Form 10-K
period 1993-12-31
BFC FINANCIAL CORP
filed 1994-03-31
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

For the Fiscal Year Ended                               Commission File Number
    December 31, 1993                                           0-9811
- -------------------------                               ----------------------

                          BFC FINANCIAL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

        Florida                                                59-2022148
- -----------------------                ---------------------------------------
(State of Organization)                (I.R.S. Employer Identification Number)

1750 E. Sunrise Boulevard
Ft. Lauderdale, Florida                                                 33304
- -------------------------                                            --------
(Address of Principal Executive Office)                             (Zip Code)

Registrant's telephone number, including area code: (305) 760-5200 Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.01 par Value                           NONE
- ---------------------------             --------------------------------------
     (Title of Class)                   (Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X        No
                              -------        -------
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendments to
this form 10-K.                                                         [X]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: as of March 18, 1994, $3,916,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

        Common stock of $.01 par value, 2,305,682 shares outstanding.

      Documents Incorporated by Reference in Part IV of this Form 10-K:

Proxy Statement - Prospectus dated June 20, 1980; Annual Report on Form 10-K for the year ended December 31, 1987.

                                    PART I

ITEM 1. BUSINESS

General Description of Business

BFC Financial Corporation is a savings bank holding company operating principally through its approximately 48.17% owned subsidiary, BankAtlantic, A Federal Savings Bank ("BankAtlantic"). BFC Financial Corporation and its subsidiaries are collectively identified herein as the "Registrant", "BFC" or the "Company". The Company acquired control of BankAtlantic in 1987 for a total investment of approximately $43 million. From 1987 through June 1993, BFC increased its ownership in BankAtlantic and BankAtlantic was consolidated in BFC Financial Corporation's financial statements since October 1987.
During November 1993, a public offering of 2,070,000 million shares of BankAtlantic common stock at a price of $13.50 per common share was consummated. Of the shares sold, 1,400,000 shares were sold by BFC Financial Corporation. Net proceeds to BFC Financial Corporation from the sale amounted to approximately $17.7 million. Upon the sale of the 2,070,000 shares, BFC Financial Corporation's ownership of BankAtlantic decreased from 77.83% to 48.17%. With the Company's ownership position less than 50%, BankAtlantic is no longer consolidated in BFC Financial Corporation's financial statements. BankAtlantic represented approximately 97% of the Company's consolidated assets when it was consolidated with the Company. Now based on the equity method of accounting for the Company's investment in BankAtlantic, the investment represents approximately 43% of the Company's consolidated assets. At September 30, 1993, BankAtlantic ranked seventh in size among all savings institutions headquartered in the State of Florida and first in size among all financial institutes headquartered in Broward County, Florida based on its total assets at such date.

During March 1992, BFC, which was formerly known as BankAtlantic Financial Corporation changed its name to BFC Financial Corporation, to eliminate confusion with its subsidiary, BankAtlantic, A Federal Savings Bank.

In addition to its investment in BankAtlantic, the Company owns and manages real estate. Since its inception in 1980, and prior to the acquisition of control of BankAtlantic, the Company's primary business was the organization, sale and management of real estate investment programs. Effective as of December 31, 1987, the Company ceased the organization and sale of new real estate investment programs, but continues to manage the real estate assets owned by its existing programs. Subsidiaries of the Company continue to serve as the corporate general partners of 4 public limited partnerships which file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years.

The Company and/or its predecessors and affiliates have been engaged in real estate investment activities since 1972. Registrant was organized in its current corporate form in 1980 as the result of a statutory merger which consolidated I.R.E. Series I, Inc., I.R.E. Series II, Inc. and I.R.E. Series III, Inc. Such corporations were originally organized as limited partnerships sponsored by predecessors and affiliates of the Company.

In March 1989, (the "1989 Exchange") the Company acquired all of the assets and liabilities of three affiliated public limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23 and I.R.E. Real Estate Fund, Ltd.- Series 24 in exchange for approximately $30,000,000 in subordinated unsecured debentures which mature in 2009. In connection with the transaction, the Company acquired 14 real properties, 3 of which are still owned by the Company.

In February 1991, the Company acquired all of the assets and liabilities of two affiliated public limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 25 and I.R.E. Real Estate Fund, Ltd. - Series 27 in exchange for approximately $9,308,000 in subordinated unsecured debentures which mature in 2011. In June 1991, the Company acquired all of the assets and liabilities of an affiliated public limited partnership, I.R.E. Real Estate Income Fund, Ltd., in exchange for approximately $6,057,000 in subordinated unsecured debentures that mature in 2011. In connection with these transactions, (the "1991 Exchange") the Company acquired 8 real properties, 4 of which are still owned by the Company.

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers and in December 1992, a jury returned a verdict for $8 million but extinguished approximately $16 million of subordinated debentures issued in connection with the 1989 Exchange. As discussed above, BFC sold 1.4 million BankAtlantic shares in November 1993. The proceeds from such sale provided BFC with the current resources necessary to allow it to attempt to negotiate settlements with respect to these lawsuits. In March 1994, a settlement agreement, with respect to the lawsuits against the Company pertaining to the 1991 Exchange, was entered into whereby BFC Financial Corporation will pay approximately eighty-one percent of the face amount of the outstanding debentures held by class members and the debentures will be canceled pursuant to the procedures outlined in the agreement. The settlement is subject to, among other things, court approval. (See Item 3. "Legal Proceedings" and "Liquidity and Capital Resources" in Managements Discussion and Analysis.) The Company is pursuing discussions with the remaining plaintiffs in litigation relating to the Exchange offers with a view to settling the ongoing litigation but there is no assurance that a settlement will be resolved.

The Company is actively seeking buyers for all of the real property held by it with a view to selling the properties and reducing mortgage indebtedness.

As indicated above, during 1987, the Company acquired a controlling interest in BankAtlantic and became a savings bank holding company. Although the Company's current ownership in BankAtlantic is less than 50%, the Company's principal business is still the business of the savings bank as conducted by BankAtlantic. Therefore, set forth below, as excerpted from BankAtlantic's 1993 Annual Report on Form 10-K, is a description of BankAtlantic's business. A description of the Company's real estate partnership program business and related real estate activities follows.

The Business Of BankAtlantic

General

BankAtlantic is a federal savings bank headquartered in Ft. Lauderdale, Florida that provides traditional retail banking services, a full range of commercial banking products and related financial services directly and through subsidiary corporations. The principal business of BankAtlantic is attracting checking and savings deposits from the public and general business customers and using these deposits to originate commercial, mortgage and installment loans and to make other permitted investments such as mortgage-backed securities and tax certificates and other investment securities. BankAtlantic has attempted to shift its primary activities from those of a traditional savings and loan to those generally associated with commercial banking. In an effort to cause its loan portfolio to adjust more rapidly to market conditions, BankAtlantic has shifted its emphasis in lending from fixed-rate, long-term residential loans to shorter term and variable rate consumer and commercial loans and investments. BankAtlantic operates through 31 branch offices located in Dade, Broward and Palm Beach Counties in South Florida. Based on its consolidated assets at September 30, 1993, BankAtlantic is currently the largest independent financial institution headquartered in Broward County, Florida and seventh in size among all savings institutions headquartered in the State of Florida. BankAtlantic is regulated and examined by the Office of Thrift Supervision ("OTS") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

BankAtlantic's revenues are derived principally from interest earned on loans, mortgage-backed securities and tax certificates and other investment securities. BankAtlantic's major expense items are interest paid on deposits and borrowings, the provision for loan losses and general and administrative expenses.

Lending Activities

General - BankAtlantic's lending activities are currently divided into three primary segments: residential real estate lending, commercial lending (consisting of commercial real estate and commercial business lending) and installment lending (primarily consisting of loans secured by second liens on residential real property, loans secured by automobiles and boats and unsecured signature loans). See "Regulation and Supervision" for a description of restrictions on BankAtlantic's lending activities.

Commercial lending is currently BankAtlantic's main lending focus. Substantially all of BankAtlantic's commercial loans are made in or relate to Dade, Broward and Palm Beach Counties, Florida. BankAtlantic's residential real estate lending consists primarily of home mortgage loans secured by residential real estate located in Dade, Broward and Palm Beach Counties, Florida. Installment loans are primarily solicited through mass market advertising and through the distribution and display of advertising materials at branch offices.

BankAtlantic's loan underwriting procedures are designed to assess both the borrower's ability to make principal and interest payments and the value of the collateral securing the loan. Employment and financial information is solicited from prospective borrowers, credit records are reviewed and the value of any collateral for the loan is analyzed. Loan information supplied by a prospective borrower is independently verified. Loan officers or other loan production personnel in a position to directly benefit monetarily through loan solicitation fees from individual loan transactions do not have approval authority and commercial and residential loans of $500,000 or more and installment loans of $100,000 or more, require the approval of BankAtlantic's Major Loan Committee. The Major Loan Committee consists of the Chairman of the Board, the Vice Chairman, the President, the Senior Executive Vice President, certain Executive Vice Presidents and certain other officers of BankAtlantic.

Interest rates and origination fees charged on loans originated by BankAtlantic are generally competitive with other financial institutions and other mortgage originators in BankAtlantic's general market area under the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA"). BankAtlantic has an affirmative obligation to serve the credit needs of the communities in which it operates, and management believes that BankAtlantic fulfills its obligations under the CRA. See "Regulation and Supervision--Community Reinvestment."

Commercial Real Estate Loans - BankAtlantic's commercial real estate loans include permanent mortgage loans on commercial and industrial properties, construction loans secured by income producing properties (or for residential development and land acquisition) and development loans. BankAtlantic generally lends not more than 70% of the securing property's appraised value and requires borrowers to maintain, at BankAtlantic, appropriate escrow accounts for the secured property's real estate taxes and insurance. In making lending decisions, BankAtlantic generally considers, among other things, the overall quality of the loan, the credit of the borrower, the location of the real estate, the projected income stream of the property and the reputation and quality of management constructing or administering the property. No one factor is determinative and such factors may be accorded different weights in any particular lending decision. As a general rule, BankAtlantic also requires that these loans be guaranteed by one or more individuals who have made a significant equity investment in the property. Commercial real estate loans generally have shorter terms, adjust more rapidly to interest rate fluctuations and bear higher rates of interest than alternative investments. Income from this type of loan should be more responsive to changes in the general level of interest rates. However, construction and permanent commercial real estate lending is generally considered to have higher credit risk than single-family residential lending because repayment typically is dependent on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or the economy, generally. Construction loans involve additional risks because loan funds are advanced based on the security of the project under construction, which is of uncertain value prior to completion, and because it is relatively difficult to evaluate accurately the total amount required to complete a project.

Commercial Business Loans - BankAtlantic's corporate lending activities are generally directed to small to medium size companies located in Dade, Broward and Palm Beach Counties, Florida. BankAtlantic's corporate lending division makes both secured and unsecured loans, although the majority of such lending is done on a secured basis. The development of ongoing customer relationships with commercial borrowers is an important part of BankAtlantic's efforts to attract more low-interest and non-interest bearing demand deposits and to generate other fee-based, non-lending services. The average corporate loan is approximately $1 million and is generally secured by the receivables, inventory, equipment, and/or general corporate assets of the borrower. These loans are originated on both a line of credit basis, and on a fixed-term basis ranging from one to five years in duration. Commercial business loans generally have annual maturities and prime-based interest rates. However, commercial business loans generally have a higher degree of credit risk than residential loans because they are more likely to be adversely affected by unfavorable economic conditions.

Residential Mortgage Loans - BankAtlantic's branch banking network is largely responsible for a majority of its residential loan originations. BankAtlantic originates fixed rate and adjustable rate mortgage ("ARM") loans with 15 and 30-year amortization periods; however, substantially all of these loans are sold to correspondents. Applicable regulations require that all loans in excess of 90% of appraised value be insured by private mortgage insurance. BankAtlantic's policy is to require private mortgage insurance on all residential loans with a loan to value ratio greater than 80%. In connection with residential loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration, BankAtlantic may lend up to the maximum percentage of the appraised value acceptable to the insuring or guaranteeing agency. Appraised values are determined by on-site inspections conducted by qualified independent appraisers. BankAtlantic does not presently originate a significant amount of residential mortgage loans for its portfolio and follows regulatory and agency guidelines when it originates such loans for sale.

Federal regulations permit savings institutions to originate and purchase mortgage loans secured by one- to-four family residences on which the payment amount, the loan terms, the principal balance or a combination thereof change periodically as a result of changes in interest rates. Pursuant to such regulations, changes in the interest rate must be based on the movement of an index that is beyond the control of the institution and must be agreed to by the institution and the borrower. Under such regulations, "ARMs" must specify the maximum interest rate which may be imposed during the term of the loan. One-to-four family residential loans generally are of a longer duration and bear lower rates of interest than commercial or installment loans; however, there is a lower credit risk associated with these types of loans. BankAtlantic generally does not purchase individual residential mortgage loans.

Installment Loans - BankAtlantic significantly reduced its installment lending activities during early 1991 by eliminating indirect consumer loans (installment loans made by others and acquired by BankAtlantic) and significantly decreasing originations of direct installment loans (loans made directly to consumers rather than through dealers). However, during 1993, BankAtlantic has focused on originating installment loans directly through its branch network and slightly increased the volume of its direct installment lending during the latter part of the year. It is anticipated that volume of direct installment lending will increase in 1994 from 1993 levels. Federal savings institutions are authorized to make secured and unsecured consumer installment loans in an aggregate amount up to 35% of their assets. In addition, BankAtlantic has lending authority above this 35% limit for certain consumer loans, such as second mortgages, home improvement loans, mobile home loans and loans secured by savings accounts. Installment loans typically involve a higher degree of credit risk than one-to-four family residential loans secured by first mortgages, but they generally carry higher yields and have shorter terms to maturity. Second mortgage loans are secured by a junior lien on residential real property and are typically based on a maximum 80% loan-to-value ratio. Personal loans may be secured by various forms of collateral, both real and personal, or to a minimal extent, may be made on an unsecured basis. Such loans generally bear interest at floating rates with the exception of personal unsecured loans which bear interest at a fixed rate.

Prior to 1991, BankAtlantic funded dealer reserves to dealers who originated consumer loans which were then purchased by BankAtlantic ("indirect consumer loans"). The risk of any amounts advanced to the dealer is primarily associated with loan performance but, secondarily, is dependent on the financial condition of the dealer. The dealer is generally responsible to BankAtlantic for the amount of the reserve only if a loan giving rise to the reserve becomes delinquent or is prepaid. However, the dealer's ability to refund any portion of the unearned reserve to BankAtlantic is subject to economic conditions, generally, and the financial condition of the dealer. A decline in economic conditions could adversely affect both the performance of the loans and the financial condition of the dealer. There is no assurance that BankAtlantic can successfully recover amounts advanced in the event it pursues the dealer for amounts due. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" regarding recovery from BankAtlantic's fidelity bond carrier of certain amounts associated with certain indirect consumer loans.

Loan Commitments - BankAtlantic issues commitments to make residential and commercial real estate loans and commercial business loans on specified terms which are conditioned upon the occurrence of stated events. Loan commitments are generally issued in connection with (i) the origination of loans for the financing of residential properties by prospective purchasers, (ii) construction or permanent loans secured by commercial and multi-unit residential income-producing properties and (iii) loans to corporate borrowers in connection with loans secured by corporate assets.

The commitment procedure followed by BankAtlantic depends on the type of loan underlying the commitment. Residential loan commitments are generally limited to 30 days and are issued after the loan is approved. However, loan commitments may be extended based on the circumstances. BankAtlantic offers interest rate "locks" for periods of up to 150 days. BankAtlantic also issues short-term commitments on commercial real estate loans and commercial business loans. Short-term commitments generally remain open for no more than 90 days. BankAtlantic usually charges a commitment fee of 1% to 2% on short-term commitments relating to commercial real estate loans and commercial business loans. In most cases, half of the fee is payable upon the acceptance of the commitment and is non-refundable. If the loan is ultimately made, the remainder of the commitment fee is collected at closing.

Loan Servicing Rights - BankAtlantic generally retains servicing rights on loans which it sells and has sought to purchase additional servicing rights from third parties. BankAtlantic derives fees for providing the servicing of mortgage loans, including, among other fees, assumption fees and late charges. The amount of revenue earned from loan servicing is dependent on the prepayments of the underlying loans. Generally, as interest rates fall, loan prepayments accelerate, resulting in lower net revenues earned on loan servicing rights. Conversely, as interest rates rise, loan prepayments decline, resulting in higher net revenues earned on loan servicing rights.

Usury Limitations - The maximum rate of interest that BankAtlantic may charge for any particular loan transaction varies depending upon the purpose of the loan, the nature of the borrower, the security and other various factors set forth in Florida and federal interest rate laws. Under Florida law, BankAtlantic is not subject to any usury ceiling on loans secured by a first lien on residential real estate and certain other secured loans. Other types of loans are subject to Florida's statutory usury ceiling which is currently 18% per annum, although certain types of loans in excess of $500,000 may legally carry an interest rate of up to 25% per annum.

Non-Performing and Classified Assets, Loan Delinquencies and Defaults - When a borrower fails to make a required payment on a loan, BankAtlantic attempts to have the deficiency cured by communicating with the borrower. In most cases, deficiencies are cured promptly. If the delinquency is not cured within 90 days, it is BankAtlantic's general policy to institute appropriate legal action to collect the loan, including foreclosing on any collateral securing the loan and obtaining a deficiency judgment against the borrower, if appropriate.

Current regulations provide for the classification of loans and other assets considered by examiners to be of lesser quality as "special mention," "substandard," "doubtful" or "loss" assets. The special mention category applies to assets not warranting classification as substandard but possessing credit deficiencies or potential weaknesses necessitating management's close attention. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that such weaknesses make collection of the loan or liquidation in full on the basis of currently existing facts, conditions and values, highly questionable or improbable. Assets classified as a loss are considered uncollectible and of such little value that their continued treatment as assets is not warranted.

The asset classification regulations require insured institutions to classify their own assets and to establish prudent general allowances for loan losses. However, regulators have considerable discretion to review asset classifications and loss allowances of insured institutions, and, if a regulator concludes that the valuation allowances established by an institution are inadequate, the regulator may determine, subject to certain reviews, the need for, and extent of, any increase necessary in the institution's general allowance for loan losses.

Management of BankAtlantic has identified certain assets as "Risk elements". These assets include: (i) loans accounted for on a non-accrual basis; (ii) loans not included in category (i), which are contractually 90 days or more past due as to interest or principal payments; (iii) assets acquired in settlement of loans; and (iv) restructured loans. Non-accrual loans are loans on which interest recognition has been suspended until realized because of doubts as to the borrower's ability to repay principal or interest. Restructured loans are loans on which the terms have been altered to provide a reduction or deferral of interest or principal because of a deterioration in the borrower's financial position. Such restructured loans may be removed from the restructured category based upon various factors, including a period of satisfactory loan performance under the revised terms.

Allowance for Loan Losses - Management of BankAtlantic establishes allowances for loan losses in amounts which it believes are sufficient to provide for potential future losses. In establishing its allowance for loan losses, management considers past loss experience, present indicators such as delinquency rates, economic conditions, collateral values and the potential for loan losses in future periods. The evaluation of potential losses in BankAtlantic's loan portfolio includes a review of all loans for which full collectibility may not be reasonably assured. Increases in the allowance for loan losses are recorded when losses are both probable and estimable. In the case of loans in foreclosure or probable foreclosure, the estimated fair value of the underlying collateral, and such other factors which, in management's judgment, deserve recognition under existing economic conditions are considered in estimating loan losses.

Investment Activities

BankAtlantic maintains an investment portfolio consisting primarily of mortgage-backed securities and tax certificates. Additionally, BankAtlantic has purchased banker's acceptances, which have been classified as loans. Federal regulations limit the types and quality of instruments in which BankAtlantic may invest.

Mortgage-backed securities are pools of residential loans which are made to consumers and then generally sold to governmental agencies, such as the Government National Mortgage Corporation ("GNMA"), the Federal National Mortgage Corporation ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Mortgage-backed securities are either 15-30 year maturity, 5-7 year balloon maturity or ARMs. BankAtlantic generally invests in ARMs or 5-7 year balloon maturity mortgage-backed securities.

Banker's acceptances are unconditional obligations of the issuing bank and are collateralized by various means, including inventory and receivables of borrowers of the issuing bank.

BankAtlantic's portfolio also includes tax lien certificates issued by various counties in the State of Florida. Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Although tax certificates have no stated maturity, the certificate holder has the right to collect the delinquent tax amount, plus interest, and can file for a deed to the underlying property if the delinquent tax amount is unpaid at the end of two years. If the certificate holder does not file for the deed within seven years, the certificate becomes null and void. BankAtlantic's experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments, substantial repayment generally occurs over a two year period and losses to date, have been minimal. The primary risks BankAtlantic has experienced with tax certificates have related to the risk that additional funds may be required to purchase other certificates relating to the property, the risk that the liened property may be unusable and the risk that potential environmental concerns may make taking title to the property untenable.

The OTS is reviewing the amount, and procedures utilized in the acquisition and administration of tax certificates by savings institutions. The purpose of such review is believed to be the establishment of specific regulatory guidelines and procedures so as to insure safety and soundness, generally. BankAtlantic has participated with the OTS in this review and, based upon current practices, BankAtlantic believes its procedures comply with applicable safety and soundness requirements. Additionally, the Southeast Regional Office of the OTS requested that BankAtlantic limit its purchases of tax certificates at 1993 tax certificate auctions to an aggregate amount not to exceed $85 million. Based on market conditions, BankAtlantic purchased only approximately $64 million in tax certificates at auctions in 1993. BankAtlantic is also aware that on November 17, 1992, the FDIC issued an Interpretive Letter stating its view that it constitutes an unsafe or unsound banking practice for a non-member commercial bank to invest in tax certificates. Although the FDIC currently has supervisory and examination jurisdiction with respect to thrifts such as BankAtlantic (see "Regulation and Supervision"), BankAtlantic is unaware of any similar statement published by the FDIC concerning investments in tax certificates by savings banks. BankAtlantic has been advised that the FDIC may be preparing or may have issued a memorandum or policy statement concerning tax certificates and has made a request under the Freedom of Information Act to obtain a copy of any such memorandum or policy statement. However, to date, the FDIC has not made any such memorandum or policy statement publicly available. If the FDIC or the OTS were to make a determination in the future that such investments are improper, either regulator could seek to impose restrictions or sanctions, prohibit or limit investments in tax certificates or require additional regulatory reserves with respect to these investments. For descriptions of BankAtlantic's investments in tax certificates and other investment securities, see Note 3 to the Consolidated Financial Statements. Based upon current discussions with the Southeast Regional Office of the OTS, BankAtlantic believes the OTS has completed its current review of tax certificate investments and has determined that savings institutions may continue to invest in tax certificates, subject to certain volume limitations and adherence to specific underwriting, asset classification and other procedural guidelines. BankAtlantic believes it is in a position to comply with OTS requirements and that compliance will not significantly change BankAtlantic's tax certificate investment activities or practices. For a discussion of regulatory limitations on BankAtlantic's investments, see "Regulation and Supervision."

Sources of Funds

General - Historically, deposits have been the principal source of BankAtlantic's funds for use in lending and for other general business purposes. Loan repayments, sales of securities, advances from the Federal Home Loan Bank ("FHLB") of Atlanta and other borrowings, including the issuance of subordinated debentures, and the use of repurchase agreements have been additional sources of funds. Loan amortization payments, deposit inflows and outflows are significantly influenced by general interest rates. Borrowings may be used by BankAtlantic on a short-term basis to compensate for reductions in normal sources of funds such as savings inflows, and to provide additional liquidity investments. On a long-term basis, borrowings may support expanded lending activities. Historically, BankAtlantic has borrowed primarily from the FHLB of Atlanta and through the use of repurchase agreements.

Deposit Activities - BankAtlantic offers several types of deposit programs designed to attract both short-term and long-term funds from the general public by providing an assortment of accounts and rates. BankAtlantic believes that its product line is comparable to that offered by its competitors. BankAtlantic offers the following accounts: commercial and retail demand deposit accounts; regular passbook and statement savings accounts; money market accounts; fixed-rate, fixed-maturity certificates of deposit, ranging in maturity from 30 days to 8 years; variable-maturity jumbo certificates of deposit; and various NOW accounts. BankAtlantic also offers IRA and Keogh retirement accounts. BankAtlantic's deposit accounts are insured by the FDIC through the Savings Association Insurance Fund ("SAIF") up to a maximum of $100,000 for each insured depositor.

BankAtlantic solicits deposits through advertisements in newspapers and magazines of general circulation and on radio and television in Dade, Broward and Palm Beach Counties, Florida. Most of its depositors are residents of these three counties at least part of the year. BankAtlantic does not hold any deposits obtained through brokers.

Borrowings - BankAtlantic has utilized wholesale repurchase agreements as a means of obtaining funds and increasing yields on its investment portfolio. In a wholesale repurchase transaction, BankAtlantic sells a portion of its current investment portfolio (usually government and mortgage-backed securities) at a negotiated rate and agrees to repurchase the same or substantially identical assets on a specified date. Proceeds from such transactions are treated as secured borrowings pursuant to applicable regulations. See Note 14 to the Consolidated Financial Statements.

BankAtlantic is a member of the FHLB and is authorized to apply for secured advances from the FHLB of Atlanta. See "Regulation and Supervision." BankAtlantic has used advances from the FHLB to repay other borrowings, meet deposit withdrawals and expand its lending and short-term investment activities. See Note 13 to the Consolidated Financial Statements.

Competition

Based on its total assets, at September 30, 1993, BankAtlantic ranked seventh in size among all savings institutions headquartered in the State of Florida and first in size among all financial institutions headquartered in Broward County, Florida.

BankAtlantic has substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and the availability of convenient office locations. There is direct competition for deposits from credit unions and commercial banks and other savings institutions. Additional significant competition for savings deposits comes from other investment alternatives, such as money market mutual funds and corporate and government securities. The primary factors in competing for loans are the range and quality of lending services offered, interest rates and loan origination fees. Competition for origination of real estate loans normally comes from other savings and financial institutions, commercial banks, mortgage bankers and insurance companies.

Past legislative and regulatory action has increased competition between savings institutions and other financial institutions, such as commercial banks, by expanding the ranges of financial services that may be offered by savings institutions (e.g., interest bearing checking accounts, trust services and consumer and commercial lending authority), while reducing or eliminating the difference between thrift institutions and commercial banks with respect to long-term lending authority, taxation and maximum rates of interest that may be paid on savings deposits. Current and future regulatory requirements may adversely affect BankAtlantic's competitive position by restricting its operations.

BankAtlantic's operating goal is to provide a broad range of financial services with a strong emphasis on customer service to individuals and businesses in South Florida.


REGULATION AND SUPERVISION

General

BankAtlantic is a member of the FHLB system and its deposit accounts are insured up to applicable limits by the FDIC. BankAtlantic is subject to supervision, examination and regulation by the OTS and to a lesser extent by the FDIC as the insurer of its deposits. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions. There are periodic examinations by the OTS and the FDIC to examine BankAtlantic's compliance with various regulatory requirements. The regulatory structure also gives regulatory authorities extensive discretion in connection with their supervisory and enforcement policies with respect to the classification of non-performing and other assets and the establishment of adequate loan loss reserves for regulatory purposes. Additionally, as a company having a class of publicly held equity securities, BankAtlantic is subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended.

Legislative Developments

In recent years, measures have been taken to reform the thrift and banking industries and to strengthen the insurance funds for depository institutions. The most significant of these measures was the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), which has had a major impact on the operations and regulation of savings associations generally. In 1991, a comprehensive deposit insurance and banking reform plan, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), became law.
Although FDICIA's primary purpose is to recapitalize the Bank Insurance Fund (the "BIF") of the FDIC, FDICIA also affects the supervision and regulation of all federally insured depository institutions, including federal savings banks such as BankAtlantic.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 - FIRREA, enacted in response to concerns regarding the soundness of the thrift industry, brought about a significant regulatory restructuring, limited savings institutions' business activities and increased savings institutions' regulatory capital requirements. FIRREA abolished the FHLB Board and the Federal Savings and Loan Insurance Corporation ("FSLIC") and established the OTS as the primary federal regulator for savings institutions. Deposits at BankAtlantic are insured through the SAIF, a separate fund managed by the FDIC for institutions whose deposits were formerly insured by the FSLIC.
Regulatory functions relating to deposit insurance are generally exercised by the FDIC.

The Federal Deposit Insurance Corporation Improvement Act of 1991 - FDICIA authorizes the regulators to take prompt corrective action to solve the problems of critically undercapitalized institutions. As a result, banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which increases as an institution's level of capitalization decreases. Pursuant to FDICIA, federal banking agencies have established the levels at which an insured institution is considered to be "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." See "Savings Institution Regulations--Prompt Regulatory Action" below for a discussion of the applicable capital levels. Based upon these established capital levels, BankAtlantic meets the definition of a "well capitalized" institution.

FDICIA requires federal banking agencies to revise their risk-based capital requirements to include components for interest rate risk, concentration of credit risk and the risk of non-traditional activities. See "Savings Institution Regulations--Regulatory Capital" below for a discussion of the interest rate risk component in the risk-based capital requirement effective June 30, 1994.

In addition, FDICIA requires each federal banking agency to establish standards relating to internal controls, information systems, and internal audit systems that are designed to assess the financial condition and management of the institution, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. FDICIA lowered the Qualified Thrift Lender ("QTL") investment percentage applicable to institutions insured by SAIF. See "Regulation and Supervision--Savings Institution Regulations--Qualified Thrift Lender--Insurance of Accounts." FDICIA further requires annual on-site full examinations of depository institutions, with certain exceptions, and annual reports on institutions' financial and management controls.

Other proposals are currently being considered which could have a significant impact on BankAtlantic, including proposals, which would consolidate the regulatory agencies having authority over financial institutions. It is not yet clear which, if any, proposals will be adopted or the impact such proposals may have on BankAtlantic.

Savings Institution Regulations

Regulatory Capital - Both the OTS and the FDIC have promulgated regulations setting forth capital requirements applicable to savings institutions. The effect and interrelationship of these regulations are discussed below.

Savings institutions must meet the OTS' specific capital standards which by law must be no less stringent than capital standards applicable to national banks with exceptions for risk-based capital requirements to reflect interest rate risk or other risk. Capital calculated pursuant to the OTS' regulations varies substantially from capital calculated pursuant to generally accepted accounting principles ("GAAP"). At December 31, 1993, BankAtlantic met all applicable capital requirements. The capital requirements are as follows:

     (a) The leverage limit requires savings institutions to maintain core capital of at least 3% of adjusted total assets. Adjusted total assets are calculated as GAAP total assets, minus intangible assets (except those included in core capital as described below). Core capital consists of common shareholders' equity, including retained earnings, noncumulative perpetual preferred stock and related surplus, less specified intangible assets (a percentage of purchased mortgage servicing rights ("PMSRs")).

     In addition, a portion of PMSRs may be included in core capital. Generally, an amount may be included in core capital equal to the lowest of
(i) 90% of the fair market value of readily marketable PMSRs or (ii) the current amortized book value as determined under GAAP. However, the amount of PMSRs included in core capital is limited to a maximum of 50% of core capital.

     (b) Under the tangible capital requirement, savings institutions must maintain tangible capital in an amount not less than 1.5% of adjusted total assets. Tangible capital is defined in the same manner as core capital, except that all intangible assets, except PMSRs, must be deducted. The percentage of PMSRs which may be included in tangible capital is equal to the lesser of (a) 100% of the amount of tangible capital that exists before the deduction of any disallowed PMSRs or (b) the amount of PMSRs allowed to be included in core capital.

     (c) The risk-based standards of the OTS currently require maintenance of core capital equal to at least 4% of risk-weighted assets, and total capital equal to at least 8% of risk-weighted assets. Total capital includes core capital plus supplementary capital, but supplementary capital that may be included in computing total capital for this purpose may not exceed core capital. Supplementary capital includes cumulative perpetual preferred stock, allowable subordinated debt and general loan loss allowances, within specified limits. Such general loss allowances may not exceed 1.25% of risk-weighted assets. Additionally, investments in non-includable subsidiaries will be subject to a 100% exclusion from risk-based capital by July 1, 1994.

     Risk-weighted assets are determined by assigning to all assets designated risk weights ranging from 0% to 100%, based on the credit risk assumed to be associated with the particular asset. Generally, zero weight is assigned to risk-free assets, such as cash and unconditionally guaranteed United States government securities such as mortgage-backed securities issued or guaranteed by GNMA. A weight of 20% is assigned to, among other things, certain obligations of United States government-sponsored agencies (such as the FNMA and the FHLMC), stock of a FHLB and high quality mortgage-related securities. A weight of 50% is assigned to qualifying mortgage loans and certain other residential mortgage-related securities. A weight of 100% is assigned to consumer, commercial and other loans, repossessed assets and assets that are 90 days or more past due and all other assets not identified in the categories above.

In addition to the capital requirements set forth in the OTS' regulations, the OTS has delegated to its Regional Directors the authority to establish higher individual minimum capital requirements for savings institutions based upon a determination that the institution's capital is or may become inadequate in view of its circumstances. For example, circumstances which may be considered by the Regional Directors are the institution: (i) receiving special supervisory attention; (ii) having or expected to have losses resulting in capital inadequacy; (iii) having a high degree of exposure to interest-rate, prepayment, credit or similar risks or a high proportion of off-balance sheet risk; (iv) having poor liquidity or cash flow; (v) growing, internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by other OTS regulations; (vi) having potential adverse effects from the activities or condition of its affiliates or others with which it has significant business relationships, including concentrations of credit; (vii) having a portfolio reflecting weak credit quality; (viii) having inadequate underwriting policies or procedures for loans and investments; (ix) having a record of operational losses that exceeds the average of other, similarly situated savings institutions; (x) having management deficiencies; or (xi) having a poor record of supervisory compliance.

In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest-rate risk will be subject to a deduction of its interest-rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest-rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest-rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest-rate risk and 2.0% multiplied by the market value of its assets. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest-rate risk component on a case-by-case basis. The final rule is effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest-rate risk and the effective date of each quarter's interest-rate risk component. Thus, an institution with greater than "normal" risk will not be subject to any deduction from total capital until July 1, 1994.

Additionally, the Office of the Comptroller of the Currency (the "OCC"), which is the primary regulator for national banks, has adopted a final rule increasing the leverage ratio requirements for all but the most highly rated national banks. Pursuant to FIRREA, the OTS is required to issue capital standards for savings institutions that are no less stringent than those applicable to national banks. Accordingly, savings institutions must maintain a leverage ratio (defined as the ratio of core capital to adjusted total assets) of between 4% and 5%. The OTS indicated in the final rule that it intended to lower the leverage ratio requirement (in its prompt corrective action regulation) to 3.0% from the current level of 4.0%, on July 1, 1994.
If this rule and the interest rate component discussed above were in effect at December 31, 1993, BankAtlantic believes it would be in full compliance with the new rules and would have risk-based capital substantially in excess of applicable risk-based capital requirements.

The OTS also issued a final rule, effective March 1, 1994, which excludes core deposit intangibles ("CDIs") in the determination of regulatory capital. As BankAtlantic's CDIs have been fully amortized at December 31, 1993, BankAtlantic is not currently effected by this exclusion from capital.

Insurance of Accounts - BankAtlantic's deposits are insured by the SAIF up to $100,000 for each insured account holder, the maximum amount currently permitted by law. Pursuant to the FDICIA, the FDIC adopted transitional regulations implementing risk-based insurance premiums that became effective on January 1, 1993. Under these regulations, institutions are divided into groups based on criteria consistent with those established pursuant to the prompt regulatory action provisions of the FDICIA (see "Savings Institution Regulations -- Prompt Regulatory Action" below). Each of these groups is further divided into three subgroups, based on a subjective evaluation of supervisory risk to the insurance fund posed by the institution. Insurance premiums range from 23 to 31 basis points, with well capitalized institutions in the highest supervisory subgroup paying 23 basis points and undercapitalized institutions in the lowest supervisory subgroup paying 31 basis points.

As an insurer, the FDIC issues regulations and conducts examinations of its insured members. Insurance of deposits by the SAIF may be terminated by the FDIC, after notice and hearing, upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or the FDIC. When conditions warrant, the FDIC may impose less severe sanctions as an alternative to termination of insurance. BankAtlantic's management does not know of any present condition pursuant to which the FDIC would seek to impose sanctions on BankAtlantic or terminate insurance of its deposits.

Prompt Regulatory Action - The OTS and other federal banking regulators have established capital levels for institutions to implement the "prompt regulatory action" provisions of the FDICIA. Capital levels have been established for which an insured institution will be categorized as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. The FDICIA requires federal banking regulators, including the OTS, to take prompt corrective action to solve the problems of those institutions that fail to satisfy their applicable minimum capital requirements. The level of regulatory scrutiny and restrictions imposed become increasingly severe as an institution's capital level falls.

A "well capitalized" institution must have risk-based capital of 10% or more, core capital of 5% or more and Tier 1 risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level for a specific capital measure. An institution will be categorized as:
"adequately capitalized" if it has total risk-based capital of 8% or more, Tier 1 risk-based capital of 4% or more and core capital of 4% or more; "undercapitalized" if it has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4% or core capital of less than 4%; "significantly undercapitalized" if it has total risk-based capital of less than 6%, Tier 1 risk-based capital of less than 3% or core capital of less than 3%; and "critically undercapitalized" if it has tangible capital of less than 2%. Any savings institution that fails its regulatory capital requirement is subject to enforcement action by the OTS or the FDIC. BankAtlantic meets the capital requirements of a well capitalized institution as defined above.

An undercapitalized institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. The plan must specify (i) the steps the institution will take to become adequately capitalized, (ii) the capital levels to be attained each year, (iii) how the institution will comply with any regulatory sanctions then in effect against the institution and (iv) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan is based on realistic assumptions, and is likely to succeed in restoring the institution's capital and would not appreciably increase the risk to which the institution is exposed.

Under FDICIA, an insured depository institution cannot make a capital distribution (as broadly defined to include, among other things, dividends, redemptions and other repurchases of stock), or pay management fees to any person that controls the institution, if thereafter it would be undercapitalized. The appropriate federal banking agency, however, may (after consultation with the FDIC) permit an insured depository institution to repurchase, redeem, retire or otherwise acquire its shares if such action (i) is taken in connection with the issuance of additional shares or obligations in at least an equivalent amount and (ii) will reduce the institution's financial obligations or otherwise improve its financial condition. An undercapitalized institution is generally prohibited from increasing its average total assets. An undercapitalized institution is also generally prohibited from making any acquisitions, establishing any branches or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

FDICIA provides that the appropriate federal regulatory agency must require an insured depository institution that (i) is significantly undercapitalized or
(ii) is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed by regulation or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency, to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver;
(iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act ("FRA") did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region;" (vi) restrict asset growth or reduce total assets; (vii) alter, reduce or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior officer who held office for more than 180 days immediately before the institution became undercapitalized; provided that in requiring dismissal of a director or senior officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain non-depository affiliates which pose a danger to the institution; (xiii) be divested by a parent holding company; and (xiv) take any other action which the agency determines would better carry out the purposes of the prompt corrective action provisions.

In addition to the foregoing sanctions, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior officer or increase the rate of compensation for such an officer without regulatory approval. Furthermore, in the case of an undercapitalized institution that has failed to submit or implement an acceptable capital restoration plan, the appropriate federal banking agency cannot approve any such bonus.

Not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another cause of action. The FDICIA requires that any alternative determination be "documented" and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the FDIC determines that the institution has positive net worth, is in compliance with a capital plan, is profitable or has a sustainable upward trend in earnings and is reducing its ratio of non-performing loans to total loans and the head of the appropriate federal banking agency and the chairperson of the FDIC certify that the institution is viable and not expected to fail.

The FDIC is required, by regulation or order, to "restrict the activities" of such critically undercapitalized institutions. The restrictions must include prohibitions on the institution's doing any of the following without prior approval of the FDIC: entering into any material transactions not in the usual course of business, extending credit for any highly leveraged transaction, engaging in any "covered transaction" (as defined in Section 23A of the FRA) with an affiliate, paying "excessive compensation or bonuses," and paying interest on "new or renewed liabilities" that would increase the institution's average cost of funds to a level significantly exceeding prevailing rates in the market.

Appointment of Receiver or Conservator - The grounds for appointment of a conservator or receiver for a savings institution include the following events: (i) "substantially insufficient capital;" (ii) incurrence or likely incurrence of losses that will substantially deplete all of the institution's capital in the absence of reasonable prospects for replenishing that capital without federal assistance; (iii) a violation of law or regulation that is likely to weaken the institution's condition; (iv) assets insufficient for the satisfaction of its obligations; (v) substantial dissipation of assets or earnings; (vi) unsafe and unsound condition; (vii) willful violation of cease and desist orders; (viii) concealment of information; (ix) inability to meet obligations in the normal course of business; (x) violations of law; (xi) consent by resolution of the institution's board of directors or shareholders;
(xii) cessation of insured status; (xiii) under-capitalization; and (xiv) other capital problems.

Supervisory Agreement - On April 16, 1991, BankAtlantic voluntarily entered into a Supervisory Agreement with the OTS. The Supervisory Agreement required BankAtlantic to implement additional policies and reporting procedures relating to the internal operations of BankAtlantic within specified time frames, and to particularly address concerns relating to classified assets, general valuation allowances and the policies, procedures, information reporting and guidelines in the consumer loan department. On March 16, 1994, the OTS notified BankAtlantic that it had been released from the Supervisory Agreement, BankAtlantic's management does not believe that the Agreement had any material impact on BankAtlantic's business or operations.

Restrictions on Dividends and Other Capital Distributions - Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets or exceeds all of its fully phased-in capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association." A Tier 1 association may make capital distributions during a calendar year up to the greater of (i) 100% of net income for the current calendar year plus 50% of its capital surplus or
(ii) 75% of its net income over the most recent four quarters. Any additional capital distributions would require prior regulatory approval.

An institution that meets the minimum regulatory capital requirements but does not meet the fully phased-in capital requirements would be a "Tier 2 association," which may make capital distributions of between 25% and 75% of its net income over the most recent four-quarter period, depending on the institution's risk-based capital level. A "Tier 3 association" is defined as an institution that does not meet all of the minimum regulatory capital requirements and therefore may not make any capital distributions without the prior approval of the OTS.

Savings institutions must provide the OTS with at least 30 days written notice before making any capital distributions. All such capital distributions are also subject to the OTS' right to object to a distribution on safety and soundness grounds.

The FHLB System - BankAtlantic is a member of the FHLB system, which consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility for member institutions. BankAtlantic, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or 5% of its borrowings from the FHLB of Atlanta (including advances and letters of credit issued by the FHLB on BankAtlantic's behalf). BankAtlantic is currently in compliance with this requirement.

Each FHLB makes loans (advances) to members in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the FHFB. The FHLB Act establishes collateral requirements for advances from the FHLB. First, all advances from the FHLB must be fully secured by sufficient collateral as determined by the FHLB of Atlanta. The FHLB Act prescribes eligible collateral as first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, deposits with the FHLB and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. All long-term advances are required to provide funds for residential home financing. The FHLB of Atlanta has established standards of community service that members must meet to maintain access to long-term advances.

Fees and Assessments of the OTS - The OTS has adopted regulations to assess fees on savings institutions to fund the operations of the OTS. The regulations provide for the OTS' assessments to be made based on the total consolidated assets of a savings institution as shown on its most recent report to the agency. Troubled savings institutions (generally, those operating in conservatorship or with the lowest two (of five) supervisory subgroup ratings) are to be assessed at a rate 50% higher than similarly sized thrifts that are not experiencing problems.

Investment Activities - As a federally-chartered savings bank, BankAtlantic is subject to various restrictions and prohibitions with respect to its investment activities. These restrictions and prohibitions are set forth in the Home Owner's Loan Act ("HOLA") and in the rules of the OTS and include dollar amount limitations and procedural limitations. BankAtlantic is in compliance with these restrictions.

Under the Federal Deposit Insurance Act ("FDIA"), a savings institution is required to provide 30 days' prior notice to the FDIC and the OTS of its desire to establish or acquire a new subsidiary or conduct any new activity through a subsidiary. The institution is also required to conduct the activities of the subsidiary in accordance with the OTS' orders and regulations. The Director of the OTS has the power to force divestiture of any subsidiary or the termination of any activity it determines is a serious threat to the safety, soundness or stability of the savings institution or is otherwise inconsistent with sound banking principles. Additionally, the FDIC is authorized to determine whether any specific activity poses a threat to the SAIF and to prohibit any member of the SAIF from engaging directly in the activity, even if it is an activity that is permissible for a federally-chartered savings institution or for a subsidiary of a state-chartered savings institution.

Safety and Soundness - The FDIA authorizes the appropriate federal agency (in the case of BankAtlantic, the OTS) to prescribe, for all federally insured depository institutions, operational, managerial and compensation standards for internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and benefits for bank officers, employees, directors and principal shareholders. The statute further empowers the OTS to set standards for any other facet of institution operations not specifically covered in this list. The OTS is required to prescribe asset quality, earnings and stock valuation standards specifying: (i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of the institution; and (iv) such other standards relating to asset quality, earnings and valuation as the OTS deems appropriate.

An institution failing to meet these standards must file a plan to bring the institution into compliance and have the plan approved by the OTS. Continued non-compliance allows the OTS to prohibit growth, require higher capital, restrict interest rates paid on deposits or take any other appropriate action.

Loans to One Borrower - Generally, a savings institution's total loans and extensions of credit to one borrower or related group of borrowers, outstanding at one time and not fully secured by readily marketable collateral, may not exceed 15% of the institutions' unimpaired capital and surplus. Except as set forth below for certain highly rated securities, an institution's investment in commercial paper and corporate debt securities of any one issuer or related entity must be aggregated "loans" for purposes of the immediately preceding sentence.

Savings institutions may invest, in addition to the 15% general limitation, up to 10% of unimpaired capital and surplus in commercial paper of one issuer rated by two nationally recognized rating services in the highest category, or in corporate debt securities rated in one of the two highest categories by at least one such service. A savings institution may also lend up to 10% of unimpaired capital and surplus, if the loan is fully secured by readily marketable collateral which is defined to include certain securities and bullion, but generally does not include real estate.

A savings institution which meets its fully phased-in capital requirements may make loans to one borrower to develop domestic residential housing units, up to the lesser of $30,000,000 or 25% of the savings institution's unimpaired capital and surplus if certain other conditions are satisfied. These loans are an alternative to the 15% limitation and not in addition to that limitation. At December 31, 1993, BankAtlantic was in compliance with the loans to one borrower limitations.

Qualified Thrift Lender ("QTL") - BankAtlantic, like all other savings institutions, is required to meet the QTL test for, among other things, future eligibility for advances from the FHLB. The QTL test requires that a savings institution's qualified thrift investments equal or exceed 65% of the savings institution's portfolio assets calculated on a monthly average basis in nine out of every twelve months. For the purposes of the QTL test, portfolio assets are total assets less intangibles, properties used to conduct business and liquid assets (up to 10% of total assets). The following assets are included as qualified thrift investments without limit: (i) domestic residential housing or manufactured housing loans; (ii) home equity loans and mortgage-backed securities secured by residential housing or manufactured housing loans; and (iii) certain obligations of the FDIC and other related entities. Other qualifying assets which may be included up to an aggregate of 20% of portfolio assets are: (i) 50% of originated residential mortgage loans sold within 90 days of origination; (ii) investments in debt or equity securities of service corporations that derive at least 80% of their gross revenues from housing-related activities; (iii) 200% of certain loans to and investments in low-cost, one-to-four family housing; (iv) 200% of loans for residential real property, churches, nursing homes, schools and small businesses in areas where credit needs of low-to-moderate income families are not met; (v) other loans for churches, schools, nursing homes and hospitals; and (vi) consumer and education loans up to 10% of total portfolio assets.

Any savings institution that fails to meet the QTL test must convert to a commercial bank charter or limit its future investments and activities to those permitted for both savings institutions and national banks. Additionally, any such savings institution that does not convert to a commercial bank charter will be ineligible to receive future advances from the FHLB and, beginning three years after the loss of QTL status, will be required to repay all outstanding advances from the FHLB and dispose of or discontinue all preexisting investments and activities not permitted for both savings institutions and national banks. If an institution converts to a commercial bank charter, it will remain insured by the SAIF until December 31, 1993, or until the FDIC permits it to transfer to BIF, if later. Generally, a transfer to BIF is not permitted until August 1994. If any institution that fails the QTL test and is subject to these restrictions on activities and advances and is controlled by a holding company, then, within one year after the failure, the holding company must register as a bank holding company and will be subject to all restrictions on bank holding companies. At December 31, 1993, BankAtlantic was in compliance with current QTL requirements.

Transaction with Affiliates - As a federally chartered savings institution, BankAtlantic is subject to the OTS' regulations relating to transactions with affiliates, including officers and directors. BankAtlantic is subject to substantially similar restrictions regarding affiliate transactions as those imposed on member banks under Sections 22(g), 22(h), 23A, and 23B of the FRA.

Sections 22(g) and 22(h) establish restrictions on loans to directors, controlling shareholders and their related companies and certain officers.
Section 22(g) provides that no institution may extend credit to an executive officer unless (i) the bank would be authorized to make such extension of credit to borrowers other than its officers, (ii) the extension of credit is on terms not more favorable than those afforded to other borrowers, (iii) the officer has submitted a detailed current financial statement and (iv) the extension of credit is on the condition that it shall become due and payable on demand at any time that the officer is indebted to any other bank or banks on account of extensions of credit in any one of the following three categories, respectively, in an aggregate amount greater than the amount of credit of the same category that could be extended to the officer by the institution: (a) an extension of credit secured by a first lien on a dwelling which is expected to be owned by the officer and used by the officer as his or her residence; (b) an extension of credit to finance the education of the children of the officer; or (c) for any other purpose prescribed by the OTS.
Section 22(g) also imposes reporting requirements on both the officers to whom it applies and on the institution. Section 22(h) requires that loans to directors, controlling shareholders and their related companies and certain officers be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and that those loans do not involve more than the normal risk of repayment or present other unfavorable features.

Section 23A limits transactions with any one affiliate to 10% of the institution's capital and surplus (including supervisory goodwill to the extent that it may be included in core capital through July 1, 1995) and limits aggregate affiliate transactions to 20% of such capital and surplus. Sections 23A and 23B provide that a loan transaction with an affiliate generally must be collateralized (other than by a low-quality asset or by securities issued by an affiliate) and that all covered transactions as well as the sale of assets, the payment of money or the providing of services by a savings institution to an affiliate must be on terms and conditions that are substantially the same, or at least as favorable to the savings institution, as those prevailing for comparable non-affiliated transactions. A covered transaction is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate (with some exceptions), the acceptance of securities issued by an affiliate as collateral for a loan or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The OTS regulations clarify that transactions between either a thrift or a thrift subsidiary and an unaffiliated person that benefit an affiliate are considered covered transactions. A savings institution may make loans to or otherwise extend credit to an affiliate only if the affiliate is engaged solely in activities permissible for bank holding companies. In addition, no savings institution may purchase the securities of any affiliate other than the shares of a subsidiary. The Director of the OTS may further restrict these transactions in the interest of safety and soundness. At December 31, 1993, BankAtlantic was in compliance with the restrictions regarding affiliate transactions.

Subordinated Debentures - Insured institutions may increase their regulatory risk-based capital by selling subordinated debentures only with the prior written approval of the OTS. Applicable regulations also prohibit the inclusion in regulatory risk-based capital of subordinated debentures which have an original maturity of less than seven years and restrict the timing of sinking fund payments with respect to such securities. Pursuant to FIRREA, maturing capital instruments issued on or before November 7, 1989 includable as regulatory capital must be amortized pursuant to a schedule that permits 100% to be included when the years to maturity are greater than or equal to seven, and decreases by approximately one-seventh each year thereafter. Subordinated debentures issued after November 7, 1989 may, subject to regulatory approval prior to inclusion, be includable in regulatory capital, but such inclusion is limited based on one of two elections to be chosen by the issuing institution. The institution may elect to phase capital inclusion out on a straight-line basis over the last five years to maturity of the instrument, or may elect to limit the inclusion of the subordinated debt with less than seven years to maturity to 20% of the institution's capital. The OTS is permitted to determine the treatment of subordinated debentures if an institution is in receivership. At December 31, 1993, all of BankAtlantic's subordinated debentures had been redeemed.

Liquidity Requirements of the OTS - The OTS' regulations currently require all member savings institutions to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances, specified United States government, state or federal agency obligations and other corporate debt obligations and commercial paper) equal to 5% of the sum of the average daily balance during the preceding calendar month of net withdrawable accounts and short-term borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. All savings institutions are also required to maintain an average daily balance of short-term liquid assets (generally having maturities of 12 months or less) equal to at least 1% of the average daily balance of net withdrawable accounts and current borrowings. Monetary penalties may be imposed by the OTS for failure to meet liquidity requirements. At December 31, 1993 BankAtlantic was in compliance with all applicable liquidity requirements.

The Federal Reserve System - BankAtlantic is subject to certain regulations promulgated by the Federal Reserve Board (the "FRB"). Pursuant to such regulations, savings institutions are required to maintain non-interest bearing reserves against their transaction accounts (which include deposit accounts that may be accessed by writing checks) and non-personal time deposits. The FRB has authority to adjust reserve percentages and to impose in specified circumstances emergency and supplemental reserves in excess of the percentage limitations otherwise prescribed. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements which may be imposed by the OTS. In addition, FRB regulations limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts. Depository institutions are required to disclose their check holding policies and any changes to those policies in writing to customers. BankAtlantic believes that it is in compliance with all such FRB regulations.

Community Reinvestment - Under the CRA, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Effective July 1, 1990, the CRA, as amended by FIRREA, requires public disclosure of an institution's CRA rating and requires that the OTS provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The four ratings are "outstanding record of meeting community credit needs", "satisfactory record of meeting community credit needs", "needs to improve record of meeting community credit needs" and "substantial non-compliance in meeting community credit needs." An institution's CRA rating is taken into account in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Poor CRA performance may be the basis for denying an application. BankAtlantic received a "satisfactory record of meeting community credit needs" during its most recent OTS examination.

Holding Company Regulation - By virtue of its ownership of approximately 48.17% of the Common Stock, BFC Financial Corporation ("BFC") is a savings institution holding company subject to the regulatory oversight of the OTS. As such, BFC is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over BFC and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As an insured institution and a subsidiary of a savings institution holding company, BankAtlantic is subject to restrictions in its dealings with BFC and any other companies that are "affiliates" of BFC under the HOLA, and certain provisions of the FRA that are made applicable to savings institutions by FIRREA and OTS regulations.

As a result of FIRREA, a savings institution's transactions with its affiliates are subject to limitations set forth in the HOLA and OTS regulations, which incorporate Section 23A, 23B, 22(g) and 22(h) of the FRA and Regulation O adopted by the FRB. Under Section 23A, an "affiliate" of an institution is defined generally as (i) any company that controls the institution and any other company that is controlled by the company that controls the institution, (ii) any company that is controlled by the shareholders who control the institution or any company that controls the institution or (iii) any company that is determined by regulation or order to have a relationship with the institution (or any subsidiary or affiliate of the institution) such that "covered transactions" with the company may be affected by the relationship to the detriment of the institution. "Control" is determined to exist if a percentage stock ownership test is met or if there is control over the election of directors or the management or policies of the company or institution. "Covered transactions" generally include loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate) (except as may be exempted by order or regulation), and certain other transactions. See "Transaction with Affiliates" above for a general discussion of the restrictions on dealing with affiliates.

Further, BankAtlantic is currently considering the formation of a holding company which would own 100% of BankAtlantic's common stock. Any such formation will be subject to shareholder approval and will involve the exchange of BankAtlantic shares for shares in the new entity. If approved, a shareholder's proportionate ownership position in the new entity would be equal to the proportionate interest previously held in BankAtlantic. BFC has indicated that it would vote in favor of this type of shareholder proposal.

Capital Maintenance Agreement

Pursuant to an agreement entered into on May 10, 1989 between BFC, its affiliates and BankAtlantic's primary regulator, BFC is obligated to infuse additional capital into BankAtlantic in the event that BankAtlantic's net capital (as defined) falls below the lesser of the industry's minimum capital requirement (as defined) or 6% of BankAtlantic's assets. This obligation will expire ten years from the date of the agreement, or at such earlier time as BankAtlantic's net capital exceeds its fully phased-in capital requirement (as defined) for a period of two consecutive years. BankAtlantic's capital has exceeded its fully phased-in capital requirement since December 31, 1992.

New Accounting Standards and Policies

During May 1993, the Financial Accounting Standards Board approved two new accounting standards. Financial Accounting Standards No. 114--Accounting by Creditors for Impairment of a Loan ("FAS 114"), and Financial Accounting Standards No. 115--Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). FAS 114 addresses the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. This standard requires that unpaid loans be measured at the present value of expected cash flows by discounting those cash flows at the loan's effective interest rate. FAS 114 must be adopted by 1995, prospectively. If BankAtlantic implemented FAS 114 at December 31, 1993, its effect would be immaterial. BankAtlantic intends to adopt FAS 114 in 1995.

In a related matter, in August 1993, the OTS issued Regulatory Bulletin 31 "Classification of Assets", which incorporates the OTS policy on the classification of troubled, collateral-dependent loans.

Effective September 1993, OTS' policy for troubled, collateral-dependent loans (where proceeds for repayment can be expected to come only from the operation and sale of the collateral) is as follows:

         (a) For a troubled, collateral-dependent loan where, based on current information and events, it is probable that the lender will be unable to collect all amounts due (both principal and interest), any excess of the recorded investment in the loan over its "value" should be classified Loss, and the remainder should generally be classified Substandard.

         (b) For a troubled, collateral-dependent loan, the "value" is either
(1) the present value of the expected future cash flows, discounted at the loan's effective interest rate, based on the original contractual terms ("loan-rate present value"); (2) the loan's observable market price; or (3) the fair value of the collateral.

         (c) For a troubled, collateral-dependent loan, it is probable that the lender will be unable to collect all amounts due when the expected future cash flows, on an undiscounted basis, from the operation and sale of the collateral over a period of time not to exceed the intermediate term (e.g., five years) are less than the principal and interest payments due according to the contractual terms of the loan agreement. The term "all amounts due" is based on the original contractual terms, except as discussed below.

         (d) For a troubled, collateral-dependent loan (whether or not restructured) where, based on current information it is probable, but not reasonably assured, that the lender will be able to collect all amounts due (both principal and interest), any excess of the recorded investment in the loan over its value should be classified Doubtful, and the remainder should generally be classified Substandard.

An exception to this policy is for a loan that was restructured in a troubled debt restructuring involving a modification of terms prior to December 31, 1993. For loans restructured before December 31, 1993, the evaluation for probability of collection may be based on the collectibility of principal and interest under the restructured contractual terms. For all restructured loans, including loans modified before and after December 31, 1993, that become impaired after modification, the measurement of value is based on the same standard discussed above: (1) the present value of the expected future cash flows discounted at the loan's original contractual interest rate; (2) the loan's observable market price; or (3) the fair value of the collateral, if the loan is collateral dependent.

OTS does not allow savings institutions to use general valuation allowances to cover any amount considered to be a Loss under the above policy; however, specific valuation allowances may be used in lieu of charge-offs.
BankAtlantic experienced no material write-downs as the result of complying with Regulatory Bulletin 31.

FAS 115 addresses the valuation and recording of debt securities as held-to-maturity, trading and available for sale. Under this standard, only debt securities that BankAtlantic has the positive intent and ability to hold to maturity would be classified as held to maturity and reported at amortized cost. All others would be reported at fair value. FAS 115 must be adopted by January 1,1994, prospectively. If FAS 115 were effective at December 31, 1993, BankAtlantic does not believe that it would be required to reclassify its debt securities. The effect of implementation increased stockholders' equity by approximately $2.7 million on January 1, 1994. However, BankAtlantic believes that implementation of FAS 115 may result in the volatility of capital amounts reported over time and could in the future negatively impact the institution's regulatory capital position.

FEDERAL AND STATE TAXATION

For federal income tax purposes, BankAtlantic reports its income and expenses on the accrual method of accounting. Savings institutions that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code of 1986 (the "Code"), relating primarily to the composition of their assets and the nature of their business activities are, within certain limitations, permitted to establish, and deduct additions to, reserves for bad debts in amounts in excess of those which would otherwise be allowable on the basis of actual loss experience. A qualifying savings institution may elect annually, and is not bound by such election in any subsequent year, one of the following two methods for computing additions to its bad debt reserves for losses on "qualifying real property loans" (generally, loans secured by interests in improved real property): (i) the experience method or (ii) the percentage of taxable income method. BankAtlantic has utilized both the percentage of taxable income method and the experience method in computing the tax-deductible addition to its bad debt reserves. Additions to the reserve for losses on non-qualifying loans, however, must be computed under the experience method and reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition also is determined under the experience method. The sum of the addition to each reserve for each year is BankAtlantic's annual bad debt deduction. If the percentage of BankAtlantic's specified qualifying assets (generally, loans secured by residential real estate or deposits, banker's acceptances, educational loans, cash, government obligations and certain certificates of deposit) were to fall below 60% of its total assets, BankAtlantic would not be eligible to claim further bad debt reserve deductions, and would recapture into income all previously accumulated bad debt reserves. As of December 31, 1993, BankAtlantic's qualifying assets were in excess of 60% of total assets.

The experience method allows a savings institution to deduct the greater of an amount based upon a six-year moving average of loan losses or an amount determined with respect to its bad debt reserve for the "base year". The "base year" is, for these purposes, the last taxable year beginning before 1988. For the past four taxable years, BankAtlantic has utilized the experience method.

Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for the addition to the reserve for losses on non-qualifying loans, which must be computed under the experience method. The availability of the percentage of taxable income method permits qualifying savings institutions to be taxed at a lower maximum effective federal income tax rate than that applicable to corporations generally. The effective maximum marginal federal income tax rate applicable to a qualifying savings institution (exclusive of the alternative minimum tax), assuming the maximum percentage bad debt deduction, is approximately 32.2%.

The percentage of taxable income method is available only to the extent that amounts accumulated in reserves for losses on qualifying real property loans do not exceed 6% of such loans at year-end. Use of this method is further limited to the greater of (i) the amount which, when added to the amount computed for the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of savings deposits or withdrawable accounts of depositors at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year or (ii) the amount determined under the experience method. None of these limitations would have restricted the deduction for the addition to the reserve for bad debts available to BankAtlantic for 1993. BankAtlantic's reserve for bad debts included $6.6 million, for which no deferred income taxes have been provided at December 31, 1993.

To the extent that (i) a savings institution's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) it makes distributions to shareholders that are considered to result in withdrawals from that excess bad debt reserve, then the amounts withdrawn will be included in its taxable income. The amount considered to be withdrawn by a distribution will be the amount of the distribution plus the amount necessary to pay the tax with respect to the withdrawal. Dividends paid out of the savings institution's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in withdrawals from its bad debt reserves.

The Internal Revenue Service has examined the consolidated federal income tax returns of BankAtlantic through calendar year 1988.

In February 1992, FAS 109, Accounting for Income Taxes, was issued, and it significantly changes the method of accounting for deferred income taxes. The standard requires the use of the asset and liability method in accounting for income taxes and eliminates, on a prospective basis, the former exception for the provision of deferred income taxes on thrift bad debt reserves. BankAtlantic implemented, on a prospective basis, FAS 109 on January 1, 1993, and there was no cumulative effect adjustment required upon implementation.

New Tax Legislation - The Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act") was passed by Congress and signed into law by the President during August, 1993. The Omnibus Act increased the maximum federal income tax rate applicable to BankAtlantic from 34% to 35% retroactive to January 1, 1993. The effect of the Omnibus Act on BankAtlantic at the date of enactment was to increase the income tax provision by approximately $175,000.

BankAtlantic may also be impacted by other provisions of the Omnibus Act either directly as a consequence of additional provisions applicable to it or indirectly as a consequence of their impact on BankAtlantic's borrowers or the economy in general.

Florida Franchise Tax - The State of Florida imposes a corporate franchise tax on savings and loan institutions at the rate of 5.5% on taxable income as determined for Florida franchise tax purposes, in lieu of the Florida corporate income tax. Taxable income for this purpose is based on federal taxable income in excess of $5,000 as adjusted by certain items. A credit is available against up to 65% of the franchise tax otherwise due for certain intangible taxes imposed by the State of Florida. The corporate franchise tax, exclusive of this credit availability, is substantially equivalent to the Florida corporate income tax.

Real Estate and Other Activities

As discussed in "General Description of Business", the Company prior to its investment in BankAtlantic had been primarily engaged in the real estate business. From 1981 through 1987, eleven public real estate partnerships were formed for which the Company provided property management, for fees, and administrative and accounting services, for cost reimbursements. In March 1989, February 1991 and June 1991, the assets and liabilities of six partnerships were exchanged for subordinated debentures of the Company. Three other partnerships have been or are in the process of being liquidated. It is the Company's intent to liquidate the assets acquired in the Exchanges and at December 31, 1993 only seven of the twenty-two properties acquired in the 1989 and 1991 Exchanges remain.

In addition to its investment in BankAtlantic and unrelated to the public limited partnership programs and its property management activities noted in the paragraphs above, the Company holds mortgage notes receivable of approximately $9.1 million which were received in connection with the sale of properties previously owned by the Company.

Holding Company Regulation - As the holder of approximately 48.2% of BankAtlantic's Common Stock, BFC is a non-diversified savings and loan holding company within the meaning of the National Housing Act of 1934, as amended.
As such, BFC is registered with and is subject to examination and supervision by the OTS as well as subject to certain reporting requirements. As an FDIC-insured subsidiary of a savings bank holding company, BankAtlantic is subject to certain restrictions in dealing with BFC and with other persons affiliated with BFC.

Employees

At December 31, 1993, BankAtlantic employed approximately 603 full-time (with an additional 19 employees on leave of absence) and 20 part-time employees.
In addition to the above BFC Financial Corporation employed 5 full-time and 1 part-time employee. Management believes that its relations with its employees are satisfactory. The employee benefits offered by the Company are considered by management to be generally competitive with employee benefits provided by other major employers in Florida. The Company's employees are not represented by any collective bargaining group.

ITEM 2.  Properties


BankAtlantic's principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304. In addition to its principal office, BankAtlantic currently conducts business at 30 branch offices located in Dade, Broward and Palm Beach Counties, Florida. BankAtlantic owns the land and building on which its executive offices are located and also owns 20 of the branch offices. BankAtlantic leases either the land, the building or both in connection with the operation of its 10 other branch offices. BankAtlantic has seven leased branch office sites in Broward County, with lease expiration dates ranging from 1994 to 1998; two leased branch office sites in Dade County, with lease expiration dates ranging from 1995 to 2003; and one leased branch office in Palm Beach County, with a lease expiring in 1999. BankAtlantic also maintains a ground lease for a drive-in facility in Broward County which expires in 1999. At December 31, 1993, the aggregate net book value of premises and equipment, including leasehold improvements and equipment, was $37.4 million.

Other Properties Held By the Company at December 31, 1993

Prior to January 31, 1994, BFC's principal executive offices of approximately 6,200 square feet of office space was located at 1320 South Dixie Highway, Coral Gables, Florida. The space was leased pursuant to a lease expiring upon the giving of six (6) months written notice to landlord and was utilized by the Company and its affiliates other than BankAtlantic. Effective January 31, 1994, BFC relocated its offices to approximately 1,500 square feet located in BankAtlantic's executive offices. The space is leased pursuant to a lease with BankAtlantic on terms no less favorable than could be obtained from an independent third party, expiring December 20, 1994.

The commercial properties listed below are not utilized by the Company but are held by the Company as investments. All are zoned for their current uses. Lease terms do not include options.

         Land                            Approximately         subject to an
          Springfield, Massachusetts      5 acres               estate for
                                                                years
                                                                expiring in
                                                                2006

         Land and Restaurant Building    5,000 square          subject to a
           Galesburg, Illinois            foot building         net lease
                                                                expiring
                                                                in 1995

         Clinton Plaza Shopping          129,575 square        owned, subject
          Center, Knoxville, TN           feet leasable         to a ground
                                                                lease

         IBM Executive Office            48,050 square         owned
          Building, Kingsport, TN         feet leasable

         Delray Industrial Park          134,237 square        owned
          Delray Beach, FL                feet leasable

         Burlington Manufacturers
          Outlet Center                  277,965 square        owned
          Burlington, NC                  feet leasable

         Pinebrook Square                285,365 square        owned
          Charlotte, NC                   feet leasable

         Professional Towers             128,125 square        owned
          Louisville, KY                  feet leasable

         Lennar Medical
          Professional Center            75,584 square         owned
          Miami, FL                       feet leasable

ITEM 3. LEGAL PROCEEDINGS

The following is a description of certain lawsuits to which the Company is a party.

Timothy J. Chelling vs. BFC Financial Corporation, Alan B. Levan, I.R.E. Advisors Series 21, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida Case No. 89-1850-Civ Nesbitt. John D. Purcell and Debra A. Purcell vs. BFC Financial Corporation, Alan B. Levan, Scott Kranz, Frank Grieco, I.R.E. Advisors Series 23, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida, Case No. 89-1284- Civ-Ryskamp. William A. Smith and Else M. Smith vs. BFC Financial Corporation, Alan B. Levan and I.R.E. Advisors Series 24, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida, Case No. 89-1605- Civ-Marcus.

These actions were filed by the plaintiffs as class actions during September 1989, June 1989 and August 1989, respectively. The actions arose out of an Exchange Offer made by the Company to the limited partners of I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23, and I.R.E. Real Estate Fund, Ltd. - Series 24. The plaintiffs, who were limited partners of the above named partnerships who did not consent to the Exchange Offer, brought this action purportedly on behalf of all limited partners that did not consent to the Exchange Offer. The Exchange Offer was made through the solicitation of consents pursuant to a Proxy Statement/Prospectus dated February 14, 1989 and was approved by the holders of a majority of the limited partnership interests of each of the Partnerships in March 1989. Messrs. Levan, Grieco and Kranz served as individual general partners of each of the Partnerships, and Mr. Levan is the President and a director of the Company.

The plaintiffs alleged that the Proxy Statement/Prospectus contained material misstatements and omissions, that defendants violated the federal securities laws in connection with the offer and Exchange, that the Exchange breached the respective Limited Partners Agreement and that the defendants violated the Florida Limited Partnership statute in effectuating the Exchange. The complaint also alleged that the defendant general partners violated their fiduciary duties to the plaintiffs.

In a memorandum opinion and order dated December 17, 1991, the Court granted the defendant's motion for summary judgement and denied the plaintiff's motion for summary judgement, ruling that the Exchange did not violate the partnership agreements or the Florida partnership statute. In July 1992, the Court granted summary judgment in favor of the defendants and dismissed the plaintiffs' claims for breach of fiduciary duty.

Subsequently, the court entered summary judgment in favor of the defendants on all claims of misrepresentations or omissions except with respect to the statement in the Proxy Statement/Prospectus to the effect that BFC, Alan Levan and the Managing General Partners believed the Exchange transaction was fair. The case on that issue was tried in December 1992, and the jury returned a verdict in the amount of $8 million but extinguished approximately $16 million of debentures held by the plaintiffs. BFC Financial Corporation would record a pre-tax gain of approximately $6 million from the reduction in its debt resulting from the verdict, but it nonetheless believes that the verdict was not supported by the evidence at trial. Based on the verdict, BFC Financial Corporation would record a pre-tax gain of approximately $6 million from the extinguishment of the $16 million of outstanding debt. No amounts have been reflected in the financial statements because the judgement amount was less that the Company's carrying amount of the debentures and related accrued interest and because the Company intends to appeal the verdict.

The court denied plaintiffs' motion for prejudgment interest as to Series 21 and Series 23 and awarded prejudgment interest to plaintiffs in Series 24 to be calculated to run from March 31, 1989 through December 18, 1992, the date of entry of final judgment, at the rate of 3.54%. The plaintiffs appealed the court's denial for prejudgment interest in Series 21 and Series 23.

The Company also appealed the judgment as well as the court's denial of various post-trial motions filed by the Company. Pursuant to the request of the Eleventh Circuit Court of Appeals, the parties submitted briefs regarding the issue of whether the Eleventh Circuit has jurisdiction to hear the appeal. In February 1994, the Eleventh Circuit Court dismissed the appeal for lack of jurisdiction.

In September 1993, the court granted the Company's motion to stay of the execution of the final judgment pending appeal and to allow alternative form of security. In December 1993, the Company filed with the district court a motion to correct the judgment to reflect the cancellation of the outstanding debentures, which motion is still pending.

Arthur Arrighi, et al. vs. KPMG Peat Marwick, BFC Financial Corporation; Alan
B. Levan; Frank V. Grieco; Glen Gilbert; Al DiBenedetto; BankAtlantic, A Federal Savings Bank; Georgeson & Company, Inc.,; First Equity Corporation of Florida; I.R.E. Advisors Series 25, Corp.; I.R.E. Advisors Series 27, Corp.; I.R.E. Income Advisors, Corp.; and National Realty Consultants, in the United States District Court for the District of New Jersey, Case No. 92-1206-CDR. This case was filed on March 20, 1992 by more than 2,000 former limited partners in Series 25, Series 27 and Income Fund. The complaint alleged that BFC and certain other defendants developed a fraudulent scheme commencing in 1972 to sell the plaintiffs limited partnership units with the undisclosed goal of later taking over the assets of the partnerships in exchange for securities in a new entity in which the defendant Alan B. Levan would be a major shareholder. The complaint further alleged that the defendants made material misrepresentations and omissions in connection with the sale of the original limited partnership units in the 1980s and in connection with the 1991 Exchange, and fraudulently tallied the votes in connection with the 1991 Exchange and Solicitation of Consents described above.

On March 2, 1994, the parties entered into an agreement to settle this action pursuant to which BFC will pay approximately eighty-one percent (81%) of the face amount of the outstanding debentures held by plaintiffs and the debentures will be canceled pursuant to the procedures outlined in the agreement. The settlement is subject to, among other things, court approval. Upon effectiveness, the settlement of this action will be dismissed with prejudice and the parties will exchange releases.

Marjory Meador, Shirley B. Daniels, Robert A. and Ruby L. Avans, and Dr. and Mrs. Czerny, individually and on behalf of all others similarly situated, Plaintiffs, vs. BFC Financial Corporation; BankAtlantic, A Federal Savings Bank; Alan B. Levan; I.R.E. Advisors Series 21, Corp.; I.R.E. Advisors Series 23, Corp.; I.R.E. Advisors Series 24, Corp.; I.R.E. Advisors Series 25, Corp.; I.R.E. Advisors Series 27, Corp.; I.R.E. Income Advisors Corp.; and First Equity Corporation of Florida; Defendants, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Case No. 91-29892 (CA-17). This action was filed as a class action during October 1991 and is brought on behalf of all persons who were limited partners in (a) I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23, or I.R.E. Real Estate Fund, Ltd. -Series 24 on the effective date of the 1989 Exchange Transaction not otherwise included in the action by limited partners who voted against the Exchange; or (b) were limited partners in I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 27 or I.R.E. Real Estate Income Fund, Ltd. on the effective dates of the 1991 Exchange Transactions. The action alleges breach of the limited partnership agreements, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty by BFC Financial Corporation and BankAtlantic, and negligent misrepresentation by all defendants. The action seeks damages in an unstated amount, imposition of a constructive trust on the assets of the exchanging partnerships, attorney's fees, costs and such other relief as the courts may deem appropriate. Plaintiffs have voluntarily dismissed all claims which arose out of or related to the 1991 Exchange.

Shirley B. Daniels, Robert S. and Ruby L. Avans, and Dr. and Mrs. Czerny, individually and on behalf of all others similarly situated, Plaintiffs, vs. BFC Financial Corporation; BankAtlantic, A Federal Savings Bank; Alan B. Levan; I.R.E. Advisors Series 25, Corp.; I.R.E. Advisors Series 27, Corp.; I.R.E. Income Advisors Corp.; First Equity Corporation of Florida, Defendants, in the United States District Court for the Southern District of Florida, Fort Lauderdale Division, Case No. 92-6588-Civ-King. On January 18, 1991, BFC issued a prospectus and solicitation of consents in which it offered to exchange up to $17 million in subordinated unsecured debentures for all of the assets and liabilities of I.R.E. Real Estate Fund, Ltd.- ("Series 25"), I.R.E. Real Estate Fund, Ltd.- ("Series 27"), I.R.E. Real Estate ("Income Fund") and I.R.E. Pension Investors, Ltd the ("1991 Exchange"). The 1991 Exchange was approved by a majority of the limited partners in all of the partnerships except I.R.E. Pension Investors, Ltd. The Exchange subsequently was effectuated without I.R.E. Pension Investors, Ltd.

In December 1992, plaintiffs filed an amended complaint, the result of which is to enlarge the class to all limited partners in the 1991 Exchange. Plaintiffs allege that the defendants orchestrated the Exchange for their own benefit and caused the issuance of the Exchange Offer and Solicitation of Consents, which contained materially misleading statements and omissions. The complaint contains counts against BFC for violations of the Securities Act and the Exchange Act.

Plaintiffs also allege that Alan Levan and the managing general partners breached the limited partnership agreements, breached fiduciary duties and that BFC and BankAtlantic aided and abetted these alleged breach of fiduciary duties, that Alan Levan, the managing general partners, BFC and BankAtlantic committed fraud in connection with the 1991 Exchange and made certain negligent misrepresentations to the plaintiffs. The complaint seeks damages and prejudgment interest in an unspecified amount, attorneys' fees and costs. The defendants have filed an answer and affirmative defenses to the amended complaint.

On March 2, 1994, the parties entered into an agreement to settle this action pursuant to which BFC will pay approximately eighty-one percent (81%) of the face amount of the outstanding debentures held by plaintiffs and the debentures will be canceled pursuant to the procedures outlined in the agreement. The settlement is subject to, among other things, court approval. Upon effectiveness, the settlement of this action will be dismissed with prejudice and the parties will exchange releases.

Cheryl and Wayne Hubbell, et al., vs. I.R.E. Advisors Series 26, Corp. et al., in the California Superior Court in Los Angeles, California, Case No. BC049913. This action was filed as a class action during March 1992 on behalf of all purchasers of I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 26, I.R.E. Real Estate Fund, Ltd. - Series 27, I.R.E. Real Estate Growth Fund, Ltd. - Series 28 and I.R.E. Real Estate Income Fund, Ltd. against the managing and individual general partners of the above
named partnerships and the officers and directors of those entities.   The
plaintiffs allege that the offering materials distributed in connection with the promotions of these limited partnerships contained misrepresentations of material fact and that the defendants misrepresented and concealed material facts from the plaintiffs during the time the partnerships were in existence. The complaint asserts two causes of action for fraud, one of which is based on a claim for intentional misrepresentation and concealment and one of which is based on a claim of negligent misrepresentation. The complaint also contains a claim for breach of fiduciary duty. The complaint seeks unspecified compensatory and punitive damages, attorneys' fees and costs. Plaintiffs filed an amended complaint, which the Court dismissed in February 1993 pursuant to a motion to dismiss filed by the Defendants. Plaintiffs thereafter filed a second amended complaint in February 1993. which was also dismissed. Plaintiffs filed a third amended complaint which defendants answered in April 1993. Management intends to vigorously defend this action.

Martha Hess, et. al., on behalf of themselves and all others similarly situated, v. Gordon, Boula, Financial Concepts, Ltd., KFB Securities, Inc., et al. In the Circuit Court of Cook County, Illinois. On or about May 20, 1988, an individual investor filed the above referenced action against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including two partnerships that the Company acquired the assets and liabilities of in the 1991 Exchange transaction, (the "predecessor partnerships") interests in which were sold by the individual and corporate defendants.

Plaintiff alleged that the sale of limited partnership interests in the predecessor partnerships (among other affiliated and unaffiliated partnerships) by persons and corporations not registered as securities brokers under the Illinois Securities Act constitutes a violation of such Act, and that the Plaintiff, and all others who purchased securities through the individual or corporate defendants, should be permitted to rescind their purchases and recover their principal plus 10% interest per year, less any amounts received. The predecessor partnerships' securities were properly registered in Illinois and the basis of the action relates solely to the alleged failure of the Broker Dealer to be properly registered.

In November 1988, Plaintiff's class action claims were dismissed by the Court. Amended complaints, including additional named plaintiffs, were filed subsequent to the dismissal of the class action claims. Motions to dismiss were filed on behalf of the predecessor partnerships and the other co-defendants. In December 1989, the Court ordered that the predecessor partnerships and the other co-defendants rescind sales of any plaintiff that brought suit within three years of the date of sale. Under the Court's order of December 1989, one of the predecessor partnerships rescinded sales of $41,500 of units.

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that brought suit within 3.6 years and potentially 4 years from the date of sale may be entitled to rescission. The Company and the other co-defendants sought leave to appeal before the Illinois Supreme Court and on October 6, 1993, the leave to appeal was denied. Plaintiff's claims are now pending in Circuit Court. Plaintiffs have indicated that they will file amended complaints against the predecessor partnerships and other co-
defendants.   The amended complaints will include both individual and class claims. The individual and corporate defendants sold a total of $1,890,500 of limited partnership interests in the predecessor partnerships. Limited partners holding approximately $1,042,800 of limited partnership interests have filed an action for recision. Under the appellate decision, if recision was made to all limited partners that filed an action, refunds, at March 31, 1993, (including interest payments thereon) would amount to approximately $1,800,000. A provision for such amount has been made in the accompanying financial statements.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In January, 1982, an individual filed suit against a subsidiary of the Company, Eden United, Inc. ("Eden"), seeking return of an earnest money deposit held by an escrow agent and liquidated damages in the amount of $85,000 as a result of the failure to close the purchase and sale of an apartment complex in Indianapolis, Indiana. Eden was to have purchased the apartment complex from a third party and then immediately resell it to plaintiff. The third party was named as a co-defendant and such third party has also filed a cross claim against Eden, seeking to recover the earnest money deposit. In September 1983, Plaintiff filed an amended complaint, naming additional subsidiaries of the Company and certain officers of the Company as additional defendants. The amended complaint sought unspecified damages based upon alleged fraud and interference with contract. In interrogatory answers served in September 1987, Plaintiff stated for the first time that he was seeking damages in the form of lost profits in the amount of approximately $6,350,000. The case went to trial during October 1988. On April 26, 1989, the Court entered a judgement against Eden, the Company and certain additional subsidiaries of the Company jointly and severally in the sum of $85,000 for liquidated damages with interest accruing at 8% per annum from September 1, 1981, normal compensatory damages of $1.00, and punitive damages in the sum of $100,000. The judgement also rewards the Plaintiff the return of his $85,000 escrow deposit, and awards the third party $85,000 in damages plus interest accruing from September 14, 1981 against Eden. The Company has charged expense for the above amounts. Both Short and the Company appealed the judgement and in June 1991, the appellate court reversed the trial court's decision on the issue of compensatory damages, determined that Short maybe entitled to an award of compensatory damages and remanded the case to the trial court to determine the amount of compensatory damages to be awarded. The Indiana Supreme Court denied review. A hearing on remand was held on February 3, 1993. On February 25, 1994, the court on remand awarded plaintiff a judgment in the amount of $85,000 for liquidated damages for breach of contract jointly and severally from the subsidiary, the Registrant and certain named affiliates, plus prejudgment interest of $52,108 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. Additionally, plaintiff was awarded a judgment against the defendants in the amount of $2,570,000 for tortious interference, plus prejudgment interest of $469,400 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. The Registrant which was advised of the courts decision on March 2, 1994 intends to appeal the trial court's order.

Scott Kranz and Investment Management Group, Inc. vs. Alan B. Levan, BFC Financial Corporation, I.R.E. Investments, Inc., Frank V. Grieco, I.R.E. Advisors Series 23, Corp., I.R.E. Advisors Series 24, Corp., I.R.E. Advisors Series 25, Corp., I.R.E. Advisors Series 26, Corp., and I.R.E. Real Estate Institutional Corp., in the Eleventh Judicial Circuit in and for Dade County, Florida, Case No. 85-08751 (the "employment case"), Scott G. Kranz in the name of I.R.E. Realty Advisory Group, Inc., vs I.R.E. Realty Advisory Group, Inc. et al in the Eleventh Judicial Circuit in and for Dade County, Florida, Case No. 84-40012 (CA25) (the "appraisal case"). On March 5, 1985 Scott Kranz and Investment Management Group, Inc. filed suit seeking damages in excess of $1,800,000 and punitive damages of at least $10,000,000 plus costs.
Investment Management Group, Inc. ("IMG") is a real estate development corporation of which Scott Kranz is the President. Until his termination on August 1, 1984, Scott Kranz was associated with Registrant and/or various of its affiliates either individually or through IMG. The Complaint alleges that Alan B. Levan, acting on his own behalf and on behalf of Registrant and certain unnamed affiliates and in combination with one or more unnamed defendants wrongfully caused the termination of certain contractual relationships between the Company and Scott Kranz and IMG and of Scott Kranz as general partner of five publicly registered real estate limited partnerships.

On October 29, 1984, Scott G. Kranz, a 10% shareholder of I.R.E. Realty Advisory Group, Inc. ("RAG"), of which Registrant is a 50% shareholder, filed suit in the name of RAG seeking a declaration of the rights and liabilities of the parties in relation to a merger effective August 21, 1984 by and among Gables Advisors, Inc., I.R.E. Real Estate Funds, Inc. and RAG. Plaintiff seeks damages in the amount of the fair market value of his shares in RAG as of the day before the merger. He further claims punitive damages, attorneys fees and costs.

On January 30, 1985, plaintiff amended his complaint, to add claims of breach of statutory duty and willful failure to submit the merger transactions to a vote at a meeting of shareholders, in addition to a claim for punitive damages. On June 17, 1985, Plaintiff again amended his complaint adding a claim of constructive fraud. In March 1986, Plaintiff's motion for summary judgement was denied. On January 21, 1987, the Court ordered this action consolidated for trial with the action described immediately above.

Defendants denied Plaintiff's claims and filed a counterclaim. The defendants also filed a motion to strike all of Kranz's and IMG's pleadings in both cases and to enter a default judgement against Kranz and IMG for gross and continuing violations of discovery orders. By order dated June 26, 1990, the judge struck all of the pleadings filed by Kranz and IMG including both of their complaints and both of their answers to the Company's counterclaims. On February 12, 1991, the trial judge entered final judgement in favor of the individual defendants, Alan Levan and Frank Grieco, specifically reserving jurisdiction for further proceedings as to the corporate entities to enter final judgement against the plaintiffs on the complaint. Kranz and IMG appealed the judgement in favor of the individual defendants and the judgement was affirmed. The corporate defendants have filed a motion for entry of judgment against Kranz and IMG and requesting damages and attorney's fees.

Joseph Roma vs. I.R.E. Advisors Series 29, Corp., et al., in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No.
91CH2429. - This action was filed as a class action during March 1991.   The
action, brought on behalf of investors in I.R.E. Real Estate Fund, Ltd. - Series 29 ("Series 29"), alleged fraud and fraudulent inducement, breach of fiduciary duty, negligent misrepresentation and violations of the Blue Sky Laws by defendants relating to their promotion, marketing, control and management of Series 29, a public limited partnership. The action sought rescission of the investments, contracts and agreements relating to investments in Series 29, damages in an unstated amount and other relief as the court deemed appropriate. This action was dismissed by the court. Plaintiffs appealed such dismissal and in February 1994, the Appellate Court affirmed the dismissal in favor of all defendants.

John F. Weaver, Trustee for the Bankruptcy Estate of Milton A. Turner vs. I.R.E. Real Estate Investments, Inc., in the United States Bankruptcy Court for the Eastern District of Tennessee, Case No. 3-89-01210. - On July 25, 1991, an action was filed by John Weaver alleging that the conveyance of Turner's equity of $1,642,001 under a wrap note to I.R.E. Real Estate Investments, Inc. (successor to I.R.E. Real Estate Fund, Ltd. - Series 23) in connection with the sale of property by Series 23 to Turner was a fraudulent conveyance, as defined, in that Turner conveyed an asset, namely the cancellation of a wrap note and wrap trust, without fair consideration while insolvent. The trial on the complaint to avoid fraudulent conveyance was heard before the Bankruptcy Court in May 1993. Judgment was entered in favor of BFC and the complaint was dismissed. No appeal was taken from the judgment and it is now final.

Alan B. Levan and BFC Financial Corporation v. Capital Cities/ABC, Inc. and William H. Wilson, in the United States District Court for the Southern District of Florida, Case No. 92-325-Civ-Atkins. On November 29, 1991, The ABC television program 20/20 broadcast a story about Alan B. Levan and BFC which purportedly depicted some securities transactions in which they were involved. The story contained numerous false and defamatory statements about the Company and Mr. Levan and, February 7, 1992, a defamation lawsuit was filed on behalf of the Company and Mr. Levan against Capital Cities/ABC, Inc. and William H. Wilson, the producer of the broadcast. In July 1993, a magistrate recommended that summary judgment be entered against Mr. Levan on their defamation claims. Objections to and an appeal from that recommendation were filed with the presiding judge. Such appeal remains pending.

On March 21, 1988, an action captioned Elliot Borkson, et al. vs. Alan Levan, Jack Abdo and BankAtlantic, Case No. 88-12063, was filed by a group of approximately 54 shareholders of BankAtlantic in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The complaint alleges that Messrs. Levan and Abdo breached their fiduciary duties as directors of BankAtlantic by disregarding the rights of minority shareholders under a certain option agreement between BFC and a third party dated April 9, 1986, by taking actions to depress the value of BankAtlantic's stock, by denying access to BankAtlantic's books and records and by allegedly wasting corporate assets. BankAtlantic is a nominal party to the proceeding. Plaintiffs seek punitive damages of $10.0 million, compensatory damages, attorneys' fees, costs and injunctive relief. Discovery is proceeding and the defendants are vigorously defending the action. No trial date has been set.

Counsel has obtained a letter from counsel for plaintiffs in which counsel for plaintiffs conclude that there is insufficient evidence to maintain the claim against the defendants. This matter has been set for jury trial during the two-week period commencing June 6, 1994.

Elliot Borkson, et al vs. BFC Financial Corporation. Circuit Court of the 11th Judicial Circuit in and for Dade County Florida. Case No. 88-11171 (CA 10). In March 1988, a group of approximately 54 shareholders of BankAtlantic filed a class action suit against Registrant alleging Registrant had breached its agreement, contained in an option agreement ("the Pearce Agreement") pursuant to which Registrant had purchased shares of BankAtlantic, to offer to acquire all of the remaining outstanding shares of BankAtlantic at a price equal to the greater of (i) $18 per share or (ii) an amount per share which, in the opinion of an investment banking firm of recognized national standing, is fair to the stockholders of BankAtlantic. Such obligation was subject to receipt of all required regulatory approvals and was relieved if there occurred a material adverse change in financial conditions affecting the savings and loan industry. Plaintiffs seek to recover compensatory damages arising from Registrant's alleged breach of contract, costs, interest and attorneys fees. In April 1988, BankAtlantic joined in a motion to stay the proceedings pending resolution of a similar action filed in Pennsylvania and transferred to the United States District Court for the Southern District of Florida. The stay with respect to the proceedings remains in effect.

Marvin E. Blum, et al vs. BFC Financial Corporation; Alan B. Levan and Jack Abdo. Case No. 88-6277, U.S. District Court for the Southern District of Florida. This litigation was commenced on February 11, 1988, by International Apparel Associates as a class action against BFC Financial Corporation and Alan Levan. Subsequently, the Borkson plaintiffs and their counsel were substituted for International Apparel, with Dr. Marvin Blum being designated as the class representative. Jack Abdo was also added as a party defendant. The plaintiff class was certified by the district court as "all persons, other than defendants, and their affiliates, officers, and members of their immediate family who owned shares of BankAtlantic common stock on February 6, 1988, or their successors in interest".

The Second Amended Complaint, upon which this action is presently based, asserts a claim for breach of contract and a claim for violation of Section 10(b) of the Securities Exchange Act of 1934. Plaintiffs allege that they, as minority shareholders of BankAtlantic, A Federal Savings Bank, are third party beneficiaries of an option agreement between BFC Financial Corporation and Dr. Pearce requiring BFC Financial Corporation to offer to purchase all their shares of BankAtlantic subject to certain conditions. Plaintiffs claim that none of the conditions set forth in the Pearce Agreement arose to excuse BFC Financial Corporation from offering to buy the shares; defendants claim that those conditions did in fact occur and that BFC Financial Corporation did not, therefore, have any obligation to offer to purchase the shares. Plaintiffs also allege that defendants made certain misrepresentations regarding their intentions to perform pursuant to the Pearce agreement, which defendants deny. Settlement negotiations, which had been progressing, have terminated. The plaintiffs have requested that this matter be rescheduled for trial. Pretrial conference has been conducted, however, no trial date has been set.

During 1989 and 1991, the Company exchanged subordinated debentures for the assets and liabilities of certain affiliated partnerships. While, to the Company's knowledge, no formal order of investigation is pending, the Securities and Exchange Commission ("SEC") has advised the Company that it is currently reviewing the transactions.

Following is a description of additional legal proceedings in which the Company's significant subsidiary, BankAtlantic, is a party:


Caroline Berger, on behalf of herself and all others similarly situated vs. Joseph Giarizzo, Ron Scott, Leon Martin, Paul Tedaldy, Sal Giarizzo, James Gansky, Harbor Crest Assocs. Ltd., Queens Window Systems Ltd., Dartmouth Plan Inc., Wendover Funding, Inc., Midwest Federal Savings Bank, Sterling Resources Ltd., Bencharge Credit Service of New York, Inc., Skopbank, David Beyer, Jeffrey Beyer, BankAtlantic, National City Bank of Akron, Suburban Equity Corp., Oxford Home Equity Loan Co., National Westminster Bank, Embanque Capital Corp., Chrysler First, Capital Resources Corp., Green Point Savings, United States District Court, Eastern District of New York, CV-90-2500, Platt, C.J. This action was originally filed on July 13, 1990 by the plaintiff, Caroline Berger ("Berger"), in her individual capacity, against Joseph Giarizzo, Harbor Crest Associates, Ltd., Queens Window Systems Ltd., Dartmouth Plan, Inc., Wendover Funding Inc., Midwest Federal Savings Bank, Sterling Resources Ltd., Bencharge Credit Service of New York Inc., SkopBank, David Beyer and Jeffrey Beyer. The original complaint asserted a variety of state and federal causes of action. The plaintiff, Berger, is allegedly suing on behalf of herself and all others similarly situated. Berger asserts that she was defrauded by Dartmouth Plan Inc., Midwest Federal Savings Bank and by Harbor Crest, a home improvement contractor affiliated with Dartmouth. The plaintiff maintains that Dartmouth and Harbor Crest operated a scheme pursuant to which Harbor Crest would identify individuals on small incomes with little or no education and sell them home improvements at substantially marked up prices. The plaintiff also maintains that the home improvements were provided in a shoddy and unprofessional manner and that the requirements of the truth in lending laws were not met.
      In related matters, BankAtlantic is represented by counsel in connection with a suit filed by the New Jersey Attorney General has filed suit against Sterling and certain contractors originating Sterling paper (some of which was subsequently sold to BankAtlantic). In that action, the New Jersey Attorney General seeks civil remedies against the contractor and Sterling and seeks to cancel or modify the mortgage loans. These are some of the same Sterling loans discussed above. The New Jersey Attorney General staff has stated that some of the New Jersey customers have better claims than others and have asked BankAtlantic to recommend a procedure for independent evaluation of any claims relating to these loans. On June 15, 1992, BankAtlantic sent the New Jersey Attorney General a written recommendation regarding the procedures that should be utilized to evaluate the claims relating to the Sterling loans held by BankAtlantic on a case-by-case basis. The New Jersey Attorney General is in the process of reviewing and revising the suggested procedures.

In an action entitled BankAtlantic, A Federal Savings Bank, a federally chartered savings bank vs. National Union Fire Insurance Co. of Pittsburgh, Pennsylvania, a Pennsylvania corporation, United States District Court, Southern District of Florida, 91-2940-CIV-MORENO, BankAtlantic and National Union entered into a Covenant Not To Execute (the "Covenant"). Pursuant to the Covenant, BankAtlantic will continue to pursue its litigation against National Union but has agreed to limit execution on any judgment obtained against National Union to $18 million. Further, BankAtlantic agreed to join certain third parties as defendants in the action. Pursuant to the Covenant, National Union paid BankAtlantic approximately $6.1 million on execution of the Covenant, and agreed to pay an additional $3 million, which was paid when due on November 1993, and approximately $2.9 million on November 1, 1994. Further, National Union agreed to reimburse BankAtlantic for additional losses (as defined) incurred by it in connection with the Subject Portfolio, if any, provided that in no event will National Union be obligated to pay BankAtlantic in the aggregate more than $18 million. In the event of recovery by BankAtlantic of damages against third party wrongdoers, BankAtlantic will be entitled to retain such amounts until such amounts plus any payments received from National Union equal $22 million. Thereafter National Union will be entitled to any such recoveries to the extent of its payments to BankAtlantic.

On July 21, 1987, a foreclosure action captioned Atlantic Federal Savings and Loan Association of Fort Lauderdale and BankAtlantic Development Corporation vs. Promenade at Inverrary, et. al., Case No. 87-19998CM, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, against Promenade at Inverrary. On November 27, 1991, the state court judge entered a final judgment in favor of BankAtlantic and BankAtlantic Development Corporation for $11,957,820.73 and against the Kozich defendants on their counterclaims. BankAtlantic, and two other financial institutions (a junior mortgagee who challenged the priority of certain of one of the other institution's mortgages on the borrower's properties) were ordered to attend mediation shortly before a November 1992 trial date. At mediation, a settlement was reached whereby the other institution agreed to sell certain of its mortgages at a discount and assign them to BankAtlantic, dismiss its defenses to the second amended complaint so that BankAtlantic could proceed to complete the foreclosure without the necessity of trial and dismiss the appeals it had taken in both the state and bankruptcy courts. In exchange for BankAtlantic's payment of a nominal sum, the other institution agreed to dismiss its challenge to the priority of one of the other institution's mortgages and thereby release its mortgages from the properties. The trial court entered an order allowing BankAtlantic to credit the bid at the foreclosure sale for the amount of the junior mortgages that were assigned to it from the other institution. The Bankruptcy Court has released the five Kozich properties from bankruptcy and the trustee turned the properties over to a management company selected by BankAtlantic until the foreclosure case was completed in 1993. BankAtlantic now owns the properties and is seeking to dispose of the subject properties.

An action to recover $750,000 captioned BankAtlantic, A Federal Savings Bank, f/k/a Atlantic Federal Savings and Loan Association of Fort Lauderdale, vs. Jetborne International, Inc., a Delaware corporation, Allen Blattner, individually and Benjamin Friedman, individually, was filed on April 28, 1989, in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida; Case No. 89-18792 CA 16, for breach of three separate promissory notes for $250,000 each executed by Allen Blattner, individually. As disclosed previously on Form 10K, BankAtlantic also sought to enforce a guarantee executed by Jetborne International of all three promissory notes.
On September 12, 1991, judgement was entered in favor of BankAtlantic and against all defendants. Judgments against Jetborne and Allen Blattner were in the amount of $706,800 and $769,282, respectively. On December 12, 1991 an involuntary bankruptcy petition was filed against Jetborne. Jetborne did not contest the bankruptcy filing and converted to a voluntary proceeding. BankAtlantic is pursuing its claim as a creditor in the bankruptcy proceeding on the judgment against Allen Blattner. Jetborne has filed a Plan of Reorganization in its bankruptcy case which was confirmed in 1993. BankAtlantic has reached an agreement as to the treatment of BankAtlantic's claim. Jetborne paid BankAtlantic $100,000 in the first quarter of 1994 and the remainder of BankAtlantic's claim is to be paid in full over a period of approximately five years.

On July 2, 1990, an action entitled BankAtlantic, A Federal Savings Bank, f/k/a Atlantic Federal Savings and Loan Association of Fort Lauderdale vs. Aircraft Modular Products, Inc., Case No. 90-31870 CA19, was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida by BankAtlantic seeking to enforce a guaranty. This case is related to BankAtlantic vs. Jetborne et. al. described above. The defendant, Aircraft Modular Products, Inc., is a subsidiary of Jetborne International. The guaranty executed by Jetborne of Allen Blattner's indebtedness also includes "subsidiaries". As part of the preliminary settlement reached between BankAtlantic and Jetborne as described above, BankAtlantic released its claims against Aircraft Modular Products, Inc. and its indebtedness is to be satisfied in full under Jetborne's Plan of Reorganization, and BankAtlantic was released by Aircraft Modular Products from any claim.


BankAtlantic is also a defendant in various other legal proceedings arising in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a) The following table sets forth the high bid and low offer prices on the NASD OTC Bulletin Board of Registrant's common stock for the last three quarters of 1993, as reported to the Registrant by the National Quotation Bureau, and the quarter end market price for the year 1992 and the first quarter of 1993, as reported on the pink sheets.

      Year:
                                                       High       Low
         Quarter                    Market Price       Bid       Offer
         -------                    ------------       -----     -----
      1992:
         1st Quarter                    .50
         2nd Quarter                    .75
         3rd Quarter                    .75
         4th Quarter                   2.00

      1993:
         1st Quarter                   2.25
         2nd Quarter                                   3.00      2.25
         3rd Quarter                                   5.00      2.00
         4th Quarter                                   5.00      3.00

b) The approximate number of shareholders of record of common stock as of March 18, 1994 was 1,350.

c)  No dividends have been paid by Registrant since its inception.

There are no restrictions on the payment of dividends by Registrant except that no dividends may be paid to the holders of any equity securities of the Company while any deferred interest on the Company's Exchange debentures remains unpaid. Since December 31, 1991, the Company has deferred the interest payments relating to the debentures issued in both the 1989 Exchange and the 1991 Exchange, amounting to a total of approximately $12.1 million.

Additionally, as noted in Part I, Item I under "Business - Regulation - Dividend Restrictions," there are restrictions on the payment of dividends by BankAtlantic.

ITEM 6.  SELECTED FINANCIAL DATA


                                           BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                                               Selected Consolidated Financial Data
                                     (In thousands, except for per share data and percents.)

                                                             Years Ended December 31,
                                           -----------------------------------------------------------
                                           1993 (l)       1992         1991         1990       1989 (c)
                                           ---------   ---------    ---------    ---------    ---------
Net interest income (expense)           $    (7,997)      53,430       48,119       44,710      $39,959
Provision for loan losses                       -          6,650       17,540       17,655        5,350
Non-interest income                          13,779       23,296       17,954       20,904       15,520
Non-interest expense                          7,085       58,866       71,118       62,501       62,813
Earnings (loss) before income tax
 expense, cumulative effect of
 change in accounting for income
 taxes and extraordinary items               (1,303)      11,210      (22,585)     (14,542)     (12,684)
Income tax expense (benefit)                    -          9,201       (4,876)      (1,976)      (4,694)
Extraordinary items, net of income
 taxes and minority interest                    -            548 (d)      350 (e)       40 (f)    1,057 (g)
Cumulative effect of change in
 accounting for income taxes                   (501)  (k)    -            -            -            -
Net income (loss)                            (1,804)       2,557      (17,359)     (12,526)      (6,933)
Earnings (loss) per common share
 before extraordinary items                   (1.18)        0.78       (10.71)       (7.49)       (4.55)
Net earnings (loss) per common share          (1.47)        1.10       (10.51)       (7.47)       (3.98)
Ratio of earnings to fixed charges (h)        (0.30)       (0.09)       (0.21)       (0.35)       (0.09)
Dollar deficiency of earnings to
 fixed charges (h)                           11,796       10,126       10,783        8,551        6,687

                                                                   December 31,
                                           -----------------------------------------------------------
                                           1993 (l)       1992         1991         1990       1989 (C)
                                           ---------   ---------    ---------    ---------    ---------
Loans receivable, net                         9,179      566,023      739,287      976,007    1,128,191
Mortgage-backed securities                      -        486,886      457,038      434,957      454,970
Tax certificates and other
 investment securities (j)                   20,644      125,047      110,667      116,427      151,788
Total assets                                 87,495    1,340,465    1,512,146    1,927,084    1,948,123
Customer deposits                               -      1,108,115    1,255,573    1,456,050    1,430,502
Advances from Federal Home Loan Bank            -         66,100       37,277       62,993       79,102
Securities sold under agreements to
 repurchase                                     -         21,532       57,132      246,979      250,875
Capital notes and other
 subordinated debentures                        -          7,928       14,856       25,185       24,294
Exchange debentures, net                     35,651       38,996       38,818       26,946       26,567
Mortgage payables and other borrowings       30,367       32,168       46,748       24,902       40,916
Redeemable common stock                       5,776        5,776        5,776        5,776        5,776
Stockholders' equity (deficit)               (6,988)      (4,916)      (7,473)       9,939       22,221
Book value per share excluding
 redeemable common stock                      (4.11)       (2.89)       (4.39)        5.78        12.21
Book value per share including
 redeemable common stock (a)                   (.59)        0.42        (0.83)        7.58        12.88
Return on assets (a)                          (2.12)%        0.2 %       (1.0)%       (0.6)%       (0.3)%
Return on equity excluding
 redeemable common stock (a)                   N/A         (30.6)%     (556.7)%      (78.6)%      (26.2)%
Return on equity including
 redeemable common stock (a)                 (237.1)%      (99.2)%     (195.2)%      (57.7)%      (22.5)%
Equity to assets ratio excluding
 redeemable common stock (a)                   (5.9)%       (0.6)%        0.2 %        0.9 %        1.3 %
Equity to assets ratio including
 redeemable common stock (a)                     .9%        (0.2)%        0.5 %        1.1 %        1.5 %


The following information relates to the Company's savings bank subsidiary.

                                                             Years Ended December 31,
                                           -----------------------------------------------------------
                                             1993         1992         1991         1990       1989 (C)
Average yield on loans, mortgage-          ---------   ---------    ---------    ---------    ---------
 backed securities tax certificates
 and investment securities                     8.0 %        9.1 %       10.0 %       10.2 %       10.1 %
Average cost of deposits and
 borrowings                                    3.2 %        4.5 %        6.2 %        7.4 %        8.0 %
Net interest spread during period (i)          4.8 %        4.7 %        3.7 %        2.8 %        2.0 %

                                           December 31,
                                           -----------------------------------------------------------
                                             1993         1992         1991         1990       1989 (C)
                                           ---------   ---------    ---------    ---------    ---------
Period end information:
 Net interest spread at end of
  period (i)                                   4.4 %        4.6 %        4.3 %        2.8 %        2.3 %
 Number of:
   Offices (all full service)                    31           31           34           46           46
   Deposit accounts                         113,459      120,558      144,942      165,486      175,547
   Total loans                               19,163       27,761       36,936       46,218       49,926


The following table illustrates weighted average yields earned on interest-earning assets and weighted  average rates  paid on interest-bearing liabilities at December 31, 1993:

                                           FINANCIAL HIGHLIGHTS
At period end:
   Average yield on mortgage-backed
    securities                                              6.3 %
   Average yield on total loans                             8.0 %
   Average yield on tax certificates
    and other investment securities                         8.9 %
   Average yield on interest bearing
    assets                                                  7.3 %
   Average cost of deposits                                 2.8 %
   Average cost of FHLB advances and
    other borrowings                                        3.8 %
   Average cost of interest-bearing
    liabilities                                             3.0 %
- --------------------------------------------------------------------------------------------------

 (a)  Ratios were computed using quarterly averages.
 (b)  Since its inception, the Company has not paid any dividends.
 (c)  As restated.
 (d)  Utilization of state net operating loss carryforwards net of minority interest of $208,000.
 (e)  Gain on early retirement of capital notes, net of applicable income taxes of $340,000 and minority interest of $197,000.
 (f)  Gain on purchase of debentures less applicable income taxes of $24,000.
 (g)  Gain on early extinguishment of FHLB advances net of applicable income taxes of $1.2 million and minority interest of $1.1 million. Also including the gain on purchase of debentures less applicable income taxes of $53,000.
 (h)  The operations of BankAtlantic have been eliminated since there is a dividend restriction between BankAtlantic and the Company.
 (i)  Interest rate spread is the sum of interest earned on interest earning assets divided by the total of interest earning assets; less the sum of interest expense divided by total interest bearing liabilities.  Interest rate spread during periods is based upon daily average balances of interest bearing assets and liabilities.  Period end interest rate spread uses period end balances at period end interest rates applicable thereto.
(j)   Excludes Federal Home Loan Bank stock.  Includes interest-bearing deposits in other banks, and securities purchased under agreement to resell.
(k)   Cumulative effect of change in accounting for income taxes.
(l)   BankAtlantic is not included in the consolidated amounts.

ITEM 7. BFC FINANCIAL CORPORATION'S MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General - The Company became a savings bank holding company during 1987 by acquiring a controlling interest in BankAtlantic, A Federal Savings Bank ("BankAtlantic"). The Company's ownership interest in BankAtlantic has been recorded by the purchase method of accounting. On November 12, 1993, BankAtlantic closed a public offering of 1.8 million common shares. Of the
1.8 million shares sold, 400,000 shares were sold by BankAtlantic and 1.4 million by the Company. On November 10, 1993, the underwriters exercised the option to purchase 270,000 additional shares of BankAtlantic's common stock. Upon the sale of the 2,070,000 shares of BankAtlantic, the company's ownership of BankAtlantic was reduced to 48.17%. Because of the decrease in ownership, the Company's investment, commencing in 1993 is carried on the equity method rather than consolidated. Therefore, the discussion in management's discussion and analysis of financial condition and results of operations which follows relates to the changes of BFC Financial Corporation and subsidiaries excluding BankAtlantic. The following table presents comparative information for 1992 and 1991 as if BankAtlantic was carried on the equity basis for those periods also. For information relating to changes affecting BankAtlantic for 1993 and 1992, see management's discussion and analysis of financial condition and results of operations of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein. See note 2 of notes to consolidated financial statements for a discussion of the Company's investment in BankAtlantic.

                                              1993      1992      1991
                                           ------------------------------
Interest income:
 Interest and fees on loans                      767       913     1,534
 Interest and dividends on tax certificates
  and other investment securities                299       257       181
                                           ------------------------------
                                               1,066     1,170     1,715
                                           ------------------------------
Interest expense:
 Interest on exchange debentures               6,031     5,163     4,199
 Interest-other                                3,032     4,309     4,828
                                           ------------------------------
                                               9,063     9,472     9,027
                                           ------------------------------
Net interest (expense)                        (7,997)   (8,302)   (7,312)
                                           ------------------------------
Non-interest income:
 Equity in earnings of BankAtlantic
  before accounting for income taxes
  and extraordinary items                     10,764    12,683    (6,926)
 Gain on sale of BankAtlantic common stock     1,050       -         -
 Earnings on real estate operations            1,647     3,200     3,326
 Other                                           318       335       441
                                           ------------------------------
                                              13,779    16,218    (3,159)
                                           ------------------------------
Non-interest expense:
 Employee compensation and benefits            1,453     1,416     2,257
 Occupancy and equipment                         331       159       213
 Provision for litigation                      4,034     1,800       -
 Foreclosed asset activity, net                  -          67       -
 Write down of real estate acquired in
  debenture exchanges                            -          89     3,353
  Other                                        1,267     1,828     1,415
                                           ------------------------------
                                               7,085     5,359     7,238
                                           ------------------------------
Income (loss) before cumulative effect of
 change on accounting for income taxes and
 extraordinary item                           (1,303)    2,557   (17,709)
Extraordinary item - BankAtlantic                -         -         350
Cumulative effect of change in accounting
 for income taxes                               (501)      -         -
                                           ------------------------------
Net income (loss)                             (1,804)    2,557   (17,359)
                                           ==============================


In addition to its investment in BankAtlantic, the Company owns and manages real estate. Since its inception in 1980 and prior to the acquisition of control of BankAtlantic in 1987, the Company's primary business was the organization, sale and management of real estate investment programs. Effective as of December 31, 1987, the Company ceased the organization and sale of new real estate investment programs, but continues to manage the real estate assets owned by its existing programs. At December 31, 1993, subsidiaries of the Company continue to serve as the corporate general partners of 4 public limited partnerships which file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years.

In March 1989, the Company acquired all of the assets and liabilities of three affiliated public limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23 and I.R.E. Real Estate Fund, Ltd. - Series 24 in exchange for approximately $30,000,000 in subordinated unsecured debentures which mature in 2009 (the "1989 Exchange"). In connection with the transaction, the Company acquired 14 real properties, 3 of which are still owned by the Company.

In February 1991, the Company acquired all of the assets and liabilities of two affiliated public limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 25 and I.R.E. Real Estate Fund, Ltd. - Series 27 in exchange for approximately $9,308,000 in subordinated unsecured debentures which mature in 2011 (the "1991 Exchange"). In June 1991, the Company acquired all of the assets and liabilities of an affiliated public limited partnership, I.R.E. Real Estate Income Fund, Ltd., in exchange for approximately $6,057,000 in subordinated unsecured debentures that mature in 2011. In connection with these transactions, the Company acquired 8 real properties, 4 of which are still owned by the Company.

The Company is actively seeking buyers for the properties held by it with a view to selling the properties and reducing mortgage indebtedness. See note 2 of notes to consolidated financial statements for more information on these transactions. Litigation has been brought against the Company relating to both the 1989 and 1991 Exchange transactions. In December 1992, a jury returned a verdict in favor of the plaintiffs for approximately $8 million but extinguished approximately $16 million of subordinated debt. In March 1994, the Company entered into an agreement to settle litigation relating to the 1991 exchange transaction. See "Legal Proceedings".

Net loss amounted to approximately $1.8 million in 1993 and net earnings amounted to approximately $2.6 million in 1992 as compared to a net loss of approximately $17.4 million in 1991. A major component in each of the above amounts related to the Company's ownership position in BankAtlantic. Operations for 1993 included a charge aggregating $501,000 from the cumulative effect of a change in accounting for income taxes. Operations for 1991 include extraordinary gain of $350,000 (the 1991 extraordinary gain of $350,000 related to BankAtlantic). During 1993 and 1992, the Company recorded net earnings from BankAtlantic of approximately $10.8 and 12.7 million and during 1991 the Company recorded a net loss from BankAtlantic of approximately $6,576,000 after the extraordinary item. Exclusive of the Company's ownership of BankAtlantic, the Company and its other subsidiaries generated net losses in 1993, 1992 and 1991 of $12.6 million. $10.1 million, and $10.8 million, respectively. Approximately $6,031,000, $5,163,000, and $4,199,000 of 1993,
1992 and 1991 operations related to interest expense on the debentures issued in the Exchange transactions described above. Approximately $4.0 million of 1993 operations related to a provision for the Short litigation and approximately $1.8 million of 1992 operations related to a provision arising from an appellate court decision in connection with the Hess litigation. (See
Item 3. "Legal Proceedings.") Approximately $3,353,000 of 1991 operations resulted from the write-down of real estate owned, of which $2,882,000 related to properties acquired in the 1989 Exchange and $471,000 related to an apartment complex acquired in October 1990 through foreclosure.

In addition to its investment in BankAtlantic, the Company's other primary sources of revenues are from the net interest earnings on its mortgage note receivables, fees received for property management services rendered to affiliated public limited partnerships and operation of the properties acquired in the 1989 and 1991 Exchange transactions.

Results of Operations - The Company reported a net loss of approximately $1.8 million for the year ended December 31, 1993, as compared to net earnings of $2.6 million for the year ended December 31, 1992 and a net loss of $17.4 million for the year ended December 31, 1991. The 1993 net loss included a $501,000 charge due to the cumulative effect of a change in accounting for income taxes. (See note 18 of notes to consolidated financial statements.) Operations for the fourth quarter and year 1993 included the gain on the sale of 1.4 million shares of BankAtlantic common stock as discussed further in note 2 of notes to consolidated financial statements. The 1992 net income included a $548,000 net extraordinary gain during the fourth quarter, net of minority interest of $208,000, for the utilization of state net operating loss carryforwards from BankAtlantic.


Net Interest Expense - BFC net interest expense decreased by $305,000 for the year ended December 31, 1993 as compared with the same period in 1992 primarily due to a decrease in interest expense, partially offset with by decrease in interest income. The decrease in interest expense for the year ended December 31, 1993 as compared to the same period in 1992 was primarily due to a reduction in interest expense - other. This decrease was offset with an increase in interest payable on the Exchange debentures. Other interest expense decreased for the year ended December 31, 1993 as compared to the 1992 and 1991 periods primarily due to the elimination of mortgage debt principally related to the sale of two properties acquired in the 1991 Exchange, the foreclosure of one property during the first quarter of 1993, acquired in the 1989 Exchange and other reductions in borrowing. Interest on the Exchange debentures increased for the year ended December 31, 1993 as compared to the same period in 1992 due to the accrual of interest on the previously deferred interest relating to the debentures issued in both 1989 and 1991 exchange transactions.

Interest on Exchange debentures for 1992 increased as compared to 1991 because 1992 reflects a full year of interest on both the 1989 and 1991 Exchange debentures as compared to 1991 which includes only ten months relating to the February 1991 Exchange transaction and six months relating to the June 1991 Exchange transaction.

Non-Interest Income - Non-interest income decreased approximately $2.4 million for the year ended December 31, 1993 as compared to 1992 primarily due to the decline in equity in earnings of BankAtlantic of approximately $1.9 million caused by BFC's decreased ownership of BankAtlantic resulting from the November 1993 sale of 1,400,000 shares of BankAtlantic common stock, a decline in earnings from real estate operations and a decline in non-interest income, other. Partially offsetting these declines was a gain of $1.1 million relating to the sale of BankAtlantic common stock.

On November 12, 1993, BankAtlantic closed a public offering of 1.8 million common shares at a price of $13.50 per common share. Of the 1.8 million shares sold, 400,000 shares were sold by BankAtlantic and 1.4 million were sold by BFC. Net proceeds to BFC from the sale on the 1.4 million shares was approximately $17.7 million and a net cost of approximately $16.6 million, including purchase accounting of $1.4 million, was recorded on the sale of BankAtlantic common stock, resulting in a net gain of approximately $1.1 million on the sale.

In connection with the public offering, BankAtlantic granted the underwriters a 30 day option to purchase up to 270,000 additional shares of common stock to cover over - allotments. On November 10, 1993, the underwriters exercised this option to purchase the 270,000 shares. Upon the sale of 2,070,000 shares, BFC's ownership of BankAtlantic decreased from 77.83% to 48.17%. The decrease of BFC's ownership in BankAtlantic investment in common stock resulted in the deconsolidation of the Company's assets and business operations for the year 1993 and the $10.8 million in equity in earnings of BankAtlantic was separately accounted for in the consolidated financial statements for the year ended December 31, 1993.

Earnings on Real Estate Operations - Earnings on real estate operations include earnings from the 1989 and 1991 Exchange properties and BFC deferred profit recognition on sales of real estate by the Company and its subsidiaries other than BankAtlantic (excluding the 1989 and 1991 Exchange properties). Earnings on real estate operations for the years ended December 31, 1993, 1992, and 1991 amounted to $1.6 million, $3.2 million, and $3.3 million, respectively. The decrease in earnings on real estate operations for the year ended December 31, 1993 as compared to the same periods in 1992 and 1991 was primarily due to the disposal of properties acquired in the 1991 Exchange transaction and an increase in legal fees associated with litigation relating to the Exchanges.

Non-Interest Income-Other - The decrease of non-interest income, other for the year ended December 31, 1992 as compared to the same period in 1991 was primarily due to reduction of property management fee income due to the sale of properties acquired in the 1989 and 1991 Exchanges.

Non-Interest Expense -The increase in non-interest expense for the year ended December 31, 1993 as compared to the same period in 1992 was primarily due to an increase in the provision for litigation and an increase in occupancy and equipment expense. This increase was offset with a decrease in other non-interest expense.

Provision for Litigation - The 1993 provision for litigation was due to a $4.0 million provision in connection with the court decision in the Short vs. Eden United, Inc. litigation and the $1.8 million 1992 provision was attributable to an appellate court decision in the Hess litigation. (See Item 3, "Legal Proceedings".)

Occupancy and Equipment - Occupancy and equipment expense increased in 1993 compared to 1992 primarily due to the accrual of expenses in connection with the relocation of the Company's offices. Non-interest expense, other decreased primarily due to a loss in 1992 relating to the pay-off of a mortgage receivable at a discount, the write down in 1992 of a mortgage receivable, the write-off of some receivables from affiliated partnerships and legal fees incurred in 1992 in connection with the Exchange litigation.

Financial Condition - BFC's total assets at December 31, 1993, and at December 31, 1992, were $87.5 million and $1.3 billion, respectively. The majority of the difference at December 31, 1993 as compared to December 31, 1992 is due to the deconsolidation in 1993 of BankAtlantic. The decrease of $2.0 million and $1.8 million in real estate acquired in the 1989 and 1991 Exchange transactions and mortgage payables and other borrowings, respectively, was attributable to the sale of properties acquired in the 1991 Exchange and the foreclosure of a property acquired in the 1989 Exchange.

Purchase Accounting - The acquisition of BankAtlantic has been accounted for as a purchase and accordingly, the assets and liabilities acquired have been revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments for 1993 was to decrease net loss by approximately $191,000, increase net earnings during 1992 by approximately $807,000, and increase net loss during 1991 by approximately $792,000.

Liquidity and Capital Resources - In connection with certain litigation related to the 1989 Exchange transaction (See Item 3. "Litigation", Timothy
J. Chelling vs. BFC Financial Corporation, et.al.), in December 1992, a jury found that BFC Financial Corporation's issuance of debentures was unfair to investors. The jury found that those limited partners who did not vote in favor of the transaction are entitled to receive $8 million, rather than the approximately $16 million of subordinated debentures which were issued to them as a consequence of the Exchange. Based on the verdict, the Company would record a pre-tax gain from the reduction of its debt of approximately $6 million, but it nonetheless believes the verdict was not supported by the evidence at trial. Accordingly, the Company intends to appeal the verdict and the gain is not reflected in the financial statements. The court denied plaintiffs' motion for prejudgment interest as to Series 21 and Series 23 and awarded prejudgment interest to plaintiffs in Series 24 to be calculated to run from March 31, 1989 through December 18, 1992, the date of entry of final judgment, at the rate of 3.54%. In connection with the stay of the judgment without a bond and to secure the final judgment during the pendency of the appeal, BFC agreed to place shares of the BankAtlantic Common Stock owned by it into an escrow or collateral account for the benefit of the plaintiffs. Initially 800,000 shares have been delivered pursuant to the agreement but additional shares will be delivered in the event that the market value of the 800,000 shares delivered falls below $10 million.

In connection with the litigation related to the purchase and sale of an apartment complex in Indiana (See item 3. "Litigation ", Short vs Eden United, Inc., et.al.), on February 25, 1994, the court on remand awarded plaintiff a judgment totaling approximately $4.5 million, including interest. The Company intends to appeal the trial court's order and may have to post a bond during the appeal process. The Company had accrued approximately $400,000 in prior years and based upon this order, at December 31, 1993, accrues an additional $4.1 million bringing to a total of $4.5 million the provision for this litigation in the financial statements.

In connection with other litigation against the Company relating to the 1991 Exchange transaction (See item 3. "Litigation ", Arthur Arrighi, et.al. and Shirley B. Daniels, Robert and Ruby Avans, et.al.), on March 2, 1994, the parties entered into an agreement to settle these actions pursuant to which BFC will pay approximately eighty-one percent (81%) of the face amount of the outstanding debentures held by plaintiffs and the debentures will be canceled pursuant to the procedures outlined in the agreement. The settlement is subject to, among other things, court approval. Upon effectiveness, the settlement of this action will be dismissed with prejudice and the parties will exchange releases.

On November 12, 1993, a public offering of 1.8 million BankAtlantic common shares at a price of $13.50 per common share was closed. Of the 1.8 million shares sold, 400,000 shares were sold by BankAtlantic and 1.4 million shares were sold by BFC. Net proceeds to BFC and BankAtlantic from the sale was approximately $17.7 million and $4.6 million, respectively. In connection with the public offering, BankAtlantic granted the underwriters a 30 day option to purchase up to 270,000 additional shares of common stock to cover over-allotments. On November 10, 1993, the underwriters exercised this option to purchase the 270,000 shares, with a settlement date of November 18, 1993. The additional net proceeds to BankAtlantic will be approximately $3.4 million. Upon the sale of the 2,070,000 shares, BFC's ownership of BankAtlantic decreased from 77.83% to 48.17%. Proceeds from such sales will be utilized to fund the Exchange II settlements. The Company, during March 1993 placed $12.5 million in an escrow account to fund the settlement.

In addition to the litigation discussed above, an appellate court has entered an order reversing a lower court decision in favor of the Company and its affiliates which related to the sale of units in two partnerships which participated in the 1991 Exchange transaction. (See Item 3. "Litigation", Martha Hess, et.al. vs Gordon, Boula, et.al.) The effect of this decision, which the Company intends to appeal, is to create a potential liability of approximately $1.8 million. Such amount was accrued at December 31, 1992. There is no requirement for a bond in connection with the appeal of this matter.

The Company's ability to meet its obligations and to pay interest on its Exchange debentures is substantially dependent on the earnings and regulatory capital position of BankAtlantic. However, pursuant to the terms of the debentures issued in the 1989 and 1991 Exchange transactions, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Such deferral does not create a default. Since December 31, 1991, the Company has deferred interest payments amounting to approximately $12 million. The Company, not considering BankAtlantic, has sufficient current liquidity to meet its normal operating expenses, but it is not anticipated that it will make current payments of interest on the Exchange debentures until at least such time as the issues relating to the $8 million judgment discussed above and the other litigation discussed in Item 3. "Litigation" have been resolved.

Pursuant to an agreement entered into on May 10, 1989 between BFC, its affiliates and BankAtlantic's primary regulator, BFC is obligated to infuse additional capital into BankAtlantic in the event that BankAtlantic's net capital (as defined) falls below the lesser of the industry's minimum capital requirement (as defined) or six percent of BankAtlantic's assets. However, there is no assurance that BFC will be in a position to infuse additional capital in the event it is called upon to do so. This obligation will expire ten years from the date of the agreement, or at such earlier time as BankAtlantic's net capital exceeds its fully phased-in capital requirement (as defined) for a period of two consecutive years. BankAtlantic's net capital exceeded its fully phased in capital requirement at December 31, 1993.

Effective June 30, 1993, the Company exercised its warrants which were held to purchase 1,126,327 shares of BankAtlantic's common stock by tendering approximately $2.0 million of BankAtlantic subordinated debentures, including accrued interest. The purchase increased BFC's ownership percentage of BankAtlantic's common stock to 77.83%. On November 1993, BFC decreased its ownership percentage of BankAtlantic's common stock to 48.17% primarily due to the sale of 1.4 million shares of BankAtlantic common stock.

An OTS regulation, effective August 1, 1990, limits all capital distributions made by savings institutions, including cash dividends, by permitting only certain institutions that meet specified capital levels to make capital distributions without prior OTS approval. The regulation established a three-tiered system, with the greatest flexibility afforded to well-capitalized institutions. An institution that meets all of its fully phased-in capital requirements and is not in need of more than normal supervision would be a "Tier 1 Institution". An institution that meets its minimum regulatory capital requirements but does not meet its fully phased-in capital requirements would be a "Tier 2 Institution". An institution that does not meet all of its minimum regulatory capital requirements would be "Tier 3 Institution". A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of net income earned to date during the current calendar year plus 50% of its capital surplus ("surplus" being the amount of capital over its fully phased-in capital requirement). Any additional capital distributions would require prior regulatory approval. A Tier 2 Institution may, after prior notice but without the approval of the OTS, make capital distributions of between 50% and 75% of its net income over the most recent four-quarter period (less any dividends previously paid during such four-quarter period) depending on how close the institution is to its fully phased-in risk-based capital requirement. A Tier 3 Institution would not be authorized to make any capital distributions without the prior approval of the OTS. Notwithstanding the provision described above, the OTS also reserves the right to object to the payment of a dividend on safety and soundness grounds. In August and December 1993, BankAtlantic declared cash dividends of $0.06 per share, payable September 1993 and January 1994, respectively, to its common stockholders. A 15% common stock dividend was declared in May, 1993. In March 1994, the Board of Directors declared a cash dividend of $0.06 per share, payable in April 1994 to its common stockholders.

BankAtlantic presently meets all required and fully phased-in capital requirements and has had operating income in the prior eight quarters. BankAtlantic has indicated that it expects to continue dividend payments on its non-cumulative preferred stock.

Future cash dividends on common and preferred stock will be subject to declaration by BankAtlantic's Board of Directors, in its discretion, to additional regulatory notice or approval, and continued compliance with capital requirements. See note 29 of the Notes to the Consolidated Financial Statements.

Cash Flows - A summary of the Company's consolidated cash flows follows (in thousands):

                                                      December 31,
                                      ---------------------------------------
                                             1993          1992         1991
                                             ----          ----         ----
Net cash provided (used) by:
  Operating activities                  $    (523)       17,638       23,415
  Investing activities                      1,384       139,627      405,103
  Financing activities                       (932)     (164,465)    (435,814)
                                          -------       -------      -------
    Decrease in cash
     and due from depository
     institutions                       $     (71)       (7,200)      (7,296)
                                          =======       =======      =======

The changes in cash flow used or provided in operating activities are affected by the changes in operations, which are discussed elsewhere herein, and by certain other adjustments. These adjustments include additions to operating cash flows for non-operating charges such as depreciation and the provision for loan losses and write downs of assets. Cash flow of operating activities is also adjusted to reflect the use or the providing of cash for increases and decreases respectively, in operating assets and decreases or increases, respectively, of operating liabilities. Accordingly, the changes in cash flow of operating activities in the periods indicated above has been impacted not only by the changes in operations during the periods but also by these other adjustments.

The primary sources of funds to the Company for the year ended December 31, 1993 was the proceeds received of approximately $17.7 million from the sale of BankAtlantic's common stock, revenues from property operations, collections on mortgage receivables and the dividend from BankAtlantic. These funds, excluding the proceeds from the sale of BankAtlantic common stock, were primarily utilized for operating expenses at the properties, capital improvements at the properties, mortgage payables on the properties and general and administrative expenses. The proceeds from the sale of BankAtlantic common stock will be utilized to fund the Exchange II settlements.

Investing activities for the years ended December 31, 1993 included proceeds from the sale of BankAtlantic common stock of approximately $17.7 million and December 31, 1992, and 1991, included proceeds from the sale of real estate acquired in the 1991 and 1989 Exchange transactions of $5.6 million, and $7.6 million, respectively. The other major portions of the cash flows indicated above for financing and investing activities relate to BankAtlantic for the year ended December 31, 1992 and 1991.

Impact of Inflation - The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Virtually all of the assets and liabilities of BankAtlantic are monetary in nature. As a result, interest rates have a more significant impact on BankAtlantic's performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully under BankAtlantic's section of managements discussion and analysis of financial condition and results of operations entitled "Interest Rate Sensitivity". BFC does not believe that inflation has had any material impact on the Company, however, economic conditions generally have had an adverse effect on the values and operations of its real estate assets.


ITEM 8. INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

         Consolidated Statements of Financial Condition - December 31, 1993 and 1992

         Consolidated Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1993

         Consolidated Statements of Stockholders' Equity (Deficit) - For each of the Years in the Three Year Period ended December 31, 1993

         Consolidated Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1993

         Notes to Consolidated Financial Statements

                         Independent Auditors' Report


The Board of Directors
BFC Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of BFC Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BFC Financial Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in note 25 to the consolidated financial statements, BFC Financial Corporation is a defendant in various lawsuits, the ultimate outcome of which cannot be presently determined. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

As discussed in notes 1 and 2 to the consolidated financial statements, in 1993, BFC Financial Corporation sold certain of its investment in the outstanding common stock of BankAtlantic, A Federal Savings Bank ("the Bank") and, as a result, no longer controlled a majority voting interest in the Bank as of December 31, 1993. As a result, the Company utilized the equity method of accounting for its investment in the Bank in 1993 and accordingly, financial position, results of operations and cash flows were not consolidated as in 1992 and 1991.

As discussed in note 18 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes".


                                             KPMG PEAT MARWICK

Fort Lauderdale, Florida
March 30, 1994

                          BFC FINANCIAL CORPORATION
                Consolidated Statements of Financial Condition

                   December 31, 1993 and December 31, 1992
                      (in thousands, except share data)

                        ASSETS
                       ---------

                                                           1993       1992
                                                         ---------  ---------
Cash and due from depository institutions             $        78     31,357
Tax certificates and other investment securities, net
 (at cost which approximates market value)                  20,644    125,047
Investment in BankAtlantic, a Federal Savings Bank          36,436        -
Loans receivable (net of unearned discount of
 $1,733 in 1992)                                             9,179    574,882
Loans originated for resale                                    -        7,641
  Less:  allowance for loan losses                             -      (16,500)
                                                        ---------- ----------
   Total loans receivable, net                               9,179    566,023
                                                        ---------- ----------
Mortgage-backed securities (approximate market value
  $353,984 in 1992)                                            -      349,531
Mortgage-backed securities available for sale
 (approximate market value of $145,011
  in 1992)                                                     -      137,355
Accrued interest receivable                                      8     22,196
Real estate owned                                              -       14,997
Real estate acquired in debenture exchange, net             18,315     20,330
Office properties and equipment, net                            28     36,032
Federal Home Loan Bank stock at cost,
 which approximates market value
 ($924 in 1992 available for sale)                             -        8,366
Investment in and advances to joint ventures                   -        1,217
Excess cost over fair value of net
 assets acquired, net                                          -        1,925
Dealer reserves, net                                           -        4,533
Other assets                                                 2,807     21,556
                                                        ---------- ----------
      Total assets                                     $    87,495  1,340,465
                                                        ========== ==========

                                                                   (Continued)

         LIABILITIES AND STOCKHOLDERS' DEFICIT
  ---------------------------------------------------

                                                           1993       1992
                                                         ---------  ---------
Deposits                                               $       -    1,108,115
Advances from Federal Home Loan Bank                           -       66,100
Securities sold under agreements
 to repurchase                                                 -       21,532
Capital notes and other subordinated
 debentures                                                    -        7,928
Exchange debentures, net                                    35,651     38,996
Mortgages payable and other borrowings                      30,367     32,168
Drafts payable                                                 -        1,246
Advances by borrowers for taxes and insurance                  -        9,193
Deferred interest on the exchange debentures                12,049      6,126
Other liabilities                                            8,602     22,527
Deferred income taxes                                        2,038      2,380
                                                        ---------- ----------
  Total liabilities                                         88,707  1,316,311

Commitments and contingencies

Minority interest                                              -       16,258
Preferred stock of BankAtlantic                                -        7,036
Redeemable common stock (353,478 shares) (redemption
 amount $299 in 1993 and $655 in 1992)                       5,776      5,776

Stockholders' deficit:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                               -          -
 Special class A common stock of $.01 par value;
  authorized 20,000,000 shares; none issued                    -          -
 Common stock of $.01 par value; authorized
  20,000,000 shares; issued 2,351,021 in 1993 and 1992          17         17
 Additional paid-in capital                                 15,264     15,532
 Accumulated deficit                                       (21,989)   (20,185)
 Less: treasury stock (45,339 shares for 1993 and 1992)       (280)      (280)
                                                        ---------- ----------
  Total stockholders' deficit                               (6,988)    (4,916)
                                                        ---------- ----------
      Total liabilities and stockholders' deficit      $    87,495  1,340,465
                                                        ========== ==========

See accompanying notes to consolidated financial statements.

                  BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Operations

            For each of the years in the three year period ended
                              December 31, 1993
                    (in thousands, except per share data)

                                                1993       1992       1991
                                              ---------  ---------  ---------
Interest income:
  Interest and fees on loans               $        767     63,181     91,200
  Interest on mortgage-backed
   securities                                       -       37,170     35,173
  Interest on mortgage-backed
   securities available for sale                    -          642      1,172
  Interest and dividends on tax
   certificates and other
   investment securities                            299     17,320     20,518
                                             ---------- ---------- ----------
Total interest income                             1,066    118,313    148,063
                                             ---------- ---------- ----------
Interest expense:
  Interest on deposits                              -       47,393     83,227
  Interest on advances from FHLB                    -        3,697      3,587
  Interest on securities sold under
   agreements to repurchase                         -        2,881      1,671
  Interest on capital notes
   and other subordinated
   debentures                                       -        1,440      2,020
  Interest on exchange debentures                 6,031      5,163      4,199
  Interest - other                                3,032      4,309      5,240
                                             ---------- ---------- ----------
Total interest expense                            9,063     64,883     99,944
                                             ---------- ---------- ----------
Net interest income (expense)                    (7,997)    53,430     48,119
Provision for loan losses                           -        6,650     17,540
                                             ---------- ---------- ----------
Net interest income (expense) after
  provision for loan losses                      (7,997)    46,780     30,579
                                             ---------- ---------- ----------
Non-interest income:
  Loan servicing and
   other loan fees                                  -        3,189      4,344
  Gain on sales of loans                            -          976        330
  Gain on sales of mortgage-backed
   securities                                       -        8,116        748
  Gain on sales of
   investment securities                            -          143         85
  Equity in earnings of
   BankAtlantic                                  10,764        -          -
  Gain on sale of BankAtlantic
   common stock                                   1,050
  Earnings on real estate
  operations                                      1,647      3,200      3,384
  Non interest income -
    other                                           318      7,672      9,063
                                             ---------- ---------- ----------
Total non-interest income                        13,779     23,296     17,954
                                             ---------- ---------- ----------
                                                                  (Continued)
Non-interest expenses:
  Employee compensation and benefits              1,453     20,618     26,319
  Occupancy and equipment                           331      8,747     10,629
  Federal insurance premium                         -        2,772      3,281
  Advertising and promotion                         -          480      1,143
  (Income) loss from joint venture
   investments                                      -          245     (2,335)
  Foreclosed asset activity, net                    -        4,390      9,451
  Write-down of real estate acquired
   in debenture exchanges                           -           89      2,882
  (Recovery) write-down of dealer
   reserve                                          -       (2,739)     2,739
  Provision for branch consolidation                -                   2,085
  Provision for litigation                        4,034      1,800        -
  Minority interest in BankAtlantic                 -        3,964     (2,977)
  Non interest expenses - other                   1,267     18,500     17,901
                                             ---------- ---------- ----------
Total non-interest expenses                       7,085     58,866     71,118
                                             ---------- ---------- ----------
Income (loss) before cumulative
  effect of change in accounting
  for income taxes, income taxes
  and extraordinary items                        (1,303)    11,210    (22,585)
Provision (benefit) for income
 taxes                                              -        9,201     (4,876)
                                             ---------- ---------- ----------
Income (loss) before
 cumulative effect of change in
 accounting for income taxes
 and extraordinary items                         (1,303)     2,009    (17,709)
Cumulative effect of change in
 accounting for income taxes                       (501)       -          -
Extraordinary items:
Gain on early retirement of capital
 notes net of applicable income
 taxes of $340 and minority
 interest of $197                                   -          -          350
Utilization of state net
 operating loss carryforwards,
 net of minority interest of
 $208,000                                           -          548        -
                                             ---------- ---------- ----------
Net income (loss)                          $     (1,804)     2,557    (17,359)
                                             ========== ========== ==========
Earnings (loss) per share:
 Net earnings (loss) before
  cumulative effect of change
  in accounting for income taxes
  and extraordinary items                  $      (1.18)      0.78     (10.71)
 Cumulative effect of change
  in accounting for income taxes                  (0.29)       -          -
 Extraordinary items                                -         0.32        .20
                                             ---------- ---------- ----------
Net earnings (loss) per share              $      (1.47)      1.10     (10.51)
                                             ========== ========== ==========
Weighted average number of shares
  outstanding                                     1,702      1,702      1,718
                                             ========== ========== ==========

See accompanying notes to consolidated financial statements.
                          BFC FINANCIAL CORPORATION
          Consolidated Statements of Stockholders' Equity (Deficit)

    For each of the years in the three year period ended December 31, 1993
                      (in thousands, except share data)



                                      Addi-
                                      tional    Accu-         Trea-
                              Common  Paid-in   mulated        sury
                              Stock   Capital    Deficit      Stock   Total
                             --------  --------  --------  --------  --------
Balance at December 31, 1990       18    15,584    (5,383)     (280)    9,939

Purchase of treasury stock        -         -         -         (53)      (53)

Retirement of treasury stock       (1)      (52)      -          53       -

Net (loss)                        -         -     (17,359)      -     (17,359)
                             --------  --------  --------  --------  --------
Balance at December 31, 1991       17    15,532   (22,742)     (280)   (7,473)

Net income                        -         -       2,557       -       2,557
                             --------  --------  --------  --------  --------
Balance at December 31, 1992       17    15,532   (20,185)     (280)   (4,916)

Effect of issuance of
 BankAtlantic's common stock
 to BankAtlantic minority
 shareholders                     -        (268)      -         -        (268)

Net (loss)                        -         -      (1,804)      -      (1,804)
                             --------  --------  --------  --------  --------
Balance at December 31, 1993       17    15,264   (21,989)     (280)   (6,988)
                             ========  ========  ========  ========  ========


See accompanying notes to consolidated financial statements.

                     Consolidated Statements of Cash Flows

    For each of the years in the three year period ended December 31, 1993
                                (In thousands)

                                                1993       1992       1991
                                              ---------  ---------  ---------
Operating activities:
Income (loss) before extraordinary items
 and cumulative effect of change in
 accounting for income taxes               $     (1,303)     2,009    (17,709)
Adjustments to reconcile income (loss)
 before extraordinary items and
 cumulative effect of change in
 accounting for income taxes to net cash
 provided (used) by operating activities:
Equity in earnings of BankAtlantic              (10,764)       -          -
Provision for loan losses                           -        6,650     17,540
Provision for declines in real estate owned         -        3,916     10,626
FHLB stock dividends                                -         (498)      (618)
Depreciation                                      1,658      4,998      4,920
Amortization of purchased servicing rights          -        2,573      1,274
Increase (decrease) in deferred
 income taxes                                       -        1,775     (4,480)
Utilization of net operating loss
 carryforwards before minority interest             -          756        -
Net accretion of securities                         -         (456)      (243)
Net amortization of deferred loan
 origination fees                                   -          (41)       (40)
Accretion on exchange debentures
 and mortgage payables                              285        505        783
Tax effect of real estate acquired
 in debenture exchange                              (92)      (136)      (189)
Amortization of discount on
 loans receivable                                   (70)      (107)      (321)
Loss (gain) on sales of real estate owned           -         (602)        59
Proceeds from loans originated for sale             -       37,030     15,279
Origination of loans for sale                       -      (39,888)   (18,756)
Write-off of office properties
 and equipment                                      -          600        461
Loss of mortgage receivables                        -          408         17
Gain on sales of loans                              -         (976)      (330)
Gain on sales of mortgage-backed
 securities available for sale                      -       (8,116)      (748)
Gain on sale of BankAtlantic common stock        (1,050)       -          -
Gain on sales of investment
 securities                                         -         (143)       (85)
Loss (gain) on sales of office
 properties and equipment                           -           71         (7)
Loss (income) from joint
 venture operations                                 -          245     (2,335)
Decrease in drafts payable                          -       (9,410)    (1,403)
Decrease in accrued
 interest receivable                                -        2,257      4,615
Increase in exchange debentures
 deferred interest                                5,923      4,985      1,140
Increase (decrease) in other liabilities            354     (1,444)     4,163
Decrease (increase) in other assets                 502     (4,236)     3,522
Minority interest of BankAtlantic                   -        3,964     (2,977)
                                                                   (Continued)
                                                1993       1992       1991
                                              ---------  ---------  ---------
Purchase accounting adjustments:
  Amortization of excess cost over fair
    value of net assets acquired                    -          320        238
  Amortization of intangible assets                 -          -          296
  Amortization (accretion) of purchase
   accounting adjustments, net                      -        1,263       (986)
Amortization of dealer reserve                      -        6,406      5,491
Write-down of dealer reserve                        -          -        2,739
Prepayments of dealer reserve                       -          -       (1,417)
Provision for tax certificates losses               -        1,160        811
Provision for branch consolidation                  -          -        2,085
Provision for litigation                          4,034      1,800       -
                                             ---------- ---------- ----------
Net cash (used) provided by
 operating activities                      $       (523)    17,638     23,415
                                             ---------- ---------- ----------

Investing activities:
Cash received in debenture exchange        $        -          -        4,613
Sales of real estate acquired in
 debenture exchanges                                -        5,563      7,598
Proceeds from the sale of
 BankAtlantic common stock                       17,691        -          -
Increase in BankAtlantic investment
 in common stock                                 (1,971)       -          -
Dividends received from BankAtlantic
 investment in common stock                         271        -          -
Proceeds from sales of
 investment securities                              -        2,137     30,235
Purchase of tax certificates and
 other investment securities                    (14,245)  (129,415)  (123,451)
Proceeds from redemption and
 maturities of tax certificates
 and other investment securities                    -      111,070    118,447
Loan sales                                          -          -          -
Loans purchased                                     -          -       (2,182)
Principal reduction on loans                        252    299,347    298,462
Loans originated                                    -     (136,179)  (122,511)
Proceeds from sales of mortgage-backed
 securities available for sale                      -      155,243     70,903
Mortgage-backed securities purchased                -     (271,041)   (98,587)
Principal collected on mortgage-backed
 securities                                         -       95,266     56,634
Proceeds from sales of real estate owned            -       12,589      2,937
Purchases and additional investments in
 real estate owned                                  -          -       (1,374)
Additions to office
 properties and equipment                           (32)      (748)    (1,037)
Sales of office equipment                           -          105        525
Advances to joint ventures                          -          (26)    (2,690)
Repayments of advances to joint ventures            -           77     12,929
Investments in joint ventures                       -          -         (115)
Cash distributions from joint ventures              -          -          561
FHLB stock sales                                    -          142      3,071
FHLB stock purchased                                -          (65)       -
Improvements to real estate acquired in
 debenture exchanges                               (582)      (606)    (1,094)
                                                                   (Continued)

                                                1993       1992       1991
                                              ---------  ---------  ---------
Servicing rights purchased                          -       (3,832)    (3,457)
Settlement of amount due from broker                -          -      154,686
                                             ---------- ---------- ----------
Net cash provided by investing
 activities                                $      1,384    139,627    405,103
                                             ---------- ---------- ----------

Financing activities:
Net decrease in deposits                   $        -     (190,907)  (272,307)
Interest credited to deposits                       -       43,509     71,853
Proceeds from FHLB advances                         -      107,300        -
Repayments of FHLB advances                         -      (78,400)   (25,700)
Net decrease in securities sold
 under agreement to repurchase                      -      (35,600)  (189,847)
Preferred stock issuance costs                      -          -         (353)
Payment for exchange of capital notes
 for preferred stock                                -          -       (1,855)
Redemption of capital notes                         -       (7,022)      (338)
Receipts of advances by borrowers for
 taxes and insurance, net                           -       33,933     34,794
Payment for advances by borrowers for
 taxes and insurance                                -      (33,220)   (32,678)
Increase (decrease) in federal funds
 purchased                                          -          -      (14,500)
Increase in borrowings                              -          -        1,722
Repayments of borrowings                           (932)    (4,058)    (6,408)
Purchase of treasury stock                          -          -          (53)
Proceeds from the issuance of
 subordinated debt                                  -          -            8
Loan cost                                           -          -         (160)
Common stock and warrants purchased by
 minority shareholders of BankAtlantic              -          -            8
                                             ---------- ---------- ----------
Net cash (used) by
 financing activities                              (932)  (164,465)  (435,814)
                                             ---------- ---------- ----------
 Decrease in cash
 and cash equivalents                               (71)    (7,200)    (7,296)
Cash and due from depository
 institutions at beginning of period                149     38,557     45,853
                                             ---------- ---------- ----------
Cash and due from depository
 institution at end of period              $         78     31,357     38,557
                                             ========== ========== ==========

See accompanying notes to consolidated financial statements.

                  Notes to Consolidated Financial Statements

             For the years ended December 31, 1993, 1992 and 1991


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of consolidated financial condition and income and expenses for the periods presented. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for real estate acquired in connection with the Exchange transactions and in satisfaction of loans. In connection with the determination of the allowance for loan losses and real estate owned, management obtains independent appraisals for significant properties, when it is deemed prudent.

Where applicable, reference is made to the financial statements and notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein. Differences in amounts between those financial statements and these financial statements would primarily pertain to amounts related to BFC Financial Corporation or purchase accounting adjustments discussed in note 2 of the notes to consolidated financial statements of BFC Financial Corporation and Subsidiaries.

Principles of Consolidation - BFC Financial Corporation ("BFC" or "the Company") is a savings and loan holding company as a consequence of its ownership of the common stock of BankAtlantic, A Federal Savings Bank ("BankAtlantic"). The consolidated financial statements for the year 1993 include the accounts of BFC Financial Corporation, and its wholly-owned subsidiaries. Because the Company's ownership interest in BankAtlantic was reduced below 50% in 1993, BankAtlantic is not consolidated but is carried on the equity method for 1993. The consolidated financial statements for the years 1992 and 1991 include the accounts of BFC Financial Corporation, its majority-owned subsidiary, BankAtlantic, and its wholly owned subsidiaries. The 1993 operations includes the equity in earnings from BankAtlantic. For 1992 and 1991, the adjustments to operations relating to changes in the Company's percentage ownership of BankAtlantic are reflected in minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents - Cash and due from banks include demand deposits at other financial institutions.

Tax Certificates and Other Investment Securities and Mortgage-Backed Securities - In 1992 and 1991, substantially all of these securities are owned by BankAtlantic. Tax certificates, other investment securities and mortgage-backed securities held for investment are carried at cost.

Real Estate Owned - Real estate acquired in the Exchange transactions discussed in note 2 is stated at the lower of cost or net realizable value in the accompanying statements of financial condition.

Profit on real estate sold is recognized when the collectibility of the sales price is reasonably assured and BankAtlantic is not obligated to perform significant activities after the sale. Any estimated loss is recognized in the period in which it becomes apparent.

Office Properties and Equipment - Land is carried at cost. Office properties and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 50 years for buildings and 10 years for equipment. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.

Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred and gains or losses on disposal of assets are reflected in current operations.

Income Taxes - The Company does not include BankAtlantic and its subsidiaries in its consolidated income tax return with its wholly-owned subsidiaries, since the Company owns less than 80% of the outstanding stock of BankAtlantic. Income taxes are provided on the Company's interest in the portion of the BankAtlantic's earnings not subject to the 80% dividends received exclusion. Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different than such items are recognized for income tax purposes.

In February 1992, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires a change from the deferred method to the asset and liability method to account for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes
the statutory enactment date.   BFC adopted FAS 109, as of January 1, 1993.
The cumulative effect of this change in accounting for income taxes was a charge aggregating approximately $501,000.

Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rates applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

The Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act") was passed by Congress and signed into law by the President during August 1993. The Omnibus Act increased the maximum federal income tax rate applicable to BFC from 34% to 35% retroactive to January 1, 1993. This change did not have a material impact on the Company.

Excess Cost Over Fair Value of Net Assets Acquired (Goodwill) - The ownership position in BankAtlantic was acquired at different times. At the February 1987, October 1989, June 1990, October 1990 and November 1991 acquisitions, the fair market value of the net assets of BankAtlantic were greater than the Company's cost. At other increases in ownership, the Company's cost was in excess of the fair market value of BankAtlantic's net assets. The excess of fair market value over cost was recorded as a reduction to the fair market value of non-current assets, including identified intangible assets. The excess of cost over fair market value was recorded as goodwill and is being amortized on the straight line basis over a 15 year period. Identified intangibles consist of loan servicing and escrows. These intangibles are amortized over the remaining life of the applicable loan and escrow accounts using the level yield method and at the end of 1993 had been completely amortized. The minor 3.3%, 4%, 0.5% and 2.4% increases in ownership of BankAtlantic in October 1989, June 1990, October 1990 and November 1991 were recorded utilizing BankAtlantic's cost basis of assets and liabilities as fair market value. The excess of such cost over the Company's purchase price was recorded as a reduction to property and equipment and is being amortized on a straight-line basis over a ten year period.

Redeemable Common Stock - In May 1989, the Company exchanged, among other things, 353,478 shares of its common stock (including 117,483 shares of treasury stock) for 282,782 shares of common stock of BankAtlantic (See also
Note 2). The exchange ratio for the shares was 1.25 to 1. The original holders of the Company's shares issued in this transaction have the right to require the Company, at any time, to purchase such shares for the higher of
(i) their book value as of the date of notice or (ii) the average market value of such shares. The term "average market value" is defined as the product of
(i) the average of the closing price of the common stock as reported on the over-the-counter market for the (x) 20 trading days prior to the date of the notice, (y) the date of the notice, if a trading day, and (z) 20 trading days following the date of the notice, times (ii) the number of shares of common stock held by the original holders. The Company and Alan B. Levan, individually, have the right to buy and to require the original holders to sell such shares to each, respectively, on the same terms indicated above. At the transaction date the book value of the shares was greater than their market value. Accordingly, the amount initially recorded for this redeemable common stock, $5,776,000, was at book value. Amounts subsequently reflected in the Company's Statements of Financial Condition will be adjusted to reflect the maximum liability based on the higher of either the market price or the book value of the shares. However, such liability will not be reduced from the amount initially reflected at the time of acquisition. There has been no adjustment to the amount stated since the May 1989 acquisition date. In February 1994, the parties mutually agreed to cancel the agreement with respect to the requirement to buy and or sell shares. Therefore, during the first quarter of 1994, the amount classified as redeemable common stock will be reclassified to the stockholders' deficit section of the Statement of financial condition.

Earnings (Loss) Per Common Share - Earnings (loss) per share is computed using the more dilutive of (a) the weighted average number of shares outstanding, or
(b) the weighted average number of shares outstanding assuming that the shares of redeemable common stock are reacquired for debt, from the latter of their date of issuance (May 10, 1989) or the beginning of the computation period, at the greater of the amount originally recorded, or the higher of the then book value or market price of the shares. Computation (b) has been utilized, assuming a rate of 12% on indebtedness for 1993, 1992 and 1991. Shares issued in connection with a 1984 acquisition are considered outstanding after elimination of 250,000 shares, representing the Company's 50% ownership of the shares issued in the acquisition.

Reclassifications - For comparative purposes, certain prior year balances have been reclassified to conform with the 1993 financial statement presentation.

New Accounting Standards - During May 1993, the Financial Accounting Standards Board approved two new accounting standards. Statement of Financial Accounting Standards No. 114 - Accounting by Creditors for Impairment of a Loan ("FAS 114"), and Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities ("FAS 115").

FAS 114 addresses the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. This standard requires that unpaid loans be measured at the present value of expected cash flows by discounting those cash flows at the loan's effective interest rate. FAS 114 must be adopted by 1995, prospectively. The Company intends to implement FAS 114 in 1995. At December 31, 1993, the effect of implementation of this standard on the Company is estimated to be immaterial.

FAS 115 addresses the valuation and recording of debt securities as held-to-maturity, trading and available for sale. Under this standard, only debt securities that the Company has the positive intent and ability to hold to maturity would be classified as held to maturity and reported at amortized cost. All others would be reported at fair value. FAS 115 must be adopted by 1994, prospectively. If FAS 115 were effective at December 31, 1993, the Company does not believe that based on its current portfolio any adjustment would be required.

See note 1 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

2.  INVESTMENTS IN BANKATLANTIC AND OTHER ACQUISITIONS AND DISPOSITIONS

The Company has acquired its current 48.17% ownership of BankAtlantic through various acquisitions and sales as follows (Amounts adjusted for June 1993 15% stock dividend):

                                                             Cumulative
                                       Shares                Ownership %
                                     ----------              ------------
            Prior to 1987                333,155                    9.9%
            February 1987              1,214,952                   43.7%
            October 1987                 345,000                   53.4%
            May 1989                     325,199                   62.3%
            October 1989                 495,506                   65.6%
            June 1990                    541,430                   69.6%
            October 1990                  24,150                   70.1%
            November 1991                115,000                   72.5%
            June 1993                  1,126,327                   77.8%
            November 1993             (1,400,000)                  48.2%

The Company's ownership of BankAtlantic has been recorded by the purchase method of accounting. Since January 1, 1987 to December 1992, the accounts of BankAtlantic have been consolidated with those of the Company. The shares in the May 1989 acquisition were acquired from Mr. John Abdo and certain members of his family ("Mr. Abdo") in exchange for, among other things, 353,478 shares of the Company's redeemable common stock.

The shares in the October 1989 acquisition were acquired directly from BankAtlantic in connection with an offering by BankAtlantic of 500,000 units, at $12.00 per unit, to its existing stockholders. Each unit consisted of one share of its common stock and three warrants, with each warrant entitling the holder to purchase one share of common stock at an exercise price of $10.00 at any time prior to May 31, 1991.

On June 30, 1990, BFC exercised its warrants and converted $2.5 million of subordinated debt of BankAtlantic to 541,430 shares of BankAtlantic common stock, increasing BFC's ownership percentage of BankAtlantic to 69.6%. (See note 15.)

In October 1990, the Company increased its ownership of BankAtlantic to 70.12% by purchasing 24,150 shares of BankAtlantic common stock from the BankAtlantic Security Plus Plan (the "Plan") at a cost of $2.625 per share (average of bid and asked price on date of purchase). The Plan disposed of these shares in order to meet employees withdrawal requests.

In November 1991, BFC purchased 115,000 shares of BankAtlantic common stock from an unaffiliated third party at a cost of approximately $0.761 per share, increasing BFC's ownership of BankAtlantic to 72.5%.

In June 1993, the Company exercised its right to purchase 1,126,327 shares of BankAtlantic's common stock at the exercise price of $1.75 per share, for a total purchase price of $1,971,072. The payment of $1,971,072 was through the tender of subordinated debentures held by BFC as of February 28, 1993 and the related accrued interest as of that date. The debentures were issued to BFC in connection with the use of funds from and escrow account established by BFC to make preferred stock dividend payments, and in connection with the related accrued interest on the debentures through February 1993. As a result of the above transaction, BFC increased its ownership in BankAtlantic to 77.83% of BankAtlantic's outstanding common stock. During July 1993, BFC received $83,704 for the interest accrued on the subordinated debentures from February 28, 1993 to June 30, 1993. Share and exercise price were adjusted subject to the dilution provisions contained in the subordinated debt agreement to reflect BankAtlantic's 15% common stock dividend of June 7, 1993.

The aggregate purchase price allocation for the June 30, 1993 acquisition of BankAtlantic's common stock is as follows (in thousands):

Company's interest in net assets of BankAtlantic
 (book value on dates of acquisition)                           $  3,550

Company's ownership interest of capital contributions              1,530
Adjustment to net assets:
   Accretion on investment and mortgage-
    backed securities                                              1,099
   Accretion loans receivable                                        684
   Increase in other assets                                           39
   Premium on deposits                                              (553)
   Premium on FHLB advances                                          (43)
   Increase in other liabilities                                      (5)
   Increase in deferred income taxes                                 (80)
   Decrease in office properties and equipment                    (4,250)
                                                                  -------
Purchase price of interest in BankAtlantic's
  common stock                                                  $  1,971
                                                                  =======

The adjustment to net assets indicated above are non-cash investing and financing activities.

On November 12, 1993, a public offering of 1.8 million BankAtlantic common shares at a price of $13.50 per common share was closed. Of the 1.8 million shares sold, 400,000 shares were sold by BankAtlantic and 1.4 million shares were sold by BFC. Net proceeds to BFC and BankAtlantic from the sale were approximately $17.7 million and $4.6 million, respectively. In connection with the public offering, BankAtlantic granted the underwriters a 30 day option to purchase up to 270,000 additional shares of common stock to cover over-allotments. On November 10, 1993, the underwriters exercised this option to purchase the 270,000 shares, with a settlement date of November 18, 1993. The additional net proceeds to BankAtlantic was approximately $3.4 million. Upon the sale of the 2,070,000 shares, BFC's ownership of BankAtlantic decreased to 48.17%. The sale of the BankAtlantic shares provided the Company with the current liquidity to enable it to hold settlement discussions on the Exchange litigation discussed below.

During 1992, the effect of purchase accounting, including income taxes and net amortization/accretion of adjustments to net assets acquired was to increase consolidated net earnings by approximately $807,000 and decrease consolidated net loss during 1993 and increase consolidated net loss in 1991 by approximately $252,000 and $792,000, respectively. The 1991 net loss includes an extraordinary gain of $350,000 as discussed in note 15. Assuming no sales or dispositions of the related assets or liabilities, the Company does not believe the net increase (decrease) in earnings resulting from the net amortization/accretion of the adjustments to net assets acquired resulting from the use of the purchase method of accounting will be significant in future years.

Excess cost over fair value of net assets acquired at December 31, 1993 and 1992, was approximately $1,068,000 and $1,925,000, respectively. As a result of the deconsolidation in 1993, excess cost over fair value of net assets acquired at December 31, 1993 is included in the investment of BankAtlantic in the accompanying statements of financial condition.

A reconciliation of the carrying value in BankAtlantic to BankAtlantic's Stockholders equity is as follows:

            BankAtlantic Stockholders' equity          $   90,652
            Preferred stock                                (7,036)
                                                          -------
            BankAtlantic common stockholders' equity       83,616
              Partnership percentage                        48.17%
                                                           ------
                                                           40,278
            Purchase accounting adjustments                (3,842)
                                                           ------
            Investment in BankAtlantic                 $   36,436
                                                          =======

BFC also owns 5,600 shares of BankAtlantic 12.25% Series A Preferred Stock, 529 shares of BankAtlantic 10.00% Series B Preferred Stock and 4,636 shares of BankAtlantic 8.00% Series C Preferred Stock. The aggregate purchase price relating to the acquisition of these shares was approximately $100,000.

See the consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

On February 27, 1991 and June 12, 1991, the Company exchanged (the "1991 Exchange") approximately $9.3 million and $6.1 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of two and one affiliated limited partnership(s), respectively. The major assets and liabilities of these partnerships consisted principally of eight commercial real estate properties and related non-recourse mortgage debt.

On March 29, 1989, the Company exchanged (the "1989 Exchange") approximately $30 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of three affiliated limited partnerships. The major assets and liabilities of these partnerships consisted principally of fourteen commercial real estate properties, and related non-recourse mortgage debt.

The Debentures in the 1991 Exchange bear interest at a rate equal to 10.5% per annum until March 31, 1992, 11.5% per annum thereafter until March 31, 1993 and 12.5% per annum thereafter until maturity on July 1, 2011. The Debentures in the 1989 Exchange bear interest at a rate equal to 8% per annum until June 30, 1990, 9% per annum thereafter until June 30, 1991, and 10% thereafter until maturity on July 1, 2009. Interest on the Debentures in the 1991 and 1989 Exchange are due at maturity but is anticipated to be paid quarterly unless management reasonably determines that such quarterly interest payments would impair the operations of the Company. Any interest not paid quarterly by the Company ("Deferred Interest") will accrue interest at the same rate as the Debentures until paid. In the event the Company determines not to pay interest on the Debentures for eight quarters, the interest rate on the Debentures in the 1991 and 1989 Exchanges will increase to, and remain at, 13% and 12%, respectively, per annum until maturity. No dividends may be paid to the holders of any equity securities of the Company while any deferred interest remains unpaid. Since December 31, 1991, the Company has deferred the interest payments relating to the debentures issued in both the 1989 Exchange and the 1991 Exchange and therefore,the interest on the debentures in the 1991 and 1989 Exchange is now 13% and 12%, respectively per annum. The deferred interest on the exchange debentures was approximately $12 million and $6.1 million at December 31, 1993 and 1992, respectively. Debenture holders are also entitled to receive 100% of the aggregate Net Proceeds (as defined in the Debenture) received by the Company in excess of the Original Principal Amount of the Debentures issued, payable on the Distribution Date (as defined below) in cash or additional Debentures (the "Additional Consideration"). The Distribution Date is the earlier of February 1995 or 90 days after the sale of all of the real estate acquired in the 1991 Exchange. The Distribution Date was June 1993 for the 1989 Exchange. At that time, there was no Additional Consideration due with respect to the 1989 Exchange. Any Debentures issued in payment of the Additional Consideration will be identical to the Debentures originally issued, except there will be no further Additional Consideration payable with respect thereto.

For financial statement purposes, the Debentures in the 1991 and 1989 Exchange have been discounted to yield 19% and 12%, respectively, over their term and the non-recourse mortgage debt has been discounted to yield 11% over its term. Such mortgage debt in the 1991 Exchange: a) had original aggregate outstanding stated principal balances of approximately $37.0 million; b) had maturities at various dates between 1991 and 2009; c) had stated interest rates ranging from 8.75% to 12.0%; and d) required aggregate monthly payments of approximately $376,000 for principal and interest. Such mortgage debt in the 1989 Exchange:
a) had original aggregate outstanding stated principal balances of approximately $28.7 million; b) had maturities at various dates between 1991 and 2003; c) had stated interest rates ranging from 7.75% to 13.5%; and d) required aggregate monthly payments of approximately $275,000 for principal and interest. No value has been assigned to the Additional Consideration in the 1991 Exchange. However, future financial statements will reflect accruals as a "Cost of Sale", to the extent appropriate, for any anticipated Additional Consideration payable based on sales of properties received by the Company in this transaction, through the date of the financial statements. To the extent Additional Consideration is payable on the Distribution Date relating to unsold properties, the basis in such properties will be increased at such time by the fair value of the Additional Consideration payable as a consequence thereof. For purposes of determining Net Proceeds, such unsold properties will be appraised by an independent certified appraisal firm within 90 days of the Distribution Date.

A summary of the non-cash investing and financing activities related to the 1991 transaction is as follows (in thousands):
                                                               1991
                                                               ----
      Subordinated Debentures issued                      $  11,926
      Non-recourse mortgage debt related to real
       estate acquired                                       38,612
      Other liabilities assumed                               1,421
      Real estate acquired                                  (46,057)
      Other assets acquired                                  (1,289)
                                                            -------
       Net cash received                                  $   4,613
                                                            =======

Through December 31, 1993, three properties acquired in the 1991 Exchange were sold to unaffiliated third parties. The properties had an aggregate sales price of approximately $28.3 million. Stated mortgage debt of approximately $18 million was eliminated including the remaining $2.0 million balance on a $5.0 million note that was also secured by 2,370,846 shares of BankAtlantic stock owned by BFC. Cash proceeds from the sales, after prorations and closing costs, of approximately $8.2 million was received.

Through December 31, 1993, ten properties acquired in the 1989 Exchange were sold to unaffiliated third parties. The properties had an aggregate sales price of approximately $42.3 million. Stated mortgage debt of approximately $21.1 million was eliminated and cash proceeds, after prorations and closing costs, of approximately $20.0 million was received. No Additional Consideration is estimated to be payable with respect to these sales.

In litigation brought against the Company in connection with the 1989 and 1991 Exchanges, some plaintiffs have sought to impose a constructive trust on property acquired by the Company in the Exchanges. A network television program has given wide publicity to these claims which may impair the ability of the Company to sell or refinance properties acquired in the Exchanges. There is no assurance that liquidity will be available from the disposition or refinancing of Exchange properties. In connection with the October and November 1992 sales of two properties acquired in the 1991 Exchange, BFC has agreed to limit the disposition of proceeds from these sales pending resolution of certain litigation or further order of the court. At December 31, 1992 and 1993, approximately $3.5 million currently held in escrow is included in "Tax certificates and other investment securities" in the accompanying financial statements.

On December 17, 1992, a jury found that BFC Financial Corporation's issuance in 1989 of debentures in exchange for the assets and liabilities of three affiliated public limited partnerships was unfair to investors. The jury determined that BFC Financial Corporation, the affiliated Managing General Partners and BFC Financial Corporation's President, Alan Levan, did not believe that the terms of the Exchange were fair to the limited partners as stated in the prospectus. Based on that determination, the jury found that those limited partners who did not vote in favor of the transaction are entitled to receive approximately $8 million, the amount which they claimed they would have received if the partnerships had been liquidated, rather than the approximately $16 million of subordinated debentures which were issued to them as a consequence of the Exchange and those debentures will be extinguished in connection with the verdict. BFC Financial Corporation would record a pre-tax gain of approximately $6 million from the reduction in its debt resulting from the verdict, but it nonetheless believes that the verdict was not supported by the evidence at trial. The Company intends to appeal the verdict. No amounts have been reflected in the financial statements because the judgement amount was less than the Company's carrying amount of the debentures and related accrued interest and because the Company intends to appeal the verdict.

In March 1994, an agreement was entered into to settle the litigation pertaining to the 1991 Exchange. Pursuant to the agreement, the company will pay approximately eighty-one percent (81%) of the face amount of the outstanding debentures held by plaintiffs and the debentures will be canceled pursuant to the procedures outlined in the agreement. The settlement is subject to, among other things, court approval. Upon effectiveness, the settlement of this action will be dismissed with prejudice and the parties will exchange releases.

Other lawsuits have been filed against the Company in connection with the Exchange offers. The Company is pursuing discussions with the remaining plaintiffs in litigation relating to the Exchange offers with a view to settling the ongoing litigation but there is no assurance that a settlement will be reached.

 3.  TAX CERTIFICATES AND OTHER INVESTMENT SECURITIES

A comparison of the book value, gross unrealized appreciation, gross unrealized depreciation and approximate market value of tax certificates and other investment securities is as follows (in thousands):

                                                       1992
                                                       ----
                                           Gross         Gross     Approximate
                               Book    Unrealized     Unrealized      Market
                              Value   Appreciation   Depreciation     Value
                             ------   ------------   ------------  -----------

      Tax certificates-net   $ 120,295         -              -        120,295
      Asset-backed securities      129         -              -            129
      Treasury bills             3,514         -              -          3,514
      Repurchase agreements        725         -              -            725
      Certificate of deposits      220         -              -            220
      Other securities             164         -              -            164
                              --------      -------       -------      -------
        Total tax certificates
        and other investment
        securities           $ 125,047         -              -        125,047
                             =========      =======       =======      =======

Included in tax certificates and other investment securities at December 31, 1993 was approximately $3,304,000, $16,881,000 and $459,000 of U.S. Treasury
Bills, commercial paper and other investments, respectively. Market value at December 31, 1993 approximates book value.

See note 2 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

4.  LOANS RECEIVABLE - NET

Loans receivable, net consist of the following (in thousands):

                                                         1993            1992
                                                       -------         -------
 Real estate loans:
  Conventional mortgages                                   -         $ 147,654
  Conventional mortgages available for sale                -             7,641
  Construction and development                             -            12,961
  FHA and VA insured                                       -             9,854
  Commercial                                            13,161         170,257
Other loans:
  Second Mortgages                                         -            72,508
  Commercial (non-real estate)                             -            33,071
  Deposit overdrafts                                       -               356
  Installment loans held by individuals                    -           140,553

                                                      --------        --------
                                                        13,161         594,855


Deduct:
  Undisbursed portion of loans in process                  -             6,492
  Deferred loan fees, net                                  -                55
  Unearned discounts on purchased loans                    -                29
  Unearned discounts on installment loans                  -             1,704
  Deferred profit related to real estate sales           3,982           4,052
  Allowance for loan losses                                -            16,500
                                                       -------         -------
Loans receivable - net                               $   9,179         566,023
                                                       =======         =======

Included in loans receivable, net at December 31, 1993 and 1992 was approximately $8,083,000 and $8,252,000, respectively, of loans due from affiliates.

Activity in the allowance for loan losses is (in thousands):

                                                     For the Years Ended
                                                         December 31,
                                                ------------------------------


                                                       1992             1991
                                                      ------           ------
Balance, beginning of period                      $   13,750      $   15,741
Charge-offs:
  Commercial loans                                      (776)         (1,694)
  Installment loans                                  (10,430)        (18,903)
Real estate mortgages                                 (1,473)           (259)
                                                   ----------        --------
                                                     (12,679)        (20,856)
                                                   ----------        --------

Recoveries:
  Commercial loans                                       175             191
  Installment loan                                     8,584           1,035
  Real estate mortgages                                   20              99
                                                   ----------        ---------
                                                       8,779           1,325
                                                   ----------        ---------
Net charge-offs                                       (3,900)        (19,531)
Additions charged to operations                        6,650          17,540
                                                   ----------        ---------
Balance, end of period                            $   16,500      $   13,750
                                                   ==========        =========

Average outstanding loans during the period       $  662,809      $  891,385
                                                   ==========        =========

Ratio of net charge-offs to average
  outstanding loans                                      .59%           2.19%
                                                   ==========        =========

See note 3 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

5.  MORTGAGE-BACKED SECURITIES

See note 4 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

6. ACCRUED INTEREST RECEIVABLE

Accrued interest relates to the following (in thousands):


                                                     1993            1992
                                                   ------          ------
Loans receivable                                  $   -         $   4,166
Tax certificates and other
 investment securities                                 8           14,370
Mortgage-backed securities                             -            3,660
                                                   -------        -------
                                                   $   8         $ 22,196
                                                   =======       ========
See note 5 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

7.  NON-PERFORMING ASSETS AND RESTRUCTURED LOANS

See note 6 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

8.  REAL ESTATE ACQUIRED IN DEBENTURE EXCHANGE

Real estate acquired in debenture exchange consists of the following (in thousands):

                                                        December 31
                                                 ---------------------------
                                 Estimated Lives     1993              1992
                                 ---------------   --------           -------
Land                                      -      $    3,912            4,074
Buildings and improvements      14 to 31.5 years     29,509           31,126
                                                   --------          -------
                                                     33,421           35,200
Less:
 Accumulated depreciation                             5,295            3,942
 Deferred profit                                      7,957            7,957
 Allowance for real estate owned (a)                  1,854            2,971
                                                   --------          -------
                                                     15,106           14,870
                                                   --------          -------
                                                 $   18,315           20,330
                                                   ========          =======

(a) The Company provided an allowance for three properties' net carrying value in 1992 and 1991 of $2,971,000 and $2,882,000, respectively, based on estimated sales price. During 1993 the allowance declined because one of the three properties was deeded back to the lender.

In connection to the property deeded back to the lender the following 1993 non-cash items were removed from the financial statements:

            Land                                 $     162
            Building                                 2,200
            Less:  accumulated depreciation            281
                                                     -----
                                                     2,081
            Less:  prior years write-down
                    of real estate                   1,117
                                                     -----
                                                       964
            Mortgage payables eliminated               954
            Accrued interest payable eliminated         10
                                                     -----
                                                       -
                                                     =====

Condensed operations and significant cash flows for real estate acquired in the debenture Exchange is as follows for the year ended December 31, 1993, 1992 and 1991 (in thousands) (a):

                                        1993            1992            1991
                                      --------        --------         -------
Operating Information:
- ----------------------
Revenues:
  Property operations                 $ 6,805           9,724           9,257
  Net gain (loss) on sales and
    dispositions                          -             2,935           2,643
  Deferred (gain) loss on sales
    and dispositions                      -            (2,935)         (2,643)
                                      --------        --------         -------
  Net revenues                          6,805           9,724           9,257
                                      --------        --------         -------

Cost and expenses:
  Mortgage interest                     2,514           3,524           3,319
  Depreciation                          1,633           2,239           2,003
  Property operating expenses           3,483           4,250           3,790
  Write-down of real estate              -                 89           2,882
                                      --------        --------         -------
  Total costs and expenses              7,630          10,102          11,994
                                      --------        --------         -------
  Excess (deficit) of revenues
    over expenses                        (825)           (378)         (2,737)
                                      ========        ========         =======


Cash Flow Information:
Operating activities:
  Excess (deficit) of revenues
   over expenses                      $  (825)           (378)         (2,737)
  Depreciation                          1,633           2,239           2,003
  Write down of real estate               -                89           2,882
                                      -------         -------          ------
    Cash provided by
     operating activities                 808           1,950           2,148
                                      -------         -------          ------
Investing activities:
  Proceeds from sales of
   real estate (b)                        -              5,563          7,598
  Property improvements                  (582)            (606)        (1,094)
                                      -------         --------         ------
    Net cash provided by
     investing activities                (582)           4,957          6,504
                                      -------         --------         ------
Total cash provided                   $   226            6,907          8,652
                                      =======         ========         ======

(a) Operating and cash flow information does not include interest expense for the debentures issued in connection with the acquisition of this real estate. Mortgage interest is included with "Interest Other", interest on loans receivable is included with "Interest and fees on loans" and interest on other investments is included with "Interest and dividends on tax certificates and other investment securities" in the accompanying statements of consolidated operations. See also note 2 for additional information on the debenture Exchange and sale of properties.

(b) In connection with the 1992 sales of two properties acquired in the 1991 Exchange, BFC has agreed to limit disposition of proceeds from the sales pending resolution of certain litigation. (Approximately $3.5 million.) (See also note 2.)

9.  OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment consist of the following (in thousands):

                                                        December 31,
                                                        ------------
                               Estimated Lives        1993        1992
                               ---------------       ------      ------
Land                                 -              $   -         9,838
Buildings and improvements      30 to 50 years          -        35,158
Furniture and equipment          5 to 10 years        1,259      14,071
                                                     ------      ------
Total                                                 1,259      59,067
Less accumulated depreciation                         1,231      23,035
                                                     ------      ------
Office properties and equipment-net                 $    28      36,032
                                                     ======      ======
See note 7 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

10. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

See note 20 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

11. Other Assets

A detail of other assets at December 31, 1993 and 1992 follows (in thousands):

                                                       1993             1992
                                                       ----             ----
Other intangible assets, net:
  Excess of fair value of pension plan assets
   over projected benefit obligation              $     -              1,048
  Loan servicing fees                                   -                -
  Purchased servicing rights, net of
   amortization                                         -              7,282
Repossessed collateral on consumer loans                -                461
Receivable from insurance carrier                       -              6,485
Other                                                 2,807            6,280
                                                     ------           ------

                                                  $   2,807           21,556
                                                     ======           ======

12. DEPOSITS

Deposits at December 31, 1992 are as follows (in thousands):

                                          Weighted
                                       Average Rate at              1992
                                                                    ----
                                      December 31, 1992      Amount    Percent
                                      -----------------      ------    -------
     Interest-free checking                 -              $  52,426     4.73%
     Insured money fund savings            3.07%             330,255    29.80%
     NOW accounts                          1.61%             143,580    12.96%
     Savings accounts                      2.06%             130,379    11.77%
                                                             -------    ------
     Total non-certificate accounts        2.30%             656,640    59.26%
                                                             -------    ------
     Certificate accounts:
        0.00% to  3.00%                     -                 72,657     6.56%
        3.01% to  4.00%                     -                164,378    14.83%
        4.01% to  5.00%                     -                 87,327     7.89%
        5.01% to  6.00%                     -                 47,015     4.24%
        6.01% to  7.00%                     -                 35,939     3.24%
        7.01% and greater                   -                 44,012     3.97%
                                                             -------    ------
     Total certificate accounts            4.46%             451,328    40.73%
                                                             -------    ------

     Total deposit accounts                                1,107,968    99.99%
                                                           ---------    ------
     Interest earned not credited to
        deposit accounts                                         147      .01%
                                                           ---------    ------
     Total                                 3.18%         $ 1,108,115   100.00%
                                                           =========   =======


Interest expense by deposit category is (in thousands):

                                                         For the Years Ended
                                                            December 31,
                                                       ----------------------
                                                       1992             1991
                                                       ----             ----
     Money fund savings and NOW
       accounts                                   $  14,028           24,861
     Savings accounts                                 3,298            5,101
     Certificate accounts                            30,319           53,842
     Less early withdrawal penalty                     (252)            (577)
                                                     ------           ------
       Total                                      $  47,393           83,227
                                                     ======           ======

See note 8 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

13. ADVANCES FROM FEDERAL HOME LOAN BANK

See note 9 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

14.  SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

See note 10 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

15. CAPITAL NOTES AND OTHER SUBORDINATED DEBENTURES, COMMON STOCK WARRANTS, AND COMMON STOCK OPTIONS AT BANKATLANTIC

See note 11 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

16.  INTEREST RATE SWAPS

In March 1991, a $35.0 million interest rate swap expired. This agreement called for fixed rate interest payments by BankAtlantic of 12.00% in exchange for variable rate payments based on the corporate bond equivalent of the three month U.S. Treasury Bill rate. The net interest expense relating to interest rate swaps was approximately $450,000 for the year ended December 31, 1991 ($406,000 reflected in consolidation after purchase accounting adjustments). The impact related to these agreements on the Company's results of operations, after purchase adjustments, income taxes and minority interests, is insignificant. (See note 2.) BankAtlantic was exposed to credit loss in the event of nonperformance by the other party to the agreements, however no performance by the counterparty was required during the term of the agreement.

See note 12 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

17.  MORTGAGES PAYABLE AND OTHER BORROWINGS

Mortgages payable and other borrowings at December 31, 1993 and 1992 are summarized as follows (in thousands):

                                       Approximate
Type of Debt              Maturity     Interest Rate         1993       1992
- ------------              --------     -------------         ----       ----
Related to mortgage                     6% - Prime
  receivables            1994-2010        plus 1%         $  5,105     5,335
Related to real estate   1994-2003      7.75%- Prime
                                          plus 1.5%         24,312    25,814
Other borrowings           1994           Prime
                                          plus 1%              950     1,019
                                                            ------    ------
                                                          $ 30,367    32,168
                                                           =======    ======

All mortgage payables and other borrowings above are from unaffiliated parties. Included in 1993 and 1992 amounts related to other borrowings is approximately $950,000 and $1,019,000, respectively due to financial institutions. At December 31, 1993, $3,266,000 included above in related to real estate was in default. The Company and the lender have agreed to an extension but the terms and documentation have not yet been finalized. At December 31, 1993, $950,000 included above in other borrowings is in default. The lender has exercised the acceleration provision in the note and the Company is attempting to negotiate an extension.

At December 31, 1993 the aggregate principal amount of the above indebtedness maturing in each of the next five years is approximately as follows (in thousands):
                                      Years ended
                                      December 31,           Amount
                                      ------------           ------
                                          1994              $ 5,598
                                          1995                4,524
                                          1996               10,175
                                          1997                4,065
                                          1998                  881
                                      Thereafter              5,124
                                                             ------
                                                            $30,367
                                                             ======

The above amounts relate entirely to the Company and its subsidiaries other than BankAtlantic. The majority of the Company's (not including BankAtlantic) marketable securities, mortgage receivables and real estate acquired in the 1989 and 1991 debenture Exchange are as to real estate and marketable securities, encumbered by, or, as to mortgages receivable, subordinate to mortgages payable and other debt. (See also note 28.)

In June 1991, BFC's $6.4 million credit line and unsecured $1.0 million line of credit were consolidated, restated and amended into a promissory note in the original principal amount of $5.0 million. Security for the $5.0 million note included 2,370,846 shares of BankAtlantic owned by BFC, deeds of trust on three properties and an assignment of a mortgage receivable. In October 1992, the above promissory note was satisfied and the collateral released.

18. INCOME TAXES

BFC adopted FAS 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes was a charge aggregating approximately $501,000.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and tax liabilities at December 31, 1993 were (in thousands):

     Deferred tax assets:
       Real estate, net                          $   1,898
       Mortgages payable                                 7
       Litigation accruals                           2,205
       Other liabilities                                12
       Net operating loss carryforwards              9,394
                                                     -----
     Total gross deferred tax assets                13,516
     Less:
       Valuation allowance                           9,073
                                                    ------
    Net deferred tax assets                          4,443

    Deferred tax liabilities:
       Investment in BankAtlantic                    3,269
       Exchange Debentures                           3,212
                                                    ------
     Total gross deferred tax liabilities            6,481
                                                    ------
     Deferred income taxes at December 31, 1993      2,038
     Deferred income taxes at January 1, 1993        2,038
                                                    ------
     Deferred income tax expense for 1993        $     -
                                                    ======

The provision for income tax expense (benefit) consists of the following (in thousands):

                                              For the Years Ended
                                                   December 31,
                                      --------------------------------------
                                      1993            1992              1991
                                      ----            ----              ----
     Current:
       Federal                    $    -             6,469              (396)
       State                           -               201               -
                                     -----           -----             -----
                                  $    -             6,670             (396)
                                     -----           -----             -----

     Deferred :
       Federal                         -             1,792            (4,480)
       State                           -               (17)              -
                                     -----           -----             -----
                                       -             1,775            (4,480)
                                     -----           -----             -----
     Utilization
      of net operating
      loss carryforward (1):
       Federal                         -              (389)              -
       State                           -             1,145               -
                                     -----           -----             -----
                                       -               756               -
                                     -----           -----             -----

     Total                        $    -             9,201            (4,876)
                                     =====           =====            ======

(1)  Represents extraordinary item, before minority interest of $208,000.

A reconciliation from the statutory federal income tax rates of 35% in 1993, and 34% in 1992 and 1991 to the effective tax rate is as follows (in thousands):


                                                                     Year Ended December 31,
                                                          -------------------------------------------------
                                                            1993 (2)           1992 (1)           1991 (1)
                                                         ------------       ------------        -----------
                                                       Amount   Percent    Amount   Percent    Amount   Percent
                                                       ------   -------    ------   -------    ------   -------
Expected tax expense (benefit) (1)                  $ (4,223)    (35.0)      5,159      34.0    (8,691)   (34.0)
Provision for state taxes
 net of federal benefit                                  -         -           877       5.8       -        -
Purchase accounting                                      462       3.8         274       1.8       243       .9
Taxes related to subsidiaries
 not consolidated for income
 tax purposes                                             -        -           894       5.9      (436)    (1.7)
Tax exempt interest and
 dividend received deduction                              -        -          (115)      (.8)      (58)     (.2)
Tax benefit not recognized                             3,678      30.5       2,549      16.8     4,120     16.1
Other, net                                                83        .7        (437)     (2.9)      (54)     (.2)
                                                        ----      ----       -----      ----      -----     ----

                                                     $   -         -         9,201      60.6    (4,876)   (19.1)
                                                        ====      ====       =====      ====     =====     ====

(1) Expected tax is computed based upon earnings (loss) before minority interest in BankAtlantic and extraordinary items.

(2) Expected tax is computed based upon the Company's loss before equity in earnings of BankAtlantic.

At December 31, 1993, the Company had estimated state net operating loss carry forwards for state income tax purposes of approximately $21,935,000 of which $793,000 expires in 2002, $3,240,000 expires in 2003, $586,000 expires in 2004
$2,757,000 expires in 2005, $2,001,000 expires in 2006, $4,235,000  expires in
2007 and $8,323,000 expires in 2008. The Company also has a net operating loss carry forward for federal income tax purposes of approximately $26,839,000 of which $237,000 expires in 2003, $1,089,000 expires in 2004,
$5,237,000 expires in 2005, $4,743,000 expires in 2006, $7,181,000 expires in
2007 and $8,323,000 expires in 2008. BankAtlantic is not included in the Company's consolidated tax return.

The Company made income tax payments of $1,900 and $3,600 during the years ended December 31, 1993 and 1992, respectively.

See note 13 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.


19. STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the authority to divide the authorized preferred stock into series or classes having the relative rights, preferences and limitations as may be determined by the Board of Directors without the prior approval of shareholders. The Board of Directors has the power to issue this preferred stock on terms which would create a preference over the Company's common stock with respect to dividends, liquidation and voting rights. No further vote of security holders would be required prior to the issuance of the shares.

The Company's Articles of Incorporation authorize the Company to issue 20,000,000 shares of Special Class A Common Stock, par value $.01 per share. To the extent permitted by law, the Special Class A Common Stock may be issued in one or more series as determined from time to time by the Board of Directors and having the relative rights and preferences determined by the Board of Directors which are set forth in the Articles of Incorporation. However, in no event will the voting rights of shares of Special Class A Common Stock equal or exceed the voting rights of the Company's present Common Stock. At such time as the Board of Directors authorizes the issuance of the newly created Special Class A Common Stock the Company's presently outstanding Common Stock will be automatically redesignated Class B Common Stock and holders thereof shall have the right at any time to convert their shares to shares of the Special Class A Common Stock on a one-for-one basis at the holder's sole election.

20. EARNINGS ON REAL ESTATE OPERATIONS

Following are the components of earnings on real estate operations for each of the years in the three year period ending December 31, 1993 (in thousands)
(a):

                                            1993       1992       1991
                                           ------     ------     ------
Deferred profit recognized               $    70         67         63
Operations of properties acquired in
 debenture Exchange (see note 8)           1,577      3,133      3,321
                                          ------     ------     ------
                                         $ 1,647      3,200      3,384
                                          ======     ======     ======

(a) The above amounts relate entirely to the company and its subsidiaries other than BankAtlantic.

21.  OTHER NON-INTEREST INCOME

Included in other non-interest income is approximately $5.0 million, and $5.2 million of checking account fees for the years ended December 31, 1992, and 1991, respectively, and a $415,000 recovery of prior periods reconciliation differences was also included in other non-interest income for December 31, 1991. Also, included in other non-interest income for the years ended December 31, 1993, 1992, and 1991,is approximately $69,000, $69,000, and
$273,000, respectively, of property management fees earned from services provided to affiliated public real estate partnerships.

22.  RELATED PARTY TRANSACTIONS

(a) Related party transactions arise from transactions with affiliated entities. In addition to transactions described in notes 2, 4 and 10, a summary of significant originating related party transactions is as follows (in thousands):
                                              Year Ended December 31,
                                             ------------------------
                                            1993       1992      1991
                                           ------     ------    ------
 Property management fee revenue         $    69         69       273
                                           =====     ======    ======

 Reimbursement revenue for
  administrative, accounting
  and legal services                     $   114        143       339
                                          ======     ======    ======

(b) The Company has a 49.5% interest and affiliates and third parties have a 50.5% interest in a limited partnership formed in 1979, for which the Company's Chairman serves as the individual General Partner. The partnership's primary asset is real estate subject to net lease agreements. The Company's cost for this investment (approximately $441,000) and was written off in 1990 due to the bankruptcy of the entity leasing the real estate. Any recovery will be recognized in income when received.

(c)      The Company had amounts due from affiliates as follows (in thousands):

                                                             December 31,
                                                            --------------
              Description                               1993        1992
              -----------                               ----        ----

        8.5% wraparound mortgage note, due in
        monthly installments until maturity
        in December 1998, when a balloon
        payment of $153,174 is due                  $   -          187

        Other receivables, due primarily
        from affiliated partnerships
        collected in the subsequent quarter             129        235
                                                       ----        ----

                                                    $   129         422
                                                       ====        ====

(d) Alan B. Levan, President and Chairman of the Board of the Company also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic

(e) John E. Abdo, a director of the Company also serves as Vice Chairman of the Board of Directors of BankAtlantic and President of BankAtlantic
Development Corporation a wholly owned subsidiary of BankAtlantic.

(f) In May 1986, the Company issued 895 shares of stock to an officer. The aggregate price, which was at the then market value of $19.00 per share, was approximately $17,000 and payment for the shares is in the form of a non-interest bearing note that matures in May 1996 and is secured by collateral other than the stock issued.

(g) Florida Partners Corporation acquired 100,000 of the 850,000 shares of the common stock sold by the Company in February 1987 and, in June 1990, acquired in a privately negotiated transaction, an additional 33,314 shares of the Company's common stock. Alan B. Levan is the principal shareholder and Chairman of the Board of Florida Partners Corporation. Other members of the Company's Board of Directors also hold positions with Florida Partners Corporation.

23.  EMPLOYEE BENEFIT PLANS

The Company's 1983 Stock Incentive Plan provided for the grant of stock options to purchase up to 125,000 shares of the Company's common stock to various employees of the Company and its subsidiaries upon terms and conditions (including price, exercise date and number of shares) determined by a committee appointed by the Board of Directors to administer the plan. The exercise price of $12.00 per share was equal to or greater than the market price as of the date of grant. Such options generally become exercisable over an approximate four year period. The plan expired in 1992 and the 28,211 options outstanding at the end of 1991 were canceled.

On November 19, 1993, BFC Financial Corporation's stockholders approved a Stock Option Plan under which options to purchase up to 250,000 shares of common stock may be granted. The plan provided for the grant of both incentive stock options and non-qualifying options. The exercise price of an incentive stock option will not be less than the fair market value of the common stock on the date of the grant. The exercise price of non-qualifying options will be determined by a committee of the Board of Directors. On November 22, 1993, in accordance with the terms of the Stock Option Plan, non-qualifying stock options for 10,000 shares of common stock were granted to non-employee directors. The options were issued at $4.50 per share, the fair market value at the date of grant.

The Company has an employee's profit-sharing plan which provides for contributions to a fund, to be held in trust by a corporate fiduciary, of a sum as defined, but not to exceed the amount permitted under the Internal Revenue Service Code as deductible expense. The provision charged to operations was approximately $5,000 for each of the years ended December 31, 1993, 1992 and 1991. Contributions are funded on a current basis.

24.  PENSION PLAN OF BANKATLANTIC

See note 14 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

25.  LITIGATION

The following is a description of certain lawsuits to which the Company is a party.

Timothy J. Chelling vs. BFC Financial Corporation, Alan B. Levan, I.R.E. Advisors Series 21, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida Case No. 89-1850-Civ Nesbitt. John D. Purcell and Debra A. Purcell vs. BFC Financial Corporation, Alan B. Levan, Scott Kranz, Frank Grieco, I.R.E. Advisors Series 23, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida, Case No. 89-1284- Civ-Ryskamp. William A. Smith and Else M. Smith vs. BFC Financial Corporation, Alan B. Levan and I.R.E. Advisors Series 24, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida, Case No. 89-1605- Civ-Marcus.

These actions were filed by the plaintiffs as class actions during September 1989, June 1989 and August 1989, respectively. The actions arose out of an Exchange Offer made by the Company to the limited partners of I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23, and I.R.E. Real Estate Fund, Ltd. - Series 24. The plaintiffs, who were limited partners of the above named partnerships who did not consent to the Exchange Offer, brought this action purportedly on behalf of all limited partners that did not consent to the Exchange Offer. The Exchange Offer was made through the solicitation of consents pursuant to a Proxy Statement/Prospectus dated February 14, 1989 and was approved by the holders of a majority of the limited partnership interests of each of the Partnerships in March 1989. Messrs. Levan, Grieco and Kranz served as individual general partners of each of the Partnerships, and Mr. Levan is the President and a director of the Company.

The plaintiffs alleged that the Proxy Statement/Prospectus contained material misstatements and omissions, that defendants violated the federal securities laws in connection with the offer and Exchange, that the Exchange breached the respective Limited Partners Agreement and that the defendants violated the Florida Limited Partnership statute in effectuating the Exchange. The complaint also alleged that the defendant general partners violated their fiduciary duties to the plaintiffs.

In a memorandum opinion and order dated December 17, 1991, the Court granted the defendant's motion for summary judgement and denied the plaintiff's motion for summary judgement, ruling that the Exchange did not violate the partnership agreements or the Florida partnership statute. In July 1992, the Court granted summary judgment in favor of the defendants and dismissed the plaintiffs' claims for breach of fiduciary duty.

Subsequently, the court entered summary judgment in favor of the defendants on all claims of misrepresentations or omissions except with respect to the statement in the Proxy Statement/Prospectus to the effect that BFC, Alan Levan and the Managing General Partners believed the Exchange transaction was fair. The case on that issue was tried in December 1992, and the jury returned a verdict in the amount of $8 million but extinguished approximately $16 million of debentures held by the plaintiffs. BFC Financial Corporation would record a pre-tax gain of approximately $6 million from the reduction in its debt resulting from the verdict, but it nonetheless believes that the verdict was not supported by the evidence at trial. Based on the verdict, BFC Financial Corporation would record a pre-tax gain of approximately $6 million from the extinguishment of the $16 million of outstanding debt. No amounts have been reflected in the financial statements because the judgement amount was less that the Company's carrying amount of the debentures and related accrued interest and because the Company intends to appeal the verdict.

The court denied plaintiffs' motion for prejudgment interest as to Series 21 and Series 23 and awarded prejudgment interest to plaintiffs in Series 24 to be calculated to run from March 31, 1989 through December 18, 1992, the date of entry of final judgment, at the rate of 3.54%. The plaintiffs appealed the court's denial for prejudgment interest in Series 21 and Series 23.

The Company also appealed the judgment as well as the court's denial of various post-trial motions filed by the Company. Pursuant to the request of the Eleventh Circuit Court of Appeals, the parties submitted briefs regarding the issue of whether the Eleventh Circuit has jurisdiction to hear the appeal. In February 1994, the Eleventh Circuit Court dismissed the appeal for lack of jurisdiction.

In September 1993, the court granted the Company's motion to stay of the execution of the final judgment pending appeal and to allow alternative form of security. In December 1993, the Company filed with the district court a motion to correct the judgment to reflect the cancellation of the outstanding debentures, which motion is still pending.

Arthur Arrighi, et al. vs. KPMG Peat Marwick, BFC Financial Corporation; Alan
B. Levan; Frank V. Grieco; Glen Gilbert; Al DiBenedetto; BankAtlantic, A Federal Savings Bank; Georgeson & Company, Inc.,; First Equity Corporation of Florida; I.R.E. Advisors Series 25, Corp.; I.R.E. Advisors Series 27, Corp.; I.R.E. Income Advisors, Corp.; and National Realty Consultants, in the United States District Court for the District of New Jersey, Case No. 92-1206-CDR. This case was filed on March 20, 1992 by more than 2,000 former limited partners in Series 25, Series 27 and Income Fund. The complaint alleged that BFC and certain other defendants developed a fraudulent scheme commencing in 1972 to sell the plaintiffs limited partnership units with the undisclosed goal of later taking over the assets of the partnerships in exchange for securities in a new entity in which the defendant Alan B. Levan would be a major shareholder. The complaint further alleged that the defendants made material misrepresentations and omissions in connection with the sale of the original limited partnership units in the 1980s and in connection with the 1991 Exchange, and fraudulently tallied the votes in connection with the 1991 Exchange and Solicitation of Consents described above.

On March 2, 1994, the parties entered into an agreement to settle this action pursuant to which BFC will pay approximately eighty-one percent (81%) of the face amount of the outstanding debentures held by plaintiffs and the debentures will be canceled pursuant to the procedures outlined in the agreement. The settlement is subject to, among other things, court approval. Upon effectiveness, the settlement of this action will be dismissed with prejudice and the parties will exchange releases. Settlement of this matter will result in a gain to BFC for financial statement purposes.

Marjory Meador, Shirley B. Daniels, Robert A. and Ruby L. Avans, and Dr. and Mrs. Czerny, individually and on behalf of all others similarly situated, Plaintiffs, vs. BFC Financial Corporation; BankAtlantic, A Federal Savings Bank; Alan B. Levan; I.R.E. Advisors Series 21, Corp.; I.R.E. Advisors Series 23, Corp.; I.R.E. Advisors Series 24, Corp.; I.R.E. Advisors Series 25, Corp.; I.R.E. Advisors Series 27, Corp.; I.R.E. Income Advisors Corp.; and First Equity Corporation of Florida; Defendants, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Case No. 91-29892 (CA-17). This action was filed as a class action during October 1991 and is brought on behalf of all persons who were limited partners in (a) I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23, or I.R.E. Real Estate Fund, Ltd. -Series 24 on the effective date of the 1989 Exchange Transaction not otherwise included in the action by limited partners who voted against the Exchange; or (b) were limited partners in I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 27 or I.R.E. Real Estate Income Fund, Ltd. on the effective dates of the 1991 Exchange Transactions. The action alleges breach of the limited partnership agreements, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty by BFC Financial Corporation and BankAtlantic, and negligent misrepresentation by all defendants. The action seeks damages in an unstated amount, imposition of a constructive trust on the assets of the exchanging partnerships, attorney's fees, costs and such other relief as the courts may deem appropriate. Plaintiffs have voluntarily dismissed all claims which arose out of or related to the 1991 Exchange.

Shirley B. Daniels, Robert S. and Ruby L. Avans, and Dr. and Mrs. Czerny, individually and on behalf of all others similarly situated, Plaintiffs, vs. BFC Financial Corporation; BankAtlantic, A Federal Savings Bank; Alan B. Levan; I.R.E. Advisors Series 25, Corp.; I.R.E. Advisors Series 27, Corp.; I.R.E. Income Advisors Corp.; First Equity Corporation of Florida, Defendants, in the United States District Court for the Southern District of Florida, Fort Lauderdale Division, Case No. 92-6588-Civ-King. On January 18, 1991, BFC issued a prospectus and solicitation of consents in which it offered to exchange up to $17 million in subordinated unsecured debentures for all of the assets and liabilities of I.R.E. Real Estate Fund, Ltd.- ("Series 25"), I.R.E. Real Estate Fund, Ltd.- ("Series 27"), I.R.E. Real Estate ("Income Fund") and I.R.E. Pension Investors, Ltd the ("1991 Exchange"). The 1991 Exchange was approved by a majority of the limited partners in all of the partnerships except I.R.E. Pension Investors, Ltd. The Exchange subsequently was effectuated without I.R.E. Pension Investors, Ltd.

In December 1992, plaintiffs filed an amended complaint, the result of which is to enlarge the class to all limited partners in the 1991 Exchange. Plaintiffs allege that the defendants orchestrated the Exchange for their own benefit and caused the issuance of the Exchange Offer and Solicitation of Consents, which contained materially misleading statements and omissions. The complaint contains counts against BFC for violations of the Securities Act and the Exchange Act.

Plaintiffs also allege that Alan Levan and the managing general partners breached the limited partnership agreements, breached fiduciary duties and that BFC and BankAtlantic aided and abetted these alleged breach of fiduciary duties, that Alan Levan, the managing general partners, BFC and BankAtlantic committed fraud in connection with the 1991 Exchange and made certain negligent misrepresentations to the plaintiffs. The complaint seeks damages and prejudgment interest in an unspecified amount, attorneys' fees and costs. The defendants have filed an answer and affirmative defenses to the amended complaint.

On March 2, 1994, the parties entered into an agreement to settle this action pursuant to which BFC will pay approximately eighty-one percent (81%) of the face amount of the outstanding debentures held by plaintiffs and the debentures will be canceled pursuant to the procedures outlined in the agreement. The settlement is subject to, among other things, court approval. Upon effectiveness, the settlement of this action will be dismissed with prejudice and the parties will exchange releases. Settlement of this matter will result in a gain to BFC for financial statement purposes.

Cheryl and Wayne Hubbell, et al., vs. I.R.E. Advisors Series 26, Corp. et al., in the California Superior Court in Los Angeles, California, Case No. BC049913. This action was filed as a class action during March 1992 on behalf of all purchasers of I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 26, I.R.E. Real Estate Fund, Ltd. - Series 27, I.R.E. Real Estate Growth Fund, Ltd. - Series 28 and I.R.E. Real Estate Income Fund, Ltd. against the managing and individual general partners of the above
named partnerships and the officers and directors of those entities.   The
plaintiffs allege that the offering materials distributed in connection with the promotions of these limited partnerships contained misrepresentations of material fact and that the defendants misrepresented and concealed material facts from the plaintiffs during the time the partnerships were in existence. The complaint asserts two causes of action for fraud, one of which is based on a claim for intentional misrepresentation and concealment and one of which is based on a claim of negligent misrepresentation. The complaint also contains a claim for breach of fiduciary duty. The complaint seeks unspecified compensatory and punitive damages, attorneys' fees and costs. Plaintiffs filed an amended complaint, which the Court dismissed in February 1993 pursuant to a motion to dismiss filed by the Defendants. Plaintiffs thereafter filed a second amended complaint in February 1993. which was also dismissed. Plaintiffs filed a third amended complaint which defendants answered in April 1993. Management intends to vigorously defend this action.

Martha Hess, et. al., on behalf of themselves and all others similarly situated, v. Gordon, Boula, Financial Concepts, Ltd., KFB Securities, Inc., et al. In the Circuit Court of Cook County, Illinois. On or about May 20, 1988, an individual investor filed the above referenced action against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including two partnerships that the Company acquired the assets and liabilities of in the 1991 Exchange transaction, (the "predecessor partnerships") interests in which were sold by the individual and corporate defendants.

Plaintiff alleged that the sale of limited partnership interests in the predecessor partnerships (among other affiliated and unaffiliated partnerships) by persons and corporations not registered as securities brokers under the Illinois Securities Act constitutes a violation of such Act, and that the Plaintiff, and all others who purchased securities through the individual or corporate defendants, should be permitted to rescind their purchases and recover their principal plus 10% interest per year, less any amounts received. The predecessor partnerships' securities were properly registered in Illinois and the basis of the action relates solely to the alleged failure of the Broker Dealer to be properly registered.

In November 1988, Plaintiff's class action claims were dismissed by the Court. Amended complaints, including additional named plaintiffs, were filed subsequent to the dismissal of the class action claims. Motions to dismiss were filed on behalf of the predecessor partnerships and the other co-defendants. In December 1989, the Court ordered that the predecessor partnerships and the other co-defendants rescind sales of any plaintiff that brought suit within three years of the date of sale. Under the Court's order of December 1989, one of the predecessor partnerships rescinded sales of $41,500 of units.

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that brought suit within 3.6 years and potentially 4 years from the date of sale may be entitled to rescission. The Company and the other co-defendants sought leave to appeal before the Illinois Supreme Court and on October 6, 1993, the leave to appeal was denied. Plaintiff's claims are now pending in Circuit Court. Plaintiffs have indicated that they will file amended complaints against the predecessor partnerships and other co-
defendants.   The amended complaints will include both individual and class claims. The individual and corporate defendants sold a total of $1,890,500 of limited partnership interests in the predecessor partnerships. Limited partners holding approximately $1,042,800 of limited partnership interests have filed an action for recision. Under the appellate decision, if recision was made to all limited partners that filed an action, refunds, at March 31, 1993, (including interest payments thereon) would amount to approximately $1,800,000. A provision for such amount has been made in the accompanying financial statements.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In January, 1982, an individual filed suit against a subsidiary of the Company, Eden United, Inc. ("Eden"), seeking return of an earnest money deposit held by an escrow agent and liquidated damages in the amount of $85,000 as a result of the failure to close the purchase and sale of an apartment complex in Indianapolis, Indiana. Eden was to have purchased the apartment complex from a third party and then immediately resell it to plaintiff. The third party was named as a co-defendant and such third party has also filed a cross claim against Eden, seeking to recover the earnest money deposit. In September 1983, Plaintiff filed an amended complaint, naming additional subsidiaries of the Company and certain officers of the Company as additional defendants. The amended complaint sought unspecified damages based upon alleged fraud and interference with contract. In interrogatory answers served in September 1987, Plaintiff stated for the first time that he was seeking damages in the form of lost profits in the amount of approximately $6,350,000. The case went to trial during October 1988. On April 26, 1989, the Court entered a judgement against Eden, the Company and certain additional subsidiaries of the Company jointly and severally in the sum of $85,000 for liquidated damages with interest accruing at 8% per annum from September 1, 1981, normal compensatory damages of $1.00, and punitive damages in the sum of $100,000. The judgement also rewards the Plaintiff the return of his $85,000 escrow deposit, and awards the third party $85,000 in damages plus interest accruing from September 14, 1981 against Eden. The Company has charged expense for the above amounts. Both Short and the Company appealed the judgement and in June 1991, the appellate court reversed the trial court's decision on the issue of compensatory damages, determined that Short may be entitled to an award of compensatory damages and remanded the case to the trial court to determine the amount of compensatory damages to be awarded. The Indiana Supreme Court denied review. A hearing on remand was held on February 3, 1993. On February 25, 1994, the court on remand awarded plaintiff a judgment in the amount of $85,000 for liquidated damages for breach of contract jointly and severally from the subsidiary, the Registrant and certain named affiliates, plus prejudgment interest of $52,108 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. Additionally, plaintiff was awarded a judgment against the defendants in the amount of $2,570,000 for tortious interference, plus prejudgment interest of $469,400 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. The Registrant which was advised of the courts decision on March 2, 1994 intends to appeal the trial court's order. A provision for the above is included in the accompanying financial statements.

Scott Kranz and Investment Management Group, Inc. vs. Alan B. Levan, BFC Financial Corporation, I.R.E. Investments, Inc., Frank V. Grieco, I.R.E. Advisors Series 23, Corp., I.R.E. Advisors Series 24, Corp., I.R.E. Advisors Series 25, Corp., I.R.E. Advisors Series 26, Corp., and I.R.E. Real Estate Institutional Corp., in the Eleventh Judicial Circuit in and for Dade County, Florida, Case No. 85-08751 (the "employment case"), Scott G. Kranz in the name of I.R.E. Realty Advisory Group, Inc., vs I.R.E. Realty Advisory Group, Inc. et al in the Eleventh Judicial Circuit in and for Dade County, Florida, Case No. 84-40012 (CA25) (the "appraisal case"). On March 5, 1985 Scott Kranz and Investment Management Group, Inc. filed suit seeking damages in excess of $1,800,000 and punitive damages of at least $10,000,000 plus costs.
Investment Management Group, Inc. ("IMG") is a real estate development corporation of which Scott Kranz is the President. Until his termination on August 1, 1984, Scott Kranz was associated with Registrant and/or various of its affiliates either individually or through IMG. The Complaint alleges that Alan B. Levan, acting on his own behalf and on behalf of Registrant and certain unnamed affiliates and in combination with one or more unnamed defendants wrongfully caused the termination of certain contractual relationships between the Company and Scott Kranz and IMG and of Scott Kranz as general partner of five publicly registered real estate limited partnerships.

On October 29, 1984, Scott G. Kranz, a 10% shareholder of I.R.E. Realty Advisory Group, Inc. ("RAG"), of which Registrant is a 50% shareholder, filed suit in the name of RAG seeking a declaration of the rights and liabilities of the parties in relation to a merger effective August 21, 1984 by and among Gables Advisors, Inc., I.R.E. Real Estate Funds, Inc. and RAG. Plaintiff seeks damages in the amount of the fair market value of his shares in RAG as of the day before the merger. He further claims punitive damages, attorneys fees and costs.

On January 30, 1985, plaintiff amended his complaint, to add claims of breach of statutory duty and willful failure to submit the merger transactions to a vote at a meeting of shareholders, in addition to a claim for punitive damages. On June 17, 1985, Plaintiff again amended his complaint adding a claim of constructive fraud. In March 1986, Plaintiff's motion for summary judgement was denied. On January 21, 1987, the Court ordered this action consolidated for trial with the action described immediately above.

Defendants denied Plaintiff's claims and filed a counterclaim. The defendants also filed a motion to strike all of Kranz's and IMG's pleadings in both cases and to enter a default judgement against Kranz and IMG for gross and continuing violations of discovery orders. By order dated June 26, 1990, the judge struck all of the pleadings filed by Kranz and IMG including both of their complaints and both of their answers to the Company's counterclaims. On February 12, 1991, the trial judge entered final judgement in favor of the individual defendants, Alan Levan and Frank Grieco, specifically reserving jurisdiction for further proceedings as to the corporate entities to enter final judgement against the plaintiffs on the complaint. Kranz and IMG appealed the judgement in favor of the individual defendants and the judgement was affirmed. The corporate defendants have filed a motion for entry of judgment against Kranz and IMG and requesting damages and attorney's fees.

Joseph Roma vs. I.R.E. Advisors Series 29, Corp., et al., in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No.
91CH2429. - This action was filed as a class action during March 1991.   The
action, brought on behalf of investors in I.R.E. Real Estate Fund, Ltd. - Series 29 ("Series 29"), alleged fraud and fraudulent inducement, breach of fiduciary duty, negligent misrepresentation and violations of the Blue Sky Laws by defendants relating to their promotion, marketing, control and management of Series 29, a public limited partnership. The action sought rescission of the investments, contracts and agreements relating to investments in Series 29, damages in an unstated amount and other relief as the court deemed appropriate. This action was dismissed by the court. Plaintiffs appealed such dismissal and in February 1994, the Appellate Court affirmed the dismissal as in favor of all defendants.

John F. Weaver, Trustee for the Bankruptcy Estate of Milton A. Turner vs. I.R.E. Real Estate Investments, Inc., in the United States Bankruptcy Court for the Eastern District of Tennessee, Case No. 3-89-01210. - On July 25, 1991, an action was filed by John Weaver alleging that the conveyance of Turner's equity of $1,642,001 under a wrap note to I.R.E. Real Estate Investments, Inc. (successor to I.R.E. Real Estate Fund, Ltd. - Series 23) in connection with the sale of property by Series 23 to Turner was a fraudulent conveyance, as defined, in that Turner conveyed an asset, namely the cancellation of a wrap note and wrap trust, without fair consideration while insolvent. The trial on the complaint to avoid fraudulent conveyance was heard before the Bankruptcy Court in May 1993. Judgment was entered in favor of BFC and the complaint was dismissed. No appeal was taken from the judgment and it is now final.

Alan B. Levan and BFC Financial Corporation v. Capital Cities/ABC, Inc. and William H. Wilson, in the United States District Court for the Southern District of Florida, Case No. 92-325-Civ-Atkins. On November 29, 1991, The ABC television program 20/20 broadcast a story about Alan B. Levan and BFC which purportedly depicted some securities transactions in which they were involved. The story contained numerous false and defamatory statements about the Company and Mr. Levan and, February 7, 1992, a defamation lawsuit was filed on behalf of the Company and Mr. Levan against Capital Cities/ABC, Inc. and William H. Wilson, the producer of the broadcast. In July 1993, a magistrate recommended that summary judgment be entered against Mr. Levan on their defamation claims. Objections to and an appeal from that recommendation were filed with the presiding judge. Such appeal remains pending.

On March 21, 1988, an action captioned Elliot Borkson, et al. vs. Alan Levan, Jack Abdo and BankAtlantic, Case No. 88-12063, was filed by a group of approximately 54 shareholders of BankAtlantic in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The complaint alleges that Messrs. Levan and Abdo breached their fiduciary duties as directors of BankAtlantic by disregarding the rights of minority shareholders under a certain option agreement between BFC and a third party dated April 9, 1986, by taking actions to depress the value of BankAtlantic's stock, by denying access to BankAtlantic's books and records and by allegedly wasting corporate assets. BankAtlantic is a nominal party to the proceeding. Plaintiffs seek punitive damages of $10.0 million, compensatory damages, attorneys' fees, costs and injunctive relief. Discovery is proceeding and the defendants are vigorously defending the action. No trial date has been set.

Counsel has obtained a letter from counsel for plaintiffs in which counsel for plaintiffs conclude that there is insufficient evidence to maintain the claim against the defendants. This matter has been set for jury trial during the two-week period commencing June 6, 1994.

Elliot Borkson, et al vs. BFC Financial Corporation. Circuit Court of the 11th Judicial Circuit in and for Dade County Florida. Case No. 88-11171 (CA 10). In March 1988, a group of approximately 54 shareholders of BankAtlantic filed a class action suit against Registrant alleging Registrant had breached its agreement, contained in an option agreement ("the Pearce Agreement") pursuant to which Registrant had purchased shares of BankAtlantic, to offer to acquire all of the remaining outstanding shares of BankAtlantic at a price equal to the greater of (i) $18 per share or (ii) an amount per share which, in the opinion of an investment banking firm of recognized national standing, is fair to the stockholders of BankAtlantic. Such obligation was subject to receipt of all required regulatory approvals and was relieved if there occurred a material adverse change in financial conditions affecting the savings and loan industry. Plaintiffs seek to recover compensatory damages arising from Registrant's alleged breach of contract, costs, interest and attorneys fees. In April 1988, BankAtlantic joined in a motion to stay the proceedings pending resolution of a similar action filed in Pennsylvania and transferred to the United States District Court for the Southern District of Florida. The stay with respect to the proceedings remains in effect.

Marvin E. Blum, et al vs. BFC Financial Corporation; Alan B. Levan and Jack Abdo. Case No. 88-6277, U.S. District Court for the Southern District of Florida. This litigation was commenced on February 11, 1988, by International Apparel Associates as a class action against BFC Financial Corporation and Alan Levan. Subsequently, the Borkson plaintiffs and their counsel were substituted for International Apparel, with Dr. Marvin Blum being designated as the class representative. Jack Abdo was also added as a party defendant. The plaintiff class was certified by the district court as "all persons, other than defendants, and their affiliates, officers, and members of their immediate family who owned shares of BankAtlantic common stock on February 6, 1988, or their successors in interest".

The Second Amended Complaint, upon which this action is presently based, asserts a claim for breach of contract and a claim for violation of Section 10(b) of the Securities Exchange Act of 1934. Plaintiffs allege that they, as minority shareholders of BankAtlantic, A Federal Savings Bank, are third party beneficiaries of an option agreement between BFC Financial Corporation and Dr. Pearce requiring BFC Financial Corporation to offer to purchase all their shares of BankAtlantic subject to certain conditions. Plaintiffs claim that none of the conditions set forth in the Pearce Agreement arose to excuse BFC Financial Corporation from offering to buy the shares; defendants claim that those conditions did in fact occur and that BFC Financial Corporation did not, therefore, have any obligation to offer to purchase the shares. Plaintiffs also allege that defendants made certain misrepresentations regarding their intentions to perform pursuant to the Pearce agreement, which defendants deny. Settlement negotiations, which had been progressing, have terminated. The plaintiffs have requested that this matter be rescheduled for trial. Pretrial conference has been conducted, however, no trial date has been set.

During 1989 and 1991, the Company exchanged subordinated debentures for the assets and liabilities of certain affiliated partnerships. While, to the Company's knowledge, no formal order of investigation is pending, the Securities and Exchange Commission ("SEC") has advised the Company that it is currently reviewing the transactions.

26.  COMMITMENTS AND CONTINGENCIES

See note 15 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

27.  QUARTERLY FINANCIAL INFORMATION (unaudited)

Following is quarterly financial information for the years ended 1993, 1992 and 1991 (in thousands, except per share data):

                                                             Quarter Ended
                                        --------------------------------------------------------------------------------
1993:                                      March 31,      June 30,      September 30,       December 31,        Total
                                           ---------      --------      -------------       ------------       ------

Interest income                           $     263            347             229                227            1,066
Interest expense                              2,146          2,209           2,234              2,474            9,063
Net interest income after
 provision for loan losses                   (1,883)        (1,862)         (2,005)            (2,247)          (7,997)
Income (loss) before cumulative effect
 of change in accounting for
 income taxes                                    32          1,095             793             (3,223)          (1,303)
Net (loss)                                     (469)         1,095             793             (3,223)          (1,804)
                                            =======        =======          ======              =====          =======

(Loss) per share before
 cumulative effect of change in
 accounting for income taxes (a)          $  (0.08)           0.53            0.36              (1.99)           (1.18)
Cumulative effect of change in
  accounting for income taxes                (0.29)            -               -                  -               (.29)
                                            -------        -------          ------              -----          -------
Net income (loss) per share               $  (0.37)           0.53            0.36              (1.99)           (1.47)
                                            =======        =======          ======              =====          =======

                                                                        Quarter Ended
                                        --------------------------------------------------------------------------------
1992:                                      March 31,      June 30,      September 30,       December 31,        Total
                                           ---------      --------      -------------       ------------        ------
Interest income                           $  31,177         30,161          29,871             27,104          118,313
Interest expense                             18,506         16,999          16,062             13,316           64,883
Provision (recovery)
 for loan losses                              3,603          4,079           2,796             (3,828)           6,650
Net interest income after
 provision for loan losses                    9,068          9,083          11,013             17,616           46,780
Gain on sale of investments,
 loans and mortgage-backed
 securities                                     177            287           1,677              7,094            9,235
Income (loss) before
 extraordinary item                          (1,277)        (1,461)           (212)             4,959            2,009
Net income (loss)                            (1,277)        (1,461)           (212)             5,507            2,557
                                             ======         ======           =====              =====            =====

Earnings (loss) per share before
 extraordinary item                       $    (.85)          (.96)           (.23)              2.82              .78
Extraordinary item                               -              -               -                 .32              .32
                                             ------          -----           -----               ----             ----
Net earnings (loss) per share             $    (.85)          (.96)           (.23)              3.14             1.10
                                             ======          =====           =====               ====             ====

                                                                        Quarter Ended
                                        --------------------------------------------------------------------------------

1991:                                      March 31,      June 30,      September 30,       December 31,        Total
                                           ---------      --------      -------------       ------------        ------

Interest income                           $  40,076         38,058          37,378             32,551          148,063
Interest expense                             29,079         26,025          24,069             20,771           99,944
Provision for loan losses                     1,818          2,271           8,624              4,827           17,540
Net interest income after
 provision for loan losses                    9,179          9,762           4,685              6,953           30,579
Gain on sale of investments,
 loans and mortgage-backed
 securities                                      96            873              88                106            1,163
Loss before extraordinary items              (1,878)        (3,294)         (5,515)            (7,022)         (17,709)
Net (loss)                                   (1,528)        (3,294)         (5,515)            (7,022)         (17,359)
                                             ======         ======          ======             ======          =======

(Loss) per share before extra-
 ordinary items                           $   (1.19)         (2.02)          (3.31)             (4.20)          (10.71)
Extraordinary items (a)                         .20            -               -                  -                .20
                                             ------         ------           -----              -----           ------
Net (loss) per share                      $    (.99)         (2.02)          (3.31)             (4.20)          (10.51)
                                             ======         ======           =====              =====           ======

During the fourth quarter of 1993, the company's ownership interest in BankAtlantic's decreased from 77.83% to 48.17% with the ownership percentage less than 50% the accounts of BankAtlantic Financial Corporation have been removed from the consolidated financial statement and the company's investment in BankAtlantic Financial Corporation is recorded using the equity methods. The effect of this change has been applied effective January 1, 1993. The company's quarterly filings for the first three quarters of 1993 were done with the accounts of BankAtlantic Financial Corporation on a consolidated basis but are reflected herein without the inclusion of the accounts of BankAtlantic Financial Corporation.

During the fourth quarter 1992, BankAtlantic sold approximately $115.4 million of mortgage-backed securities at a gain of $6.8 million including purchase accounting adjustments of $1.6 million. Additionally, BankAtlantic recovered $3.3 million in expenses, recorded loan loss recoveries of $7.3 million and increased interest income by $1.9 million for circumstances relating to the Subject Portfolio and the Covenant Not to Execute discussed in note 30. Also during the fourth quarter, the Company recorded a $548,000 ($.32 per share) extraordinary gain, net of minority interest of $208,000 from the utilization of state net operating loss carryforwards.

During the quarter ended March 31, 1991, an extraordinary gain of $350,000 net of applicable taxes and minority interest amounting to $340,000 and $197,000, respectively, was attributable to the early extinguishment of 1986 Notes.


28. PARENT COMPANY FINANCIAL INFORMATION

A summary of the Company's condensed statements of financial condition as of December 31, 1993 and 1992, and condensed statements of operations and cash flows for each of the years in the three year period ended December 31, 1993 follows (in thousands):

                      STATEMENTS OF FINANCIAL CONDITION

                                    ASSETS
                                                        December 31,
                                                        ------------
                                                       1993      1992
                                                       ----      ----
Cash and short term investments                    $    (21)      133
Investments - other                                  17,169       489
Investment in BankAtlantic                           36,436    42,984
Investment in other subsidiaries                     34,562    40,125
Mortgages receivable                                  1,097     1,110
Subordinated debentures receivable from
 BankAtlantic                                           -       1,776
Other assets                                            923       944
                                                     ------    ------
                                                   $ 90,166    87,561
                                                     ======    ======

                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                                                        December 31,
                                                        ------------
                                                       1993      1992
                                                       ----      ----
Exchange debentures, net                           $ 35,651    38,996
Mortgages payable and other debt                      1,250     1,323
Deferred interest exchanged debentures               12,049     6,126
Other liabilities (primarily due to subsidiaries     40,390    38,218
  other than BankAtlantic)
Deferred income tax                                   2,038     2,038
                                                     ------    ------
Total liabilities                                    91,378    86,701

Redeemable common stock                               5,776     5,776
Stockholders' (deficit)
  Preferred stock of $.01 par value;
   authorized 10,000,000 shares; none issued            -         -
  Special class A common stock of $.01 par
   value; authorized 20,000,000 shares: none issued     -         -
  Common stock of $.01 par value;
   authorized 20,000,000 shares; issued
   2,351,021 in 1993 and 1992                            17        17
Additional paid in capital                           15,264    15,532
Accumulated deficit                                 (21,989)  (20,185)
Treasury stock (45,339 shares in 1993 and 1992)        (280)     (280)
                                                     ------    -------
    Total stockholders' (deficit)                    (6,988)   (4,916)
                                                     ------    -------
                                                   $ 90,166     87,561
                                                    =======    =======

                           STATEMENTS OF OPERATIONS
                                                      1993     1992     1991
                                                      ----     ----     ----
Revenue-interest and other                       $   1,834    1,062    1,672
Expenses-interest and other                          8,338    9,495    7,759
                                                    ------   ------  -------
(Loss) before equity in earnings (loss) of
  subsidiaries and extraordinary items              (6,504)   (8,433)  (6,087)
Equity in earnings (loss) of BankAtlantic before
  extraordinary items and cumulative effect
  of change in accounting for income taxes          10,764    12,135   (6,926)
Equity in (loss) of other subsidiaries              (5,563)   (1,693)  (4,696)
                                                    ------    ------  -------
Earnings (loss) before income taxes,
  extraordinary items and cumulative effect
  of change in accounting for income taxes          (1,303)    2,009  (17,709)
Income tax benefits                                    -         -        -
                                                    ------    ------  -------
Earnings (loss) before extraordinary items
  and cumulative effect of change in
  accounting for income taxes                       (1,303)    2,009  (17,709)
Cumulative effect of change in accounting
  for income taxes                                    (501)      -        -
Extraordinary item related to BankAtlantic             -         548      350
                                                    ------    ------  -------
Net earnings (loss)                              $  (1,804)    2,557  (17,359)
                                                    ======    ======  =======

                           STATEMENTS OF CASH FLOWS
                                                      1993      1992      1991
                                                      ----      ----      ----
Operating Activities:
  Earnings (loss) before extraordinary items
    and cumulative effect of change in
    accounting for income taxes                     (1,303)    2,009  (17,709)
  Adjustments to reconcile earnings (loss) to
   net cash used by operating activities:
    Equity in (earnings) loss of BankAtlantic
     before extraordinary item                     (10,764)  (12,135)   6,926
    Equity in net loss of other subsidiaries         5,563     1,693    4,696
    Depreciation                                        25        11       18
    Amortization of discount on loans receivable       -         (43)    (238)
    Accretion on subordinated debentures               173       320      539
    Tax effect on debentures                           (65)     (107)    (142)
    Gain on sale of real estate owned                  -         (90)     -
    Loss of mortgage receivables                       -         209       17
    Gain on sale of BankAtlantic common stock       (1,050)       -       -
    Increase in deferred interest on the
      exchange debentures                            5,923     4,985    1,140
    Decrease (increase) in other assets                215       269      (51)
    Increase (decrease) in other liabilities           362     1,811     (287)
                                                    ------    ------   ------
  Net cash used by operating activities               (921)   (1,068)  (5,091)
                                                    ------    ------   ------

Investing Activities:
  Cash used in debenture exchange                      -         -       (282)
  Loans purchased or originated                        -         -     (2,182)
  Principal collected on loans                          13     1,013       87
  Proceeds from sale of BankAtlantic
    common stock                                    17,691       -        -
  Dividends from BankAtlantic common stock             271       -        -
  Increase in investment in BankAtlantic            (1,971)               (88)
  Decrease (increase) in other investments         (16,680)      717   (1,206)
  Increase (decrease) in subordinated debentures
    of BankAtlantic                                  1,776    (1,025)    (751)
  Advances (to) and from other subsidiaries           (228)    3,273   13,403
  Additions to office properties and equipment         (32)      (17)     (11)
  Proceeds from sale of real estate owned               -        429      -
                                                    ------    ------    ------
Net cash provided by investing activities              840     4,390    8,970
                                                    ------    ------    ------

Financing Activities:
  Borrowings                                           -          -     1,722
  Repayment of borrowings                              (73)   (3,098)  (5,395)
  Purchase of treasury stock                           -          -       (53)
  Loan cost                                            -          -      (160)
                                                    ------   -------    ------
Net cash (used) by financing activities                (73)   (3,098)  (3,886)
                                                    ------   -------    ------

  Increase (decrease) in cash and short term
   investments                                        (154)      224       (7)
  Cash and short term investments at beginning of
   period                                              133       (91)     (84)
                                                    ------   -------   ------

 Cash and short term investments at end of period $    (21)      133      (91)
                                                    ======   =======   =======


Interest paid on other borrowings and subordinated debentures amounted to approximately $94,000, $342,000 and $3,720,000 for the years ended December 31, 1993, 1992 and 1991, respectively. Income taxes paid amounted to approximately $3,600, and $4,000 for the years ended December 31, 1992, and
1991 respectively.    Non-cash investing activities during 1991 consisted of
the Company's capitalization of subsidiaries contribution of the real estate, related mortgage debt and other assets and liabilities received by the Company in Exchange for its issuance of subordinated debentures. (See note 2.) Other non-cash investing and financing activities of BFC are the retirement of treasury stock, the issuance of redeemable common stock, loans transferred to real estate owned and proceeds from sale of real estate owned.

Short term investments are defined as those investments with a maturity of three months or less.

For a description of dividend restrictions related to BankAtlantic, see note 16 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

29.  REGULATORY MATTERS

See note 16 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

30.  Dealer Reserve

See note 17 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

31. Consolidated Statements of Cash Flows

In addition to the non-cash investing and financing activities described in notes 2 and 8, other non-cash investing and financing activities are as follows:

                                                         December 31,
                                                  --------------------
                                                1993       1992      1991
                                               ------     ------    ------
Retirement of treasury stock:
  Decrease in treasury stock              $      -          -          53
  Decrease in common stock                       -          -          (1)
  Decrease in additional paid in capital         -          -         l52
Securitization of loans                          -          -      40,361
Loans transferred to REO and other
 repossessed assets                              -        7,994    10,810
Effect of issuance of BankAtlantic
  common stock to BankAtlantic minority
  stockholders                                   268        -         -
Loan charge-offs                                 -       12,679    20,856
Costs of assets transferred to
 available for sale                              -      305,731    67,269
Mortgages eliminated in connection with
 sales of real estate acquired
 in debenture Exchanges                          -        8,821     6,951
Real estate owned charge-offs                    -        2,398     6,973
BankAtlantic dividends on common stock
 declared and not received                       187        -         -
Interest paid on borrowings                    2,948     59,933    99,980

32. Estimated Fair Value of Financial Instruments

The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS 107) issued by the FASB.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The Company's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Fair value for the 1989 Exchange debentures is based upon the value established in a December 1992 jury verdict in connection with litigation regarding that transaction. With respect to the 1991 Exchange debentures, fair value has been determined based upon the amount included in a settlement agreement regarding litigation pertaining to those debentures.

The following table presents information for the Company's financial instruments as of December 31, 1993 and 1992 (in thousands):

                                               1993                   1992
                                         --------------        --------------
                                    Carrying    Fair       Carrying    Fair
                                     Amount     Value       Amount    Value
                                    --------    -----      -------     -------
Financial assets:
 Cash and due from depository
  institutions                   $       78         78      31,357      31,357
 Mortgage-backed securities             -           -      486,886     498,995
 Tax certificates and other
  investment securities              20,644     20,644     125,047     126,911
 Loans receivable                     9,179      9,179     582,523     607,153

Financial liabilities:
 Deposits                               -           -    1,108,115   1,118,194
 Securities sold under agreements
  to repurchase                         -           -       21,532      21,532
 Capital notes and other
  subordinated debentures               -           -        7,928       8,572
 Mortgage payable and other
  borrowings                         30,367     30,367      32,168      32,168
 Exchange debentures, net            35,651     29,166      38,996      32,385
 Advances from Federal Home
  Loan Bank                             -           -       66,100      66,921
                                    ========    ======     =======     =======

See note 21 of notes to consolidated financial statements of BankAtlantic, A Federal Savings Bank and Subsidiaries, included elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                 PART III
                                 --------

Items 10 through 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 8 not later than the end of such 120 day period.

                                 PART IV
                                 -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)-1  Financial Statements - See Item 8

(a)-2 Financial Statement Schedules - All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(a)-3  Index to Exhibits

         (3) Articles of Incorporation, as amended - See Exhibit (3) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989. By-laws - See Exhibit E of Proxy Statement/Prospectus dated June 20, 1980.

         (4) Instruments defining the rights of security holders, including indentures - Not applicable.

         (9)  Voting trust agreement - Not applicable.

         (10)  Material contracts:

            - Proposed form of Supervisory Agreement.  Attached as Exhibit 10.

            - Stock Purchase Agreement dated as of December 22, 1987 by and among John E. Abdo and certain members of his immediate family and BFC Financial Corporation. See Exhibit (10) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

         (11)  Statement re computation of per share earnings - Not applicable.

         (12) Statement re computation of ratios - Ratio of earnings to fixed charges - attached as Exhibit 12.

         (13) Annual Report to security holders, Form 10-Q or quarterly report to security holders - Not applicable.

         (16)  Letter re change in certifying accountant - Not applicable.

         (18)  Letter re change in accounting principles - Not applicable.

         (19)  Previously unfiled documents - Not applicable.

         (22)  Subsidiaries of the registrant:
                                                                   State of
            Name                                                 Organization
            ----                                                 ------------
            BankAtlantic, A Federal Savings Bank               Federal Charter
            Realty 2000 Corporation                            Florida
            Eden Services, Inc.                                Florida
            Eden United, Inc.                                  Florida
            First Pensacola Mortgage Company, Inc.             Florida
            U.S. Capital Securities, Inc.                      Florida
            I.R.E. Property Analysts, Inc.                     Florida
            I.R.E. Realty Advisory Group, Inc.                 Florida
            I.R.E. Real Estate Investments, Inc.               Florida
            I.R.E Real Estate Investments, Series 2, Inc.      Florida
            I.R.E. Property Management, Inc.                   Florida
            I.R.E. Real Estate Funds, Inc.                     Florida
            I.R.E. Advisors Series 21, Corp.                   Florida
            I.R.E. Advisors Series 23, Corp.                   Florida
            I.R.E. Advisors Series 24, Corp.                   Florida
            I.R.E. Advisors Series 25, Corp.                   Florida
            I.R.E. Advisors Series 26, Corp.                   Florida
            I.R.E. Advisors Series 27, Corp.                   Florida
            I.R.E. Advisors Series 28, Corp.                   Florida
            I.R.E. Advisors Series 29, Corp.                   Florida
            I.R.E. Income Advisors Corp.                       Florida
            I.R.E. Pension Advisors, Corp.                     Florida
            I.R.E. Pension Advisors II, Corp.                  Florida

         (23) Published report regarding matters submitted to vote of security holders - Not applicable.

         (24)  Consents of experts and counsel - Not applicable.

         (25)  Power of attorney - Not applicable.

         (28)  Additional exhibits - Not applicable.

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)      Exhibits - See 14(a) - 3 above.

(d) Financial statements of subsidiaries not consolidated and fifty percent or less owned persons:

BankAtlantic, A Federal Savings Bank and Subsidiaries:

      Consolidated Financial Statements:

            Independent Auditors' Report

            Consolidated Statements of Financial Condition as of
              December 31, 1993 and 1992


            Consolidated Statements of Operations for each of the
              years in the three year period ended December 31, 1993

            Consolidated Statements of Stockholders' Equity for each
              of the years in the three year period ended December 31, 1993

            Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1993

            Notes to Consolidated Financial Statements

      Selected Consolidated Financial Data

      Management's Discussion and Analysis of Results of Operations and
        Financial Condition

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BFC FINANCIAL CORPORATION
                                           Registrant



                                            By:  /S/ Alan B. Levan
                                                ------------------------------
                                                Alan B. Levan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/S/ Alan B. Levan                                              March 30, 1994
- ----------------------------------------
ALAN B. LEVAN, Director and
   Principal Executive Officer




/S/ Glen R. Gilbert                                            March 30, 1994
- ----------------------------------------
GLEN R. GILBERT, Chief Financial Officer




 /S/ John E. Abdo                                              March 30, 1994
- ----------------------------------------
JOHN E. ABDO, Director




/S/ Earl Pertnoy                                               March 30, 1994
- ----------------------------------------
EARL PERTNOY, Director




/S/ Carl E.B. McKenry, Jr.                                     March 30, 1994
- ----------------------------------------
CARL E. B. McKENRY, JR., Director

Consolidated Financial Statements:

         Independent Auditors' Report

         Consolidated Statements of Financial Condition as of
          December 31, 1993 and 1992

         Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1993

         Consolidated Statements of Stockholders' Equity for each
          of the years in the   three year period ended December 31, 1993

         Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1993

         Notes to Consolidated Financial Statements

Selected Consolidated Financial Data

Management's Discussion and Analysis of Results of Operations and
 Financial Condition

                            INDEPENDENT AUDITORS' REPORT


The Board of Directors
BankAtlantic, A Federal Savings Bank:


         We have audited the accompanying consolidated statements of financial condition of BankAtlantic, A Federal Savings Bank ("the Bank") and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankAtlantic, A Federal Savings Bank and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1993, in conformity with generally accepted accounting principles.

         As discussed in Note 13, the Bank changed its method of accounting for income taxes on 1993 to adopt the provisions of the Financial Accounting Standard Board's SFAS No. 109, "Accounting for Income Taxes."


March 8, 1994


                                             KPMG Peat Marwick

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            December 31,
                                                          1993        1992
                                                       ----------  ----------
                                                           (In thousands,
                                                          except share data)
                       ASSETS

Cash and due from depository institutions            $     36,351      31,208
Tax certificates and other investment securities
 (approximate market value $97,588 and $120,424)           97,701     120,424
Loans receivable (net of unearned discount
 of $2,944 and $1,733)                                    607,135     565,521
Loans originated for resale                                 5,752       7,641
Less:  Allowance for loan losses                          (17,000)    (16,500)
                                                       ----------  ----------
Total loans receivable, net                               595,887     556,662
                                                       ----------  ----------
Mortgage-backed securities (approximate market
 value:  $453,346 and $353,984)                           443,249     349,531
Mortgage-backed securities available for sale
 (approximate market value: $87,572 and $145,011)          83,116     137,963
Accrued interest receivable                                17,574      22,188
Real estate owned                                           9,651      14,997
Office properties and equipment, net                       37,373      38,596
Federal Home Loan Bank stock at cost, which
 approximates market value ($1,288 and $924
 available for sale)                                        8,730       8,366
Purchased mortgage servicing rights                        19,833       7,282
Deferred tax asset, net                                       423       -
Other assets                                                9,307      15,854
                                                       ----------  ----------
Total assets                                         $  1,359,195   1,303,071
                                                       ==========  ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                             $  1,076,360   1,108,115
Advances from FHLB                                        128,300      66,100
Securities sold under agreements to repurchase             21,135      21,532
Capital notes and other subordinated debentures             -           9,524
Drafts payable                                                573       1,246
Advances by borrowers for taxes and insurance              15,991       9,193
Other liabilities                                          26,184      18,816
Deferred income taxes, net                                  -           2,380
                                                      ----------  ----------
Total liabilities                                       1,268,543   1,236,906
                                                       ----------  ----------
Commitments and contingencies
Stockholders' equity:
Non-cumulative preferred stock, $25.00 per share
 preference value, $0.01 par value:
  10,000,000 shares authorized all series; 12.25%
     Series A, 188,600; 10.00% Series B, 17,120;
     8.00% Series C, 129,870                                    3           3
Additional paid-in capital - preferred stock                7,033       7,033
Common stock, $0.01 par value, authorized
 15,000,000 shares; issued and outstanding,
  6,478,605 and 4,681,628 shares                               65          41
Additional paid-in capital                                 46,726      29,394
Retained earnings                                          36,825      29,694
                                                       ----------  ----------
Total stockholders' equity                                 90,652      66,165
                                                       ----------  ----------
Total liabilities and stockholders' equity           $  1,359,195   1,303,071
                                                       ==========  ==========
See Notes to Consolidated Financial Statements

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Years Ended
                                                    December 31,
                                              1993        1992        1991
                                           ----------  ----------  ----------
                                         (In thousands, except per share data)
Interest income:
Interest and fees on loans               $     47,649      62,229      89,638
Interest on mortgage-backed securities         24,891      36,541      34,364
Interest on mortgage-backed securities
 available for sale                             9,473         527       1,172
Interest and dividends on tax certificates
  and other investment securities              11,903      17,179      20,358
Other                                             587       -           -
                                           ----------  ----------  ----------
Total interest income                          94,503     116,476     145,532
                                           ----------  ----------  ----------
Interest expense:
Interest on deposits                           31,798      47,411      83,253
Interest on advances from FHLB                  2,359       3,725       3,603
Interest on securities sold under
 agreements to repurchase                       1,082       2,881       1,671
Interest on capital notes and
 other subordinated debentures                    748       1,550       2,014
Other                                           -            -            457
                                           ----------  ----------  ----------
Total interest expense                         35,987      55,567      90,998
                                           ----------  ----------  ----------
Net interest income                            58,516      60,909      54,534
Provision for loan losses                       3,450       6,650      17,540
                                           ----------  ----------  ----------
Net interest income after
 provision for loan losses                     55,066      54,259      36,994
Non-interest income:
Loan servicing and other loan fees              2,080       3,189       4,344
Gain on sales of loans                          1,246         976         330
Gain on sales of mortgage-backed
 securities                                     -           5,726         748
Gain on sales of investment securities          -             143          62
Other                                           8,265       7,337       8,622
                                           ----------  ----------  ----------
Total non-interest income                      11,591      17,371      14,106
                                           ----------  ----------  ----------
Non-interest expenses:
Employee compensation and benefits             19,617      19,202      24,062
Occupancy and equipment                         8,417       8,864      10,626
Federal insurance premium                       2,750       2,772       3,281
Advertising and promotion                         960         480       1,143
(Income) loss from joint venture
 investments                                       25         245      (2,335)
Foreclosed asset activity, net                  1,243       4,323       8,922
(Recovery) write-down of dealer reserve         -          (2,739)      2,739
Provision for branch consolidation              -            -          1,618
Other                                          10,474      13,990      15,108
                                           ----------  ----------  ----------
Total non-interest expenses                    43,486      47,137      65,164
                                           ----------  ----------  ----------

                                                                  (Continued)
                                                 For the Years Ended
                                                    December 31,
                                              1993        1992        1991
                                           ----------  ----------  ----------
Income (loss) before income taxes
 and extraordinary items                       23,171      24,493     (14,064)
Provision (benefit) for income taxes            7,093       9,201      (4,841)
                                           ----------  ----------  ----------
Income (loss) before
 extraordinary items                           16,078      15,292      (9,223)
Extraordinary items                             -             756         660
                                           ----------  ----------  ----------
Net income (loss)                              16,078      16,048      (8,563)
Dividends on non-cumulative preferred
 stock paid by BFC escrow                         147         880         715
Dividends on non-cumulative
 preferred stock                                  733           0           0
                                           ----------  ----------  ----------
Total dividends on non-cumulative
 preferred stock                                  880         880         715
                                           ----------  ----------  ----------
Net income (loss) on common shares       $     15,198      15,168      (9,278)
                                           ==========  ==========  ==========
Income (loss) per common and common
 equivalent share:
Income (loss) before extraordinary items $       2.52        3.07       (2.12)
Extraordinary items                             -            0.16        0.14
                                           ----------  ----------  ----------
Net income (loss)                        $       2.52        3.23       (1.98)
                                           ==========  ==========  ==========
Income per common and common
 equivalent share assuming full dilution:
Income before extraordinary item         $       2.51        2.65         N/A
Extraordinary item                              -            0.14         N/A
                                           ----------  ----------  ----------
Net income                               $       2.51        2.79         N/A
                                           ==========  ==========  ==========
See Notes to Consolidated Financial Statements

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For Each of the Years in the Three Year Period Ended
                              December 31, 1993
                                                             Additional
                                                              Paid-in
                                 Additional                   Capital
                           Common Paid-in Retained Preferred Preferred
                            Stock  Capital Earnings   Stock     Stock   Total
                           ----- -------- --------  -------- -------- --------
                                                (In thousands)

 Balance,
  December 31, 1990       $   41   29,385   23,804       -        -    53,230
 Net loss                    -        -     (8,563)      -        -    (8,563)
 Dividends on
  preferred stock            -        -       (715)      -        -      (715)
 Conversion of
   subordinated debt
   to preferred stock        -        -        -           3    7,033   7,036
 Proceeds from issuance
  of common stock
  and warrants               -          9      -         -        -         9
                           ----- -------- --------  -------- -------- --------
 Balance,
  December 31, 1991       $   41   29,394   14,526         3    7,033  50,997
 Net income                  -        -     16,048       -        -    16,048
 Dividends on
  preferred stock            -        -       (880)      -        -      (880)
                           ----- -------- --------  -------- -------- --------
 Balance,
  December 31, 1992       $   41   29,394   29,694         3    7,033  66,165
 Net income                  -        -     16,078       -        -    16,078
 Dividends on
  preferred stock            -        -       (880)      -        -      (880)
 Dividends on common stock   -        -       (738)      -        -      (738)
 15% common stock dividend     6    7,323   (7,329)      -        -         0
 Common stock issued
  to BFC upon conversion
  of warrants                 11    1,960      -         -        -     1,971
 Proceeds from issuance
  of common stock              7    8,049      -         -        -     8,056
                           ----- -------- --------  -------- -------- --------

 Balance                      65   46,726   36,825         3    7,033  90,652
   December 31, 1993       ===== ======== ========  ======== ======== ========

 See Notes to Consolidated Financial Statements

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Years Ended December 31,
                                                1993       1992       1991
                                             ---------- ---------- ----------
                                                      (In thousands)
Operating activities:
Income (loss) before extraordinary item     $    16,078     15,292     (9,223)
Adjustments to reconcile income (loss)
 before extraordinary item to net cash
 provided by operating activities:
Provision for loan losses                         3,450      6,650     17,540
Provision for declines in real estate owned       2,675      3,827      7,273
FHLB stock dividends                               (364)      (498)      (618)
Depreciation                                      3,408      3,332      2,868
Amortization of purchased mortgage
 servicing rights                                 4,452      2,573      1,274
Increase (decrease) in deferred income taxes     (2,803)     1,775     (4,480)
Utilization of net operating loss
 carryforward                                     -            756      -
Net accretion of securities                           9       (456)      (243)
Net amortization of deferred loan
 origination fees                                  (794)       (41)       (40)
Loss (gain) on sales of real estate owned        (1,211)      (648)        59
Proceeds from loans originated for sale          46,229     37,030     15,279
Origination of loans for sale                   (43,094)   (39,888)   (18,756)
Gain on sales of loans                           (1,246)      (976)      (330)
Gain on sales of mortgage-backed
 securities available for sale                    -         (5,726)      (748)
Loss (gain) on sales of office properties
 and equipment                                       73         71         (7)
Gain on sale of investment securities             -           (143)       (62)
Loss (income) from joint venture operations          25        245     (2,335)
Decrease in accrued interest receivable           4,614      2,253      4,647
Amortization of dealer reserve                    3,464      6,406      5,491
Prepayments of dealer reserve                     -          -         (1,417)
Write-down of dealer reserve                      -          -          2,739
(Increase) decrease in other assets               3,057     (4,567)     3,481
Decrease in drafts payable                         (673)    (9,410)    (1,403)
Increase (decrease) in other liabilities          7,206       (757)     3,524
Write-off of office properties and equipment        222      -            461
Provision for branch consolidation                -          -          1,618
Provision for tax certificate losses              1,660      1,160        811
                                             ---------- ---------- ----------
Net cash provided by operating activities   $    46,437     18,260     27,403
                                             ---------- ---------- ----------
Investing activities:
Proceeds from sales of investment securities$     -          2,137     30,235
Purchase of tax certificates and
 other investment securities                   (121,538)  (125,197)  (121,826)
Proceeds from redemption and maturities of
 tax certificates and other investment
 securities                                     142,559    110,695    117,714
Loans purchased                                  (5,142)     -          -
Principal reduction on loans                    289,037    297,263    298,076
Loans originated for portfolio                 (220,130)  (136,179)  (122,511)
Bankers acceptances purchased                  (109,931)     -          -
Proceeds from sales of mortgage-backed
 securities available for sale                    -        155,243     70,903
                                                                 (Continued)
                                              For the Years Ended December 31,
                                                1993       1992       1991
                                             ---------- ---------- ----------
Mortgage-backed securities purchased           (206,854)  (271,041)   (98,587)
Principal collected on mortgage-backed
 securities                                     168,016     95,266     56,634
Proceeds from sales of real estate owned          6,278     11,113      2,937
Purchases and additional investments
 in real estate owned                             -          -         (1,374)
Additions to office properties and equipment     (2,525)      (728)    (1,026)
Sales of office equipment                            46        105        525
Advances to joint ventures                        -            (26)    (2,690)
Repayments of advances to joint ventures          -             77     12,929
Investments in joint ventures                     -          -           (115)
Cash distributions from joint ventures            -          -            561
FHLB stock sales                                  -            142      3,071
FHLB stock purchased                              -            (65)     -
Settlement of amount due from broker              -          -        154,686
Servicing rights purchased                      (17,003)    (3,832)    (3,457)
                                             ---------- ---------- ----------
Net cash provided (used) by
 investing activities                       $   (77,187)   134,973    396,685
                                             ---------- ---------- ----------
Financing activities:
Net decrease in deposits                    $   (59,370)  (190,907)  (272,307)
Interest credited to deposits                    27,615     43,509     71,853
Proceeds from FHLB advances                      95,000    107,300      -
Repayments of FHLB advances                     (32,800)   (78,400)   (25,700)
Net decrease in securities sold under
 agreements to repurchase                          (397)   (35,600)  (189,847)
Decrease in federal funds purchased               -          -        (14,500)
Payments for exchange of capital
 notes for preferred stock                        -          -         (1,855)
Redemption of capital notes and
 other subordinated debentures                   (7,927)    (7,022)      (225)
Issuance of common stock and
 warrants, net                                    8,056      -              9
Receipts of advances by borrowers
 for taxes and insurance                         43,782     33,933     34,794
Payment for advances by borrowers
 for taxes and insurance                        (36,984)   (33,220)   (32,678)
Preferred stock issuance costs                    -          -           (353)
Proceeds from issuance of
 subordinated debt                                -          -              8
Preferred stock dividends paid                     (733)     -          -
Common stock dividends paid                        (349)     -          -
                                             ---------- ---------- ----------
Net cash provided (used) by
 financing activities                            35,893   (160,407)  (430,801)
                                             ---------- ---------- ----------
Increase (decrease) in cash and
 cash equivalents                                 5,143     (7,174)    (6,713)
Cash and cash equivalents at
 beginning of period                             31,208     38,382     45,095

Cash and cash equivalents at                 ---------- ---------- ----------
 end of period                              $    36,351     31,208     38,382
                                             ========== ========== ==========


                                              For the Years Ended December 31,
                                                1993       1992       1991
                                             ---------- ---------- ----------
Supplementary disclosure of non-cash investing
 and financing activities:
Interest paid on borrowings                 $    36,536     55,795     92,814
Income taxes paid                                11,198      5,800        355
Income taxes refunded                             1,629        370      -
Loans transferred to real estate
 owned                                            2,396      7,994      6,729
Loans charged-off                                 4,487     12,679     20,856
Real estate owned charged-off                       775      1,927      6,973
Costs of assets transferred to
 available for sale                               -        305,731     67,269
Capital notes exchanged for
 preferred stock                                  -          -         (8,389)
Preferred stock issued                            -          -          7,389
Extraordinary gain from early
 extinguishment of capital notes                  -          -            660
Extraordinary gain-income
 taxes payable                                    -          -            340
Subordinated debentures due to BFC
 which was utilized by BFC to
 exercise related warrants to
 purchase common stock of
 BankAtlantic                                     1,971      -          -
Common stock issued to BFC upon
 exercise of warrants                            (1,971)     -          -
Issuance of subordinated debentures
 to BFC for payment of preferred
 stock dividends                                    147        880        715
Preferred stock dividends paid by
 BFC escrow                                        (147)      (880)      (715)
Common stock dividends declared
 and not paid                                       389      -          -
Loans securitized                                 -          -         40,361
                                             ========== ========== ==========
See Notes to Consolidated Financial Statements

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


1.       Summary of Significant Accounting Policies

         Basis of Financial Statement Presentation - The financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates.
         Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties when it is deemed prudent.
         Principles of Consolidation - The consolidated financial statements include the accounts of BankAtlantic and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. At December 31, 1993, BankAtlantic, a Federal Savings Bank ("BankAtlantic") was 48.17% owned by BFC Financial Corporation ("BFC").
         Certain amounts for prior years have been reclassified to conform with statement presentations for 1993. The reclassifications have no effect on the financial position or results of operations as previously reported.

         Cash Equivalents - Cash and due from depository institutions include demand deposits at other financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods.
         Tax Certificates, Other Investment Securities and Mortgage-Backed Securities - Tax certificates, other investment securities and mortgage-backed securities held for investment are carried at cost. Amortization of premiums and accretion of discounts is based on the interest method which for mortgage-backed securities relates to the estimated remaining lives of the underlying loans. Mortgage-backed securities available for sale are carried at the lower of aggregate cost or market value. The held for investment classification includes only those securities that management has both the intent and ability to hold until maturity.
         The available for sale category would include all securities that BankAtlantic may elect to sell when events which were not reasonably foreseeable at the time of acquisition make a sale advisable including such events as changes in the interest rate environment, changes in BankAtlantic's interest rate position and sensitivity gap, nature of other available investments, and existing and proposed regulatory requirements make such sales likely. Securities transferred to the available for sale category are transferred at the lower of aggregate cost or market value. Any excess of aggregate cost over market is charged to operations at the time of transfer. Gains or losses on sales of securities are determined by the specific identification method.
     Allowance for Loan Losses - The allowance for loan losses represents the total amount available to absorb loan losses. Management believes that the allowance for loan losses is adequate. The allowance is based on management's evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral on the loan and such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific non-performing loans, and current economic conditions and trends that may affect the borrower's ability to repay.
Increases in the allowance for loan losses are recorded when losses are both probable and estimable. In addition, various regulatory agencies, as an integral part of their examination process, periodically review BankAtlantic's allowance for loan losses. Such agencies may require BankAtlantic to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
         Construction and Development Lending - BankAtlantic's construction and development lending generally requires an equity investment in the form of contributed assets from the borrower. Other than advances to joint ventures, BankAtlantic has no loans which provide for a participation in profits at December 31, 1993 and 1992. Accordingly, construction and development lending arrangements have been classified and accounted for as loans. Non-Accrual
Loans and Real Estate Owned - Loans are generally placed on non-accrual status when the loans become 90 days past due as to principal and interest or when, in management's opinion, collection of interest or principal becomes uncertain. Accrued interest is reversed against current income, amortization of deferred net fees and discounts are discontinued, and interest income collected is recognized when the loan is returned to a current status. Loans that have been placed on non-accrual are generally not restored to an accrual basis until all delinquent principal and/or interest has been brought current.
         Real estate owned ("REO") is comprised of real estate acquired in settlement of loans and loans treated as in-substance foreclosures. Real estate acquired for development by BankAtlantic, or joint ventures in which BankAtlantic has an equity interest, is stated at the lower of cost or estimated net realizable value. During the period of the accompanying financial statements, BankAtlantic did not have any real estate acquired for development.
         Profit on real estate sold is recognized when the collectibility of the sales price is reasonably assured and BankAtlantic is not obligated to perform significant activities after the sale. Any estimated loss is recognized in the period in which it becomes apparent.
         REO is recorded at the lower of the loan balance, plus acquisition costs, or fair value, less estimated disposition costs. Expenditures for capital improvements made thereafter are generally capitalized. Real estate acquired in settlement of loans is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values from the initially recorded amount. Costs of holding REO are charged to operations as incurred. Provisions and recoveries in the REO valuation allowance are reflected in operations.
         Office Properties and Equipment - Land is carried at cost. Office properties and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 50 years for buildings and 10 years for equipment. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.
         Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred and gains or losses on disposal of assets are reflected in current operations.
         Investments in Joint Ventures - Investments in joint ventures are accounted for by the equity method.
         Loans Originated for Sale - Residential first mortgage loans originated for sale are reported at the lower of cost or market. Loan origination fees and related direct loan origination costs for these loans are deferred until the related loan is sold. Generally these loans are committed for sale prior to origination. Accordingly, the holding period for such loans is minimal.

         Loan Origination and Commitment Fees, Premiums and Discounts on Loans and Mortgage Banking Activities - Origination and commitment fees collected are deferred net of direct costs and are being amortized to interest income over the loan life using the level yield method. Amortization of deferred fees is discontinued when collectibility of the related loan is deemed to be uncertain. Commitment fees related to expired commitments are recognized as income when the commitment expires.
         Unearned discounts on installment, second mortgage and home improvement loans are amortized to income using the level yield over the terms of the related loans. Unearned discounts on purchased loans are amortized to income using the effective interest method over the estimated life of the loans.
         Loan Servicing Fees - BankAtlantic services mortgage loans for investors. These mortgage loans serviced are not included in the accompanying consolidated statements of financial condition. Loan servicing fees are based on a stipulated percentage of the outstanding loan principal balances being serviced and are recognized as income when related loan payments from mortgagors are collected. Loan servicing costs are charged to expense as incurred. Amounts paid for purchased mortgage servicing rights are amortized to expense using the level yield over the estimated life of the loan, and continually adjusted for prepayments. Management evaluates the carrying value of purchased mortgage servicing by estimating the future net servicing income of the portfolio on a discounted, disaggregated basis, based on estimates of the remaining loan lives. Mortgage servicing rights related to loans originated by BankAtlantic, are not capitalized.
         Dealer Reserves, Net - The dealer reserve receivable represents the portion of interest rates passed through to dealers on indirect consumer loans. BankAtlantic had funded 0 - 100% of the total dealer reserve at the inception of the loan. Dealer reserves are amortized over the contractual life of the related loans, adjusted for actual prepayments, using the interest method except for the Subject Portfolio discussed further in Note 17 herein. Dealer reserves are stated net of accumulated amortization, allowances, valuation adjustments, and any unfunded amounts due to the dealer.
         Income Taxes - BankAtlantic and its subsidiaries file consolidated federal and state income tax returns.
         In February 1992, the FASB issued FAS 109. FAS 109, which was implemented by BankAtlantic in 1993, requires a change from the deferred method to the asset and liability method to account for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date.
         Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.
         Preferred Stock - All three Series of Preferred Stock have a preference value of $25.00 per share and are redeemable by BankAtlantic at $25.25 per share in 1994 and $25.00 thereafter. At December 31, 1993, no shares of Preferred Stock had been redeemed.
     Income (Loss) Per Common Share - In calculating income (loss) per common and common equivalent share ("primary income per share") preferred stock dividends are deducted from income before extraordinary item and the resulting amount and any extraordinary item is divided by the weighted average number of common and common equivalents shares outstanding, when dilutive. Common stock equivalents consist of common stock warrants and options.
         Income per common and common equivalent share assuming full dilution ("fully diluted income per share") is calculated as above and, if dilutive, after adjustment for interest charges as a result of the hypothetical conversion of the BFC subordinated debentures, through their actual conversion date of June 30, 1993. Fully diluted income per share also utilizes the period end market price of common stock if such price is greater than the average market price utilized in computing primary income per share.
         During 1991, no effect was given to options outstanding under BankAtlantic's Stock Option Plan and the common stock warrants issued as a result of the 1989 and 1991 rights offering and in connection with the issuance of the 1990 and 1991 subordinated debentures since the effect of their exercise was anti-dilutive. Common stock equivalents are not reflected in income per share until the market price of the common stock obtainable has been in excess of the exercise price for substantially all of three consecutive months, ending with the last month of the period.

                                                    For the Years Ended
                                                        December 31
                                       -------------------------------------
                                            1993          1992        1991
                                       ----------     ---------    ---------
Weighted average number of common and
common equivalent shares outstanding    6,054,402     4,694,099    4,680,439
                                       ==========     =========    =========
Weighted average number of common and
common equivalent shares outstanding
assuming full dilution                  6,091,800     5,440,798       N/A
                                       ==========     ==========   ==========

         New Accounting Standards - During May 1993, the Financial Accounting Standards Board approved two new accounting standards. Financial Accounting Standards No. 114 - Accounting by Creditors for Impairment of a Loan ("FAS 114"), and Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities ("FAS 115").
         FAS 114 addresses the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. This standard requires that unpaid loans be measured at the present value of expected cash flows by discounting those cash flows at the loan's effective interest rate. FAS 114 must be adopted by 1995, prospectively. BankAtlantic intends to implement FAS 114 in 1995. At December 31, 1993, the effect of implementation of this standard on BankAtlantic is estimated to be immaterial.
         FAS 115 addresses the valuation and recording of debt securities as held-to-maturity, trading and available for sale. Under this standard, only debt securities that BankAtlantic has the positive intent and ability to hold to maturity would be classified as held to maturity and reported at amortized cost. All others would be reported at fair value. FAS 115 must be adopted by 1994, prospectively. If FAS 115 were effective at December 31, 1993, BankAtlantic does not believe that it would be required to reclassify its debt securities and that the effect of implementation would be an increase in stockholders' equity of approximately $2.7 million, net of tax; the amount resulting when BankAtlantic implemented FAS 115 on January 1, 1994. However, BankAtlantic believes that implementation of FAS 115 may result in the volatility of capital amounts reported over time and could in the future negatively impact the institution's regulatory capital position.

2.       Tax Certificates and Other Investment Securities

         A comparison of the book value, gross unrealized appreciation, gross unrealized depreciation, and approximate market value of BankAtlantic's tax certificates and other investment securities at December 31 was (in thousands):

                                                     1993
                          ----------------------------------------------------
                                        Gross        Gross         Approximate
                              Book    Unrealized     Unrealized       Market
                              Value  Appreciation   Depreciation       Value
                          ---------  ------------   ------------    ---------
Tax certificates-net      $  83,927       -              -            83,927
Asset-backed securities         111       -              -               111
Corporate bonds               3,663       -                 7          3,656
Federal agency obligations   10,000       -               106          9,894
                          ---------  ------------   ------------    ---------
  Total tax certificates
  and other investment
  securities              $  97,701       -               113         97,588
                          =========  ============   =============   =========

                                                     1992
                          ====================================================
                                        Gross        Gross         Approximate
                              Book    Unrealized     Unrealized       Market
                              Value  Appreciation   Depreciation       Value
                          ---------  ------------   ------------    ---------
Tax certificates-net      $ 120,295       -              -           120,295
Asset-backed securities         129       -              -               129
                          ---------  ------------   ------------    ---------
  Total tax certificates
  and other investment
  securities              $ 120,424       -               -          120,424
                          =========  ============   =============   =========

         Management considers approximate market value equivalent to book value for tax certificates since these securities have no readily traded market. However, for the fair value of tax certificates based on Financial Accounting Standards Board Statement Number 107 ("FASB 107") assumptions, see Note 20.
         Contractual or estimated maturities by category are shown below with related market values as of December 31, 1993. Actual maturities will probably differ from the maturities indicated below:

                                           Book Value            Market Value
                                         -------------          -------------
Tax Certificates                                     (In thousands)

Due in one year or less                   $   60,225              $  60,225
Due after one year through five years         23,561                 23,561
Due after five years through ten years           141                    141
                                         -------------          -------------

Total Tax Certificates                        83,927                 83,927
                                         -------------          ------------

Other Investment Securities

Due in one year or less                       10,024                  9,918
Due after one year through five years          3,750                  3,743
                                         -------------          -------------
  Total Other Investments                     13,774                 13,661
                                         -------------          -------------
  Total Tax Certificates and Other
  Investment Securities                   $   97,701                 97,588
                                         =============          =============

         During the year ended December 31, 1993, BankAtlantic invested in repurchase agreements. The maximum amount of repurchase agreements outstanding at any month end and the average amount invested for the period was $29.0 million and $13.1 million, respectively. The underlying securities were in the possession of BankAtlantic.
         Proceeds from the sale of other investment securities were $2.1 million and $30.2 million for the years ended December 31, 1992, and 1991, respectively. The gross realized gains were $143,000 and $62,000 for the years ended December 31, 1992 and 1991, respectively. There were no sales of investment securities during the year ended December 31, 1993.
         In Florida, tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. BankAtlantic's experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayment occurs over a two year period. The primary risks BankAtlantic has experienced with tax certificates have related to the risk that additional funds may be required to purchase other certificates related to the property, the risk that the liened property may be unusable and the risk that potential environmental concerns may make taking title to the property untenable.

3.       Loans Receivable - Net
                                                         December 31
                                                ------------------------------
                                                  1993                1992
                                                -------------      -----------
                                                        (In thousands)
                                                ------------------------------
Real estate loans:
   Conventional mortgages                       $  120,531        $ 147,654
   Conventional mortgages available for sale         5,752            7,641
   Construction and development                     11,333           12,961
   FHA and VA insured                                7,972            9,854
   Commercial                                      198,095          156,844

Other loans:
   Second mortgages                                 52,563           72,508
   Commercial (non-real estate)                     27,979           33,071
   Banker's acceptance                             110,652
   Deposit overdrafts                                  419              356
   Installment loans held by individuals            86,138          140,553
                                                -------------      -----------
Total gross loans                                  621,434          581,442

Deduct:
   Undisbursed portion of loans in process           5,570            6,492
   Deferred loan fees, net                              33               55
   Unearned discounts on commercial loans            2,124              -
   Unearned discounts on installment and
     purchased loans                                    820           1,733
   Allowance for loan losses                         17,000          16,500
                                                -------------      -----------
Loans receivable - net                          $   595,887         556,662
                                                =============      ===========

         No loans were securitized during the years ended December 31, 1993 and 1992. BankAtlantic is subject to economic conditions which could adversely affect both the performance of the borrower or the collateral securing the loan. At December 31, 1993, 79% of total aggregate outstanding loans were to borrowers in Florida, 12% of total loans were to borrowers in the Northeastern United States and 9% were to borrowers located elsewhere. Commitments to sell residential mortgage loans were $12.8 million and $7.6 million at December 31, 1993 and 1992, respectively. Approximately $1.8 million and $5.0 million of commitments to sell relate to residential mortgage loans with variable rates of interest whereas $11.0 million and $2.7 million of commitments to sell relate to residential mortgage loans with fixed rates of interest at December 31, 1993 and 1992, respectively. Such residential mortgage loan sales relate to loans recently originated for sale.

         Activity in the allowance for loan losses was (in thousands):

                                                   For the Years Ended (1)
                                                      December 31,
                                     ---------------------------------------
                                           1993          1992        1991
                                     -------------   ----------   ----------
Balance, beginning of period         $     16,500    $  13,750    $  15,741
Charge-offs:
  Commercial loans                           (835)        (776)      (1,694)
  Installment loans                        (3,350)     (10,430)     (18,903)
  Real estate mortgages                      (302)      (1,473)        (259)
                                     -------------   ----------   ----------
                                           (4,487)     (12,679)     (20,856)
                                     -------------   ----------   ----------
Recoveries:
  Commercial loans                            262          175          191
  Installment loans                         1,259        8,584        1,035
  Real estate mortgages                        16           20           99
                                     -------------   ----------   ----------
                                            1,537        8,779        1,325
                                     -------------   ----------   ----------
Net charge-offs                            (2,950)      (3,900)     (19,531)
Additions charged to operations             3,450        6,650       17,540
                                     -------------   ----------   ----------
Balance, end of period                     17,000       16,500       13,750
                                     =============   ==========   ==========
Average outstanding loans during
  the period                              532,317      652,374      876,283
                                     =============   ==========   ==========
Ratio of net charge-offs to average
  outstanding loans                          0.56%(1)     0.60%        2.23%
                                     =============   ==========   ==========

(1) Excludes banker's acceptances. The percentage would be 0.55% if banker's acceptances were included.

         Included in installment loan recoveries for 1993 and 1992 is approximately $1.0 million and $7.3 million received from BankAtlantic's fidelity bond carrier (see Note 17). The ratio of net charge-offs to average outstanding loans, excluding this recovery, would have been 0.74% and 1.72% for 1993 and 1992, respectively.
     At December 31, 1993, 1992 and 1991, BankAtlantic serviced loans for the benefit of others amounting to approximately $1.9 billion, $1.0 billion and $868.4 million, respectively. At December 31, 1993 and 1992, other liabilities includes approximately $2.4 million and $2.3 million, respectively, of loan payments due to others.

         Activity in purchased mortgage servicing rights was (in thousands):

                                                 For the Years Ended
                                                    December 31,
                                     ----------------------------------------
                                           1993          1992        1991
                                     -------------   -----------  -----------

Balance, beginning of period         $      7,282    $   6,023    $   3,840
Servicing rights purchased                 17,003        3,832        3,457
Amortization of purchased
  servicing rights                         (4,452)      (2,573)      (1,274)
                                     -------------   -----------  -----------
Balance, end of period                $     19,833       7,282        6,023
                                     =============   ===========  ===========

Aggregate loans to and repayments of loans by directors, executive officers, principal stockholders and other related interests for the years ended December 31, 1993 and 1992, were (in thousands):

 Balance at                                     Balance at                                   Balance at
December 31,        (2)           (1)(2)        December 31,                     (2)         December 31,
   1991           Additions      Deletions          1992          Additions     Deletions        1993
- ------------      ---------      ---------      ------------      ----------    ---------     -----------
   2,676             10             453            2,233              16          1,064          1,185


         (1) $450 of the 1992 deletions relates to a loan to an executive officer no longer employed by BankAtlantic.
         (2) Not included herein are conventional mortgage loans of approximately $372 to executive officers. These loans were originated for sale and were sold to unrelated third parties.
         (3) $772 of the 1993 deletions relates to a loan to a related party no longer associated with BankAtlantic.

4.       Mortgage-Backed Securities

         Mortgage-backed securities held for investment consisted of (in thousands):

                                              Principal       Unamortized       Unearned        Amortized
                                               Balance          Premiums        Discounts           Cost
                                             ----------       -----------       ---------       ----------
December 31, 1993

FNMA                                         $ 152,655        $  1,639          $    78          $ 154,216
FHLMC                                          287,665           2,096              728            289,033
                                             ----------       -----------       ---------       ----------
  Total                                      $ 440,320        $  3,735          $   806          $ 443,249
                                             ==========       ===========       =========       ==========
December 31, 1992

FNMA                                         $ 135,515        $  739            $    75          $ 136,179
FHLMC                                          214,297           210              1,155            213,352
                                             ----------       -----------       ---------       ----------
  Total                                      $ 349,812        $  949            $ 1,230          $ 349,531
                                             ==========       ===========       =========       ==========

         The amortized cost, gross unrealized appreciation, gross unrealized depreciation and approximate market value of mortgage-backed securities held for investment was (in thousands):

                                                                Gross              Gross         Approximate
                                              Amortized       Unrealized         Unrealized         Market
                                                Cost         Appreciation       Depreciation        Value
                                             ----------      ------------       ------------    ------------

December 31, 1993

FNMA                                         $ 154,216        $  3,109          $   -            $ 157,325
FHLMC                                          289,033           7,055               67            296,021
                                             ----------      ------------       ------------    ------------
  Total                                      $ 443,249        $ 10,164          $    67          $ 453,346
                                             ==========      ============       ============    ============

December 31, 1992

FNMA                                         $ 136,179        $   -             $   701          $ 135,478
FHLMC                                          213,352           5,186               32            218,506
                                             ----------      ------------       ------------    ------------
  Total                                      $ 349,531        $  5,186          $   733          $ 353,984
                                             ==========      ============       ============    ============


         BankAtlantic's held for investment portfolio at December 31, 1993 consisted of FNMA fixed rate 7 year balloon securities that mature in 1999, FHLMC fixed rate 5 and 7 year balloon securities that mature in 1996 - 2000 and FHLMC adjustable rate securities that mature in 2022 and 2023. Pledged as collateral were $3.7 million, $500,000 and $2.8 million of mortgage-backed securities for commercial letters of credit, treasury tax and loan and retail repurchase agreements, respectively.
         An objective of BankAtlantic has been to improve its cumulative rate sensitivity gap. In furtherance of this objective, BankAtlantic purchased, from 1990 through December 31, 1993, approximately $504.8 million of five and seven year balloon FNMA and FHLMC mortgage backed securities. Purchases of this type of security are directed at reducing the intermediate term interest rate sensitivity, reinvesting funds from principal repayments, reducing market volatility compared to the longer term fixed rate mortgage-backed securities and also providing future opportunities to improve liquidity.
         Funds for the purchase of these securities were obtained from principal repayments, proceeds from sales of longer term fixed rate mortgage-backed securities, and short to intermediate term borrowings. Due to monetary policy changes which resulted in additional interest rate cuts and the continued outflow of time deposits, management decided in September 1992 to dispose of the fixed rate mortgage-backed securities in order to, among other things, fund substantially all of the purchases of these replacement securities.
         BankAtlantic has the ability and intent to hold its remaining mortgage-backed securities held for investment until their scheduled maturities.
Market values of the securities available for sale at December 31, 1993 were greater than BankAtlantic's cost of such securities. All fixed rate mortgage-backed securities having original maturities of 15 to 30 years are classified as available for sale.

         The amortized cost, gross unrealized appreciation, gross unrealized depreciation and approximate market value at December 31, 1993 and 1992 of mortgage-backed securities available for sale were (in thousands):

                                                                Gross             Gross          Approximate
                                              Amortized       Unrealized        Unrealized          Market
                                                Cost         Appreciation      Depreciation         Value
                                             ----------      ------------      ------------     ------------

December 31, 1993

FNMA                                         $  24,712        $  1,696          $   -            $  26,408
FHLMC                                           58,404           2,760              -               61,164
                                             ----------      ------------      ------------     ------------
  Total                                      $  83,116        $  4,456          $   -            $  87,572
                                             ==========      ============      ============     ============

December 31, 1992

FNMA                                         $  38,487        $  2,333          $   -            $  40,820
FHLMC                                           99,476           4,715              -              104,191
                                             ----------      ------------      ------------     ------------
  Total                                      $ 137,963        $  7,048          $   -            $ 145,011
                                             ==========      ============      ============     ============

         During the year ended December 31, 1993, there were no sales of mortgage-backed securities.
         During the year ended December 31, 1992, BankAtlantic transferred to available for sale approximately $305.7 million of fixed rate mortgage-backed securities and received proceeds amounting to $144.6 million for sales of FNMA securities and $10.6 million of FHLMC securities for gross realized gains of $5.2 million and $500,000, respectively.
     Proceeds from the sales of FHLMC and FNMA securities were $ 49.0 million and $ 21.9 million, respectively, for the year ended December 31, 1991. Gross realized gains from the sales of FHLMC and FNMA securities were $174,000 and $574,000, respectively, for the year ended December 31, 1991. All sales occurred subsequent to classification as available for sale.

5.       Accrued Interest Receivable

                                                         December 31
                                                ------------------------------
                                                  1993                1992
                                                -------------     ------------
                                                        (In thousands)
                                                ------------------------------
Loans receivable                                $    3,403        $   4,158
Tax certificates and other investment
    Securities                                      10,473           14,370
Mortgage-backed securities                           3,698            3,660
                                                -------------     ------------
                                                $   17,574        $  22,188
                                                =============     ============


6.       Non-Performing Assets and Restructured Loans

      Risk elements consist of non-accrual loans, restructured loans, past-due loans, REO, repossessed assets, and other loans which management has doubts about the borrower's ability to comply with the contractual repayment term. Non-accrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Restructured loans are where the terms have been altered to provide a reduction or deferral of interest or principal because of a deterioration in the borrower's financial position. BankAtlantic did not have any commitments outstanding to lend additional funds on restructured loans at December 31, 1993. Past-due loans are accruing loans that are contractually past due 90 days or more as to interest or principal payments.

         The following summarizes the risk elements at the dates indicated were (in thousands):

                                                   For the Years Ended
                                                      December 31,
                                     ---------------------------------------
                                           1993          1992        1991
                                     -------------   ----------   ----------
Non-accrual                          $      7,246    $  10,436    $  13,745
90 days or more past due                    2,580 (1)    1,108          689
Real Estate Owned                           9,651       14,997       21,295
Other Repossessed assets                      512          461          902
                                     -------------   ----------   ----------
Total non-performing                 $     19,989    $  27,002    $  36,631

Restructured                         $      2,647    $   2,661    $   7,580
                                     -------------   ----------   ----------
Total risk elements                  $     22,636    $  29,663    $  44,211
                                     =============   ==========   ==========
         (1) The majority of these loans have matured, but are current as to payments under the prior loan terms.

         At December 31, 1993, there were no loans which were not disclosed in the above schedule where known information about the possible credit problems of the borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the schedule above in the future.
         Interest income which would have been recorded under the original terms of non-accrual and restructured loans and the interest income actually recognized are summarized below (in thousands):


                                                   For the Years Ended
                                                      December 31,
                                     ---------------------------------------
                                           1993          1992        1991
                                     -------------   ----------   ----------
Interest income which would have
  been recorded                      $      1,068    $   1,301    $   2,476
Interest income recognized                   (486)        (311)      (1,581)
                                     -------------   ----------   ----------
Interest income foregone             $        582    $     990    $     895
                                     =============   ==========   ==========

The components of "Foreclosed asset activity, net" were (in thousands):


                                                   For the Years Ended
                                                      December 31,
                                     ---------------------------------------
                                           1993          1992        1991
                                     -------------   ----------   ----------
Real estate acquired in settlement
  of loans:
Operating expenses (income), net     $       (221)   $   1,144    $   1,590
Provision of declines in REO                2,675        3,827        7,273
Net (gains) losses on sales                (1,211)        (648)          59
                                     -------------   ----------   ----------
                                     $       1,243   $   4,323    $   8,922
Total                                =============   ==========   ==========


         Activity in the allowance for real estate owned consisted of (in thousands):


                                                   For the Years Ended
                                                      December 31,
                                     ---------------------------------------
                                           1993          1992        1991
                                     -------------   ----------   ----------
Balance, beginning of period         $      2,200    $     300    $     -
Charge-offs:
    Commercial loans                 $       (706)      (1,816)      (6,760)
    Residential loans                         (69)        (111)        (213)
                                     -------------   ----------   ----------
                                             (775)      (1,927)      (6,973)
                                            2,675    $   3,827        7,273
                                     -------------   ----------   ----------
                                     $      4,100    $   2,200    $     300
Total                                =============   ==========   ==========

7.       Office Properties and Equipment

                                                         December 31
                                                ------------------------------
                                                  1993                1992
                                                -------------     ------------
                                                        (In thousands)
                                                ------------------------------
Land                                            $    9,618        $   9,838
Building and improvements                           35,906           35,158
Furniture and equipment                             16,139           14,362
                                                -------------     ------------
    Total                                       $   61,663        $  59,358
Less accumulated depreciation                       24,290           20,762
                                                -------------     ------------
Other properties and equipment-net              $   37,373        $  38,596
                                                =============     ============


8.       Deposits

         The weighted average nominal interest rate payable on deposit accounts at December 31, 1993 and 1992 was 2.83% and 3.18%, respectively. The stated rates and balances at which BankAtlantic paid interest on deposits were:

                                                                December 31,
                                           -----------------------------------------------------------------
                                                         1993                              1992
                                           -----------------------------------------------------------------
                                               Amount          Percent            Amount            Percent
                                           ------------      ------------     -------------      -----------
                                                                  (Dollars in thousands)

Interest free checking                     $    62,065        $  5.77%          $  52,426            4.73%
Insured money fund savings
    2.52% at December 31, 1993
    3.07% at December 31, 1992                 301,572          28.01             330,255           29.80
Now accounts
    1.79% at December 31, 1993
    1.61% at December 31, 1992                 152,186          14.14             143,580           12.96
Savings accounts
    1.78% at December 31, 1993
    2.06% at December 31, 1992                 124,699          11.59             130,379           11.77
                                           ------------      ------------     -------------      -----------
Total non-certificate accounts                 640,522          59.51             656,640           59.26
                                           ------------      ------------     -------------      -----------
Certificate accounts:
    0.00% to 3.00%                             106,521           9.90              72,657            6.56
    3.01% to 4.00%                             135,753          12.61             164,378           14.83
    4.01% to 5.00%                             105,214           9.77              87,327            7.89
    5.01% to 6.00%                              48,770           4.53              47,015            4.24
    6.01% to 7.00%                              15,690           1.46              35,939            3.24
    7.01% and greater                           23,757           2.21              44,012            3.97
                                           ------------      ------------     -------------      -----------
Total certificate accounts                     435,705          40.48             451,328           40.73
                                           ------------      ------------     -------------      -----------
Total deposit accounts                       1,076,227          99.99           1,107,968           99.99
                                           ------------      ------------     -------------      -----------
Interest earned not credited to deposit
  accounts                                         133           0.01                 147            0.01
                                           ------------      ------------     -------------      -----------
Total                                      $ 1,076,360         100.00%        $ 1,108,115          100.00%
                                           ============      ============     =============      ===========

         Interest expense by deposit category was (in thousands):


                                                   For the Years Ended
                                                      December 31,
                                     ---------------------------------------
                                           1993          1992        1991
                                     -------------   ----------   ----------
Money fund savings and NOW accounts  $     11,413    $  14,028    $  24,861
Savings accounts                            2,363        3,298        5,101
Certificate accounts - below
  $100,000                                 16,247       27,449       50,647
Certificate accounts, $100,000 and
  above                                     1,941        2,888        3,221
Less early withdrawal penalty                (166)        (252)        (577)
                                     --------------   ----------   ---------
Total                                $     31,798    $  47,411    $  83,253
                                     ==============   ==========   =========


         Included in other non-interest income is approximately $5.2 million, $5.0 million and $5.2 million of checking account fees for the years ended December 31, 1993, 1992 and 1991, respectively.
   At December 31, 1993, the amounts of scheduled maturities of certificate accounts were (in thousands):

                                   1994        1995         1996        1997         1998        Thereafter
                              ----------     --------     --------    ---------     ---------    ----------
0.00% to 3.00%                $  100,384     $  4,445     $      3    $    -        $   -        $  1,689
3.01% to 4.00%                   122,167       12,442        1,116          21          -               7
4.01% to 5.00%                    36,933       49,543       12,387       4,623         1,700           28
5.01% to 6.00%                    20,756        4,076          938      11,131        11,839           30
6.01% to 7.00%                     7,988          702        1,965       4,407           427          201
7.01% and greater                  7,341        9,050        6,834         331           199            2
                              ----------     --------     --------    ---------     ---------    ----------
Total                         $  295,569     $ 80,258     $ 23,243    $ 20,513      $ 14,165     $  1,957
                              ==========     ========     ========    =========     =========    ==========

         Time deposits $100,000 and over have the following maturities at (in thousands):

                                                         December 31
                                                ------------------------------
                                                  1993                1992
                                                -------------     ------------
Less than 3 months                              $    8,071        $   2,976
3 to 6 months                                        6,377            7,104
6 to 12 months                                      15,784           16,827
More than 12 months                                 21,195           15,433
                                                -------------     ------------
Total                                           $   51,427        $  42,340
                                                =============     ============


         Beginning in 1990, the Office of the Comptroller for the State of Florida ("Comptroller") commenced a review of BankAtlantic's procedures for the assessment of fees on dormant accounts. The Comptroller subsequently indicated that BankAtlantic was not in compliance with applicable Florida law as interpreted by the Comptroller. The difference in interpretation concerns approximately $500,000 and has not yet been resolved. BankAtlantic intends to amend its procedures to satisfy the Comptroller's interpretation. However, pending resolution of the issue and modification of the procedures, dormant account assessments, approximately $10,000 per month, have been eliminated since 1992, and an allowance has been established for the amount which is in question.

9.       Advances from Federal Home Loan Bank

         Advances from Federal Home Loan Bank ("FHLB advances") incur interest and were repayable as follows (in thousands):


Repayable During Year            Interest                     December 31,
  Ending December 31,                                   ----------------------
                                   Rate                   1993          1992
                           --------------------------   -----------  ---------
1993                           3.50%  to  7.80%         $     -      $  32,800
1994                           3.25%  to  7.80%           111,250       18,300
1995                           4.92%  to  7.80%            17,050       15,000
                                                        -----------  ---------
Total                                                   $ 128,300    $  66,100
                                                        ===========  =========


  Overnight FHLB advances at December 31, 1993 and 1992, amounted to $95.0 million and $26.0 million, respectively. At December 31, 1993 and 1992, BankAtlantic pledged specific adjustable rate mortgage loans as collateral in the amount of $33.3 million and $71.6 million, respectively, for FHLB advances. During October, 1992 and December, 1993, the FHLB granted BankAtlantic, subject to various terms and conditions, lines of credit of $300 million and $115 million expiring in October 1995 and December, 1994, respectively. As of December 31, 1993 BankAtlantic had not utilized these lines of credit.

10.      Securities Sold Under Agreements to Repurchase

         The following table provides information on the agreements (dollars in thousands):



                                                     Periods Ended
                                                      December 31,
                                     ---------------------------------------
                                           1993          1992        1991
                                     -------------   ----------   ----------
Maximum borrowing at any month-end
  within the period                  $     69,295    $ 120,207    $  87,252
Average borrowing during the period        33,962       73,309       25,426
Average interest cost during the
  period                                     3.19%        3.93%        6.57%
Average interest at end of the period        3.30%        3.38%        4.62%
                                     =============   ==========   ==========


         Average borrowing was computed based on average daily balances during the period. Average interest rate during the period was computed by dividing interest expense for the period by the average borrowing during the period.

         Securities sold under agreements to repurchase are summarized below (in thousands):

                                                              December 31,
                                                        ----------------------
                                                          1993          1992
                                                        -----------  ---------
Agreements to repurchase the same security              $  18,152    $  20,000
Customer repurchase agreements                              2,983        1,532
                                                        -----------  ---------
Total                                                   $  21,135    $  21,532
                                                        ===========  =========


         The following table lists the book and approximate market value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions was (dollars in thousands):

                                                                      Weighted
                                     Approximate                      Average
                              Book     Market       Repurchase        Interest
                              Value    Value          Balance           Rate
                          ---------  ------------   ------------    ----------
December 31, 1993
FNMA                      $  13,406  $  13,424      $  13,165       $  3.50%
FHLMC                        10,983     11,521          7,970          2.96%
                          ---------  ------------   ------------    ----------
  Total                   $  24,389  $  24,945      $  21,135       $  3.30%
                          =========  ============   ============    ==========

December 31, 1992
FHLMC                     $  25,101  $  25,833      $  21,532       $  3.38%
                          =========  ============   ============    ==========


         All repurchase agreements at December 31, 1993 and 1992, matured and were repaid in January 1994 and 1993, respectively. These securities were held by unrelated broker dealers.

11. Capital Notes and Other Subordinated Debentures, Preferred Stock, Common Stock Warrants, and Common Stock Options

         In order to increase its regulatory capital, BankAtlantic issued $25.0 million of its 1986 Capital Notes between January and August 1986. In March 1991, $10.2 million of 1986 Capital Notes were exchanged for noncumulative preferred stock, cash payments and cash bonuses. The Preferred Stock was recorded at a fair value of $7.0 million, net of offering costs of $353,000 and BankAtlantic recognized an extraordinary gain of $660,000 net of applicable income taxes of $340,000 due to this early extinguishment of the 1986 Capital Notes. All three series of Preferred Stock have a preference value of $25 per share and are redeemable by BankAtlantic at $25.25 per share in 1994 and $25.00 per share thereafter. At December 31, 1993, no shares of Preferred Stock have been redeemed. Effective July 31, 1992, BankAtlantic redeemed approximately $6.9 million of 1986 Capital Notes. Such redemption was at face value plus accrued interest and without payment of any penalty or premium. The portion of 1986 Capital Notes selected for redemption had an average interest rate of approximately 11.7%, and matured primarily in 1993.
         At December 31, 1993 and 1992, BFC owned 5.600, 529 and 4,636 shares of the Series A, B and C Preferred Stock, respectively. Such ownership was obtained through open market purchases and represents approximately 2.97%, 3.09% and 3.57% of the Series A, B and C Preferred Stock, respectively.
         As a condition of the exchange of 1986 Capital Notes for Preferred Stock, BFC placed cash in an escrow account equal to dividends payable on the Preferred Stock for the first two years. The amount placed in escrow was approximately $1.7 million. This escrow account had been utilized by BankAtlantic to pay the Preferred Shareholder dividends during the first two years after issuance. Upon establishing the escrow account, BankAtlantic entered into an agreement with BFC, that BFC will be issued 13% subordinated debentures in the amount of the escrow utilized, as well as non-detachable warrants to acquire additional shares of BankAtlantic common stock on the basis of $1.75 per share purchase price to the extent of subordinated debentures issued and any interest accrued and not currently paid thereon. As of December 31, 1992, BankAtlantic had issued approximately $1.6 million of subordinated debentures to BFC for the payment of monthly Preferred Stock dividends. The related warrants were to expire at maturity of the related subordinated debentures on March 7, 1998. At December 31, 1992, interest of $180,000 had accrued to BFC on its debentures and approximately 1,017,750 warrants had been issued. The exercise price of the warrants subject to the agreement was established at the greater of 120% of the average market price of BankAtlantic stock during the 30 days prior to the funding of the escrow or $1.74 per common share. At March 7, 1991, 120% of the average market price of BankAtlantic common stock was $1.75, resulting in the exercise price of the warrants being set at $1.75 per common share. The subordinated debentures issued to BFC for payment of Preferred Stock dividends, related interest and the dividends paid are reflected herein. For regulatory capital purposes, dividend amounts, although paid by BFC, are not includable as capital and the related subordinated debentures issued were not includable in determining risk-based capital until BFC exercised the warrants issued to it in connection with the subordinated debentures. Payments of any interest or principal to BFC on any subordinated debentures issued to BFC in consideration of the utilization of the escrowed amounts was subject to regulatory approvals. Effective June 30, 1993, BFC exercised its warrants to acquire 1,126,327 shares of BankAtlantic's common stock at an exercise price of $1.75 per share. The payment of the $1,971,072 purchase price was through the tender of subordinated debentures held by BFC.
         During July 1993, accrued interest of $83,704 was paid to BFC for interest accrued on the subordinated debentures from March 1, 1993 to June 30, 1993. From March 1991 through February 1993, BFC provided funds for the payment of dividends on BankAtlantic's preferred stock. BFC has no further obligation to provide funds for payment of any dividends by BankAtlantic.
Future dividends, if declared, will be paid by BankAtlantic and will be subject to receipt of all required regulatory approvals. BankAtlantic has paid the preferred stock dividends since March 1993 and expects to continue paying such dividends; subject to maintaining capital at least equal to the fully phased-in capital requirements. Future payments will be subject to approval by the Board of Directors, to additional regulatory notice or approval, and continued compliance with capital requirements.
         In July 1993, BankAtlantic received approval from the OTS to redeem all remaining capital notes and other subordinated debentures. BankAtlantic redeemed the $6.8 million of 1986 Capital Notes and $1 million of 14% other subordinated debentures on August 31, 1993 at par. The Capital Notes bore interest at a weighted average rate of 11.83%, substantially in excess of then current market rates. Funds for the redemption were provided from loan repayments.
         On February 28, 1990, BankAtlantic filed an application with the OTS to issue up to $12.0 million of subordinated debentures in private transactions and to include such subordinated debentures as regulatory capital. This offering was closed in 1990. During the quarter ended March 31, 1990, BFC advanced BankAtlantic $2.5 million for the purchase of such subordinated debentures, subject to regulatory approval. On May 30, 1990, BankAtlantic received OTS approval, subject to certain conditions, to include up to $12.0 million of the subordinated debentures as regulatory capital. Effective March 30, 1990, BFC acquired $2.5 million of such subordinated debentures. In June 1990, a third party acquired $1.0 million of BankAtlantic's subordinated debentures. The subordinated debentures had an interest rate of 14% per annum. The subordinated debentures was issued with warrants entitling the holder to purchase shares of BankAtlantic common stock at an exercise price of $4.62 per share at any time prior to maturity. On June 30, 1990, BFC exercised its warrants and converted $2.5 million of subordinated debentures to 541,430 shares of BankAtlantic common stock, increasing BFC's common stock ownership percentage of BankAtlantic to 69.9% at that time. The conversion of the subordinated debentures to common stock was approved at BankAtlantic's Annual Meeting of shareholders held on July 10, 1990. Included in risk-based capital at December 31, 1992 was $3.8 million of Capital Notes and subordinated debentures. The $1.0 million subordinated debentures issued to the unaffiliated third party was to mature in June 1997 and had detachable warrants to purchase 216,573 common shares of BankAtlantic, at $4.62 per share. On March 31, 1991, BankAtlantic issued to its existing shareholders, 4,878 shares of common stock and $8,000 of 14% subordinated debentures, having a March 1998 maturity date, with related warrants to purchase 4,600 shares of common stock. The warrants for the 4.600 shares may be exercised at $1.74 per share any time prior to maturity of the related debentures by payment of the exercise price in cash or by surrendering related debentures having an outstanding principal amount and accrued interest, if any, equal to the amount payable or a combination thereof. The remaining $1.0 million and $8,000 of subordinated debentures were redeemed along with the Capital Notes on August
31, 1993. However, the warrants related to such debentures are detachable and may remain outstanding until the earlier of exercise or original maturity of the subordinated debentures. The warrants outstanding at December 1993, relating to the redeemed debentures are 216,573 and 4,025 with exercise prices of $4.62 and $1.74, respectively.
         On November 12, 1993, BankAtlantic closed a public offering of 1.8 million common shares at a price of $13.50 per common share. Of the 1.8 million shares sold, 400,000 shares were sold by BankAtlantic and 1.4 million shares were sold by BFC. Net proceeds to BankAtlantic from the sale of the 400,000 shares were approximately $4.6 million. In connection with the public offering, BankAtlantic granted the underwriters a 30 day option to purchase up to 270,000 additional shares of common stock to cover over-allotments. On November 10,1993, the underwriters exercised this option to purchase the 270,000 shares, with a closing date of November 18, 1993. The additional net proceeds to BankAtlantic were approximately $3.4 million. Upon sale of the 2,070,000 shares, BFC's ownership of BankAtlantic changed from 77.83% to 48.17%.
         On April 6, 1984, BankAtlantic's stockholders approved a Stock Option Plan under which options to purchase up to 310,000 shares of common stock may be granted. The plan provided for the grant of both incentive stock options and non-qualifying options. The exercise price of an incentive stock option will not be less than the fair market value of the common stock on the date of the grant. The exercise price of non-qualifying options will be determined by a committee of the Board of Directors.
         On May 25, 1993, the Board of Directors authorized the issuance of 232,440 incentive stock options and 66,560 non-qualifying options. Of the incentive and non-qualifying stock options, 43,560 were issued at 110% of the fair market value at the date of grant. The remaining incentive and non-qualifying stock options were issued at the fair market value at the date of grant. Non-qualifying stock options for 23,000 shares were issued outside of the Plan to non-employee directors. These options have similar terms and conditions as non-qualifying options under the Plan.

         A summary of plan activity was:

                                Exercisable                  Price
                                  Shares                   Per Share
                                ------------  --------------------------------
Outstanding December 31, 1990      71,191     $   8.70        -         11.63
Expired                           (44,563)       11.30        -         11.63
Outstanding December 31, 1991
  and 1992                         26,628         8.70        -         11.63
Expired                              (173)                  11.30
Issued                            299,000        11.48        -         12.63
                                ------------  --------------------------------
Outstanding December 31, 1993     325,455     $   8.70        -         12.63
                                ============  ================================


         The stock options issued in May 1993 expire on May 25, 1998, and have the following commencement dates based on applicable vesting schedules:
99,667 on May 25, 1993; 99,667 on May 25, 1994 and 99,666 on May 25, 1995.
The remaining 26,455 options outstanding may currently be exercised and will expire in August 1996. At May 31, 1993, all issuable options under the Plan were outstanding and no further options will be granted under the Plan.

12.      Interest Rate Swaps

         In March 1991, a $35.0 million interest rate swap expired. This agreement called for fixed rate interest payments by BankAtlantic of 12.00% in exchange for variable rate payments based on the corporate bond equivalent of the three month U.S. Treasury Bill rate. The net interest expense relating to the interest rate swap was approximately $450,000 for the year ended December 31, 1991. BankAtlantic was exposed to credit loss in the event of nonperformance by the other party to the agreements, however no performance by the counter-party was required during the term of the agreement.

13.      Income Taxes

         BankAtlantic is permitted under the Internal Revenue Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. To the extent that (i) a savings institution's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) it makes distributions to shareholders that are considered to result in withdrawals from that excess bad debt reserve, then the amounts withdrawn will be included in its taxable income. The amount considered to be withdrawn by a distribution will be the amount of the distribution plus the amount necessary to pay the tax with respect to the withdrawal. Dividends paid out for the savings institution's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in withdrawals from its bad debt reserves. Accordingly, purchases of its outstanding common or preferred stock by BankAtlantic could result in an increase in BankAtlantic's taxable income in the period such stock is repurchased. The increase in taxable income would be the lesser of the amount repurchased divided by the reciprocal of the income tax rate or at December
31, 1993, $4.8 million.
         BankAtlantic adopted FAS 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes was immaterial, and thus, there was no cumulative effect adjustment. In accordance with FAS 109 deferred tax liabilities are not recognized on the base year tax bad debt reserve unless it becomes apparent that the reserve will be reduced and result in taxable income in the foreseeable future. At December 31, 1993, BankAtlantic's base year tax bad debt reserve was $6.6 million for which no deferred income taxes have been provided.
         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities at December 31, 1993 were:

                                                                (In thousands)

Deferred tax assets:
  Bad debt reserves for financial statement purposes            $       5,686
  Allowances recorded for financial statement purposes not
    currently recognized for tax purposes                               4,770
  Deferred compensation accrued for financial statement
    purposes not currently recognized for tax purposes                    112
  Unearned commitment fees                                                204
  Other                                                                   228
                                                               ---------------
Total gross deferred tax assets                                        11,000
Less valuation allowance                                               (1,464)
                                                               ---------------
Total deferred tax assets                                               9,536

Deferred tax liabilities:
  Bad debt reserve recorded for tax purposes not
    recorded for financial statement purposes                           1,164
  Office properties and equipment, due to differences in
    depreciation                                                        1,537
  FHLB stock, due to differences in the recognition of
    stock dividends                                                     1,647
  Deferred point income, due to differences in the
    recognition of loan origination fees                                1,507
  Receivable from the carrier recorded for financial
    statement purposes                                                    865
  Discount on mortgage-backed securities, due to the
    accretion of discounts                                                848
  Capital leases for financial reporting purposes and
    operating leases for tax purposes                                     686
  Pre-paid pension expenses                                               459
  Other                                                                   400
                                                               ---------------
Total gross deferred tax liabilities                                    9,113
                                                               ---------------
Net deferred tax assets at December 31, 1993                              423
Deferred income tax liability at December 31, 1992                      2,380
                                                               ---------------
Deferred income tax (benefit) for 1993                         $       (2,803)
                                                               ===============

         The valuation allowance for deferred tax assets as of January 1, 1993 was $2.4 million. The net change in the total valuation allowance for the year ended December 31, 1993 was a decrease of $963,000. The change in the valuation allowance was due to management's determination that, more likely than not, this deferred tax asset is realizable.

         The provision (benefit) for income taxes consisted of (in thousands):

                                                     For the Years Ended
                                                      December 31,
                                     ---------------------------------------
                                           1993          1992        1991
                                     -------------   ----------   ----------
Current:
   Federal                           $      9,695    $   6,469    $    (361)
   State                                    1,633          201           -
                                     -------------   ----------   ----------
                                           11,328        6,670         (361)
                                     -------------   ----------   ----------
Deferred:
   Federal                                 (2,445)       1,792       (4,480)
   State                                     (358)         (17)          -
                                     -------------   ----------   ----------
                                           (2,803)       1,775       (4,480)
                                     -------------   ----------   ----------
Utilization of net operating loss
  carryforwards:
   Federal                                    -           (389)          -
   State                                      -          1,145           -
                                     -------------   ----------   ----------
                                              -            756           -
                                     -------------   ----------   ----------

Settlement with IRS, net                   (1,432)          -            -
                                     -------------   ----------   ----------
Total                                $      7,093    $   9,201     $ (4,841)
                                     =============   ==========   ==========

         BankAtlantic's actual provision (benefit) differs from the Federal expected income tax provision (benefit) as follows (in thousands):

                                                     For the Years Ended
                                                      December 31,
                                         -----------------------------------
                                           1993          1992        1991
                                         ---------   ----------   ----------
Income tax provision (benefit) at
  expected federal income tax rate(1)    $  8,110    $ 8,328      $  (4,782)
    Increase (decrease) resulting from:
       Adjustment to allowance for loan
       losses recognized for financial
       statement purposes not currently
       recognized for tax purposes            613        -                -
       Tax-exempt interest income            (119)      (115)           (58)
       Provision for state taxes net of
         federal benefit                      828        877              -
       Other-net                               (4)       111             (1)
       Change in the beginning of the
         year balance of the valuation
         allowance for deferred tax assets
         allocated to income tax expense     (963)       -                -
       Adjustment to deferred tax assets
         and liabilities for enacted
         changes in the tax laws and rates     60        -                -
       Settlement with IRS, net(2)         (1,432)       -                -
                                         ---------   ----------   ----------
Total                                    $  7,093    $ 9,201      $  (4,841)
                                         =========   ==========   ==========


(1) The federal income tax rate is 35% for the year ended December 31, 1993 and 34% for the years ended December 31, 1992 and 1991.

(2) During the second quarter of 1993, BankAtlantic settled a claim with the IRS relating to net operating loss carrybacks and previous Federal income tax examinations through 1988, resulting in an increase in other interest income of $587,000 and a reduction in the provision for income taxes of $1.4 million.

         Deferred income tax expense (benefit) was comprised of (in thousands):


                                                                             For the Years Ended
                                                                                  December 31,
                                                                      -------------------------------------
                                                                         1993         1992          1991
                                                                      ----------    ----------   ----------
Decrease in deferred loan origination fees                             $  (358)     $  (435)     $  (757)
Amortization of discount on U.S. government securities                     319          167          106
Loss from joint ventures realized for financial statement purposes in
  excess of amounts recognized for income taxes                             -           (85)         (85)
FHLB stock dividend (sale)                                                 183          149         (181)
Increase (decrease) in leasing operations                                 (336)          83          393
Provision for loan losses reported in financial statements in excess of
  amount recognized for tax purposes                                       (26)      (2,784)         513
Adjustment to allowance for loan losses recognized for financial
  statement purposes not currently recognized for tax purposes             613           -             -
Expenses recorded for financial statement purposes not yet deductible
  for tax purposes                                                      (1,144)       (787)       (1,158)
Increase (decrease) in deferred income taxes attributable to
  realization (recognition) of net operating loss carryforward              -         1,781       (1,996)
Fidelity bond carrier recoveries recorded for financial statement purposes on the accrual basis and recorded on a cash basis
  for tax                                                                 (709)       4,270            -
Change in the beginning of the year balance of the valuation
  allowance for deferred tax assets                                       (963)          -             -
Adjustment to deferred tax assets and liabilities for enacted
  changes in the tax laws and rates                                        (60)          -             -
Other-net                                                                 (442)        (584)        (289)
                                                                      ----------    ----------   ----------
Total-net                                                              $(2,803)     $ 1,775      $(4,480)

     At December 31, 1991, BankAtlantic had a net operating loss carryforward for federal income tax purposes of approximately $5.2 million which would have expired in 2006. All 1991 net operating loss carryforwards were utilized during the year ended December 31, 1992.
    At December 31, 1991, BankAtlantic had a net operating loss carryforward for state income tax purposes of approximately $21.6 million of which approximately $1.6 million expire in 1999, $4.7 million expire in 2003, $8.5 million expire in 2004, and $6.8 million expire in 2006. All state net operating loss carryforwards were utilized during the year ended December 31, 1992.
         On August 12, 1993, President Clinton signed the Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act"). The most significant change to be implemented by the 1993 Omnibus Act, as it relates to BankAtlantic, is to increase the highest corporate rate from 34% to 35% retroactively to January 1, 1993. The impact on BankAtlantic's Consolidated Statement of Earnings at the enactment date was to increase the provision for income taxes by approximately $175,000.

14.      Pension Plan

        BankAtlantic sponsors a non-contributory defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits are based on years of service and the employee's average earnings received during the highest five consecutive years out of the last ten years of employment. The funding policy is to contribute an amount not less than the ERISA minimum funding requirement nor more than the maximum tax-deductible amount under Internal Revenue Service rules and regulations. No contributions were made to the Plan during the three years ended December 31, 1993.
Plan assets consist generally of fixed income investment securities, corporate equities and cash equivalents as of the most recent reporting date.

       The following table sets forth the Plan's funded status and amounts recognized in BankAtlantic's Statements of Financial Condition:



                                                         December 31
                                                ------------------------------
                                                  1993                1992
                                                -------------      -----------
                                                        (In thousands)
                                                ------------------------------
Actuarial present value of accumulated benefit
  obligation, including vested benefits of
  $9,093 and $6,225                                $  (9,555)       $  (6,561)
                                                ---------------    -----------
Actuarial present value of projected benefit
  for service rendered to date                      (12,609)          (8,882)
Plan assets at fair value                            11,362           11,002
Plan assets in excess (below) projected benefit ---------------    -----------
  obligation                                         (1,247)           2,120
Unrecognized net loss from past experience
  different from that assumed and effects
  of changes in assumptions                           4,805            1,694
Prior service cost not yet recognized in net
  periodic pension cost                                 (95)             (11)

Unrecognized net asset at October 1, 1987 being
  recognized over 15 years                           (2,344)          (2,612)
                                                ---------------    -----------
Prepaid pension cost included in other assets     $   1,119        $   1,191
                                                ===============    ===========


         Net pension cost includes the following components:


                                                     For the Years Ended
                                                      December 31,
                                         -----------------------------------
                                           1993          1992        1991
                                         ---------   ----------   ----------
Service cost benefits earned during
  the period                             $    594    $   610      $     602
Interest cost on projected benefit
  obligation                                  714        642            612
Actual return on plan assets                 (793)      (325)          (890)
Net amortization and deferral                (442)    (1,006)          (224)
Curtailment gain                               -          -            (351)
                                         ---------   ----------   ----------
Net period pension benefit               $     73    $  (79)       $   (251)
                                         =========   ==========   ==========


         During the year ended December 31, 1991, BankAtlantic reduced its work force resulting in a pension curtailment gain of $351,000.


         The assumptions used in accounting for the Plan were:


                                                   1993      1992       1991
                                                ---------  --------   -------
Weighted average discount rate                     7.00%     8.25%     8.25%

Rate of increase in future compensation levels     4.00%     5.00%     5.00%

Expected long-term rate of return(1)               9.50%     9.50%     9.50%
                                                ========   ========   =======


(1) The expected long-term rate of return has been adjusted during 1994 to 9.00%.

         BankAtlantic sponsors a defined contribution plan ("401k Plan") for all employees that have completed six months of service. Employees can contribute up to 14% of their salary, not to exceed $8,994 at December 31, 1993. For employees that fall within the highly compensated criteria, maximum contributions are 8% of salary. During part of 1991, BankAtlantic matched employee contributions based on employee's salary and BankAtlantic's profits. Effective October 1991, BankAtlantic's 401k Plan was amended to include only a discretionary match as deemed appropriate by the Board of Directors. In November 1993 and 1992, the Board of Directors declared discretionary matches in the aggregate amount of approximately $60,000 and $40,000, respectively to be paid during March 1994 and 1993 to participants of record as of December
31, 1993 and 1992. Included in employee compensation and benefits on the consolidated statement of operations was $72,000 and $52,000 and $113,000 of expenses related to the 401k Plan for the years ended December 31, 1993, 1992 and 1991, respectively.

15.      Commitments and Contingencies

         BankAtlantic is lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum rental under such leases, at December 31, 1993, for the periods shown was (in thousands):

Year Ending December 31,                     Amount
                                       -----------------
1994                                    $    1,400
1995                                         1,083
1996                                           646
1997                                           247
1998                                           199
Thereafter                                    2,970
                                       -----------------
Total                                   $     6,545
                                       =================


   Rental expense for premises and equipment was $2.3 million, $3.5 million and $4.6 million for the years ended December 31, 1993, 1992 and 1991, respectively. Included in other liabilities at December 31, 1993 and 1992, is an allowance of $400,000 and $740,000, respectively, for future rental payments on closed branches.
         During the ordinary course of business, BankAtlantic and its subsidiaries are involved as plaintiff or defendant in various lawsuits. Management, based on discussions with legal counsel, is of the opinion that no significant loss will result from these actions.
         BankAtlantic is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. BankAtlantic's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         Financial instruments with off-balance sheet risk were (in thousands) :

                                                              December 31,
                                                        ----------------------
                                                          1993          1992
                                                        -----------  ---------
Commitments to extend credit, including the
  undisbursed portion of loans in process               $  77,509    $  32,834

Standby and documentary letters of credit               $   3,898    $   7,154

Commitments to purchase mortgage-backed securities      $  10,000    $  80,000


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by BankAtlantic upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include first mortgages on commercial and residential real estate. As part of the commitment for standby letters of credit, BankAtlantic is required to collateralize 120% of the commitment balance with mortgage-backed securities. At December 31, 1993, $7.5 million of mortgage-backed securities were pledged against the commitment balance.

         Standby letters of credit written are conditional commitments issued by or for the benefit of BankAtlantic to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral supporting those commitments which are collateralized similar to other types of borrowings.
         BankAtlantic is required to maintain average reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $9.4 million and $15.3 million at December 31, 1993 and 1992, respectively.
         BankAtlantic is a member of the FHLB system. As a member, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta, in amounts at least equal to the greater of (i) 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or (ii) 5% of its outstanding advances from the FHLB of Atlanta. As of December 31, 1993, BankAtlantic was in compliance with this requirement with an investment of approximately $8.7 million in stock of the FHLB of Atlanta.

16.      Regulatory Matters

         The Financial Institutions Reform Recovery and Enforcement Act of 1989 (FIRREA) was signed into law on August 9, 1989, and FIRREA's regulations for savings institutions' minimum capital requirements went into effect on December 7, 1989. The regulations require savings institutions to have minimum regulatory tangible capital equal to 1.5% of adjusted total assets, a minimum 3% core capital ratio and a minimum 8.0% risk-based capital ratio. Among other things, the ability to include investments in impermissible activities in core and tangible capital will be phased out by July 1, 1994.

         At December 31, 1993, BankAtlantic's regulatory capital position was (unaudited):
                                         Tangible        Core      Risk-Based
                                          Capital       Capital     Capital
                                     -------------   -----------  ----------
GAAP stockholders' equity            $     90,652    $  90,652    $  90,652
  Adjustments:
    Non-includable subsidiaries              (642)        (642)        (642)
  Additional capital:
    Allowable allowances for loans
      and tax certificates                    -           -           9,035
                                     -------------   -----------  ----------
Regulatory capital                         90,010       90,010       99,045
Minimum capital requirement                20,378       40,757       59,176
                                     -------------   -----------  ----------
Regulatory capital excess            $     69,632    $  49,253    $  39,869
                                     =============   ===========  ==========

Regulatory capital as a percent of
  adjusted total assets:
    Required                                 1.50%        3.00%        8.00%
                                     =============   ===========  ==========
    Actual                                   6.63%        6.63%       13.40%
                                     =============   ===========  ==========


    In addition, savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

    The FDICIA requires financial institutions to take certain actions relating to their internal operations, including: providing annual reports on financial condition and management to the appropriate Federal banking regulators, having an annual independent audit of financial statements performed by an independent public accountant, and establishing an independent audit committee comprised solely of outside directors. The FDICIA also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits.
    The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized" "significantly undercapitalized", and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including requirements to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.
    To be considered "well capitalized," a savings institution must generally have a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. At December 31, 1993 BankAtlantic's core, Tier 1 risk-based and total risk based capital ratios were 6.63%, 12.18% and 13.40%, respectively, thus, meeting the requirements of "well capitalized"
(unaudited).
    The payment of dividends by BankAtlantic is limited by federal regulations. Effective August 1, 1990, the OTS adopted a new regulation that limits all capital distributions made by savings institutions, including cash dividends, by permitting only certain institutions that meet specified capital levels to make capital distributions without prior OTS approval. The regulation established a three-tiered system, with the greatest flexibility afforded to well-capitalized institutions. An institution that meets all of its fully phased-in capital requirements and is not in need of more than normal supervision would be a "Tier 1 Institution." An institution that meets its minimum regulatory capital requirements but does not meet its fully phased-in capital requirements would be a "Tier 2 Institution." An institution that does not meet all of its minimum regulatory capital requirements would be a "Tier 3 Institution." A Tier 1 Institution may, after prior notice, but without the approval of the OTS, make capital distributions during a calendar year up to 100% of net income earned to date during the current calendar year plus 50% of its capital surplus ("Surplus" being the amount of capital over its fully phased-in capital requirement). Any additional capital distributions would require prior regulatory approval. A Tier 2 institution may, after prior notice, but without the approval of the OTS, make capital distributions of between 50% and 75% of its net income over the most recent four-quarter period (less any dividends previously paid during such four-quarter period) depending on how close the institution is to its fully phased-in risk-based capital requirement. A Tier 3 Institution would not be authorized to make any capital distributions without the prior approval of the OTS. Notwithstanding the provision described above, the OTS also reserves the right to object to the payment of a dividend on safety and soundness grounds. In August and December, 1993, BankAtlantic declared cash dividends of $0.06 per share (totaling $0.12 per share), payable September 1993 and January 1994, respectively, to its common stockholders. A 15% common stock dividend was declared in May, 1993. BankAtlantic expects to continue dividend payments on its non-cumulative preferred stock. In March 1994, the Board of Directors declared a cash dividend of $.06 per share payable in April 1994 to its common stockholders.
    On April 16, 1991, BankAtlantic voluntarily entered into a Supervisory Agreement ("Agreement") with the OTS. The Agreement required BankAtlantic to implement additional policies and reporting procedures relating to the internal operations of BankAtlantic within specified time frames, and to particularly address concerns relating to classified assets, general valuation allowances and the policies, procedures, information reporting and guidelines in the consumer loan department. Furthermore, BankAtlantic has agreed it will not increase the level of its consumer loans above its April 16 1991 level of consumer loans until such time as BankAtlantic's new consumer lending policy is deemed acceptable by the OTS. BankAtlantic believes that it has addressed the requirements of the agreements and that it is in compliance with such agreements. BankAtlantic does not believe that the terms and conditions of the agreements will have any material adverse effect on its anticipated business or that they will materially effect BankAtlantic's relationships with its customers or depositors and accordingly, should not have any significant effect on its financial condition and results of operations.

17.     Subject Portfolio

    From 1987 through 1990, BankAtlantic purchased in excess of $50 million of indirect home improvement loans from certain dealers, primarily in the northeastern United States. BankAtlantic ceased purchasing loans from such dealers in the latter part of 1990. These dealers are affiliated with each other but are not affiliated with BankAtlantic. In connection with loans originated through these dealers, BankAtlantic funded amounts to the dealers as a dealer reserve. Such loans and related dealer reserves are hereafter referred to as the "Subject Portfolio." The risk of amounts advanced to the dealers is primarily associated with loan performance but secondarily is dependent on the financial condition of the dealers. The dealers were to be responsible to BankAtlantic for the amount of the reserve only if the loan giving rise to the reserve became delinquent or was prepaid. These dealers have currently not indicated any financial ability to fund the dealer reserve.
    In late 1990, questions arose relating to the practices and procedures used in the origination and underwriting of the Subject Portfolio, which suggested that the dealers, certain home improvement contractors and borrowers engaged in practices intended to defraud BankAtlantic. Due to these questions and potential exposure, BankAtlantic performed, and continues to perform, certain investigations, notified appropriate regulatory and law enforcement agencies, and notified its fidelity bond carrier. After an initial review and discussions with the carrier, BankAtlantic concluded that any losses sustained from the Subject Portfolio would adequately be covered by its fidelity bond coverage and, in fact, on August 13, 1991, the carrier advanced $1.5 million against BankAtlantic's losses. This payment and future payments by the carrier were to be subject to identification and confirmation of the losses which are appropriately covered under the fidelity bond.
    Subsequently, commencing in September, 1991, as a consequence of issues raised by the carrier, BankAtlantic reviewed the Subject Portfolio without regard to the availability of any fidelity bond coverage. As a result of the review, the provision for loan losses for the year ended December 31, 1991 was increased by approximately $5.7 million, approximately $5.5 million of loans were charged off, and $2.7 million of dealer reserves were charged to current
operations.   On December 20, 1991, the carrier denied coverage and
BankAtlantic thereafter filed an appropriate action against the carrier.
    On October 30, 1992, BankAtlantic and the carrier entered into the Covenant Not To Execute (the "Covenant"). Pursuant to the Covenant, BankAtlantic will continue to pursue its litigation against the carrier, which is currently in the early stages of discovery, but has agreed to limit execution on any judgement obtained against the carrier to $18 million. Further, BankAtlantic agreed to join certain third parties as defendants in that action. The carrier paid BankAtlantic $6.1 million during the fourth quarter of 1992 and paid an additional $3 million in November 1993, and has agreed to pay an additional $2.9 million in November 1994. Such amounts related to losses and expenses previously charged to operations by BankAtlantic. Additional reimbursements are made on a quarterly reporting basis commencing with the period ended December 31, 1992. Reimbursable amounts are as defined in the Covenant. Based upon such definitions BankAtlantic has and will continue to record estimated charges to operations in advance of when such charges become reimbursable. Amounts to be reimbursed will be reflected in the period for which reimbursement is requested. Through December 31, 1993, the carrier has paid or committed to pay approximately $15.4 million. The 1993 and 1994 committed amounts noted above have been accrued after imputing interest at 9%. The financial statement effect of the Covenant for the fourth quarter and year ended December 31, 1992 was to reduce expenses by $3.3 million, increase interest income by $1.9 million and to record $7.3 million of loan loss recoveries. The financial statement effect of the Covenant for 1993 was to reduce expenses by $942,000, to increase interest income by $757,000 and record $972,000 of loan loss recoveries. Included in other assets was a $3.3 million receivable due from the carrier at December 31, 1993. In no event will the carrier be obligated to pay BankAtlantic in the aggregate more than $18 million. However, in the event of recovery by BankAtlantic of damages from third party wrongdoers, BankAtlantic will be entitled to retain such amounts until such amounts, plus any payments received from the carrier equal to $22 million. Thereafter, the carrier will be entitled to any such recoveries to the extent of its payments to BankAtlantic. To the extent that BankAtlantic incurs losses in excess of $18 million plus available recoveries from third parties, BankAtlantic will be required to absorb any such losses.
At December 31, 1993, the remaining amount of reimbursement available from the carrier was approximately $2.6 million. BankAtlantic does not currently anticipate that the aggregate losses in the Subject Portfolio will exceed $18 million. BankAtlantic also agreed to exercise reasonable collection activities with regard to the Subject Portfolio and to provide the carrier with a credit for any recoveries with respect to such loans against future losses that the carrier would otherwise be obligated to reimburse.
    The balance of the loans and dealer reserve associated with the Subject Portfolio amounted to approximately $24.4 million and zero at December 31, 1993, and $29.9 million and $2.5 million at December 31, 1992, respectively.
At December 31, 1993, 10% of the loans were secured by collateral in South Florida and 90% of such loans were secured by collateral in the northeastern United States. Collateral for these loans in generally a second mortgage on the borrower's property. However, it appears that in most cases, the property is encumbered with loans having high loan to value ratios. Although as indicated above, the dealer reserves are not collateralized, the risk relating to amounts advanced to the dealers are primarily associated with loan performance. Loans in the "Subject Portfolio" are charged-off if payments are more than 90 days delinquent.
    Related to the above are suits filed in New Jersey and New York. The New Jersey action seeks civil remedies against certain contractors and a dealer and also seeks to cancel or modify certain mortgage loans. BankAtlantic had purchased individual loans from the named dealer and such purchased loans include loans for which a named contractor is listed as providing home improvements. While BankAtlantic is not a party to that action, a status conference was held in December 1993 which indicated that discovery is to be completed by May 1994 and BankAtlantic must determine by April 1994 whether to intervene in the action. The New York action purports to be a class action against over 25 individuals and entities, including BankAtlantic. The named plaintiffs purport to also represent other unnamed plaintiffs that may have obtained loans from dealers who subsequently sold such loans to BankAtlantic. Plaintiffs base their claims on various grounds and seek, among other things, rescission of the loan agreements, damages, punitive damages, costs, attorney fees, penalties under the truth in lending act and treble damages under RICO. The plaintiffs' Motion to Certify the Class was made in November, 1993. The court has not yet ruled on this motion.

18.     Selected Quarterly Results (Unaudited)


    The following tables summarize the quarterly results of operations for the years ended December 31, 1993 and 1992 (in thousands except per share data):


                                              First        Second       Third       Fourth
1993                                         Quarter       Quarter     Quarter      Quarter         Total
                                            -----------  ----------  ------------  ------------   ---------
Interest income                              $   24,636   $  23,941    $  23,318     $  22,608    $  94,503
Interest expense                                  9,760       9,157        8,548         8,522       35,987
                                            ------------ ----------  ------------  ------------   ---------
Net interest income                          $   14,876   $  14,784    $  14,770     $  14,086    $  58,516
Provision for loan losses                    $    1,614   $     674          691           471        3,450
                                            ------------ ----------  ------------  ------------   ---------
Net interest income after provision
    for loan losses                          $   13,262   $  14,110    $  14,079     $  13,615    $  55,066
                                            ------------ ----------  ------------  ------------   ---------
Income before income taxes                   $    4,802   $   5,512    $   6,950     $   5,907    $  23,171
                                            ------------ ----------  ------------  ------------   ---------
Net income                                   $    3,032   $   4,886    $   4,147     $   4,013    $  16,078
                                            ============ ==========  ============  ============   =========
Income per common and common
    equivalent share                         $      .58   $     .79    $     .65     $     .60    $    2.52
                                            ------------ ----------  ------------  ------------   ---------
Income per common and common
    equivalent share assuming full
    dilution                                 $      .49   $     .79    $     .65     $     .60    $    2.51
                                            ------------ ----------  ------------  ------------   ---------
Weighted average number of common
    and common equivalent shares
    outstanding                               4,805,397   5,952,312    6,023,554     6,362,486    6,054,402
                                            ------------ ----------  ------------  ------------   ---------
Weighted average number of common
    and common equivalent shares
    outstanding assuming full
    dilution                                 5,897,467    5,952,312    6,028,324     6,362,486    6,091,800
                                            ------------ ----------  ------------  ------------   ---------

    During the second quarter, BankAtlantic settled a claim with the IRS relating to net operating loss carrybacks and previous Federal income tax examinations through 1988, resulting in an increase in other interest income of $587,000 and a reduction in the provision for income taxes of $1.4 million.
    The weighted average number of common and common equivalent shares outstanding during the first quarter of 1993 were not restated to reflect the exercise of warrants by BFC.


                                              First        Second       Third       Fourth
1992                                         Quarter       Quarter     Quarter      Quarter         Total
                                            -----------  ----------  -----------   -----------   ----------
Interest income                              $   30,617  $   29,674   $   29,747     $  26,711    $ 116,476
Interest expense                                 16,141      14,617       13,659        11,150       55,567
                                            -----------  ----------  -----------   -----------   ----------
Net interest income                          $   14,476  $   15,057   $   15,815     $  15,561    $  60,909
Provision for (recovery from) loan losses    $    3,603  $    4,078   $    2,797     $  (3,828)   $   6,650
                                             ----------  ----------  -----------   -----------   ----------
Net interest income after provision for
    (recovery from) loan losses              $   10,873  $   10,979   $   13,018     $  19,389   $   54,259
                                             ----------  ----------  -----------   -----------   ----------
Income before income taxes                   $    1,203  $    1,353   $    2,621     $  19,316   $   24,493
                                             ----------  ----------  -----------   -----------   ----------
Net income                                   $      808  $      908   $    1,751     $  12,581   $   16,048
                                             ==========  ==========  ===========   ===========   ==========
Income per common and common equivalent
    share                                    $      .12  $      .15   $      .33    $     2.62   $     3.23
                                             ----------  ----------  -----------   -----------   ----------
Income per common and common equivalent
    share assuming full dilution            $      .11  $      .13   $      .29    $     2.18   $     2.79
                                             ----------  ----------  -----------   -----------   ----------
Weighted average number of common and
    common equivalent shares outstanding      4,681,629   4,684,138    4,684,267     4,726,362    4,694,099
                                             ----------  ----------  -----------   -----------   ----------
Weighted average number of common and
    common equivalent shares outstanding
    assuming full dilution                    5,161,781   5,304,746    5,450,726     5,682,086    5,440,798
                                             ----------  ----------  -----------   -----------    ---------

    During the fourth quarter, BankAtlantic sold approximately $115.4 million of mortgage-backed securities at a gain of $5.2 million. Additionally, BankAtlantic recovered $3.3 million in expenses, recorded loan loss recoveries of $7.3 million and increased interest income by $1.9 million for circumstances relating to the Subject Portfolio and the Covenant discussed in
Note 17. Also during the fourth quarter, BankAtlantic recorded a $756,000 ($.16 and $.14 per share for primary and fully diluted income per share, respectively) extraordinary gain from the utilization of state net operating loss carryforwards.

19.     Other Information

    On November 14, 1991, BFC increased its common stock ownership in BankAtlantic to 72.50% by acquiring in the open market an additional 115,000 shares of BankAtlantic common stock at a per share price of $.76. The increase in ownership was subject to all regulatory approvals which have been received. As further discussed in Note 11, BFC increased its common stock ownership in BankAtlantic to 77.83% at June 30, 1993 and subsequently, in November 1993, sold 1.4 million shares of BankAtlantic common stock to decrease their ownership percentage to 48.17% at December 31, 1993.
    The Chairman and President of BFC is Alan B. Levan, who also serves as the Chairman and Chief Executive Officer of BankAtlantic. John E. Abdo, a director of BFC, is the Vice Chairman of BankAtlantic and Chairman and President of BankAtlantic Development Corporation, a wholly owned subsidiary of BankAtlantic.
    BankAtlantic is exploring the formation of a holding company which will own 100% of BankAtlantic's common stock. Any such formation would be subject to shareholder approval and would generally involve a shareholder exchanging their shares of BankAtlantic for shares in the new entity. At the time of any such exchange, a shareholder's proportionate ownership position in the new entity would be equal to the proportionate interest previously held in BankAtlantic. BFC has indicated that it would vote in favor of this type of shareholder proposal.

20.     Investments In and Advances To Joint Ventures

    BankAtlantic, through its wholly-owned subsidiary, BankAtlantic Development Corporation ("BDC"), has non-consolidated equity interests ranging from 35% to 50% in joint ventures engaged primarily in the acquisition, development and construction of various real estate projects. By December 31, 1991, all development and construction activities had been completed and the remaining real estate of the ventures consists of single family homes and lots held for sale. Included in "Other Assets" in the consolidated statement of condition is $1.2 million of investments and advances to joint ventures at December 31, 1993 and 1992, respectively.

    Summarized combined financial information (unaudited) of the joint ventures was (in thousands):


                                                         December 31
                                                ------------------------------
                                                  1993                1992
                                                -------------    -------------
Condensed Statements of Financial Condition
Assets:
  Cash                                            $     864        $     298
  Real estate held for sale                             313            1,014
  Other assets                                          249              104
                                                -------------    -------------
Total income                                      $   1,426        $   1,416
                                                =============    =============
Liabilities and partners' equity:
  Loans and notes payable                         $   1,264        $   1,269
  Accounts payable and other liabilities                448              378
Partners' (deficit) equity                             (286)            (231)
                                                -------------    -------------
Total                                             $   1,426        $   1,416
                                                =============    =============

                                                     For the Years Ended
                                                      December 31,
                                         -----------------------------------
                                           1993          1992        1991
                                         ---------   ----------   ----------
Condensed Statements of Operations
Income:
  Sales                                  $    721    $   160      $   47,527
  Cost of sales                               725        162          40,983
                                         ---------   ----------   ----------
  Net (loss) gain on sales                     (4)        (2)          6,544
  Interest and other income                    87         90           2,208
                                         ---------   ----------   ----------
  Total income                                 83         88           8,752
                                         ---------   ----------   ----------
Expenses:
  Interest expense                             73         84           1,433
  Other expense                                65        198           2,531
                                         ---------   ----------   ----------
  Total expenses                              138        282           3,964
                                         ---------   ----------   ----------
Net (loss) income                        $    (55)   $  (194)     $    4,788
                                         =========   ==========   ==========


Included in loans and notes payable above as of December 31, 1993 and 1992, respectively, was $1.0 million due to BankAtlantic. These loans are included with "Investments In and Advances To Joint Ventures" in BankAtlantic's financial statements. During 1991, two joint venture projects were sold for gains of $1.9 million and $1.2 million. Proceeds from the sales reduced the investments in and advances to joint ventures by approximately $8.4 million in 1991.
    During 1992, BDC established a $250,000 allowance account against its investment in the remaining properties, of which a balance of $182,000 remained at December 31, 1993. Such amount is included in (income) loss from joint venture investments in BankAtlantic's Consolidated Statement of Operations, but is not in the condensed statement of the ventures due to a dispute and related litigation with the joint venture partners.

21.     Estimated Fair Value of Financial Instruments

    The information set forth below provides disclosure of the estimated fair value of BankAtlantic's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS 107) issued by the FASB.
    Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BankAtlantic's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.
    Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category such as commercial, commercial real estate, residential mortgage, second mortgages, and other installment. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.
    The fair value of performing loans, except residential mortgage and adjustable rate loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of average maturity is based on BankAtlantic's historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for national historical prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.
    For adjustable rate loans, the fair value is estimated at book value after adjusting for credit risk inherent in the loan. BankAtlantic's interest rate risk is considered insignificant since the majority of BankAtlantic's adjustable rate loans are based on prime rates or one year Constant Maturity Treasuries ("CMT") rates and adjust monthly or generally not greater than one year.
    Fair values of non-performing loans are based on the assumption that non-performing loans are on a non-accrual status discounted at market rates during a 24 month work-out period. Assumptions regarding credit risk are judgementally determined using available market information and specific borrower information.
    The fair value of tax certificates and other investment securities is calculated by discounting estimated cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the investment. Tax certificates do not have stated maturities. Estimated cash flows were based on BankAtlantic's historical experience, modified by current economic conditions.
    Fair value of mortgage-backed securities is estimated based on bid prices available from security dealers.
    Under FAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand at December 31, 1993. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using alternative borrowing rates adjusted for maintenance and insurance costs.
    The book value of securities sold under agreements to repurchase approximates market value. The fair values of advances from FHLB, capital notes and other subordinated debentures were based upon comparable terms to maturity, interest rates and issuer credit standing.
    The following table presents information for BankAtlantic's financial instruments at December 31, 1993 and 1992 (in thousands):


                                                                          December 31,
                                           -----------------------------------------------------------------
                                                       1993                               1992
                                           -----------------------------------------------------------------

                                              Carrying             Fair          Carrying             Fair
                                               Amount            Value           Amount            Value
                                           ------------    --------------     -------------     ------------
Financial assets:
    Cash and due from depository
      institutions                          $    36,351    $    36,351          $    31,208      $    31,208
    Mortgage-backed securities                  526,365        540,918              487,494          498,995
    Tax certificates and other investment
      securities                                 97,701         97,674              120,424          122,288
    Loans receivable                            595,887        606,772              556,662          581,292


Financial liabilities:
    Deposits                                $ 1,076,360    $ 1,087,382          $ 1,108,115      $ 1,118,194
    Securities sold under agreements to
      repurchase                                 21,135         21,130               21,532           21,532
    Capital notes and other subordinated
      debentures                                    -             -                   9,524           10,168
    Advances from Federal Home Loan Bank        128,300        128,722               66,100           66,921
                                           =============   ==============     ==============    ============

    The contract amount and related fees of BankAtlantic's commitments to extend credit, standby letters of credit, and financial guarantees approximates fair value (see Note 16 for the contractual amounts of BankAtlantic's financial instrument commitments).

            BankAtlantic, A Federal Savings Bank and Subsidiaries


ITEM 6.  SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
                                               December 31,
                            -------------------------------------------------
                               1993      1992      1991      1990      1989
                            --------- --------- --------- --------- ---------
                                              (In thousands)
Statement of Financial Condition:
Total assets               $1,359,195 1,303,071 1,455,822 1,896,587 1,886,453
Loans receivable-net          595,887   556,662   728,515   964,863 1,116,313
Mortgage-backed securities    526,365   487,494   460,780   439,509   461,406
Tax certificates and other
 investment securities,
 net (1)                       97,701   120,424   109,076   115,763   142,057
Purchased mortgage
 servicing rights and
 other intangibles             19,833     7,655     6,748     4,663     4,067
Deposits                    1,076,360 1,108,115 1,255,513 1,455,967 1,430,219
Advances from FHLB and
 securities sold under
 agreements to repurchase     149,435    87,632    94,332   309,879   329,875
Total stockholders' equity $   90,652    66,165    50,997    53,230    57,977
                            ========= ========= ========= ========= =========

                                  For the Years Ended December 31,
                            ------------------------------------------
                               1993      1992      1991      1990      1989
                            --------- --------- --------- --------- ---------
                                 (In thousands, except share data)
Statement of Operations Data:
Total interest income      $   94,503   116,476   145,532   175,979   192,453
Total interest expense         35,987    55,567    90,998   127,718   149,451
                            --------- --------- --------- --------- ---------
Net interest income            58,516    60,909    54,534    48,261    43,002
Provision for loan losses       3,450     6,650    17,540    17,655     5,350
                            --------- --------- --------- --------- ---------
Net interest income after
 provision for loan losses     55,066    54,259    36,994    30,606    37,652
                            --------- --------- --------- --------- ---------
Non-interest income:
Loan servicing and
 other loan fees                2,080     3,189     4,344     4,188     3,409
Gain on sales of loans and
 mortgage-backed securities     1,246     6,702     1,078     6,727     1,589
Gain (loss) on sales of
 investment securities              0       143        62      (151)     (282)
Other                           8,265     7,337     8,622     7,772     7,747
                            --------- --------- --------- --------- ---------
Total non-interest income      11,591    17,371    14,106    18,536    12,463
                            --------- --------- --------- --------- ---------
Non-interest expenses:
Employee compensation
 and benefits                  19,617    19,202    24,062    26,254    26,745
Occupancy and equipment         8,417     8,864    10,626    11,218    10,659
Federal insurance premium       2,750     2,772     3,281     2,883     3,060
Advertising and promotion         960       480     1,143     2,498     2,728
(Income) loss from joint
 venture investments               25       245    (2,335)      897       819
Foreclosed asset
 activity-net                   1,243     4,323     8,922     1,704     1,049
Other                          10,474    11,251    19,465    12,887    13,881
                            --------- --------- --------- --------- ---------
Total non-interest expense     43,486    47,137    65,164    58,341    58,941
                            --------- --------- --------- --------- ---------
Income (loss) before income
 taxes and extraordinary
 items                         23,171    24,493   (14,064)   (9,199)   (8,826)
Provision (benefit) for
income taxes                    7,093     9,201    (4,841)   (1,952)   (2,941)
                            --------- --------- --------- --------- ---------
Income (loss) before
 extraordinary items           16,078    15,292    (9,223)   (7,247)   (5,885)
Extraordinary items net
 of taxes                        -          756       660      -        2,331
                            --------- --------- --------- --------- ---------
Net Income (loss)          $   16,078    16,048    (8,563)   (7,247)   (3,554)
                            ========= ========= ========= ========= =========
Income (loss) per
 common and common
 equivalent share:
Income (loss) before
 extraordinary items       $     2.52      3.07     (2.12)    (1.64)    (1.60)
Extraordinary items               -        0.16      0.14       -        0.63
                            --------- --------- --------- --------- ---------
Net income (loss)          $     2.52      3.23     (1.98)    (1.64)    (0.97)
                            ========= ========= ========= ========= =========

Actual common shares
 outstanding at year end    6,478,605 4,681,628 4,681,628 4,676,750 4,135,320
                            ========= ========= ========= ========= =========

Weighted average number of
 common and common
 equivalent shares
 outstanding                6,054,402 4,694,099 4,680,439 4,409,743 3,669,019
                            ========= ========= ========= ========= =========

Income per common and
 common equivalent share
 assuming full dilution:
Income before
 extraordinary items       $     2.51      2.65    N/A       N/A       N/A
Extraordinary items               -        0.14    N/A       N/A       N/A
                            --------- --------- --------- --------- ---------
Net income                 $     2.51      2.79    N/A       N/A       N/A
                            ========= ========= ========= ========= =========

Weighted average number of
 common and common
 equivalent shares assuming
 full dilution              6,091,800 5,440,798    N/A       N/A       N/A
                            ========= ========= ========= ========= =========

            BankAtlantic, A Federal Savings Bank and Subsidiaries

                     SELECTED CONSOLIDATED FINANCIAL DATA

                                         Years Ended December 31,
                                    ----------------------------------
                                 1993     1992     1991     1990     1989
                               -------  -------  -------  -------  -------
Other Financial and Statistical Data:
Performance Ratios:
 Income (loss) on
  average assets (5)              1.25 %   1.10 %  (0.57)%  (0.38)%  (0.29)%
 Income (loss) on
  average equity (5)             21.32 %  27.09 % (16.36)% (12.48)% (10.26)%
 Dividend payout percent (6)      4.78 %    N/A      N/A      N/A      N/A
 Average equity to average
   assets                         5.85 %   4.07 %   3.51 %   3.08 %   2.81 %
 Interest rate margin
   during period                  4.90 %   4.78 %   3.71 %   2.76     2.24 %
 Average yield on loans,
  mortgage-backed securities,
  tax certificates, and
  investment securities           7.95 %   9.14 %   9.89 %  10.05 %  10.05 %
 Average cost of deposits
  and borrowings                  3.18 %   4.45 %   6.24 %   7.41 %   8.01 %
 Net interest spread (7)
   - during period                4.77 %   4.69 %   3.65 %   2.64 %   2.04 %
 Net interest spread (7)
  - end of period                 4.36 %   4.63 %   4.28 %   2.80 %   2.32 %
 Operating expenses as a
  percent of net interest
  income plus non-interest
  income                         62.03 %  60.22 %  94.94 %  87.34 % 106.27 %
Asset quality ratios:
 Non-performing assets as
  a percent of total loans
  and real estate owned           3.21 %   4.59 %   4.80 %   4.36 %    1.79%
 Charge-offs as a percent
  of total loans                  0.73 %   2.21 %   2.81 %   0.88 %    0.51%
 Loan loss allowance as a
  percent of total loans          2.77 %   2.88 %   1.85 %   1.61 %    0.52%
 Loan loss allowance as a
  percent of non-performing
  loans                         173.01 % 142.93 %  95.26 %  88.31 %   71.81%
 Non-performing loans as a
  percent of total loans          1.60 %   2.01 %   1.94 %   1.82 %    0.72%
 Non-performing assets as a
  percent of total assets         1.47 %   2.07 %   2.52 %   2.31 %    1.08%
Ratio of earnings
 to fixed charges:  (8)
Including interest on deposits    1.64     1.44     0.85     0.93      0.94
Excluding interest on deposits    6.53     4.00    (0.82)    0.71      0.79
Dollar deficiency of earnings
 to fixed interest
 charges (000's omitted)      $  -     $  -     $ 14,064 $  9,199  $  8,826
Number of:
   Offices (all full-service)       31       31       34       46        46
   Deposit accounts            113,459  120,558  144,942  165,486   175,547
   Total loans                  19,163   27,761   36,936   46,218    42,926
                               =======  =======  =======  =======   =======
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

General

    BankAtlantic commenced operations in 1952 as Atlantic Federal Savings and Loan Association, a federally chartered mutual savings and loan association; converting to a stock association in 1983. In 1987, BFC Financial Corporation acquired control of BankAtlantic. From 1952 to 1987, BankAtlantic operated as a traditional savings and loan association. During the periods ended December 31, 1987 and 1988, BankAtlantic had a thin capital base (with a surplus of only $258,000 of capital over the applicable requirements at December 31,
1988), high cost interest sensitive time deposits and borrowings, low levels of fee income, poorly structured interest rate swaps, no automatic teller machines, no drive through operations, outdated computer systems and a loan portfolio primarily consisting of long term , fixed rate mortgages. Additionally, shortly after the 1987 change in control, it was announced that the FSLIC was insolvent and all savings and loans associations, including BankAtlantic, were required to write-off their FSLIC secondary reserve fund assets. Based on the industry wide problems and the institution's structure, management concluded that a new direction and focus was required in order for the institution to survive and prosper in the changing economic and regulatory climate.
    The fundamental strategy was to shift from traditional thrift activities to activities more closely related to commercial banking. This strategy emphasized changing the deposit mix to transaction accounts from time deposits and providing a full range of other banking services to customers. Acting upon this plan, the institution, in 1987, converted to a federal savings bank and changed its name from Atlantic Federal Savings and Loan Association of Fort Lauderdale to BankAtlantic, A Federal Savings Bank. This overall strategy required substantial expenditures for marketing, equipment, computer software and personnel.
    During the same time period, regulations requiring increased capital ratios for savings institutions were adopted. As a consequence, in addition to its efforts to restructure its assets and liabilities, BankAtlantic was required to focus on increasing capital. As of December 31, 1993, BankAtlantic met all of the more stringent capital requirements established by FIRREA and FDICIA.
It did so by reducing its size, operations earnings and increasing its equity capital.

Results of Operations

    Net income of $16.1 million, $16.0 million and a net loss of $8.6 million were recorded for the three years ended December 31, 1993, 1992 and 1991, respectively. Operations for 1993 include, during the second quarter, settlement of a claim with the Internal Revenue Service ("IRS") relating to net operating loss carrybacks and previous federal income tax examinations through 1988, resulting in an increase in other interest income of $587,000 and a reduction in the provision for income taxes of $1.4 million. Net income during December 31, 1992 included a $756,000 net extraordinary gain during the fourth quarter, resulting from the utilization of state net operating loss carryforwards. Operations during the fourth quarter of 1992 also included amounts relating to the October 30, 1992 Covenant and to the Subject Portfolio. During the fourth quarter of 1992, and for the year ended December 31, 1992, the financial effect of the Covenant was to reduce expenses by $3.3 million, increase interest income by $1.9 million and recognize loan loss recoveries of $7.3 million. The Covenant was operative for all of 1993 and the financial effect of the Covenant for 1993 was to reduce expenses by $942,000, increase interest income by $757,000 and recognize loan loss recoveries of $972,000. Non-interest income for December 31, 1992 also includes gains of $5.9 million from sales of mortgage-backed and investment securities, compared to gains of $810,000 in 1991 and none in 1993, due to an absence of such sales. The loss during December 31, 1991 included a $660,000 net extraordinary gain from BankAtlantic's early retirement of $10.2 million of Capital Notes by exchanging cash payments, cash bonuses, and Non-Cumulative Preferred Stock ("Preferred Stock") to Capital Noteholders. During 1991, BankAtlantic wrote off $2.7 million in dealer reserves relating to loans in the Subject Portfolio, which, as indicated above, was subsequently recovered in 1992 from BankAtlantic's fidelity bond carrier.
    Income per common and common equivalent share (primary income per share) and income assuming full dilution (fully dilutive income per share) for the years ended December 31, 1993 and 1992 were $2.52 and $2.51; $3.23 and $2.79, respectively. For the year ended December 31, 1991, loss per common and common equivalent share was $1.98. Although 1993 net earnings increased compared to 1992, income per share in 1993 decreased due to the approximately
1.7 million of additional shares issued during 1993 relating to the second quarter exercise of warrants to acquire common stock by BFC and also the additional 670,000 shares issued in a November 1993 public offering. The effect of these new shares and the impact relating to the calculation of common stock equivalent shares outstanding decreased primary and fully dilutive income per share during 1993. The average and end-of-period stock price utilized in the calculation of dilutive securities was $12.88 and $13.75, and $3.84 and $7.17 at December 31, 1993 and 1992, respectively.
    Operations for the years ended December 31, 1993 and 1992 were also favorably impacted by lower provisions for loan losses and improved results in the operation and disposition of foreclosed properties as compared to each prior year. Another significant operating benefit during the three year period ended December 31, 1993 related to the interest rate environment and BankAtlantic's interest rate sensitivity gap position during these periods. From 1991 through mid-1993, BankAtlantic had a one-year negative interest rate sensitivity gap. Since that time, BankAtlantic has had a positive one-year interest rate sensitivity gap. A negative interest rate sensitivity gap provides the potential for widening interest margins and increased earnings during times of declining rates, the environment that existed during the periods under discussion. However, a negative gap will correspondingly negatively impact earnings when rates increase. During periods of declining rates, a significant amount of repayments and prepayments of loans and mortgage-backed securities occur due to refinancing alternatives at lower rates. BankAtlantic continues to experience this type of activity which will generally result in lower rates earned on interest-bearing assets newly acquired or which bear floating interest rates compared to the interest rates earned on prior year investments, loans and mortgage-backed securities. However, rates earned in 1994 will benefit from the final amortization in 1993 of dealer reserves relating to the Subject Portfolio, such net amortization amounted to approximately $2.2 million in 1993. Additional details concerning the items discussed above are contained in specific sections and tables of this Management's Discussion and Analysis.

Net-Interest Income

A financial summary of net interest income follows:

                                                                                 1993          1992
                                            For the Years                         to            to
                                           Ended December 31,                    1992          1991
                                           ------------------                 ------------   --------------
                                        1993        1992           1991           change       change
                                  ------------  ------------   -------------  ------------   --------------
                                                               (In thousands)
Interest and fees on loans        $    47,649     $ 62,229      $  89,638      $ (14,580)     $ (27,409)
Interest on mortgage-backed
  securities                           24,891       36,541         34,364        (11,650)         2,177
Interest on mortgage-backed
  securities available for sale         9,473          527          1,172          8,946           (645)
Interest and dividends on tax
  certificates and other investment
  securities                           11,903        17,179        20,358         (5,276)        (3,179)
Other interest income                     587           -           -                587           -
Interest on deposits                 (31,798)       (47,411)      (83,253)        15,613         35,842
Interest on advances from FHLB        (2,359)        (3,725)       (3,603)         1,366           (122)
Interest on securities sold under
  agreements to repurchase            (1,082)        (2,881)       (1,671)         1,799         (1,210)
Interest on capital notes and other
  subordinated debentures               (748)        (1,550)       (2,014)           802            464
Other interest expense                    -              -           (457)            -             457
                                  ------------  ------------   -------------  ------------   --------------
Net interest income               $    58,516     $  60,909    $   54,534     $   (2,393)    $    6,375
                                  ===========     ===========  =============  ============   ==============

    The changes in net interest income for the years ended December 31, 1993, 1992 and 1991 resulted from the following: the decrease in interest on loans primarily resulted from lower average loan balances and secondarily lower yields. BankAtlantic's average loan portfolio balances declined from $876.3 million during 1991 to $652.4 million during 1992 and to $532.3 million during 1993. These declines resulted from principal repayments exceeding loan originations primarily due to reduced originations in consumer lending and prepayments of residential loans and consumer loans. The average yield on BankAtlantic's loan portfolio has declined from 10.23% for the year ended December 31, 1991 to 8.95% for the year ended December 31, 1993. The decline in loan yields reflects the general decline in market interest rates, and repayment of higher yielding consumer loans. The decline in loan yields in 1993 was partially offset by an overall improvement in BankAtlantic's non-accruing loan balances, resulting in fewer reversals of interest income. The decrease in interest and dividends on tax certificates and other investment securities resulted primarily from lower yields on tax certificates during the comparable periods, and lower tax certificate balances during 1993 compared to 1992 and 1991. BankAtlantic purchased $78 million, $125.2 million and $121.8 million of tax certificates (at auctions and by purchases of deeds) during the years ended December 31, 1993, 1992 and 1991, respectively. Decreased interest on mortgage-backed securities resulted from lower yields earned on the mortgage-backed securities portfolio, offset, in whole or in part, by higher mortgage-backed securities portfolio balances in 1993 compared to 1992 and in 1992 compared to 1991. The higher balances and lower yields were the result of BankAtlantic restructuring its securities portfolio during 1992 and 1993 by using proceeds from loan repayments and sales of long-term fixed rate mortgage-backed securities to purchase adjustable rate and fixed rate five and seven year balloon mortgage-backed securities. During the year ended December 31, 1993, BankAtlantic used principal repayments on loans and tax certificates to purchase an additional $206.9 million of adjustable rate and fixed rate seven year balloon mortgage-backed securities. These actions reflected management's goal to minimize interest income volatility. Other interest income was solely related to an IRS settlement in June 1993.
    The decreases in interest expense on deposits resulted substantially from lower certificate account balances and lower short-term interest rates in 1993 and 1992 compared to the preceding years, and the continuing change in the deposit mix in 1993 from generally higher rate certificates of deposit to lower rate transaction accounts. Average transaction accounts to total deposits increased from 45.1% in 1991 to 51.3% and 58.5% in 1992 and 1993, respectively. The change in the deposit mix resulted from management's decision to pay commercial bank interest rates on time deposits and to actively pursue transaction and relationship accounts. Management's goal in changing the deposit mix is to improve BankAtlantic's net margin. Total deposits declined by $179 million from $1.26 billion at December 31, 1991 to $1.1 billion at December 31, 1993. During the period, time deposits declined by $206 million, while non-interest bearing deposits increased by $14.5 million. Management believes that a significant portion of the decline is a result of a historically low interest rate environment and the increasing availability of alternative investments for time deposits. The decline in interest on Capital Notes and other subordinated debentures was primarily due to the July 1992 redemption at par of $6.9 million of 1986 Capital Notes, the redemption of the remaining $67.8 million of both 1986 Capital Notes and the $1 million of 14% subordinated debentures during the third quarter of 1993, at par and the June 30, 1993 conversion of approximately $2.0 million of 13% subordinated debentures due to BFC into common stock of BankAtlantic. The Capital Notes and subordinated debentures were redeemed because the rates paid on this debt was in excess of the then current market rates. The effect of these redemptions on regulatory capital was not material. The decline in interest on FHLB advances was due to the maturity of higher yielding FHLB advances during 1992 and 1993, offset by higher balances of lower yielding short-term adjustable rate FHLB advances during 1992. Interest on securities sold under agreements to repurchase declined due to lower average borrowings and yields in 1993 compared to 1992, while the benefit of decreased yields paid during 1992 was more than offset by higher borrowings compared to 1991.
    During each of the three years ended December 31, 1993, BankAtlantic's average interest earning assets and average interest bearing liabilities decreased and the average rates earned and paid, respectively, also declined. The effect of lower rates and decreased volume resulted in lower interest income of $22.6 million in 1993. This decline was partially offset by a $19.6 million benefit from lower interest expenses due to lower volume and lower interest rates. These significant volume and rate changes occurred in 1992, with lower interest income of $29.1 million and lower interest expense of $35.4 million compared to 1991. Other interest expense declined in 1992 due to the March 1991 expiration of a $35.0 million interest rate swap. Details of these changes are further discussed below and are illustrated in the "Yields Earned and Rates Paid" and "Rate/Volume Analysis" tables included elsewhere herein.
    The average interest margin was 4.90%, 4.78% and 3.71% for the three years ended December 31, 1993, 1992 and 1991, respectively. The improved margin in 1993 compared to 1992 and 1991 resulted from the shift in the deposit mix previously discussed, lower short term interest rates, the redemption of Capital Notes and subordinated debentures, and the expiration of the interest rate swap. The present interest rate environment is expected to continue to reduce the average rate earned by BankAtlantic on its interest earning assets. However, this reduction may be offset, in whole or in part, by lower borrowing rates and a continued shift in the deposit mix to lower rate transaction accounts from higher rate time deposits.
    As described in "Asset and Liability Management", BankAtlantic has been changing the composition of its loan portfolio to shorter term, adjustable rate, higher yielding loans from traditional fixed rate, long term mortgage loans. This change in portfolio composition is intended to produce a continuing benefit in BankAtlantic's interest rate margin volatility. Shorter term, adjustable rate, higher yielding loans include consumer, construction and permanent (5-7 year) commercial real estate loans. These loans are generally considered to involve a higher risk of default than single-family residential loans. Repayment of construction and permanent commercial real estate loans is generally dependent on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy. Construction loans involve additional risks because loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to completion of construction.

Provision for Loan Losses and Declines in Value of Real Estate Owned

    Management conducts a monthly review of BankAtlantic's allowance for loan losses and all identified potentially problematic loans to determine if the allowance is adequate to absorb estimated loan losses and to evaluate appropriate courses of action. This review includes risk elements, all loans for which full collectibility may not be reasonably assured, and takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific non-performing loans, and current economic conditions and trends that may affect the borrower's ability to repay. The review is conducted by using the most current information available to BankAtlantic such as appraisals, inspection reports and borrower financial statements. An evaluation is also made of the estimated fair value of any underlying loan collateral.
    During the years ended December 31, 1993, 1992 and 1991, the provision for loan losses was $3.5 million, $6.7 million and $17.5 million, respectively. The provision in each of these years was substantially impacted by installment loan quality. Installment loan charge-offs amounted to $3.4 million, $10.4 million and $18.9 million in 1993, 1992 and 1991, respectively. Management believes that the declines in charge-offs resulted from portfolio maturity and runoff, lower interest rates and improved collection activity. Net installment loan charge-offs of $2.1 million, $1.8 million and $17.9 million in 1993, 1992 and 1991, respectively, were significantly impacted by the recoveries associated with the October 1992 Covenant with an insurance carrier. Installment loan recoveries from this source were $7.3 million in 1992 and $1 million in 1993. Charge-offs related to the installment loans for which the Covenant was executed, declined from $5.5 million 1991 to $2.5 million in 1992 and to $1 million in 1993.
    BankAtlantic's "risk elements" consist of restructured loans and "non-performing" assets. The classification of loans as "non-performing" is based upon management's evaluation of the overall loan portfolio and current and anticipated future economic conditions. BankAtlantic generally designates any loan that is 90 days or more delinquent as non-performing. BankAtlantic may designate loans as non-performing prior to the loan becoming 90 days delinquent, if the borrower's ability to repay is questionable. A "non-performing" classification alone does not indicate an inherent principal loss; however, it generally indicates that management does not expect the asset to earn a market rate of return in the current period. Restructured loans are loans for which BankAtlantic has modified the loan terms due to the financial difficulties of the borrower. At both December 31, 1993 and 1992, restructured loans were $2.7 million compared to $7.6 million in 1991. Non-performing assets, net of write downs and allowances, decreased in 1993 by $7.0 million to $20.0 million at December 31, 1993.
    Risk elements, net of write downs and dispositions, decreased in 1993 by $7.0 million to $22.6 million at December 31, 1993 and decreased in 1992 by $14.5 million to $29.7 million at December 31, 1992. The 1993 decline primarily resulted from sales of $5.1 million of real estate owned and a $3.2 million decline in non-accruing loans. The 1992 decrease primarily related to a $6.3 million decrease in real estate owned, a $3.3 million decrease in non-accrual assets, primarily consumer, and a $4.9 million decrease in restructured loans. The decrease in real estate owned primarily resulted from a provision for declines in value of real estate owned of $3.8 million, and proceeds received from the sales of real estate owned of $11.1 million offset by transfers of $2.4 million and $5.5 million of residential and commercial loans to real estate owned. The $3.3 million decrease in non-accrual assets resulted primarily from a $2.6 million and $476,000 decline in consumer and tax certificate non-accruals as of December 31, 1992, respectively. The decline in consumer non-accruals related to (a) repossessions occurring at an earlier stage in the collection process, (b) a reduction in size of the general loan portfolio, (c) charge-offs and (d) more stringent underwriting standards on new loans. The non-accrual tax certificate decline resulted from write-downs of affected certificates prior to reaching a non-accrual status. The $4.9 million decrease in restructured loans resulted from $7.2 million of commercial loans being taken off restructured status in 1992 offset by $2.3 million of commercial loans being restructured.
    At December 31, 1993, gross real estate loans amounted to $343.7 million, $134.3 million of which were residential loans which management believes carry minimal credit risk. The remaining real estate loans consisted of $198.1 million of commercial real estate loans, and $11.3 million of construction and development loans. Management believes that BankAtlantic's commercial real estate loans are adequately collateralized and generally involve no unusual risks of collectibility. Gross other loans amounted to $277.8 million, and included commercial (non-real estate) loans, bankers acceptances and installment (including second mortgage) loans of $28.0 million, $110.7 million and $139.1 million, respectively. Commercial and installment loans involve greater risks of collectibility, but management does not believe that such risks have been greater than normal industry experience for these types of loans except for the Subject Portfolio discussed under "Financial Condition." Bankers acceptances are short-term loans with minimal credit risk. Management estimates that net charge-offs for 1994 will be approximately $3-4 million for consumer loans, and $2-3 million for real estate and other loans.
    During the years ended December 31, 1993, 1992 and 1991, BankAtlantic's provisions for declines in real estate owned were $2.7 million, $3.8 million and $7.3 million, respectively. For the years ended December 31, 1993, 1992 and 1991, charge-offs were $775,000, $1.9 million and $7.0 million, respectively. The allowance for real estate owned is established by management based on its evaluation of the foreclosed properties. The 1993 charge-offs included a $350,000 write-off of an insubstance foreclosed commercial real estate loan due to an unfavorable environmental analysis of the property. The 1992 charge-offs included a $600,000 write down of a shopping center. The remaining charge-offs for 1993 and 1992 were related to various commercial and residential real estate properties. During 1991, BankAtlantic wrote-down one commercial residential construction property by $2.8 million and one commercial shopping center by $1.7 million. The remaining 1991 charge-offs related to various commercial and residential real estate properties based on the depressed real estate market in South Florida and management's evaluation of the properties at the time.

Non-Interest Income

A financial summary of non-interest income follows:

                                                                                   1993          1992
                                            For the Years                           to            to
                                           Ended December 31,                      1992          1991
                                           ------------------                   ------------   ----------
                                        1993        1992           1991             change       change
                                  ------------  ------------   -------------    ------------   ----------
                                                               (In thousands)
Loan servicing and other loan
  fees                            $   2,080     $   3,189      $   4,344        $   (1,109)    $  (1,155)
Gain on sales of loans                1,246           976            330               270           646
Gain on sales of mortgage-backed
  Securities                             -          5,726            748            (5,726)        4,978
Gain on sales of investment
  securities                             -            143             62              (143)           81
Other                                 8,265         7,337          8,622               928        (1,285)
                                  ------------  ------------   -------------    ------------   ----------
Total non-interest income         $  11,591     $  17,371      $  14,106        $   (5,780)    $   3,265
                                  ============  ============   =============    ============   ==========

    During 1993, 1992 and 1991, BankAtlantic paid $17.0 million, $3.8 million, and $3.5 million, respectively, for the purchase of $1.2 billion, $333.8 million, and $253.0 million, respectively, of mortgage servicing from other financial institutions. The purchase of servicing provides BankAtlantic with an opportunity to replace normal run-off, upgrade its portfolio, and utilize economies of scale in the loan servicing function. BankAtlantic upgraded its portfolio by purchasing the servicing of loans with higher average balances than contained in its previous portfolio. However, income from servicing declined in 1993 and 1992 by $875,000 and $880,000, respectively, due to accelerated amortization of servicing acquisition fees resulting from early prepayments of the underlying mortgage loans. The early prepayments were caused by the refinancing of mortgage loans due to declining long term interest rates throughout the three years ended December 31, 1993. The servicing purchased during 1993 related to recently originated loans in the Southeast United States. The early prepayments were caused by the refinancing of mortgage loans due to declining long-term interest rates throughout the two years ended December 31, 1993. During 1991, prepayments were approximately 7% of loans serviced, compared to approximately 22% in 1992 and 19% in 1993. Based upon the significant amount of servicing purchased in 1993 relating to recently originated loans and a relatively stable residential interest rate environment, BankAtlantic's recent monthly prepayment experience has been less than that experienced in 1992 and 1993. The impact of prepayments on servicing income is partially offset by increased gains from sales of recently originated residential loans. See also "Sales on Mortgage-Backed Securities, Investment Securities and Loans."
    The major component of non-interest income-other was fees from transaction accounts which amounted to $5.2 million, $5.0 million and $5.2 million in 1993, 1992 and 1991, respectively. The increase in non-interest income-other for the year ended December 31, 1993, as compared to the same period in 1991 was due to additional income received from a broker dealer that rents space in BankAtlantic's branches and fee income received related to cashier and operating checks. The decrease in non-interest income-other for the year ended December 31, 1992, as compared to the same period in 1991, was due to a reversal in 1991 of a $415,000 allowance related to reconciliation differences recorded in prior years and a reversal in 1992 of dormant account fee income. Beginning in 1990, the Office of the Comptroller for the State of Florida ("Comptroller") commenced a review of BankAtlantic's procedures for the assessment of fees on dormant accounts. The Comptroller subsequently indicated that BankAtlantic was not in compliance with applicable Florida law as interpreted by the Comptroller. The difference in interpretation concerns approximately $500,000 and has not yet been resolved. Pending resolution of the issue and modification of the procedures, dormant account assessments, approximately $10,000 per month, have been eliminated since 1992, and an allowance has been established for the amount which is in question.

Non-Interest Expense

A financial summary of non-interest expense follows:


                                            For the Years                           to            to
                                           Ended December 31,                      1992          1991
                                           ------------------                    -----------   -----------
                                        1993        1992           1991            Change          Change
                                 -------------  ------------   -------------     -----------   -----------
                                                               (In thousands)
Employee compensation and
  benefits                        $  19,617     $  19,202      $   24,062        $      415     $  (4,860)
Occupancy and equipment               8,417         8,864          10,626              (447)       (1,762)
Federal insurance premium             2,750         2,772           3,281               (22)         (509)
Advertising and promotion               960           480           1,143               480          (663)
(Income) loss from joint venture
  investments                            25           245          (2,335)             (220)        2,580
Foreclosed asset activity, net        1,243         4,323           8,922            (3,080)       (4,599)
(Recovery) write-down of dealer
  reserve                               -          (2,739)          2,739             2,739        (5,478)
Provision for branch consolidation      -             -             1,618               -          (1,618)
Other                                10,474        13,990          15,108            (3,516)       (1,118)
                                 -------------  ------------   -------------     -----------   -----------
                                  $  43,486     $  47,137      $   65,164        $   (3,651)     $ (18,027)
                                 =============  ============   ===========       ===========   ===========



    The decline in occupancy and equipment expenses for the year ending December 31, 1993, as compared to December 31, 1992, primarily resulted from BankAtlantic discontinuing its lease agreement on teller equipment as part of its branch network modernization project. See "Liquidity and Capital Resources" for a further discussion of these efforts. During the year ended December 31, 1992, occupancy expenses declined from the comparable periods in 1991 due to BankAtlantic consolidating back office operations into bank owned buildings during the latter part of 1990 and in 1991. The office space consolidation resulted in a decline in rental expense of approximately $1.1 million during the year ended December 31, 1992, compared to the year ended December 31, 1991.
    Foreclosed asset activity, net decreased during 1993 compared to 1992, primarily due to a decline in real estate owned which resulted in $1.4 million lower related operating expenses, and $1.2 million lower provision for declines in real estate owned and a $563,000 increased in gains on sales of foreclosed properties. Foreclosed asset activity, net decreased for the year ended December 31, 1992, compared to the year ended December 31, 1991. The decline was the result of a $3.4 million decrease in the provision for declines in value of real estate owned, a $446,000 decrease in expenses associated with such real estate owned expenses and a $707,000 improvement in net gains and losses on sales of real estate owned. For a further discussion, see "Provision for Loan Losses and Declines in Value of Real Estate Owned."
    Employee compensation and benefits during 1993 remained approximately at 1992 levels. The decline in employee compensation and benefits during 1992 as compared to 1991 was due to BankAtlantic closing 15 branches, resulting in a decline in the number of employees. In addition, the branch consolidation also resulted in lower occupancy expenses during 1992 as compared to the same period in 1991. During early 1992, BankAtlantic completed the consolidation of 15 branches into existing branches. The consolidation, which commenced during 1991, required a provision for costs relating to employee severance, lease terminations and write-offs of leasehold improvements at December 31, 1991. Due primarily to the branch consolidation, and a reduction in BankAtlantic's back office operations, BankAtlantic's full time equivalent employees decreased from 765 at December 31, 1990, to 620 at December 31, 1992 and increased to 632 at December 31, 1993, resulting in a reduction of employee compensation and benefits for the year ended December 31, 1992, compared to the same period in 1991. The slight increase during 1993, compared to 1992 related primarily to additional personnel and salary changes. The 1991 reduction in employees and the branch consolidations resulted from BankAtlantic downsizing its operations in order to gain operating efficiencies and to assist it in meeting regulatory capital requirements. Included in employee compensation and benefits was a $351,000 pension curtailment gain arising from the reduction in work force during 1991.
    The increase during the year ended December 31, 1993 compared to the year ended December 31, 1992 in advertising and promotion was due to increased media expenses incurred to promote new transaction account packages and to originate residential mortgage loans for resale. The reduced advertising during 1992, compared to 1991 was a result of BankAtlantic's downsizing discussed above.
    The decline in non-interest expense-other during the year ended December 31, 1993 compared to the same period in 1992 resulted from a $550,000 decline in legal fees inclusive of $800,000, relating to the reimbursement under the Covenant, and a $300,000 decline in supervisory and examination expenses which management believes was due mainly to BankAtlantic's status as a well capitalized institution. An additional $450,000 decrease related to improved operations in the installment collections and repossessions areas. The remaining decline in non-interest expense-other was due to lower operating expenses in 1993 as compared to 1992. The decrease in non-interest expense-other for the year ended December 31, 1992, was the result of a $568,000 recovery of legal fees pursuant to the Covenant and a $1.2 million decline in repossession expenses and write-downs in 1992 compared to the same period in 1991. The decline in repossession expenses and write-downs resulted from management's decision to charge-off consumer loans at an earlier stage in the collection process during the latter part of 1991, and reduced consumer loan originations.
    Included in (income) loss from joint venture investments for the year ended December 31, 1991 was a gain of $3.1 million. The gain was generated by one of BankAtlantic's wholly-owned subsidiaries, BankAtlantic Development Corporation ("BDC"), which participated with joint venture partners in the sales of real estate projects. At December 31, 1991, all development and construction activities had been completed and the remaining real estate of the ventures consists of a minimal amount of single family homes and lots available for sale. There were no significant sales of joint venture properties during the year ended December 31, 1993 and 1992. Included in (income) loss from joint venture investments for 1992 was a $250,000 allowance against BankAtlantic's investment in the remaining properties. For the year ended December 31, 1991, the gains on the sale of the joint venture properties were partially offset by operations of the properties.
    During the year ended December 31, 1991, BankAtlantic wrote down $2.7 million of dealer reserves related to the Subject Portfolio. During the year ended December 31, 1992, BankAtlantic recovered the same amount from its fidelity bond carrier pursuant to the Covenant.

Sale of Mortgage-Backed Securities, Investment Securities and Loans

    During the year ended December 31, 1992, BankAtlantic, in its efforts to reduce its interest rate sensitivity, transferred to available for sale all fixed rate mortgage-backed securities having original terms of 15 and 30 years to maturity. In accordance with then existing Generally Accepted Accounting Principles ("GAAP"), assets available for sale are recorded at the lower of cost or market and, since the aggregate market value was greater than cost at the date of transfer and at all times subsequent, through December 31, 1993, this reclassification had no effect on net income or stockholders' equity at
the transfer date and through December 31, 1993.   upon implementation of FAS
15, commencing on January 1, 1994. During the year ended December 31, 1993, there were no mortgage-backed securities or investment securities transferred to available for sale. Approximately $139.4 million of Federal National Mortgage Corporation ("FNMA") securities and $10.1 million of Federal Home Loan Mortgage Corporation ("FHLMC") securities of the $305.7 million of securities transferred to available for sale during 1992 were sold in 1992 for gains of $5.2 million and $500,000, respectively. In addition, BankAtlantic sold $2.0 million of federal agency obligations for a gain of $143,000. The 1992 gains on sales of investment securities and mortgage-backed securities all resulted from sales of securities classified as available for sale. Proceeds from these sales were used to purchase fixed rate balloon mortgage-backed securities having five to seven year maturities, adjustable rate mortgage-backed securities and tax certificates and to repay borrowings. During the years ended December 31, 1993, 1992 and 1991, BankAtlantic sold $45.0 million, $36.1 million and $14.9 million, respectively of recently originated fixed rate and adjustable rate residential loans for gains of $1.2 million, $976,000 and $330,000, respectively. BankAtlantic currently sells substantially all residential mortgage loans it originates. Commencing on January 1, 1994, upon implementation of FAS 115, changes in carrying classifying values of assets held for sale will be reflected as a component of stockholders' equity. BankAtlantic currently sells substantially all residential mortgage loans which it originates.
    During the year ended December 31, 1991, BankAtlantic securitized $40.4 million of loans and sold the resulting FHLMC mortgage-backed securities for a loss of $30,000. BankAtlantic also sold $8.5 million and $21.3 million of FHLMC and FNMA securities and $30.0 million of treasury notes and federal agency obligations for gains of $200,000, and $574,000 and $62,000, respectively. BankAtlantic sold , for a total gain of $62,000.
    BankAtlantic has the ability and positive intent to hold its mortgage-backed securities held for investment until their scheduled maturities.
Market values of both investments and mortgage-backed securities available for sale at December 31, 1993 were greater than BankAtlantic's cost of such securities.

Financial Condition

    BankAtlantic's total assets at December 31, 1993 and at December 31, 1992 were approximately $1.36 billion and $1.30 billion, respectively. At December 31, 1993, compared to December 31, 1992, mortgage-backed securities (including mortgage-backed securities available for sale) and loans increased by $38.9 million and $39.7 million, while tax certificates and other investment securities declined by $22.7 million. The increase in mortgage-backed securities was due primarily to the purchase of approximately $206.9 million of adjustable rate and balloon mortgage-backed securities during 1993. The decrease in tax certificates and other investment securities was due to the repayment of $112.9 million of tax certificates offset by the purchase of an aggregate of approximately $78.2 million of tax certificates during 1993, including both tax certificates purchased at the 1993 tax certificate auctions (approximately $64 million) and tax certificates purchased in connection with "Applications for Deed" in connection with obtaining title to the underlying property (approximately $14 million). See "Business--Investment Activities". The increase in loans was primarily due to the purchase of $110 million of bankers acceptances, all of which mature by March 1994, offset by principal repayments exceeding loan originations. However, 1993 loan originations exceeded 1992 originations by approximately 50% and 1992 originations exceeded 1991 originations by 25%. Loan originations during the 1993 period amounted to $263.2 million, compared to $289.0 million of loan repayments. At December 31, 1993, compared to December 31, 1992, deposits declined by $31.8 million. The decline in deposits was related to decreased certificate and insured money fund accounts, partially offset by increased deposits in interest-free checking and lower costing NOW accounts. At December 31, 1993, BankAtlantic met all applicable regulatory capital and liquidity requirements.

Subject Portfolio

    From 1987 through 1990, BankAtlantic purchased in excess of $50 million of indirect home improvement loans from certain dealers, primarily in the northeastern United States. BankAtlantic ceased purchasing loans from such dealers in the latter part of 1990. These dealers are affiliated with each other but are not affiliated with BankAtlantic. In connection with loans originated through these dealers, BankAtlantic funded amounts to the dealers as a dealer reserve. Such loans and related dealer reserves are hereafter referred to as the "Subject Portfolio." The risk of amounts advanced to the dealers is primarily associated with loan performance but secondarily is dependent on the financial condition of the dealers. The dealers were to be responsible to BankAtlantic for the amount of the reserve only if the loan giving rise to the reserve became delinquent or was prepaid. These dealers have currently not indicated any financial ability to fund the dealer reserve.There is no assurance that if called upon, a dealer will have the financial ability to fund the unearned dealer reserve.
    In late 1990, questions arose relating to the practices and procedures used in the origination and underwriting of the Subject Portfolio, which suggested that the dealers, certain home improvement contractors and borrowers engaged in practices intended to defraud BankAtlantic. Due to these questions and potential exposure, BankAtlantic performed, and continues to perform, certain investigations, notified appropriate regulatory and law enforcement agencies, and notified its fidelity bond carrier. After an initial review and discussions with the carrier, BankAtlantic concluded that any losses sustained from the Subject Portfolio would adequately be covered by its fidelity bond coverage and, in fact, on August 13, 1991, the carrier advanced $1.5 million against BankAtlantic's losses. This payment and future payments by the carrier were to be subject to identification and confirmation of the losses which are appropriately covered under the fidelity bond.
    Subsequently, commencing in September, 1991, as a consequence of issues raised by the carrier, BankAtlantic reviewed the Subject Portfolio without regard to the availability of any fidelity bond coverage. As a result of the review, the provision for loan losses for the year ended December 31, 1991 was increased by approximately $5.7 million, approximately $5.5 million of loans were charged off, and $2.7 million of dealer reserves were charged to current
operations.   On December 20, 1991, the carrier denied coverage and
BankAtlantic thereafter filed an appropriate action against the carrier.
    On October 30, 1992, BankAtlantic and the carrier entered into the Covenant. Pursuant to the Covenant, BankAtlantic will continue to pursue its litigation against the carrier, which is currently in the early stages of discovery, but has agreed to limit execution on any judgement obtained against the carrier to $18 million. Further, BankAtlantic agreed to join certain third parties as defendants in that action.  The carrier paid BankAtlantic
$6.1 million during the fourth quarter of 1992 and paid an additional $3 million in November 1993, and has agreed to pay an additional $2.9 million in November 1994. Such amounts related to losses and expenses previously charged to operations by BankAtlantic. Additional reimbursements will be made on a quarterly reporting basis commencing with the period ended December 31, 1992. Reimbursable amounts are as defined in the Covenant. Based upon such definitions BankAtlantic has and will continue to record estimated charges to operations in advance of when such charges become reimbursable. Amounts to be reimbursed will be reflected in the period for which reimbursement is requested. Through December 31, 1993, the carrier has paid or committed to pay approximately $15.4 million. The 1993 and 1994 committed amounts noted above have been accrued after imputing interest at 9%. The financial statement effect of the Covenant for the fourth quarter and year ended
December 31, 1992 was to reduce expenses by $3.3 million, increase interest income by $1.9 million and to record $7.3 million of loan loss recoveries.
The financial statement effect of the Covenant for 1993 was to reduce expenses by $942,000, to increase interest income by $757,000 and record $972,000 of loan loss recoveries. Included in other assets was a $3.3 million receivable due from the carrier at December 31, 1993. In no event will the carrier be obligated to pay BankAtlantic in the aggregate more than $18 million.
However, in the event of recovery by BankAtlantic of damages from third party wrongdoers, BankAtlantic will be entitled to retain such amounts until such amounts, plus any payments received from the carrier equal to $22 million. Thereafter, the carrier will be entitled to any such recoveries to the extent of its payments to BankAtlantic. To the extent that BankAtlantic incurs losses in excess of $18 million plus available recoveries from third parties, BankAtlantic will be required to absorb any such losses. At December 31,
1993, the remaining amount of reimbursement available from the carrier was approximately $2.6 million. BankAtlantic does not currently anticipate that the aggregate losses in the Subject Portfolio will exceed $18 million. BankAtlantic also agreed to exercise reasonable collection activities with regard to the Subject Portfolio and to provide the carrier with a credit for any recoveries with respect to such loans against future losses that the carrier would otherwise be obligated to reimburse.
    The balance of the loans and dealer reserve associated with the Subject Portfolio amounted to approximately $24.4 million and zero at December 31, 1993, and $29.9 million and $2.5 million at December 31, 1992, respectively.
At December 31, 19932, 10% of the loans were secured by collateral in South Florida and 90% of such loans were secured by collateral in the northeastern
United States.   Collateral for these loans is generally a second mortgage on the borrower's property. However, it appears that in most cases, the property is encumbered with loans having high loan to value ratios. Although as indicated above, the dealer reserves are not collateralized, the risk relating to amounts advanced to the dealers are primarily associated with loan performance. Loans in the "Subject Portfolio" are charged-off if payments are more than 90 days delinquent.
    Related to the above are suits filed in New Jersey and New York. The New Jersey action seeks civil remedies against certain contractors and a dealer and also seeks to cancel or modify certain mortgage loans. BankAtlantic had purchased individual loans from the named dealer and such purchased loans include loans for which a named contractor is listed as providing home improvements. While BankAtlantic is not a party to that action, a status conference was held in December 1993 which indicated that discovery is to be completed by May 1994 and BankAtlantic must determine by April 1994 whether to intervene in the action. The New York action purports to be a class action against over 25 individuals and entities, including BankAtlantic. The named plaintiffs purport to also represent other unnamed plaintiffs that may have obtained loans from dealers who subsequently sold such loans to BankAtlantic. Plaintiffs base their claims on various grounds and seek, among other things, rescission of the loan agreements, damages, punitive damages, costs, attorney fees, penalties under the truth in lending act and treble damages under RICO. The plaintiffs' Motion to Certify the Class was made in November, 1993. The court has not yet ruled on this motion.

Asset and Liability Management

    During the past several years, BankAtlantic's operating objectives have included actions to increase its regulatory capital and to reduce its negative interest rate sensitivity gap. However, activities in furtherance of these various objectives sometimes involve conflicting short term strategies. In general, BankAtlantic has attempted to achieve these objectives through the replacement of fixed rate, long term securities with floating rate mortgage-backed securities or intermediate term fixed rate, balloon mortgage-backed securities, restructuring deposit liabilities by reducing interest rate sensitive certificates of deposit as a percent of total liabilities and focusing on transaction accounts, and changing the emphasis of loan originations. See "Sale of Mortgage-Backed Securities, Investment Securities and Loans."
    Included in these replacement securities are tax certificates, adjustable rate mortgage-backed securities, five- and seven-year balloon mortgage-backed securities amounting to approximately $83.9 million, $92.9 million and $350.3 million, respectively, at December 31, 1993.
    BankAtlantic has been attempting to change the composition of its loan portfolio from predominately long term, fixed rate mortgage loans by currently emphasizing the origination of floating rate commercial business and commercial real estate loans, which generally achieve a two to three year duration. and mortgage loans, which are considered higher yielding. These types of loans generally have higher interest rates than residential loans. However, these loans also involve a greater credit risk and will generally result in higher loan loss experience than that of traditional mortgage lending. Management is of the opinion that the increased credit risk will be offset by the increased rates earned on such loans and the positive effect these shorter terms have on the interest rate sensitivity gap. Origination and underwriting policies and practices for such loans are designed to limit BankAtlantic's exposure to normal industry risk for this form of lending. Additionally, as previously indicated, during the first quarter of 1991 BankAtlantic reduced loan production in its consumer lending portfolio, and BankAtlantic is not currently originating indirect consumer loans. However, BankAtlantic anticipates increasing 1994 consumer loan originations from amounts originated in the prior three years. BankAtlantic continues to originate fixed-rate mortgage loans with 15 and 30 year amortization periods, but these loans are generally originated for sale. Included as loans at December 31, 1993 are $110.7 million of banker's acceptances, all of which were purchased in the fourth quarter of 1993 and all of which mature by March 1994. Based upon BankAtlantic's capital position, alternate uses for funds and availability of acceptable borrowing alternatives, BankAtlantic may continue to utilize banker's acceptances to increase net interest income.

Interest Rate Sensitivity

    BankAtlantic's net earnings are materially affected by the difference between the income it receives from its loan portfolio (including mortgage-backed securities) and investment securities portfolio and its cost of funds. The interest paid by BankAtlantic on deposits and borrowings determines its cost of funds. The yield on BankAtlantic's loan portfolio changes principally as a result of loan repayments and the rate and the volume of new loans. Fluctuations in income from tax certificates and other investment securities will occur based on the amount invested during the period and interest rate levels yielded by such securities. BankAtlantic's net interest spread will fluctuate in response to interest rate changes. because BankAtlantic's cost of funds responds more quickly to changes in interest rates than does its income from loans and investments
    Like many savings institutions, BankAtlantic's interest rate sensitive liabilities (generally, deposits with maturities of one year or less) has in the past exceeded its interest rate sensitive assets (assets which reprice based on an index or which have short term maturities). This imbalance is referred to as a negative interest rate sensitivity gap, and measures an institution's ability to adjust to changes in the general level of interest rates. The effect of the "mismatch" is that a rise in interest rates will have a negative impact on earnings as the cost of funds increases to a greater extent than the yield earned on interest-earning assets, while a decline in interest rates will have a positive impact on earnings. The larger the gap, whether positive or negative, the greater the impact of changing interest rates.
    One of BankAtlantic's long term objectives has been the reduction of its interest rate sensitivity gap. However, short-term strategies may differ from this objective in order to meet other objectives, such as compliance with applicable regulatory requirements. BankAtlantic has taken steps, when possible, to minimize its interest rate sensitivity gap. Such actions have included reducing fixed-rate mortgage loan production held in portfolio, purchasing shorter term and adjustable rate mortgage-backed securities and increasing its emphasis on the production of floating rate commercial business loans and commercial real estate loans which generally have a shorter duration and a higher yield than longer term fixed-rate residential mortgage loans. Also, extensive efforts have been made to attract transaction accounts which are generally less rate sensitive than other types of accounts. These actions have involved employing experienced commercial bankers, focusing sales and marketing on transaction oriented customer segments, training existing staff in product sales and commercial operations, offering new transaction products, improving data processing so as to handle increased check clearing and building and remodeling branches so as to accommodate transaction account customers. Further, BankAtlantic has reduced the rates which it offers on certificates of deposit to the rates generally offered by commercial banks (rates generally lower than those offered by savings and loan institutions).
    Assets such as commercial loans are interest rate sensitive assets both because they generally bear interest at an adjustable rate and because they generally have a shorter term maturity. Consumer and commercial real estate loans are generally considered interest rate sensitive because of the short term nature of such loans. Long term residential loans are considered interest rate sensitive only if they bear interest at an adjustable rate. On the liability side, long term certificates of deposit are generally not interest rate sensitive.
    As a result of implementing and continuing these asset and liability initiatives, and the accelerated prepayments of long-term mortgage loans due to declining interest rates, BankAtlantic's one year interest rate gap, which is the difference between the amount of interest bearing liabilities which are projected to mature or reprice within one year and the amount of interest earning assets which are similarly projected to mature or reprice, all divided by total assets, amounted to a positive 3.79% at December 31, 1993 compared to a negative 15.83% at December 31, 1992. The absolute amount of BankAtlantic's one year gap changed from a negative $206.2 million at December 31, 1992 to a positive $51.5 million at December 31, 1993.

Liquidity and Capital Resources

    BankAtlantic's primary sources of funds have been deposits, principal repayments of loans, mortgage-backed securities and tax certificates, proceeds from the sale of loans originated for sale, mortgage-backed securities and investment securities, proceeds from securities sold under agreements to repurchase, advances from the FHLB, operations and capital transactions.
These funds were primarily utilized to fund loan disbursements, paydowns of securities sold under agreements to repurchase, maturity of advances from the FHLB, purchases of mortgage-backed securities and tax certificates, bankers acceptances and payments of maturing certificates of deposit. During October, 1992 and December, 1993, the FHLB granted BankAtlantic, subject to various terms and conditions, lines of credit of $300 million and $115 million expiring in October 1995 and December, 1994, respectively. As of December 31, 1993 BankAtlantic had not utilized these lines of credit.
    During the first quarter of 1993, management approved a plan to modernize BankAtlantic's branch network. Management believes that the branch re-engineering project will improve overall efficiencies and enable BankAtlantic to offer additional products and financial services to its customers. In order to achieve the branch modernization, management approved capital expenditures of $2.1 million, of which approximately $965,000 was disbursed for replacement equipment installed during 1993. The branch modernization project is expected to be completed during the second quarter of 1994.
    Regulations currently require that savings institutions maintain an average daily balance of liquid assets (cash and short-term United States Government and other specified securities) equal to 5% of net withdrawable accounts and borrowings payable in one year or less. BankAtlantic had a liquidity ratio of 28.22% under these regulations at December 31, 1993, respectively. See "Regulation and Supervision."
    Total commitments to originate and purchase loans and mortgage-backed securities, excluding the undisbursed portion of loans in process, were approximately $64.3, $93.5 and $37.5 million at December 31, 1993, 1992 and 1991, respectively. BankAtlantic expects to fund its commitments out of loan repayments and, for a limited period of time, short-term borrowings. At December 31, 1993, loan commitments were approximately 9.11% of loans receivable, net.
    In order to increase its regulatory capital, BankAtlantic issued in prior years, $25.0 million of its 1986 Capital Notes. On May 30, 1990, BankAtlantic received OTS approval, subject to certain conditions, to issue up to an additional $12.0 million of subordinated debt in private transactions and to include such subordinated debentures as regulatory capital. On June 19, 1990, an unaffiliated third party acquired $1.0 million of such subordinated debentures bearing interest at the rate of 14% per annum and maturing in seven years from the date of issuance, and including detachable warrants to purchase 216,450 shares of BankAtlantic's common stock, at $4.62 per share. BFC also acquired $2.5 million of such subordinated debt and warrants. On June 30, 1990, BFC exercised its warrants and converted the debt for 541,430 shares of BankAtlantic common stock.
    During November 1990, BankAtlantic offered to the holders of the Capital Notes, the option to exchange their Capital Notes for any one of three combinations of non-cumulative Preferred Stock ("Preferred Stock"), cash payments and cash bonuses. The Preferred Stock issued in this transaction improved BankAtlantic's regulatory and equity capital. Effective July 31, 1992, BankAtlantic redeemed, at par and prior to scheduled maturity approximately $6.9 million of the Capital Notes. This redemption had no significant effect on liquidity and capital resources. In July 1993, BankAtlantic received approval from the OTS to redeem all remaining Capital Notes and other subordinated debentures. BankAtlantic redeemed the $7.8 million of Capital Notes and other subordinated debentures during the third quarter of 1993 at par. The Capital Notes debt bore a weighted average rate at 11.83%, substantially in excess of current market rates and at June 30, 1993, only $3.2 million relating to the Capital Notes and other subordinated debentures was included in regulatory risk-based capital. Funds for the redemption were provided from loan repayments.
    On March 31, 1991, BankAtlantic issued to its existing shareholders, 4,878 shares of common stock and $8,000 of subordinated debentures with related warrants to purchase 4,600 shares of common stock. The subordinated debentures were redeemed in August 1993, whereas the warrants remain outstanding. During the first quarter of 1993, warrants were exercised to purchase 575 shares at a price of $1.74 per share.
    Effective June 30, 1993, BFC exercised its warrants to purchase 1,126,327 shares of BankAtlantic common stock, resulting in BFC's ownership percentage in BankAtlantic increasing to 77.83%. The purchase price in connection with the exercise was paid by the tender and subsequent retirement of approximately $2.0 million of subordinated debentures held by BFC. See Note 11 of the Consolidated Financial Statements for further discussion.
    On November 12, 1993, BankAtlantic sold, in a public offering, 400,000 common shares at a price of $13.50 per common share. As part of that offering, BFC sold 1.4 million shares of BankAtlantic common stock. Net proceeds to BankAtlantic from the sale of the 400,000 shares were approximately $4.6 million. In connection with the public offering, BankAtlantic granted the underwriters a 30-day option to purchase up to 270,000 additional shares of common stock to cover over-allotments. On November 10, 1993, the underwriters exercised this option to purchase the 270,000 shares, with a closing date of November 18, 1993. The additional net proceeds to BankAtlantic were approximately $3.4 million. Upon completion of this public offering, BFC owned 48.17% of BankAtlantic common stock.The sale decreased BFC's ownership in BankAtlantic to 48.17%.
    As more fully described under "Regulation and Supervision--Capital Requirements," BankAtlantic is required to meet all capital standards promulgated pursuant to FIRREA and FDICIA. Under FIRREA, capital standards are: core capital equal to at least 3.0% of adjusted total assets, tangible capital equal to at least 1.5% of adjusted total assets, and total capital equal to at least 8.0% of its risk-weighted assets. To be considered "well capitalized" under FDICIA, a savings institution must generally have a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least
6%, and a total risk-based capital ratio of at least 10%. BankAtlantic, at December 31, 1993, met all regulatory capital requirements, and its regulatory capital met the definition of "well capitalized."

At December 31, 1993, BankAtlantic's regulatory capital position was:

                                                                 Tangible          Core        Risk-Based
                                                                 Capital         Capital        Capital
                                                               -----------    ------------   ------------
GAAP stockholders' equity                                      $  90,652        $  90,652      $  90,652
  Adjustments:
     Non-includable subsidiaries                                    (642)            (642)          (642)
  Additional capital:
     Allowable allowances for loans and tax certificates            -                 -            9,035
                                                               -----------    ------------   --------------
Regulatory capital                                                90,010           90,010         99,045
Minimum capital requirement                                       20,378           40,757         59,176
                                                               -----------    ------------   --------------
Regulatory capital excess                                      $  69,632           49,253      $  39,869
                                                               ===========    ============   ==============
Regulatory capital as a percent of adjusted total assets:
  Required                                                          1.50%            3.00%          8.00%
                                                               ===========    ============     ============
  Actual                                                            6.63%            6.63%         13.40%
                                                               ===========    ============     ============

Dividends

    In August and December, 1993, BankAtlantic declared cash dividends of $0.06 per share (totaling $0.12 per share), payable September 1993 and January 1994, respectively, to its common stockholders. A 15% common stock dividend was declared in May, 1993. Where appropriate, amounts throughout this report have been adjusted to reflect this stock dividend. BankAtlantic expects to continue dividend payments on its non-cumulative preferred stock. In March 1994, the Board of Directors declared a cash dividend of $.06 per share payable in April 1994 to its common stockholders.
    Effective August 1, 1990, the OTS adopted a new regulation that limits all capital distributions made by savings institutions, including cash dividends, by permitting only certain institutions that meet specified capital levels to make capital distributions without prior OTS approval. BankAtlantic presently meets all required and fully phased-in capital requirements and has had operating income in the prior eight quarters. BankAtlantic currently intends to seek to pay Common Stock dividends on a regular basis in the future; however, all such capital distributions will be subject to the OTS' right to object to a distribution on safety and soundness grounds. BankAtlantic has paid the preferred stock dividends since March 1993 and has received OTS approval through June 1994 to pay the preferred stock dividends; subject to maintaining capital at least equal to the fully phased in capital requirements.
    Future cash dividends on common and preferred stock will be subject to declaration by the Board of Directors in its discretion, to additional regulatory notice or approval, and continued compliance with capital requirements. Accordingly, there is no assurance that such dividends will be paid in the future.

Preferred Stock

    All three Series of Preferred Stock have a preference value of $25.00 per share and are redeemable by BankAtlantic at $25.25 per share in 1994 and $25.00 thereafter. At December 31, 1993, no shares of Preferred Stock had been redeemed.

Cash Flows

    Liquidity refers to BankAtlantic's ability to generate sufficient cash to meet funding needs to support loan demand, to meet deposit withdrawals and to pay operating expenses. BankAtlantic's investment portfolio provides an internal source of liquidity as a consequence of its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.

A summary of BankAtlantic's consolidated cash flows follows (in thousands):

                                                                                  Years Ended
                                                                                  December 31,
                                                           -------------------------------------------------
                                                               1993             1992              1991
                                                           --------------    --------------     ------------

Net cash provided (used) by:
  Operating activities                                         $  46,437        $  18,260         $  27,403
  Investing activities                                           (77,187)         134,973           396,685
  Financing activities                                            35,893         (160,407)         (430,801)
                                                           --------------    --------------     ------------
Increase (decrease) in cash and due from banks                 $   5,143         $ (7,174)         $ (6,713)
                                                           ==============    ==============     ============

    The changes in cash used or provided in operating activities are affected by the changes in operations, which are discussed elsewhere herein, and by certain other adjustments. These other adjustments include additions to operating cash flows for nonoperating charges such as depreciation and the provision for loan losses and write downs of assets. Cash flow of operating activities is also adjusted to reflect the use or the providing of cash for increases and decreases in operating assets and decreases or increases, in operating liabilities. Accordingly, the changes in cash flow of operating activities in the periods indicated above has been impacted not only by the changes in operations during the periods but also by these other adjustments.
    The reasons for the changes in investing and financing activities are discussed in "Asset and Liability Management", "Liquidity and Capital Resources" and "Sale of Mortgage-Backed Securities, Investment Securities and Loans."
    Management believes that BankAtlantic has adequate liquidity to meet its business needs and regulatory requirements.

Impact of Inflation

    The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.
    Unlike most industrial companies, virtually all of the assets and liabilities of BankAtlantic are monetary in nature. As a result, interest rates have a more significant impact on BankAtlantic's performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully under the previous section entitled "Interest Rate Sensitivity."

                                      BankAtlantic, A Federal Savings Bank and Subsidiaries
                                                  YIELDS EARNED AND RATES PAID


                                       For The Year Ended             For The Year Ended             For The Year Ended
                                       December 31, 1993              December 31, 1992              December 31, 1991
                                    ------------------------       ------------------------       ------------------------
                                     Average    Revenue/  Yield/    Average    Revenue/  Yield/    Average    Revenue/  Yield/
                                     Balance    Expense    Rate     Balance    Expense    Rate     Balance    Expense    Rate
                                    ---------  --------- -------   ---------  --------- -------   ---------  --------- -------
                                                                      (Dollars in Thousands)
Interest earnings assets
Loans: (1)
     Real estate                   $  322,376 $   28,194    8.75 %$  347,636 $   31,966    9.20 %$  422,200 $   42,576   10.08 %
     Installment                      169,550     17,183   10.13     267,647     27,572   10.30     390,967     41,846   10.70
     Bankers acceptances                9,379        314    3.35       -          -       -           -          -       -
     Commercial corporate              31,012      1,958    6.31      37,091      2,691    7.26      63,116      5,216    8.26
                                    ---------- ---------- ------   ----------  --------  ------   ----------  --------  ------
Total loans                           532,317     47,649    8.95     652,374     62,229    9.54     876,283     89,638   10.23
                                    ---------- ---------- ------   ----------  --------  ------   ----------  --------  ------

Mortgage-backed securities            517,295     34,364    6.64     464,559     37,068    7.98     434,793     35,536    8.17

Tax certificates and other investment
     securities (2)                   130,788     11,881    9.08     156,666     17,146   10.94     157,293     20,175   12.83
Federal funds sold                        693         22    3.17         919         33    3.59       3,275        183    5.59
                                    ----------  --------  ------   ----------  --------  ------   ----------  --------  ------
Total tax certificates and other
     investment securities            131,481     11,903    9.05     157,585     17,179   10.90     160,568     20,358   12.68
                                    ----------  --------  ------   ----------  --------  ------   ----------  --------  ------

Total interest earning assets       1,181,093     93,916    7.95 % 1,274,518    116,476    9.14 % 1,471,644    145,532    9.89 %
                                    ----------  --------  ------   ----------  --------  ------   ----------  --------  ------

Non-interest earning assets
Cash and due from banks                33,568                         28,268                         34,366
Office properties and equipment        38,041                         40,055                         42,977
Other assets                           53,426                         60,684                         72,063
Deferred/unearned income                 (227)                        (1,528)                         -
Less allowance for loan losses        (16,915)                       (14,909)                       (14,173)
                                    ----------                     ----------                     ----------
Total non-interest earning assets     107,893                        112,570                        135,233
                                    ----------                     ----------                     ----------

Total assets                       $1,288,986                     $1,387,088                     $1,606,877
                                    ==========                     ==========                     ==========

Interest bearing liabilities
Deposits:
     Savings                       $  128,257      2,363    1.84 %$  124,598      3,298    2.65 %$  128,069      5,101    3.98 %
     NOW, money funds and checking    484,936     11,413    2.35     442,813     14,028    3.17     490,808     24,861    5.07
     Certificate accounts             435,565     18,022    4.14     539,157     30,085    5.58     753,656     53,291    7.07
                                    ----------  --------  ------   ----------  --------  ------   ----------  --------  ------
Total deposits                      1,048,758     31,798    3.03   1,106,568     47,411    4.28   1,372,533     83,253    6.07
                                    ----------  --------  ------   ----------  --------  ------   ----------  --------  ------

Securities sold under agreements
     to repurchase                     33,962      1,082    3.19      73,309      2,881    3.93      25,426      1,671    6.57
Interest rate swaps                     -          -       -           -          -        -          -            451    -
Federal funds purchased                 -          -       -           -          -        -             84          6    7.14
Advances from Federal Home
     Loan Bank                         43,006      2,359    5.49      56,386      3,725    6.61      42,187      3,603    8.54
Capital notes and other
     subordinated debt                  6,161        748   12.14      13,083      1,550   11.85      17,073      2,014   11.80
                                    ----------  --------  ------   ----------  --------  ------   ----------  --------  ------
Total interest bearing liabilities  1,131,887     35,987    3.18 % 1,249,346     55,567    4.45 % 1,457,303     90,998    6.24 %
                                    ----------  --------  ------   ----------  --------  ------   ----------  --------  ------

Non-interest bearing liabilities
Demand deposits                        59,023                         46,730                         49,619
Other liabilities                      21,623                         32,925                         41,049
Accrued interest on deposits            1,043                          1,637                          2,546
                                    ----------                     ----------                     ----------
                                       81,689                         81,292                         93,214
                                    ----------                     ----------                     ----------
Stockholders' equity                   75,410                         56,450                         56,360
                                    ----------                     ----------                     ----------
Total liabilities and stockholders'
     equity                        $1,288,986                     $1,387,088                     $1,606,877
                                    ==========                     ==========                     ==========

Net interest income (3)                       $   57,929                     $   60,909                     $   54,534
                                               ==========                     ==========                     ==========

Margin
   Interest income/interest earning assets                  7.95 %                         9.14 %                         9.89 %

   Interest expense/interest earning assets                 3.05 %                         4.36                           6.18
                                                          ------                         ------                         ------
   Net interest margin/earning assets                       4.90 %                         4.78 %                         3.71 %
                                                          ======                         ======                         ======

At period end
   Interest income/interest earning assets                  7.31 %                         8.33 %                         9.84 %
   Interest expense/interest earning assets                 2.95 %                         3.70 %                         5.56 %
                                                          ------                         ------                         ------
                                                            4.36 %                         4.63 %                         4.28 %
                                                          ======                         ======                         ======
(1)  Includes non-accruing loans.
(2)  Includes securities purchased under agreements to resell and interest bearing deposits.
(3)  Excludes the IRS settlement interest income of $587,000.

BankAtlantic, A Federal Savings Bank and Subsidiaries


       RATE/VOLUME ANALYSIS

                                           Year to Date                           Year to Date
                                         December 31, 1993                      December 31, 1992
                                           Compared to                            Compared to
                                           Year to Date                           Year to Date
                                          December 31, 1992                      December 31, 1991
                                        -------------------------              -------------------------
                                    Volume (1)      Rate      Total (2)    Volume (1)      Rate        Total
                                    ---------    ---------    ---------    ---------    ---------    ---------

Increase (decrease) due to:
Loans                              $  (10,747)  $   (3,833)  $  (14,580)  $  (21,353)  $   (6,056)  $  (27,409)
Mortgage-backed securities              3,503       (6,207)      (2,704)       2,362         (830)       1,532
Tax certificates and other
     investment securities:
     Taxable                           (2,351)      (2,914)      (5,265)         (63)      (2,966)      (3,029)
     Federal funds sold                    (7)          (4)         (11)         (85)         (65)        (150)
                                    ----------   ----------   ----------   ----------   ----------   ----------
Total earning assets                   (9,602)     (12,958)     (22,560)     (19,139)      (9,917)     (29,056)
                                    ----------   ----------   ----------   ----------   ----------   ----------

Interest expense:
Deposits:
     Savings                               67       (1,002)        (935)         (96)      (1,707)      (1,803)
     NOW, money funds, and checking       991       (3,606)      (2,615)      (1,497)      (9,336)     (10,833)
     Certificate accounts              (4,286)      (7,777)     (12,063)     (11,977)     (11,229)     (23,206)
                                    ----------   ----------   ----------   ----------   ----------   ----------
Total deposits                         (3,228)     (12,385)     (15,613)     (13,570)     (22,272)     (35,842)
                                    ----------   ----------   ----------   ----------   ----------   ----------

Securities sold under agreements
     to repurchase                     (1,254)        (545)      (1,799)       1,881         (671)       1,210
Interest rate swaps                     -            -            -             (457)      -              (457)
Federal funds purchased                 -            -            -           -            -            -
Advances from Federal Home Loan Bank     (734)        (632)      (1,366)         939         (817)         122
Capital notes and other subordinated
     debentures                          (840)          38         (802)        (472)           8         (464)
                                    ----------   ----------   ----------   ----------   ----------   ----------
                                       (2,828)      (1,139)      (3,967)       1,891       (1,480)         411
                                    ----------   ----------   ----------   ----------   ----------   ----------
Total interest bearing liabilities     (6,056)     (13,524)     (19,580)     (11,679)     (23,752)     (35,431)
                                    ----------   ----------   ----------   ----------   ----------   ----------
Change in net interest income      $   (3,546)  $      566   $   (2,980)  $   (7,460)  $   13,835   $    6,375
                                    ==========   ==========   ==========   ==========   ==========   ==========


(1)  Changes attributable to rate/volume have been allocated to volume.
(2)  Excludes the 1993 IRS settlement interest income of $587,000.


                                            RISK ELEMENTS

                                              December 31,
                            ---------------------------------------------
                               1993      1992      1991      1990      1989
                             --------  --------  --------  --------  --------
                                                (In thousands)
Contractually Past Due
90 Days or More
- -------------------------         (1)
Commercial                 $    2,580     1,108       689      -         -
Consumer                         -         -         -        5,048     3,448
                            --------- --------- --------- --------- ---------
                                2,580     1,108       689     5,048     3,448
                            --------- --------- --------- --------- ---------

Non-Accrual
- -------------------------
1-4 Family                      2,468     3,642     3,514     4,136     1,898
Commercial                      3,802     5,317     5,660     8,641     2,745
Consumer                          976     1,477     4,095      -         -
Tax certificates                -          -          476      -         -
                            --------- --------- --------- --------- ---------
                                7,246    10,436    13,745    12,777     4,643
                            --------- --------- --------- --------- ---------

Repossessed
- -------------------------
1-4 Family                        319       756     1,660     1,379     1,107
Commercial real estate          9,332    14,241    19,635    22,082     9,444
Consumer                          512       461       902     2,470     1,645
                            --------- --------- --------- --------- ---------
                               10,163    15,458    22,197    25,931    12,196
                            --------- --------- --------- --------- ---------

TOTAL NON-PERFORMING ASSETS$   19,989    27,002    36,631    43,756    20,287
                            --------- --------- --------- --------- ---------

Restructured
- -------------------------
 Commercial                     2,647     2,661     7,580     3,781     4,428
                            --------- --------- --------- --------- ---------

TOTAL RISK ELEMENTS        $   22,636    29,663    44,211    47,537    24,715
                            ========= ========= ========= ========= =========

Total risk elements as a
 percentage of:
  Total assets                   1.67%     2.28%     3.04%     2.51%     1.31%
                            ========= ========= ========= ========= =========
  Loans and real estate
   owned                         3.64%     5.04%     5.79%     4.73%     2.18%
                            ========= ========= ========= ========= =========

TOTAL ASSETS               $1,359,195 1,303,071 1,455,822 1,896,587 1,886,453
                            ========= ========= ========= ========= =========
TOTAL LOANS AND REAL ESTATE
 OWNED                     $  622,538   588,159   763,560 1,004,065 1,132,674
                            ========= ========= ========= ========= =========

    (1) The majority of these loans have matured, but are current as to payments under the prior loan terms.

    At December 31, 1993, there were no loans which were not disclosed in the above schedule where known information about the possible credit problems of the borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the schedule above in the future.

Interest income which would have been recorded under the original terms of nonaccrual and restructured loans and the interest income actually recognized for the years indicated are summarized below (in thousands):

                                                     For the Years Ended
                                                         December 31,
                                                ---------------------------
                                                   1993      1992      1991
                                                 --------  --------  --------
                                                        (In thousands)
Interest income which                         $
 would have been recorded                           1,068     1,301     2,476
Interest income recognized                           (486)     (311)   (1,581)
                                                --------- --------- ---------
Interest income foregone                              582       990     1,572
                                              $ ========= ========= =========

Changes in the allowance for loan losses were:

                                            For the Years Ended
                                                December 31,
                            ---------------------------------------------
                               1993      1992      1991      1990      1989
                             --------  --------  --------  --------  --------
                                                (In thousands)
Balance, beginning
 of period                 $   16,500    13,750    15,741     5,810     5,611
Charge-offs:
 Commercial loans                (835)     (776)   (1,694)   (2,349)   (1,586)
 Installment loans             (3,350)  (10,430)  (18,903)   (5,605)   (3,801)
 Real estate mortgages           (302)   (1,473)     (259)     (667)     (380)
                            --------- --------- --------- --------- ---------
                               (4,487)  (12,679)  (20,856)   (8,621)   (5,767)
                            --------- --------- --------- --------- ---------
Recoveries:
 Commercial loans                 262       175       191       117         6
 Installment loans              1,259     8,584     1,035       735       422
 Real estate mortgages             16        20        99        45       188
                            --------- --------- --------- --------- ---------
                                1,537     8,779     1,325       897       616
                            --------- --------- --------- --------- ---------
Net charge-offs                (2,950)   (3,900)  (19,531)   (7,724)   (5,151)
Additions charged to
 operations                     3,450     6,650    17,540    17,655     5,350
                            --------- --------- --------- --------- ---------
                           $   17,000    16,500    13,750    15,741     5,810
                            ========= ========= ========= ========= =========

Allowance as a percentage of      (1)
 Total loans                     3.38%     2.88%     1.85%     1.61%     0.52%
 Non-performing assets          85.05%    61.11%    37.54%    35.97%    28.64%
                            ========= ========= ========= ========= =========

Ratio of net charge-offs to       (1)
 average outstanding loans       0.56%     0.60%     2.23%     0.69%     0.46%
                            ========= ========= ========= ========= =========

    (1) Excludes $110.7 million of banker's acceptances. Including these banker's acceptances, its percentages would be 2.77% and 0.55%, respectively.

The allocation of the allowance for loan losses by loan category and the percent of the related gross loans in each category to total loans follows (in thousands):

                                           December 31, 1993                 December 31, 1992
                                   -------------------------------    --------------------------------
                                    Allocation of      Percent of     Allocation of       Percent of
                                    allowance for    gross loans in   allowance for     gross loans in
                                   loan loss by        each category   loan loss by     each category
                                      category     to total loans (1)   category       to total loans
                                   -------------   ------------------ --------------  ---------------

Commercial loans                   $   1,924               5.48%      $   2,676                5.69%
Real estate mortgage                   6,038              67.29           5,261               57.61
Installment                            4,687              27.23           5,613               36.70
Unallocated                            4,351               N/A            2,950                 N/A
                                   -------------   ------------------ --------------  ---------------
                                   $  17,000             100.00%      $  16,500              100.00%


    (1)  Excludes banker's acceptances.

    Prior to 1992, BankAtlantic did not allocate the allowance for loan loss by category. Relevant information for prior years is discussed under "Provision for Loan Losses and Declines in Value of Real Estate Owned."

Tax Certificate and Other Investment Securities

    A comparison of the book value and approximate market value of tax certificates and other investment securities wasis (in thousands):


                                                     December 31,
                                ----------------------------------------------------------------------------
                                       1993                    1992                  1991
                                ---------------           --------------          --------------------------
                                             Approx.                   Approx.                  Approx.
                                  Book       Market       Book         Market        Book        Market
                                  Value       Value       Value        Value         Value       Value
                                ---------    ---------    ---------    ---------  ------------- ------------

Tax certificates, net          $  83,927     $  83,927    $ 120,295    $ 120,295    $ 106,926    $ 106,926
Asset-backed securities              111           111          129          129          156          156
Corporate bonds                    3,663         3,656          -             -           -           -
Federal Agency obligations        10,000         9,894          -             -         1,994        2,103
                               ----------    ---------    ---------    ---------  ------------- ------------
                               $  97,701     $  97,588    $ 120,424    $ 120,424     $ 109,076   $ 109,185
                               ==========    =========    =========    =========  ============= ============

The maturities of tax certificates and other investment securities at December 31, 1993 were are (in thousands):

                                                        After 1         After 5
                                                       Year, but       Years, but
                                     Within             Within          Within
                                     1 Year            5 Years         10 years            Total
                                   -------------   ---------------  --------------  -----------------

Tax certificates, net(1)           $  60,225          $  23,561       $     141            $  83,927
Asset-backed securities(2)                24                 87             -                    111
Corporate bonds(2)                       -                3,663             -                  3,663
Federal Agency obligations(2)         10,000                -               -                 10,000
                                   -------------   ---------------  --------------  -----------------
                                   $  70,249          $  27,311       $     141            $  97,701
                                   =============   ===============  ==============  =================
Average stated yield                    8.85%              8.85%           8.79%
                                   =============   ===============  ==============

    (1) There is no contractual maturity; amounts indicated are based on historical payment experience.

    (2) Based upon contractual maturity.

         Activity in the allowance for tax certificate losses was:

                                            For the Years
                                           Ended December 31,

                                 --------------------------------------------

                                        1993        1992           1991

                                 -------------  ------------   -------------


Balance, beginning of period      $   1,558     $     795      $      104
Charge-offs                            (810)         (552)           (395)
Recoveries                              562           155             275
                                 -------------  ------------   -------------
Net charge-offs                        (248)         (397)           (120)
Additions charged to operations       1,660         1,160             811
                                 -------------  ------------   -------------
Balance, end of period            $   2,970     $   1,558      $      795
                                 -------------  ------------   -------------
Average yield on tax certificates
  and other Investment securities
  during the period                    9.08%        10.94%          12.83%
                                  ============  ============   =============

Loan Activity - The following table shows loan activity by major categories for the periods indicated (in thousands):

                                         For the Years Ended
                                            December 31,
                            ---------------------------------------------
                               1993      1992      1991      1990      1989
                             --------  --------  --------  --------  --------
                                              (In thousands)
Originations:
 Residential loans         $   52,674    41,336    17,320    33,302    63,283
 Construction loans            13,744    18,912    10,157    36,608    65,849
 Commercial loans             186,584   108,744    85,931    93,085   275,904
 Installment loans             10,222     7,075    27,859   211,184   223,419
                            --------- --------- --------- --------- ---------
Total originations            263,224   176,067   141,267   374,179   628,455
                            --------- --------- --------- --------- ---------

Purchases:(2)
 Commercial loans               5,142      -         -           20      -
 Banker's acceptances         109,931      -         -         -         -
 Residential loans               -         -         -          689      -
                            --------- --------- --------- --------- ---------
Total purchases               115,073      -         -          709      -
                            --------- --------- --------- --------- ---------
Total loan production         378,297   176,067   141,267   374,888   628,455
                            --------- --------- --------- --------- ---------
Loan sales                    (44,983)  (36,054)  (14,949)  (45,503)     -
Principal reductions         (289,037) (297,263) (298,076)  340,133  (549,064)
Loan securitization              -         -      (40,361) (106,080)     -
Transfer to real estate
 owned(1)                      (2,396)   (7,994)   (6,729)  (17,208)   (2,532)
                            --------- --------- --------- --------- ---------
Net loan activity          $   41,881  (165,244) (218,848) (134,036)   76,859
                            ========= ========= ========= ========= =========

    (1) Includes foreclosures and loans treated as in substance foreclosures.
    (2) Does not include individual installment loans purchased through dealers.

    Principal Repayments - The following table sets forth the scheduled contractual principal repayments at maturity date of BankAtlantic's loan portfolios and mortgage-backed securities at December 31, 1993. As of December 31, 1993, the total amount of principal repayments on loans and mortgage-backed securities contractually due after December 31, 1994 was $928.4 million, $663.3 million of which had fixed interest rates and $265.1 million of which had floating or adjustable interest rates.


                                 Year Ended December 31, (1)
                                      (In thousands)
                 ---------------------------------------------------------
                                         1997-   1998-   2004-
                   1994    1995   1996   1998    2003    2008   >2009   Total
                 ------- --------------------- ------- -------------- -------
Real estate
 mortgage       $ 59,702 11,155 13,167  54,889  76,913 21,989  94,535 332,350
Banker's
 acceptances     110,652   -      -       -       -      -       -    110,652
Real estate
 construction     11,333   -      -       -       -      -       -     11,333
Installment       15,947  7,296  8,948   9,816  23,513 16,179  57,421 139,120
Commercial non-
 real estate      21,714  1,668  1,981     743   1,873   -       -     27,979
                 ------- ------ ------ ------- ------- ------ ------- -------
Total loans     $219,348 20,119 24,096  65,448 102,299 38,168 151,956 621,434
                 ======= ====== ====== ======= ======= ====== ======= =======
Total mortgage-
 backed
 securities     $     12     95 43,093 126,917 249,744  6,774  99,730 526,365
                 ======= ====== ====== ======= ======= ====== ======= =======

    (1) Does not include deductions for undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowance for loan losses.

    Loan Concentration - BankAtlantic's loan concentration of total loans at December 31, 1993 was:

               Florida                    79%
               Northeast                  12%
               Other                       9%

    The loan concentration for BankAtlantic's portfolio is primarily in South Florida where the economic conditions have improved in the latter part of 1992 and 1993. The concentration of BankAtlantic's loan portfolio in the Northeastern states is primarily related to those loans identified in the Subject Portfolio. Economic conditions in the Northeast have remained sluggish with high rates of unemployment and declining real estate values, however, 1993 has shown some signs of improvement. The rest of the portfolio is throughout the United States without any specific concentration.
    Loan maturities and sensitivity of loans to changes in interest rates for commercial non-real estate loans and real estate construction loans at December 31, 1993 were (in thousands):


                                            Commercial
                                             Non-Real  Real Estate
                                              Estate   Construction   Total
                                           ----------  ----------  ----------
One year or less                          $     19,484      11,333      30,817
Over one year but less than five years           8,495         -         8,495
Over five years                                    -           -           -
                                            ----------  ----------  ----------
                                          $     27,979      11,333      39,312
                                            ==========  ==========  ==========

Sensitivity of loans to changes in interest rates - loans due agter one year

Pre-determined interest rate              $      6,399         -         6,399

Floating or adjustable interest rate             2,096         -         2,096
                                            ----------  ----------  ----------
                                          $      8,495         -         8,495
                                            ==========  ==========  ==========


Deposits - Deposit accounts consisted of the following (in thousands):

                                                       December 31,
                                              ------------------------------
                                               1993        1992        1991
                                           ----------  ----------  ----------
Non-interest bearing deposits             $     62,065      52,426      47,576
Interest bearing deposits:
 Insured money fund savings                    301,572     330,255     312,781
 NOW account                                   152,186     143,580     129,326
 Savings account                               124,699     130,379     124,163
 Time deposits less than $100,000              384,411     409,135     580,489
 Time deposits $100,000 and over                51,427      42,340      61,178
                                            ----------  ----------  ----------
Total                                     $  1,076,360   1,108,115   1,255,513
                                            ==========  ==========  ==========

Time deposits, $100,000 and over, have the following maturities at December 31, 1993:

    Less than three months                $      8,071
    3 to 6 months                                6,377
    6 to 12 months                              15,784
    More than 12 months                         21,195
                                            ----------
                                          $     51,427
                                            ==========

The stated rates at which BankAtlantic paid interest on deposits were (in thousands):

                                                       December 31,
                                             ------------------------------
                                               1993        1992        1991
                                           ----------  ----------  ----------
Interest free checking                    $     62,065      52,426      47,576
Insured money fund savings:
 2.52% at December 31, 1993, 3.07% at
 December 31, 1992 and 4.22% at
 December 31, 1991                             301,572     330,255     312,781
NOW account:
 1.79% at December 31, 1993, 1.61% at
 December 31, 1992 and 2.93% at
 December 31, 1991                             152,186     143,580     129,326
Savings account:
 1.78% at December 31, 1993, 2.06% at
 December 31, 1992 and 3.74% at
 December 31, 1991                             124,699     130,379     124,163
                                            ----------  ----------  ----------
Total non-certificate accounts                 640,522     656,640     613,846
                                            ----------  ----------  ----------
Certificate accounts:
 0.00% to 3.00%                                106,521      72,657       3,059
 3.01% to 4.00%                                135,753     164,378       3,623
 4.01% to 5.00%                                105,214      87,327      81,104
 5.10% to 6.00%                                 48,770      47,015     186,279
 6.01% to 7.00%                                 15,690      35,939     196,738
 7.01% and greater                              23,757      44,012     170,595
                                            ----------  ----------  ----------
Total certificate accounts                     435,705     451,328     641,398
                                            ----------  ----------  ----------
                                             1,076,227   1,107,968   1,255,244
                                            ----------  ----------  ----------
Interest earned not credited to deposit
 accounts                                          133         147         269
                                            ----------  ----------  ----------
Total deposit accounts                    $  1,076,360   1,108,115   1,255,513
                                            ==========  ==========  ==========

Weighted average stated interest rate on
 at the end of each respective period            2.83%       3.18%       5.10%
                                            ==========  ==========  ==========

    At December 31, 1993, the amounts of scheduled maturities of certificate accounts were:


                    1994       1995       1996       1997       1998    Thereafter
                 ---------- ---------- ---------- ---------- ---------- ----------
0.00% to 3.00%      100,384      4,445          3        -          -        1,689
3.01% to 4.00%      122,167     12,442      1,116         21        -            7
4.01% to 5.00%       36,933     49,543     12,387      4,623      1,700         28
5.01% to 6.00%       20,756      4,076        938     11,131     11,839         30
6.01% to 7.00%        7,988        702      1,965      4,407        427        201
7.01% and greater     7,341      9,050      6,834        331        199          2
                 ---------- ---------- ---------- ---------- ---------- ----------
Total               295,569     80,258     23,243     20,513     14,165      1,957
                 ========== ========== ========== ========== ========== ==========

The following table sets forth the deposit activities for the periods indicated (in thousands):
                                                       December 31,
                                           ------------------------------
                                               1993        1992        1991
                                           ----------  ----------  ----------
Net decrease before interest credited         (59,370)   (190,907)   (272,307)
Interest credited                              27,615      43,509      71,853
                                            ----------  ----------  ----------
Total                                         (31,755)   (147,398)   (200,454)
                                            ==========  ==========  ==========

    A summary of the cost and gross excess (deficiency) of market value compared to cost of tax certificates and other investment securities and mortgage-backed securities, including mortgage-backed securities available for sale, follows:



                                          December 31, 1993
                             ---------------------------------------------
                                            Gross       Gross    Approximate
                                 Book     Unrealized  Unrealized   Market
                                Value    AppreciationDepreciation   Value
                             ----------- ----------- ----------- -----------
Tax certificates and other
 investment securities:
   Cost equals market       $     83,927        -           -         83,927
   Cost over market               13,774        -            113      13,661

Mortgage-backed securities:
   Market over cost              489,453      14,620        -        504,073
   Cost over market               36,912        -             67      36,845
                             ----------- ----------- ----------- -----------
                            $    624,066      14,620         180     638,506
                             =========== =========== =========== ===========



                                          December 31, 1992
                             ---------------------------------------------
                                            Gross       Gross    Approximate
                                 Book     Unrealized  Unrealized   Market
                                Value    AppreciationDepreciation   Value
                             ----------- ----------- ----------- -----------
Tax certificates and other
 investment securities:
   Cost equals market       $    120,424        -           -        120,424

Mortgage-backed securities:
   Market over cost              336,720      12,234        -        348,954
   Cost over market              150,774        -            733     150,041
                             ----------- ----------- ----------- -----------
                            $    607,918      12,234         733     619,419
                             =========== =========== =========== ===========



                                          December 31, 1991
                             ---------------------------------------------
                                            Gross       Gross    Approximate
                                 Book     Unrealized  Unrealized   Market
                                Value    AppreciationDepreciation   Value
                             ----------- ----------- ----------- -----------
Tax certificates and other
 investment securities:
   Cost equals market       $    107,082        -           -        107,082
   Cost over market                1,994         109        -          2,103

Mortgage-backed securities:
   Market over cost              454,596      22,950        -        477,546
   Cost over market                6,184        -             74       6,110
                             ----------- ----------- ----------- -----------
                            $    569,856      23,059          74     592,841
                             =========== =========== =========== ===========

BankAtlantic, A Federal Savings Bank and Subsidiaries


Loans receivable composition, including mortgaged-backed securities, at the dates indicated was (dollars in thousands):




                                 1993                 1992                 1991                 1990                 1989
                            -------------        -------------        -------------        -------------        -------------
                            Amount   Percent  Amount      Percent  Amount      Percent  Amount      Percent  Amount      Percent
                          ---------  -------   ---------  -------   ---------  -------   ---------  -------   ---------  -------

Loans receivable:
Real estate loans:
 Conventional mortgages  $  120,531   20.23 % $  147,654   26.52 % $  185,677   25.49 % $  260,577   27.00 % $  393,783   35.28 %
 Conventional mortgages
  available for sale          5,752    0.96        7,641    1.37        3,807    0.52       -         -          -         -
 Construction and
  development                11,333    1.90       12,961    2.33       23,913    3.28       33,452    3.47       62,903    5.63
 FHA and VA insured           7,972    1.34        9,854    1.77       11,459    1.57       13,223    1.37       15,536    1.39
 Commercial                 198,095   33.24      156,844   28.18      157,878   21.67      186,205   19.30      211,471   18.94
Other loans:
 Home improvement            52,563    8.82       72,508   13.03      100,556   13.80      104,546   10.84       66,838    5.99
 Commercial (non-real
  estate)                    27,979    4.70       33,071    5.94       38,742    5.32       58,220    6.03       68,746    6.16
 Bankers acceptances        110,652   18.57        -       -            -       -            -       -            -       -
 Installment loans held
  by individuals             86,557   14.53      140,909   25.31      233,165   32.01      345,768   35.84      345,892   30.99
                          ---------  -------   ---------  -------   ---------  -------   ---------  -------   ---------  -------
Total                       621,434  104.29      581,442  104.45      755,197  103.66    1,001,991  103.85    1,165,169  104.38
                          ---------  -------   ---------  -------   ---------  -------   ---------  -------   ---------  -------

Deduct:
Undisbursed portion of
 loans in process             5,570    0.93        6,492    1.17        9,033    1.24       13,399    1.39       29,884    2.68
Deferred loan fees               33    0.01           55    0.01           99    0.01          385    0.04          780    0.07
Unearned discounts on
 commercial loans             2,124    0.36        -       -            -       -            -       -            -       -
Unearned discounts on
 purchaed & installment
 loans                          820    0.14        1,733    0.31        3,800    0.52        7,603    0.79       12,382    1.11
Allowance for loan losses    17,000    2.85       16,500    2.96       13,750    1.89       15,741    1.63        5,810    0.52
                          ---------  -------   ---------  -------   ---------  -------   ---------  -------   ---------  -------
Loans receivable, net    $  595,887  100.00 % $  556,662  100.00 % $  728,515  100.00 % $  964,863  100.00 % $1,116,313  100.00 %
                          =========  =======   =========  =======   =========  =======   =========  =======   =========  =======

Mortgage-backed securities:
FNMA participation
 certificates               178,928   33.99 % $  174,666   35.83 % $  214,700   46.59 % $  270,196   61.48 % $  249,878   54.16 %
GNMA and FHLMC mortgage-
 backed securities          347,437   66.01      312,828   64.17      246,080   53.41      169,313   38.52      211,528   45.84
Mortgage-backed           ---------  -------   ---------  -------   ---------  -------   ---------  -------   ---------  -------
 securities              $  526,365  100.00 % $  487,494  100.00 % $  460,780  100.00 % $  439,509  100.00 % $  461,406  100.00 %
                          =========  =======   =========  =======   =========  =======   =========  =======   =========  =======

/TABLE

BankAtlantic, A Federal Savings Bank and Subsidiaries

CUMULATIVE RATE SENSITIVITY GAP

                                 0-90      91-180    181 Days     1-3        3-5        5-10      10-20       >20
                                 Days       Days     - 1 Year    Years      Years      Years      Years      Years      Total
                               --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                         (Dollars in thousands)
Interest earning assets:
 Tax certificates and other
  investment securities (5)  $   42,575 $   17,074 $   18,370 $   25,392 $    2,879 $      141 $    -     $    -     $  106,431
 Residential loans (1) (2)
 Conventional single family       7,084      6,150     10,039     21,978      8,622      9,577        585         21     64,056
 Adjustable single family        31,576     15,571     23,052      -          -          -          -          -         70,199
 Mortgage-backed securities
  FHLMC and FNMA (3)             63,924     53,744     87,828    182,149     39,901      5,583        341         12    433,482
 Adjustable montgage-backed
  securities                     47,770      1,722     42,657        734      -          -          -          -         92,883
 Commercial real estate loans     6,256      6,396     13,229     68,918     66,522      5,241      -          -        166,562
 Adjustable commercial real
  estate loans                   42,866      -          -          -          -          -          -          -         42,866
Other loans:
 Commercial business                585        599      1,243      7,713        782      -          -          -         10,922
 Commercial business adjustabl   17,057      -          -          -          -          -          -          -         17,057
 Bankers acceptances            110,652      -          -          -          -          -          -          -        110,652
 Installment                     13,900     12,337     20,661     46,845     17,402      3,179      6,102      -        120,426
 Installment prime rate          18,694      -          -          -          -          -          -          -         18,694
                              ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total interest earning assets$  402,939 $  113,593 $  217,079 $  353,729 $  136,108 $   23,721 $    7,028 $       33 $1,254,230
                              ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

Interest bearing liabilities:
 Money fund savings (4)          59,560     47,797     76,715     61,558     29,308     26,634      -          -        301,572
 Savings and NOW (4)             19,377     17,850     32,904     87,457     35,910     83,387      -          -        276,885
 Certificate accounts           117,628     85,151     92,790    103,501     34,678      1,957      -          -        435,705
Borrowings:
 Securities sold under
  agreements to repurchase       21,135      -          -          -          -          -          -          -         21,135
 Advances from FHLB              97,150      2,050     12,050     17,050      -          -          -          -        128,300
                              ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total interest bearing
 liabilities                 $  314,850 $  152,848 $  214,459 $  269,566 $   99,896 $  111,978 $    -     $    -     $1,163,597
                              ========== ========== ========== ========== ========== ========== ========== ========== ==========

GAP (repricing difference)   $   88,089 $  (39,255)$    2,620 $   84,163 $   36,212 $  (88,257)$    7,028 $       33 $   90,633

Cumulative GAP               $   88,089 $   48,834 $   51,454 $  135,617 $  171,829 $   83,572 $   90,600 $   90,633

Cumulative ratio of GAP to
     total assets                  6.48 %     3.59 %     3.79 %     9.98 %    12.64 %     6.15 %     6.67 %     6.67 %
                              ========== ========== ========== ========== ========== ========== ========== ==========

(1)  Fixed rate mortgages are shown in periods which reflect normal amortization plus prepayments of 18-64% per annum depending on coupon.
(2)  Adjustable rate mortgages are shown in the periods in which the mortgages are scheduled for repricing.
(3)  MBS are shown in periods which reflect normal amortization plus prepayments equal to BankAtlantic's experience of 42% per annum.
(4)  BankAtlantic determines deposit run-off on money fund checking, savings and NOW accounts based on statistics developed in conjunction with the OTS.  BankAtlantic does not believe its experience differs significantly from the OTS.  Interest free transaction accounts are non-interest bearing liabilities and are accordingly, excluded from the cumulative rate sensivity gap analysis.

                                                                 Within      1-3        3-5       Over 5
                                                                 1 Year     Years      Years      Years
                                                                --------   --------   --------   --------
                             Savings accounts decay rates         17%        17%        16%        14%
                             Insured money fund savings
                                (excluding tiered savings)
                                decay rates                       79%        31%        31%        31%
                             NOW and tiered savings accounts
                                decay rates                       37%        32%    %   17%        17%
                                                               ========== ========== ========== ==========

(5)  Includes FHLB Stock.
/TABLE