Form 10-K/A
period 1993-12-31
BFC FINANCIAL CORP
filed 1994-05-02
CIK 315858

FORM 10-K/A


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                         Commission File Number 0-9811



                      AMENDMENT TO APPLICATION OR REPORT

                 Filed pursuant to Section 12, 13, or 15(d) of

                      THE SECURITIES EXCHANGE ACT OF 1934





                           BFC FINANCIAL CORPORATION
              --------------------------------------------------
              (Exact name of Registrant as specified in charter)








                       Amendment No. 1 to Annual Report

                                 on FORM 10-K

                     for the year ended December 31, 1993


















The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1993, as set forth in the pages attached hereto:

   Add the following items to Part III:

      Item 10.   Directors and Executive Officers of the
                 Registrant.
      Item 11.   Executive Compensation.
      Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management.
      Item 13.   Certain Relationships and Related Transactions.

Such items are attached hereto.














































                  BFC Financial Corporation and Subsidiaries

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

(a)   Identification of Directors.

      Name                      Age     Director Since    Term Expires
      ----------------------    ---     --------------    ------------
      Alan B. Levan             49          1978              1995
      Earl Pertnoy              67          1978              1996
      Carl E.B. McKenry, Jr.    64          1981              1994
      John E. Abdo              50          1988              1996

All Directors are to serve until the election and qualification of their respective successors.

(b)   Identification of Executive Officers.

   Name              Age   Position
   ---------------   ---   ----------------------------------------------
   Alan B. Levan      49   President, Chairman of the Board, Director
   Glen R. Gilbert    49   Senior Vice President, Chief Financial Officer
                            and Secretary

All officers are to serve until they resign or are replaced by the Board of Directors.

(c)   Identification of Certain Significant Employees.

The following persons are executive officers of the Registrant's principal subsidiary, BankAtlantic, A Federal Savings Bank ("BankAtlantic"). Positions indicated are those held at BankAtlantic.

   Name              Age   Position
   ----------------  ---   -------------------------------------------------
   Alan B. Levan      49   Director, Chief Executive Officer
   John E. Abdo       50   Director, Vice Chairman of the Board
   John P. O'Neill    44   Director, President
   Frank V. Grieco    49   Director, Senior Executive Vice President
   Jasper Eanes       48   Executive Vice President, Chief Financial Officer
   Lewis F. Sarrica   50   Executive Vice President
   Marcia K. Snyder   39   Executive Vice President
   Gerald S. Watson   56   Executive Vice President


(d)   Family Relationships.

   None.

(e)   Business Experience.

ALAN B. LEVAN formed the I.R.E. Group in 1972. Since 1978, he has been the Chairman of the Board, President, and Chief Executive Officer of BFC Financial Corporation or its predecessors. He is Chairman of the Board and President of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., U.S. Capital Securities, Inc., and Florida Partners Corporation. He is Chairman of the Board and Chief Executive Officer of BankAtlantic. He is an individual general partner and an officer and a director of the corporate general partners of various public limited partnerships all of which are affiliated with Registrant.

CARL E. B. McKENRY, JR. is the Director of the Small Business Institute at the University of Miami in Coral Gables, Florida. He has been associated in various capacities with the University since 1955. He has been a director of BFC Financial Corporation since 1981 and is also a director of the corporate general partners of various affiliated public limited partnerships.

EARL PERTNOY has been for more than the past five years a real estate investor and developer. He has been a director of BFC Financial Corporation and its predecessor companies since 1978 and is also a director of the corporate general partners of various affiliated public limited partnerships.

JOHN E. ABDO has been principally employed as President and Chief Executive Officer of Wellington Construction & Realty, Inc., a real estate development, construction and brokerage firm, for more than five years. He has been a director of BankAtlantic since 1984 and President of BankAtlantic Development Corporation, a wholly-owned subsidiary of BankAtlantic, since 1985. He has been Chairman of the Executive Committee of BankAtlantic since October 1985 and Vice Chairman of the Board of BankAtlantic since April 1987. He is also a director of Benihana National Corporation and a director and Chairman of the Board of Coconut Code, Inc.

GLEN R. GILBERT has been Senior Vice President of BFC Financial Corporation since January 1984. In May 1987, he was appointed Chief Financial Officer and in October 1988, was appointed Secretary. He joined Registrant in November 1980 as Vice President and Chief Accountant. He has been a certified public accountant since 1970. He serves as an officer of Florida Partners Corporation and of the corporate general partners of various affiliated public limited partnerships.

The principal occupation and certain other information with respect to certain significant employees of Registrant, not included above, is set forth below. All named persons are executive officers of Registrant's principal subsidiary, BankAtlantic. The positions indicated are those held at BankAtlantic.

JASPER R. EANES joined BankAtlantic in January 1989 as Senior Vice President, Director of Internal Auditing and became Executive Vice President, Chief Financial Officer in August 1989. Prior to joining BankAtlantic, he served as Senior Vice President, Chief Financial Officer of Newport News Savings Bank, Newport News, Virginia.

FRANK V. GRIECO joined BankAtlantic in April 1991 as a Director and Senior Executive Vice President. Prior to joining BankAtlantic, from May 1987 to April 1991, he was the sole proprietor of a financial consulting firm

JOHN P. O'NEILL joined BankAtlantic in March 1986 as Vice President and Manager of Branch Sales and Administration. He became Senior Vice President, Community Banking in December 1986 and Executive Vice President, Retail Banking in June 1988. He was elected President in July 1991 and became a Director in August 1991, filling a vacancy on the Board.

LEWIS F. SARRICA joined BankAtlantic in April 1986 as Senior Vice President and Senior Investment Officer. He became Executive Vice President, Chief Investment Officer in December 1986. In August 1991, he assumed responsibility for the Consumer Lending Division.

MARCIA K. SNYDER joined BankAtlantic in November 1987 as Senior Vice President, Commercial Real Estate Department Head. She became Corporate Banking Department Head in April 1989 and Executive Vice President, Commercial Lending in August 1989.

GERALD S. WATSON joined BankAtlantic in August 1989 and became Executive Vice President and Director of Operations the same month. In August 1991, he assumed the responsibility for the Management Information Systems Division. Prior to joining BankAtlantic, he was Executive Vice President - Operations at Eagle National Bank of Miami and Senior Vice President and Senior Operations Officer at First American Bank & Trust, Lake Worth, Florida.

(f)   Involvement in Certain Legal Proceedings.

See Item 3. Legal Proceedings, Timothy J. Chelling vs. BFC Financial Corporation, Alan B. Levan, et.al. for information on a verdict in which Alan
B. Levan was a named party.

(g)   Promoters and Control Persons.

Not applicable.


ITEM 11.  Executive Compensation

(b)   Summary Compensation Table.

The following table and the notes thereto set forth information with respect to annual compensation paid by Registrant and its subsidiaries, excluding BankAtlantic, for services rendered in all capacities during the year ended December 31, 1993, to each of the executive officers of Registrant as well as total annual compensation paid to each of those individuals for the prior two years.

                                                                 Other
   Name and                                                      Annual
   Principal Position         Year     Salary       Bonus     Compensation
   -------------------------  ----   ---------      ------    ------------
   Alan B. Levan (1)          1993   $ 301,154      $ 11,538     $46,394
     Chairman of the Board,   1992   $ 302,307           -
     President and Chief      1991     563,940           -
     Executive Officer

   Glen R. Gilbert            1993     191,164         7,320         -
     Senior Vice President,   1992     188,165           -
     Chief Financial Officer  1991     182,459        34,600
     and Secretary

~~~~~~~~~~~
(1) Excludes salary and bonuses, respectively, paid by Registrant's principal subsidiary, BankAtlantic, in the amount of $263,853 and $101,517 for 1993, $259,614 and $14,274 for 1992, and $315,267 and $0 for 1991.

The foregoing table includes only executive officers of Registrant and does not include executive officers of Registrant's principal subsidiary, BankAtlantic, A Federal Savings Bank. Executive officers of BankAtlantic do not have significant executive responsibilities with respect to key policy decisions of Registrant.

(c)   Options/SAR Grants Table.

No options or stock appreciation rights were granted during 1993 to the above named executive officers.

(d)   Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value
Table.

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

Registrant's subsidiary, BankAtlantic maintains a Key Employee's Stock Options Plan pursuant to which key employees of BankAtlantic and its subsidiaries are eligible to receive grants of options of BankAtlantic common stock. None of the officers, directors or employees of Registrant participate in BankAtlantic's Stock Option Plan.

Registrant and BankAtlantic have not granted and do not currently grant stock appreciation rights.

(e)   Long-Term Incentive Plan ("LTIP") Awards Table

Profit Sharing Plan.

Registrant has made available a profit-sharing plan to all employees (other than BankAtlantic employees) who meet certain minimum requirements. Registrant is not required to make any contribution and the amount of Registrant's contribution is determined each year by the Board of Directors. It requires a uniform allocation to each employee of 0% to 15% of compensation (maximum compensation considered is $50,000). Vesting is in increments over a 7-year period to 100%. Alan B. Levan and Glen R. Gilbert are 100% vested.

                                  Performance Period   Threshold,
                      Amount of    Until Maturation      Target
   Name                 Award         or Payment       and Maximum
   ---------------    ---------    -----------------   ------------
   Alan B. Levan      $  431            1993             $56,279
   Glen R. Gilbert    $  431            1993             $44,438


   BankAtlantic Bonus Plan

Subject to receipt of required regulatory approval, BankAtlantic had agreed to pay its executives long term compensation. Such deferred compensation is generally equal to $100,000 on the fifth and tenth anniversary of an established date relating to the individual's election to an executive position and $50,000 a year beginning on the eleventh anniversary and ending on the twentieth anniversary or age 65, whichever occurs first. Such compensation is payable only if their employment continues through the relevant anniversary date and such agreement does not obligate BankAtlantic to employ any of these individuals during the periods giving rise to the payment. This plan was terminated on June 30, 1993. During 1993, no payments were made to Mr. Levan under the plan.

Effective January 1, 1994, a new Long Term Compensation Plan was established by BankAtlantic for all executive officers and one senior vice president.
All such executives will be eligible to receive, subject to a 5-year vesting, deferred compensation of an additional $10,000 each ($5,000 in the case of Mr. Abdo) if certain corporate profit objectives are achieved. The same executives will be eligible to receive, subject to a 5-year vesting, deferred compensation of an additional $10,000 each ($5,000 in the case of Mr. Abdo) if a higher corporate profit objective is achieved.

(f)   Defined Benefit or Actuarial Plan Disclosure

BankAtlantic Retirement Plan

BankAtlantic maintains a qualified noncontributory defined benefit pension plan for all of its employees (the "Pension Plan"). The Pension Plan is administered by a Retirement Sub-Committee of the Benefits Committee appointed by the Board of Directors of BankAtlantic. When an employee is hired by BankAtlantic, the employee becomes eligible to participate in the pension plan when the employee has completed 1,000 hours of service at December 31 and is at least 21 years old.

In general, the pension plan provides for monthly payments to or on behalf of each covered employee upon such employee's retirement (with provisions for early or postponed retirement), death or disability. The amount of the monthly payments is based generally upon the employee's average regular monthly compensation from BankAtlantic for the highest consecutive five years of the last ten years prior to retirement, death or disability, and upon such employee's years of service with BankAtlantic. Benefits under the pension plan vest fully upon completion of five years of service. Benefits are payable on a basis of ten-year certain and life thereafter. The benefits are not subject to any deduction for Social Security or other offset amounts. At December 31, 1992, Mr. Levan had seven years of credited service under the Pension Plan.

The following table illustrates annual pension benefits at age 65 for various levels of compensation and years of services.

   Average Annual
   Compensation      Annual Pension Benefit Based on Years of Service
   At Retirement   5 Years   10 Years   20 Years   30 Years   40 Years
   -------------   -------   --------   --------   --------   --------
   $  40,000         3,380      6,760     13,520     20,280     27,160
      80,000         6,880     13,760     27,520     41,280     55,160
     120,000        10,380     20,760     41,520     62,280     83,160
     160,000        13,880     27,760     55,520     83,280    111,160
     200,000        17,380     34,760     69,520    104,280    118,800*
     240,000        20,880     41,760     83,520    118,880*   118,880*
     280,000        24,380     48,760     97,520    118,880*   118,880*
   ~~~~~~~~~~~~~~~~~~
   *Current maximum benefit permissible.

The Omnibus Budget Reduction Act (OBRA) of 1993 included a provision that limits an employee's compensation that may be taken into account in determining the employee's benefit under the Pension Plan to $150,000 per year. The Pension Plan will be amended to reflect this provision.

(g)   Compensation of Directors

Members of the Board of Directors of Registrant who are not employees of Registrant receive $1,300 per month for serving on Registrant's Board. Additionally, members of the Audit Committee receive a fee of $1,000 per Audit Committee meeting attended. Other than such compensation, there are no other arrangements pursuant to which any director is compensated for his services as such.

(h) Employment Contracts and Termination of Employment and Change of Control Arrangements

   Not applicable.

(j)   Compensation Committee Interlocks and Insider Participation

BFC Financial Corporation's Board of Directors served as the Compensation Committee for BFC Financial Corporation during 1993. During 1993, there were no increases in base salaries for executive officers including the CEO. Mr. Levan and Mr. Abdo serve on the Board of Directors and as such would have participated in decisions by BFC Financial Corporation's Board of Directors regarding compensation of its executives.

ITEM 12.  Security Ownership of Certain Beneficial Owners & Management

(a)   Security Ownership of Certain Beneficial Owners

The following table and the notes thereto set forth certain information as to those persons known to Registrant to be the beneficial owners of more than five percent (5%) of Registrant's outstanding Common Stock as of April 25, 1994. Unless otherwise indicated, the beneficial owners listed below have sole voting and investment power over the shares listed beside their names.

   Title         Name and Address             Amount and Nature      Percent
   of Class      of Beneficial Owner         of Beneficial Owner    of Class

   Common       I.R.E. Realty Advisors, Inc.    242,221               10.5%
                1320 South Dixie Highway        Direct
                Coral Gables, Florida  33146

   Common       I.R.E. Properties, Inc.         136,666                5.9%
                1320 South Dixie Highway        Direct
                Coral Gables, Florida  33146

   Common       I.R.E. Realty Advisory
                Group, Inc. (1)                 500,000               21.7%
                1320 South Dixie Highway        Direct
                Coral Gables, Florida  33146

   Common       Alan B. Levan (2) (3)            57,065                2.5%
                1320 South Dixie Highway        Direct
                Coral Gables, Florida  33146

   Common       Florida Partners Corporation    133,314                5.8%
                1320 South Dixie Highway        Direct
                Coral Gables, Florida  33146

   Common       John E. Abdo (3)                361,028               15.7%
                1350 N.E. 56 Street             Direct
                Fort Lauderdale, Florida 33334

   Title         Name and Address             Amount and Nature      Percent
   of Class      of Beneficial Owner         of Beneficial Owner    of Class

   Common       Dr. Herbert A. Wertheim (4)     349,100               15.1%
                191 Leucadendra Drive           Direct
                Coral Gables, Florida  33156
~~~~~~~~~~~~~~~~~~~~~~
   (1)   Registrant owns 50% of I.R.E. Realty Advisory Group, Inc.

   (2) Alan B. Levan is a controlling and majority shareholder of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc. and may be deemed to be the controlling shareholder of I.R.E. Realty Advisory Group, Inc. and Florida Partners Corporation and therefore may be deemed to be the beneficial owner of the shares of Common Stock owned by such entities in addition to his personal holdings of 57,065 shares of Common Stock, for an aggregate beneficial ownership of 1,069,266 shares of Common Stock (46.4%). During 1994, Mr. Levan received options to acquire 100,000 shares of Common Stock of Registrant.

   (3) On May 10, 1989, Mr. Abdo and certain members of his family (the "Abdos") were issued 353,478 shares of Registrant's authorized but unissued Common Stock pursuant to the terms of a Stock Purchase Agreement with Registrant under which Registrant acquired 282,782 shares (9.17%) of BankAtlantic, owned by the Abdo family. As a result of such transaction, the Abdos beneficially own 361,028 shares (15.7%) of Registrant's outstanding Common Stock. In connection with the Stock Purchase Agreement, Registrant, the Abdos and Mr. Alan B. Levan, the President of Registrant, entered into a Shareholders' Agreement dated May 10, 1989, pursuant to which, among other things, the Abdos have the right to require Registrant to repurchase the shares of Common Stock in Registrant which they received for the higher of the book value or the average market value (as defined) of the shares. Pursuant to the Shareholders' Agreement, Registrant and Mr. Levan have the right to require the Abdos to sell to either of them such shares on the same terms. In February 1994, the parties mutually agreed to cancel the above agreement. During 1994, Mr. Abdo received options to acquire 100,000 shares of Common Stock of Registrant.

   (4) Dr. Wertheim reported that he owns 349,100 shares of Registrant's Common Stock on a Schedule 13D dated June 19, 1991. The Schedule 13D indicates that the shares were acquired for private investment.

Registrant knows of no other persons who beneficially own 5% or more of its outstanding Common Stock.

(b)   Security Ownership of Management

Set forth in the following table and notes thereto is certain information with respect to the beneficial ownership of shares of Common Stock as of April 25, 1994 by each of the directors of Registrant and all directors and officers of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power over the shares listed beside their names.

   Title      Name of Beneficial         Amount and Nature of   Percent
   of Class   Owner or Number in Group   Beneficial Ownership   of Class

   Common     Alan B. Levan (1)             57,065 Direct          2.5%
                                         1,012,201 Indirect       43.9%


   Title      Name of Beneficial         Amount and Nature of   Percent
   of Class   Owner or Number in Group   Beneficial Ownership   of Class

   Common     Earl Pertnoy (2)               1,500 Direct           .1%

   Common     Carl E. B. McKenry, (3)          667 Direct            0%

   Common     John E. Abdo (4)               61,028 Direct         15.5%

   Common     Glen R. Gilbert                   978 Direct            0%

   Common     All officers and directors
              as a group (5 persons)      1,133,439                49.2%
~~~~~~~~~~~~~~~~~~~~~

   (1) See Footnote 2 and 3 to the table under the heading "Security Ownership of Certain Beneficial Owners & Management".

   (2)   Such shares are held of record by Mr. Pertnoy's wife.

   (3)   Such shares are held of record in an IRA account.

   (4) See Footnote 3 to the table under the heading "Security Ownership of Certain Beneficial Owners & Management" with respect to the acquisition of 353,478 shares of Registrant's Common Stock by the Abdos.

(c)   Changes in Control

   None.

ITEM 13.  Certain Relationships and Related Transactions

(a)   Transactions with Management and Others

   During the year ended December 31, 1993, Registrant provided the following services for and received reimbursements from the entities indicated, for the amounts indicated:

                                                                Amount of Fee
                                                                  or Payment
  Name and Relationship to Registrant         Transaction         or Accrual
  -----------------------------------      -------------------  -------------
   I.R.E. Pension Investors, Ltd.           Property management      $ 64,170
    (Managing General Partner is            Administrative and
    subsidiary of Registrant)               accounting services      $ 63,987

   I.R.E. Pension Investors, Ltd.-II        Property management      $  4,891
    (Managing General Partner is            Administrative and
      subsidiary of Registrant)             accounting services      $ 49,606

   Other affiliates                         Administrative and
                                            accounting services      $ 21,281

(b)   Certain Business Relationships

Alan B. Levan, the President and a director of Registrant, is also President and a director of I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc. and Florida Partners Corporation. Mr. Levan is also Chairman of the Board and Chief Executive Officer of BankAtlantic. Mr. Levan is also a shareholder of I.R.E. Properties, Inc. and may be deemed controlling shareholder of Registrant. Mr. Levan, Earl Pertnoy and Carl McKenry serve on the Board of Directors of managing general partners of affiliated public limited partnerships. John E. Abdo, a director of Registrant, is Vice Chairman of the Board of BankAtlantic.

Management believes that all transactions between Registrant and its affiliates were on terms at least as favorable as could have been obtained from unaffiliated third parties.

(c)   Indebtedness of Management

BankAtlantic, Registrant's principal subsidiary, in the ordinary course of its business, makes home improvement, mortgage and other installment loans to its employees, officers and directors. These loans are made pursuant to normal lending criteria and in BankAtlantic management's judgment, do not involve more than the normal risk of collectibility or present any other unfavorable features. Employees, officers and directors of BankAtlantic previously received a preferential interest rate on home mortgage loans. BankAtlantic's current policy with respect to mortgages made to employees is to charge current market rates and reduce the points by 1/2 of 1%. BankAtlantic's current policy with respect to employee installment loans provides that the interest rate on installment loans is equal to the current market rate applicable to the particular loan less 1%. This rate remains in effect after any termination of employment. Effective May 31, 1990, executive officers and directors have not been entitled to reduced rates on any new loans granted. None of the executive officers or directors of Registrant have been indebted to BankAtlantic or to Registrant for an amount exceeding $60,000 at any time within the past fiscal year.









                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



BFC Financial Corporation



By:       /S/
     ---------------------
     Glen R. Gilbert
     Senior Vice President


May 2, 1994