Form 10-Q
period 1994-03-31
BFC FINANCIAL CORP
filed 1994-05-16
CIK 315858

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q
                                     =========


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act Of 1934


For the Quarter ended                                 Commission File Number
  March 31, 1994                                               0-9811
- - ----------------------                                ----------------------


                             BFC FINANCIAL CORPORATION
                             =========================



           Florida                                      59-2022148
- - -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                           33304
- - ----------------------------------------                         ---------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (305) 760-5200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X   No
                                ------    ------


Indicate the number of shares outstanding of the issuer's classes of common stock as of May 12, 1994.

        Class                                            Shares Outstanding
        -----                                            ------------------
Common stock, par value                                       2,305,682
    $0.01 per share

Special Class A
 Common stock, par value
 $0.01 par value                                          None outstanding

                    BFC Financial Corporation and Subsidiaries

                  Consolidated Statements of Financial Condition
                       March 31, 1994 and December 31, 1993
                        (in thousands, except share data)
                                   (Unaudited)


                                  ASSETS
                                 --------

                                                    March 31,   December 31,
                                                     1994           1993
                                                  ----------      ---------
Cash                                              $       57             78
Trading securities, net                                8,190         20,644
Investment in BankAtlantic, a Federal Savings Bank    38,162         36,436
Loans receivable, net                                  9,132          9,179
Real estate acquired in debenture exchange, net       18,078         18,315
Other assets                                          15,461          2,843
                                                   ---------      ---------
   Total assets                                  $    89,080         87,495
                                                   =========      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------

Exchange debentures, net                         $    35,705         35,651
Mortgages payable and other borrowing                 30,122         30,367
Deferred interest on the exchange debentures          13,805         12,049
Other liabilities                                      8,614          8,602
Deferred income taxes                                  2,018          2,038
                                                   ---------      ---------
   Total liabilities                                  90,264         88,707
                                                   ---------      ---------
Commitments and contingencies

Redeemable common stock (353,478 shares in 1993)
 (redemption amount $299 in 1993)                        -            5,776

Stockholders' deficit:
Preferred stock of $.01 par value; authorized
 1,000,000 shares; none issued                           _              _
Special class A common stock of $.01 par value;
 authorized 20,000,000 shares; none issued               _              _
Common stock of $.01 par value; authorized
 20,000,000 shares; issued 2,351,021
 in 1994 and 1993                                         17             17
Additional paid-in capital                            21,040         15,264
Accumulated deficit                                  (21,961)       (21,989)
Less: treasury stock (45,339 shares for 1994
 and 1993)                                              (280)          (280)
                                                   ---------      ---------
 Total stockholders' deficit                          (1,184)        (6,988)
                                                   ---------      ---------
   Total liabilities and stockholders' deficit   $    89,080         87,495
                                                   =========      =========

            See notes to unaudited consolidated financial statements.

                    BFC Financial Corporation and Subsidiaries

                      Consolidated Statements of Operations
                For the three months ended March 31, 1994 and 1993
                      (in thousands, except per share data)
                                     (Unaudited)

                                                 Three Months Ended March 31,
                                                     1994             1993
                                                   ---------      ---------
Revenues:
 Interest on loans                               $       182            190
 Interest and dividends on other investment
  securities                                             206             73
 Earnings on real estate operations, net                 575            657
 Other income, net                                        45            172
                                                   ---------      ---------
Total revenues                                         1,008          1,092
                                                   ---------      ---------
Cost and expenses:
  Interest on exchange debentures                      1,790          1,380
  Interest on mortgages payable                          689            766
  Employee compensation and benefits                     273            343
  Occupancy and equipment                                 14             40
  General and administrative                             202            550
                                                   ---------      ---------
Total cost and expenses                                2,968          3,079
                                                   ---------      ---------
(Loss) before equity in earnings of
  BankAtlantic and cumulative
  effect of change in accounting
  for income taxes                                    (1,960)        (1,987)

  Equity in earnings of BankAtlantic                   1,988          2,019
                                                   ---------      ---------
Income before cumulative effect of change
  in accounting for income taxes                          28             32
Cumulative effect of change in accounting
 for income taxes                                        -             (501)
                                                   ---------      ---------
Net income (loss)                                $        28           (469)
                                                   =========      =========

Earnings (loss) per share:
 Net earnings (loss) before
  cumulative effect of change
  in accounting for income taxes                 $      0.01          (0.08)
 Cumulative effect of change
  in accounting for income taxes                         -            (0.29)
                                                   ---------      ---------
Net earnings (loss) per share                    $      0.01          (0.37)
                                                   =========      =========

Weighted average number of shares
  outstanding                                          2,056          1,702
                                                   =========      =========

            See notes to unaudited consolidated financial statements.


                    BFC Financial Corporation and Subsidiaries

              Consolidated Statements of Stockholders' (Deficit)
                  For the three months ended March 31, 1994
                                (in thousands)
                                  (unaudited)


                                      Addi-
                                      tional    Accu-         Trea-
                              Common  Paid-in   mulated        sury
                              Stock   Capital    Deficit      Stock   Total
                             --------  --------  --------  --------  --------
Balance at December 31, 1993       17    15,264   (21,989)     (280)   (6,988)

Transfer from redeemable
 common stock                     -       5,776       -         -       5,776

Net income                        -         -          28       -          28
                             --------  --------  --------  --------  --------
Balance at March 31, 1994          17    21,040   (21,961)     (280)   (1,184)
                             ========  ========  ========  ========  ========



See notes to unaudited consolidated financial statements.

































                    BFC Financial Corporation and Subsidiaries
                       Consolidated Statements of Cash Flows


                For the three months ended March 31, 1994 and 1993
                                 (in thousands)
                                   (unaudited)

                                                     1994           1993
                                                  ---------      ---------
Operating activities:
Income before cumulative effect of change
 in accounting for income taxes                  $        28             32
Adjustments to reconcile income
 before cumulative effect of change in
 accounting for income taxes to net cash
 provided by operating activities:
Equity in earnings of BankAtlantic                    (1,988)        (2,019)
Depreciation                                             442            403
Accretion on exchange debentures
 and mortgage payables                                    28             94
Tax effect of real estate acquired
 in debenture exchange                                   (27)           (31)
Amortization of discount on
 loans receivable                                        (18)           (17)
Increase in deferred interest on the
 exchange debentures                                   1,756          1,340
Increase in other liabilities                             87            118
Decrease (increase) in other assets                     (115)           204
                                                   ---------      ---------
Net cash provided by
 operating activities                                    193            124
                                                   ---------      ---------
Investing activities:
Common stock dividends received from
 BankAtlantic                                            187             -
Decrease (increase) in other investment
 securities                                              (46)            83
Principal reduction on loans receivable                   65             60
Additions to office
 properties and equipment                                (12)           (27)
Improvements to real estate acquired in
 debenture exchanges                                    (196)           (50)
                                                   ---------      ---------
Net cash (used) provided by investing
 activities                                               (2)            66
                                                    ---------      ---------

Financing activities:
Repayments of borrowings                                (212)          (228)
                                                    ---------      ---------
Net cash (used) by financing activities                 (212)          (228)
                                                    ---------      ---------
(Decrease) in cash and cash equivalents                  (21)           (38)
Cash at beginning of period                               78            149
                                                    ---------      ---------
Cash at end of period                                     57            111
                                                    =========      =========

See notes to unaudited consolidated financial statements.
                  BFC Financial Corporation and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements
                              March 31, 1994

1) PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1993 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report. The Company became a savings bank holding company in 1987 by acquiring shares of the common stock of BankAtlantic, A Federal Savings Bank ("BankAtlantic"). The consolidated financial statements include the accounts of BFC Financial Corporation and its wholly owned subsidiaries. Because the Company's ownership in BankAtlantic is less than 50%, BankAtlantic is carried on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated financial condition at March 31, 1994, the unaudited consolidated results of operations for the three months ended March 31, 1994 and 1993 the unaudited consolidated cash flows for the three months ended March 31, 1994 and 1993. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and consequently, do not include certain information and notes necessary for a complete presentation of financial condition, results of operations and cash flows as required by generally accepted accounting principles for financial statements. The 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

(2) INVESTMENTS IN BANKATLANTIC AND OTHER ACQUISITIONS AND DISPOSITIONS

A reconciliation of the carrying value in BankAtlantic to BankAtlantic's stockholders equity at March 31, 1994 and December 31, 1993 is as follows:

                                                    March 31,   December 31,
                                                     1994           1993
                                                  ----------      ---------

BankAtlantic Stockholders' equity                 $   95,756         90,652
Net unrealized appreciation on mortgage-
 backed securities available for sale-
 net of deferred income taxes                         (1,457)          -
Preferred stock                                       (7,036)        (7,036)
                                                      -------        -------
BankAtlantic common stockholders' equity              87,263         83,616
 Ownership percentage                                 48.17%         48.17%
                                                      -------        -------
                                                      42,035         40,278
Purchase accounting adjustments                       (3,873)        (3,842)
                                                      -------        -------
Investment in BankAtlantic                        $   38,162         36,436
                                                      =======        =======

BFC also owns 5,600 shares of BankAtlantic 12.25% Series A Preferred Stock, 529 shares of BankAtlantic 10.00% Series B Preferred Stock and 4,636 shares of BankAtlantic 8.00% Preferred Stock. The aggregate purchase price relating to the acquisition of these shares was approximately $100,000 and is included in trading securities, net in the accompanying statements of financial condition.

(3) EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share for the period ended March 31, 1993 was computed using the more dilutive of (a) the weighted average number of shares outstanding, or (b) the weighted average number of shares outstanding assuming that the shares of redeemable common stock are reacquired for debt, from the later of their date of issuance (May 10, 1989) or the beginning of the computation period, at the greater of the amount originally recorded, or the then book value. Computation (b) was utilized, assuming a rate of 12% on indebtedness for the three months ended March 31, 1993. In February 1994, the parties mutually agreed to cancel the agreement with respect to the requirement to buy and or sell shares. Therefore, during the first quarter of 1994, the amount classified as redeemable common stock was reclassified to the stockholders' deficit section of the Statement of Financial Condition and earnings per share was computed based upon the weighted average number of shares outstanding. Shares issued in connection with a 1984 acquisition are considered outstanding after elimination of 250,000 shares, representing the Company's 50% ownership of the shares issued in the acquisition.

(4) INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). FAS 109 requires a change from the deferred method to the asset and liability method to account for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect of a change in tax rate on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date.

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

BFC adopted FAS 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes was approximately $501,000 due to the valuation allowance of mortgage-backed securities available for sale that were held by BankAtlantic.

(5)  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities for the three months ended March 31, 1994 include: (i) the establishment of an escrow account to fund a litigation settlement that transferred $12.5 million from other investment securities to other assets, and (ii) the cancellation of a shareholder agreement that resulted in the shift of $5,776,000 from redeemable common stock to additional paid-in capital.



(6)  OTHER ASSETS

Included in other assets at March 31, 1994 is $12.5 million that has been placed in an escrow account in order to fund the settlement of litigation against the Company arising from the Company's exchange of debentures for all of the assets and liabilities of certain affiliated limited partnerships in 1991.





















































                 BFC Financial Corporation and Subsidiaries

             Management's Discussion and Analysis of Results
                  of Operations and Financial Condition

General
- - -------

BFC Financial Corporation (the "Company" or "BFC") became a savings bank holding company during 1987 by acquiring a controlling interest in BankAtlantic, A Federal Savings Bank ("BankAtlantic"). At December 31, 1993 and March 31, 1994, the Company owned 48.17% of the outstanding common stock of BankAtlantic.

Results of Operations
- - ---------------------

For the quarter ended March 31, 1994, the Company reported net income of approximately $28,000 or $.01 per share as compared to a net loss of approximately $469,000 or $.37 per share for the comparable period in 1993. Operations for 1993 included a charge for the cumulative effect of a change in accounting for income taxes from APB Opinion 11 to FAS 109, in the amount of $501,000 or $.29 per share.

The decrease in revenues of approximately $84,000 for the three months ended March 31, 1994 as compared with the same period in 1993 was primarily due to a decrease in earnings on real estate operations of approximately $82,000 and a reduction in other income, net of approximately $127,000, partially offset by an increase in interest and dividends on other investment securities of approximately $133,000.

Interest and dividends on other investment securities increased for the three months ended March 31, 1994 as compared to the same period in 1993 primarily due to an increase in investable funds, which resulted from the proceeds received from the sale of BankAtlantic shares in November 1993.

Earnings on real estate operations, net decreased for the three months ended March 31, 1994 as compared to the same period in 1993 primarily due to the loss of a tenant that occupied approximately 81% of the leasable area at the IBM Executive Office Building in Kingsport, Tennessee. This decrease was partially offset by an increase in occupancy at other properties and a decrease in operating expenses.

Other income, net decreased for the three months ended March 31, 1994 as compared to the same period in 1993 primarily due to the origination fees received in 1993 from an affiliate which did not recur in 1994.

The decrease in cost and expenses of approximately $111,000 for the three months ended March 31, 1994 as compared to the same period in 1993 was attributable to decreases in (i) interest on mortgages payable of approximately $77,000, (ii) employee compensation and benefits of approximately $70,000, (iii) occupancy and equipment of approximately $26,000 and (iv) general and administrative of approximately $348,000. This decrease was offset by an increase in interest on exchange debentures of approximately $410,000.

Interest on Exchange debentures for the three months ended March 31, 1994 increased as compared to the same period in 1993 due to the accrual of interest on the previously deferred interest relating to the debentures issued in the 1989 and 1991 exchange transactions and an increase in the interest rate to the deferred payment rates of 13% and 12% for the debentures issued in the 1991 and the 1989 exchanges, respectively.

Interest other on mortgages decreased for the three months ended March 31, 1994 as compared to the same period in 1993 due to the full amortization of interest discount on a mortgage that matured in 1993.

Employee compensation and benefits decreased for the three months ended March 31, 1994 as compared to the comparable 1993 period primarily due to a reduction in personnel in December 1993.

Occupancy and equipment decreased for the three months ended March 31, 1994 as compared to the comparable 1993 period primarily due to the Company's reduction in office space at its new location in Fort Lauderdale.

General and administrative expenses decreased for the three months ended March 31, 1994 as compared to the same period in 1993 primarily due to a decrease in legal fees associated with the litigation which arose in connection with the Company's exchange of debentures for all of the assets and liabilities of certain affiliated limited partnerships in 1989 ("Exchange I") and with the Company's exchange of debentures for all of the assets and liabilities of certain affiliated limited partnerships in 1991 ("Exchange II").

BankAtlantic's net income for the quarter ended March 31, 1994 was $4.3 million compared to net income of $3.0 million for the quarter ended March 31, 1994. For the quarter ended March 31, 1994, the Company owned approximately 48.2% of the outstanding common stock of BankAtlantic whereas for the quarter ended March 31, 1993, the Company owned 72.5% of the outstanding common stock of BankAtlantic. The decline in the equity in earnings of BankAtlantic that would have been reflected by the Company's decreased ownership was primarily offset by increased earnings by BankAtlantic.

Financial Condition
- - -------------------

BFC's total assets at March 31, 1994 and at December 31, 1993 were $89 million and $87.5 million, respectively. The majority of the difference at March 31, 1994 as compared to December 31, 1993 was primarily due to increases in other assets and investment in BankAtlantic of approximately $12.6 million and $1.7 million, respectively, offset by a decrease in other investments of approximately $12.4 million. The increase in other assets and decrease in other investments at March 31, 1994 was attributable to the March 1994 transfer from other investments of $12.5 million to an escrow account to fund the settlement of Exchange II litigation. Investment in BankAtlantic increased by $1.7 million due to the equity in earnings of BankAtlantic for the quarter ended March 31, 1994 and reduced by the common stock dividends declared on March 1, 1994.

At March 31, 1994 deferred interest on the exchange debentures increased by approximately $1.8 million due to interest deferred on Exchange I and Exchange II debentures pursuant to their terms.

In May 1989, Mr. Abdo, currently a member of the Company's Board of Directors, and certain members of his family (the "Abdos") were issued 353,478 shares of the Company's authorized but unissued Common Stock pursuant to the terms of a Stock Purchase Agreement with the Company pursuant to which the Company acquired 282,782 shares of BankAtlantic, owned by the Abdo family. In connection with the Stock Purchase Agreement, the Company, the Abdos and Mr. Alan B. Levan, the President of the Company, entered into a Shareholders' Agreement pursuant to which, among other things, the Abdos had the right to require the Company to repurchase the shares of Common Stock in the Company which they received for the higher of the book value or the average market value (as defined) of the shares. Pursuant to the Shareholders' Agreement, the Company and Mr. Levan had the right to require the Abdos to sell to either of them such shares on the same terms. At the transaction date the book value of the shares was greater than their market value. Accordingly, the amount initially recorded for this redeemable common stock, $5,776,000, was at book value. In February 1994, the parties mutually agreed to terminate the above agreement. Therefore, during the first quarter of 1994, the amount classified as redeemable common stock was reclassified to additional paid-in capital in the statement of financial condition.

Liquidity and Capital Resources
- - --------------------------------

In connection with certain litigation related to Exchange I (See Item 3. "Litigation", Timothy J. Chelling vs. BFC Financial Corporation, et.al. in the Company's 1993 Annual Report), in December 1992, a jury found that BFC Financial Corporation's issuance of debentures was unfair to investors. The jury found that those limited partners who did not vote in favor of the transaction are entitled to receive $8 million, rather than the approximately $16 million of subordinated debentures which were issued to them as a consequence of the Exchange. Based on the verdict, the Company would record a pre-tax gain from the reduction of its debt of approximately $6 million, but it nonetheless believes the verdict was not supported by the evidence at trial. Accordingly, the Company has appealed the verdict and the gain is not reflected in the financial statements. The court denied plaintiffs' motion for prejudgment interest as to Series 21 and Series 23 and awarded prejudgment interest to plaintiffs in Series 24 to be calculated to run from March 31, 1989 through December 18, 1992, the date of entry of final judgment, at the rate of 3.54%. In connection with the stay of the judgment without a bond and to secure the final judgment during the pendency of the appeal, BFC agreed to place shares of the BankAtlantic Common Stock owned by it into an escrow or collateral account for the benefit of the plaintiffs. Initially 800,000 shares have been delivered pursuant to the agreement but additional shares will be delivered in the event that the market value of the 800,000 shares delivered falls below $10 million.

In connection with other litigation against the Company relating to Exchange II (See item 3. "Litigation ", Arthur Arrighi, et.al. and Shirley B. Daniels, Robert and Ruby Avans, et.al. in the Company's 1993 Annual Report), on March 2, 1994, the parties entered into an agreement to settle these actions pursuant to which BFC will pay approximately eighty-one percent (81%) of the face amount of the outstanding debentures issued in connection with Exchange II held by plaintiffs and the debentures subject to the settlement will be canceled pursuant to the procedures outlined in the agreement. The settlement is subject to, among other things, court approval. Upon effectiveness, the settlement of this action will be dismissed with prejudice and the parties will exchange releases. The Company, during March 1994 placed $12.5 million in an escrow account to fund the settlement.

In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana (See item 3. "Litigation ", Short vs Eden United, Inc., et.al. in the Company's 1993 Annual Report), on February 25, 1994, the court on remand awarded plaintiff a judgment totaling approximately
$4.5 million, including interest.   The Company intends to appeal the trial
court's order and has posted an appeal bond. The bond is collateralized by approximately $4.8 million of other investment securities. The Company had accrued approximately $400,000 in prior years and based upon this order, at December 31, 1993, accrued an additional $4.1 million for an aggregate $4.5 million provision for this litigation.

In addition to the litigation discussed above, an appellate court entered an order reversing a lower court decision in favor of the Company and its affiliates which related to the sale of units in two partnerships which participated in Exchange II. (See Item 3. "Litigation", Martha Hess, et.al. vs Gordon, Boula, et.al. in the Company's 1993 Annual Report.) The effect of this decision, which the Company intends to appeal, is to create a potential liability of approximately $1.8 million. Such amount was accrued at December 31, 1992. There is no requirement for a bond in connection with the appeal of this matter.

The Company's ability to meet its obligations and to pay interest on the debentures issued in Exchange I and Exchange II is substantially dependent on the earnings and regulatory capital position of BankAtlantic. However, pursuant to the terms of the debentures issued in Exchange I and Exchange II, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Such deferral does not create a default. Since December 31, 1991, the Company has deferred interest payments amounting to approximately $13.8 million. The Company, not considering BankAtlantic, has sufficient current liquidity to meet its normal operating expenses, but it is not anticipated that it will make current payments of interest on the Exchange debentures until at least such time as the issues relating to the $8 million judgment discussed above and the other litigation discussed in Item 3. "Litigation" in the Company's 1993 Annual Report have been resolved.

Pursuant to an agreement entered into on May 10, 1989 between BFC, its affiliates and BankAtlantic's primary regulator, BFC is obligated to infuse additional capital into BankAtlantic in the event that BankAtlantic's net capital (as defined) falls below the lesser of the industry's minimum capital requirement (as defined) or six percent of BankAtlantic's assets. However, there is no assurance that BFC will be in a position to infuse additional capital in the event it is called upon to do so. This obligation will expire ten years from the date of the agreement, or at such earlier time as BankAtlantic's net capital exceeds its fully phased-in capital requirement (as defined) for a period of two consecutive years. BankAtlantic's net capital has exceeded its fully phased in capital requirements from the end of 1992 through March 31, 1994.

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

Cash Flows
- - -----------

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                           Three months ended
                                                March 31,
                                           -------------------
Net cash provided (used) by:                1994         1993
                                           ------       ------
 Operating activities                    $    193          124
 Investing activities                          (2)          66
 Financing activities                        (212)        (228)
                                           ------       ------
Decrease in cash                          $   (21)         (38)
                                           ======       ======

The changes in cash flow used or provided in operating activities are affected by the changes in operations, which are discussed elsewhere herein, and by certain other adjustments. These adjustments include additions to operating cash flows for non-operating charges such as depreciation. Cash flow from operating activities is also adjusted to reflect the use or the providing of cash for increases and decreases, respectively, in operating assets, decreases or increases, respectively of operating liabilities, and increases in exchange debentures deferred interest. Accordingly, the changes in cash flow from operating activities in the periods indicated above has been impacted not only by the changes in operations during the periods but also by these other adjustments.

The primary sources of funds to the Company, for the three months ended March 31, 1994 were revenues from property operations, collections on mortgage receivables and the dividend from BankAtlantic. These funds were primarily utilized for operating expenses at the properties, capital improvements at the properties, mortgage payables on the properties and general and administrative expenses.












PART II - OTHER INFORMATION

Item 1.  Litigation

Cheryl and Wayne Hubbell, et al., vs. I.R.E. Advisors Series 26, Corp. et al., in the California Superior Court in Los Angeles, California, Case No. BC049913. In May 1993, a motion to dismiss was filed by the plaintiffs to dismiss all claims against all defendants relating to I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 27 and I.R.E. Real Estate Income Fund, Ltd., whether exchange related or not. This motion is scheduled to be heard by the Court on May 18, 1994.

Martha Hess, et. al., on behalf of themselves and all others similarly situated, v. Gordon, Boula, Financial Concepts, Ltd., KFB Securities, Inc., et al. In March 1994, plaintiffs amended their complaints for rescission to reassert the class allegations through new class representatives and to request attorneys' fees.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State
of Indiana. Civil Division Case No. S382 0011.   In April 1994, BFC Financial
Corporation posted a $4.8 million appeal bond with respect to the appeal in this case. Such bond is collateralized by approximately $4.8 million of other investment securities owned by the Company.

Item 2 through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  a) No exhibits have been attached hereto.

  b) No report on Form 8-K was filed during the quarter ended March 31, 1994.





                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BFC Financial Corporation




Date:  May 13, 1994               By:        /s/  Glen R. Gilbert
                                      ------------------------------------
                                      Glen R. Gilbert, Senior Vice President
                                       and Chief Financial Officer