Form 10-Q
period 1994-06-30
BFC FINANCIAL CORP
filed 1994-08-12
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q
                                     =========


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act Of 1934


For the Quarter ended                                 Commission File Number
  June 30, 1994                                                0-9811
- - ----------------------                                ----------------------


                             BFC FINANCIAL CORPORATION
                             =========================



           Florida                                      59-2022148
- - -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                           33304
- - ----------------------------------------                         ---------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (305) 760-5200


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


Indicate the number of shares outstanding of the issuer's classes of common stock as of August 10, 1994.

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

                  Consolidated Statements of Financial Condition
                       June 30, 1994 and December 31, 1993
                        (in thousands, except share data)
                                   (Unaudited)

                                  ASSETS
                                 --------

                                                    June 30,    December 31,
                                                     1994           1993
                                                  ----------      ---------
Cash                                              $       55             78
Securities available for sale                          6,733         20,644
Investment in BankAtlantic Bancorp, Inc.              40,508         36,436
Loans receivable, net                                  8,185          9,187
Real estate acquired in debenture exchanges, net      21,662         18,315
Real estate investment                                 3,649            -
Other assets                                          14,675          2,835
                                                   ---------      ---------
   Total assets                                  $    95,467         87,495
                                                   =========      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT
                --------------------------------------------

Exchange debentures, net                         $    26,884         35,651
Mortgages payable and other borrowing                 29,198         30,367
Deferred interest on the exchange debentures          10,612         12,049
Redeemed debenture liability                          10,274           -
Other liabilities                                      8,473          8,602
Deferred income taxes                                  2,013          2,038
                                                   ---------      ---------
   Total liabilities                                  87,454         88,707
                                                   ---------      ---------
Commitments and contingencies

Redeemable common stock (353,478 shares in 1993)
 (redemption amount $299 in 1993)                        -            5,776

Stockholders' equity (deficit):
Preferred stock of $.01 par value; authorized
 1,000,000 shares; none issued                           _              _
Special class A common stock of $.01 par value;
 authorized 20,000,000 shares; none issued               _              _
Common stock of $.01 par value; authorized
 20,000,000 shares; issued 2,351,021
 in 1994 and 1993                                         17             17
Additional paid-in capital                            21,037         15,264
Accumulated deficit                                  (13,318)       (21,989)
Less: treasury stock (45,339 shares for 1994
 and 1993)                                              (280)          (280)
                                                   ---------      ---------
 Total stockholders' equity (deficit) before
  BankAtlantic Bancorp net unrealized appreciation
  on mortgage-backed securities available for
  sale-net of deferred income taxes                    7,456         (6,988)

  BankAtlantic Bancorp net unrealized appreciation
  on mortgage-backed securities available for
  sale-net of deferred income taxes                      557            -
                                                   ---------      ---------
   Total stockholders equity (deficit)                 8,013         (6,988)

   Total liabilities and stockholders' equity      ---------      ---------
    (deficit)                                    $    95,467         87,495
                                                   =========      =========

            See notes to unaudited consolidated financial statements.
                    BFC Financial Corporation and Subsidiaries

                      Consolidated Statements of Operations
         For the six and three month periods ended June 30, 1994 and 1993
                      (in thousands, except per share data)
                                  (Unaudited)

                                     Six Months Ended       Three Months Ended
                                         June 30,                    June 30,
                                     -----------------      ------------------
                                     1994        1993          1994      1993
                                     ----        ----          ----      ----
Revenues:
 Interest on loans                $     363         395         181       205
 Interest and dividends on
  other investment securities           404         215         198       142
 Earnings on real estate
  operations, net                     1,080       1,132         505       475
 Insurance settlement                 2,500         -         2,500       -
 Other income, net                      271         216         226        44
                                    -------     -------      -------   ------
Total Revenues                        4,618       1,958       3,610       866
                                    -------     -------      -------   ------

Costs and expenses:
  Interest on exchange debentures     3,609       2,829       1,819     1,449
  Interest on mortgages payable       1,377       1,526         688       760
  Provision for loss on real estate
   acquired in debenture exchange       531         -           531       -
  Provision for loss on loans
   receivable                           624         -           624       -
  Employee compensation and benefits    577         671         304       328
  Occupancy and equipment                26          68          12        28
  General and administrative            849         988         647       438
                                    -------     -------      -------   -------
Total cost and expenses               7,593       6,082       4,625     3,003
                                    -------     -------      -------   -------

(Loss) before equity in earnings of
  BankAtlantic Bancorp, cumulative
  effect of change in accounting
  for income taxes and extraordinary
  item                               (2,975)     (4,124)     (1,015)   (2,137)
Equity in earnings of BankAtlantic
  Bancorp                             3,892       5,251       1,904     3,232
                                    -------     -------      -------   -------
Income before cumulative effect of
  change in accounting for income
   taxes and extraordinary item         917       1,127         889     1,095
Cumulative effect of change in
  accounting for income taxes           -          (501)        -          -
Extraordinary item:
  Gain on settlement of 1991
   Exchange litigation                7,754        -          7,754        -
                                    -------     -------      -------   -------
Net income                        $   8,671         626       8,643     1,095
                                    =======     =======      =======   =======


                    BFC Financial Corporation and Subsidiaries

                      Consolidated Statements of Operations
         For the six and three month periods ended June 30, 1994 and 1993
                      (in thousands, except per share data)
                                  (Unaudited)

Income (loss) per share:
 Income before cumulative
  effect of change in
  accounting for income taxes
  and extraordinary item               0.45        0.46          .43      0.53
 Cumulative effect of change
  in accounting for income taxes        -         (0.29)         -          -
 Gain on the settlement of the
  1991 Exchange litigation             3.77         -           3.77        -
                                    -------     -------      -------   -------
Net income per share                   4.22        0.17         4.20      0.53
                                    =======     =======      =======   =======

Weighted average number of shares
  outstanding                         2,056       1,702        2,056     2,056
                                    =======     =======      =======   =======

            See notes to unaudited consolidated financial statements.



               BFC Financial Corporation and Subsidiaries

          Consolidated Statements of Stockholders' Equity (Deficit)
                 For the six months ended June 30, 1994
                             (in thousands)
                               (unaudited)

                             Addi-
                             tional    Accu-     Trea-
                    Common  Paid-in   mulated     sury
                     Stock  Capital   Deficit    Stock   Other    Total
                    ------- -------   -------   -------  -----   -------
Balance at
 December 31, 1993       17   15,264   (21,989)    (280)      -   (6,988)

Transfer from
 redeemable
 common stock             -    5,776          -        -      -     5,776

Other                     -      (3)          -        -      -       (3)

BankAtlantic
 Bancorp net
 unrealized
 appreciation             -        -          -        -    557       557

Net income                -        -      8,671        -      -     8,671
                     ------  -------   -------   -------  -----  -------
                       -
Balance at
 June 30, 1994           17   21,037   (13,318)    (280)    557     8,013
                     ======  =======  ========   =======  =====  =======


See notes to unaudited consolidated financial statements.


                    BFC Financial Corporation and Subsidiaries
                       Consolidated Statements of Cash Flows

                For the six months ended June 31, 1994 and 1993
                               (in thousands)
                                 (unaudited)

                                                     1994           1993
                                                  ---------      ---------
Operating activities:
Income before cumulative effect of change
 in accounting for income taxes and
 extraordinary item                              $       917          1,127
Adjustments to reconcile income
 before cumulative effect of change in
 accounting for income taxes and
 extraordinary item to net cash provided by
 operating activities:
Equity in earnings of BankAtlantic Bancorp            (3,892)        (5,251)
Depreciation                                             888            810
Provision for loss on loans receivable                   624            -
Provision for loss on real estate acquired in
 debenture exchange                                      531            -
Loss on foreclosure of real estate acquired in
 debenture exchange                                       59            -
Accretion on exchange debentures
 and mortgage payables                                    58            167
Tax effect of real estate acquired
 in debenture exchange                                   (39)           (54)
Amortization of discount on
 loans receivable                                        (36)           (34)
Increase in deferred interest on the
 exchange debentures                                   3,566          2,760
Increase in other liabilities                            196            437
Accrued interest income on escrow accounts              (114)           -
Decrease (increase) in other assets                     (225)           191
                                                   ---------      ----------
Net cash provided by
 operating activities                                  2,533            153
                                                   ---------      ----------
Investing activities:
Common stock dividends received from
 BankAtlantic Bancorp                                    374             -
Increase in securities available
 for sale                                             (6,521)        (3,919)
Decrease in securities available
 for sale                                              6,932          4,239
Principal reduction on loans receivable                  130            123
Additions to office
 properties and equipment                                (12)           (28)
Purchase of real estate investment                    (3,649)           -
Improvements to real estate acquired in
 debenture exchanges                                    (378)          (149)
                                                   ---------      ----------
Net cash (used) provided by investing
 activities                                           (3,124)           266
                                                    ---------      ---------
Financing activities:
Increase in borrowings                                 1,000            -
Repayments of borrowings                                (432)          (464)
                                                    ---------      ---------
Net cash (used) provided by financing activities         568           (464)
                                                    ---------      ---------
(Decrease) in cash and cash equivalents                  (23)           (45)
Cash at beginning of period                               78            149
                                                    ---------      ---------
Cash at end of period                                     55            104
                                                    =========      =========

See notes to unaudited consolidated financial statements.


                  BFC Financial Corporation and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements
                              June 30, 1994

(1) PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1993 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report. The Company became a savings bank holding company in 1987 by acquiring shares of the common stock of BankAtlantic, A Federal Savings Bank ("BankAtlantic"). On July 13, 1994 BankAtlantic consummated a reorganization into a holding company structure and BankAtlantic Bancorp, Inc. ("BBC") became a
unitary savings bank holding company.   The reorganization resulted in
BankAtlantic becoming a wholly-owned subsidiary of BBC with BFC becoming a shareholder of BBC on the same proportionate basis as was the Company's ownership in BankAtlantic. The consolidated financial statements include the accounts of BFC Financial Corporation and its wholly owned subsidiaries.
Because the Company's ownership in BBC is less than 50%, BBC is carried on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated financial condition at June 30, 1994, the unaudited consolidated results of operations for the six and three month periods ended June 30, 1994 and 1993 the unaudited consolidated cash flows for the six months ended June 30, 1994 and 1993. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and consequently, do not include certain information and notes necessary for a complete presentation of financial condition, results of operations and cash flows as required by generally accepted accounting principles for financial statements. The 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

(2) INVESTMENTS IN BANKATLANTIC BANCORP

A reconciliation of the carrying value in BBC to BBC stockholders' equity at June 30, 1994 and December 31, 1993 is as follows:

                                                    June 30,    December 31,
                                                     1994           1993
                                                  ----------      ---------

BBC stockholders' equity                          $   99,545         90,652
Preferred stock of BBC                                (7,036)        (7,036)
                                                      -------        -------
BBC common stockholders' equity                       92,509         83,616
 Ownership percentage                                 48.07%         48.17%
                                                      -------        -------
                                                      44,469         40,278
Purchase accounting adjustments                       (3,961)        (3,842)
                                                      -------        -------
Investment in BBC                                 $   40,508         36,436
                                                      =======        =======

BFC also owns 5,600 shares of BankAtlantic 12.25% Series A Preferred Stock, 529 shares of BankAtlantic 10.00% Series B Preferred Stock and 7,245 shares of BankAtlantic 8.00% Preferred Stock. The aggregate purchase price relating to the acquisition of these shares was approximately $143,000 and is included in trading securities, net in the accompanying statements of financial condition.

(3)  EXCHANGE TRANSACTIONS

During 1991, the Company exchanged (the "1991 Exchange") approximately $15.4 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of three affiliated limited partnership(s), respectively. The major assets and liabilities of these partnerships consisted principally of eight commercial real estate properties and related non-recourse mortgage debt.

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

Settlements with the defendants regarding the litigation against the Company that arose in connection with the 1991 Exchange was approved by the District Court in May, 1994. The settlements required BFC Financial Corporation to establish a settlement fund equal to 81.359% of the original face amount of the debentures distributed in connection with the 1991 Exchange to the 1991 Exchange Class Members. The settlement fund will be available to 1991 Exchange Class Members as follows: (a) those members still owning the BFC Financial Corporation debentures distributed to them in connection with the 1991 Exchange ("1991 Exchange Class Members Still Owning Debentures") are entitled to receive 81.359% of the original face amount of the debentures still owned by them, less the attorneys' fees and costs awarded by the District Court; (b) those members who no longer own the BFC Financial Corporation debentures distributed to them in connection with the 1991 Exchange ("1991 Exchange Class Members No Longer Owning Debentures") are entitled to receive 81.359% of the original face value of the BFC Financial Corporation debentures distributed to such persons, less the attorneys' fees and costs awarded by the District Court and less the gross proceeds received by such persons on the sale or disposition of their BFC Financial Corporation debentures, provided, however, that the disposition price shall not be calculated as less than 25% of the original face amount, regardless of the amounts actually received by such persons on the disposition of such debentures. Based upon information obtained from the debenture transfer agent, at least 85.5% of the outstanding debentures are owned by 1991 Exchange Class Members Still Owning Debentures. For purposes of establishing the settlement payable, it was assumed that all persons in the remaining 14.4% of the outstanding debentures sold their debentures and that all such members of that group received 25% of the original face amount of the debentures as gross proceeds on the disposition of the debentures. Therefore, upon the District Court's approval of the 1991 Exchange settlement, the Company on June 30, 1994, recorded a redeemed debenture liability of approximately $12 million and a related gain on the extinguishment of debt of approximately $7.8 million. If persons in the remaining 14.4% group are ultimately deemed to belong to the group of 1991 Exchange Class Members Still Owning Debentures because their transfer of ownership was not in fact a bona fide sale transaction, (ie., involved a transfer to street name or to a family member) or if the proceeds from sale were greater than 25% of the original face amount of the debenture, the redeemed debenture liability will be adjusted and additional gain recognized.


At June 30, 1994, the components of the 1991 Exchange settlement were as follows (in thousands):

Increase in real estate acquired in debenture
    exchange, net                                                   $   6,157
Decrease in other assets                                                 (297)
Decrease in exchange debentures, net                                    8,834
Decrease in deferred interest on the exchange debentures                5,003
                                                                      -------
                                                                       19,697
Redeemed debenture liability                                          (11,943)
                                                                      -------
Gain on the 1991 Exchange settlement                                $   7,754
                                                                      =======

In connection with certain litigation relating to the 1989 Exchange (See Item 3. "Litigation", Timothy J. Chelling vs BFC Financial Corporation, et. al. in the Company's 1993 Annual Report), in July 1994, the parties entered into an agreement to settle these actions pursuant to which BFC Financial Corporation will pay approximately 56% of the face amount of the outstanding debentures issued to the class members. This litigation related to approximately $14.3 million of the approximately $30 million of debentures issued in connection with the 1989 Exchange. The settlement is subject to, among other things, court approval. Upon effectiveness of the settlement, the litigation will be dismissed with prejudice and the parties will exchange releases. The Company, during June placed $1 million in an escrow account to partially fund this settlement.

In connection with the settlement and proposed settlements of the above litigation, the Company collected $2.5 million from its insurance carrier under its liability coverage. Such insurance proceeds were to reimburse the Company for expenses previously incurred and expensed with respect to the above litigation.

(4)  REAL ESTATE INVESTMENT

On June 1, 1994, BFC acquired from an independent third party 23.7 acres of unimproved land located in Fort Lauderdale, Florida for the purchase price of $3.6 million cash.

(5) EARNINGS PER COMMON SHARE

Earnings per common share for the six and three month periods ended June 30, 1993 was computed using the more dilutive of (a) the weighted average number of shares outstanding, or (b) the weighted average number of shares outstanding assuming that the shares of redeemable common stock are reacquired for debt, from the later of their date of issuance (May 10, 1989) or the beginning of the computation period, at the greater of the amount originally recorded, or the then book value. Computation (b) was utilized, assuming a rate of 12% on indebtedness for the six and three months periods ended June 30, 1993.

In connection with the acquisition of shares of BankAtlantic in 1989, a stock purchase agreement was entered into between the Company, the Abdos and Mr. Alan
B. Levan, the President of the Company. During the first quarter of 1994, the parties mutually agreed to terminate the agreement with respect to the requirement to buy and or sell shares. Therefore, during the first quarter of 1994, the amount classified as redeemable common stock was reclassified to the stockholders' equity (deficit) section of the Statement of Financial Condition and earnings per share for the six and three month periods ended June 30, 1994 was computed based upon the weighted average number of shares outstanding.

For all periods, the shares issued in connection with a 1984 acquisition are considered outstanding after elimination of 250,000 shares, representing the Company's 50% ownership of the shares issued in the acquisition.

(6)  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities for the six months ended June 30, 1994 include: (i) the establishment of an escrow account to fund a litigation settlement that transferred $13.5 million from securities available for sale to other assets, (ii) the cancellation of a shareholder agreement that resulted in the reclassification of $5,776,000 from redeemable common stock to additional paid-in capital, (iii) the 1991 Exchange settlement net gain of approximately $7.8 million (see note 2.) and (iv) the $557,000 increase in stockholders' equity from BankAtlantic Bancorp investment due to its net unrealized appreciation on mortgage-backed securities available for sale, less related deferred income taxes.

(7)  OTHER ASSETS

Included in other assets at June 30, 1994 is $13.5 million that has been placed in escrow accounts to fund settlement of litigation against the Company arising from the 1989 and 1991 Exchanges. Total interest income for the 1991 Exchange escrow was approximately $114,000 for the six months ended June 30, 1994.

(8)  DEBT AND EQUITY SECURITIES

FAS 115 was implemented by BBC prospectively on January 1, 1994 and a reclassification of securities was not required upon implementation. At June 30, 1994, the effect of implementing FAS 115 in BBC's financial statements was to increase the amount stated for mortgage-backed securities available for sale by $1.9 million, record related deferred income taxes of $727,000, and to reflect the net of these amounts, $1.2 million, as a separate component of stockholders' equity. The Company's financial statement reflects their proportionate share of the unrealized appreciation on mortgage-backed securities available for sale, net of deferred income taxes as an adjustment to their investment in BBC and as a component of its stockholders' equity.



                 BFC Financial Corporation and Subsidiaries

             Management's Discussion and Analysis of Results
                  of Operations and Financial Condition

General
- - -------

BFC Financial Corporation (the "Company" or "BFC") became a savings bank holding company during 1987 by acquiring a controlling interest in BankAtlantic, A Federal Savings Bank ("BankAtlantic"). At December 31, 1993, the Company owned approximately 48% of the outstanding common stock of BankAtlantic. On July 13, 1994 BankAtlantic, A Federal Savings Bank consummated a reorganization into a holding company structure and BankAtlantic Bancorp, Inc. ("BBC") became a unitary savings bank holding company. The reorganization resulted in BFC becoming a shareholder of BBC on the same proportionate basis as it was in BankAtlantic before the reorganization. At June 30, 1994, the Company owned approximately 48% of the outstanding common stock of BBC.

Results of Operations
- - ---------------------

For the quarter ended June 30, 1994 the Company reported net income of approximately $8.6 million or $4.20 per share as compared to a net income of approximately $1.1 million or $.53 per share for the comparable period in 1993.

For the six month period ended June 30, 1994 the Company reported net income of approximately $8.7 million or $4.22 per share as compared to net income of $626,000 or $.17 per share for the comparable period in 1993. Operations for 1994 included an extraordinary item of approximately $7.8 million or $3.77 per share, attributable to the gain on the settlement of litigation relating to the exchange in 1991 of approximately $15.4 million of BFC Financial Corporation subordinated debentures for all of the assets and liabilities of three affiliated limited partnerships (the "1991 Exchange"). Operations for 1993 included a charge for the cumulative effect of a change in accounting for income taxes from APB Opinion 11 to FAS 109, in the amount of $501,000 or $.29 per share.

The increase in revenues of approximately $2.7 million for the six and three month periods ended June 30, 1994 as compared with the same periods in 1993 was primarily due to an insurance settlement received during the quarter ended June 30, 1994 in the amount of $2.5 million for the Company's expenses which arose in connection with litigation regarding the exchange in 1989 of approximately $30 million of BFC Financial Corporation subordinated debentures for all of the assets and liabilities of three affiliated limited partnerships (the "1989 Exchange") and the 1991 Exchange. Such expenses were incurred and expensed by the Company in prior years.

Interest and dividends on other investment securities increased for the six and three month periods ended June 30, 1994 as compared to the same periods in 1993 primarily due to interest earned on approximately $12.5 million held in an escrow account set-up for settlement of litigation.

Earnings on real estate operations, net decreased for the six months ended June 30, 1994 as compared to the same period in 1993 primarily due to the loss of a tenant that occupied approximately 81% of the leasable area at the IBM Executive Office Building in Kingsport, Tennessee. In May 1994, this property was foreclosed by the lender. This decrease was partially offset with an increase in occupancy at the properties acquired in the 1991 Exchange and a decrease in general and administrative expenses.

Other income, net increased for the six and three month periods ended June 30, 1994 as compared to the same periods in 1993 primarily due to timing of the recognition of origination fees from an affiliate.

The increase in costs and expenses of approximately $1.5 million and $1.6 million for the six and three month periods ended June 30, 1994, respectively, as compared to the same periods in 1993 was attributable to increases in interest on exchange debentures, and for the quarter ended June 30, 1994, the establishment of a valuation allowance of approximately $531,000 on the 12.73 acres of unimproved land located in Birmingham, Alabama and the provision for loss on loans receivable of approximately $624,000. These increases were offset in part by decreases in interest on mortgages payable, employee compensation and benefits, and general and administrative expenses.

Interest on exchange debentures for the six and three month periods ended June 30, 1994 increased approximately $780,000 and $370,000, respectively, as compared to the same periods in 1993 due to the accrual of interest on the previously deferred interest relating to the debentures issued in 1989 and 1991 Exchange transactions and an increase in the interest rate to 13% and 12% for the debentures issued in the 1991 and 1989 Exchanges, respectively.

Interest other on mortgages decreased approximately $149,000 and $72,000 for the six and three month periods ended June 30, 1994, respectively, as compared to the same periods in 1993 primarily due to the IBM Executive Office Building foreclosure in May 1994 and the full amortization of interest discount on a mortgage that matured in 1993.

Employee compensation and benefits decreased approximately $94,000 and $24,000 for the six and three month periods ended June 30, 1994, respectively, as compared to the comparable 1993 periods primarily due to a reduction in personnel in December 1993.

Occupancy and equipment decreased approximately $42,000 and $16,000 for the six and three month periods ended June 30, 1994, respectively, as compared to the comparable 1993 periods primarily due to the Company's reduction in office space at its new location in Fort Lauderdale.

General and administrative expenses decreased approximately $139,000 for the six months ended June 30, 1994 as compared to the same period in 1993 primarily due to the write-down in 1993 of advances to an affiliate. General and administrative expenses increased approximately $209,000 for the three months ended June 30, 1994 as compared to the same period in 1993 primarily due to an increase in legal fees associated with the litigation which arose in connection with the 1989 and 1991 Exchanges.

BBC's net income applicable to common shareholders for the six and three month periods ended June 30, 1994 was $8.3 million and $4.3 million, respectively, compared to net income of $7.5 million and $4.7 million for the six and three month periods ended June 30, 1993, respectively. The Company's equity in BBC's net income for the six and three month periods ended June 30, 1994 was $3.9 million and $1.9 million, respectively, compared to its equity in BBC's net income of $5.3 million and $3.2 million for the six and three month periods ended June 30, 1993, respectively. For the six and three month periods ended June 30, 1994, the Company owned approximately 48% of the outstanding common stock of BBC whereas for the six and three month periods ended June 30, 1993, the Company owned 72.5% of the outstanding common stock of BBC. The decline in the equity in earnings of BBC that would have been reflected by the Company's decreased ownership was partially offset by increased earnings by BBC.

Financial Condition
- - -------------------

BFC's total assets at June 30, 1994 and at December 31, 1993 were $95.5 million and $87.5 million, respectively, an increase of approximately $8.0 million. The majority of the difference at June 30, 1994 as compared to December 31, 1993 was primarily due to increases in (i) increases in other assets of approximately $11.8 million, (ii) increases in investment in BBC of approximately $4.1 million, (iii) increases in real estate acquired in debenture exchange, net of approximately $3.3 million and (iv) increases in real estate investment as a result of the June 1, 1994 purchase of 23.7 acres of unimproved land located in Fort Lauderdale, Florida for the purchase price of $3.6 million. These increases were offset in part by decreases in securities available for sale and loans receivable, net of approximately $13.9 million and $ 1.0 million, respectively. The increase in other assets and decrease in securities available for sale at June 30, 1994 was attributable to the March 1994 transfer from securities available for sale to an escrow account to fund the settlement of the 1991 Exchange litigation. Investment in BBC increased by $4.1 million due to the equity in earnings of BBC for the six months ended June 30, 1994 and reduced by the common stock dividends declared in 1994. The increase in real estate acquired in debenture exchange, net was primarily due to the adjustment of basis in the property as a result of the settlement of the litigation relating to the 1991 Exchange. This increase was offset with a decrease of approximately $1.8 million due to the foreclosure of the IBM Executive Office Building and the valuation allowance of approximately $531,000 on the 12.73 acres of unimproved land in Birmingham, Alabama.

At June 30, 1994 Exchange debentures, net decreased approximately $8.8 million and deferred interest on the exchange debentures decreased approximately $5 million due to the settlement of litigation relating to the 1991 Exchange. The decrease in deferred interest on the exchange debentures was partially offset due to increases in the deferred interest on the 1989 Exchange and 1991 Exchange debentures pursuant to their terms.

In May 1989, Mr. Abdo, a member of the Company's Board of Directors, and certain members of his family (the "Abdos") were issued 353,478 shares of the Company's authorized but unissued Common Stock pursuant to the terms of a Stock Purchase Agreement with the Company pursuant to which the Company acquired 282,782 shares of BankAtlantic, owned by the Abdo family. In connection with the Stock Purchase Agreement, the Company, the Abdos and Mr. Alan B. Levan, the President of the Company, entered into a Shareholders' Agreement pursuant to which, among other things, the Abdos had the right to require the Company to repurchase the shares of Common Stock in the Company which they received for the higher of the book value or the average market value (as defined) of the shares. Pursuant to the Shareholders' Agreement, the Company and Mr. Levan had the right to require the Abdos to sell to either of them such shares on the same terms. During the first quarter of 1994, the parties mutually agreed to terminate the above agreement. Therefore, the amount classified as redeemable common stock was reclassified to additional paid-in capital in the statement of financial condition.

Liquidity and Capital Resources
- - --------------------------------

During May 1994, a settlement was approved by the District Court in connection with litigation against the Company relating to the 1991 Exchange (See item 3. "Litigation ", Arthur Arrighi, et.al. and Shirley B. Daniels, Robert and Ruby Avans, et.al. in the Company's 1993 Annual Report). The settlement required BFC Financial Corporation to establish a settlement fund equal to 81.359% of the original face amount of the debentures distributed in connection with the 1991 Exchange to the 1991 Exchange Class Members. The settlement fund is available to the 1991 Exchange Class Members as follows: (a) those members still owning the BFC Financial Corporation debentures distributed to them in connection with the 1991 Exchange ("1991 Exchange Class Members Still Owning Debentures") are entitled to receive 81.359% of the original face amount of the debentures still owned by them, less the attorneys' fees and costs awarded by the District Court;
(b) those members who no longer own the BFC Financial Corporation debentures distributed to them in connection with the 1991 Exchange ("1991 Exchange Class Members No Longer Owning Debentures") are entitled to receive 81.359% of the original face value of the BFC Financial Corporation distributed to such persons, less the attorneys' fees and costs awarded by the District Court and less the gross proceeds received by such persons on the sale or disposition of their BFC Financial Corporation debentures, provided, however, that the disposition price shall not be calculated as less than 25% of the original face amount, regardless of the amounts actually received by such persons on the disposition of such debentures. Based upon information obtained from the debenture transfer agent, 85.5% of the outstanding debentures are owned by 1991 Exchange Class Members Still Owning Debentures. For purposes of establishing the settlement payable, it was assumed that all persons in the remaining 14.4% of the outstanding debentures sold their debentures and that all such members of that group received 25% of the original face amount of the debentures as gross proceeds on the disposition of the debentures. Therefore, upon the District Court's approval of the 1991 Exchange settlement, the Company on June 30, 1994, recorded a redeemed debenture liability of approximately $12 million and a related gain on the extinguishment of debt of approximately $7.8 million. If persons in the remaining 14.4% group are ultimately deemed to belong to the group of 1991 Exchange Class Members Still Owning Debentures because their transfer of ownership was not in fact a bona fide sale transaction, (ie., involved a transfer to street name or to a family member) or if the proceeds from sale were greater than 25% of the original face amount of the debenture, the redeemed debenture liability will be adjusted and additional gain recognized.

In connection with certain litigation related to the 1989 Exchange (See Item 3. "Litigation", Timothy J. Chelling vs. BFC Financial Corporation, et.al. in the Company's 1993 Annual Report), in December 1992, a jury found that BFC Financial Corporation's issuance of debentures was unfair to investors. The jury found that those limited partners who did not vote in favor of the transaction (the "Chelling Class") were entitled to receive $8 million, rather than the approximately $16 million of subordinated debentures which were issued to them as a consequence of the Exchange. The Company believed the verdict was not supported by the evidence at trial and accordingly, the Company appealed the verdict. The court denied plaintiffs' motion for prejudgment interest as to Series 21 and Series 23 and awarded prejudgment interest to plaintiffs in Series 24 to be calculated to run from March 31, 1989 through December 18, 1992, the date of entry of final judgment, at the rate of 3.54%. In connection with the stay of the judgment without a bond and to secure the final judgment during the pendency of the appeal, BFC agreed to place shares of the BBC Common Stock owned by it into an escrow or collateral account for the benefit of the plaintiffs. Initially 800,000 shares were delivered pursuant to the agreement but additional shares will be delivered in the event that the market value of the 800,000 shares delivered falls below $10 million. A settlement agreement has been entered into with the Chelling Class which must be approved by the District Court and which will require BFC to establish a Settlement Fund equal to 56.65% of the original face amount of the debentures distributed in connection with 1989 Exchange to the Chelling Class Members. The settlement fund will require an initial funding at 50% upon court approval and 50% in approximately 2.5 years. The settlement fund will be available to Chelling Class Members as follows: (a) those members still owning the BFC Financial Corporation debentures distributed to them in connection with the 1989 Exchange ("Chelling Class Members Still Owning Debentures") will be entitled to receive 56.65% of the original face amount of the debentures still owned by them, less the attorneys' fees and costs awarded by the District Court; (b) those members who no longer own the BFC Financial Corporation debentures distributed to them in connection with the 1989 Exchange ("Chelling Class Members No longer Owning Debentures") will be entitled to receive 56.65% of the original face value of the BFC Financial Corporation debentures distributed to such persons, less the attorneys' fees and costs awarded by the District Court and less the gross proceeds received by such persons on the sale or disposition of their BFC Financial Corporation debentures, provided, however, that the disposition price shall not be calculated as less than 25% of the original face amount, regardless of the amounts actually received by such persons on the disposition of such debentures. Chelling Class Members will be entitled to receive one-half the sums due to them pursuant to the settlement immediately upon the effectiveness of the settlement and one-half of the sums due within 30 months after the execution of the settlement including interest at seven percent on the deferred amount.

In connection with the litigation against the Company by those limited partners that voted in favor of the 1989 Exchange (See item 3. "Litigation", Marjory Meador, et.al. vs BFC Financial Corporation, et.al.) (the "Meador Class"), it is anticipated that a settlement arrangement similar to that agreed to with the Chelling Class will be obtained.

In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana (See item 3. "Litigation ", Short vs Eden United, Inc., et.al. in the Company's 1993 Annual Report), on February 25, 1994, the court on remand awarded plaintiff a judgment totaling approximately $4.5
million, including interest.   The Company is appealing the trial court's order
and has posted an appeal bond. The bond is collateralized by approximately $4.8 million of securities available for sale. The Company had accrued approximately $400,000 in prior years and based upon this order, at December 31, 1993, accrued an additional $4.1 million for an aggregate $4.5 million provision for this litigation.

In addition to the litigation discussed above, an appellate court entered an order reversing a lower court decision in favor of the Company and its affiliates which related to the sale of units in two partnerships which participated in the 1991 Exchange. (See Item 3. "Litigation", Martha Hess, et.al. vs Gordon, Boula, et.al. in the Company's 1993 Annual Report.) The effect of this decision, which the Company has appealed, is to create a potential liability of approximately $1.8 million. Such amount was accrued at December 31, 1992. There is no requirement for a bond in connection with the appeal of this matter.

The Company's ability to meet its obligations and to pay interest on the debentures issued in the 1989 Exchange and the 1991 Exchange is substantially dependent on the earnings and regulatory capital position of BBC. However, pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Such deferral does not create a default. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures. The Company, not considering BBC, has sufficient current liquidity to meet its normal operating expenses, but it is not anticipated that it will make current payments of interest on the Exchange debentures until at least such judgment discussed above and the other litigation discussed in Item 3. "Litigation" in the Company's 1993 Annual Report have been resolved.

Much of the funds required currently for the litigation described above have already been provided. Other funds required, in addition to those currently available, may come from operations, borrowings against BBC stock, BBC dividends, return of excess funds placed in escrow for litigation settlements, refund of the bond on the Short lawsuit, or sale and/or refinancing of real estate and mortgages owned.

Pursuant to an agreement entered into on May 10, 1989 between BFC, its affiliates and BankAtlantic's primary regulator, BFC is obligated to infuse additional capital into BankAtlantic in the event that BankAtlantic's net capital (as defined) falls below the lesser of the industry's minimum capital requirement (as defined) or six percent of BankAtlantic's assets. However, there is no assurance that BFC will be in a position to infuse additional capital in the event it is called upon to do so. This obligation will expire ten years from the date of the agreement, or at such earlier time as BankAtlantic's net capital exceeds its fully phased-in capital requirement (as defined) for a period of two consecutive years. BankAtlantic's net capital has exceeded its fully phased in capital requirements from the end of 1992 through June 30, 1994.

An OTS regulation, effective August 1, 1990, limits all capital distributions made by savings institutions, including cash dividends, by permitting only certain institutions that meet specified capital levels to make capital distributions without prior OTS approval. The regulation established a three-tiered system, with the greatest flexibility afforded to well-capitalized institutions. An institution that meets all of its fully phased-in capital requirements and is not in need of more than normal supervision would be a "Tier 1 Institution". An institution that meets its minimum regulatory capital requirements but does not meet its fully phased-in capital requirements would be a "Tier 2 Institution". An institution that does not meet all of its minimum regulatory capital requirements would be "Tier 3 Institution". A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of net income earned to date during the current calendar year plus 50% of its capital surplus ("surplus" being the amount of capital over its fully phased-in capital requirement). Any additional capital distributions would require prior regulatory approval. A Tier 2 Institution may, after prior notice but without the approval of the OTS, make capital distributions of between 50% and 75% of its net income over the most recent four-quarter period (less any dividends previously paid during such four-quarter period) depending on how close the institution is to its fully phased-in risk-based capital requirement. A Tier 3 Institution would not be authorized to make any capital distributions without the prior approval of the OTS. Notwithstanding the provision described above, the OTS also reserves the right to object to the payment of a dividend on safety and soundness grounds.
In August and December 1993, BankAtlantic declared cash dividends of $0.06 per share, payable September 1993 and January 1994, respectively, to its common stockholders. A 15% common stock dividend was declared in May 1993. In March 1994 and May 1994, the Board of Directors of BankAtlantic declared a cash dividend of $0.06 per share, payable in April 1994 and July 1994 to its common stockholders.

Cash Flows
- - -----------

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                            Six months ended
                                                June 30,
                                           -------------------
Net cash provided (used) by:                1994         1993
                                           ------       ------
 Operating activities                    $  2,533          153
 Investing activities                      (3,124)         266
 Financing activities                         568         (464)
                                           ------       ------
Decrease in cash                          $   (23)         (45)
                                           ======       ======

The changes in cash flow used or provided in operating activities are affected by the changes in operations, which are discussed elsewhere herein, and by certain other adjustments. These adjustments include additions to operating cash flows for non-operating charges such as depreciation, valuation allowance of real estate acquired in the debenture exchange and provision for loans receivable. Cash flow from operating activities is also adjusted to reflect the use or the providing of cash for increases and decreases, respectively, in operating assets, decreases or increases, respectively of operating liabilities, and increases in exchange debentures deferred interest. Accordingly, the changes in cash flow from operating activities in the periods indicated above has been impacted not only by the changes in operations during the periods but also by these other adjustments.

The primary sources of funds to the Company, for the six months ended June 30, 1994 were revenues from property operations, collections on mortgage receivables, increase on borrowings and the dividends from BankAtlantic. These funds were primarily utilized for operating expenses at the properties, capital improvements at the properties, mortgage payables on the properties, increase in escrow and general and administrative expenses.

PART II - OTHER INFORMATION

Item 1.  Litigation

Cheryl and Wayne Hubbell, et al., vs. I.R.E. Advisors Series 26, Corp. et al., in the California Superior Court in Los Angeles, California, Case No. BC049913. In May 1993, a motion to dismiss was filed by the plaintiffs to dismiss all claims against all defendants relating to I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 27 and I.R.E. Real Estate Income Fund, Ltd., whether exchange related or not. This motion is still pending.

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

Arthur Arrighi, et al. vs. KPMG Peat Marwick, BFC Financial Corporation; et.al., in the United States District Court for the District of New Jersey, Case No. 92-1206-CDR. and Shirley B. Daniels, Robert S. and Ruby L. Avans, et.al. vs. BFC Financial Corporation; et.al, in the United States District Court for the Southern District of Florida, Fort Lauderdale Division, Case No. 92-6588-Civ-King. On May 20, 1994, the District Court approved the settlement of these actions.

Timothy J. Chelling vs. BFC Financial Corporation, Alan B. Levan, I.R.E. Advisors Series 21, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida Case No. 89-1850-Civ Nesbitt. John D. Purcell and Debra A. Purcell vs. BFC Financial Corporation, Alan B. Levan, Scott Kranz, Frank Grieco, I.R.E. Advisors Series 23, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida, Case No. 89-1284-Civ-Ryskamp. William A. Smith and Else M. Smith vs. BFC Financial Corporation, Alan B. Levan and I.R.E. Advisors Series 24, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida, Case No. 89-1605- Civ-Marcus. In July 1994, the parties entered into an agreement to settle these actions pursuant to which BFC will pay appproximately fifty-six percent (56%) of the face amount of the outstanding debentures held by plaintiffs and the debentures will be canceled pursuant to the procedures outlined in the agreement. The settlement is subject to, amoung other things, court approval. Upon effectiveness, the settlement of this action will be dismissed with prejudice and the parties will exchange releases.


Item 2 through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  a) No exhibits have been attached hereto.

  b) No report on Form 8-K was filed during the quarter ended June 30, 1994.


                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BFC Financial Corporation




Date:  August 12, 1994            By:        /s/  Glen R. Gilbert
                                      ------------------------------------
                                      Glen R. Gilbert, Senior Vice President
                                       and Chief Financial Officer