Form 10-Q
period 1994-09-30
BFC FINANCIAL CORP
filed 1994-11-14
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q
                                     =========


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act Of 1934


For the Quarter ended                                 Commission File Number
 September 30, 1994                                            0-9811
- - ----------------------                                ----------------------


                             BFC FINANCIAL CORPORATION
                             =========================



           Florida                                      59-2022148
- - -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                           33304
- - ----------------------------------------                         ---------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (305) 760-5200


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


Indicate the number of shares outstanding of the issuer's classes of common stock as of November 10, 1994.

        Class                                            Shares Outstanding
        -----                                            ------------------
Common stock, par value                                       2,305,682
    $0.01 per share

Special Class A
 Common stock, par value
 $0.01 par value                                          None outstanding



                  BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Financial Condition
                   September 30, 1994 and December 31, 1993
                      (in thousands, except share data)
                                 (Unaudited)

                   ASSETS

                                                September 30,  December 31,
                                                    1994           1993
                                                -------------  -------------
 Cash                                         $           145             78
 Securities available for sale                          7,815         20,644
 Investment in BankAtlantic
  Bancorp, Inc.                                        42,206         36,436
 Loans receivable, net                                  4,931          9,179
 Real estate acquired in debenture
  exchanges, net                                       14,271         18,315
 Real estate investment                                 3,663            -
 Other assets                                          13,153          2,843
                                                   ----------     ----------
       Total assets                           $        86,184         87,495
                                                   ==========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 ---------------------------------------------------

 Exchange debentures, net                              17,554         35,651
 Mortgages payable and other borrowing                 21,957         30,367
 Deferred interest on the
  exchange debentures                                   7,860         12,049
 Redeemed debenture liability                          12,785            -
 Other liabilities                                      8,207          8,602
 Deferred income taxes                                  2,003          2,038
                                                   ----------     ----------
   Total liabilities                                   70,366         88,707

 Commitments and contingencies                            -              -

 Redeemable common stock (353,478 shares in
  1993)(redemption amount $299 in 1993)                   -            5,776

 Stockholders' equity (deficit):
  Preferred stock of $.01 par value;
   authorized 10,000,000 shares; none issued              -              -
  Special class A common stock of $.01 par value;
   authorized 20,000,000 shares; none issued              -              -
  Common stock of $.01 par value; authorized
    20,000,000 shares; issued 2,351,021
    in 1994 and 1993                                       17             17
  Additional paid-in capital                           21,025         15,264
  Accumulated deficit                                  (5,346)       (21,989)
 Less: treasury stock (45,339 shares for
   1994 and 1993)                                        (280)          (280)
                                                   ----------     ----------
   Total stockholders' equity (deficit)
     before BankAtlantic Bancorp net
     unrealized appreciation on mortgage-
     backed securities available for
     sale-net of deferred income taxes                 15,416         (6,988)
   BankAtlantic Bancorp net unrealized
     appreciation on mortgage-backed
     securities available for
     sale-net of deferred income taxes                    402            -
                                                   ----------     ----------
   Total stockholders equity (deficit)                 15,818         (6,988)
                                                   ----------     ----------
       Total liabilities and stockholders'
         equity (deficit)                     $        86,184         87,495
                                                   ==========     ==========


 See notes to unaudited consolidated financial statements.


                  BFC Financial Corporation and Subsidiaries
                    Consolidated Statements of Operations
    For the nine and three month periods ended September 30, 1994 and 1993
                    (in thousands, except per share data)
                                 (Unaudited)

                                        Nine Months Ended   Three Months Ended
                                          September 30,       September 30,
                                        ----------------    ----------------
                                          1994      1993      1994      1993
                                         -------   -------   -------   -------
Revenues:
 Interest on loans                    $      544       585       181       190
 Interest and dividends on
  other investment securities                553       254       149        39
 Earnings on real estate
  operations, net                          1,542     1,909       403       509
 Gain on disposition of
  real estate, net                         1,073     -         1,132     -
 Insurance settlement                      2,500     -         -         -
 Other income, net                           308       292        37        76
                                         -------   -------   -------   -------
Total revenues                             6,520     3,040     1,902       814
                                         -------   -------   -------   -------
Costs and expenses:
 Interest on exchange debentures           4,902     4,308     1,293     1,479
 Interest on mortgages payable             1,991     2,281       614       755
 Provision for loss on real estate
   acquired in debenture exchange            531     -         -         -
 Provision for loss on loans
  receivable                                 624     -         -         -
 Employee compensation and benefits          843     1,121       266       450
 Occupancy and equipment                      42        93        16        25
 General and administrative                1,078     1,660       229       404
                                         -------   -------   -------   -------
Total cost and expenses                   10,011     9,463     2,418     3,113
                                         -------   -------   -------   -------
(Loss) before equity in earnings of
  of BankAtlantic Bancorp,
  cumulative effect of change in
  accounting for income taxes and
  extraordinary items                     (3,491)   (6,423)     (516)
(2,299)
Equity in earnings of BankAtlantic
 Bancorp                                   5,948     8,343     2,056     3,092
                                         -------   -------   -------   -------
Income before cumulative effect of
 change in accounting for income
 taxes and extraordinary items             2,457     1,920     1,540       793
Cumulative effect of change in
 accounting for income taxes                -         (501)     -         -
Extraordinary items:
 Gain on settlements of 1991 and
  1989 Exchanges litigation               14,186      -        6,432      -
                                         -------   -------   -------   -------
Net income                            $   16,643     1,419     7,972       793
                                         =======   =======   =======   =======

Income (loss) per share:
 Income (loss) before cumulative
  effect of change in accounting
  for income taxes and
  extraordinary items                 $     1.20     0.82       0.75      0.36
 Cumulative effect of change in
  accounting for income taxes              -        (0.29)     -         -
 Gain on the settlement of  the
  1991 and 1989 Exchange litigation         6.90     -          3.13     -
                                         -------   -------   -------   -------
Net income per share                  $     8.10     0.53       3.88      0.36
                                         =======   =======   =======   =======
Weighted average number of shares
  outstanding                              2,056     1,702     2,056     1,702
                                         =======   =======   =======   =======


See notes to unaudited consolidated financial statements.

                  BFC Financial Corporation and Subsidiaries
          Consolidated Statements of Stockholders' Equity (Deficit)
                 For the nine months ended September 30, 1994
                                (in thousands)
                                 (unaudited)

                               Addi-
                              tional      Accu-     Trea-
                     Common   Paid-in    mulated     sury
                     Stock    Capital    Deficit    Stock     Other     Total
                    -------   -------    -------   -------    -----    -------
Balance at
 December 31, 1993      17    15,264    (21,989)     (280)      -      (6,988)

Transfer from
 redeemable
 common stock          -       5,776        -         -         -       5,776

Other                  -         (15)       -         -         -         (15)

BankAtlantic
 Bancorp net
 unrealized
 appreciation          -         -          -         -         402       402

Net income             -         -       16,643       -         -      16,643
                   -------   -------    -------   -------     -----   -------
Balance at
 September 30, 1994     17    21,025     (5,346)     (280)      402    15,818
                    ======   =======   ========   =======     =====   =======

See notes to unaudited consolidated financial statements.

                  BFC Financial Corporation and Subsidiaries
                     Consolidated Statements of Cash Flow
            For The Nine Months Ended September 30, 1994 and 1993
                                (In thousands)
                                 (Unaudited)

                                                  September 30,
                                                ----------------
                                                  1994     1993
                                                -------- --------
Operating activities:
Income before cumulative effect of change
 in accounting for income taxes and
 extraordinary items                          $    2,457    1,920
Adjustments to reconcile income before
 cumulative effect of change in accounting
 for income taxes and extraordinary items to
 net cash provided by operating activities:
Equity in earnings of BankAtlantic Bancorp        (5,948)  (8,343)
Depreciation                                       1,223    1,233
Provision for loss on loans receivable               624     -
Provision for loss on real estate acquired
 in debenture exchange                               531     -
Accretion on exchange debentures
 and mortgage payables                               110      224
Tax effect of real estate acquired
 in debenture exchange                               (67)     (73)
Amortization of discount on
 loans receivable                                    (51)     (52)
Increase in deferred interest on the
 exchange debentures                               4,842    4,220
Increase (decrease) in other liabilities            (162)     711
Accrued interest income on escrow accounts          (191)    -
Decrease (increase) in other assets                 (216)     406
Gain on disposition of real estate, net           (1,073)    -
                                                -------- --------
Net cash provided by operating activities     $    2,079      246
                                                -------- --------

Investing activities:
Proceeds from sale of real estate
 acquired in debenture exchange                    2,031     -
Common stock dividends received from
 BankAtlantic Bancorp                                565      271
Increase in securities available
 for sale                                         (7,550)  (3,800)
Decrease in securities available
 for sale                                          6,879    4,239
Increase in the 1989 Exchange escrow to fund
 settlement liability                             (3,000)    -
Principal reduction in loans receivable              186      187
Additions to office properties
 and equipment                                       (12)     (29)
Purchase of real estate investment                (3,663)    -
Improvements to real estate acquired in
 debenture exchanges                                (391)    (446)
                                                -------- --------
Net cash (used) provided by investing
 activities                                  $    (4,955)     422
                                                -------- --------

Financing activities:
Increase in borrowings                        $    3,500     -
Repayments of borrowings                            (557)    (694)
                                                -------- --------
Net cash (used) provided by financing
 activities                                        2,943     (694)
                                                -------- --------
Increase (decrease) in cash and
 cash equivalents                                     67      (26)

Cash at beginning of period                           78      149
                                                -------- --------
Cash at end of period                         $      145      123
                                                ======== ========

See notes to unaudited consolidated financial statements.




                  BFC Financial Corporation and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements
                              September 30, 1994

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

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated financial condition at September 30, 1994, the unaudited consolidated results of operations for the nine and three month periods ended September 30, 1994 and 1993 the unaudited consolidated cash flows for the nine months ended September 30, 1994 and 1993. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and consequently, do not include certain information and notes necessary for a complete presentation of financial condition, results of operations and cash flows as required by generally accepted accounting principles for financial statements. The 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

(2) INVESTMENTS IN BANKATLANTIC BANCORP

A reconciliation of the carrying value in BBC to BBC stockholders' equity at September 30, 1994 and December 31, 1993 is as follows:

                                                  September 30,  December 31,
                                                     1994           1993
                                                  ----------      ---------

BBC stockholders' equity                          $  103,335         90,652
Preferred stock of BBC                                (7,036)        (7,036)
                                                      -------        -------
BBC common stockholders' equity                       96,299         83,616
 Ownership percentage                                 48.01%         48.17%
                                                      -------        -------
                                                      46,233         40,278
Purchase accounting adjustments                       (4,027)        (3,842)
                                                      -------        -------
Investment in BBC                                 $   42,206         36,436
                                                      =======        =======

BFC also owns 5,600 shares of BBC 12.25% Series A Preferred Stock, 529 shares of BBC 10.00% Series B Preferred Stock and 7,245 shares of BBC 8.00% Preferred Stock. The aggregate purchase price relating to the acquisition of these shares was approximately $143,000 and is included in trading securities, net in the accompanying statements of financial condition.

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

During 1989, the Company exchanged (the "1989 Exchange") approximately $30 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of three affiliated limited partnerships. The major assets and liabilities of these partnerships consisted principally of fourteen commercial real estate properties, and related non-recourse mortgage debt.

Settlements of the litigation against the Company that arose in connection with the 1991 Exchange was approved by the District Court in May 1994. The settlements required BFC Financial Corporation to establish a settlement fund equal to 81.359% of the original face amount of the debentures distributed in connection with the 1991 Exchange to the 1991 Exchange Class Members. The settlement fund will be available to 1991 Exchange Class Members as follows:
(a) those members still owning the BFC Financial Corporation debentures distributed to them in connection with the 1991 Exchange ("1991 Exchange Class Members Still Owning Debentures") are entitled to receive 81.359% of the original face amount of the debentures still owned by them, less the attorneys' fees and costs; (b) those members who no longer own the BFC Financial Corporation debentures distributed to them in connection with the 1991 Exchange ("1991 Exchange Class Members No Longer Owning Debentures") are entitled to receive 81.359% of the original face value of the BFC Financial Corporation debentures distributed to such persons, less the attorneys' fees and costs and less the gross proceeds received by such persons on the sale or disposition of their BFC Financial Corporation debentures, provided, however, that the disposition price shall not be calculated as less than 25% of the original face amount, regardless of the amounts actually received by such persons on the disposition of such debentures. Based upon information obtained from the debenture transfer agent, at least 85.5% of the outstanding debentures are owned by 1991 Exchange Class Members Still Owning Debentures. For purposes of establishing the settlement payable, it was assumed that all persons in the remaining 14.5% of the outstanding debentures sold their debentures and that all such members of that group received 25% of the original face amount of the debentures as gross proceeds on the disposition of the debentures. Therefore, upon the District Court's approval of the 1991 Exchange settlement, the Company on June 30 1994, recorded a redeemed debenture liability of approximately $12 million and a related gain on the extinguishment of debt of approximately $7.8 million. If persons in the remaining 14.5% group are ultimately deemed to belong to the group of 1991 Exchange Class Members Still Owning Debentures because their transfer of ownership was not in fact a bona fide sale transaction, (i.e., involved a transfer to street name or to a family member) or if the proceeds from sale were greater than 25% of the original face amount of the debenture, the redeemed debenture liability will be adjusted and additional gain recognized.

The components of the 1991 Exchange settlement are as follows (in thousands):

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
                                                                    =======

Separately, the settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who either voted against the transaction or did not vote (the "Purcell Litigation") was approved by the District Court in September 1994. Pursuant to the settlement, BFC will establish a settlement fund equal to 56% of the original face amount of the debentures issued to the class members in the Purcell Litigation (the"Purcell Class"). The settlement fund will be available to the Purcell Class as follows: (a) those members still owning the BFC Financial Corporation debentures distributed to them in connection with the 1989 Exchange ("Purcell Class Still Owning Debentures") are entitled to receive 56% of the original face amount of the debentures still owned by them, less the attorneys' fees and costs awarded by the District Court; (b) those members who no longer own the BFC Financial Corporation debentures distributed to them in connection with the 1989 Exchange ("Purcell Class No Longer Owning Debentures") are entitled to receive 56% of the original face value of the BFC Financial Corporation debentures distributed to such persons, less the attorneys' fees and costs awarded by the District Court and less the gross proceeds received by such persons on the sale or disposition of their BFC Financial Corporation debentures, provided, however, that the disposition price shall not be calculated as less than 22.5% of the original face amount, regardless of the amounts actually received by such persons on the disposition of such debentures. Upon the effectiveness of the settlement, the Purcell Class will have the right to receive one-half the sums due to them pursuant to the settlement upon surrender of the BFC debentures. No later than thirty months after the execution of the settlement agreement and upon effectiveness of the settlement, the Purcell Class shall have the right to receive the remaining amount due to them, including seven percent interest on the deferred amount. Based upon information obtained from the debenture transfer agent, at least 76.8% of the outstanding debentures are owned by Purcell Class Members Still Owning Debentures. For purposes of establishing the settlement payable, it was assumed that all persons in the remaining 23.2% of the outstanding debentures sold their debentures and that all such members of that group received 22.5% of the original face amount of the debentures as gross proceeds on the disposition of the debentures. Therefore, upon the District Court's approval of the Purcell Litigation settlement, the Company recorded a redeemed debenture liability of approximately $7 million and a related gain on the extinguishment of debt of approximately $6.4 million. If persons in the remaining 23.2% group are ultimately deemed to belong to the group of Purcell Class Still Owning Debentures because their transfer of ownership was not in fact a bona fide sale transaction, (i.e., involved a transfer to street name or to a family member) or if the proceeds from sale were greater than 22.5% of the original face amount of the debenture, the redeemed debenture liability will be adjusted and additional gain recognized.

In June 1994, ABC Broadcasting Companies, Inc. and William H. Willson (collectively "ABC") attempted to intervene in the Purcell Litigation. By attempting to intervene, ABC sought, for the purposes of defending their conduct in a defamation lawsuit brought against them by BFC and Alan B. Levan, to prevent the settlement of the Purcell Litigation and to obtain the protection of the judgment by the District Court following the jury's verdict. On June 30, 1994, the District Court entered an order denying ABC's motion to intervene. On September 12, 1994, the District Court entered a final judgment which approved and ratified the settlement agreement and set aside, vacated, dissolved and nullified the December 18, 1992 jury verdict and the District Court's December 18, 1992 judgment (the "Final Judgment"). On October 5, 1994, ABC filed an appeal of the Final Judgment and an appeal of the order entered by the District Court denying ABC the right to intervene in the Purcell Litigation. All parties to the Purcell Litigation believe that the appeals filed by ABC are without merit. Nevertheless, until these appeals have been dismissed or are finally resolved and the Final Judgment becomes final for appellate purposes, the payment of amounts due to the Purcell Class pursuant to the settlement will be delayed.

The components of the Purcell Class settlement are as follows (in thousands):

Increase in real estate acquired in debenture
     exchange, net                                                $     362
Decrease in other assets                                               (139)
Decrease in exchange debentures, net                                  9,356
Decrease in deferred interest on exchange debentures                  4,028
                                                                    -------
                                                                     13,607
Redeemed debenture liability                                         (7,175)
                                                                   -------
Gain on the 1989 Exchange litigation                              $   6,432
                                                                    =======

The litigation brought by the plaintiffs who voted yes in connection with the 1989 Exchange (the "Meador Litigation") has also now been settled subject to receipt of court approval. A hearing for the purpose of obtaining court
approval has been scheduled in December 1994.    The settlement agreement in
the Meador Litigation contains the same financial terms as those set forth in the description of the settlement of the Purcell Litigation. There will be no financial statement recognition to the Meador Litigation settlement until it has been approved by the District Court.

At September 30, 1994 the redeemed debenture liability for the 1991 Exchange litigation and the Purcell Litigation was approximately $5.6 million and $7.2 million, respectively.

In connection with the settlements and proposed settlement of the above litigation, the Company collected $2.5 million from its insurance carrier under its liability coverage. Such insurance proceeds were utilized to reimburse the Company for expenses previously incurred and expensed with respect to the above litigation.

(4)  REAL ESTATE INVESTMENT

On June 1, 1994, BFC acquired from an independent third party 23.7 acres of unimproved land located in Fort Lauderdale, Florida for the purchase price of $3.6 million cash.

(5) EARNINGS PER COMMON SHARE

Earnings per common share for the nine and three month periods ended September 30, 1993 was computed using the more dilutive of (a) the weighted average number of shares outstanding, or (b) the weighted average number of shares outstanding assuming that the shares of redeemable common stock are reacquired for debt, from the later of their date of issuance (May 10, 1989) or the beginning of the computation period, at the greater of the amount originally recorded, or the then book value. Computation (b) was utilized, assuming a rate of 12% on indebtedness for the nine and three months periods ended September 30, 1993.

In connection with the acquisition of shares of BankAtlantic in 1989, a shareholders agreement was entered into between the Company, the Abdo family (including John E. Abdo, Vice Chairman of the Board) and Mr. Alan B. Levan, the President of the Company. During the first quarter of 1994, the parties mutually agreed to terminate the agreement with respect to the requirement to buy and or sell shares. Therefore, during the first quarter of 1994, the amount classified as redeemable common stock was reclassified to the stockholders' equity (deficit) section of the Statement of Financial Condition and earnings per share for the nine and three month periods ended September 30, 1994 was computed based upon the weighted average number of shares outstanding.

For all periods, the shares issued in connection with a 1984 acquisition are considered outstanding after elimination of 250,000 shares, representing the Company's 50% ownership of the shares issued in the acquisition.

(6)  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities for the nine months ended September 30, 1994 and 1993 are as follows (in thousands):

                                                           September 30,
                                                          -----------------
                                                            1994       1993
                                                          --------  --------

The establishment of an escrow account to
 fund a litigation settlement transferred
 from securities available for sale
 to other assets                                         $  13,500       -
The reclassification of redeemable
 common stock to additional paid-in
 capital due to the cancellation
 of a shareholder agreement                                  5,776       -
The net gains associated with the settlement
 of the 1991 Exchange litigation and the
 Purcell Litigation                                         14,186       -
The increase in stockholders' equity resulting
 from the Company's porportionate share of BBC's
 net unrealized appreciation on
 mortgage-backed securities available for sale,
 less related deferred income taxes                            402       -
Deferred gain on debt restructuring                            356       -
The elimination of mortgages payable
 associated with the disposition of real
 estate acquired in debenture exchanges                      3,494        954
The decrease in the redeemed debenture
 liability transferred from the escrow
 accounts to fund the 1991 Exchange
 litigation settlements                                      6,333       -
Income taxes paid                                               20       -
Interest paid on borrowings                                  1,852      2,223
Subordinated debentures due from BankAtlantic
 which were utilized by BFC to
 exercise related warrants to purchase
 common stock of BankAtlantic                                 -         1,971
                                                             =====      =====

(7)  OTHER ASSETS

Included in other assets at September 30, 1994 is $10.4 million that has been placed in escrow accounts to fund settlements of litigation against the Company arising from the 1991 Exchange and the Purcell Litigation. Included in other assets at September 30, 1994 and interest and dividends on other investment securities for the nine months ended September 30, 1994 is interest earned on these escrow accounts of approximately $191,000.

(8)  DEBT AND EQUITY SECURITIES

FAS 115 was implemented by BBC prospectively on January 1, 1994 and a reclassification of securities was not required upon implementation. At September 30, 1994, the effect of implementing FAS 115 was to increase the amount stated for mortgage-backed securities available for sale by $1.4 million, record related deferred income taxes of $526,000, and to reflect the net of these amounts, $838,000, as a separate component of stockholders' equity. The Company's financial statements reflect the Company's proportionate share of the unrealized appreciation on mortgage-backed securities available for sale, net of deferred income taxes, as an adjustment to its investment in BBC and as a component of its stockholders' equity.

(9)  OTHER MATTERS

The Company attempted to negotiate an extension of a $1 million balloon payment on a note payable that matured in June 1993. However, the lender exercised the acceleration provision in the note and in September 1994, sold the underlying security that consisted of five wrap mortgage receivables from affiliated limited partnerships. The sale price was $720,000. The Company may be liable for the difference between the sale price and the original note amount plus interest and attorneys' fees, approximately $367,000. Since the sale price was more than the carrying value of the underlying security, there is a gain on debt restructuring. The components of the gain are as follows (in thousands):

Decrease in mortgage receivables, net                    $ (3,213)
Increase in other assets                                       72
Decrease in underlying mortgages payable                    2,757
Reduction of note payable                                     720
Decrease in other liabilities                                  20
                                                           -------
                                                         $    356
                                                           =======

Since the Company is still negotiating with the lender, the gain is being deferred for financial statement purposes.



                 BFC Financial Corporation and Subsidiaries

             Management's Discussion and Analysis of Results
                  of Operations and Financial Condition

General
- - -------

BFC Financial Corporation (the "Company" or "BFC") became a savings bank holding company during 1987 by acquiring a controlling interest in BankAtlantic, A Federal Savings Bank ("BankAtlantic"). At December 31, 1993, the Company owned approximately 48% of the outstanding common stock of BankAtlantic. On July 13, 1994, BankAtlantic consummated a reorganization into a holding company structure and BankAtlantic Bancorp, Inc. ("BBC") became a unitary savings bank holding company. The reorganization resulted in BFC becoming a shareholder of BBC on the same proportionate basis as it was in BankAtlantic before the reorganization. At September 30, 1994, the Company owned approximately 48% of the outstanding common stock of BBC.

Results of Operations
- - ---------------------

For the quarter ended September 30, 1994 the Company reported net income of approximately $8.0 million or $3.88 per share as compared to a net income of approximately $793,000 or $.36 per share for the comparable period in 1993. Operations for the quarter ended September 30, 1994 included an extraordinary item of approximately $6.4 million or $3.13 per share, attributable to the gain on the settlement of litigation relating to the exchange in 1989.

For the nine month period ended September 30, 1994 the Company reported net income of approximately $16.6 million or $8.10 per share as compared to net income of $1.4 million or $.53 per share for the comparable period in 1993. Operations for 1994 included an extraordinary item of approximately $14.2 million or $6.90 per share, attributable to the gain on the settlement of litigation relating to the 1989 and 1991 Exchange transactions (See note 3 of notes to unaudited financial statements.) of approximately $14.2 million. Operations for 1993 included a charge for the cumulative effect of a change in accounting for income taxes from APB Opinion 11 to FAS 109, in the amount of $501,000 or $.29 per share.

The increase in revenues of approximately $3.5 million for the nine month period September 30, 1994 as compared with the same period in 1993 was primarily due to the gain on disposition of real estate, net of approximately $1.1 million and insurance proceeds received during the quarter ended June 30, 1994 in the amount of $2.5 million associated with the expenses incurred by the Company in connection with the 1989 and 1991 Exchange transactions. Such expenses were incurred and expensed by the Company in prior years.

Interest on loans decreased for the nine month period ended September 30, 1994 as compared to the same period in 1993 primarily due to the loss of a mortgage receivable due from an affiliate in 1993 .

Interest and dividends on other investment securities increased for the nine and three month periods ended September 30, 1994 as compared to the same periods in 1993 primarily due to interest earned on approximately $10.4 million held in an escrow account established in connection with the settlement of litigation.

Earnings on real estate operations, net decreased for the nine month and three month periods ended September 30, 1994 as compared to the same periods in 1993 primarily due to the loss of a tenant that occupied approximately 81% of the leasable area at the IBM Executive Office Building in Kingsport, Tennessee.
In May 1994, this property was foreclosed by the lender. In addition during the quarter ended September 30, 1994 a property acquired in the 1989 Exchange was foreclosed by the lender and two properties acquired in the 1991 exchange were sold to an unaffiliated third party.

The gain on disposition of real estate, net of approximately $1.1 million for the nine and three month periods ended September 30, 1994 was attributable to the gain of approximately $981,000 on the sale of two properties acquired in the 1991 exchange and the net gain of approximately $92,000 on the foreclosure of two properties acquired in the 1989 exchange.

The increase in costs and expenses of approximately $548,000 for the nine month period ended September 30, 1994, as compared to the same period in 1993 was attributable to increases in interest on exchange debentures, the establishment of a valuation allowance of approximately $531,000 on the 12.73 acres of unimproved land located in Birmingham, Alabama and the provision for loss on loans receivable of approximately $624,000. These increases were offset in part by decreases in interest on mortgages payable, employee compensation and benefits, and general and administrative expenses. The decrease in costs and expenses of approximately $695,000 for the three month period ended September 30, 1994 as compared to the comparable period in 1993 was attributable to decreases in interest on exchange debentures, interest on mortgages payable, employee compensation and benefits, and general and administrative expenses.

Interest on exchange debentures for the nine month period ended September 30, 1994 increased approximately $594,000 as compared to the same period in 1993 due to the accrual of interest on the previously deferred interest relating to the debentures issued in 1989 and 1991 Exchange transactions and an increase in the interest rate to 13% and 12% per annum on the debentures issued in the 1991 and 1989 Exchanges, respectively. This increase was offset by a reduction in interest on exchange debentures for the three month period ended September 30, 1994 as compared to the same period in 1993 as a result of the 1991 and 1989 Exchange settlements. (See note 2.)

Interest other on mortgages decreased approximately $290,000 and $141,000 for the nine and three month periods ended September 30, 1994, respectively, as compared to the same periods in 1993 primarily due the foreclosures of two properties acquired in the 1989 Exchange, the sale of two properties acquired in the 1991 Exchange and the full amortization of interest discount relating to a mortgage that matured in 1993.

Employee compensation and benefits decreased approximately $278,000 and $184,000 for the nine and three month periods ended September 30, 1994, respectively, as compared to the comparable 1993 periods primarily due to a reduction in personnel in December 1993.

Occupancy and equipment decreased approximately $51,000 and $9,000 for the nine and three month periods ended September 30, 1994, respectively, as compared to the comparable 1993 periods primarily due to the Company's reduction in office space after its move to its new location in Fort Lauderdale.

General and administrative expenses decreased approximately $582,000 and $175,000 for the nine month periods ended September 30, 1994, respectively, as compared to the same periods in 1993 primarily due to the reversal in 1994 of previously accrued expenses that will not be incurred as a result of the settlement of litigation and the write-down in 1993 of advances to an affiliate. This decrease in general and administrative expenses was offset by an increase of approximately $99,000 in the provision for the Hess litigation, an increase in trustee fees and real estate taxes on land acquired in June 1994.

BBC's net income applicable to common shareholders for the nine and three month periods ended September 30, 1994 was $12.8 million and $4.4 million, respectively, compared to net income of $11.4 million and $3.9 million for the nine and three month periods ended September 30, 1993, respectively. The Company's equity in BBC's net income for the nine and three month periods ended September 30, 1994 was $5.9 million and $2.1 million, respectively, compared to its equity in BBC's net income of $8.3 million and $3.1 million for the nine and three month periods ended September 30, 1993, respectively. For the nine and three month periods ended September 30, 1994, the Company owned approximately 48% of the outstanding common stock of BBC whereas for the nine and three month periods ended September 30, 1993, the Company owned 77.83% of the outstanding common stock of BBC. The decline in the equity in earnings of BBC that would have been reflected by the Company's decreased ownership was partially offset by increased earnings by BBC.

Financial Condition
- - -------------------

BFC's total assets at September 30, 1994 and at December 31, 1993 were $86.2 million and $87.5 million, respectively, a decrease of approximately $1.3 million. The majority of the difference at September 30, 1994 as compared to December 31, 1993 was primarily due to decreases in (i) securities available for sale of approximately $12.8 million, (ii) loans receivable, net of approximately $4.2 million and (iii) real estate acquired in debenture exchanges, net of approximately $4.0 million. These decreases were offset in part by increases in (i) other assets of approximately $10.3 million, (ii) investment in BBC of approximately $5.8 million and (iv) real estate investment as a result of the June 1, 1994 purchase of 23.7 acres of unimproved land located in Fort Lauderdale, Florida for the purchase price of $3.6 million.

The increase in other assets and decrease in securities available for sale at September 30, 1994 was primarily attributable to the March 1994 transfer of $13.5 million from securities available for sale to an escrow account to fund the settlement of the 1991 Exchange litigation. Investment in BBC increased by $5.8 million due to the equity in earnings of BBC for the nine months ended September 30, 1994 and reduced by the common stock dividends declared in 1994. The decrease in loans receivable, net was due to the debt restructuring as discussed in note 9 of notes to the unaudited consolidated financial statements. The decrease in real estate acquired in debenture exchanges, net was primarily due to (i) the judicial transfers of the IBM Executive Office Building in Kingsport Tennessee and Clinton Plaza Shopping Center in Knoxville, Tennessee, (ii) the sale of Pinebrook Square in Charlotte, North Carolina and Professional Towers in Louisville, Kentucky and (iii) the valuation allowance of approximately $531,000 on the 12.73 acres of unimproved land in Birmingham, Alabama. This decrease was offset by an increase of approximately $6.5 million due to the adjustment of basis in the property as a result of the settlement of the litigation relating to the 1991 and 1989 Exchanges.

At September 30, 1994 Exchange debentures, net decreased approximately $18.1 million and deferred interest on the Exchange debentures decreased approximately $4.2 million due to the settlement of litigation relating to the 1991 and 1989 Exchanges. The decrease in deferred interest on the exchange debentures was partially offset due to increases in the deferred interest on the 1989 Exchange and 1991 Exchange debentures pursuant to their terms.

At September 30, 1994, mortgages payable and other borrowing decreased approximately $8.4 million due to the foreclosures of two properties acquired in the 1989 Exchange, the sale of two properties acquired in the 1991 Exchange and the debt restructuring discussed in note 9 of notes to unaudited consolidated financial statements.

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

Liquidity and Capital Resources
- - --------------------------------

Settlements of the litigation against the Company that arose in connection with the 1991 Exchange was approved by the District Court in May 1994. The settlements required BFC Financial Corporation to establish a settlement fund equal to 81.359% of the original face amount of the debentures distributed in connection with the 1991 Exchange to the 1991 Exchange Class Members. The settlement fund will be available to 1991 Exchange Class Members as follows:
(a) those members still owning the BFC Financial Corporation debentures distributed to them in connection with the 1991 Exchange ("1991 Exchange Class Members Still Owning Debentures") are entitled to receive 81.359% of the original face amount of the debentures still owned by them, less the attorneys' fees and costs; (b) those members who no longer own the BFC Financial Corporation debentures distributed to them in connection with the 1991 Exchange ("1991 Exchange Class Members No Longer Owning Debentures") are entitled to receive 81.359% of the original face value of the BFC Financial Corporation debentures distributed to such persons, less the attorneys' fees and costs and less the gross proceeds received by such persons on the sale or disposition of their BFC Financial Corporation debentures, provided, however, that the disposition price shall not be calculated as less than 25% of the original face amount, regardless of the amounts actually received by such persons on the disposition of such debentures. Based upon information obtained from the debenture transfer agent, at least 85.5% of the outstanding debentures are owned by 1991 Exchange Class Members Still Owning Debentures. For purposes of establishing the settlement payable, it was assumed that all persons in the remaining 14.5% of the outstanding debentures sold their debentures and that all such members of that group received 25% of the original face amount of the debentures as gross proceeds on the disposition of the debentures. Therefore, upon the District Court's approval of the 1991 Exchange settlement, the Company on June 30 1994, recorded a redeemed debenture liability of approximately $12 million and a related gain on the extinguishment of debt of approximately $7.8 million. If persons in the remaining 14.5% group are ultimately deemed to belong to the group of 1991 Exchange Class Members Still Owning Debentures because their transfer of ownership was not in fact a bona fide sale transaction, (i.e., involved a transfer to street name or to a family member) or if the proceeds from sale were greater than 25% of the original face amount of the debenture, the redeemed debenture liability will be adjusted and additional gain recognized.

Separately, the settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who either voted against the transaction or did not vote (the "Purcell Litigation") was approved by the District Court in September 1994. Pursuant to the settlement, BFC will establish a settlement fund equal to 56% of the original face amount of the debentures issued to the class members in the Purcell Litigation (the"Purcell Class"). The settlement fund will be available to the Purcell Class as follows: (a) those members still owning the BFC Financial Corporation debentures distributed to them in connection with the 1989 Exchange ("Purcell Class Still Owning Debentures") are entitled to receive 56% of the original face amount of the debentures still owned by them, less the attorneys' fees and costs awarded by the District Court; (b) those members who no longer own the BFC Financial Corporation debentures distributed to them in connection with the 1989 Exchange ("Purcell Class No Longer Owning Debentures") are entitled to receive 56% of the original face value of the BFC Financial Corporation debentures distributed to such persons, less the attorneys' fees and costs awarded by the District Court and less the gross proceeds received by such persons on the sale or disposition of their BFC Financial Corporation debentures, provided, however, that the disposition price shall not be calculated as less than 22.5% of the original face amount, regardless of the amounts actually received by such persons on the disposition of such debentures. Upon the effectiveness of the settlement, the Purcell Class will have the right to receive one-half the sums due to them pursuant to the settlement upon surrender of the BFC debentures. No later than thirty months after the execution of the settlement agreement and upon effectiveness of the settlement, the Purcell Class shall have the right to receive the remaining amount due to them, including seven percent interest on the deferred amount. Based upon information obtained from the debenture transfer agent, at least 76.8% of the outstanding debentures are owned by Purcell Class Members Still Owning Debentures. For purposes of establishing the settlement payable, it was assumed that all persons in the remaining 23.2% of the outstanding debentures sold their debentures and that all such members of that group received 22.5% of the original face amount of the debentures as gross proceeds on the disposition of the debentures. Therefore, upon the District Court's approval of the Purcell Litigation settlement, the Company recorded a redeemed debenture liability of approximately $7 million and a related gain on the extinguishment of debt of approximately $6.4 million. If persons in the remaining 23.2% group are ultimately deemed to belong to the group of Purcell Class Still Owning Debentures because their transfer of ownership was not in fact a bona fide sale transaction, (i.e., involved a transfer to street name or to a family member) or if the proceeds from sale were greater than 22.5% of the original face amount of the debenture, the redeemed debenture liability will be adjusted and additional gain recognized.

In June 1994, ABC Broadcasting Companies, Inc. and William H. Willson (collectively "ABC") attempted to intervene in the Purcell Litigation. By attempting to intervene, ABC sought, for the purposes of defending their conduct in a defamation lawsuit brought against them by BFC and Alan B. Levan, to prevent the settlement of the Purcell Litigation and to obtain the protection of the judgment by the District Court following the jury's verdict. On June 30, 1994, the District Court entered an order denying ABC's motion to intervene. On September 12, 1994, the District Court entered a final judgment which approved and ratified the settlement agreement and set aside, vacated, dissolved and nullified the December 18, 1992 jury verdict and the District Court's December 18, 1992 judgment (the "Final Judgment"). On October 5, 1994, ABC filed an appeal of the Final Judgment and an appeal of the order entered by the District Court denying ABC the right to intervene in the Purcell Litigation. All parties to the Purcell Litigation believe that the appeals filed by ABC are without merit. Nevertheless, until these appeals have been dismissed or are finally resolved and the Final Judgment becomes final for appellate purposes, the payment of amounts due to the Purcell Class pursuant to the settlement will be delayed.

The litigation brought by the plaintiffs who voted yes in connection with the 1989 Exchange (the "Meador Litigation") has also now been settled subject to receipt of court approval. A hearing for the purpose of obtaining court
approval has been scheduled in December 1994.    The settlement agreement in
the Meador Litigation contains the same financial terms as those set forth in the description of the settlement of the Purcell Litigation. There will be no financial statement recognition to the Meador Litigation settlement until it has been approved by the District Court.

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

In addition to the litigation discussed above, an appellate court entered an order reversing a lower court decision in favor of the Company and its affiliates which related to the sale of units in two partnerships which participated in the 1991 Exchange. (See Item 3. "Litigation", Martha Hess, et.al. vs Gordon, Boula, et.al. in the Company's 1993 Annual Report.) The effect of this decision, which the Company has appealed, is to create a potential liability of approximately $1.9 million. At December 31, 1992 and September 30, 1994, the company accrued $1.8 million and $99,000, respectively. There is no requirement for a bond in connection with the appeal of this matter.

As a result of the exchange litigation settlements discussed above, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which settlements were agreed upon ("Holders in Due Course"), persons that opted out of the litigation or those debentures still held by Meador Class Members. The Company's ability to meet its obligations and to pay interest on the debentures issued in the 1989 Exchange and the 1991 Exchange as discussed above is substantially dependent on the earnings and regulatory capital position of BBC. However, pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Additionally, until the Company can ascertain which debentures are held by Holders in Due Course, interest will continue to be deferred. Such deferrals do not create a default. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures. The Company, not considering BBC, has sufficient current liquidity to meet its normal operating expenses, but it is not anticipated that it will make current payments of interest on the Exchange debentures until at least such time as the Meador Litigation is finalized and it determines Holders in Due Course. "Litigation" in the Company's 1993 Annual Report have been resolved.

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

Pursuant to an agreement entered into on May 10, 1989 between BFC, its affiliates and BankAtlantic's primary regulator, BFC is obligated to infuse additional capital into BankAtlantic in the event that BankAtlantic's net capital (as defined) falls below the lesser of the industry's minimum capital requirement (as defined) or six percent of BankAtlantic's assets. However, there is no assurance that BFC will be in a position to infuse additional capital in the event it is called upon to do so. This obligation will expire ten years from the date of the agreement, or at such earlier time as BankAtlantic's net capital exceeds its fully phased-in capital requirement (as defined) for a period of two consecutive years. BankAtlantic's net capital has exceeded its fully phased in capital requirements from the end of 1992 through September 30, 1994.

An OTS regulation, effective August 1, 1990, limits all capital distributions made by savings institutions, including cash dividends, by permitting only certain institutions that meet specified capital levels to make capital distributions without prior OTS approval. The regulation established a three-tiered system, with the greatest flexibility afforded to well-capitalized institutions. An institution that meets all of its fully phased-in capital requirements and is not in need of more than normal supervision would be a "Tier 1 Institution". An institution that meets its minimum regulatory capital requirements but does not meet its fully phased-in capital requirements would be a "Tier 2 Institution". An institution that does not meet all of its minimum regulatory capital requirements would be "Tier 3 Institution". A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of net income earned to date during the current calendar year plus 50% of its capital surplus ("surplus" being the amount of capital over its fully phased-in capital requirement). Any additional capital distributions would require prior regulatory approval. A Tier 2 Institution may, after prior notice but without the approval of the OTS, make capital distributions of between 50% and 75% of its net income over the most recent four-quarter period (less any dividends previously paid during such four-quarter period) depending on how close the institution is to its fully phased-in risk-based capital requirement. A Tier 3 Institution would not be authorized to make any capital distributions without the prior approval of the OTS. Notwithstanding the provision described above, the OTS also reserves the right to object to the payment of a dividend on safety and soundness grounds. In August and December 1993, BankAtlantic declared cash dividends of $0.06 per share, payable September 1993 and January 1994, respectively, to its common stockholders. A 15% common stock dividend was declared in May 1993. Since April 1994, the Company has been receiving a cash dividend of approximately $0.06 per share on its investment in BBC.

Cash Flows
- - -----------

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                            Nine months ended
                                              September 30,
                                           -------------------
Net cash provided (used) by:                1994         1993
                                           ------       ------
 Operating activities                    $  2,079          246
 Investing activities                      (4,955)         422
 Financing activities                       2,943         (694)
                                           ------       ------
Increase (Decrease) in cash               $    67          (26)
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

The primary sources of funds to the Company, for the nine months ended September 30, 1994 were revenues from property operations, collections on mortgage receivables, increase on borrowings, the sale of real estate and dividends from BBC. These funds were primarily utilized for operating expenses at the properties, capital improvements at the properties, mortgage payables on the properties, increase in escrow and general and administrative expenses.

Investing activities for the nine months ended September 30, 1994 included inflows of approximately $2 million from the sale of real estate acquired in the Exchange transactions and outflows of approximately $3 million to fund an escrow account to be utilized in connection with the settlement of the Purcell Litigation and approximately $3.6 million utilized in connection with the acquisition of a piece of real estate. Financing activities for the nine months ended September 30, 1994 includes the borrowing of $3.5 million that was utilized to fund Exchange litigation settlements.


                         PART II - OTHER INFORMATION

Item 1.  Litigation

Cheryl and Wayne Hubbell, et al., vs. I.R.E. Advisors Series 26, Corp. et al., in the California Superior Court in Los Angeles, California, Case No. BC049913. In May 1993, a motion to dismiss was filed by the plaintiffs to dismiss all claims against all defendants relating to I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 27 and I.R.E. Real Estate Income Fund, Ltd., whether exchange related or not. This motion was approved by the Courts in September 1994.

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

Timothy J. Chelling vs. BFC Financial Corporation, Alan B. Levan, I.R.E. Advisors Series 21, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida Case No. 89-1850-Civ Nesbitt. John D. Purcell and Debra A. Purcell vs. BFC Financial Corporation, Alan B. Levan, Scott Kranz, Frank Grieco, I.R.E. Advisors Series 23, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida, Case No. 89-1284- Civ-Ryskamp. William A. Smith and Else M. Smith vs. BFC Financial Corporation, Alan B. Levan and I.R.E. Advisors Series 24, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida, Case No. 89-1605- Civ-Marcus. In September 1994, the District Court entered a Final Judgment approving an agreement to settle these actions pursuant to which BFC will pay approximately fifty-six percent (56%) of the face amount of the outstanding debentures held by plaintiffs and the debentures will be canceled pursuant to the procedures outlined in the agreement. In October 1994, ABC Broadcasting Companies, Inc. and William Willson (collectively "ABC") filed an appeal of the Final Judgment and an appeal of an order entered by the District Court denying ABC the right to intervene in this matter.

Marjory Meador, et.al., vs. BFC Financial Corporation, et.al., in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Case No. 91-29892 (CA-17). In October 1994, the parties entered into an agreement to settle these actions pursuant to which BFC will pay approximately fifty-six percent (56%) of the face amount of the outstanding debentures held by plaintiffs and the debentures will be canceled pursuant to the procedures outlined in the agreement. The settlement is subject to, among other things, court approval. Upon effectiveness, the settlement of this action will be dismissed with prejudice and the parties will exchange releases.

Item 2 and 3.

Not applicable.

Item 4.  Submissions of Matters to a Bote of Security Holders.

On September 28, 1994, Registrant held its annual shareholder meeting.

Item 5.

Not applicable

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibit 27 - Financial Data Schedule

  b) No report on Form 8-K was filed during the quarter ended September 30, 1994.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BFC Financial Corporation



Date:  November 10, 1994          By:        /s/  Glen R. Gilbert
                                      ------------------------------------
                                      Glen R. Gilbert, Senior Vice President
                                       and Chief Financial Officer