Form 10-K
BFC FINANCIAL CORP
filed 1995-03-31
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the Fiscal Year Ended                               Commission File Number
    December 31, 1994                                           0-9811
-------------------------                               ----------------------

                           BFC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

        Florida                                                59-2022148
-----------------------                ---------------------------------------
(State of Organization)                (I.R.S. Employer Identification Number)

1750 E. Sunrise Boulevard
Ft. Lauderdale, Florida                                                 33304
-------------------------                                            --------
(Address of Principal Executive Office)                             (Zip Code)

Registrant's telephone number, including area code: (305) 760-5200 Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.01 par Value                           NONE
---------------------------             --------------------------------------
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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: as of March 17, 1995, $4,878,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Common stock of $.01 par value, 2,305,682 shares outstanding.

       Documents Incorporated by Reference in Part IV of this Form 10-K:

Proxy Statement - Prospectus dated June 20, 1980; Annual Report on Form 10-K for the year ended December 31, 1987 of BFC Financial Corporation; Annual Report on Form 10-K for the year ended December 31, 1994 of BankAtlantic Bancorp, Inc.



                                     PART I
                                     ------


ITEM 1. BUSINESS
----------------

General Description of Business
-------------------------------
BFC Financial Corporation is a savings bank holding company owning approximately 48% of BankAtlantic Bancorp, Inc. ("BBC"). BBC was formed in April 1994 under the laws of the State of Florida and is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic"). On July 13, 1994 BankAtlantic consummated a reorganization into a holding company structure and BankAtlantic
Bancorp, Inc. ("BBC") became a unitary savings bank holding company.   The
reorganization resulted in BankAtlantic becoming a wholly-owned subsidiary of BBC with BFC becoming a shareholder of BBC on the same proportionate basis as was the Company's ownership in BankAtlantic. BFC Financial Corporation and its subsidiaries are collectively identified herein as the "Registrant", "BFC" or the "Company". The Company acquired control of BankAtlantic in 1987 for a total investment of approximately $43 million. From 1987 through June 1993, BFC increased its ownership in BankAtlantic and BankAtlantic was consolidated in BFC Financial Corporation's financial statements since October 1987 through November 1993. During November 1993, BankAtlantic sold in a public offering of 2,070,000 million shares of BankAtlantic common stock at a price of $13.50 per common share was consummated. Of the shares sold, 1,400,000 shares were sold by BFC Financial Corporation. Net proceeds to BFC Financial Corporation from the sale amounted to approximately $17.7 million. Upon the sale of the 2,070,000 shares, BFC Financial Corporation's ownership of BankAtlantic decreased from 77.83% to 48.17%. With the Company's ownership position less than 50%, BankAtlantic is no longer consolidated in BFC Financial Corporation's financial statements. BankAtlantic represented approximately 97% of the Company's consolidated assets when it was consolidated with the Company. Now based on the equity method of accounting for the Company's investment in BankAtlantic, the investment represents approximately 48% of the Company's consolidated assets. At September 30, 1994, BankAtlantic ranked sixth in size among all savings institutions headquartered in the State of Florida and first in size among all financial institutes headquartered in Broward County, Florida based on its total assets at such date.

During March 1992, BFC, which was formerly known as BankAtlantic Financial Corporation changed its name to BFC Financial Corporation.

In addition to its investment in BankAtlantic, the Company owns and manages real estate. Since its inception in 1980, and prior to the acquisition of control of BankAtlantic, the Company's primary business was the organization, sale and management of real estate investment programs. Effective as of December 31, 1987, the Company ceased the organization and sale of new real estate investment programs, but continues to manage the real estate assets owned by its existing programs. Subsidiaries of the Company continue to serve as the corporate general partners of 3 public limited partnerships which file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years.

During 1989, the Company exchanged (the "1989 Exchange") approximately $30 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of three affiliated limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23 and I.R.E. Real Estate Fund, Ltd. - Series 24. The major assets and liabilities of these partnerships consisted principally of fourteen commercial real estate properties and related non-recourse mortgage debt, of which one is still owned by the company.

During 1991, the Company exchanged (the "1991 Exchange") approximately $15.4 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of three affiliated limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 27 and I.R.E. Real Estate Income Fund, Ltd. The major assets and liabilities of these partnerships consisted principally of eight commercial real estate properties and related non-recourse mortgage debt, of which one is still owned by the Company.

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlement of the litigation against the Company that arose in connection with the 1991 Exchange was approved by the District Court in May 1994. The settlements required BFC Financial Corporation to establish a settlement fund equal to 81.359% of the original face amount of the debenture distributed in connection with the 1991 Exchange to the 1991 Exchange Class Members. Settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who either voted against the transaction or did not vote (the "Purcell Litigation") was approved by the District Court in September 1994. The settlement required BFC to establish a settlement fund equal to 56% of the original face amount of the debentures issued to the class members in the Purcell Litigation (the Purcell Class"). Settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who voted yes (the "Meador Litigation") was approved by the District Court in December 1994. The settlement agreement in the Meador litigation contains the same financial terms as those in the description of the settlement of the Purcell Litigation. The terms of the agreement for the above settlements are further outlined in Item 3. "Legal Proceedings", "Liquidity and Capital Resources" in Management's' Discussion and Analysis and in note 3 of notes to consolidated financial statements. As discussed above, BFC sold 1.4 million BBC shares in November 1993. The proceeds from such sale provided BFC with the current resources necessary to allow it to resolve these lawsuits.

As indicated above, during 1987, the Company acquired a controlling interest in BankAtlantic and became a savings bank holding company. Although the Company's current ownership in BBC is less than 50%, the Company's principal business is still the ownership of the savings bank through BBC. A description of BBC and BankAtlantic is incorporated herein by refrence.

Holding Company Regulation
--------------------------
As the holder of approximately 48% of BBC's Common Stock, BFC is a non-diversified savings and loan holding company within the meaning of the National Housing Act of 1934, as amended. As such, BFC is registered with and is subject to examination and supervision by the OTS as well as subject to certain reporting requirements. As an FDIC-insured subsidiary of a savings bank holding company, BankAtlantic is subject to certain restrictions in dealing with BFC and with other persons affiliated with BFC.

Capital Maintenance Agreement
-----------------------------
Pursuant to an agreement entered into on May 10, 1989 between BFC, its affiliates and BankAtlantic's primary regulator, BFC was obligated to infuse additional capital into BankAtlantic in the event that BankAtlantic's net capital (as defined) falls below the lesser of the industry's minimum capital requirement (as defined) or 6% of BankAtlantic's assets. This obligation expired ten years from the date of the agreement, or at such earlier time as BankAtlantic's net capital exceeded its fully phased-in capital requirement (as defined) for a period of two consecutive years. BankAtlantic's capital has exceeded its fully phased-in capital requirement since December 31, 1992, and BFC has notified the OTS that, in BFC's opinion, the capital maintenance agreement is no longer in effect.

Dividend Restrictions
---------------------
Prior to 1993, BankAtlantic had not paid any regular dividend on its common stock. In August 1993, BankAtlantic declared and paid a quarterly cash dividend to its common stockholders and has paid a regular quarterly dividend since that time. Subject to the results of operations and regulatory capital requirements, BBC will seek to declare regular quarterly cash dividends of $0.06125 per share on its common stock. A 15% common stock dividend was declared in May 1993. Currently, the source of funds for payment of dividends by BBC is the dividends by BankAtlantic. In the future, BBC may incur debt which may have an impact on its ability to pay dividends to the Company.

An OTS regulation, effective August 1, 1990, limits all capital distributions made by savings institutions, including cash dividends, by permitting only institutions that meet specified capital levels to make capital distributions without prior OTS approval. The regulation established a three-tiered system, with the greatest flexibility afforded to well-capitalized institutions. An institution that meets all of its fully phased-in capital requirements and is not in need of more than normal supervision would be a "Tier 1 Institution". An institution that meets its minimum regulatory capital requirements but does not meet its fully phased-in capital requirements would be a "Tier 2 Institution". An institution that does not meet all of its minimum regulatory capital requirements would be "Tier 3 Institution". A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of net income earned to date during the current calendar year plus 50% of its capital surplus ("surplus" being the amount of capital over its fully phased-in capital requirement). Any additional capital distributions would require prior regulatory approval. A Tier 2 Institution may, after prior notice but without the approval of the OTS, make capital distributions of between 50% and 75% of its net income over the most recent four-quarter period (less any dividends previously paid during such four-quarter period) depending on how close the institution is to its fully phased-in risk-based capital requirement. A Tier 3 Institution would not be authorized to make any capital distributions without the prior approval of the OTS. Notwithstanding the provision described above, the OTS also reserves the right to object to the payment of a dividend on safety and soundness grounds.

Real Estate and Other Activities
--------------------------------
As discussed in "General Description of Business", the Company prior to its investment in BankAtlantic had been primarily engaged in the real estate business. From 1981 through 1987, eleven public real estate partnerships were formed for which the Company provided property management, for fees, and administrative and accounting services, for cost reimbursements. In March 1989, February 1991 and June 1991, the assets and liabilities of six partnerships were exchanged for subordinated debentures of the Company. Three other partnerships have been or are in the process of being liquidated. It is the Company's intent to liquidate the assets acquired in the Exchanges and at December 31, 1994 only two of the twenty-two properties acquired in the 1989 and 1991 Exchanges remain.

In addition to its investment in BBC and unrelated to the public limited partnership programs and its property management activities noted in the paragraphs above, the Company holds mortgage notes receivable of approximately $4.9 million which were received in connection with the sale of properties previously owned by the Company.

In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as the "Cypress Creek" property located in Fort Lauderdale, Florida for a purchase price of approximately $3.6 million. The Company has agreed to pay John E. Abdo and certain of his affiliates (the "Abdo Group") fifty percent of the profits (as defined), if any, received on the sale of the property. At December 31, 1994, the Company had a contract to sell the Cypress Creek property for approximately $9.7 million. Consummation of the sale of the property pursuant to the contract is subject to a number of conditions and there is no assurance that the property will be sold on that basis.

In December 1994, an entity controlled by the Company acquired from unaffiliated seller 60.1 acres of unimproved land know as the "Centerport" property in Pompano Beach, Florida for the purchase price of approximately $6.3 million. The Abdo Group has an interest in the entity which holds this property entitling the Abdo Group to a fifty percent interest in the profits of the entity after a priority return in favor of the Company.
The Cypress Creek and Centerport properties serve as collateral for an $8.08 million loan from an unaffiliated lender. The loan provides for a release price of $5.0 million upon the sale of the Cypress Creek property.

Federal and State Taxation
--------------------------
The Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act") was passed by Congress and signed into law by the President during August 1993. The Omnibus Act increased the maximum federal income tax rate applicable to BFC from 34% to 35% retroactive to January 1, 1993. BBC may also be impacted by other provisions of the Omnibus Act either directly as a consequence of additional provisions applicable to it or indirectly as a consequence of their impact on the economy in general.

The State of Florida imposes a corporate income tax at the rate of 5.5% on taxable income as determined for Florida income tax purposes. Taxable income for this purpose is based on federal taxable income in excess of $5,000 as adjusted by certain items.

Employees
---------
At December 31, 1994, BFC Financial Corporation employed 5 full-time and 1 part-time employee. Management believes that its relations with its employees are satisfactory. The employee benefits offered by the Company are considered by management to be generally competitive with employee benefits provided by other major employers in Florida. The Company's employees are not represented by any collective bargaining group.

ITEM 2.  Properties
-------------------
Effective January 31, 1994, BFC relocated its offices to approximately 1,500 square feet located in BBC's executive offices. The space is leased pursuant to a lease with BankAtlantic on terms no less favorable than could be obtained from an independent third party and expires December 20, 1995. Prior to January 31, 1994, BFC's principal executive offices of approximately 6,200 square feet of office space was located at 1320 South Dixie Highway, Coral Gables, Florida. The space was leased pursuant to a lease expiring upon the giving of six (6) months written notice to landlord and was utilized by the Company and its affiliates other than BankAtlantic and BBC.

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

         Land                            Approximately         subject to an
          Springfield, Massachusetts      5 acres               estate for
                                                                years
                                                                expiring in
                                                                2006

         Land and Restaurant Building    5,000 square          subject to a
           Galesburg, Illinois            foot building         net lease
                                                                expiring
                                                                in 1995

         Land                            12.73 Acres          owned
          Birmingham, Alabama

         Land (Cypress Creek)            23.7 acres           owned
          Fort Lauderdale, Florida

         Land (Centerport)
          Pompano Beach, Florida         60.1 acres           owned

         Burlington Manufacturers        277,965 square       owned
          Outlet Center                  feet leasable
          Burlington, NC

          Delray Industrial Park         134,147 square       owned
          Delray Beach, Florida        feet leasable


ITEM 3. LEGAL PROCEEDINGS
-------------------------
The following is a description of certain lawsuits to which the Company is a party.

Timothy J. Chelling vs. BFC Financial Corporation, Alan B. Levan, I.R.E. Advisors Series 21, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida Case No. 89-1850-Civ-Ryscamp. John D. Purcell and Debra A. Purcell vs. BFC Financial Corporation, Alan B. Levan, Scott Kranz, Frank Grieco, I.R.E. Advisors Series 23, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida, Case No. 89-1284-Civ-Ryskamp. William A. Smith and Else M. Smith vs. BFC Financial Corporation, Alan B. Levan and I.R.E. Advisors Series 24, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida, Case No. 89-1605-Civ-Ryscamp.

These actions were filed by the plaintiffs as class actions during September 1989, June 1989 and August 1989, respectively. The actions arose out of an Exchange Offer made by the Company to the limited partners of I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23, and I.R.E. Real Estate Fund, Ltd. - Series 24. The plaintiffs were limited partners of the above named partnerships who did not consent to the Exchange Offer. The Exchange Offer was made through the solicitation of consents pursuant to a Proxy Statement/Prospectus dated February 14, 1989 and was approved by the holders of a majority of the limited partnership interests of each of the Partnerships in March 1989. Messrs. Levan, Grieco and Kranz served as individual general partners of each of the Partnerships, and Mr. Levan is the President and a director of the Company.

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

In a memorandum opinion and order dated December 17, 1991, the Court granted, in part, the defendant's motion for summary judgment, ruling that the Exchange did not violate the partnership agreements or the Florida partnership statute. In July 1992, the Court granted an additional summary judgment in favor of the defendants and dismissed the plaintiffs' claims for breach of fiduciary duty.

Subsequently, the court entered summary judgment in favor of the defendants on all claims of misrepresentations or omissions except with respect to the statement in the Proxy Statement/Prospectus to the effect that BFC, Alan Levan and the Managing General Partners believed the Exchange transaction was fair. That issue was tried in December 1992, and the jury returned a verdict in favor of the Plaintiffs in the amount of $8 million but extinguished approximately $16 million of debentures held by the plaintiffs. Both parties appealed.

In June 1994, the parties entered into an agreement to settle this action pursuant to which BFC will pay approximately fifty-six percent (56%) of the face amount of the outstanding debentures held by class members and the debentures will be canceled pursuant to the procedures outlined in the agreement. Fifty percent (50%) of the settlement amount, plus interest thereon at 7%, can be deferred, at the option of the Company until December 1996. On September 12, 1994, the Court approved the settlement, vacated, set aside, dissolved and nullified the earlier judgment entered following the jury verdict t and entered judgment dismissing the action with prejudice. The American Broadcasting Companies, Inc. and William H. Wilson, who attempted and were both denied the right to intervene in this action, appealed the Court's judgment as well as the Court's order denying their right to intervene.

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

On March 2, 1994, the parties entered into an agreement to settle this action pursuant to which BFC will pay approximately eighty-one percent (81%) of the face amount of the outstanding debentures held by plaintiffs and the debentures will be canceled pursuant to the procedures outlined in the agreement. On May 20, 1994, the Court entered an order approving the settlement and dismissing the plaintiffs' claims with prejudice. The parties have also exchanged releases.

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

This action was filed as a class action during October 1991 and is brought on behalf of all persons who were limited partners in (a) I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23, or I.R.E. Real Estate Fund, Ltd. -Series 24 on the effective date of the 1989 Exchange Transaction not otherwise included in the action by limited partners who voted against the Exchange; or (b) were limited partners in I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 27 or I.R.E. Real Estate Income Fund, Ltd. on the effective dates of the 1991 Exchange Transactions. The action alleges breach of the limited partnership agreements, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty by BFC Financial Corporation and BankAtlantic, and negligent misrepresentation by all defendants. The action sought damages, imposition of a constructive trust on the assets of the exchanging partnerships, attorney's fees, costs and such other relief as the courts may deem appropriate. Plaintiffs have voluntarily dismissed all claims which arose out of or related to the 1991 Exchange.

On September 23, 1994, the parties entered into an agreement to settle this action pursuant to which BFC will pay approximately fifty-six percent (56%) of the face amount of the outstanding debentures held by class members and the debentures will be canceled pursuant to the procedures outlined in the agreement. Fifty percent (50%) of the settlement amount, plus interest thereon at 7%, can be deferred, at the option of the Company until December 1996. On December 19, 1994, the Circuit Court approved the settlement and dismissed all claims against the defendants.

Shirley B. Daniels, Robert S. and Ruby L. Avans, and Dr. and Mrs. Czerny, individually and on behalf of all others similarly situated, Plaintiffs, vs. BFC Financial Corporation; BankAtlantic, A Federal Savings Bank; Alan B. Levan; I.R.E. Advisors Series 25, Corp.; I.R.E. Advisors Series 27, Corp.; I.R.E. Income Advisors Corp.; First Equity Corporation of Florida, Defendants, in the United States District Court for the Southern District of Florida, Fort Lauderdale Division, Case No. 92-6588-Civ-King. On January 18, 1991, BFC issued a prospectus and solicitation of consents in which it offered to exchange up to $17 million in subordinated unsecured debentures for all of the assets and liabilities of I.R.E. Real Estate Fund, Ltd.- ("Series 25"), I.R.E. Real Estate Fund, Ltd.- ("Series 27"), I.R.E. Real Estate ("Income Fund") and I.R.E. Pension Investors, Ltd. the ("1991 Exchange"). The 1991 Exchange was approved by a majority of the limited partners in all of the partnerships except I.R.E. Pension Investors, Ltd. The Exchange subsequently was effectuated without I.R.E. Pension Investors, Ltd.

In December 1992, plaintiffs filed an amended complaint, the result of which was to enlarge the class to all limited partners in the 1991 Exchange. Plaintiffs alleged that the defendants orchestrated the Exchange for their own benefit and caused the issuance of the Exchange Offer and Solicitation of Consents, which contained materially misleading statements and omissions. The complaint also contained counts against BFC for violations of the Securities Act and the Exchange Act.

Plaintiffs also alleged that Alan Levan and the managing general partners breached the limited partnership agreements, breached fiduciary duties and that BFC and BankAtlantic aided and abetted these alleged breach of fiduciary duties, that Alan Levan, the managing general partners, BFC and BankAtlantic committed fraud in connection with the 1991 Exchange and made certain negligent misrepresentations to the plaintiffs. The complaint sought damages and prejudgment interest in an unspecified amount, attorneys' fees and costs.

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

Cheryl and Wayne Hubbell, et al., vs. I.R.E. Advisors Series 26, Corp. et al., in the California Superior Court in Los Angeles, California, Case No. BC049913.
 This action was filed as a class action during March 1992 on behalf of all purchasers of I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 26, I.R.E. Real Estate Fund, Ltd. - Series 27, I.R.E. Real Estate Growth Fund, Ltd. - Series 28 and I.R.E. Real Estate Income Fund, Ltd. against the managing and individual general partners of the above named
partnerships and the officers and directors of those entities.   The plaintiffs
allege that the offering materials distributed in connection with the promotions of these limited partnerships contained misrepresentations of material fact and that the defendants misrepresented and concealed material facts from the plaintiffs during the time the partnerships were in existence. The complaint asserts two causes of action for fraud, one of which is based on a claim for intentional misrepresentation and concealment and one of which is based on a claim of negligent misrepresentation. The complaint also contains a claim for breach of fiduciary duty. The complaint seeks unspecified compensatory and punitive damages, attorneys' fees and costs. Plaintiffs filed a third amended complaint which defendants answered in April 1993. In May 1993, a motion to dismiss was filed by the plaintiffs to dismiss all claims against all defendants relation to I.R.E. Real Estate Fund, Ltd.-Series 25, I.R.E. Real Estate Fund, Ltd.-Series 27 and I.R.E. Real Estate Income Fund, Ltd., whether exchange related or not. This motion was approved by the Court in September 1994.

Martha Hess, et. al., v. I.R.E. Real Estate Income Fund, et al. In the Appellate Court of Illinois, First District, and related cases, App. No. 90-107. On or about May 20, 1988, an individual investor filed the above referenced action against two individual defendants, who allegedly sold securities without being registered as securities brokers in Illinois, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including two partnerships that the Company acquired the assets and liabilities of in the 1991 Exchange transaction, (the "predecessor partnerships") interests in which were sold by the individual and corporate broker defendants.

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

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that brought suit within 3.6 years and potentially 4 years from the date of sale may be entitled to rescission. Plaintiffs claims are now again pending in Circuit Court. Plaintiffs filed a purported Class Action Amendment on March 24, 1994 seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC as a defendant. The plaintiffs also moved for class certification. Motions to dismiss and to deny class certification have been filed. Before plaintiffs responded or the motions were heard, plaintiffs filed a new motion for leave to file consolidated class action amendments and a new motion for class certification. In March 1995, defendants filed memoranda opposing consolidation and opposing class certification. The individual and corporate defendants sold a total of $1,890,500 of limited partnership interests in the predecessor partnerships. Limited partners holding approximately $1,042,800 of limited partnership interests have filed an action for recision. Under the appellate decision, if recision was made to all limited partners that filed an action, refunds, at March 31, 1995, (including interest payments thereon) would amount to approximately $1,800,000 plus attorney's fees. If the class is certified, refunds at March 31, 1995, (including interest payments and estimated attorney's fees thereon) would be approximately $4.0 million. A liability for such amount is included in the accompanying financial statements.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In January, 1982, an individual filed suit against a subsidiary of the Company, Eden United, Inc. ("Eden"), seeking return of an earnest money deposit held by an escrow agent and liquidated damages in the amount of $85,000 as a result of the failure to close the purchase and sale of an apartment complex in Indianapolis, Indiana. Eden was to have purchased the apartment complex from a third party and then immediately resell it to plaintiff. The third party was named as a co-defendant and such third party also filed a cross claim against Eden, seeking to recover the earnest money deposit. In September 1983, Plaintiff filed an amended complaint, naming additional subsidiaries of the Company and certain officers of the Company as additional defendants. The amended complaint sought unspecified damages based upon alleged fraud and interference with contract. In interrogatory answers served in September 1987, Plaintiff stated for the first time that he was seeking damages in the form of lost profits in the amount of approximately $6,350,000. The case went to trial during October 1988. On April 26, 1989, the Court entered a judgment against Eden, the Company and certain additional subsidiaries of the Company jointly and severally in the sum of $85,000 for liquidated damages with interest accruing at 8% per annum from September 1, 1981, normal compensatory damages of $1.00, and punitive damages in the sum of $100,000. The judgment also awarded the Plaintiff the return of his $85,000 escrow deposit, and awards the third party $85,000 in damages plus interest accruing from September 14, 1981 against Eden. The Company has charged expense for the above amounts. Both Short and the Company appealed the judgment and in June 1991, the appellate court reversed the trial court's decision on the issue of compensatory damages, determined that Short might be entitled to an award of compensatory damages and remanded the case to the trial court to determine the amount of compensatory damages to be awarded. A hearing on remand was held on February 3, 1993. On February 25, 1994, the court on remand awarded plaintiff a judgment in the amount of $85,000 for liquidated damages for breach of contract jointly and severally from the subsidiary, the Registrant and certain named affiliates, plus prejudgment interest of $52,108 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. Additionally, plaintiff was awarded a judgment against the defendants in the amount of $2,570,000 for tortious interference, plus prejudgment interest of $469,400 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. The Company posted a $4.8 million appeal bond and appealed the February 25, judgment. Such bond is collateralized by approximately $4.8 million of securities available for sale. Oral arguments were presented on the appeal in March 1995.

Scott Kranz and Investment Management Group, Inc. vs. Alan B. Levan, BFC Financial Corporation, I.R.E. Investments, Inc., Frank V. Grieco, I.R.E. Advisors Series 23, Corp., I.R.E. Advisors Series 24, Corp., I.R.E. Advisors Series 25, Corp., I.R.E. Advisors Series 26, Corp., and I.R.E. Real Estate Institutional Corp., in the Eleventh Judicial Circuit in and for Dade County, Florida, Case No. 85-08751 (the "employment case"), Scott G. Kranz in the name of I.R.E. Realty Advisory Group, Inc., vs. I.R.E. Realty Advisory Group, Inc. et al in the Eleventh Judicial Circuit in and for Dade County, Florida, Case No. 84-40012 (CA25) (the "appraisal case"). On March 5, 1985 Scott Kranz and Investment Management Group, Inc. filed suit seeking damages in excess of $1,800,000 and punitive damages of at least $10,000,000 plus costs. Investment Management Group, Inc. ("IMG") is a real estate development corporation of which Scott Kranz is the President. Until his termination on August 1, 1984, Scott Kranz was associated with Registrant and/or various of its affiliates either individually or through IMG. The Complaint alleged that Alan B. Levan, acting on his own behalf and on behalf of Registrant and certain unnamed affiliates and in combination with one or more unnamed defendants wrongfully caused the termination of certain contractual relationships between the Company and Scott Kranz and IMG and of Scott Kranz as general partner of five publicly registered real estate limited partnerships.

On October 29, 1984, Scott G. Kranz, a 10% shareholder of I.R.E. Realty Advisory Group, Inc. ("RAG"), of which Registrant is a 50% shareholder, filed suit in the name of RAG seeking a declaration of the rights and liabilities of the parties in relation to a merger effective August 21, 1984 by and among Gables Advisors, Inc., I.R.E. Real Estate Funds, Inc. and RAG. Plaintiff sought damages in the amount of the fair market value of his shares in RAG as of the day before the merger. He also sought punitive damages, attorneys fees and costs.

Plaintiff subsequently amended his complaint, to add claims of breach of statutory duty and willful failure to submit the merger transactions to a vote at a meeting of shareholders, a claim for punitive damages and a claim of constructive fraud. This action was consolidated for trial with the action described immediately above.

Defendants denied Plaintiff's claims and filed a counterclaim. The defendants also filed a motion to strike all of Kranz's and IMG's pleadings in both cases and to enter a default judgment against Kranz and IMG for gross and continuing violations of discovery orders. By order dated June 26, 1990, the judge struck all of the pleadings filed by Kranz and IMG including both of their complaints and both of their answers to the Company's counterclaims. On February 12, 1991, the trial judge entered final judgment in favor of the individual defendants, Alan Levan and Frank Grieco, specifically reserving jurisdiction for further proceedings as to the corporate entities to enter final judgment against the plaintiffs on the complaint. Kranz and IMG appealed the judgment in favor of the individual defendants and the judgment was affirmed. During 1994, this matter was settled and the cases dismissed after Kranz agreed to transfer his shares in BFC affiliates for retirement.
On March 21, 1988, an action captioned Elliot Borkson, et al. vs. Alan Levan, Jack Abdo and BankAtlantic, Case No. 88-12063, was filed by a group of approximately 54 shareholders of BankAtlantic in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The complaint alleged that Messrs. Levan and Abdo breached their fiduciary duties as directors of BankAtlantic by disregarding the rights of minority shareholders under a certain option agreement between BFC and a third party dated April 9, 1986. BankAtlantic was a nominal party to the proceeding. This lawsuit was dismissed by the plaintiffs in February 1995 and an apology was given by the plaintiffs.

Elliot Borkson, et al vs. BFC Financial Corporation. Circuit Court of the 11th Judicial Circuit in and for Dade County Florida. Case No. 88-11171 (CA 10). In March 1988, a group of approximately 54 shareholders of BankAtlantic filed a class action suit against Registrant alleging Registrant had breached its agreement, contained in an option agreement ("the Pearce Agreement") pursuant to which Registrant had purchased shares of BankAtlantic, to offer to acquire all of the remaining outstanding shares of BankAtlantic at a price equal to the greater of (i) $18 per share or (ii) an amount per share which, in the opinion of an investment banking firm of recognized national standing, is fair to the stockholders of BankAtlantic. Such obligation was subject to receipt of all required regulatory approvals and was relieved if there occurred a material adverse change in financial conditions affecting the savings and loan industry. This lawsuit was dismissed by the plaintiffs in February 1995.

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

The Second Amended Complaint asserted a claim for breach of contract and a claim for violation of Section 10(b) of the Securities Exchange Act of 1934. Plaintiffs alleged that they, as minority shareholders of BankAtlantic, A Federal Savings Bank, are third party beneficiaries of an option agreement between BFC Financial Corporation and Dr. Pearce requiring BFC Financial Corporation to offer to purchase all their shares of BankAtlantic subject to certain conditions. Plaintiffs claimed that none of the conditions set forth in the Pearce Agreement arose to excuse BFC Financial Corporation from offering to buy the shares; defendants claimed that those conditions did in fact occur and that BFC Financial Corporation did not, therefore, have any obligation to offer to purchase the shares. This lawsuit was dismissed by the plaintiffs in February 1995 and an apology was given by the plaintiffs.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

INCORPORATION BY REFERENCE
--------------------------

Part I - Items 1 through 3 pertaining to BFC's significant subsidiary, BBC is incorporated herein by reference to the annual report on Form 10-K of BankAtlantic Bancorp, Inc. for the fiscal year end December 31, 1994.


                                   PART II
                                   -------

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a) The following table sets forth the high bid and low offer prices on the NASD OTC Bulletin Board of Registrant's common stock for the last three quarters of 1993 and for the quarters in 1994, as reported to the Registrant by the National Quotation Bureau, and the first quarter end market price of 1993, as reported on the pink sheets.

      Year:
                                                       High       Low
         Quarter                    Market Price       Bid       Offer
         -------                    ------------       -----     -----
      1993:
         1st Quarter                   2.25
         2nd Quarter                                   3.00      2.25
         3rd Quarter                                   5.00      2.00
         4th Quarter                                   5.00      3.00

      1994:
         1st Quarter                                   3.00      2.50
         2nd Quarter                                   2.50      2.00
         3rd Quarter                                   4.00      1.50
         4th Quarter                                   3.75      3.25

b) The approximate number of shareholders of record of common stock as of March 17, 1995 was 1,400.

c)   No dividends have been paid by Registrant since its inception.

There are no restrictions on the payment of dividends by Registrant except that no dividends may be paid to the holders of any equity securities of the Company while any deferred interest on the Company's Exchange debentures remains unpaid.
 The Company has deferred the interest payments relating to the debentures issued in both the 1989 Exchange and the 1991 Exchange, amounting to a total of approximately $3.5 million at December 31, 1994.

As noted in Part I, Item I under "Business - Regulation - Dividend Restrictions," there are restrictions on the payment of dividends by BankAtlantic to BBC.



                                  BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                                     Selected Consolidated Financial Data
                           (In thousands, except for per share data and percents.)

                                                                 Years Ended December 31,
                                                    ---------------------------------------------------
                                              1994 (l)      1993 (l)        1992           1991            1990
                                              -------        -------       -------       -------         -------
Revenues                                $         8,790         5,051        142,236       166,645           199,722
Costs and expenses                               13,917        17,118        131,026       189,230           214,264
Earnings (loss) before income tax
 expense, cumulative effect of
 change in accounting for income
 taxes and extraordinary items                    2,913       (1,303)         11,210      (22,585)          (14,542)
Income tax expense (benefit)                    (2,009)           -            9,201       (4,876)           (1,976)
Extraordinary items, net of income
 taxes and minority interest                     22,744 (g      (501) (k         548(d         350(e              40 (f)
                                                        )             )             )             )
Net income (loss)                                27,666       (1,804)          2,557      (17,359)          (12,526)
Earnings (loss) per common share                                                                 3
 before extraordinary items                        2.39        (1.18)           0.78       (10.71)            (7.49)
Net earnings (loss) per common share              13.45        (1.47)           1.10       (10.51)            (7.47)
Ratio of earnings to fixed charges      (h)        0.47        (0.30)         (0.09)        (0.21)            (0.35)
Dollar deficiency of earnings to
 fixed charges                          (h)       4,374        11,796         10,126        10,783             8,551

                                                                       December 31,
                                                -----------------------------------------------------------
                                              1994 (l)      1993 (l)        1992           1991            1990
                                             ---------      ---------     ---------     ---------       ---------
Investment in BankAtlantic
 Bancorp, Inc. ("BBC")                           43,768        36,436         42,984        30,301            36,790
Loans receivable, net                             4,904         9,179        566,023       739,287           976,007
Mortgage-backed securities                          -             -          486,886       457,038           434,957
Securities available for sale           (j)       5,869        20,373        125,047       110,667           116,427
Real estate acquired in
 debenture exchanges, net               (i)      11,169        18,315         20,330        37,810            15,087
Real estate investments                 (c)       9,912           -              -             -                 -
Total assets                                     91,291        87,495      1,340,465     1,512,146         1,927,084
Customer deposits                                   -             -        1,108,115     1,255,573         1,456,050
Advances from Federal Home Loan Bank                -             -           66,100        37,277            62,993
Securities sold under agreements to
 repurchase                                         -             -           21,532        57,132           246,979
Capital notes and other
 subordinated debentures                            -             -            7,928        14,856            25,185
Exchange debentures, net                          6,616        35,651         38,996        38,818            26,946
Mortgage payables and other borrowings           26,618        30,367         32,168        46,748            24,902
Deferred interest on the exchange
 debentures                                       3,494        12,049          4,985         1,140               -
Redeemed debenture liability                     18,395           -              -             -                 -
Redeemable common stock                             -           5,776          5,776         5,776             5,776
Stockholders' equity (deficit)                   26,532       (6,988)        (4,916)       (7,473)             9,939
Book value per share excluding
 redeemable common stock                        n/a            (4.11)         (2.89)        (4.39)              5.78
Book value per share including
 redeemable common stock                          12.91        (0.59)           0.42        (0.83)              7.58
Return on assets                        (a)      30.8 %        (2.1)%          0.2 %        (1.0)%            (0.6)%
Return on equity excluding
 redeemable common stock                (a)     n/a           (51.0)%        (30.6)%      (556.7)%           (78.6)%
Return on equity including
 redeemable common stock                (a)     327.9 %      (237.1)%        (99.2)%      (195.2)%           (57.7)%
Equity to assets ratio excluding
 redeemable common stock                (a)     n/a            (5.9)%         (0.6)%         0.2 %             0.9 %
Equity to assets ratio including
 redeemable common stock                (a)       9.4 %         0.9 %         (0.2)%         0.5 %             1.1 %



(a)  Ratios were computed using quarterly averages.

(b)  Since its inception, the Company has not paid any dividends.

(c)  Represents two real estate acqusition in Broward County, Florida.

(d) Utilization of state net operating loss carryforwards net of minority interest of $208,000.

(e) Gain on early retirement of capital notes, net of applicable income taxes of $340,000 and minority interest of $197,000.

(f)  Gain on purchase of debentures less applicable income taxes of $24,000.

(g) Gain on settlements of 1991 and 1989 Exchanges litigation, net of applicable income taxes of approximately $214,000.

(h) The operations of BBC have been eliminated since there is a dividend restriction between BBC's primary subsidiary, BankAtlantic, and BBC.

(i) Real estate acquired in debenture exchange, net represents the properties acquired in the 1989 and 1991 Exchange.

(j) Excludes Federal Home Loan Bank stock. Includes interest-beaing deposits in other banks, and securities purchased under agreement to resell.

(k)  Income taxes

(l) Since 1993, BBC is not included in the consolidated amounts due to the Company's ownership position in BBC less than 50%. BBC is carried on the equity method.



ITEM 7. BFC FINANCIAL CORPORATION'S MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General - BFC Financial Corporation ("BFC" or "the Company") became a savings
-------

bank holding company during 1987 by acquiring a controlling interest in BankAtlantic, A Federal Savings Bank ("BankAtlantic"). On July 13, 1994 BankAtlantic consummated a reorganization into a holding company structure and BankAtlantic Bancorp, Inc. ("BBC") became a unitary savings bank holding
company.   The reorganization resulted in BankAtlantic becoming a wholly-owned subsidiary of BBC with BFC becoming a shareholder of BBC on the same proportionate basis as was the Company's ownership in BankAtlantic. Any reference to BBC contained herein for periods prior to the July reorganization would relate to BankAtlantic. The Company's ownership interest in BBC has been recorded by the purchase method of accounting. On November 12, 1993, in a public offering of 1.8 million common shares; 1.8 million shares of BankAtlantic common stock were sold. 400,000 of such shares were sold by BankAtlantic and 1.4 million shares were sold by the Company. On November 10, 1993, the underwriters exercised the option to purchase an additional 270,000 shares of BankAtlantic's common stock from BankAtlantic. As a consequence of the offering, the Company's ownership of BankAtlantic was reduced to 48.17%. At December 31, 1994, the Company's ownership of BBC was 48%. Since 1993, the Company's ownership in BBC has been carried on the equity method rather than consolidated because the Company's ownership interest in BBC is less than 50%. Therefore, the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations which follows relates to the changes experienced by BFC Financial Corporation and subsidiaries excluding BBC. The following table presents comparative information for 1992 as if BBC was carried on the equity basis for that period also. For information relating to changes affecting BBC for 1994, 1993 and 1992, see Management's Discussion and Analysis of Financial Condition and Results of Operations of BBC incorporated herein by reference to BBC's Annual Report on Form 10-K. See note 2 of notes to consolidated financial statements for a discussion of the Company's investment in BBC.


                                                 1994       1993      1992
                                                -------   -------    -------
Revenues:
 Interest on loans                           $      657        767       913
 Interest and dividends on
  other investment securities                       743        299       257
 Earnings on real estate
  operations, net                                 1,735      2,617     3,827
 Gain (loss) on disposition of
  real estate, net                                2,791       -          (67)
 Gain on sale of BankAtlantic
   common stock                                     -        1,050      -
 Insurance settlement                             2,500       -         -
 Other income, net                                  364        318       335
                                                -------    -------   -------
Total revenues                                    8,790      5,051     5,265
                                                -------    -------   -------
Costs and expenses:
 Interest on exchange debentures                  5,777      6,031     5,163
 Interest on mortgages payable                    2,499      3,032     4,309
 Provision for loss on real estate
   acquired in debenture exchange                   531       -           89
 Provision for loan losses                          624       -         -
 Provision for litigation                         2,200      4,034     1,800
 Employee compensation and benefits               1,166      1,453     1,416
 Occupancy and equipment                             60        331       159
 General and administrative                       1,060      2,237     2,455
                                                -------    -------   -------
Total cost and expenses                          13,917     17,118    15,391
                                                -------    -------   -------
(Loss) before equity in earnings of
  of BBC cumulative effect of change in
  accounting for income taxes and
  extraordinary items                            (5,127)   (12,067)  (10,126)
Equity in earnings of BBC                         8,040     10,764    12,683
                                                -------    -------   -------
Income (loss) before income taxes,
  cumulative effect of change
  in accounting for income
  taxes and extraordinary items                   2,913     (1,303)    2,557
Benefit for income taxes                         (2,009)      -         -
                                                -------    -------   -------
Income (loss) before cumulative
  effect of change in accounting for
  income taxes and extraordinary items            4,922     (1,303)    2,557
Cumulative effect of change in
  accounting for income taxes                      -          (501)     -
Extraordinary items:
  Gain on settlements of 1991 and
   1989 Exchange litigation, net of
   income taxes of $214,000                      22,744       -         -
                                                -------    -------   -------
Net income (loss)                            $   27,666     (1,804)    2,557
                                                =======    =======   =======

In addition to its investment in BBC, the Company owns and manages real estate. Since its inception in 1980 and prior to the acquisition of control of BankAtlantic in 1987, the Company's primary business was the organization, sale and management of real estate investment programs. Effective as of December 31, 1987, the Company ceased the organization and sale of new real estate investment programs, but continues to own and manage real estate assets. At December 31, 1994, subsidiaries of the Company continue to serve as the corporate general partners of 3 public limited partnerships which file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years.

Results of Operations
---------------------


Net income for the year ended December 31, 1994 was approximately $27.7 million compared to a net loss of approximately $1.8 million in 1993 and net income of approximately $2.6 million in 1992. Operations for 1994 included an extraordinary item of approximately $22.7 million attributable to the gain on the settlement of litigation relating to the 1989 and 1991 Exchanges. Operations for 1993 included a charge aggregating $501,000 for the cumulative effect of a change in accounting for income taxes from APB Opinion 11 to FAS 109.

One of the components of the 1994, 1993 and 1992 periods related to the Company's ownership position in BBC. Net earnings of BBC for the year ended December 31, 1994, 1993 and 1992 was approximately $8.0 million, $10.8 million and $12.7 million, respectively. Exclusive of the Company's ownership of BBC, the Company and its other subsidiaries generated net income in 1994 of approximately $19.6 million, compared to net losses in 1993 and 1992 of approximately $12.6 million and $10.1 million, respectively. As indicated above the 1994 operations included the gain on the settlement of litigation relating to the 1989 and 1991 Exchanges of approximately $22.7 million. Operations in 1994 also included the gain on disposition of real estate, net, of approximately $2.8 million and insurance proceeds of $2.5 million associated with expenses incurred by the Company in connection with the 1989 and 1991 Exchanges. Such expenses were incurred and expensed by the Company in prior years.
Approximately $5.8 million, $6.0 million and $5.2 million of 1994, 1993 and 1992 operations, respectively, related to interest expense on the debentures issued in the 1989 and 1991 Exchange. Approximately $531,000 and $89,000 of 1994 and 1992 operations related to provision for loss on real estate acquired in the 1989 and 1991 Exchange Transactions and approximately $624,000 of 1994 operations related to provision for loss on loans receivables. Operations in 1993 included a provision of approximately $4.0 million relatied to the Short litigation and approximately $2.2 million and $1.8 million of 1994 and 1992 operations related to a provision arising in connection with court decisions in the Hess litigation. (See item 3. "Legal Proceedings.") Operations for the fourth quarter 1993 and year 1993 included the gain on the sale of 1.4 million shares of BankAtlantic common stock as discussed further in note 2 of notes to consolidated financial statements.

Revenues - The Company reported revenues of approximately $8.8 million, $5.1
--------

million and $5.3 million for the years ended December 31, 1994, 1993 and 1992, respectively. The increase in revenues for the 1994 period as compared to the 1993 and 1992 periods was primarily due to the gain on disposition of real estate, net, increase in interest and dividends on other investment securities and insurance proceeds of $2.5 million associated with the expenses incurred by the Company in connection with the 1989 and 1991 Exchange litigation. Such expenses were incurred and expensed by the Company in prior years. The increase in revenues was offset by decreases in interest on loans and earnings on real estate operations, net. Revenues for the year 1993 included the gain on the sale of 1.4 million shares of BankAtlantic common stock of approximately $1.1 million.

Interest on loans decreased in 1994 as compared to the 1993 and 1992 periods primarily due to the elimination of five wrap mortgage receivables from affiliated limited partnerships. (See note 5 of the notes to the consolidated financial statements.)

Interest on dividends on other investment securities increased in 1994 as compared to the 1993 and 1992 periods primarily due to interest earned on funds held in escrow in connection with the settlement of litigation and an increase in the yields of other investments.
Earnings on real estate operations include earnings from the 1989 and 1991 Exchange properties, properties acquired in 1994 by subsidiaries of BFC and BFC deferred profit recognition on sales of real estate by the Company and its subsidiaries other than BBC (excluding the 1989 and 1991 Exchange properties). Earnings on real estate operations for the years ended December 31, 1994, 1993 and 1992 amounted to approximately $1.7 million, $2.6 million and $3.8 million, respectively. The 1994 decline in earnings on real estate operations, net as compared to the 1993 period was primarily due to the loss of a tenant that occupied approximately 81% of the leasable area at the IBM Executive Building in Kingsport, Tennessee. In May 1994, this property was foreclosed by the lender.
 In addition, during the quarter ended September 30, 1994 a property acquired in the 1989 Exchange was foreclosed by the lender and three properties acquired in the 1991 Exchange were sold to unaffiliated third parties. The decrease in earnings on real estate operations for the 1993 period as compared to the 1992 period was primarily due to the disposal of properties acquired in the 1991 Exchange.

The 1994 gain on disposition of real estate, net of approximately $2.8 million was attributable to the gain of approximately $2.7 million on the sale of three properties acquired in the 1991 Exchange and the net gain of approximately $92,000 on the foreclosure of two properties acquired in the 1989 Exchange. Prior to 1994, the net gain (loss) on disposition of real estate acquired in the 1989 and 1991 Exchange transactions was deferred.

In connection with the 1993 sale of 1.4 million shares of BankAtlantic common stock owned by the Company, net proceeds to BFC of approximately $17.7 million and a net cost of approximately $16.6 million, including purchase accounting of $1.4 million, was recorded on the sale, resulting in a net gain of approximately $1.1 million on the sale.

Costs and Expenses - The Company reported costs and expenses of approximately
------------------

$13.9 million, $17.1 million and $15.4 million for the years ended December 31, 1994, 1993 and 1992, respectively. The 1994 decline in costs and expenses as compared to 1993 and 1992 periods was primarily due to decreases in interest on exchange debentures, interest on mortgages payable, provision for litigation, employee compensation and benefits, occupancy and equipment and general and administrative expenses. These decreases in costs and expenses were partially offset by the provision for loss on real estate acquired in an Exchange transaction of approximately $531,000 and a provision for loss on loans receivable of approximately $624,000.

Interest on Exchange debentures decreased for the year ended December 31, 1994 as compared to the same period in 1993 primarily due to the 1991 and 1989 Exchange settlements during 1994. This decrease was offset in part with an increase in the accrual of interest on the previously deferred interest relating to the Exchange debentures and an increase in the interest rate to 13% and 12% per annum on the debentures issued in the 1991 and 1989 Exchanges, respectively. The increase in interest on Exchange debentures in the 1993 period as compared to the 1992 period was primarily due to the accrual of interest on the previously deferred interest relating to the debentures issued in both 1989 and 1991 Eexchange transactions.

The decrease in interest on mortgages payable during the three years ended December 31, 1994 was due to the elimination of mortgage debt principally related to the sale and foreclosure of properties acquired in the 1989 and 1991 exchange.

During 1994, the Company established a valuation allowance of approximately $531,000 on the 12.73 acres of unimproved land located in Birmingham, Alabama and recorded a provision for loss on loan receivables due from affiliated limited partnerships of approximately $624,000 based upon the loans net carrying value and estimated fair value of the underlying loan collateral. In 1993 a valuation allowance of approximately $89,000 was recorded for the loss on real estate acquired in the 1989 Exchange.
The 1993 provision for litigation was due to a $4.0 million provision in connection with the court decision in the Short vs. Eden United, Inc. litigation and the $2.2 million and $1.8 million 1994 and 1992 provision, respectively, was attributable to an appellate court decision in the Hess litigation. (See Item 3, "Legal Proceedings".)

Employee compensation and benefits declined for the year ended December 31, 1994 as compared to the 1993 period primarily due to a reduction in personnel in December 1993.

Occupancy and equipment decreased in 1994 as compared to 1993 due to the Company's reduction in office space after its move to its new location in Fort Lauderdale. In 1993 occupancy and equipment increased as compared to 1992 primarily due to the accrual of expenses in connection with the relocation of the Company's offices.

General and administrative expense decreased in 1994 as compared to 1993 primarily due to the reversal in 1994 of previously accrued expenses that will not be incurred as a result of the settlement of litigation of approximately $348,000, the write-down in 1993 of advances to an affiliate of approximately $127,000, decreases in legal fees associated with the 1989 and 1991 Exchange litigation and decreases in leasing fees for the procurement of tenants for the properties acquired in the 1989 and 1991 Exchange.

BBC's net income on common shares for the year ended December 31, 1994 was approximately $16.0 million and for the year ended December 31, 1993 and 1992 was approximately $15.2 million. The Company's equity in BBC's net income for the year ended December 31, 1994, 1993 and 1992 was approximately $8.0 million, $10.8 million and $12.7 million, respectively. At December 31, 1994, the Company owned approximately 48% of the outstanding common stock of BankAtlantic whereas during the 1992 period and through October 1993 the Company owned approximately 77.83% of the outstanding common stock of BankAtlantic. In November 1993, the Company sold approximately 1.4 million shares of BankAtlantic and BFC's ownership of BankAtlantic decreased to 48.17% of the outstanding common stock of BankAtlantic. The decline in the equity in earnings of BankAtlantic that would have been reflected by the Company's decreased ownership was partially offset by increased earnings by BankAtlantic.


Financial Condition
-------------------


BFC's total assets at December 31, 1994, and at December 31, 1993, were $91.3 million and $87.5 million, respectively. The majority of the difference at December 31, 1994 as compared to December 31, 1993 was primarily due to increases in (i) other assets of approximately $12.1 million, (ii) investment in BBC of approximately $9.3 million and (iii) real estate investments of approximately $9.9 million as described below. These increases were offset in part by decreases in (i) securities available for sale of approximately $14.5 million, (ii) loans receivable, net of approximately $4.3 million and (iii) real estate acquired in debenture exchanges, net of approximately $7.1 million.

In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as the "Cypress Creek" property located in Fort Lauderdale, Florida for a purchase price of approximately $3.6 million. The Company has agreed to pay John E. Abdo and certain of his affiliates (the "Abdo Group") fifty percent of the profits (as defined), if any, received on the sale of the property. At December 31, 1994, the Company had a contract to sell the Cypress Creek property for approximately $9.7 million. Consummation of the sale of the property pursuant to the contract is subject to a number of conditions and there is no assurance that the property will be sold on that basis.

In December 1994, an entity controlled by the Company acquired from unaffiliated seller 60.1 acres of unimproved land know as the "Centerport" property in Pompano Beach, Florida for the purchase price of approximately $6.3 million. The Abdo Group has an interest in the entity which holds this property entitling the Abdo Group to a fifty percent interest in the profits of the entity after a priority return in favor of the Company.

The Cypress Creek and Centerport properties serve as collateral for an $8.08 million loan from an unaffiliated lender. The loan provides for a release price of $5.0 million upon the sale of the Cypress Creek property.

The increase in other assets and decrease in securities available for sale at December 31, 1994 was primarily attributable to the sale of the securities available for sale to fund the escrow account required by the settlement of the 1991 Exchange litigation. Investment in BBC increased due to the equity in earnings of BBC and reduced by the common stock dividends declared in 1994. The decrease in loans receivable, net was due to the debt restructuring as discussed in note 5 of notes to the consolidated financial statements. The decrease in real estate acquired in the Exchange transactions, net was primarily due to (i) the judicial transfers of the IBM Executive Office Building in Kingsport Tennessee and Clinton Plaza Shopping Center in Knoxville, Tennessee, (ii) the sales of Pinebrook Square in Charlotte, North Carolina, Lennar Medical Professional Building in Miami, Florida and Professional Towers in Louisville, Kentucky and (iii) the valuation allowance of approximately $531,000 on the
12.73 acres of unimproved land in Birmingham, Alabama. This decrease was offset by an increase of approximately $7.5 million due to the adjustment of basis in the property as a result of the settlement of the litigation relating to the 1991 and 1989 Exchanges.

At December 31, 1994, Exchange debentures, net decreased approximately $29.0 million and deferred interest on the Exchange debentures decreased approximately $8.6 million due to the settlement of litigation relating to the 1991 and 1989 Exchanges. The decrease in deferred interest on the Exchange debentures was partially offset by increases in the deferred interest on the 1989 Exchange and 1991 Exchange debentures pursuant to their terms.
At December 31, 1994, mortgages payable and other borrowing decreased approximately $3.7 million due to the elimination of mortgage debt related to the Judicial Transfers of two properties acquired in the 1989 Exchange, the sale of three properties acquired in the 1991 Exchange and the debt restructuring discussed in note 9 of notes to consolidated financial statements. The decrease in mortgages payable and other borrowing was offset with an increase of approximately $11.5 million due to the $8.08 million loan for the purchase of two properties in Broward County, Florida and the $3.5 million loan for the additional funding related to the settlement of the 1989 litigation.

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

Purchase Accounting - The acquisition of BankAtlantic has been accounted for as
-------------------

a purchase and accordingly, the assets and liabilities acquired have been revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during 1994 by approximately $366,000, decrease net loss during 1993 by approximately $191,000 and increase net earnings during 1992 by approximately $807,000.

Liquidity and Capital Resources - During 1989, the Company exchanged (the "1989
-------------------------------

Exchange") approximately $30 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of three affiliated limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23 and I.R.E. Real Estate Fund, Ltd. - Series 24. The major assets and liabilities of these partnerships consisted principally of fourteen commercial real estate properties, and related non-recourse mortgage debt, of which one is still owned by the company. During 1991, the Company exchanged (the "1991 Exchange") approximately $15.4 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of three affiliated limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 27 and I.R.E. Real Estate Income Fund, Ltd. The major assets and liabilities of these partnerships consisted principally of eight commercial real estate properties and related non-recourse mortgage debt, of which one is still owned by the Company. The Company is actively seeking buyers for the properties held by it with a view to selling the properties and reducing mortgage indebtedness. See note 3 of notes to consolidated financial statements for more information on these transactions. Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange transactions.

Settlements of the litigation against the Company that arose in connection with the 1991 Exchange (see item 3. "Litigation:, Arthur Arrighi, et. al. and Shirley
B. Daniels, Robert and Ruby Avans et. al.) was approved by the District Court in May 1994. The settlements required BFC Financial Corporation to establish a settlement fund equal to 81.359% of the original face amount of the debentures distributed in connection with the 1991 Exchange to the 1991 Exchange Class Members. The settlement fund will be available to 1991 Exchange Class Members as follows: (a) those members still owning the BFC Financial Corporation debentures distributed to them in connection with the 1991 Exchange ("1991 Exchange Class Members Still Owning Debentures") are entitled to receive 81.359% of the original face amount of the debentures still owned by them, less the attorneys' fees and costs; (b) those members who no longer own the BFC Financial Corporation debentures distributed to them in connection with the 1991 Exchange ("1991 Exchange Class Members No Longer Owning Debentures") are entitled to receive 81.359% of the original face value of the BFC Financial Corporation debentures distributed to such persons, less the attorneys' fees and costs and less the gross proceeds received by such persons on the sale or disposition of their BFC Financial Corporation debentures, provided, however, that the disposition price shall not be calculated as less than 25% of the original face amount, regardless of the amounts actually received by such persons on the disposition of such debentures. At December 31, 1994, based upon information obtained from the debenture transfer agent, at least 93.21% of the outstanding debentures are owned by 1991 Exchange Class Members Still Owning Debentures.
For purposes of establishing the settlement payable, it was assumed that all persons in the remaining 6.79% of the outstanding debentures sold their debentures and that all such members of that group received 25% of the original face amount of the debentures as gross proceeds on the disposition of the debentures. Therefore, upon the District Court's approval of the 1991 Exchange settlement, the Company in 1994, recorded a redeemed debenture liability of approximately $12.2 million and a related pre-tax gain on the extinguishment of debt of approximately $9.2 million. If persons in the remaining 6.79% group are ultimately deemed to belong to the group of 1991 Exchange Class Members Still Owning Debentures because their transfer of ownership was not in fact a bona fide sale transaction, (i.e., involved a transfer to street name or to a family member) or if the proceeds from sale were greater than 25% of the original face amount of the debenture, the redeemed debenture liability will be adjusted and additional gain recognized. Additionally, under the settlement agreement, 1991 Exchange Class Members No Longer Owning Debentures have until May 20, 1995 to file a claim. At December 31, 1994, approximately $588,000 is included in the redeemed debenture liability with respect to 1991 Exchange Class Members No Longer Owning Debentures. Any of such amount not refunded by May 20, 1995 will be reflected in income.

Separately, the settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who either voted against the transaction or did not vote (the "Purcell Litigation") was approved by the District Court in September 1994. Pursuant to the settlement, BFC will establish a settlement fund equal to 56% of the original face amount of the debentures issued to the class members in the Purcell Litigation (the"Purcell Class"). The settlement fund will be available to the Purcell Class as follows:
(a) those members still owning the BFC Financial Corporation debentures distributed to them in connection with the 1989 Exchange ("Purcell Class Still Owning Debentures") are entitled to receive 56% of the original face amount of the debentures still owned by them, less the attorneys' fees and costs awarded by the District Court; (b) those members who no longer own the BFC Financial Corporation debentures distributed to them in connection with the 1989 Exchange ("Purcell Class No Longer Owning Debentures") are entitled to receive 56% of the original face value of the BFC Financial Corporation debentures distributed to such persons, less the attorneys' fees and costs awarded by the District Court and less the gross proceeds received by such persons on the sale or disposition of their BFC Financial Corporation debentures, provided, however, that the disposition price shall not be calculated as less than 22.5% of the original face amount, regardless of the amounts actually received by such persons on the disposition of such debentures. Upon the effectiveness of the settlement, the Purcell Class will have the right to receive one-half the sums due to them pursuant to the settlement upon surrender of the BFC debentures. No later than thirty months after the execution of the settlement agreement and upon effectiveness of the settlement, the Purcell Class shall have the right to receive the remaining amount due to them, including seven percent interest on the deferred amount. Based upon information obtained from the debenture transfer agent, at least 76.8% of the outstanding debentures are owned by Purcell Class Members Still Owning Debentures. For purposes of establishing the settlement payable, it was assumed that all persons in the remaining 23.2% of the outstanding debentures sold their debentures and that all such members of that group received 22.5% of the original face amount of the debentures as gross proceeds on the disposition of the debentures. Therefore, upon the District Court's approval of the Purcell Litigation settlement, the Company recorded a redeemed debenture liability of approximately $7.2 million and a related pre-tax gain on the extinguishment of debt of approximately $6.4 million. If persons in the remaining 23.2% group are ultimately deemed to belong to the group of Purcell Class Still Owning Debentures because their transfer of ownership was not in fact a bona fide sale transaction, (i.e., involved a transfer to street name or to a family member) or if the proceeds from sale were greater than 22.5% of the original face amount of the debenture, the redeemed debenture liability will be adjusted and additional gain recognized. Additionally, under the settlement agreement, Purcell Class No Longer Owning Debentures have until September 12, 1995 to file a claim. At December 31, 1994, approximately $1.1 million is included in the redeemed debenture liability with respect to the Purcell Class No Longer Owning Debentures. Any of such amount not refunded by September 12, 1995 will be reflected in income.

The litigation brought by the plaintiffs who voted yes in connection with the 1989 Exchange (the "Meador Litigation") was approved by the District Court in December 1994. The settlement agreement in the Meador Litigation contains the same financial terms as those set forth in the description of the settlement of the Purcell Litigation. Therefore, upon the District Court's approval of the Meador Litigation settlement, the Company recorded a redeemed debenture liability of approximately $7.8 million and a related pre-tax gain on the extinguishment of debt of approximately $7.3 million. At December 31, 1994, the amount included in redeemed debenture liability with respect to the Meador Class No Longer Owning Debentures was $1.2 million and the date that claims have to be made by is December 19, 1995.
At December 31, 1994 the redeemed debenture liability for the 1991 and 1989 Exchange litigation was approximately $3.4 million and $15.0 million, respectively.

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

In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana (See item 3. "Litigation ", Short vs. Eden United, Inc., et.al.), on February 25, 1994, the court on remand awarded plaintiff a judgment totaling approximately $4.5 million, including interest. The Company is appealing the trial court's order and has posted an appeal bond. The bond is collateralized by approximately $4.8 million of securities available for sale. The Company had accrued approximately $400,000 in prior years and based upon this order, at December 31, 1993, accrued an additional $4.1 million for an aggregate $4.5 million provision for this litigation.
In addition to the litigation discussed above, an appellate court entered an order reversing a lower court decision in favor of the Company and its affiliates which related to the sale of units in two partnerships which participated in the 1991 Exchange. (See Item 3. "Litigation", Martha Hess, et.al. vs. Gordon, Boula, et.al.). At December 31, 1994 and December 31, 1992, the company accrued $2.2 million and $1.8 million, respectively. There is no requirement for a bond in connection with pursuit of this matter.

As a result of the Exchange litigation settlements discussed above, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which settlements were agreed upon ("Holders in Due Course"), or persons that opted out of the litigation. The Company's ability to meet its obligations and to pay interest on the debentures issued in the 1989 Exchange and the 1991 Exchange as discussed above is substantially dependent on the earnings and regulatory capital position of BBC. However, pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Additionally, until the Company can ascertain which debentures are held by Holders in Due Course, interest will continue to be deferred. Such deferrals do not create a default. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures. The Company, not considering BBC, has sufficient current liquidity to meet its normal operating expenses, but it is not anticipated that it will make current payments of interest on the Exchange debentures in the near term.

Much of the funds required currently for the litigation described above have already been provided. Other funds required, in addition to those currently available, may come from operations, borrowings against BBC stock, BBC dividends, return of excess funds placed in escrow for litigation settlements, return of the bond on the Short lawsuit, or sale and/or refinancing of real estate and mortgages owned.

Pursuant to an agreement entered into on May 10, 1989 between BFC, its affiliates and BankAtlantic's primary regulator, BFC was obligated to infuse additional capital into BankAtlantic in the event that BankAtlantic's net capital (as defined) fell below the lesser of the industry's minimum capital requirement (as defined) or six percent of BankAtlantic's assets. This obligation was to expire either ten years from the date of the agreement, or at such earlier time as BankAtlantic's net capital exceeded its fully phased-in capital requirement (as defined) for a period of two consecutive years. BankAtlantic's capital has exceeded its fully phased-in capital requirements since December 31, 1992 and BFC has notified the OTS that, in BFC's opinion the capital maintenance agreement is no longer in effect.

Effective June 30, 1993, the Company exercised its warrants to purchase 1,126,327 shares of BankAtlantic's common stock by tendering approximately $2.0 million of BankAtlantic subordinated debentures, including accrued interest.
The purchase increased BFC's ownership percentage of BankAtlantic's common stock to 77.83%. On November 1993, BFC decreased its ownership percentage of BankAtlantic's common stock to 48.17% primarily due to the sale of 1.4 million shares of BankAtlantic common stock.

On November 12, 1993, a public offering of 1.8 million BankAtlantic common shares at a price of $13.50 per common share was closed. Of the 1.8 million shares sold, 400,000 shares were sold by BankAtlantic and 1.4 million shares were sold by BFC. Net proceeds to BFC and BankAtlantic from the sale was approximately $17.7 million and $4.6 million, respectively. In connection with the public offering, BankAtlantic granted the underwriters a 30 day option to purchase up to 270,000 additional shares of common stock to cover over-allotments. On November 10, 1993, the underwriters exercised this option to purchase the 270,000 shares, with a settlement date of November 18, 1993. The additional net proceeds to BankAtlantic was approximately $3.4 million. Upon the sale of the 2,070,000 shares, BFC's ownership of BankAtlantic decreased from 77.83% to 48.17%. Proceeds from such sales were utilized to fund the Exchange settlements.

An OTS regulation, effective August 1, 1990, limits all capital distributions made by savings institutions, including cash dividends, by permitting only institutions that meet specified capital levels to make capital distributions without prior OTS approval. The regulation established a three-tiered system, with the greatest flexibility afforded to well-capitalized institutions. An institution that meets all of its fully phased-in capital requirements and is not in need of more than normal supervision would be a "Tier 1 Institution". An institution that meets its minimum regulatory capital requirements but does not meet its fully phased-in capital requirements would be a "Tier 2 Institution". An institution that does not meet all of its minimum regulatory capital requirements would be "Tier 3 Institution". A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of net income earned to date during the current calendar year plus 50% of its capital surplus ("surplus" being the amount of capital over its fully phased-in capital requirement). Any additional capital distributions would require prior regulatory approval. A Tier 2 Institution may, after prior notice but without the approval of the OTS, make capital distributions of between 50% and 75% of its net income over the most recent four-quarter period (less any dividends previously paid during such four-quarter period) depending on how close the institution is to its fully phased-in risk-based capital requirement. A Tier 3 Institution would not be authorized to make any capital distributions without the prior approval of the OTS. Notwithstanding the provision described above, the OTS also reserves the right to object to the payment of a dividend on safety and soundness grounds. Prior to 1993, BankAtlantic had not paid any regular dividend on its common stock. In August 1993, BankAtlantic declared and paid a quarterly cash dividend to its common stockholders and has paid a regular quarterly dividend since that time. Subject to the results BankAtlantic's operations and regulatory capital requirements, BBC will seek to declare regular quarterly cash dividends of $0.06125 per share on its common stock. A 15% common stock dividend was declared in May 1993. Currently, the source of funds for payment of dividends by BBC is the dividends by BankAtlantic. In the future, BBC may incur debt which may have an impact on its ability to pay dividends to the Company.

BankAtlantic is required to meet all capital standards promulgated pursuant to FIRREA and FDICIA. Under FIRREA, capital standards are: core capital equal to at least 3.0% of adjusted total assets, tangible capital equal to at least 1.5% of adjusted total assets, and total capital equal to at least 8.0% of its risk-weighted assets. To be considered "well capitalized" under FDICIA, a savings institution must generally have a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. At December 31, 1994, BankAtlantic met all regulatory capital requirements. and met the definition of "well capitalized."

BFC also owns 5,600 shares of BBC 12.25% Series A Preferred Stock, 529 shares of BBC 10.00% Series B Preferred Stock and 7,245 shares of BBC 8.00% Series C Preferred Stock. BBC has stated that it expects to continue monthly dividend payments on its non-cumulative preferred stock.

Cash Flows - A summary of the Company's consolidated cash flows follows (in
----------
thousands):

                                                      December 31,
                                      ---------------------------------------
                                             1994          1993         1992
                                             ----          ----         ----
Net cash provided (used) by:
  Operating activities                  $     948          (523)       17,638
  Investing activities                    (11,438)        1,655       139,627
  Financing activities                     10,852          (932)     (164,465)
                                          -------       -------      --------
    Increase (Decrease) in cash
     and cash equivalents               $     362           200        (7,200)
                                          =======       =======      ========

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

The primary sources of funds to the Company, for the year ended December 31, 1994 were revenues from property operations, collections on mortgage receivables, increase on borrowings, the sale of real estate and dividends from BBC. These funds were primarily utilized for operating expenses at the properties, capital improvements at the properties, mortgage payables on the properties, increase in escrow and general and administrative expenses.

Investing activities for the year ended December 31, 1994 included inflows of approximately $4.3 million from the sale of real estate acquired in the 1991 Exchange, a net decrease in securities available for sale of approximately $14.5 million and dividends from BBC. Investing activities for the 1994 period included outflows of approximately $20.8 million to fund an escrow account to be utilized in connection with the settlement of the 1991 and 1989 Exchange Litigation and approximately $9.9 million utilized in connection with the acquisition of real estate. Financing activities for the year ended December 31, 1994 includes the borrowing of $3.5 million that was utilized to fund Exchange litigation settlements and the borrowing of $8.0 million to finance the 1994 acquisition of real estate.

Impact of Inflation - The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Virtually all of the assets and liabilities of BankAtlantic are monetary in nature. As a result, interest rates have a more significant impact on BankAtlantic's performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully in BBC's Management's Discussion and Analysis of Financial Condition and Results of Operations under "Interest Rate Sensitivity", which is incorporated herein by reference. BFC does not believe that inflation has had any material impact on the Company, however, economic conditions generally have had an adverse effect on the values and operations of its real estate assets.



ITEM 8. INDEX TO FINANCIAL STATEMENTS
-------------------------------------
Independent Auditors' Report

Financial Statements:

     Consolidated Statements of Financial Condition - December 31, 1994 and 1993

     Consolidated Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1994

     Consolidated Statements of Stockholders' Equity (Deficit) - For each of the Years in the Three Year Period ended December 31, 1994

     Consolidated Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1994

     Notes to Consolidated Financial Statements



                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
BFC Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of BFC Financial Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards, require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BFC Financial Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principals.

As discussed in notes 1 and 2 to the consolidated financial statements, in 1993 BFC Financial Corporation sold certain of its investment in the outstanding common stock of BankAtlantic Bancorp, Inc. ("BBC") (formerly BankAtlantic, A Federal Savings Bank, prior to reorganization) and, as a result, no longer controlled a majority voting interest in BBC as of the date of sale. As a result, the Company has utilized the equity method of accounting for its investment in BBC in 1994 and 1993 and, accordingly, financial position, results of operations and cash flows were not consolidated as in 1992.

As discussed in note 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes".




                                   KPMG PEAT MARWICK LLP


Fort Lauderdale, Florida
March 24, 1995



               BFC Financial Corporation and Subsidiaries
             Consolidated Statements of Financial Condition

                 December 31, 1994 and December 31, 1993
                    (in thousands, except share data)


                                 ASSETS
                                ---------

                                                             1994     1993
                                                           -------- --------
Cash and cash equivalents                               $      711       349
Securities available for sale                                5,869    20,373
Investment in BankAtlantic Bancorp, Inc. ("BBC")            43,768    36,436
Mortgage notes and related receivables, net                  4,904     9,179
Real estate acquired in debenture exchanges, net            11,169    18,315
Real estate investments                                      9,912      -
Other assets                                                14,958     2,843
                                                           -------- --------
      Total assets                                      $   91,291    87,495
                                                           ======== ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------

Exchange debentures, net                                     6,616    35,651
Mortgage payables and other borrowings                      26,618    30,367
Deferred interest on the exchange debentures                 3,494    12,049
Redeemed debenture liability                                18,395      -
Other liabilities                                            9,636     8,602
Deferred income taxes                                         -        2,038
                                                           -------- --------
  Total liabilities                                         64,759    88,707


Commitments and contingencies

Redeemable common stock (353,478 shares in 1993)
 (redemption amount $299 in 1993)                             -        5,776

Stockholders' equity (deficit):
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                              -         -
 Special class A common stock of $.01 par value;
  authorized 20,000,000 shares; none issued                   -         -
 Common stock of $.01 par value; authorized
  20,000,000 shares; issued 2,351,021 in 1994 and 1993          17        17
 Additional paid-in capital                                 21,025    15,264
Retained earnings (deficit)                                  5,677   (21,989)
 Less: treasury stock (45,339 shares for 1994 and 1993)       (280)     (280)
                                                           -------- --------
  Total stockholders' equity (deficit) before
    BBC, Inc. net unrealized appreciation on
     mortgage-backed securities available for
     sale-net of deferred income taxes                      26,439    (6,988)

 BBC, Inc. net unrealized appreciation
  on mortgage-backed securities available for
  sale-net of deferred income taxes                             93         -
                                                           -------- --------
  Total stockholders equity (deficit)                       26,532    (6,988)
                                                           -------- --------
      Total liabilities and stockholders' equity
        (deficit)                                       $   91,291    87,495
                                                           =======   =======


See accompanying notes to consolidated financial statements.






            BFC Financial Corporation and Subsidiaries
              Consolidated Statements of Operations
       For each of the years in the three year period ended
                         December 31,1994
              (in thousands, except per share data)


                                             1994       1993      1992
                                           -------     -------   ------
                                                                       -
REVENUES:
 Interest and fees on loans             $      657        767      63,181
 Interest on mortgage-backed
  securities                                    --         --      37,170
 Interest on mortgage-backed
  securities available for sale                 --         --         642
 Interest and dividends on tax
  certificates and other
  investment securities                        743        299      17,320
 Earnings on real estate
  operations, net                            1,735      2,617       3,827
 Gain on disposition of
  real estate, net                           2,791         --        --
 Gain on sale of BankAtlantic
  common stock                                  --      1,050        --
 Insurance settlement                        2,500         --        --
 Loan servicing and
  other loan fees                               --         --       3,189
 Gain on sales of loans                         --         --         976
 Gain on sales of mortgage-
  backed securities                             --         --       8,116
 Gain on sales of
  investment securities                         --         --         143
 Other income, net                             364        318       7,672
                                            -------   -------     -------
Total revenues                               8,790      5,051     142,236
                                            -------   -------     -------
COSTS AND EXPENSES:
 Interest on exchange debentures             5,777      6,031       5,163
 Interest on mortgages payable               2,499      3,032       4,309
 Interest on deposits                           --        --       47,393
 Interes on advances from FHLB                  --        --        3,697
 Interest on securities sold under
  agreements to repurchase                      --        --        2,881
 Interest on capital notes
  and other subordinated debentures             --        --        1,440
 Provision for loss on real estate
   acquired in debenture exchange              531        --           89
 Provision for loan losses                     624        --        6,650
 Provision for litigations                   2,200      4,034       1,800
 Federal insurance premium                      --        --        2,772
 Advertising and promotion                      --        --          480
 Loss from joint venture
  investments                                   --        --          245
 Foreclosed asset activity                      --        --        4,390
 (Recovery) write-down of dealer
  reserve                                       --        --     (2,739

 Employee compensation and benefits          1,166      1,453      20,618
 Occupancy and equipment                        60        331       8,747
 Minority interest in BankAtlantic              --        --        3,964
 General and administrative                  1,060      2,237      19,127
                                           -------    -------    ------
Total cost and expenses                     13,917     17,118    131,02
                                           -------    -------    ------

(Loss) before equity in earnings
  of BBC, cumulative effect
  of change in accounting
  for income taxes and
  extraordinary items                       (5,127)   (12,067)     11,210
Equity in earnings of BBC                    8,040     10,764          --
                                           -------    -------    ------
Income (loss) before cumulative effect
 of change in accounting for income
 taxes and extraordinary items               2,913     (1,303)     11,210
Provision (benefit) for income taxes        (2,009)       --        9,201
                                           -------    -------    ------

Income (loss) before cumulative
 effect of change in accounting for
 income taxes and extraordinary items        4,922     (1,303)      2,009
Cumulative effect of change in
 accounting for income taxes                    --       (501)         --
Extraordinary items:
 Utilization of state net
  operating loss carryforwards,
  net of minority interest of $208,000          --         --         548
 Gain on settlements of 1991 and
  1989 Exchanges litigation, net
  of income taxes of $214,000               22,744         --          --
                                           -------    -------    ------
NET INCOME (LOSS)                       $   27,666     (1,804)      2,557
                                           =======    =======    ======





INCOME (LOSS) PER SHARE:
 Income (loss) before cumulative
  effect of change in accounting
  for income taxes and
  extraordinary items                   $      2.39     (1.18)       0.78
 Cumulative effect of change in
  accounting for income taxes                  -        (0.29)       -
 Extraordinary items                          11.06        -         0.32
                                           -------    -------    ------
Net income per share                    $     13.45     (1.47)       1.10
                                           =======    =======    ======

Weighted average number of shares
  outstanding                                2,056       1,702    1,702
                                            =======    =======    ======





See accompanying notes to consolidated financial statements.




              BFC Financial Corporation and Subsidiaries

      Consolidated Statements of Stockholders' Equity (Deficit)
For each of the years in the three year period ended December 31, 1994
                            (in thousands)




                                 Addi-
                                tional       Accu-     Trea-
                       Common   Paid-in     mulated     sury
                       Stock    Capital     Deficit    Stock   Other     Total
                      -------   -------     -------    ------ ------   -------
Balance at
 December 31, 1991 $       17     15,532     (22,742)   (280)     --    (7,473)

Net income                 --         --       2,557       --     --     2,557
                      -------    -------     -------  ------  ------   -------
Balance at
 December 31, 1992         17     15,532     (20,185)   (280)     --    (4,916)

Effect of issuance
 of BBC's common
 stock to BBC's
 minority
 shareholders              --       (268)         --       --     --      (268)

Net (loss)                 --         --      (1,804)      --     --    (1,804)
                      -------    -------     -------  ------  ------   -------
Balance at
 December 31, 1993         17     15,264     (21,989)   (280)     --    (6,988)

Transfer from
 redeemable
 common stock              --      5,776          --      --      --     5,776

Effect of issuance
 of BBC's common
 stock to BBC's
 minority
 shareholders              --        (15)         --      --      --       (15)

BBC net
 unrealized
 appreciation              --         --          --      --      93        93

Net income                 --         --      27,666      --      --    27,666
                      -------    -------     -------   ------  -----   -------
Balance at
 December 31, 1994 $       17     21,025       5,677    (280)     93    26,532
                       ======    =======    ========   ======  =====   =======

See accompanying notes to consolidated financial statements.


              BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Cash Flow

For each of the years in the three year period ended December 31, 1994
                            (In thousands)

                                                 1994      1993       1992
                                               --------  --------  --------
OPERATING ACTIVITIES:
Income (loss) before extraordinary items    $     4,922    (1,303)    2,009
Adjustments to reconcile income (loss)
 before extraordinary items and
 cumulative effect of change in
 accounting for income taxes to net cash
 provided (used) by operating activities:
Equity in earnings of BBC
 before cumulative effect of change
 in accounting for income taxes                  (8,040)  (10,764)       --
Provision for loan losses                            --        --     6,650
Provision for declines in real estate               531        --     3,916
owned
FHLB stock dividends                                 --        --      (498)
Depreciation                                      1,441     1,658     4,998
Amortization of purchased servicing rights           --        --     2,573
Increase (decrease) in deferred income           (2,009)       --     1,775
taxes
Utilization of net operating loss
 carryforwards before minority interest              --        --       756
Net accretion of securities                          --        --      (456)
Net amortization of deferred loan
 origination fees                                    --        --       (41)
Accretion on exchange debentures
 and mortgage payables                              118       285       505
Tax effect of real estate acquired
 in debenture exchange                              (20)      (92)     (136)
Amortization of discount on
 loans receivable                                   (58)      (70)     (107)
Gain on sales of real estate owned                   --        --      (602)
Proceeds from loans originated for sale              --        --    37,030
Origination of loans for sale                        --        --   (39,888)
Write-off of office properties
 and equipment                                       --        --       600
Provision to state mortgage
 receivable at net realizable value                 624        --       408
Gain on sales of loans                               --        --      (976)
Gain on sales of mortgage-backed
 securities available for sale                       --        --    (8,116)
Gain on sale BankAtlantic common stock               --    (1,050)       --
Gain on sales of investment securities               --        --      (143)
Loss on sales of office
 properties and equipment                            --        --        71
Loss from joint venture operations                   --        --       245
Decrease in drafts payable                           --        --    (9,410)
Decrease in accrued interest                         --        --     2,257
Increase in exchange debentures
 deferred interest                                5,604     5,923     4,985
Increase (decrease) in other liabilities           (824)      354    (1,444)
Decrease (increase) in other assets                (443)      502    (4,236)
Accrued interest income on escrow accounts         (307)       --        --
Minority interest of BankAtlantic                    --        --     3,964
Purchase accounting adjustments:
  Amortization of excess cost over fair
    value of net assets acquired                     --        --       320
  Amortization (accretion) of purchase
   accounting adjustments, net                       --        --     1,263
Amortization of dealer reserve                       --        --     6,406
Gain on disposition of real estate               (2,791)       --        --
Provision for tax certificate losses                 --        --     1,160
Provision for litigation                          2,200     4,034     1,800
                                               --------  --------  --------
Net Cash Provided (Used) By
 Operating Activities                               948      (523)   17,638
                                               --------  --------  --------

Investing Activities:
Proceeds from the sales of real estate
 acquired in debenture exchanges                  4,283        --     5,563
Proceeds from the sale of
 BankAtlantic common stock                           --    17,691        --
Increase in BankAtlantic investment
 in common stock                                     --    (1,971)       --
Common stock dividends received
 from BBC                                           753       271        --
Proceeds from sales of
 investment securities                               --        --     2,137
Increase in securities available for sale        (5,701)  (13,974) (129,415)
Decrease in securities available for sale        20,205        --   111,070
Increase in the 1989 Exchange escrow
 to fund settlement liability                   (20,840)       --        --
Principal reduction on loans                        220       252   299,347
Loans originated                                     --        --  (136,179)
Proceeds from sales of mortgage-backed
 securities available for sale                       --        --   155,243
Mortgage-backed securities purchased                 --        --  (271,041)
Principal collected on mortgage-backed
 securities                                          --        --    95,266
Proceeds from sales of real estate owned             --        --    12,589
Real estate investments                          (9,912)       --        --
Additions to office
 properties and equipment                           (12)      (32)     (748)
Sales of office equipment                            --        --       105
Advances to joint ventures                           --        --       (26)
Repayments of advances to joint ventures             --        --        77
FHLB stock sales                                     --        --       142
FHLB stock purchased                                 --        --       (65)
Improvements to real estate acquired in              --        --
 debenture exchanges                               (434)     (582)     (606)
Servicing rights purchased                           --        --    (3,832)
                                               --------  --------  --------
Net Cash Provided (Used) By Investing
 Activities                                     (11,438)    1,655   139,627
                                               --------  --------  --------
Financing Activities:
Net decrease in deposits                             --        --  (190,907)
Interest credited to deposits                        --        --    43,509
Proceeds from FHLB advances                          --        --   107,300
Repayments of FHLB advances                          --        --   (78,400)
Net decrease in securities sold
 under agreement to repurchase                       --        --   (35,600)
Redemption of capital notes                          --        --    (7,022)
Receipts of advances by borrowers for
 taxes and insurance, net                            --        --    33,933
Payment for advances by borrowers for
 taxes and insurance                                 --        --   (33,220)
Increase in borrowings                           11,500        --        --
Repayments of borrowings                           (648)     (932)   (4,058)
                                               --------  --------  --------
Net Cash Provided (Used) By
 Financing Activities                            10,852      (932) (164,465)
                                               --------  --------  --------
 Increase (Decrease) In Cash And
  Cash Equivalents                                  362       200    (7,200)
 Cash And Cash Equivalents At
  Beginning Of Period                               349       149    38,557
                                               --------  --------  --------
 Cash And Cash Equivalents At
  End Of Period                             $       711       349    31,357
                                               ========  ========  ========




     See accompanying notes to consolidated financial statements.







                           BFC Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the years ended December 31, 1994, 1993 and 1992


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

Basis of Financial Statement Presentation - The financial statements have been
-----------------------------------------
prepared in conformity with generally accepted accounting principles ("GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of consolidated financial condition and income and expenses for the periods presented. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for real estate acquired in connection with the Exchange transactions and in connection with the settlements of exchange litigation, the percentages used to estimate class members no longer owning debentures.

The financial statements and notes to consolidated financial statements of BankAtlantic, Bancorp, Inc. and Subsidiaries ("BBC"), are incorporated herein by reference. Differences in amounts between those financial statements and these financial statements would primarily pertain to amounts related to BFC Financial Corporation ("BFC" or "the Company") or purchase accounting adjustments discussed in note 2 of the notes to consolidated financial statements of BFC.

Principles of Consolidation - BFC Financial Corporation is a savings and loan
---------------------------
holding company as a consequence of its ownership of the common stock of BankAtlantic, Bancorp, Inc. On July 13, 1994 BankAtlantic, A Federal Savings Bank ("BankAtlantic") consummated a reorganization into a holding company structure and BankAtlantic Bancorp, Inc. acquired all the capital stock of BankAtlantic thereby becoming a unitary savings bank holding company. The reorganization resulted in BankAtlantic becoming a wholly-owned subsidiary of BBC with BFC becoming a shareholder of BBC on the same proportionate basis as was the Company's ownership in BankAtlantic. The consolidated financial statements reflect the activities of BFC Financial Corporation and its wholly owned subsidiaries ("BFC"). Because the Company's ownership in BBC was less than 50% beginning in 1993, the Company's investment in BBC has been carried on the equity method since the year 1993. The consolidated financial statements for 1992 include the accounts of BFC Financial Corporation, its majority-owned subsidiary, and its wholly owned subsidiaries. Prior to 1993 the adjustments to operations relating to changes in the Company's percentage ownership of BBC are reflected in minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents - Cash equivalents include liquid investments with original
----------------
maturities of three months or less.

Securities Available for Sale  - The Company's securities are available for
------------------------------
sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") issued in May 1993 by the Financial Accounting Standards Board ("FASB"), these securities are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of stockholders' equity. The Company adopted FAS 115 prospectively on January 1, 1994. The impact upon the 1994 financial statements was immaterial because the cost of available for sale securities approximated their fair value in 1994.


Mortgage Notes and Related Receivables, net - Mortgage notes and related
-------------------------------------------
receivables, net, are carried at the lower of cost or net realizable value.


Real Estate Owned - Real estate acquired in the Exchange transactions and real
-----------------
estate investments are stated at the lower of cost or net realizable value in the accompanying statements of financial condition. Land is carried at the lower of cost or net realizable value in the accompanying statements of financial condition.

Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 31.5 years for buildings and 5 years for tenant improvements.

Income Taxes - The Company does not include BBC and its subsidiaries in its
------------
consolidated income tax return with its wholly-owned subsidiaries, since the Company owns less than 80% of the outstanding stock of BBC. Current income taxes are provided on the Company's interest in the portion of the BBC's earnings not subject to the 80% dividends received exclusion. Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different than such items are recognized for income tax purposes.

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

Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rates applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

The Omnibus Budget Reconciliation Act of 1993 (the "Omnibus Act") was passed by Congress and signed into law by the President during August 1993. The Omnibus Act increased the maximum federal income tax rate applicable to BFC from 34% to 35% retroactive to January 1, 1993. This change did not have a material impact on the Company.


Excess Cost Over Fair Value of Net Assets Acquired (Goodwill) - The ownership
-------------------------------------------------------------
position in BankAtlantic was acquired at different times. At the February 1987, October 1989, June 1990, October 1990 and November 1991 acquisitions, the fair market value of the net assets of BankAtlantic were greater than the Company's cost. At other increases in ownership, the Company's cost was in excess of the fair market value of BankAtlantic's net assets. The excess of fair market value over cost was recorded as a reduction to the fair market value of non-current assets, including identified intangible assets. The excess of cost over fair market value was recorded as goodwill and is being amortized on the straight line basis over a 15 year period. Identified intangibles consist of loan servicing and escrows. These intangibles are amortized over the remaining life of the applicable loan and escrow accounts using the level yield method and at the end of 1993 had been completely amortized. The minor 3.3%, 4%, 0.5% and 2.4% increases in ownership of BankAtlantic in October 1989, June 1990, October 1990 and November 1991 were recorded utilizing BankAtlantic's cost basis of assets and liabilities as fair market value. The excess of such cost basis over the Company's purchase price was recorded as a reduction to property and equipment and is being amortized on a straight-line basis over a ten year period.

Redeemable Common Stock - In May 1989, the Company exchanged with Mr. Abdo, a
-----------------------
member of the Company's Board of Directors, and certain members of his family (the "Abdos"), among other things, 353,478 shares of its common stock (including 117,483 shares of treasury stock) for 282,782 shares of common stock of BankAtlantic. (See also Note 2). The exchange ratio for the shares was 1.25 to
1. The Abdos had the right to require the Company, at any time, to purchase such shares for the higher of (i) their book value as of the date of notice or
(ii) the average market value of such shares. The Company and Alan B. Levan, individually, had the right to buy and to require the Abdos to sell such shares to each, respectively, on the same terms indicated above. At the transaction date the book value of the shares was greater than their market value. Accordingly, the amount initially recorded for this redeemable common stock, $5,776,000, was at book value. Amounts subsequently reflected in the Company's statements of financial condition were to be adjusted to reflect the maximum liability based on the higher of either the market price or the book value of the shares. However, such liability was not to be reduced from the amount initially reflected at the time of acquisition. There were no adjustment to the amount stated since the May 1989 acquisition date. In February 1994, the parties mutually agreed to cancel the agreement with respect to the requirement to buy and or sell shares. Therefore, during the first quarter of 1994, the amount classified as redeemable common stock was reclassified to the stockholders' equity (deficit) section of the statement of financial condition.

Earnings (Loss) Per Common Share - Earnings per common share for the year ended
--------------------------------
December 31, 1993 was computed using the more dilutive of (a) the weighted average number of shares outstanding, or (b) the weighted average number of shares outstanding assuming that the shares of redeemable common stock are reacquired for debt, from the later of their date of issuance (May 10, 1989) or the beginning of the computation period, at the greater of the amount originally recorded, or the then book value. Computation (b) was utilized, assuming a rate of 12% on indebtedness for 1993.

In connection with the acquisition of shares of BankAtlantic in 1989, a shareholders agreement was entered into between the Company, the Abdo family (including John E. Abdo, Vice Chairman of the Board) and Mr. Alan B. Levan, the President of the Company. During the first quarter of 1994, the parties mutually agreed to terminate the agreement with respect to the requirement to buy and or sell shares. Therefore, during the first quarter of 1994, the amount classified as redeemable common stock was reclassified to the stockholders' equity (deficit) section of the Statement of Financial Condition and earnings per share for the year ended December 31, 1994 was computed based upon the weighted average number of shares outstanding.

For all periods, the shares issued in connection with a 1984 acquisition are considered outstanding after elimination of 250,000 shares, representing the Company's 50% ownership of the shares issued in the acquisition.

Reclassifications - For comparative purposes, certain prior year balances have
-----------------
been reclassified to conform with the 1994 financial statement presentation.

New Accounting Standards - During May 1993, the Financial Accounting Standards
------------------------
Board approved Financial Accounting Standards No. 114 - Accounting by Creditors for Impairment of a Loan ("FAS 114"). FAS 114 addresses the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. This standard requires that unpaid loans be measured at the a) present value of expected cash flows by discounting those cash flows at the loan's effective interest rate or b) the estimated fair value.
 FAS 114 must be adopted by 1995, prospectively. The Company intends to implement FAS 114 as of January 1, 1995. Upon adoption, the effect of implementation of this standard on the Company is estimated to be immaterial.

In October 1994, FASB issued Statement of Financial Accounting Standards No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments ("FAS 119"). FAS 119 must be implemented for financial statements issued for fiscal years ending after December 15, 1994. At December 31, 1994, BFC did not have any financial instruments that meet the definition for FAS 119.

2.  INVESTMENTS IN BANKATLANTIC BANCORP, INC.
---------------------------------------------
The Company has acquired its current 48% ownership of BBC through various acquisitions and sales as follows (Amounts adjusted for June 1993 15% stock dividend):

                                                             Cumulative
                                       Shares                Ownership %
                                     ----------              ------------
            Prior to 1987                333,155                    9.9%
            February 1987              1,214,952                   43.7%
            October 1987                 345,000                   53.4%
            May 1989                     325,199                   62.3%
            October 1989                 495,506                   65.6%
            June 1990                    541,430                   69.6%
            October 1990                  24,150                   70.1%
            November 1991                115,000                   72.5%
            June 1993                  1,126,327                   77.8%
            November 1993             (1,400,000)                  48.2%
            December 1994                   -                      48.0%

The Company's ownership of BankAtlantic has been recorded by the purchase method of accounting. From January 1, 1987 to December 1992, the accounts of BankAtlantic were consolidated with those of the Company. The shares in the May 1989 acquisition were acquired from Mr. John Abdo, vice chairman of the Company's Board of Directors and certain members of his family ("Mr. Abdo") in exchange for, among other things, 353,478 shares of the Company's common stock.

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

In June 1993, the Company exercised its right to purchase 1,126,327 shares of BankAtlantic's common stock at the exercise price of $1.75 per share, for a total purchase price of $1,971,072. The payment of $1,971,072 was through the tender of subordinated debentures held by BFC as of February 28, 1993 and the related accrued interest as of that date. The debentures were issued to BFC in connection with the use of funds from an escrow account established by BFC to make preferred stock dividend payments, and in connection with the related accrued interest on the debentures through February 1993. As a result of the above transaction, BFC increased its ownership in BankAtlantic to 77.83% of BankAtlantic's outstanding common stock. During July 1993, BFC received $83,704 for the interest accrued on the subordinated debentures from February 28, 1993 to June 30, 1993. Share and exercise price were adjusted subject to the dilution provisions contained in the subordinated debt agreement to reflect BankAtlantic's 15% common stock dividend of June 7, 1993.

The aggregate purchase price allocation for the June 30, 1993 acquisition of BankAtlantic's common stock was as follows (in thousands):

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
                                                                 =======

The adjustment to net assets indicated above were non-cash investing and financing activities.

On November 12, 1993, a public offering of 1.8 million BankAtlantic common shares at a price of $13.50 per common share was closed. Of the 1.8 million shares sold, 400,000 shares were sold by BankAtlantic and 1.4 million shares were sold by BFC. Net proceeds to BFC and BankAtlantic from the sale were approximately $17.7 million and $4.6 million, respectively. In connection with the public offering, BankAtlantic granted the underwriters a 30 day option to purchase up to 270,000 additional shares of common stock to cover over-allotments. On November 10, 1993, the underwriters exercised this option to purchase the 270,000 shares, with a settlement date of November 18, 1993. The additional net proceeds to BankAtlantic was approximately $3.4 million. Upon the sale of the 2,070,000 shares, BFC's ownership of BankAtlantic decreased to 48.17%. The sale of the BankAtlantic shares provided the Company with the current liquidity to enable it to hold settlement discussions on the Exchange litigation discussed in note 3 of notes to the consolidated financial statements.

The decrease in the ownership percentage at December 31, 1994 from 48.2% to 48.0% results from additional shares of BBC common stock being issued in connection with BBC's stock option plan.

The acquisition of BankAtlantic has been accounted for as a purchase and accordingly, the assets and liabilities acquired have been revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during 1994 by approximately $366,000, decrease net loss during 1993 by approximately $191,000 and increase net earnings during 1992 by approximately $807,000. Assuming no sales or dispositions of the related assets or liabilities, the Company does not believe the net increase (decrease) in earnings resulting from the net amortization/accretion of the adjustments to net assets acquired resulting from the use of the purchase method of accounting will be significant in future years.

Excess cost over fair value of net assets acquired at December 31, 1994 and 1993, was approximately $945,000 and $1,068,000, respectively. As a result of the deconsolidation in 1993, excess cost over fair value of net assets acquired at December 31, 1994 and 1993 is included in the investment of BBC in the accompanying statements of financial condition.

A reconciliation of the carrying value in BBC to BBC's Stockholders equity at December 31, 1994 and December 31, 1993 is as follows:

                                                           December 31,
                                                         1994           1993
                                                       -------        ------
            BBC stockholders' equity                   $ 105,520       90,652
            Preferred stock                               (7,030)      (7,036)
                                                         -------      -------
            BankAtlantic common stockholders' equity      98,490       83,616
              Partnership percentage                       48.00%       48.17%
                                                         -------       ------
                                                          47,275       40,278
            Purchase accounting adjustments               (3,507)      (3,842)
                                                         -------       ------
            Investment in BankAtlantic                 $  43,768       36,436
                                                         =======      =======

BFC also owns 5,600 shares of BBC 12.25% Series A Preferred Stock, 529 shares of BBC 10.00% Series B Preferred Stock and 7,245 shares of BBC 8.00% Series C Preferred Stock. The aggregate purchase price relating to the acquisition of these shares was approximately $143,000 and is included in securities available for sale, net in the accompanying statements of financial condition.

Prior to 1993, BankAtlantic had not paid any regular dividend on its common stock. In August 1993, BankAtlantic declared and paid a quarterly cash dividend to its common stockholders and has paid a regular quarterly dividend since that time. Subject to the results of operations and regulatory capital requirements, BBC will seek to declare regular quarterly cash dividends of $0.06125 per share on its common stock. A 15% common stock dividend was declared in May 1993. Currently, the source of funds for payment of dividends by BBC is the dividends by BankAtlantic. In the future, BBC may incur debt which may have an impact on its ability to pay dividends to the Company.

An OTS regulation, effective August 1, 1990, limits all capital distributions made by savings institutions, including cash dividends, by permitting only institutions that meet specified capital levels to make capital distributions without prior OTS approval. The regulation established a three-tiered system, with the greatest flexibility afforded to well-capitalized institutions. An institution that meets all of its fully phased-in capital requirements and is not in need of more than normal supervision would be a "Tier 1 Institution". An institution that meets its minimum regulatory capital requirements but does not meet its fully phased-in capital requirements would be a "Tier 2 Institution". An institution that does not meet all of its minimum regulatory capital requirements would be "Tier 3 Institution". A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of net income earned to date during the current calendar year plus 50% of its capital surplus ("surplus" being the amount of capital over its fully phased-in capital requirement). Any additional capital distributions would require prior regulatory approval. A Tier 2 Institution may, after prior notice but without the approval of the OTS, make capital distributions of between 50% and 75% of its net income over the most recent four-quarter period (less any dividends previously paid during such four-quarter period) depending on how close the institution is to its fully phased-in risk-based capital requirement. A Tier 3 Institution would not be authorized to make any capital distributions without the prior approval of the OTS. Notwithstanding the provision described above, the OTS also reserves the right to object to the payment of a dividend on safety and soundness grounds.

3.  EXCHANGE TRANSACTIONS
-------------------------
During 1991, the Company exchanged (the "1991 Exchange") approximately $15.4 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of three affiliated limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 27 and I.R.E. Real Estate Income Fund, Ltd. The major assets and liabilities of these partnerships consisted principally of eight commercial real estate properties and related non-recourse mortgage debt, of which one is still owned by the Company.

During 1989, the Company exchanged (the "1989 Exchange") approximately $30 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of three affiliated limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23 and I.R.E. Real Estate Fund, Ltd. - Series 24. The major assets and liabilities of these partnerships consisted principally of fourteen commercial real estate properties, and related non-recourse mortgage debt, of which one is still owned by the company.

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlements of the litigation against the Company that arose in connection with the 1991 Exchange (see item 3. "Litigation:, Arthur Arrighi, et. al. and Shirley B. Daniels, Robert and Ruby Avans et. al.) was approved by the District Court in May 1994. The settlements required BFC Financial Corporation to establish a settlement fund equal to 81.359% of the original face amount of the debentures distributed in connection with the 1991 Exchange to the 1991 Exchange Class Members. The settlement fund will be available to 1991 Exchange Class Members as follows: (a) those members still owning the BFC Financial Corporation debentures distributed to them in connection with the 1991 Exchange ("1991 Exchange Class Members Still Owning Debentures") are entitled to receive 81.359% of the original face amount of the debentures still owned by them, less the attorneys' fees and costs; (b) those members who no longer own the BFC Financial Corporation debentures distributed to them in connection with the 1991 Exchange ("1991 Exchange Class Members No Longer Owning Debentures") are entitled to receive 81.359% of the original face value of the BFC Financial Corporation debentures distributed to such persons, less the attorneys' fees and costs and less the gross proceeds received by such persons on the sale or disposition of their BFC Financial Corporation debentures, provided, however, that the disposition price shall not be calculated as less than 25% of the original face amount, regardless of the amounts actually received by such persons on the disposition of such debentures.
 At December 31, 1994, based upon information obtained from the debenture transfer agent, at least 93.21% of the outstanding debentures are owned by 1991 Exchange Class Members Still Owning Debentures. For purposes of establishing the settlement payable, it was assumed that all persons in the remaining 6.79% of the outstanding debentures sold their debentures, that all such members of that group received 25% of the original face amount of the debentures as gross proceeds on the disposition of the debentures and in addition that the Company is still liable for 6.79% of the exchage debentures and related interest. Therefore, upon the District Court's approval of the 1991 Exchange settlement, the Company in 1994, recorded a redeemed debenture liability of approximately $12.2 million and a related pre-tax gain on the extinguishment of debt of approximately $9.2 million. If persons in the remaining 6.79% group are ultimately deemed to belong to the group of 1991 Exchange Class Members Still Owning Debentures because their transfer of ownership was not in fact a bona fide sale transaction, (i.e., involved a transfer to street name or to a family member) or if the proceeds from sale were greater than 25% of the original face amount of the debenture, the redeemed debenture liability will be adjusted and additional gain recognized. Additionally, under the settlement agreement, 1991 Exchange Class Members No Longer Owning Debentures have until May 20, 1995 to file a claim. At December 31, 1994, approximately $588,000 is included in the redeemed debenture liability with respect to 1991 Exchange Class Members No Longer Owning Debentures. Any of such amount not refunded by May 20, 1995 will be reflected in income.

The components of the 1991 Exchange settlement are as follows (in thousands):

Adjustment of basis in the properties acquired in
    debenture exchange, net                                        $  6,713
Decrease in other assets                                               (323)
Decrease in exchange debentures, net                                  9,630
Decrease in deferred interest on the exchange debentures              5,454
                                                                    -------
                                                                     21,474
Redeemed debenture liability                                        (12,240)
                                                                    -------
Pre-tax gain on the 1991 Exchange settlement                       $  9,234
                                                                    =======

Separately, the settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who either voted against the transaction or did not vote (the "Purcell Litigation") was approved by the District Court in September 1994. Pursuant to the settlement, BFC will establish a settlement fund equal to 56% of the original face amount of the debentures issued to the class members in the Purcell Litigation (the"Purcell Class"). The settlement fund will be available to the Purcell Class as follows:
(a) those members still owning the BFC Financial Corporation debentures distributed to them in connection with the 1989 Exchange ("Purcell Class Still Owning Debentures") are entitled to receive 56% of the original face amount of the debentures still owned by them, less the attorneys' fees and costs awarded by the District Court; (b) those members who no longer own the BFC Financial Corporation debentures distributed to them in connection with the 1989 Exchange ("Purcell Class No Longer Owning Debentures") are entitled to receive 56% of the original face value of the BFC Financial Corporation debentures distributed to such persons, less the attorneys' fees and costs awarded by the District Court and less the gross proceeds received by such persons on the sale or disposition of their BFC Financial Corporation debentures, provided, however, that the disposition price shall not be calculated as less than 22.5% of the original face amount, regardless of the amounts actually received by such persons on the disposition of such debentures. Upon the effectiveness of the settlement, the Purcell Class will have the right to receive one-half the sums due to them pursuant to the settlement upon surrender of the BFC debentures. No later than thirty months after the execution of the settlement agreement and upon effectiveness of the settlement, the Purcell Class shall have the right to receive the remaining amount due to them, including seven percent interest on the deferred amount. Based upon information obtained from the debenture transfer agent, at least 76.8% of the outstanding debentures are owned by Purcell Class Members Still Owning Debentures. For purposes of establishing the settlement payable, it was assumed that all persons in the remaining 23.2% of the outstanding debentures sold their debentures, that all such members of that group received 22.5% of the original face amount of the debentures as gross proceeds on the disposition of the debentures and in addition that the Company is still liable for 23.2% of the exchage debentures and related interest. Therefore, upon the District Court's approval of the Purcell Litigation settlement, the Company recorded a redeemed debenture liability of approximately $7.2 million and a related pre-tax gain on the extinguishment of debt of approximately $6.4 million. If persons in the remaining 23.2% group are ultimately deemed to belong to the group of Purcell Class Still Owning Debentures because their transfer of ownership was not in fact a bona fide sale transaction, (i.e., involved a transfer to street name or to a family member) or if the proceeds from sale were greater than 22.5% of the original face amount of the debenture, the redeemed debenture liability will be adjusted and additional gain recognized. Additionally, under the settlement agreement, Purcell Class No Longer Owning Debentures have until September 12, 1995 to file a claim. At December 31, 1994, approximately $1.1 million is included in the redeemed debenture liability with respect to the Purcell Class No Longer Owning Debentures. Any of such amount not refunded by September 12, 1995 will be reflected in income.

The litigation brought by the plaintiffs who voted yes in connection with the 1989 Exchange (the "Meador Litigation") was approved by the District Court in December 1994. The settlement agreement in the Meador Litigation contains the same financial terms as those set forth in the description of the settlement of the Purcell Litigation. Therefore, upon the District Court's approval of the Meador Litigation settlement, the Company recorded a redeemed debenture liability of approximately $7.8 million and a related pre-tax gain on the extinguishment of debt of approximately $7.3 million. At December 31, 1994, the amount included in redeemed debenture liability with respect to the Meador Class No Longer Owning Debentures was $1.2 million and the date that claims have to be made by is December 19, 1995.
The components of the 1989 Exchange litigation for the Purcell and Meador litigation are as follows (in thousands):

Adjustment of basis in the properties acquired
     in debenture exchange, net                                   $     756
Decrease in other assets                                               (292)
Decrease in exchange debentures, net                                 19,515
Decrease in deferred interest on exchange debentures                  8,705
                                                                    -------
                                                                     28,684
Redeemed debenture liability                                        (14,960)
                                                                    -------
Pre-tax gain on the 1989 Exchange litigation                      $  13,724
                                                                    =======

At December 31, 1994 the aggregate redeemed debenture liability for the 1991 and 1989 Exchange litigation was approximately $3.4 million and $15.0 million, respectively. Additionally, at December 31, 1994, included in other assets in the accompanying financial statements was approximately $12.2 million in escrow accounts for payment under the above settlements. The settlement agreements provide for a release from the escrow any balances remaining at the end of two years from the date of the settlement agreements

In connection with the settlements and proposed settlement of the above litigation, the Company collected $2.5 million from its insurance carrier under its liability coverage. Such insurance proceeds were utilized to reimburse the Company for expenses previously incurred and expensed with respect to the above litigation.

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

As a result of the exchange litigation settlements discussed above, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which settlements were agreed upon ("Holders in Due Course"), or debentures held by persons that opted out of the litigation. The Company's ability to meet its obligations and to pay interest on the debentures issued in the 1989 Exchange and the 1991 Exchange as discussed above is substantially dependent on the earnings and regulatory capital position of BBC. However, pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Additionally, until the Company can ascertain which debentures are held by Holders in Due Course, interest will continue to be deferred. Such deferrals do not create a default.

The Debentures in the 1991 Exchange bear interest at a rate equal to 10.5% per annum until March 31, 1992, 11.5% per annum thereafter until March 31, 1993 and 12.5% per annum thereafter until maturity on July 1, 2011. The Debentures in the 1989 Exchange bear interest at a rate equal to 8% per annum until June 30, 1990, 9% per annum thereafter until June 30, 1991, and 10% thereafter until maturity on July 1, 2009. Interest on the Debentures in the 1991 and 1989 Exchange are due at maturity but is anticipated to be paid quarterly unless management reasonably determines that such quarterly interest payments would impair the operations of the Company. Any interest not paid quarterly by the Company ("Deferred Interest") will accrue interest at the same rate as the Debentures until paid. In the event the Company determines not to pay interest on the Debentures for eight quarters, the interest rate on the Debentures in the 1991 and 1989 Exchanges will increase to, and remain at, 13% and 12%, respectively, per annum until maturity. No dividends may be paid to the holders of any equity securities of the Company while any deferred interest remains unpaid. Since December 31, 1991, the Company has deferred the interest payments relating to the debentures issued in both the 1989 Exchange and the 1991 Exchange and therefore, the interest on the debentures in the 1991 and 1989 Exchange is now 13% and 12%, respectively per annum. The deferred interest on the exchange debentures was approximately $3.5 million and $12 million at December 31, 1994 and 1993, respectively. Debenture holders are also entitled to receive 100% of the aggregate Net Proceeds (as defined in the Debenture) received by the Company in excess of the Original Principal Amount of the Debentures issued, payable on the Distribution Date (as defined below) in cash or additional Debentures (the "Additional Consideration"). The Distribution Date is the earlier of February 1995 or 90 days after the sale of all of the real estate acquired in the 1991 Exchange. It is not anticipated that there will be any Additional Consideration in connection with the 1991 Exchange. The Distribution Date was June 1993 for the 1989 Exchange. At that time, there was no Additional Consideration due with respect to the 1989 Exchange. Any Debentures issued in payment of the Additional Consideration will be identical to the Debentures originally issued, except there will be no further Additional Consideration payable with respect thereto.
For financial statement purposes, the Debentures in the 1991 and 1989 Exchange have been discounted to yield 19% and 12%, respectively, over their term and the non-recourse mortgage debt has been discounted to yield 11% over its term. Such mortgage debt in the 1991 Exchange: a) had original aggregate outstanding stated principal balances of approximately $37.0 million; b) had maturities at various dates between 1991 and 2009; c) had stated interest rates ranging from 8.75% to 12.0%; and d) required aggregate monthly payments of approximately $376,000 for principal and interest. Such mortgage debt in the 1989 Exchange: a) had original aggregate outstanding stated principal balances of approximately $28.7 million; b) had maturities at various dates between 1991 and 2003; c) had stated interest rates ranging from 7.75% to 13.5%; and d) required aggregate monthly payments of approximately $275,000 for principal and interest. No value has been assigned to the Additional Consideration in the 1991 Exchange. However, future financial statements will reflect accruals as a "Cost of Sale", to the extent appropriate, for any anticipated Additional Consideration payable based on sales of properties received by the Company in this transaction, through the date of the financial statements. To the extent Additional Consideration is payable on the Distribution Date relating to unsold properties, the basis in such properties will be increased at such time by the fair value of the Additional Consideration payable as a consequence thereof. For purposes of determining Net Proceeds, such unsold properties will be appraised by an independent certified appraisal firm within 90 days of the Distribution Date.

Through December 31, 1994, six properties acquired in the 1991 Exchange were sold to unaffiliated third parties. The properties had an aggregate sales price of approximately $41.6 million. Stated mortgage debt of approximately $25.7 million was eliminated including the remaining $2.0 million balance on a $5.0 million note that was also secured by 2,370,846 shares of BankAtlantic stock owned by BFC. Cash proceeds from the sales, after prorations and closing costs, of approximately $12.5 million was received.

Through December 31, 1994, ten properties acquired in the 1989 Exchange were sold to unaffiliated third parties. The properties had an aggregate sales price of approximately $42.3 million. Stated mortgage debt of approximately $21.1 million was eliminated and cash proceeds, after prorations and closing costs, of approximately $20.0 million was received. No Additional Consideration is estimated to be payable with respect to these sales.

4.  SECURITIES AVAILABLE FOR SALE
---------------------------------
Included in securities available for sale at December 31, 1994 was approximately $5,639,000 and $230,000 of U.S. Treasury Bills and other investments, respectively. Included in securities available for sale at December 31, 1993 was approximately $3,304,000, $16,881,000 and $188,000 of U.S. Treasury Bills, Commercial Paper and other investments, respectively. Market value at December 31, 1994 and 1993 approximates book value. Approximately $4.8 million is pledged as collateral to secure a Letter of Credit issued in connection with the Short vs. Eden United, Inc. litigation.

5.  MORTGAGE NOTES AND RELATED RECEIVABLES - NET
------------------------------------------------
Mortgage notes and related receivables as of December 31, 1994 and 1993 are summarized below (in thousands):

                                                         1994            1993
                                                       -------         -------
 Originating from:
  Investment properties                            $    6,021          12,064
  Less: Principally, deferred profit                   (1,625)         (3,982)
        Valuation allowance                              (575)            -
                                                      -------         -------
                                                        3,821           8,082
 Other                                                  1,083           1,097
                                                      -------         -------
  Total                                                 4,904           9,179
                                                      =======         =======

The Company attempted to negotiate an extension of a $1 million balloon payment on a note payable that matured in June 1993. However, the lender exercised the acceleration provision in the note and in September 1994, sold the underlying security that consisted of five wrap mortgage receivables from affiliated limited partnerships. Accordingly, in September 1994 the Company removed the five wrap mortgage receivables of approximately $5.5 million, the deferred profit of approximately $2.3 million and the underlying mortgages payable of approximately $2.8 million.

6.  REAL ESTATE ACQUIRED IN DEBENTURE EXCHANGE
----------------------------------------------
Real estate acquired in debenture exchange consists of the following (in thousands):

                                                        December 31
                                                 ---------------------------
                                 Estimated Lives     1994              1993
                                 ---------------   --------           -------
Land                                      -      $   1,414              3,912
Buildings and improvements      14 to 31.5 years    13,052             29,509
                                                   --------          -------
                                                    14,466             33,421
Less:
 Accumulated depreciation                            2,610              5,295
 Deferred profit                                       687              7,957
 Allowance for real estate owned (a)                   -                1,854
                                                   --------          -------
                                                     3,297             15,106
                                                   --------          -------
                                                 $  11,169             18,315
                                                   ========          =======

(a) The Company provided an allowance for three properties' net carrying value based on their estimated sales price. The allowance declined because in 1993 one of the property was deeded back to the lender and in 1994 two properties were deeded back to their respective lender.

In connection to the properties deeded back to their lenders the following 1993 and 1994 non-cash items were removed from the financial statements:

                                                     1994              1993
                                                   --------           -------
            Land                                 $     236                162
            Building                                 7,493              2,200
            Less:  accumulated depreciation          2,256                281
                                                     -----              -----
                                                     5,473              2,081
            Less:  allowance for real
                    estate owned                     1,854              1,117
                                                     -----              -----
                                                     3,619                964
            Mortgage payables eliminated             3,494                954
            Other liabilities and receivables          217                 10
                                                     -----              -----
            Net gain on disposition of real estate      92                -
                                                     =====              =====

Condensed operations and significant cash flows for real estate acquired in the debenture Exchange is as follows for the year ended December 31, 1994, 1993 and 1992 (in thousands) (a):

                                        1994            1993            1992
                                      --------        --------         -------
Operating Information:
----------------------
Revenues:
  Property operations                 $ 5,079           6,805           9,724
  Net gain (loss) on dispositions
    of real estate                      2,988             -             2,935
  Deferred (gain) loss dispositions
    of real estate                       (197)            -            (2,935)
                                      --------        --------         -------
  Net revenues                          7,870            6,805          9,724
                                      --------        --------         -------

Cost and expenses:
  Mortgage interest                     1,951           2,514           3,524
  Depreciation                          1,403           1,633           2,239
  Property operating expenses           2,217           3,483           4,250
  Provision to state real estate
   at net realizable value                531             -                89
                                      --------        --------         -------
  Total costs and expenses              6,102           7,630          10,102
                                      --------        --------         -------
  Excess (deficit) of revenues
    over expenses                       1,768            (825)           (378)
                                      ========        ========         =======
Cash Flow Information:
---------------------
Operating activities:
  Excess (deficit) of revenues
   over expenses                      $ 1,768            (825)           (378)
  Depreciation                          1,403           1,633           2,239
  Net gain on dispositions of
   real estate                         (2,791)            -               -
  Write down of real estate               531             -                89
                                      -------         -------          ------
    Cash provided by
     operating activities                 911             808           1,950
                                      -------         -------          ------
Investing activities:
  Proceeds from sales of
   real estate                          4,283            -              5,563
  Property improvements                  (436)           (582)           (606)
                                      -------         --------         ------
    Net cash provided by
     investing activities               3,847            (582)          4,957
                                      -------         --------         ------
Total cash provided                   $ 4,758             226           6,907
                                      =======         ========         ======

(a) Operating and cash flow information does not include interest expense for the debentures issued in connection with the acquisition of this real estate. Interest on mortgages payable, interest on other investment securities, gain on dispositions of real estate, provision for loss on real estate and legal fees associated with the 1989 and 1991 Exchange are not included in "Earnings on real estate operation, net" in the accompanying statements of consolidated operations. See also note 3 for additional information on the debenture Exchange and sale of properties.

7.  REAL ESTATE INVESTMENTS
---------------------------
In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as the "Cypress Creek" property located in Fort Lauderdale, Florida for a purchase price of approximately $3.6 million. The Company has agreed to pay John E. Abdo and certain of his affiliates (the "Abdo Group") fifty percent of the profits (as defined), if any, received on the sale of the property. At December 31, 1994, the Company had a contract to sell the Cypress Creek property for approximately $9.7 million. Consummation of the sale of the property pursuant to the contract is subject to a number of conditions and there is no assurance that the property will be sold on that basis.

In December 1994, an entity controlled by the Company acquired from unaffiliated seller 60.1 acres of unimproved land know as the "Centerport" property in Pompano Beach, Florida for the purchase price of approximately $6.3 million. The Abdo Group has an interest in the entity which holds this property entitling the Abdo Group to a fifty percent interest in the profits of the entity after a priority return in favor of the Company.

The Cypress Creek and Centerport properties serve as collateral for an $8.08 million loan from an unaffiliated lender. The loan provides for a release price of $5.0 million upon the sale of the Cypress Creek property.

8.  OTHER ASSETS
----------------
A detail of other assets at December 31, 1994 and 1993 follows (in thousands):

                                                       1994             1993
                                                       ----             ----
Funds in escrow for payments of
  redeemed debenture liability                    $  12,223              -
Receivables                                             165              112
Other Escrows                                           482              511
Recoverable costs                                       822              535
Dividends declared from BBC                             191              187
Other                                                 1,075            1,498
                                                     ------           ------

                                                  $  14,958            2,843
                                                     ======           ======

9.  MORTGAGES PAYABLE AND OTHER BORROWINGS
------------------------------------------
Mortgages payable and other borrowings at December 31, 1994 and 1993 are summarized as follows (in thousands):

                                       Approximate
Type of Debt              Maturity     Interest Rate         1994       1993
------------              --------     -------------         ----       ----
Related to mortgage                     6% - Prime
  receivables            1995-2010        plus 1%         $  2,118     5,105
Related to real estate   1995-1997      7.75%- Prime
                                          plus 1.5%         20,759    24,312
Other borrowings           1995           Prime
                                          plus 1%            3,741       950
                                                            ------    ------
                                                          $ 26,618    30,367
                                                           =======    ======

All mortgage payables and other borrowings above are from unaffiliated parties.
 Included in 1994 and 1993 amounts related to other borrowings is approximately $3.7 million and $950,000, respectively due to financial institutions. At December 31, 1993, $3,266,000 included above in "related to real estate" was in default. In 1994, the lender agreed to extend the mortgage to May 1997 and the interest rate was changed to 1.5% above prime rate. At December 31, 1994, $241,000 included above in other borrowings is in default. The lender has exercised the acceleration provision in the note and the Company attempted to negotiate an extension of a $1 million balloon payment on a note payable that matured in June 1993. However, the lender exercised the acceleration provision in the note and in September 1994, sold the underlying security that consisted of five wrap mortgage receivables from affiliated limited partnerships. The sale price was $720,000. The Company may be liable for the difference between the sale price and the original note amount plus interest and attorneys' fees, approximately $367,000. Since the sale price was more than the carrying value of the underlying security, there is a gain on debt restructuring. The components of the gain are as follows (in thousands):

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

At December 31, 1994 the aggregate principal amount of the above indebtedness maturing in each of the next five years is approximately as follows (in thousands):
                                      Years ended
                                      December 31,           Amount
                                      ------------           ------
                                          1995              $   839
                                          1996                9,586
                                          1997               11,411
                                          1998                  149
                                          1999                3,599
                                      Thereafter              1,034
                                                             ------
                                                            $26,618
                                                             ======

The majority of the Company's marketable securities, mortgage receivables and real estate acquired in the 1989 and 1991 debenture Exchange are as to real estate and marketable securities, encumbered by, or, as to mortgages receivable, subordinate to mortgages payable and other debt.

In May 1994, the Company borrowed $3.5 million that was utilized to fund Exchange litigation settlements. The loan bears interest at a rate of 1% above the prime rate, matures in September 1999 and is collateralized by 435,252 shares of BBC common stock.

The Cypress Creek and Centerport properties and 154,989 shares of BBC common stock serve as collateral for an $8.08 million loan from an unaffiliated lender.
 The loan provides for a release price of $5.0 million upon the sale of the Cypress Creek property, bears interest at a rate of 1% above the prime rate and matures in December 1997.

In December 1994, the Company established a broker line of credit in the amount of $850,000 which is collateralized by 170,000 shares of BankAtlantic Bancorp, Inc. common stock. At December 31, 1994, the Company has not borrowed from the above account and the market value of the collateral was approximately $2.6 million.

10. INCOME TAXES
----------------
The provision for income tax expense (benefit) consists of the following (in thousands):
                                              For the Years Ended
                                                   December 31,
                                      --------------------------------------
                                      1994            1993              1992
                                      ----            ----              ----
     Current:
       Federal                    $     29             -               6,469
       State                           -               -                 201
                                    ------           -----             -----
                                  $     29             -               6,670
                                    ------           -----             -----
     Deferred :
       Federal                      (2,038)            -               1,792
       State                           -               -                 (17)
                                    ------           -----             -----
                                    (2,038)            -               1,775
                                    ------           -----             -----
     Utilization of net operating
      loss carryforwards (1)
       Federal                        -                -                (389)
       State                          -                -               1,145
                                    ------           -----             -----
                                      -                -                 756
                                    ------           -----             -----
     Total                        $ (2,009)            -               9,201
                                    ======           =====            ======

(1) In 1992, the utilization of net operating loss carry forwards is before minority interest of $208,000.
A reconciliation from the statutory federal income tax rates of 35% in 1994 and 1993, and 34% in 1992 to the effective tax rate is as follows (in thousands):

                                  Year ended December 31,
                                  -----------------------

                          1994 (1)         1993 (1)        1992 (1)
                          --------         --------        --------

                        Amount  Percent   Amount  Percent   Amount  Percent
                        ------  -------   ------  -------   ------  -------

Expected tax expense
 (benefit)               1,020     35.0    (456)    (35.0)  5,159      34.0
Provision for state
 taxes net of federal
 benefit                   104      3.6      --      --       877       5.8
Purchase accounting         --     --        --      --       274       1.8
Taxes related to
 subsidiaries not
 consolidated for
 income tax purposes        --     --        --      --       894       5.9
Tax exempt interest
 and dividend
 received deduction         --     --        --      --      (115)     (0.8)
Tax benefit not
 recognized                 --     --        --      --     2,549      16.8
Change in beginning of
 the year of the
 valuation allowance
 as a result of items
 other than
 extraordinary (2)      (3,133)  (107.6)     --      --        --      --
Other, net                  --    -         456      35.0    (437)     (2.9)

                        (2,009)   (69.0)     --      --     9,201      60.6


 (1) Expected tax is computed based upon earnings (loss) before minority interest in BBC and extraordinary items.

 (2) The remaining charge in the deferred tax asset valuation allowance in 1994 relates to income generated from the extraordinary item.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and tax liabilities at December 31, 1994 and 1993 were (in thousands):

                                                           1994    1993
                                                           ----    ----

      Deferred tax assets:
         Alternative Minimum Tax Credit carryforward     $   244     -
         Real estate, net                                    893    4,999
         Deferred interest on the exchange debentures        519     -
         Mortgages receivable                                460      540
         Litigation accruals                               3,107    2,430
         Other liabilities                                   224      534
         Net operating loss carryforwards                  3,634   10,354
                                                           -----   ------
            Total gross deferred tax assets                9,081   18,857
         Less:
            Valuation allowance                            2,314   14,253
                                                          ------   ------
               Deferred tax assets after
                valuation allowance                        6,767    4,604

      Deferred tax liabilities:
         Other assets                                        391       46
         Investment in BankAtlantic                        5,885    3,057
         Exchange Debentures                                 491    3,539
                                                          ------   ------
            Total gross deferred tax liabilities           6,767    6,642
                                                          ------   ------
      Net deferred tax liability                            -       2,038
      Less deferred income tax  at
         beginning of period                               2,038    2,038
                                                          ------   ------
      (Benefit) for deferred income taxes                $(2,038)    -
                                                          ======   ======

The Company believes it will utilize its deferred tax assets after valuation allowance through taxable income generated in future years by the reversal of deferred tax liabilities existing as of December 31, 1994. BFC adopted FAS 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes was a charge aggregating approximately $501,000.

At December 31, 1994, the Company had estimated state net operating loss carry forwards for state income tax purposes of approximately $9,506,000 of which $937,000 expires in 2005, $2,001,000 expires in 2006, $4,235,000 expires in 2007 and $2,332,000 expires in 2008. The Company also has a net operating loss carry forward for federal income tax purposes of approximately $9,659,000 of which $6,337,000 expires in 2007 and $3,322,000 expires in 2008. BBC is not included in the Company's consolidated tax return.

The Company made income tax payments of approximately $117,000 and $1,900 during the years ended December 31, 1994 and 1993, respectively.

11. STOCKHOLDERS' EQUITY
------------------------
The Company's Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the authority to divide the authorized preferred stock into series or classes having the relative rights, preferences and limitations as may be determined by the Board of Directors without the prior approval of shareholders. The Board of Directors has the power to issue this preferred stock on terms which would create a preference over the Company's common stock with respect to dividends, liquidation and voting rights. No further vote of security holders would be required prior to the issuance of the shares.

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

12. EARNINGS ON REAL ESTATE OPERATIONS
--------------------------------------
Following are the components of earnings on real estate operations for each of the years in the three year period ending December 31, 1994 (in thousands) (a):

                                            1994       1993       1992
                                           ------     ------     ------
Deferred profit recognized               $    58         70         67
Operations of properties acquired in
 debenture Exchange (see note 6)           1,648      2,547      3,760
Other property operations                     29        -          -
                                          ------     ------     ------
                                         $ 1,735      2,617      3,827
                                          ======     ======     ======

(a) The above amounts relate entirely to the company and its subsidiaries other than BankAtlantic.

13.  RELATED PARTY TRANSACTIONS
-------------------------------
(a) Related party transactions arise from transactions with affiliated entities. In addition to transactions described in notes 1, 2, 5 and 7, a summary of significant originating related party transactions is as follows (in thousands):

                                              Year Ended December 31,
                                             ------------------------
                                            1994       1993      1992
                                           ------     ------    ------
 Property management fee revenue         $    76         69        69
                                           =====     ======    ======

 Reimbursement revenue for
  administrative, accounting
  and legal services                     $   112        114       143
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

(c) Included in other assets at December 31, 1994 and 1993, was approximately $201,000 and $129,000, respectively due from affiliates.

(d) Alan B. Levan, President and Chairman of the Board of the Company also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic.

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

(h) The trustee for the escrow account with respect to the redeemed debenture liability maintains such account at BankAtlantic.

14.  EMPLOYEE BENEFIT PLANS
---------------------------
The Company's Stock Option Plan provides for the grant of stock options to purchase up to 500,000 shares of Company's common stock. The plan provided for the grant of both incentive stock options and non-qualifying options. The exercise price of a stock option will not be less than the fair market value of the common stock on the date of the grant. At December 31, 1994, non-qualifying stock options for 210,000 shares of common stock have been granted including 10,000 shares to non-employee directors and incentive stock options for 25,000 shares of common stock have been granted. The exercise price of the options issued is from $4.50 to $4.95 per share. At December 31, 1994, options for 74,998 shares of common stock were exercisable. 10,000 of the options expire in 2003 and 215,999 of the options expire in 2004.

The Company has an employee's profit-sharing plan which provides for contributions to a fund of a sum as defined, but not to exceed the amount permitted under the Internal Revenue Service Code as deductible expense. The provision charged to operations was approximately $2,500 for the year ended December 31, 1994 and $5,000 for each of the years ended December 31, 1993 and 1992. Contributions are funded on a current basis.

15.  LITIGATION
---------------
The following is a description of certain lawsuits to which the Company is or has been a party.

Timothy J. Chelling vs. BFC Financial Corporation, Alan B. Levan, I.R.E. Advisors Series 21, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida Case No. 89-1850-Civ-Ryscamp. John D. Purcell and Debra A. Purcell vs. BFC Financial Corporation, Alan B. Levan, Scott Kranz, Frank Grieco, I.R.E. Advisors Series 23, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida, Case No. 89-1284-Civ-Ryskamp.
 William A. Smith and Else M. Smith vs. BFC Financial Corporation, Alan B. Levan and I.R.E. Advisors Series 24, Corp. and First Equity Corporation, U.S. District Court, Southern District of Florida, Case No. 89-1605-Civ-Ryscamp.

These actions were filed by the plaintiffs as class actions during September 1989, June 1989 and August 1989, respectively. The actions arose out of an Exchange Offer made by the Company to the limited partners of I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23, and I.R.E. Real Estate Fund, Ltd. - Series 24. The plaintiffs were limited partners of the above named partnerships who did not consent to the Exchange Offer. The Exchange Offer was made through the solicitation of consents pursuant to a Proxy Statement/Prospectus dated February 14, 1989 and was approved by the holders of a majority of the limited partnership interests of each of the Partnerships in March 1989. Messrs. Levan, Grieco and Kranz served as individual general partners of each of the Partnerships, and Mr. Levan is the President and a director of the Company.

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

In a memorandum opinion and order dated December 17, 1991, the Court granted, in part, the defendant's motion for summary judgment, ruling that the Exchange did not violate the partnership agreements or the Florida partnership statute. In July 1992, the Court granted an additional summary judgment in favor of the defendants and dismissed the plaintiffs' claims for breach of fiduciary duty. Subsequently, the court entered summary judgment in favor of the defendants on all claims of misrepresentations or omissions except with respect to the statement in the Proxy Statement/Prospectus to the effect that BFC, Alan Levan and the Managing General Partners believed the Exchange transaction was fair. That issue was tried in December 1992, and the jury returned a verdict in favor of the Plaintiffs in the amount of $8 million but extinguished approximately $16 million of debentures held by the plaintiffs. Both parties appealed.

In June 1994, the parties entered into an agreement to settle this action pursuant to which BFC will pay approximately fifty-six percent (56%) of the face amount of the outstanding debentures held by class members and the debentures will be canceled pursuant to the procedures outlined in the agreement. Fifty percent (50%) of the settlement amount, plus interest thereon at 7%, can be deferred, at the option of the Company until December 1996. On September 12, 1994, the Court approved the settlement, vacated, set aside, dissolved and nullified the earlier judgment entered following the jury verdict t and entered judgment dismissing the action with prejudice. The American Broadcasting Companies, Inc. and William H. Wilson, who attempted and were both denied the right to intervene in this action, appealed the Court's judgment as well as the Court's order denying their right to intervene.

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

On March 2, 1994, the parties entered into an agreement to settle this action pursuant to which BFC will pay approximately eighty-one percent (81%) of the face amount of the outstanding debentures held by plaintiffs and the debentures will be canceled pursuant to the procedures outlined in the agreement. On May 20, 1994, the Court entered an order approving the settlement and dismissing the plaintiffs' claims with prejudice. The parties have also exchanged releases.

Marjory Meador, Shirley B. Daniels, Robert A. and Ruby L. Avans, and Dr. and Mrs. Czerny, individually and on behalf of all others similarly situated, Plaintiffs, vs. BFC Financial Corporation; BankAtlantic, A Federal Savings Bank; Alan B. Levan; I.R.E. Advisors Series 21, Corp.; I.R.E. Advisors Series 23, Corp.; I.R.E. Advisors Series 24, Corp.; I.R.E. Advisors Series 25, Corp.; I.R.E. Advisors Series 27, Corp.; I.R.E. Income Advisors Corp.; and First Equity Corporation of Florida; Defendants, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Case No. 91-29892 (CA-17).
 This action was filed as a class action during October 1991 and is brought on behalf of all persons who were limited partners in (a) I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23, or I.R.E. Real Estate Fund, Ltd. -Series 24 on the effective date of the 1989 Exchange Transaction not otherwise included in the action by limited partners who voted against the Exchange; or (b) were limited partners in I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 27 or I.R.E. Real Estate Income Fund, Ltd. on the effective dates of the 1991 Exchange Transactions. The action alleges breach of the limited partnership agreements, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty by BFC Financial Corporation and BankAtlantic, and negligent misrepresentation by all defendants. The action sought damages, imposition of a constructive trust on the assets of the exchanging partnerships, attorney's fees, costs and such other relief as the courts may deem appropriate. Plaintiffs have voluntarily dismissed all claims which arose out of or related to the 1991 Exchange.

On September 23, 1994, the parties entered into an agreement to settle this action pursuant to which BFC will pay approximately fifty-six percent (56%) of the face amount of the outstanding debentures held by class members and the debentures will be canceled pursuant to the procedures outlined in the agreement. Fifty percent (50%) of the settlement amount, plus interest thereon at 7%, can be deferred, at the option of the Company until December 1996. On December 19, 1994, the Circuit Court approved the settlement and dismissed all claims against the defendants.

Shirley B. Daniels, Robert S. and Ruby L. Avans, and Dr. and Mrs. Czerny, individually and on behalf of all others similarly situated, Plaintiffs, vs. BFC Financial Corporation; BankAtlantic, A Federal Savings Bank; Alan B. Levan; I.R.E. Advisors Series 25, Corp.; I.R.E. Advisors Series 27, Corp.; I.R.E. Income Advisors Corp.; First Equity Corporation of Florida, Defendants, in the United States District Court for the Southern District of Florida, Fort Lauderdale Division, Case No. 92-6588-Civ-King. On January 18, 1991, BFC issued a prospectus and solicitation of consents in which it offered to exchange up to $17 million in subordinated unsecured debentures for all of the assets and liabilities of I.R.E. Real Estate Fund, Ltd.- ("Series 25"), I.R.E. Real Estate Fund, Ltd.- ("Series 27"), I.R.E. Real Estate ("Income Fund") and I.R.E. Pension Investors, Ltd. the ("1991 Exchange"). The 1991 Exchange was approved by a majority of the limited partners in all of the partnerships except I.R.E. Pension Investors, Ltd. The Exchange subsequently was effectuated without I.R.E. Pension Investors, Ltd.

In December 1992, plaintiffs filed an amended complaint, the result of which was to enlarge the class to all limited partners in the 1991 Exchange. Plaintiffs alleged that the defendants orchestrated the Exchange for their own benefit and caused the issuance of the Exchange Offer and Solicitation of Consents, which contained materially misleading statements and omissions. The complaint also contained counts against BFC for violations of the Securities Act and the Exchange Act.

Plaintiffs also alleged that Alan Levan and the managing general partners breached the limited partnership agreements, breached fiduciary duties and that BFC and BankAtlantic aided and abetted these alleged breach of fiduciary duties, that Alan Levan, the managing general partners, BFC and BankAtlantic committed fraud in connection with the 1991 Exchange and made certain negligent misrepresentations to the plaintiffs. The complaint sought damages and prejudgment interest in an unspecified amount, attorneys' fees and costs.

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

Cheryl and Wayne Hubbell, et al., vs. I.R.E. Advisors Series 26, Corp. et al., in the California Superior Court in Los Angeles, California, Case No. BC049913.
 This action was filed as a class action during March 1992 on behalf of all purchasers of I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 26, I.R.E. Real Estate Fund, Ltd. - Series 27, I.R.E. Real Estate Growth Fund, Ltd. - Series 28 and I.R.E. Real Estate Income Fund, Ltd. against the managing and individual general partners of the above named
partnerships and the officers and directors of those entities.   The plaintiffs
allege that the offering materials distributed in connection with the promotions of these limited partnerships contained misrepresentations of material fact and that the defendants misrepresented and concealed material facts from the plaintiffs during the time the partnerships were in existence. The complaint asserts two causes of action for fraud, one of which is based on a claim for intentional misrepresentation and concealment and one of which is based on a claim of negligent misrepresentation. The complaint also contains a claim for breach of fiduciary duty. The complaint seeks unspecified compensatory and punitive damages, attorneys' fees and costs. Plaintiffs filed a third amended complaint which defendants answered in April 1993. In May 1993, a motion to dismiss was filed by the plaintiffs to dismiss all claims against all defendants relation to I.R.E. Real Estate Fund, Ltd.-Series 25, I.R.E. Real Estate Fund, Ltd.-Series 27 and I.R.E. Real Estate Income Fund, Ltd., whether exchange related or not. This motion was approved by the Court in September 1994.

Martha Hess, et. al., v. I.R.E. Real Estate Income Fund, et al. In the Appellate Court of Illinois, First District, and related cases, App. No. 90-107.
 On or about May 20, 1988, an individual investor filed the above referenced action against two individual defendants, who allegedly sold securities without being registered as securities brokers in Illinois, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including two partnerships that the Company acquired the assets and liabilities of in the 1991 Exchange transaction, (the "predecessor partnerships") interests in which were sold by the individual and corporate broker defendants.

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

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that brought suit within 3.6 years and potentially 4 years from the date of sale may be entitled to rescission. Plaintiffs claims are now again pending in Circuit Court. Plaintiffs filed a purported Class Action Amendment on March 24, 1994 seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC as a defendant. The plaintiffs also moved for class certification. Motions to dismiss and to deny class certification have been filed. Before plaintiffs responded or the motions were heard, plaintiffs filed a new motion for leave to file consolidated class action amendments and a new motion for class certification. In March 1995, defendants filed memoranda opposing consolidation and opposing class certification. The individual and corporate defendants sold a total of $1,890,500 of limited partnership interests in the predecessor partnerships. Limited partners holding approximately $1,042,800 of limited partnership interests have filed an action for recision. Under the appellate decision, if recision was made to all limited partners that filed an action, refunds, at March 31, 1995, (including interest payments thereon) would amount to approximately $1,800,000 plus attorney's fees. If the class is certified, refunds at March 31, 1995, (including interest payments and attorney's fees thereon) would be approximately $4.0 million. A liability for such amount is included in the accompanying financial statements.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In January, 1982, an individual filed suit against a subsidiary of the Company, Eden United, Inc. ("Eden"), seeking return of an earnest money deposit held by an escrow agent and liquidated damages in the amount of $85,000 as a result of the failure to close the purchase and sale of an apartment complex in Indianapolis, Indiana. Eden was to have purchased the apartment complex from a third party and then immediately resell it to plaintiff. The third party was named as a co-defendant and such third party also filed a cross claim against Eden, seeking to recover the earnest money deposit. In September 1983, Plaintiff filed an amended complaint, naming additional subsidiaries of the Company and certain officers of the Company as additional defendants. The amended complaint sought unspecified damages based upon alleged fraud and interference with contract. In interrogatory answers served in September 1987, Plaintiff stated for the first time that he was seeking damages in the form of lost profits in the amount of approximately $6,350,000. The case went to trial during October 1988. On April 26, 1989, the Court entered a judgment against Eden, the Company and certain additional subsidiaries of the Company jointly and severally in the sum of $85,000 for liquidated damages with interest accruing at 8% per annum from September 1, 1981, normal compensatory damages of $1.00, and punitive damages in the sum of $100,000. The judgment also awarded the Plaintiff the return of his $85,000 escrow deposit, and awards the third party $85,000 in damages plus interest accruing from September 14, 1981 against Eden. The Company has charged expense for the above amounts. Both Short and the Company appealed the judgment and in June 1991, the appellate court reversed the trial court's decision on the issue of compensatory damages, determined that Short might be entitled to an award of compensatory damages and remanded the case to the trial court to determine the amount of compensatory damages to be awarded. A hearing on remand was held on February 3, 1993. On February 25, 1994, the court on remand awarded plaintiff a judgment in the amount of $85,000 for liquidated damages for breach of contract jointly and severally from the subsidiary, the Registrant and certain named affiliates, plus prejudgment interest of $52,108 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. Additionally, plaintiff was awarded a judgment against the defendants in the amount of $2,570,000 for tortious interference, plus prejudgment interest of $469,400 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. The Company posted a $4.8 million appeal bond and appealed the February 25, judgment. Such bond is collateralized by approximately $4.8 million of securities available for sale. Oral arguments were presented on the appeal in March 1995.

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
------------------------------------------------
Following is quarterly financial information for the years ended 1994 and 1993 (in thousands, except per share data):

                                                                Quarter Ended
                                        --------------------------------------------------------------------------------
1994:                                      March 31,      June 30,      September 30,       December 31,        Total
                                           ---------      --------      -------------       ------------        ------
Revenues                                  $   1,008          3,610           1,902              2,270            8,790
Costs and expenses                            2,968          4,625           2,418              3,906           13,917
Income (loss) before
 extraordinary item                              28            889           1,540              2,465            4,922
Net income (loss)                                28          8,643           7,972             11,023           27,666
                                             ======         ======           =====              =====           ======

Earnings (loss) per share before
 extraordinary item                       $     .01            .43             .75               1.20             2.39
Extraordinary item                               -            3.77            3.13               4.16            11.06
                                             ------          -----           -----               ----             ----
Net earnings (loss) per share             $     .01           4.20            3.88               5.36            13.45
                                             ======          =====           =====               ====             ====

                                                             Quarter Ended
                                        --------------------------------------------------------------------------------
1993:                                      March 31,      June 30,      September 30,       December 31,        Total
                                           ---------      --------      -------------       ------------       ------

Revenues                                  $   1,092            866             814              2,279            5,051
Costs and expenses                            3,079          3,003           3,113              7,923           17,118
Income (loss) before cumulative effect
 of change in accounting for
 income taxes                                    32          1,095             793             (3,223)          (1,303)
Net (loss)                                     (469)         1,095             793             (3,223)          (1,804)
                                            =======        =======          ======              =====          =======
(Loss) per share before
 cumulative effect of change in
 accounting for income taxes              $  (0.08)           0.53            0.36              (1.99)           (1.18)
Cumulative effect of change in
  accounting for income taxes                (0.29)            -               -                  -               (.29)
                                            -------        -------          ------              -----          -------
Net income (loss) per share               $  (0.37)           0.53            0.36              (1.99)           (1.47)
                                            =======        =======          ======              =====          =======

During the fourth quarter of 1994, the Courts approved the settlement of litigation in connection with the 1989 Exchange. In connection therewith, the Company recognized an extraordinary pre-tax gain of approximately $7.8 million.

During the fourth quarter of 1993, the company's ownership interest in BankAtlantic's decreased from 77.83% to 48.17% with the ownership percentage less than 50% the accounts of BankAtlantic have been removed from the consolidated financial statement and the company's investment in BankAtlantic is recorded using the equity methods. The effect of this change has been applied effective January 1, 1993. The company's quarterly filings for the first three quarters of 1993 were done with the accounts of BankAtlantic on a consolidated basis but are reflected herein without the inclusion of the accounts of BankAtlantic.

On July 13, 1994 BankAtlantic, A Federal Savings Bank ("BankAtlantic") consummated a reorganization into a holding company structure and BankAtlantic Bancorp, Inc. ("BBC") acquired all the capital stock of BankAtlantic thereby becoming a unitary savings bank holding company. The reorganization resulted in BankAtlantic becoming a wholly-owned subsidiary of BBC with BFC becoming a shareholder of BBC on the same proportionate basis as was the Company's ownership in BankAtlantic.

17. CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------
In addition to the non-cash investing and financing activities described in notes 2, 6 and 9, other non-cash investing and financing activities are as follows:
                                                         December 31,
                                                  --------------------
                                                1994       1993      1992
                                               ------     ------    ------
The reclassification of redeemable
 common stock to additional paid-in
 capital due to the cancellation
 of a shareholder agreement                    5,776          -         -
The net gains associated with the
 settlement of the 1991 and 1989 Exchange
 litigation, net of income taxes              22,744          -         -
The increase in stockholders' equity
 resulting from the Company's
 proportionate share of BBC's net
 unrealized appreciation on
 mortgage-backed securities available for
 for sale, less related deferred income taxes     93          -         -
Deferred gain on debt restructuring              356          -         -
The decrease in the redeemed debenture
 liability transferred from the escrow
 accounts to fund the 1991 Exchange            8,923          -         -
Loans transferred to REO and other
 repossessed assets                               -           -      7,994
Effect of issuance of BankAtlantic
  common stock to BankAtlantic minority
  stockholders                                    15         268       -
Loan charge-offs                                  -           -     12,679
Costs of assets transferred to
 available for sale                               -           -    305,731
Mortgages eliminated in connection with the
 disposition of real estate acquired
 in debenture Exchanges                       11,112          -      8,821
Real estate owned charge-offs                     -           -      2,398
BankAtlantic dividends on common stock
 declared and not received                       191         187       -
Interest paid on borrowings                    2,323       2,948    59,933


18. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
-------------------------------------------------
The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS 107) issued by the FASB.

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

1993 fair value for the 1989 Exchange debentures was based upon the value established in a December 1992 jury verdict in connection with litigation regarding that transaction. With respect to the 1991 Exchange debentures, fair value was determined based upon the amount included in a settlement agreement regarding litigation pertaining to those debentures.

The following table presents information for the Company's financial instruments as of December 31, 1994 and 1993 (in thousands):

                                               1994                   1993
                                         --------------        --------------
                                    Carrying    Fair       Carrying    Fair
                                     Amount     Value       Amount    Value
                                    --------    -----      -------     -------
Financial assets:
 Cash and cash equivalents       $      711        711         349         349
 Securities available for sale        5,869      5,869      20,373      20,373
 Mortgage notes and related
  receivables, net                    4,904      4,904       9,179       9,179

Financial liabilities:
 Mortgage payables and other
  borrowings                         26,618     26,618      30,367      30,367
 Exchange debentures, net             6,616      6,616      35,651      29,166
                                    ========    ======     =======     =======



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

Item 14 (d), financial statements of subsidiaries not consolidated and fifty percent or less owned persons, is incorporated by reference to the annual report on Form 10-K of BankAtlantic Bancorp, Inc. for the fiscal year end December 31, 1994, Commission File Number 33-81972, filed with the Securities and Exchange Commission.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)-1 Financial Statements - See Item 8

(a)-2 Financial Statement Schedules - All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(a)-3  Index to Exhibits
       -----------------

(3) Articles of Incorporation, as amended - See Exhibit (3) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989. By-laws
      - See Exhibit E of Proxy Statement/Prospectus dated June 20, 1980.

(4)   Instruments defining the rights of security holders, including indentures
      - Not applicable.

(9)   Voting trust agreement - Not applicable.

(10)  Material contracts: - Not applicable.

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

(19)  Previously unfiled documents - Not applicable.

(22)  Subsidiaries of the registrant:
                                                               State of
            Name                                             Organization
            ----                                             ------------
            BankAtlantic Bancorp, Inc.                         Florida
            Realty 2000 Corporation                            Florida
            Eden Services, Inc.                                Florida
            Eden United, Inc.                                  Florida
            First Pensacola Mortgage Company, Inc.             Florida
            U.S. Capital Securities, Inc.                      Florida
            I.R.E. Property Analysts, Inc.                     Florida
            I.R.E. Realty Advisory Group, Inc.                 Florida
            I.R.E. Real Estate Investments, Inc.               Florida
            I.R.E. Real Estate Investments, Series 2, Inc.     Florida
            I.R.E. Property Management, Inc.                   Florida
            I.R.E. Real Estate Funds, Inc.                     Florida
            I.R.E. Advisors Series 21, Corp.                   Florida
            I.R.E. Advisors Series 23, Corp.                   Florida
            I.R.E. Advisors Series 24, Corp.                   Florida
            I.R.E. Advisors Series 25, Corp.                   Florida
            I.R.E. Advisors Series 26, Corp.                   Florida
            I.R.E. Advisors Series 27, Corp.                   Florida
            I.R.E. Advisors Series 28, Corp.                   Florida
            I.R.E. Advisors Series 29, Corp.                   Florida
            I.R.E. Income Advisors Corp.                       Florida
            I.R.E. Pension Advisors, Corp.                     Florida
            I.R.E. Pension Advisors II, Corp.                  Florida

(23) Published report regarding matters submitted to vote of security holders - Not applicable.

(24)  Consents of experts and counsel - Not applicable.

(25)  Power of attorney - Not applicable.

(27)  Financial data schedule - Attached as Exhibit 27.

(28)  Additional exhibits - Not applicable.

(b)   Reports on Form 8-K
      -------------------
      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)   Exhibits - See 14(a) - 3 above.

(d) Financial statements of subsidiaries not consolidated and fifty percent or less owned persons:

      Annual report on Form 10-K for the fiscal year end December 31, 1994 of BankAtlantic Bancorp, Inc.


                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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




/S/ Alan B. Levan                                              March 27, 1994
----------------------------------------
ALAN B. LEVAN, Director and
   Principal Executive Officer




/S/ Glen R. Gilbert                                            March 27, 1994
----------------------------------------
GLEN R. GILBERT, Chief Financial Officer


 /S/ John E. Abdo                                              March 27, 1994
----------------------------------------
JOHN E. ABDO, Director




/S/ Earl Pertnoy                                               March 27, 1994
----------------------------------------
EARL PERTNOY, Director




/S/ Carl E.B. McKenry, Jr.                                     March 27, 1994
----------------------------------------
CARL E. B. McKENRY, JR., Director




                                           BFC FINANCIAL CORPORATION                 Exhibit 12
                                CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                                                 -
                                           (In thousands)

                                        Year ended  Year ended  Year ended   Year ended  Year ended
                                         December    December    December     December    December
                                         31, 1994    31, 1993    31, 1992     31, 1991    31, 1990
                                        ----------  ----------  ----------   ----------  ----------
                                                                    (1)         (1)         (1)
Fixed Charges:
 Interest                             $     8,276        9,063     64,883       99,944     133,533
 Eliminate Bankatlantic                      -            -       (55,567)     (90,998)   (127,218)
                                        ----------  ----------  ----------  ----------  ----------
                                            8,276        9,063      9,316        8,946       6,315
                                        ==========  ==========  ==========  ==========  ==========

Earnings (Loss):
 Pretax Earnings                            2,913       (1,303)    11,210      (22,585)    (14,542)
 Minority Interest In
  Bankatlantic                               -            -         3,964       (2,977)     (2,202)
                                        ----------  ----------  ----------  ----------  ----------
 Pretax Earnings (Loss) Before
   Minority Interest                        2,913       (1,303)    15,174      (25,562)    (16,744)
 Eliminate Bankatlantic                    (8,040)     (10,764)   (25,300)      14,779       8,193
 Bankatlantic Dividends                       753          271       -            -           -
 Fixed Charges                              8,276        9,063      9,316        8,946       6,315
                                        ----------  ----------  ----------  ----------  ----------
                                      $     3,902       (2,733)      (810)      (1,837)     (2,236)
                                        ==========  ==========  ==========  ==========  ==========

Ratio                                        0.47       (0.30)     (0.09)       (0.21)      (0.35)
                                        ==========  ==========  ==========  ==========  ==========

COVERAGE DEFICIENCY                   $     4,374       11,796     10,126       10,783       8,551
                                        ==========  ==========  ==========  ==========  ==========

(1) The operations of BBC have been eliminated since there is a dividend restriction between BBC and BankAtlantic and all of BBC's earnings in 1994 were derived from BankAtlantic.

