Form 10-K/A
period 1994-12-31
BFC FINANCIAL CORP
filed 1995-05-01
CIK 315858

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

                        Amendment No. 1 to Annual Report

                                  on FORM 10-K

                      for the year ended December 31, 1994






The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994, as set forth in the pages attached hereto:

     Add the following items to Part III:

      Item 10.Directors and Executive Officers of the Registrant.
      Item 11.Executive Compensation.
      Item 12.Security Ownership of Certain Beneficial Owners and Management.
      Item 13.Certain Relationships and Related Transactions.

Such items are attached hereto.





                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

(a)   Identification of Directors.
      ----------------------------

        Name                Age    Director Since   Term Expires
        ----                ---    --------------   ------------

    Alan B. Levan           50          1978            1995
    Earl Pertnoy            68          1978            1996
    Carl E.B. McKenry, Jr.  65          1981            1997
    John E. Abdo            51          1988            1996

All Directors are to serve until the election and qualification of their respective successors.

(b)   Identification of Executive Officers.
      -------------------------------------

       Name            Age     Position
       ----            ---     --------
   Alan B. Levan       50      President, Chairman of the Board, Director
   Glen R. Gilbert     50      Senior Vice President, Chief Financial Officer
                                and Secretary

All officers are to serve until they resign or are replaced by the Board of Directors.

(c)   Identification of Certain Significant Employees.
      ------------------------------------------------

The following persons are executive officers of the BFC Financial Corporation's principal subsidiary, BankAtlantic Bancorp, Inc. ("BBC") Positions indicated are those held at BBC.

      Name           Age      Position
      ----           ---      --------
    Alan B. Levan     50    Director, Chairman of the Board and Chief Executive
                             Officer
    John E. Abdo      51    Director, Vice Chairman of the Board
    John P. O'Neill   45    Director, President
    Frank V. Grieco   50    Director, Senior Executive Vice President
    Jasper Eanes      49    Executive Vice President, Chief Financial Officer


(d)   Family Relationships.
      ---------------------

     None.

(e)   Business Experience.
      --------------------

ALAN B. LEVAN formed the I.R.E. Group in 1972. Since 1978, he has been the Chairman of the Board, President, and Chief Executive Officer of BFC Financial Corporation ("BFC") or its predecessors. He is Chairman of the Board and President of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., U.S. Capital Securities, Inc., and Florida Partners Corporation. He is Chairman of the Board and Chief Executive Officer of BBC and BankAtlantic, A Federal Savings Bank ("BankAtlantic"). He is an individual general partner and an officer and a director of the corporate general partners of various public limited partnerships all of which are affiliated with BFC.

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

JOHN E. ABDO has been principally employed as President and Chief Executive Officer of Wellington Construction & Realty, Inc., a real estate development, construction and brokerage firm, for more than five years. He is Vice Chairman of BBC. He has been a director of BankAtlantic since 1984 and President of BankAtlantic Development Corporation, a wholly-owned subsidiary of BankAtlantic, since 1985. He has been Chairman of the Executive Committee of BankAtlantic since October 1985 and Vice Chairman of the Board of BankAtlantic since April 1987. He is also a director of Benihana National Corporation and a director and Chairman of the Board of Coconut Code, Inc.

GLEN R. GILBERT has been Senior Vice President of BFC Financial Corporation since January 1984. In May 1987, he was appointed Chief Financial Officer and in October 1988, was appointed Secretary. He joined BFC in November 1980 as Vice President and Chief Accountant. He has been a certified public accountant since 1970. He serves as an officer of Florida Partners Corporation and of the corporate general partners of various affiliated public limited partnerships.

The principal occupation and certain other information with respect to certain significant employees of BFC, not included above, is set forth below. All named persons are executive officers of BFC's principal subsidiary, BBC. The positions indicated are those held at BBC.

JASPER R. EANES is Executive Vice President and Chief Financial Officer of BBC. He joined BankAtlantic in January 1989 as Senior Vice President, Director of Internal Auditing and became Executive Vice President, Chief Financial Officer in August 1989. Prior to joining BankAtlantic, he served as Senior Vice President, Chief Financial Officer of Newport News Savings Bank, Newport News, Virginia.

FRANK V. GRIECO is Senior Executive Vice President and a Director of BBC. He joined BankAtlantic in April 1991 as a Director and Senior Executive Vice President. Prior to joining BankAtlantic, from May 1987 to April 1991, he was the sole proprietor of a financial consulting firm

JOHN P. O'NEILL is President and a Director of BBC. He joined BankAtlantic in March 1986 as Vice President and Manager of Branch Sales and Administration. He became Senior Vice President, Community Banking in December 1986 and Executive Vice President, Retail Banking in June 1988. He was elected President in July 1991 and became a Director in August 1991, filling a vacancy on the Board.

(f)  Involvement in Certain Legal Proceedings.
     -----------------------------------------

Not applicable.

(g)  Promoters and Control Persons.
     ------------------------------

Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

(b)  Summary Compensation Table.
     ---------------------------

The following table and the notes thereto set forth information with respect to annual compensation paid by BFC and its subsidiaries, excluding BBC and BankAtlantic, for services rendered in all capacities during the year ended December 31, 1994, to each of the executive officers of BFC as well as total annual compensation paid to each of those individuals for the prior two years.

                                                                   Long-Term Compensation
                                                                   ----------------------

                                    Annual Compensation        Awards        Payouts
                                    -------------------        ------        -------

                                                          Other    Restricted    Stock                 All
        Name and                                         Annual      Stock      Options               Other
       Principal                                         Compen-   Awards(s)    Awarded     LTIP     Compen-
        Position          Year      Salary     Bonus     sation       ($)         (#)      Payouts  sation(2)
- -----------------------   ----     ----------  -------   --------- ----------- ----------  --------- ---------
Alan B. Levan(1)          1994    $   300,577    5,769       9,647           -    100,000        436   158,601
 Chairman of the Board,   1993        301,154   11,538      15,397           -          -        431    29,997
 President and Chief      1992        302,307        -                       -          -        448
 Executive Officer

Glen R. Gilbert           1994        190,676    3,660           -           -     15,000        436         -
 Senior Vice President,   1993        191,164    7,320           -           -          -        431         -
 Chief Financial Officer  1992        188,165        -                       -          -        448
 and Secretary

~~~~~~~~~~~
(1) Excludes salary, bonuses and other compensation, respectively, paid by BankAtlantic in the amount of $294,965, $151,050 and $2,212 for 1994, $263,853, $101,517 and $946 for 1993, and $259,615, $14,274 and $389 for
     1992.

(2)  Represents reimbursements or payments for life and disability insurance.

The foregoing table includes only executive officers of BFC and does not include executive officers of BBC or BankAtlantic. Other than Alan B. Levan, executive officers of BBC and BankAtlantic do not have significant executive responsibilities with respect to key policy decisions of BFC.

(c)  Options/SAR Grants Table.
     -------------------------


The following table sets forth information concerning individual grants of stock options pursuant to BFC's Stock Option Plan during the year ended December 31, 1994 to each of the named executive officers. BFC has not granted and does not currently grant stock appreciation rights.

                                                                                      Potential  Realizable
                                                                                        Value at Assumed
                                                                                      Annual Rates of Stock
                                                                                       Price Appreciation
                                              Individual Grants                       for Option Term (2)
                           --------------------------------------------------------   -------------------------
                           Number of       % of Total
                           Securities        Options
                           Underlying      Granted to       Exercise
                            Options       Employees in       Price       Expiration
          Name             Granted(1)      Fiscal Year     ($/Share)        Date          5% ($)       10% ($)
          ----             ----------      -----------     ---------        ----          ------       -------
Alan B. Levan                100,000              87%           4.95       2/11/04        238,003       672,184
Glen R. Gilbert               15,000              13%           4.50       2/11/04         42,450       107,578

(1) Options vest 1/3 on February 11, 1994, 1/3 on February 11, 1995 and 1/3 on February 11, 1996.

(2) Amounts for the named executive have been calculated by multiplying the year end stock price by the annual appreciation rate shown (compounded for the remaining term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. The dollar amounts under these columns are the result of calculations based upon assumed rates of annual compounded stock price appreciation specified by regulation and are not intended to forecast actual future appreciation rates of BFC's stock prices.

(d)  Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table.
     ---------------------------------------------------------------------------

The following table sets forth as to each of the named executive officers information with respect to the number of shares of Common Stock underlying unexercised options at December 31, 1994. There were no shares acquired upon exercise of options during 1994 and, at December 31, 1994, none of the unexercised options were in-the-money. BFC has not granted and does not currently grant stock appreciation rights.

 (e) Long-Term Incentive Plan ("LTIP") Awards Table
     ----------------------------------------------

BFC has made available a profit-sharing plan to all employees (other than BBC employees) who meet certain minimum requirements. BFC is not required to make any contribution and the amount of BFC's contribution is determined each year by the Board of Directors. It requires a uniform allocation to each employee of 0% to 15% of compensation (maximum compensation considered is $50,000). Vesting is in increments over a 7-year period to 100%. Alan B. Levan and Glen R. Gilbert are 100% vested.
                                       Performance Period    Threshold,
                          Amount of     Until Maturation       Target
           Name             Award          or Payment       and Maximum
           ----             -----          ----------       -----------

           Alan B. Levan    $  431            1993            $56,279
           Glen R. Gilbert  $  431            1993            $44,438



(f)  Defined Benefit or Actuarial Plan Disclosure
     --------------------------------------------

Not applicable.

(g)  Compensation of Directors
     -------------------------

Members of the Board of Directors of BFC who are not employees of BFC receive $1,300 per month for serving on BFC's Board. Additionally, members of the Audit Committee receive a fee of $1,000 per Audit Committee meeting attended. Other than such compensation, there are no other arrangements pursuant to which any director is compensated for his services as such.

(h)  Employment Contracts and Termination of Employment and Change of  Control
     -------------------------------------------------------------------------
     Arrangements
     ------------

Not applicable.

(j)  Compensation Committee Interlocks and Insider Participation
     -----------------------------------------------------------

Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT
- ----------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

The following table and the notes thereto set forth certain information as to those persons known to BFC to be the beneficial owners of more than five percent (5%) of BFC's outstanding Common Stock as of April 28, 1995. Unless otherwise indicated, the beneficial owners listed below have sole voting and investment power over the shares listed beside their names.
 Title            Name and Address                 Amount and Nature    Percent
of Class        of Beneficial Owner               of Beneficial Owner   of Class
- --------        -------------------               -------------------   --------
                                                          (1)             (1)

 Common      I.R.E. Realty Advisors, Inc.               242,221           9.6%
             1750 East Sunrise Boulevard                Direct
             Fort Lauderdale, Florida  33304

 Common      I.R.E. Properties, Inc.                    136,666           5.4%
             1750 East Sunrise Boulevard                Direct
             Fort Lauderdale, Florida  33304

 Common      I.R.E. Realty Advisory Group, Inc.         500,000          19.8%
             1750 East Sunrise Boulevard                Direct
             Fort Lauderdale, Florida  33304

 Common      Alan B. Levan (1)(3)(5)                    157,064           6.2%
             1750 East Sunrise Boulevard                Direct
             Fort Lauderdale, Florida  33304

 Common      Florida Partners Corporation               133,314           5.3%
             1750 East Sunrise Boulevard                Direct
             Fort Lauderdale, Florida  33304

 Common      John E. Abdo (1)                           461,027          18.3%
             1350 N.E. 56 Street                        Direct
             Fort Lauderdale, Florida 33334

 Common      Dr. Herbert A. Wertheim (4)                382,048          15.1%
             191 Leucadendra Drive                      Direct
             Coral Gables, Florida  33156
~~~~~~~~~~~~~~~~~~~~~~
(1) Amount and nature of beneficial ownership and percent of class include exercisable options to purchase common stock as follows:

                                  Number of
                Name               Shares
                ----               ------
              Alan B. Levan        99,999
              John E. Abdo         99,999
              Glen R. Gilbert      13,333
              Earl Pertnoy          3,333
              Carl E.B. McKenry     3,333
                                  -------
                Total             219,997
                                  =======

(2)   BFC owns 50% of I.R.E. Realty Advisory Group, Inc.

(3) Alan B. Levan is a controlling and majority shareholder of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc. and may be deemed to be the controlling shareholder of I.R.E. Realty Advisory Group, Inc. and Florida Partners Corporation and therefore may be deemed to be the beneficial owner of the shares of Common Stock owned by such entities in addition to his personal holdings of Common Stock, for an aggregate beneficial ownership of 1,169,265 shares of Common Stock (46.3%).

(4) Dr. Wertheim reported that he owns 382,048 shares of BFC's Common Stock on a Schedule 13D dated March 13, 1995. The Schedule 13D indicates that the shares were acquired for private investment.

(5)  1,200 of such shares are held of record by Mr. Levan's wife.

(6) In February 1995, Mr. Levan and Mr. Abdo each received options to acquire 100,000 shares of Common Stock of BFC (33,333 of which are currently exercisable and are included in the table in note 1 above) and Mr. Gilbert received options to acquire 10,000 shares of Common Stock of BFC (3,333 of which are currently exercisable and are included in the table in note 1 above).

BFC knows of no other persons who beneficially own 5% or more of its outstanding Common Stock.

(b)   Security Ownership of Management
      --------------------------------

Set forth in the following table and notes thereto is certain information with respect to the beneficial ownership of shares of Common Stock as of April 28, 1995 by each of the directors of BFC and all directors and officers of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power over the shares listed beside their names.

      Title       Name of Beneficial      Amount and Nature of Percent
     of Class     Owner or Number in GroupBeneficial Ownership of Class
     --------     -------------------------------------------- --------
                                                   (1)           (1)

     Common      Alan B. Levan (1)(4)        157,064 Direct       6.2%
                                           1,012,201 Indirect    40.1%

     Common      Earl Pertnoy (2)             9,833 Direct         .4%

     Common      Carl E. B. McKenry, (3)      4,000 Direct         .2%

     Common      John E. Abdo (1)            461,027 Direct      18.3%

     Common      Glen R. Gilbert             14,311 Direct         .6%

     Common      All officers and directors
                  as a group (5 persons)       1,658,436         65.7%
~~~~~~~~~~~~~~~~~~~~~

      (1) See Footnote 1, 2 and 3 to the table under the heading "Security Ownership of Certain Beneficial Owners & Management".

      (2)      1,500 of such shares are held of record by Mr. Pertnoy's wife.

      (3)      667 of such shares are held of record in an IRA account.

      (4)      1,200 of such shares are held of record by Mr. Levan's wife.

(c)  Changes in Control
     ------------------

   None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

(a)   Transactions with Management and Others
      ---------------------------------------

During the year ended December 31, 1994, BFC provided the following services for and received reimbursements from the entities indicated, for the amounts indicated:
                                                              Amount of Fee
                                                              or (Payment)
     Name and Relationship to BFC          Transaction        or (Accrual)
     ----------------------------          -----------        ------------
   I.R.E. Pension Investors, Ltd.       Property management    $ 70,104
     (Managing General Partner is       Administrative and
     subsidiary of BFC)                 accounting services    $ 51,582

(b)   Certain Business Relationships
      ------------------------------

Alan B. Levan, the President and a director of BFC, is also President and a director of I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., I.R.E. Realty Advisors, Inc. and Florida Partners Corporation. Mr. Levan is also Chairman of the Board and Chief Executive Officer of BBC and BankAtlantic. Mr. Levan is also a shareholder of I.R.E. Properties, Inc. and I.R.E. Advisors, Inc. and may be deemed controlling shareholder of BFC. Mr. Levan, Earl Pertnoy and Carl McKenry serve on the Board of Directors of managing general partners of affiliated public limited partnerships. John E. Abdo, a director of BFC, is Vice Chairman of the Board of BankAtlantic.

Management believes that all transactions between BFC and its affiliates were on terms at least as favorable as could have been obtained from unaffiliated third parties.

In June 1994, an entity controlled BFC acquired from an independent third party
23.7 acres of unimproved land know as the "Cypress Creek" property located in Fort Lauderdale, Florida for a purchase price of approximately $3.6 million.
BFC has agreed to pay John E. Abdo, a director of BFC, and certain of his affiliates (the "Abdo Group") fifty percent of the profits (as defined), if any, received on the sale of the property. At December 31, 1994, BFC had a contract to sell the Cypress Creek property for approximately $9.7 million. Consummation of the sale of the property pursuant to the contract is subject to a number of conditions and there is no assurance that the property will be sold on that basis.

In December 1994, an entity controlled by the BFC acquired from unaffiliated seller 60.1 acres of unimproved land know as the "Centerport" property in Pompano Beach, Florida for the purchase price of approximately $6.3 million. The Abdo Group has an interest in the entity which holds this property entitling the Abdo Group to a fifty percent interest in the profits of the entity after a priority return in favor of BFC.

(c)   Indebtedness of Management
      --------------------------

Not applicable.








                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the BFC has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



BFC Financial Corporation



By:       /S/
     ---------------
     Glen R. Gilbert
     Senior Vice President


April 28, 1995