Form 10-Q
period 1995-03-31
BFC FINANCIAL CORP
filed 1995-05-10
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
                                   =========


                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act Of 1934


   For the Quarter ended                            Commission File Number
      March 31, 1995                                        0-9811
   --------------------                             ----------------------


                           BFC FINANCIAL CORPORATION
                           =========================



            Florida                                    59-2022148
- ------------------------------             ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                       33304
- ----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (305) 760-5200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X       No
                                -----         -----


Indicate the number of shares outstanding of the issuer's classes of common stock as of May 10, 1995.

          Class                                       Shares Outstanding
       ----------                                     ------------------
 Common stock, par value                                   2,305,682
     $0.01 per share

     Special Class A                                   None outstanding
 Common stock, par value
     $0.01 par value



               BFC Financial Corporation and Subsidiaries
             Consolidated Statements of Financial Condition

                  March 31, 1995 and December 31, 1994
                    (in thousands, except share data)
                               (Unaudited)


                                 ASSETS
                                ---------

                                                           1995      1994
                                                         --------   --------
 Cash and cash equivalents                             $      382        711
 Securities available for sale                              5,650      5,869
 Investment in BankAtlantic Bancorp, Inc. ("BBC")          46,178     43,768
 Mortgage notes and related receivables, net                4,877      4,904
 Real estate acquired in debenture exchanges, net          11,062     11,169
 Real estate investments                                    9,959      9,912
 Escrow for redeemed debenture liability                   10,511     12,223
 Other assets                                               2,592      2,735
                                                         --------   --------
       Total assets                                    $   91,211     91,291
                                                         ========   ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
           ---------------------------------------------------

 Exchange debentures, net                                   6,623      6,616
 Mortgage payables and other borrowings                    26,541     26,618
 Deferred interest on the exchange debentures               3,839      3,494
 Redeemed debenture liability                              16,693     18,395
 Other liabilities                                          9,585      9,636
                                                         --------   --------
   Total liabilities                                       63,281     64,759
 Commitments and contingencies

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                              -          -
 Special class A common stock of $.01 par value;
  authorized 20,000,000 shares; none issued                   -          -
 Common stock of $.01 par value; authorized
  20,000,000 shares; issued 2,351,021
  in 1995 and 1994                                             17         17
 Additional paid-in capital                                21,025     21,025
Retained earnings                                           6,641      5,677
 Less: treasury stock
   (45,339 shares for 1995 and 1994)                        (280)      (280)
                                                           ------     ------
  Total stockholders' equity before BBC
    net unrealized appreciation on mortgage-
     backed securities available for
     sale-net of deferred income taxes                     27,403     26,439

 BBC net unrealized appreciation
  on mortgage-backed securities available for
  sale-net of deferred income taxes                           527         93
                                                           ------     ------
  Total stockholders' equity                               27,930     26,532
                                                           ------     ------
      Total liabilities and stockholders' equity     $     91,211     91,291
                                                          =======    =======


See accompanying notes to unaudited consolidated financial statements.
              BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations

          For the three months ended March 31, 1995 and 1994
                (in thousands, except per share data)
                             (Unaudited)


                                                     Three months ended
                                                          March 31,
                                                      -------    -------
                                                        1995      1994
                                                      -------    -------
REVENUES:
 Interest on mortgage notes and related
  receivables                                      $       111         182
 Interest and dividends on other
  investment securities                                    177         206
 Earnings on real estate
  operations, net                                           52         575
 Other income, net                                         118          45
                                                       -------     -------
TOTAL REVENUES                                             458       1,008
                                                       -------     -------

COSTS AND EXPENSES:
 Interest on exchange debentures                           451       1,790
 Interest on mortgages payable                             635         689
 Employee compensation and benefits                        254         273
 Occupancy and equipment                                    13          14
 General and administrative, net                           308         202
                                                       -------     -------
TOTAL COST AND EXPENSES                                  1,661       2,968
                                                       -------     -------
(Loss) before equity in earnings
  of BBC                                               (1,203)     (1,960)
Equity in earnings of BBC                                2,167       1,988
                                                       -------     -------
NET INCOME                                         $       964          28
                                                       =======     =======


INCOME PER SHARE                                   $      0.47        0.01
                                                       =======     =======

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                            2,056       2,056
                                                       =======     =======








See accompanying notes to unaudited consolidated financial statements




              BFC Financial Corporation and Subsidiaries

           Consolidated Statements of Stockholders' Equity
              For the three months ended March 31, 1995
                            (in thousands)
                             (Unaudited)

                                 Addi-
                                 tional                 Trea-
                       Common   Paid-in     Retained    sury
                        Stock   Capital     earnings    Stock  Other    Total
                       -------  -------     -------    ------  ------  -------
Balance at
 December 31, 1994 $       17     21,025        5,677    (280)    93    26,532

Change in BBC net
 unrealized
 appreciation on
 mortgage-backed
 securities available
 for sale-net of
 deferred income
 taxes                      -          -            -       -    434       434


Net income                  -          -          964       -      -       964
                       -------    -------      -------  ------ ------   -------
Balance at
 March 31, 1995    $       17     21,025        6,641    (280)   527    27,930
                        ======    =======     ======== =======  =====   =======


See accompanying notes to unaudited consolidated financial statements



          BFC Financial Corporation and Subsidiaries
             Consolidated Statements of Cash Flow
      For the three months ended March 31, 1995 and 1994
                        (In thousands)
                         (Unaudited)

                                                   March 31,
                                                -------- --------
                                                  1995     1994
                                                -------- --------
OPERATING ACTIVITIES:
Net income                                    $      964        28
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
Equity in earnings of BBC                        (2,167)   (1,988)
Depreciation                                         189       442
Accretion on exchange debentures
 and mortgage payables                                 7        28
Tax effect of real estate acquired
 in debenture exchange                             -          (27)
Amortization of discount on
 loans receivable                                    (7)      (18)
Increase in deferred interest on the
 exchange debentures                                 345     1,756
Increase (decrease) in other liabilities            (51)        87
Accrued interest income on escrow accounts          (87)     -
Interest accrued regarding redeemed
 debenture liability                                  98     -
Decrease (increase) in other assets                  134     (115)
                                                --------  --------
NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES                      $    (575)       193
                                                --------  --------
INVESTING ACTIVITIES:
Common stock dividends received from BBC             191       187
Increase in securities available
 for sale                                        (4,801)   (7,954)
Decrease in securities available
 for sale                                          5,020    20,373
Increase in the escrow to fund redeemed
 debenture liability                               -      (12,500)
Principal reduction on loans receivable               34        65
Additions to office properties
 and equipment                                     -          (12)
Increase in real estate investments                 (47)     -
Improvements to real estate acquired in
 debenture exchanges                                (74)     (196)
                                                --------  --------
NET CASH (USED) PROVIDED BY
 INVESTING ACTIVITIES                       $        323      (37)
                                                --------  --------
FINANCING ACTIVITIES:
Repayment of borrowings                     $       (77)     (212)
                                                --------  --------
NET CASH (USED) BY FINANCING
 ACTIVITIES                                         (77)     (212)
                                                --------  --------
DECREASE IN CASH AND
 CASH EQUIVALENTS                                  (329)      (56)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                              711       349
                                                --------  --------
CASH AND CASH EQUIVALENTS
 AT END OF QUARTER                            $      382       293
                                                ========  ========

  See notes to unaudited consolidated financial statements.




                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 1995

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS
- ------------------------------------------------


The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1994 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report. The Company became a savings bank holding company in 1987 by acquiring shares of the common stock of BankAtlantic, A Federal Savings Bank ("BankAtlantic"). On July 13, 1994, BankAtlantic, consummated a reorganization into a holding company structure and BankAtlantic Bancorp, Inc. ("BBC") acquired all of the capital stock of BankAtlantic thereby becoming a unitary savings bank holding company. The reorganization resulted in BankAtlantic becoming a wholly-owned subsidiary of BBC and BFC becoming a shareholder of BBC on the same proportionate basis as was the Company's ownership in BankAtlantic. The consolidated financial statements reflect the activities of BFC Financial Corporation and its wholly owned subsidiaries ("BFC"). The Company's investment in BBC is carried on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated financial condition at March 31, 1995, the unaudited consolidated results of operations for the three months ended March 31, 1995 and 1994 the unaudited consolidated cash flows for the three months ended March 31, 1995 and 1994. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and consequently, do not include certain information and notes necessary for a complete presentation of financial condition, results of operations and cash flows as required by generally accepted accounting principles for financial statements. The 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.
- --------------------------------------------


A reconciliation of the carrying value in BBC to BBC stockholders' equity at March 31, 1995 and December 31, 1994 is as follows:

                                                   March 31,   December 31,
                                                      1995         1994
                                                    --------    ----------

BBC stockholders' equity                          $  110,187       105,520
Preferred stock of BBC                                (7,030)       (7,030)
                                                     -------       -------
BBC common stockholders' equity                      103,157        98,490
 Ownership percentage                                  48.00%        48.00%
                                                     -------       -------
                                                      49,515        47,275
Purchase accounting adjustments                       (3,337)       (3,507)
                                                     -------       -------
Investment in BBC                                 $   46,178        43,768
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

3.  SECURITIES AVAILABLE FOR SALE
- ---------------------------------


Included in securities available for sale at March 31, 1995 was approximately $5,416,000 and $234,000 of U.S. Treasury Bills and other investments, respectively. Included in securities available for sale at December 31, 1994 was approximately $5,639,000 and $230,000 of U.S. Treasury Bills and other investments, respectively. Market value at March 31, 1995 and December 31, 1994 approximates book value. Approximately $4.8 million is pledged as collateral to secure a Letter of Credit issued in connection with the Short vs. Eden United, Inc. litigation.

4.  CONSOLIDATED STATEMENTS OF CASH FLOWS
- -----------------------------------------


Other non-cash financing and investing activities for the three months ended March 31, 1995 and 1994 are as follows (in thousands):

                                                              March 31,
                                                             ----------
                                                           1995       1994
                                                          -------     -----

The reclassification of redeemable
 common stock to additional paid-in
 capital due to the cancellation
 of a shareholder agreement                              $      -     5,776
The increase in stockholders' equity resulting
 from the Company's proportionate share of BBC's
 net unrealized appreciation on
 mortgage-backed securities available for sale,
 less related deferred income taxes                           434         -
Transfers from escrow accounts to reflect
 payments on the redeemed debenture liability               1,848         -
Interest paid on borrowings                                   632       680
                                                            =====     =====





                   BFC Financial Corporation and Subsidiaries

                Management's Discussion and Analysis of Results
                     of Operations and Financial Condition

General
- -------

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company owning approximately 48% of BankAtlantic Bancorp, Inc. ("BBC"). BBC was formed in April 1994 under the laws of the state of Florida and is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic"). On July 13, 1994, BankAtlantic consummated a reorganization into a holding company structure and became a unitary savings bank holding company. The reorganization resulted in BFC becoming a shareholder of BBC on the same proportionate basis as it was in BankAtlantic before the reorganization.

Results of Operations
- ---------------------

For the quarter ended March 31, 1995 the Company reported net income of approximately $964,000 or $.47 per share as compared to net income of approximately $28,000 or $.01 per share for the comparable period in 1994.
The Company reported revenues of approximately $458,000 and $1.0 million for the three months ended March 31, 1995 and 1994, respectively. The decrease in revenues for the 1995 period as compared to the 1994 period was primarily due to decreases in interest on mortgage notes and related receivables, interest and dividends on other investment securities and earnings on real estate operations.
 Such decrease in revenues was partially offset by an increase in other income, net.

Interest on mortgage notes and related receivables decreased for the three months ended March 31, 1995 as compared to the same period in 1994 due to the elimination of five wrap mortgage note receivables from affiliated limited partnerships during the quarter ended December 31, 1994.

Interest and dividends on other investment securities decreased for the three months ended March 31, 1995 as compared to the comparable period in 1994 primarily due to a decrease in investable funds.

Earnings on real estate operations, net decreased for the three months ended March 31, 1995 as compared to the same period in 1994 primarily due to the sale and disposition of properties in 1994 and the accrual of real estate taxes for real estate investments acquired during 1994.

Other income, net increased for the three months ended March 31, 1995 as compared to the same period in 1994 primarily due to the receipt of proceeds from litigation regarding an investment that the Company wrote off in 1991.

The decrease in cost and expenses of approximately $1.3 million for the three months ended March 31, 1995 as compared to the same period in 1994 was primarily due to decreases in interest on exchange debentures and interest on mortgage payables. This decrease was offset in part by an increase in general and administrative, net.

Interest on exchange debentures decreased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of the cancellation of debentures in connection with the 1994 settlements of litigation pertaining to the 1991 and 1989 Exchange transactions.

The decrease in interest on mortgage payables for the three months ended March 31, 1995 as compared to the comparable period in 1994 was due to the elimination of mortgage debt principally related to the sale and foreclosure of properties acquired in the 1989 Exchange and 1991 Exchange. This decrease was offset in part by an increase in interest expense on additional borrowings in 1994.

The increase in general and administrative, net for the three months ended March 31, 1995 as compared to the same period in 1994 was primarily due to legal expenses and leasing expenses related to a property owned by the Company.

BBC's net income applicable to common shareholders for the three months ended March 31, 1995 and 1994 was $4.4 million and $4.3 million, respectively. The Company's equity in BBC's net income for the three months ended March 31, 1995 and 1994 was $2.2 million and $2.0 million, respectively.

Financial Condition
- -------------------

BFC's total assets at March 31, 1995 and at December 31, 1994 were $91.2 and $91.3 million, respectively. The majority of the difference at March 31, 1995 as compared to December 31, 1994 was due to decreases in securities available for sale of approximately $219,000 and an escrow for redeemed debenture liability of approximately $1.7 million. These decreases were offset by an increase in investment in BBC of approximately $2.4 million.

Investment in BBC increased by $2.4 million due to the equity in earnings of BBC for the three months ended March 31, 1995, reduced by the common stock dividends declared in 1995.

At March 31, 1995 redeemed debenture liability and the related escrow decreased by approximately $1.7 million due to payments made in accordance with the Exchange litigation settlements.

Liquidity and Capital Resources
- -------------------------------

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlement of these lawsuits occurred during 1994. A description of these settlements is contained in the Company's 1994 Annual Report.

As a result of the exchange litigation settlements, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which settlements were reached ("Holders in Due Course"), or debentures held by persons that opted out of the litigation. The Company's ability to meet its obligations and to pay interest on the debentures issued in the 1989 Exchange and the 1991 Exchange as discussed above is substantially dependent on the earnings and regulatory capital position of BBC. However, pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Additionally, until the Company can ascertain which debentures are held by Holders in Due Course, interest will continue to be deferred.

In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana (See item 3. "Litigation ", Short vs. Eden United, Inc., et.al. in the Company's 1994 Annual Report), on February 25, 1994, the court on remand awarded plaintiff a judgment totaling approximately $4.5
million, including interest.   The Company is appealing the trial court's order
and has posted an appeal bond. The bond is collateralized by approximately $4.8 million of securities available for sale. In prior years, the Company had accrued a $4.5 million provision for this litigation.

In addition to the litigation discussed above, an appellate court entered an order reversing a lower court decision in favor of the Company and its affiliates which related to the sale of units in two partnerships which participated in the 1991 Exchange. (See Item 3. "Litigation", Martha Hess, et.al. vs. Gordon, Boula, et.al. in the Company's 1994 Annual Report.) The company has accrued $4.0 million with respect to this matter. There is no requirement for a bond in connection with the appeal.

Much of the funds required currently for the litigation described above have already been provided. Other funds required, in addition to those currently available, may come from operations, borrowings against BBC stock, BBC dividends, return of excess funds placed in escrow for litigation settlements, return of the bond delivered in connection with the Short lawsuit, or sale and/or refinancing of real estate and mortgages owned.

An OTS regulation, effective August 1, 1990, limits all capital distributions made by savings institutions, including cash dividends, by permitting only institutions that meet specified capital levels to make capital distributions without prior OTS approval. The regulation established a three-tiered system, with the greatest flexibility afforded to well-capitalized institutions. An institution that meets all of its fully phased-in capital requirements and is not in need of more than normal supervision would be a "Tier 1 Institution". An institution that meets its minimum regulatory capital requirements but does not meet its fully phased-in capital requirements would be a "Tier 2 Institution". An institution that does not meet all of its minimum regulatory capital requirements would be "Tier 3 Institution". A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of net income earned to date during the current calendar year plus 50% of its capital surplus ("surplus" being the amount of capital over its fully phased-in capital requirement). Any additional capital distributions would require prior regulatory approval. A Tier 2 Institution may, after prior notice but without the approval of the OTS, make capital distributions of between 50% and 75% of its net income over the most recent four-quarter period (less any dividends previously paid during such four-quarter period) depending on how close the institution is to its fully phased-in risk-based capital requirement. A Tier 3 Institution would not be authorized to make any capital distributions without the prior approval of the OTS. Notwithstanding the provision described above, the OTS also reserves the right to object to the payment of a dividend on safety and soundness grounds. Prior to 1993, BankAtlantic had not paid any regular dividend on its common stock. In August 1993, BankAtlantic declared and paid a quarterly cash dividend to its common stockholders and has paid a regular quarterly dividend since that time. Subject to the results BankAtlantic's operations and regulatory capital requirements, BBC has indicated that it will seek to declare regular quarterly cash dividends of $0.06125 per share on its common stock. A 15% common stock dividend was declared in May 1993. Currently, the source of funds for payment of dividends by BBC is the dividends by BankAtlantic. In February 1995, BBC borrowed $4 million from an unaffiliated lender and in the future BBC may incur additional debt which may have an impact on its ability to pay dividends to the Company.

Cash Flows
- ----------

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                                Three months ended
                                                    March 31,
                                                ------------------
Net cash provided (used) by:                  1995              1994
                                             -------          -------
 Operating activities                      $   (575)              193
 Investing activities                           323               (37)
 Financing activities                           (77)             (212)
                                            -------           -------
Decrease in cash                           $   (329)              (56)
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

The primary sources of funds to the Company, for the three months ended March 31, 1995 were revenues from property operations, collections on mortgage receivables, sale of securities available for sale and dividends from BBC. These funds were primarily utilized for operating expenses at the properties, capital improvements at the properties, mortgage payables on the properties and general and administrative expenses.



                          PART II - OTHER INFORMATION


Item 1 through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibit 27 - Financial Data Schedule

  b) No report on Form 8-K was filed during the quarter ended March 31, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BFC Financial Corporation



Date: May 10, 1995               By:   /s/  Glen R. Gilbert
                                    --------------------------
                                    Glen R. Gilbert, Senior Vice President