Form 10-Q
period 1995-06-30
BFC FINANCIAL CORP
filed 1995-08-14
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
                                   =========


                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act Of 1934


   For the Quarter ended                            Commission File Number
       June 30, 1995                                        0-9811
   --------------------                             ----------------------


                           BFC FINANCIAL CORPORATION



            Florida                                    59-2022148
------------------------------             ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                       33304
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (305) 760-5200


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


Indicate the number of shares outstanding of the issuer's classes of common stock as of August 10, 1995.

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

                      June 30, 1995 and December 31, 1994
                       (in thousands, except share data)
                                  (Unaudited)

                                     ASSETS
                                     ------


                                                          1995      1994
                                                        --------   -------
Cash and cash equivalents                             $     646       711
Securities available for sale                             5,365     5,869
Investment in BankAtlantic Bancorp, Inc. ("BBC")         47,440    43,768
Mortgage notes and related receivables, net               4,849     4,904
Real estate acquired in debenture exchanges, net         10,891    11,169
Investments in and advances to real estate
 joint ventures                                           9,878     9,912
Escrow for redeemed debenture liability                   9,256    12,223
Other assets                                              2,486     2,735
                                                        -------   -------
      Total assets                                    $  90,811    91,291
                                                        =======   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Exchange debentures, net                                  6,630     6,616
Mortgage payables and other borrowings                   26,476    26,618
Deferred interest on the exchange debentures              4,195     3,494
Redeemed debenture liability                             15,467    18,395
Other liabilities                                         9,348     9,636
                                                        -------   -------
  Total liabilities                                      62,116    64,759


Commitments and contingencies

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                           -         -
 Special class A common stock of $.01 par value;
  authorized 20,000,000 shares; none issued                -         -
 Common stock of $.01 par value; authorized
  20,000,000 shares; issued 2,351,021
  in 1995 and 1994                                           17        17
 Additional paid-in capital                              19,837    21,025
Retained earnings                                         8,385     5,677
 Less: treasury stock
   (45,339 shares for 1995 and 1994)                       (280)     (280)
                                                        --------  --------
  Total stockholders' equity before BBC
    net unrealized appreciation on debt
     securities available for sale
     -net of deferred income taxes                       27,959    26,439
 BBC net unrealized appreciation
  on debt securities available for
  sale-net of deferred income taxes                         736        93
                                                        -------   -------
  Total stockholders' equity                             28,695    26,532
                                                        -------   -------
      Total liabilities and stockholders' equity      $  90,811    91,291
                                                        =======   =======


     See accompanying notes to unaudited consolidated financial statements.


                   BFC Financial Corporation and Subsidiaries
                     Consolidated Statements of Operations

        For the Six and Three month Periods Ended June 30, 1995 and 1994
                     (in thousands, except per share data)
                                  (Unaudited)

                                            Six Months         Three Months
                                               Ended               Ended
                                             June 30,            June 30,
                                         ----------------     -------------
                                           1995     1994       1995    1994
                                         -------   ------     ------- -----
Revenues:
 Interest on mortgage notes and
  related receivables                 $    222       363       111      181
 Interest and dividends on other
  investment securities                    353       404       176      198
 Earnings on real estate
  operations, net                          362     1,135       225      560
 Gain (loss) on disposition of
  real estate, net                         206       (59)      206      (59)
 Insurance settlement                       -      2,500        -     2,500
 Other income, net                         404       271       286      226
                                       -------   -------   -------  -------
Total revenues                           1,547     4,614     1,004    3,606
                                       -------   -------   -------  -------
Costs and expenses:
 Interest on exchange debentures           912     3,609       461    1,819
 Interest on mortgages payable
  and other borrowings                   1,282     1,377       647      688
 Provision for loss on real estate
  acquired in debenture exchange            -        531        -       531
 Provision for loan losses                  -        624        -       624
 Loss from real estate joint
  venture investments                       98        -         13       -
 Employee compensation and benefits        506       577       252      304
 Occupancy and equipment                    26        26        13       12
 General and administrative, net           614       845       306      643
                                       -------   -------   -------  -------
Total cost and expenses                  3,438     7,589     1,692    4,621
                                       -------   -------   -------  -------
(Loss) before equity in earnings
  of BBC and extraordinary item         (1,891)   (2,975)     (688)  (1,015)
Equity in earnings of BBC                4,599     3,892     2,432    1,904
                                       -------   -------   -------  -------
Income before extraordinary item         2,708       917     1,744      889
Extraordinary item:
  Gain on settlement of 1991
   Exchange litigation                    -        7,754     -        7,754
                                      --------   -------  --------  -------
Net income                            $  2,708     8,671     1,744    8,643
                                       ========  ========  ======== =======

Income per common and common
 equivalent share:
 Before extraordinary item            $   1.26       0.45     0.81     0.43
 Extraordinary item                       -          3.77      -       3.77
                                      --------    -------- -------- -------
Net income per common and common
 equivalent share                     $   1.26       4.22     0.81     4.20
                                       ========   ======== =======  =======
Income per common and common equivalent
 share assuming full dilution:
 Before extraordinary item            $   1.24       0.45     0.79     0.43
 Extraordinary item                       -          3.77     -        3.77
                                      --------    -------  -------- -------
Net income per common and common
 equivalent share assuming full
 dilution                             $   1.24       4.22     0.79     4.20
                                       =======    =======  =======  =======

Weighted average number of common and
 common equivalent shares outstanding    2,154     2,056     2,152    2,056
                                       =======   =======   =======  =======

Weighted average number of common and
 common equivalent shares outstanding
 assuming full dilution                  2,186     2,056     2,213    2,056
                                       =======   =======   =======  =======

     See accompanying notes to unaudited consolidated financial statements


                   BFC Financial Corporation and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                     For the Six Months Ended June 30, 1995
                                 (in thousands)
                                  (Unaudited)




                                Addi-
                               tional                 Trea-
                      Common   Paid-in   Retained     sury
                       Stock   Capital   earnings     Stock Other  Total
                       ------  --------  --------   ------- -----  -----
Balance at
 December 31, 1994 $      17     21,025    5,677     (280)    93   26,532

Effect of issuance
 of BankAtlantic
 Bancorp, Inc.'s
 ("BBC") common
 stock by BBC
 to BBC's minority
 shareholders            -       (1,188)      -        -      -    (1,188)

Change in BBC net
 unrealized
 appreciation on
 debt securities
 available for
 sale-net of
 deferred income
 taxes                     -         -        -        -     643      643

Net income                 -         -     2,708       -      -     2,708
                      -------  --------  --------  ------ ------  -------
Balance at
 June 30, 1995    $       17     19,837    8,385     (280)   736   28,695
                      =======  ========= ========  ======= ====== =======

     See accompanying notes to unaudited consolidated financial statements


                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flow
                For the Six Months Ended June 30, 1995 and 1994
                                 (In thousands)
                                  (Unaudited)


                                                      June 30,
                                                      --------
                                                   1995       1994
                                                   ----       ----
Operating activities:
Net income before extraordinary item            $    2,708       917
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
Equity in earnings of BBC                          (4,599)    (3,892)
Depreciation                                          375        888
Provision for loss on loans receivable                -          624
Provision for loss on real estate acquired
 in debenture exchange                                -          531
(Gain) loss on disposition of
  real estate, net                                   (206)        59
Loss from joint venture operations                     98       -
Accretion on exchange debentures
 and mortgage payables                                 14         58
Tax effect of real estate acquired
 in debenture exchange                                -          (39)
Amortization of discount on
 loans receivable                                     (15)       (36)
Increase in deferred interest on the
 exchange debentures                                  701      3,566
Increase (decrease) in other liabilities             (288)       196
Accrued interest income on escrow accounts          (157)       (114)
Interest accrued regarding redeemed
 debenture liability                                  196       -
Decrease (increase) in other assets                   100       (225)
                                                ---------- ---------
Net cash provided provided (used)
 by operating activities                           (1,073)     2,533
                                                ---------- ---------

Investing activities:
Common stock dividends received from BBC              382        374
Purchase of securities available
 for sale                                          (9,935)   (45,475)
Proceeds from redemption and maturities
 of securities available for sale                  10,439     60,752
Increase in the escrow to fund redeemed
 debenture liability                                  -      (13,500)
Principal reduction on loans receivable                70        130
Additions to office properties and equipment          -          (12)
Increase in investments in and advances
 to real estate joint ventures                        (64)    (3,649)
Proceeds from the sale of real estate                 341       -
Improvements to real estate acquired in
 debenture exchanges                                  (85)      (378)
                                                ---------- ---------
Net cash provided (used) by
 investing activities                               1,148     (1,758)
                                                ---------- ---------

Financing activities:
Increase in borrowings                                -        1,000
Repayment of borrowings                              (140)      (432)
                                                ---------  ---------

Net cash provided (used) by financing
 activities                                          (140)       568
                                                ---------  ---------

Increase (decrease) in cash and
 cash equivalents                                     (65)     1,343

Cash and cash equivalents
 at beginning of period                               711        349
                                                ---------- ---------


Cash and cash equivalents
 at end of quarter                              $      646     1,692
                                                 ===================

           See notes to unaudited consolidated financial statements.
                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 1995

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS
------------------------------------------------

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

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated financial condition at June 30, 1995, the unaudited consolidated results of operations for the six and three month periods ended June 30, 1995 and 1994 and the unaudited consolidated cash flows for the six months ended June 30, 1995 and 1994. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and consequently, do not include certain information and notes necessary for a complete presentation of financial condition, results of operations and cash flows as required by generally accepted accounting principles for financial statements. Certain prior year balances have been reclassified to conform with the 1995 presentation.

2.  INCOME PER SHARE
--------------------

Income per common share and common equivalent share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of common shares was increased by the number of shares issuable on the exercise of options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period when the market price of the common stock exceeded the exercise price of the options. For income per common share assuming full dilution, those purchases were assumed to be made at the market price at the end of the period, if higher than the average price during the period.

For all periods, the shares issued in connection with a 1984 acquisition are considered outstanding after elimination of 250,000 shares, representing the Company's 50% ownership of the company which holds the shares issued in the acquisition

3.  INVESTMENT IN BANKATLANTIC BANCORP, INC.
--------------------------------------------

A reconciliation of the carrying value in BBC to BBC stockholders' equity at June 30, 1995 and December 31, 1994 is as follows:
                                                    June 30,   December 31,
                                                      1995         1994
                                                    --------    ----------
BBC stockholders' equity                          $  116,078       105,520
Preferred stock of BBC                                (7,030)       (7,030)
                                                     -------       -------
BBC common stockholders' equity                      109,048        98,490
 Ownership percentage                                 46.41%        48.00%
                                                     -------       -------
                                                      50,609        47,275
Purchase accounting adjustments                       (3,169)       (3,507)
                                                     -------       -------
Investment in BBC                                 $   47,440        43,768
                                                     =======       =======

BFC also owns 5,600 shares of BBC 12.25% Series A Preferred Stock, 529 shares of BBC 10.00% Series B Preferred Stock and 7,245 shares of BBC 8.00% Preferred Stock. The aggregate purchase price relating to the acquisition of these shares was approximately $143,000 and is included in securities available for sale in the accompanying statements of financial condition.

4.  SECURITIES AVAILABLE FOR SALE
---------------------------------

Included in securities available for sale at June 30, 1995 was approximately $5,122,000 and $243,000 of U.S. Treasury Bills and other investments, respectively. Included in securities available for sale at December 31, 1994 was approximately $5,639,000 and $230,000 of U.S. Treasury Bills and other investments, respectively. Market value at June 30, 1995 and December 31, 1994 approximates book value. Approximately $4.8 million of securities are pledged as collateral to secure a Letter of Credit issued in connection with the Short vs. Eden United, Inc. litigation.

5.  CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------

Other non-cash financing and investing activities for the six months ended June 30, 1995 and 1994 are as follows (in thousands):

                                                              June 30,
                                                             ----------
                                                           1995       1994
                                                          -------     -----
The reclassification of redeemable
 common stock to additional paid-in
 capital due to the cancellation
 of a shareholder agreement                              $      -     5,776
                                                            =====     =====
The increase in stockholders' equity resulting
 from the Company's proportionate share of BBC's
 net unrealized appreciation on
 debt securities available for sale,
 less related deferred income taxes                           643         -
                                                            =====     =====
Transfers from escrow accounts to reflect
 payments on the redeemed debenture liability               3,219     1,669
                                                            =====     =====
Effect of issuance of BBC's common stock
 to BBC's minority stockholders                             1,188         3
                                                            =====     =====
The net gain associated with the settlement
 of the 1991 Exchange litigation                                -     7,754
                                                            =====     =====
Mortgages eliminated in connection with the
 disposition of real estate acquired in
 debenture exchange                                             -     1,714
                                                            =====     =====
BBC's dividends on common stock
 declared and not received                                    191       187
                                                            =====     =====
Interest paid on borrowings                                 1,203     1,273
                                                            =====     =====

                   BFC Financial Corporation and Subsidiaries
                Management's Discussion and Analysis of Results
                     of Operations and Financial Condition
General
-------

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company which owns approximately 46.4% of BankAtlantic Bancorp, Inc. ("BBC"). BBC was formed in April 1994 under the laws of the state of Florida and is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic"). On July 13, 1994, BankAtlantic consummated a reorganization into a holding company structure which results in BFC becoming a shareholder of BBC on the same proportionate basis as it was in BankAtlantic before the reorganization.

Results of Operations
---------------------

For the quarter ended June 30, 1995 the Company reported net income of approximately $1.7 million or $0.81 primary and $0.79 fully diluted income per common and common equivalent share as compared to net income of approximately $8.6 million or $4.20 primary and $4.20 fully diluted income per common and common equivalent share for the comparable period in 1994.

For the six month period ended June 30, 1995 the Company reported net income of approximately $2.7 million or $1.26 primary and $1.24 fully diluted income per common and common equivalent share as compared to net income of approximately $8.7 million or $4.22 primary and $4.22 fully diluted income per common and common equivalent share for the comparable period in 1994. Operations for 1994 included an extraordinary gain of approximately $7.8 million or $3.77 primary and $3.77 fully diluted income per common and common equivalent share, attributable to the gain on the settlement of litigation relating to the exchange in 1991 of approximately $15.4 million of BFC Financial Corporation subordinated debentures for all the assets and liabilities of three affiliated limited partnerships (the `1991 Exchange'').

The decrease in revenues of approximately $3.1 million and $2.6 million for the six and three month periods ended June 30, 1995, respectively, as compared to the comparable periods in 1994 was primarily due to decreases in interest on mortgage notes and related receivables, interest and dividends on other investment securities, earnings on real estate operations and an insurance settlement in 1994 of approximately $2.5 million. Such decrease in revenues was partially offset by a gain on disposition of real estate, net and other income, net in 1995.

Interest on mortgage notes and related receivables decreased for the six and three month periods ended June 30, 1995 as compared to the same periods in 1994 primarily due to a reduction in the amount of mortgage note receivables from affiliated limited partnerships during 1994.

Interest and dividends on other investment securities decreased for the six and three month periods ended June 30, 1995 as compared to the comparable periods in 1994 primarily due to a decrease in investable funds.

Earnings on real estate operations, net decreased for the six and three month periods ended June 30, 1995 as compared to the same periods in 1994 primarily due to the sale and disposition of properties in 1994.

The 1995 gain on disposition of real estate, net of approximately $206,000 was attributable to the sale of a property located in Galesburg, Illinois. In May 1994 the IBM Executive Office Building in Kingsport, Tennessee was foreclosed by the lender and a loss on disposition of approximately $59,000 was recorded during the quarter ended June 30, 1994.

The 1994 insurance settlement in the amount of $2.5 million was related to insurance proceeds received during the quarter ended June 30, 1994, associated with the expenses incurred by the Company in connection with the 1989 and 1991 Exchange litigation. Such expenses were incurred and expensed by the Company in prior years.
Other income, net increased for the six and three month periods ended June 30, 1995 as compared to the same periods in 1994 primarily due to proceeds received during the quarter ended March 31, 1995 from litigation regarding an investment that the Company wrote off in 1991 and the receipt of amounts from an affiliate which were written-off in prior years.

The decrease in cost and expenses of approximately $4.2 million and $2.9 million for the six and three month periods ended June 30, 1995, respectively, as compared to the same periods in 1994 was primarily due to decreases in interest on exchange debentures, interest on mortgage payables, employee compensation and benefits and general and administrative expenses. Further, the 1995 periods do not include a provision for loss on real estate axquired in debenture exchangs of approximately $531,000 or a provision for loss on loans receivable of approximately $624,000 which were established in 1994. This decrease was partially offset by the loss from real estate joint venture investments of approximately $98,000 in 1995.

Interest on exchange debentures decreased for the six and three month periods ended June 30, 1995 as compared to the same periods in 1994 as a result of the cancellation of debentures in connection with the 1994 settlements of litigation pertaining to the 1991 and 1989 Exchange transactions.

The decrease in interest on mortgage payables and other borrowings for the six and three month periods ended June 30, 1995 as compared to the comparable periods in 1994 was due to the elimination of mortgage debt principally related to the sale or foreclosure of properties acquired in the 1989 Exchange and 1991 Exchange. This decrease was offset in part by an increase in interest expense on additional borrowings in 1994.

During the quarter ended June 30, 1994, the Company established a valuation allowance of approximately $531,000 on 12.73 acres of unimproved land located in Birmingham, Alabama and recorded a provision for loss on loans receivable due from affiliated limited partnerships of approximately $624,000 based upon the loans net carrying value and estimated fair value of the underlying loan collateral.

The 1995 loss from real estate joint venture investments represents the Company's prorata share of expenses, primarily real estate taxes, related to the ownership of property acquired in 1994 by an entity controlled by the Company.

The decrease in general and administrative, net for the six and three month periods ended June 30, 1995 as compared to the same periods in 1994 was attributable to decreases in legal expenses, unaffiliated property management expenses, stockholders expenses and trustee fees. This decrease was partially offset by an increase in leasing expenses related to a property owned by the Company and amortization expenses.

BBC's net income applicable to common shareholders for the six and three month periods ended June 30, 1995 was $8.9 million and $4.7 million, respectively, compared to net income of $8.8 million and $4.3 million for the six and three month periods ended June 30, 1994, respectively. The Company's equity in BBC's net income for the six and three month periods ended June 30, 1995 was $4.6 million and $2.4 million, respectively, compared to its equity in BBC's net income of $3.9 million and $1.9 million for the six and three month periods ended June 30, 1994, respectively.

Financial Condition
-------------------

BFC's total assets at June 30, 1995 and at December 31, 1994 were $90.8 and $91.3 million, respectively. The majority of the difference at June 30, 1995 as compared to December 31, 1994 was due to decreases in securities available for sale of approximately $504,000 and an escrow for redeemed debenture liability of approximately $3.2 million. These decreases were offset by an increase in investment in BBC of approximately $3.7 million.
Investment in BBC increased by $3.7 million due to the equity in earnings of BBC for the six months ended June 30, 1995, reduced by the common stock dividends paid and declared in 1995 and the $1.2 million effect of issuance of BBC common stock by BBC to BBC's minority shareholders.

At June 30, 1995 the decrease in the redeemed debenture liability and the related escrow was primarily due to payments made in accordance with the terms of the Exchange litigation settlements.

Liquidity and Capital Resources
-------------------------------

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

In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana (See item 3. "Litigation ", Short vs. Eden United, Inc., et.al. in the Company's 1994 Annual Report), on February 25, 1994, the lower court on remand awarded plaintiff a judgment totaling approximately $4.5
million, including interest.   The Company appealed the trial court's order and
posted an appeal bond which is currently collateralized by approximately $4.8 million of marketable securities. In prior years, the Company had accrued a $4.5 million provision for this litigation. In July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow prejudgment interest, set the date for computation of postjudgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award will be remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short has filed a notice for rehearing on the Appeals Court's decision. If the decision stands as outlined above, preliminary computations indicate that the total loss to the Company would be approximately $500,000 not the $4.5 million dollars previously established as a provision in connection with this litigation.

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

At the present time BBC has no significant operations other than those related to its ownership of BankAtlantic and does not require funds other than to pay certain operating expenses and interest on a $3.0 million note payable to an unrelated financial institution. BBC's operating expenses are substantially equal to items which would have previously been paid directly by BankAtlantic. It is anticipated that funds for payment of these expenses will be obtained from BankAtlantic. BBC has stated its intention to make a regular quarterly common stock dividend and to continue monthly dividend payments on its non-cumulative preferred stock. Funds for these dividend and interest payments are dependent upon BankAtlantic's ability to pay dividends to BBC. Additionally, repayment by BBC of the $3.0 million note is dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. BBC's management has stated that they are of the opinion that BBC will be in a position to utilize any of such options as a source of repayment.

The Company has agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the `Abdo Group''). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. On such basis, in June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as the "Cypress Creek" property located in Fort Lauderdale, Florida and in December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land know as the "Centerport" property in Pompano Beach, Florida. The entities have entered into agreements to sell these properties to an unaffiliated third party with closings scheduled to occur during the fourth quarter of 1995 for Cypress Creek and prior to October 1998 for Centerport. Consummation of these sales pursuant to their contracts is subject to a number of conditions and there is no assurance that the conditions will be met or that the properties will be sold pursuant to the agreements. Both agreements require a series of deposit/option payments prior to closing. Management believes that such payments, if made, should be sufficient to cover the cost to carry these properties until closing. The Cypress Creek and Centerport properties serve as partial collateral for an $8.08 million loan from an unaffiliated lender. The loan provides for a release price of $5.0 million upon the sale of the Cypress Creek property. In addition, under the arrangement with the Abdo Group, in May 1995, an entity controlled by the Company contracted to acquire the Regency Golf and Beach Club at Palm-Aire in Pompano Beach, Florida (the `Regency''). The Regency is an existing rental apartment complex having 288 apartment suites. The acquisition is expected to close during the fourth quarter of 1995 or 1996 and it is currently anticipated that the Company will seek partners in connection with the acquisition of the property.

Cash Flows
----------

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                                  Six months ended
                                                     June 30,
                                             ------------------------
Net cash provided (used) by:                  1995              1994
                                             -------          -------
 Operating activities                      $ (1,073)            2,533
 Investing activities                         1,148            (1,758)
 Financing activities                          (140)              568
                                            -------           -------
Increase (decrease) in cash                $    (65)            1,343
                                            =======           =======

The changes in cash flow used or provided in operating activities are affected by the changes in operations, which are discussed elsewhere herein, and by certain other adjustments. These adjustments include additions to operating cash flows for non-operating charges such as depreciation, valuation allowance of real estate acquired in the debenture exchange and provision for loan receivable. Cash flow from operating activities is also adjusted to reflect the use or the providing of cash for increases and decreases, respectively, in operating assets, decreases or increases, respectively of operating liabilities, and increases in exchange debentures deferred interest. Accordingly, the changes in cash flow from operating activities in the periods indicated above has been impacted not only by the changes in operations during the periods but also by these other adjustments.

The primary sources of funds to the Company, for the six months ended June 30, 1995 were revenues from property operations, collections on mortgage receivables, sale of real estate, sale of securities available for sale and dividends from BBC. These funds were primarily utilized for operating expenses at the properties, capital improvements at the properties, mortgage payables on the properties and general and administrative expenses.




                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State
-----------------------------------
of Indiana. Civil Division Case No. S382 0011. In January, 1982, an individual filed suit against a subsidiary of the Company, Eden United, Inc. ("Eden"), seeking return of an earnest money deposit held by an escrow agent and liquidated damages in the amount of $85,000 as a result of the failure to close the purchase and sale of an apartment complex in Indianapolis, Indiana. Eden was to have purchased the apartment complex from a third party and then immediately resell it to plaintiff. The third party was named as a co-defendant and such third party also filed a cross claim against Eden, seeking to recover the earnest money deposit. In September 1983, Plaintiff filed an amended complaint, naming additional subsidiaries of the Company and certain officers of the Company as additional defendants. The amended complaint sought unspecified damages based upon alleged fraud and interference with contract. In interrogatory answers served in September 1987, Plaintiff stated for the first time that he was seeking damages in the form of lost profits in the amount of approximately $6,350,000. The case went to trial during October 1988. On April 26, 1989, the Court entered a judgment against Eden, the Company and certain additional subsidiaries of the Company jointly and severally in the sum of $85,000 for liquidated damages with interest accruing at 8% per annum from September 1, 1981, nominal damages of $1.00, and punitive damages in the sum of $100,000. The judgment also awarded the Plaintiff the return of his $85,000 escrow deposit, and awards the third party $85,000 in damages plus interest accruing from September 14, 1981 against Eden. The Company has charged expense for the above amounts. Both Short and the Company appealed the judgment and in June 1991, the appellate court reversed the trial court's decision on the issue of compensatory damages, determined that Short might be entitled to an award of compensatory damages rather than nominal damages and remanded the case to the trial court to determine the amount of compensatory damages to be awarded. A hearing on remand was held on February 3, 1993. On February 25, 1994, the lower court on remand awarded plaintiff a judgment in the amount of $85,000 for liquidated damages for breach of contract jointly and severally from the subsidiary, the Registrant and certain named affiliates, plus prejudgment interest of $52,108 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. Additionally, plaintiff was awarded a judgment against the defendants in the amount of $2,570,000 for tortious interference, plus prejudgment interest of $469,400 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. The Company appealed the trial court's order and posted an appeal bond which is currently collateralized by approximately $4.8 million of marketable securities. In July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow prejudgment interest, set the date for computation of postjudgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award will be remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short has filed a notice for rehearing on the Appeals Court's decision. If the decision stands as outlined above, preliminary computations indicate that the total loss to the Company would be approximately $500,000 not the $4.5 million dollars previously established as a provision in connection with this litigation.

Item 2 through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibit 27 - Financial Data Schedule

  b) No report on Form 8-K was filed during the quarter ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BFC Financial Corporation

Date: August 10, 1995            By:   /s/  Glen R. Gilbert
                                    --------------------------
                                    Glen R. Gilbert, Senior Vice President
                                      and Chief Financial Officer