Form 10-Q
period 1995-09-30
BFC FINANCIAL CORP
filed 1995-11-13
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
                                   =========


                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act Of 1934


   For the Quarter ended                            Commission File Number
    September 30, 1995                                      0-9811
   --------------------                             ----------------------


                           BFC FINANCIAL CORPORATION



            Florida                                    59-2022148
------------------------------             ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                       33304
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (954) 760-5200


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


Indicate the number of shares outstanding of the issuer's classes of common stock as of November 7, 1995.

          Class                                       Shares Outstanding
       ----------                                     ------------------
 Common stock, par value                                  2,305,682
     $0.01 per share

     Special Class A                                   None outstanding
 Common stock, par value
     $0.01 par value



                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                    September 30, 1995 and December 31, 1994
                       (in thousands, except share data)
                                  (Unaudited)


                                     ASSETS


                                                          1995      1994
                                                         ------    ------
Cash and cash equivalents                             $     426       711
Securities available for sale                             5,351     5,869
Investment in BankAtlantic Bancorp, Inc. ("BBC")         49,605    43,768
Mortgage notes and related receivables, net               6,503     4,904
Real estate acquired in debenture exchanges, net         11,046    11,169
Investments in and advances to real estate
 joint ventures                                           9,857     9,912
Escrow for redeemed debenture liability                   8,975    12,223
Other assets                                              2,640     2,735
                                                         ------    ------
      Total assets                                    $  94,403    91,291
                                                         ======    ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Exchange debentures, net                                  6,545     6,616
Mortgage payables and other borrowings                   27,790    26,618
Deferred interest on the exchange debentures              4,477     3,494
Redeemed debenture liability                             15,260    18,395
Other liabilities                                         9,245     9,636
                                                         ------    ------
  Total liabilities                                      63,317    64,759

Commitments and contingencies

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                           -         -
 Special class A common stock of $.01 par value;
  authorized 20,000,000 shares; none issued                -         -
 Common stock of $.01 par value; authorized
  20,000,000 shares; issued 2,351,021
  in 1995 and 1994                                           17        17
 Additional paid-in capital                              19,803    21,025
 Retained earnings                                       10,801     5,677
 Less: treasury stock
   (45,339 shares for 1995 and 1994)                       (280)     (280)
                                                         ------    ------
  Total stockholders' equity before BBC
    net unrealized appreciation on debt
     securities available for sale
     -net of deferred income taxes                       30,341    26,439
 BBC net unrealized appreciation
  on debt securities available for
  sale-net of deferred income taxes                         745        93
                                                         ------    ------
  Total stockholders' equity                             31,086    26,532
                                                         ------    ------

      Total liabilities and stockholders' equity      $  94,403    91,291
                                                         ======    ======


See accompanying notes to unaudited consolidated financial statements.


                   BFC Financial Corporation and Subsidiaries
                     Consolidated Statements of Operations
     For the Nine and Three month Periods Ended September 30, 1995 and 1994
                     (in thousands, except per share data)
                                  (Unaudited)

                                          Nine Months        Three Months
                                            Ended               Ended
                                         September 30,         September30,
                                         ----------------    --------------
                                          1995       1994     1995    1994
                                          ----       ----     ----    ----
REVENUES:
 Interest on mortgage notes and
  related receivables                $      332       544      110      181
 Interest and dividends on other
  investment securities                     499       553      146      149
 Earnings on real estate
  operations, net                           651     1,482      289      343
 Gain on disposition of
  real estate, net                          206     1,073       -     1,132
 Insurance settlement                       -       2,500       -        -
 Other income, net                          430       308       26       37
                                         ------    ------   ------   ------
Total revenues                            2,118     6,460      571    1,842
                                         ------    ------   ------   ------

COSTS AND EXPENSES:
 Interest on exchange debentures          1,384     4,902      472    1,293
 Interest on mortgages payable
  and other borrowings                    1,927     1,991      645      614
 Provision for loss on real estate
  acquired in debenture exchange            -         531       -        -
 Provision for loan losses                  -         624       -        -
 Loss from real estate joint
  venture investments                       154        -        56       -
 Employee compensation and benefits         757       843      251      266
 Occupancy and equipment                     35        42        9       16
 General and administrative, net            797     1,018      183      169
                                         ------    ------   ------   ------

Total cost and expenses                   5,054     9,951    1,616    2,358
                                         ------    ------   ------   ------
(Loss) before equity in earnings
  of BBC and extraordinary items         (2,936)   (3,491)  (1,045)    (516)
Equity in earnings of BBC                 7,005     5,948    2,406    2,056
                                         ------    ------   ------   ------
Income before extraordinary items         4,069     2,457    1,361    1,540
Extraordinary items:
  Gain from debt restructuring              825        -       825       -
  Gain on settlement of
   Exchange litigation                      230    14,186      230    6,432
                                         ------    ------   ------   ------
NET INCOME                           $    5,124    16,643    2,416    7,972
                                         ======    ======   ======   ======


Income per common and common
 equivalent share:
 Before extraordinary items          $     1.85      1.20     0.60     0.75
 Extraordinary items                       0.48      6.90     0.46     3.13
                                         ------    ------   ------   ------
Net income per common and common
 equivalent share                    $     2.33      8.10     1.06     3.88
                                         ======    ======   ======   ======


Income per common and common
 equivalent share assuming full
 dilution:
 Before extraordinary items          $     1.83      1.20     0.59     0.75
 Extraordinary items                       0.47      6.90     0.46     3.13
                                         ------    ------   ------   ------
Net income per common and common
 equivalent share assuming full
 dilution                            $     2.30      8.10     1.05     3.88
                                         ======    ======   ======   ======


Weighted average number of common and
 common equivalent shares outstanding     2,199     2,056    2,288    2,056
                                         ======    ======   ======   ======


Weighted average number of common and
 common equivalent shares outstanding
 assuming full dilution                   2,227    2,056    2,310    2,056
                                         ======    ======   ======   ======



See accompanying notes to unaudited consolidated financial statements.



                   BFC Financial Corporation and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                  For the Nine Months Ended September 30, 1995
                                 (in thousands)
                                  (Unaudited)

                                Addi-
                               tional                 Trea-
                      Common   Paid-in   Retained     sury
                       Stock   Capital   earnings     Stock Other  Total
                      ------   -------   --------     ----- -----  -----
Balance at
 December 31, 1994 $      17     21,025    5,677     (280)    93   26,532

Effect of issuance
 of BankAtlantic
 Bancorp, Inc.'s
 ("BBC") common
 stock by BBC
 to shareholders
 other than
 BFC Financial
 Corporation             -       (1,222)      -        -      -    (1,222)

Change in BBC net
 unrealized
 appreciation on
 debt securities
 available for
 sale-net of
 deferred income
 taxes                     -         -        -        -     652      652

Net income                 -         -     5,124       -      -     5,124
                      ------   -------   --------     ----- -----  -----

Balance at
 September 30, 199   $    17     19,803   10,801     (280)   745   31,086
                      ======     ======   ======     ====   ====   ======




     See accompanying notes to unaudited consolidated financial statements



                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flow
             For the Nine Months Ended September 30, 1995 and 1994
                                 (In thousands)
                                  (Unaudited)

                                                          September 30,
                                                      ---------------------
                                                       1995           1994
                                                       ----           ----
Operating activities:
Income before extraordinary items                    $ 4,069         2,457
Adjustments to reconcile income to
 net cash provided (used) by operating
 activities:
Equity in earnings of BBC                             (7,005)       (5,948)
Depreciation                                             567         1,223
Provision for loss on loans receivable                   -             624
Provision for loss on real estate acquired
 in debenture exchange                                   -             531
(Gain) on disposition of
  real estate, net                                      (206)       (1,073)
Loss from joint venture operations                       154           -
Accretion on exchange debentures
 and mortgage payables                                    22           110
Tax effect of real estate acquired
 in debenture exchange                                   -             (67)
Amortization of discount on
 loans receivable                                        (80)          (51)
Increase in deferred interest on the
 exchange debentures                                   1,068         4,842
Decrease in other liabilities                            (13)         (162)
Accrued interest income on escrow accounts              (216)         (191)
Interest accrued regarding redeemed
 debenture liability                                     294           -
Increase in other assets                                 (29)         (216)
                                                      ------        ------
Net cash provided (used)
 by operating activities                              (1,375)        2,079
                                                      ------        ------

Investing activities:
Common stock dividends received from BBC                 598           565
Purchase of securities available
 for sale                                            (14,776)      (48,751)
Proceeds from redemption and maturities
 of securities available for sale                     15,294        63,981
Increase in the escrow to fund redeemed
 debenture liability                                     -         (16,500)
Principal reduction on loans receivable                  320           186
Loans originated                                        (475)          -
Additions to office properties and equipment             (33)          (12)
Increase in investments in and advances
 to real estate joint ventures                           (99)       (3,663)
Proceeds from the sale of real estate                    341         2,031
Improvements to real estate acquired in
 debenture exchanges                                    (337)         (391)
                                                      ------        ------
Net cash provided (used) by
 Investing activities                                    833        (2,554)
Financing activities:                                 ------        ------
Increase in borrowings                                   501         3,500
Repayment of borrowings                                 (244)         (557)
                                                      ------        ------
Net cash provided by financing
 Activities                                              257         2,943
                                                      ------        ------
Increase (decrease) in cash and
 Cash equivalents                                       (285)        2,468

Cash and cash equivalents
 At beginning of period                                  711           349
                                                      ------        ------

Cash and cash equivalents
 At end of quarter                                   $   426         2,817
                                                      ======        ======


See notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 1995


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

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated financial condition at September 30, 1995, the unaudited consolidated results of operations for the nine and three month periods ended September 30, 1995 and 1994 and the unaudited consolidated cash flows for the nine months ended September 30, 1995 and 1994. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and consequently, do not include certain information and notes necessary for a complete presentation of financial condition, results of operations and cash flows as required by generally accepted accounting principles for financial statements. Certain prior year balances have been reclassified to conform with the 1995 presentation.

2.  INCOME PER SHARE
---------------------

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
--------------------------------------------

A reconciliation of the carrying value in BBC to BBC stockholders' equity at September 30, 1995 and December 31, 1994 is as follows:

                                                 September 30, December 31,
                                                      1995         1994
                                                    --------    ----------
BBC stockholders' equity                          $  120,844       105,520
Preferred stock of BBC                                (7,030)       (7,030)
                                                     -------       -------
BBC common stockholders' equity                      113,814        98,490
 Ownership percentage                                 46.22%        48.00%
                                                     -------       -------
                                                      52,605        47,275
Purchase accounting adjustments                       (3,000)       (3,507)
                                                     -------       -------
Investment in BBC                                 $   49,605        43,768
                                                     =======       =======

BFC owns 5,600 shares of BBC 12.25% Series A Preferred Stock, 529 shares of BBC 10.00% Series B Preferred Stock and 7,245 shares of BBC 8.00% Preferred Stock. The aggregate purchase price relating to the acquisition of these shares is approximately $143,000 and is included in securities available for sale in the accompanying statements of financial condition. All such preferred stock was redeemed by BBC in October 1995 for approximately $334,000.

4.  SECURITIES AVAILABLE FOR SALE
---------------------------------

Included in securities available for sale at September 30, 1995 was approximately $5,097,000 and $254,000 of U.S. Treasury Bills and other investments, respectively. Included in securities available for sale at December 31, 1994 was approximately $5,639,000 and $230,000 of U.S. Treasury Bills and other investments, respectively. Market value at September 30, 1995 and December 31, 1994 approximates book value. Approximately $4.8 million of securities are pledged as collateral to secure a Letter of Credit issued in connection with the Short vs. Eden United, Inc. litigation.

5.  CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------

Other non-cash financing and investing activities for the nine months ended September 30, 1995 and 1994 are as follows (in thousands):

                                                             September 30,
                                                             ----------
                                                           1995       1994
                                                          -------     -----
The reclassification of redeemable
 common stock to additional paid-in
 capital due to the cancellation
 of a shareholder agreement                              $      -     5,776
                                                          =======   =======

The increase in stockholders' equity resulting
 from the Company's proportionate share of BBC's
 net unrealized appreciation on
 debt securities available for sale,
 less related deferred income taxes                           652       402
                                                          =======   =======

Transfers from escrow accounts to reflect
 payments on the redeemed debenture liability               3,603     6,333
                                                          =======   =======

Effect of issuance of BBC's common stock by BBC
 to shareholders other than BFC                             1,222        15
                                                          =======   =======

The net gain associated with the settlements
 of the Exchange litigation                                   230    14,186
                                                          =======   =======

Mortgages eliminated in connection with the
 disposition of real estate acquired in
 debenture exchange                                             -     3,494
                                                          =======   =======

Net gain from debt restructuring                              825        -
                                                          =======   =======


Deferred gain from debt restructuring                           -       356
                                                          =======   =======

BBC's dividends on common stock
 declared and not received                                    216       191
                                                          =======   =======

Interest paid on borrowings                                 1,849     1,852
                                                          =======   =======

6. OTHER MATTERS
----------------

In September 1994, the Company attempted to negotiate an extension of a $1.0 million balloon payment on a note payable that matured in June 1993. However, the lender exercised the acceleration provision on the note and in September 1994, the underlying security that consisted of five wrap mortgage receivables from affiliated limited partnerships was transferred to an affiliate of the lender. In September 1994, the Company removed the related receivables and payables from its books but deferred the gain because negotiations with the lender were ongoing. At that time the Company remained liable to the lender for the difference between the balance owed at the time of the acceleration and the amount the lender sold the underlying security for. The Company continued negotiations with the lender and in September 1995, an agreement was reached whereby the lender was paid $500,000, two of the wrap mortgage receivables were transferred to the affiliated limited partnerships and three of the wrap mortgage receivables were transferred to the Company. Further, the Company was released from any further liability to the lender. The three wrap mortgage receivables transferred to the Company were reinstated on the Company's books at their former carrying value reduced by payments made between September 1994 and September 1995. The Company has accounted for this transaction as a debt restructuring and accordingly reflected the gain on the transaction as an extraordinary item in its financial statements. The components of the deferred gain in 1994 and the gain recognized in 1995 are as follows:


                                                     1995            1994
                                                    ------          ------
 Mortgage notes and related receivables, net      (1,728,527)    (3,212,862)
 Underlying mortgage payables                      1,520,607      2,757,299
 Other liabilities                                    52,648         91,345
 Credit from lender on sale of receivables           720,000        720,000
 Balance forgiven by lender                          260,768            -
                                                   ---------     ----------
 Gain deferred                                                      355,782
                                                                 ==========
 Gain recognized                                     825,496
                                                   =========




                   BFC Financial Corporation and Subsidiaries
                Management's Discussion and Analysis of Results
                     of Operations and Financial Condition

General
-------

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company which owns approximately 46.22% of BankAtlantic Bancorp, Inc. ("BBC"). BBC was formed in April 1994 under the laws of the state of Florida and is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic"). In July 1994, BankAtlantic consummated a reorganization into a holding company structure which resulted in BFC becoming a shareholder of BBC on the same proportionate basis as it was in BankAtlantic before the reorganization.

Results of Operations
---------------------

For the quarter ended September 30, 1995 the Company reported net income of approximately $2.4 million or $1.06 primary and $1.05 fully diluted income per common and common equivalent share as compared to net income of approximately $8.0 million or $3.88 primary and $3.88 fully diluted income per common and common equivalent share for the comparable period in 1994. Operations for the quarter ended September 30, 1995 included extraordinary gains of approximately $1.1 million or $.46 primary and $.46 fully diluted income per common and common equivalent share, attributable to an adjustment on the settlement of the exchange litigation of approximately $230,000 and a gain from debt restructuring of approximately $825,000. Operations for the quarter ended September 30, 1994 included an extraordinary gain of approximately $6.4 million or $3.13 primary and $3.13 fully diluted income per common and common equivalent share, attributable to the gain on the settlement of litigation relating to the exchange transactions.

For the nine month period ended September 30, 1995 the Company reported net income of approximately $5.1 million or $2.33 primary and $2.30 fully diluted income per common and common equivalent share as compared to net income of approximately $16.6 million or $8.10 primary and $8.10 fully diluted income per common and common equivalent share for the comparable period in 1994. Operations for 1995 included extraordinary gains of approximately $1.1 million or $.48 primary and $.47 fully diluted income per common and common equivalent share, attributable to an adjustment on the settlement of the 1991 exchange litigation of approximately $230,000 and gain from debt restructuring of approximately $825,000. Operations for 1994 included an extraordinary gain of approximately $14.2 million or $6.90 primary and $6.90 fully diluted income per common and common equivalent share, attributable to the gain on the settlement of litigation relating to the exchange transactions.

The decrease in revenues of approximately $4.3 million and $1.3 million for the nine and three month periods ended September 30, 1995, respectively, as compared to the comparable periods in 1994 was primarily due to decreases in interest on mortgage notes and related receivables, interest and dividends on other investment securities, earnings on real estate operations, gain on disposition of real estate and an insurance settlement in 1994 of approximately $2.5 million. Such decrease in revenues was partially offset by an increase in other income, net in 1995.

Interest on mortgage notes and related receivables decreased for the nine and three month periods ended September 30, 1995 as compared to the same periods in 1994 primarily due to a reduction in the amount of mortgage note receivables from affiliated limited partnerships.

Interest and dividends on other investment securities decreased for the nine month period ended September 30, 1995 as compared to the comparable period in 1994 primarily due to a decrease in investable funds.

Earnings on real estate operations, net decreased for the nine and three month periods ended September 30, 1995 as compared to the same periods in 1994 primarily due to the sale and disposition of properties in 1994.

The 1995 gain on disposition of real estate, net of approximately $206,000 was attributable to the sale of a property located in Galesburg, Illinois. The 1994 gain on disposition of real estate, net of approximately $1.1 million was attributable to the gain of approximately $981,000 on the sale of two properties acquired in the 1991 exchange and the net gain of approximately $91,000 on the foreclosure of two properties acquired in the 1989 exchange.

The 1994 insurance settlement in the amount of $2.5 million was associated with expenses incurred by the Company in connection with the 1989 and 1991 Exchange litigation. Such expenses were incurred and expensed by the Company in prior years.

Other income, net increased for the nine month period ended September 30, 1995 as compared to the same period in 1994 primarily due to proceeds received during the quarter ended March 31, 1995 from litigation regarding an investment that the Company wrote off in 1991 and the receipt of amounts from an affiliate which were written-off in prior years.
The decrease in cost and expenses of approximately $4.9 million and $742,000 for the nine and three month periods ended September 30, 1995, respectively, as compared to the same periods in 1994 was primarily due to decreases in interest on exchange debentures, interest on mortgage payables, employee compensation and benefits and general and administrative expenses. Further, the 1995 periods do not include a provision for loss on real estate acquired in debenture exchanges of approximately $531,000 or a provision for loss on loans receivable of approximately $624,000 which were established in 1994. This decrease was partially offset by the loss from real estate joint venture investments of approximately $154,000 in 1995.

Interest on exchange debentures decreased for the nine and three month periods ended September 30, 1995 as compared to the same periods in 1994 as a result of the cancellation of debentures in connection with the 1994 settlements of litigation pertaining to the 1991 and 1989 Exchange transactions.

The decrease in interest on mortgage payables and other borrowings for the nine month period ended September 30, 1995 as compared to the comparable period in 1994 was due to the elimination of mortgage debt principally related to the sale or foreclosure of properties acquired in the 1989 Exchange and 1991 Exchange. This decrease was offset in part by an increase in interest expense on additional borrowings in 1994.

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

The decrease in general and administrative, net for the nine month periods ended September 30, 1995 as compared to the same periods in 1994 was attributable to decreases in legal expenses, a provision in 1994 of approximately $99,000 for the Hess litigation, property management expenses, stockholders expenses and trustee fees. This decrease was offset by an increase in the reversal in 1994 of previously accrued expenses that will not be incurred as a result of the settlement of litigation, leasing expenses related to a property owned by the Company and amortization expenses.

BBC's net income applicable to common shareholders for the nine and three month periods ended September 30, 1995 was $13.7 million and $4.8 million, respectively, compared to net income of $12.8 million and $4.4 million for the nine and three month periods ended September 30, 1994, respectively. The Company's equity in BBC's net income for the nine and three month periods ended September 30, 1995 was $7.0 million and $2.4 million, respectively, compared to its equity in BBC's net income of $5.9 million and $2.1 million for the nine and three month periods ended September 30, 1994, respectively.

Financial Condition
-------------------

BFC's total assets at September 30, 1995 and at December 31, 1994 were $94.4 and $91.3 million, respectively. The majority of the difference at September 30, 1995 as compared to December 31, 1994 was due to increases in mortgage notes and related receivables, net of approximately $1.6 million and investment in BBC of approximately $5.8 million. These increases were offset by decreases in securities available for sale of approximately $518,000 and escrow for redeemed debenture liability of approximately $3.2 million.

Mortgage notes and related receivables, net and mortgage payable and other borrowings increased due to the debt restructuring of a note payable. (See note 6.)

In December 1994, the Company established a broker line of credit in the amount of $850,000 which is collateralized by 170,000 shares of BankAtlantic Bancorp, Inc. common stock. In September 1995, the Company borrowed $500,000 from the above account, increasing mortgage payable and other borrowings.

Investment in BBC increased by $5.8 million due to the equity in earnings of BBC for the nine months ended September 30, 1995, reduced by the common stock dividends declared in 1995 and the $1.2 million effect of issuance of BBC common stock by BBC to BBC shareholders other than BFC.

At September 30, 1995 the decrease in the redeemed debenture liability and the related escrow was primarily due to payments made in accordance with the terms of the Exchange litigation settlements.

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

In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana (See item 3. "Litigation ", Short vs. Eden United, Inc., et.al. in the Company's 1994 Annual Report), on February 25, 1994, the lower court on remand awarded plaintiff a judgment totaling approximately $4.5
million, including interest.   The Company appealed the trial court's order and
posted an appeal bond which is currently collateralized by approximately $4.8 million of marketable securities. In prior years, the Company had accrued a $4.5 million provision for this litigation. In July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow prejudgment interest, set the date for computation of postjudgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award will be remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short has filed for a hearing before the Indiana Supreme Court. Based upon the ruling by the Court of Appeals, the Company has filed motions for a reduction in the appeal bond, however, until the Supreme Court rules, it is unlikely that the appeal bond will be reduced. If the decision stands as outlined above, preliminary computations indicate that the total loss to the Company would be approximately $500,000 not the $4.5 million dollars previously established as a provision in connection with this litigation.

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

At the present time BBC has no significant operations other than those related to its ownership of BankAtlantic and does not require funds other than to pay certain operating expenses and interest on the $21.0 million subordinated debentures that it sold in September 1995. BBC's operating expenses are substantially equal to items which would have previously been paid directly by BankAtlantic. It is anticipated that funds for payment of these expenses will be obtained from BankAtlantic. BBC has stated its intention to make a regular quarterly common stock dividend. These dividend and interest payments are dependent upon BankAtlantic's ability to pay dividends to BBC. Additionally, repayment by BBC of the $21.0 million subordinated debentures is dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. BBC's management has stated that they are of the opinion that BBC will be in a position to utilize any of such options as a source of repayment.

The Company has agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the `Abdo Group''). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. On such basis, in June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as the "Cypress Creek" property located in Fort Lauderdale, Florida and in December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land know as the "Centerport" property in Pompano Beach, Florida. An agreement to sell the Cypress Creek property to an unaffiliated third party with a closing scheduled to occur during the fourth quarter of 1995 has been entered into. Consummation of this sale pursuant to the contract is subject to a number of conditions and there is no assurance that the conditions will be met or that the property will be sold pursuant to the agreements. The agreement required a series of deposit/option payments prior to closing, all of which have been received. A previously disclosed agreement to sell the Centerport property was terminated during the third quarter of 1995 in accordance with its terms. The Cypress Creek and Centerport properties serve as partial collateral for an $8.08 million loan from an unaffiliated lender. The loan provides for a release price of $5.0 million upon the sale of the Cypress Creek property. In addition, under the arrangement with the Abdo Group, in May 1995, an entity controlled by the Company contracted to acquire the Regency Golf and Beach Club at Palm-Aire in Pompano Beach, Florida (the `Regency''). The Regency is an existing rental apartment complex having 288 apartment suites. The acquisition is expected to close during the fourth quarter of 1995 or 1996 and it is currently anticipated that the Company will seek partners in connection with the acquisition of the property.
Cash Flows


A summary of the Company's consolidated cash flows is as follows (in thousands):

                                                Nine months ended
                                                  September 30,
                                             ------------------------
Net cash provided (used) by:                  1995              1994
                                             -------          -------
 Operating activities                      $ (1,375)            2,079
 Investing activities                           833            (2,554)
 Financing activities                           257             2,943
                                            -------           -------
Increase (decrease) in cash                $   (285)            2,468
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

The primary sources of funds to the Company, for the nine months ended September 30, 1995 were revenues from property operations, collections on mortgage receivables, sale of real estate, sale of securities available for sale, increase in borrowings and dividends from BBC. These funds were primarily utilized for operating expenses at the properties, capital improvements at the properties, loans originated, mortgage payables on the properties and general and administrative expenses.



                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In January, 1982, an individual filed suit against a subsidiary of the Company, Eden United, Inc. ("Eden"), seeking return of an earnest money deposit held by an escrow agent and liquidated damages in the amount of $85,000 as a result of the failure to close the purchase and sale of an apartment complex in Indianapolis, Indiana. Eden was to have purchased the apartment complex from a third party and then immediately resell it to plaintiff. The third party was named as a co-defendant and such third party also filed a cross claim against Eden, seeking to recover the earnest money deposit. In September 1983, Plaintiff filed an amended complaint, naming additional subsidiaries of the Company and certain officers of the Company as additional defendants. The amended complaint sought unspecified damages based upon alleged fraud and interference with contract. In interrogatory answers served in September 1987, Plaintiff stated for the first time that he was seeking damages in the form of lost profits in the amount of approximately $6,350,000. The case went to trial during October 1988. On April 26, 1989, the Court entered a judgment against Eden, the Company and certain additional subsidiaries of the Company jointly and severally in the sum of $85,000 for liquidated damages with interest accruing at 8% per annum from September 1, 1981, nominal damages of $1.00, and punitive damages in the sum of $100,000. The judgment also awarded the Plaintiff the return of his $85,000 escrow deposit, and awards the third party $85,000 in damages plus interest accruing from September 14, 1981 against Eden. The Company has charged expense for the above amounts. Both Short and the Company appealed the judgment and in June 1991, the appellate court reversed the trial court's decision on the issue of compensatory damages, determined that Short might be entitled to an award of compensatory damages rather than nominal damages and remanded the case to the trial court to determine the amount of compensatory damages to be awarded. A hearing on remand was held on February 3, 1993. On February 25, 1994, the lower court on remand awarded plaintiff a judgment in the amount of $85,000 for liquidated damages for breach of contract jointly and severally from the subsidiary, the and certain named affiliates, plus prejudgment interest of $52,108 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. Additionally, plaintiff was awarded a judgment against the defendants in the amount of $2,570,000 for tortuous interference, plus prejudgment interest of $469,400 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. The Company appealed the trial court's order and posted an appeal bond which is currently collateralized by approximately $4.8 million of marketable securities. In July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow prejudgment interest, set the date for computation of postjudgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award will be remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short has filed for a hearing before the Indiana Supreme Court. Based upon the ruling by the Court of Appeals, the Company has filed motions for a reduction in the appeal bond, however, until the Supreme Court rules, it is unlikely that the appeal bond will be reduced. If the decision stands as outlined above, preliminary computations indicate that the total loss to the Company would be approximately $500,000 not the $4.5 million dollars previously established as a provision in connection with this litigation.

Item 2 through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibit 27 - Financial Data Schedule

  b) No report on Form 8-K was filed during the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BFC Financial Corporation


Date: November 7, 1995           By:   /s/  Glen R. Gilbert
                                    --------------------------------------
                                    Glen R. Gilbert, Senior Vice President
                                      and Chief Financial Officer