Form 10-K
period 1995-12-31
BFC FINANCIAL CORP
filed 1996-04-01
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

For the Fiscal Year Ended                               Commission File Number
    December 31, 1995                                           0-9811
- -------------------------                               ----------------------

                          BFC FINANCIAL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

        Florida                                        59-2022148
- -----------------------                ---------------------------------------
(State of Organization)                (I.R.S. Employer Identification Number)

1750 E. Sunrise Boulevard
Ft. Lauderdale, Florida                                                 33304
- -------------------------                                            --------
(Address of Principal Executive Office)                             (Zip Code)

Registrant's telephone number, including area code: (954) 760-5200 Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.01 par Value                           NONE
- ---------------------------             --------------------------------------
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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: As of March 22, 1996, $6,776,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

          Common stock of $.01 par value, 2,305,682 shares outstanding.

        Documents Incorporated by Reference in Part IV of this Form 10-K:

Proxy Statement - Prospectus dated June 20, 1980; Annual Report on Form 10-K for the year ended December 31, 1987 of BFC Financial Corporation; Annual Report on Form 10-K for the year ended December 31, 1995 of BankAtlantic Bancorp, Inc.

                                    PART I

ITEM 1. BUSINESS

General Description of Business

BFC Financial Corporation is a savings bank holding company owning, at December 31, 1995, approximately 46% of BankAtlantic Bancorp, Inc. ("BBC"). BFC Financial Corporation and its subsidiaries are collectively identified herein as the "Registrant", "BFC" or the "Company". BBC was formed in April 1994 under the laws of the State of Florida and is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic"). On July 13, 1994 BankAtlantic consummated a reorganization into a holding company structure and BBC became a unitary savings bank holding company. The reorganization resulted in BankAtlantic becoming a wholly-owned subsidiary of BBC and in BFC becoming a shareholder of BBC on the same proportionate basis as the Company's prior ownership in BankAtlantic. In February 1996, shareholders of BBC approved a proposal to create a new class of non-voting common stock designated as Class A Common Stock. BBC's existing common stock was redesignated Class B Common Stock. Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. In March 1996, BBC sold 1,150,000 shares of Class A Common Stock in a public offering. BFC holds no shares of the newly issued Class A Common Stock.

The Company acquired control of BankAtlantic in 1987 for a total investment of approximately $43 million. During the period 1987 through June 1993, BFC increased its ownership in BankAtlantic and BankAtlantic was consolidated in the Company's financial statements from October 1987 through November 1993. During November 1993, a public offering of 3,234,375 million shares of BankAtlantic common stock at a price of $8.64 per common share was consummated. Of the shares sold, 2,187,500 shares were sold by BFC Financial Corporation. Net proceeds to BFC Financial Corporation from the sale amounted to approximately $17.7 million. Upon the sale of the BankAtlantic shares, BFC Financial Corporation's ownership of BankAtlantic decreased from 77.83% to 48.17%. (Where applicable, all BBC share and per share amounts have been adjusted for the May 1993 15% stock dividend, and the June 1995 and January 1996 five for four common share stock splits effected in the form of 25% stock dividends.) With the Company's ownership position less than 50%, BankAtlantic was no longer consolidated in the Company's financial statements. BankAtlantic represented approximately 97% of the Company's consolidated assets when it was consolidated with the Company. Now based on the equity method of accounting for the Company's investment in BBC, the investment represents approximately 54% of the Company's consolidated assets.

As reported by an independent statistical reporting service, BankAtlantic is currently the largest independent financial institution headquartered in Broward County, Florida and third in size among all savings institutions headquartered in the State of Florida, based on consolidated assets at September 30, 1995, the most recent date utilized by such reporting services. BankAtlantic is regulated and examined by the OTS and the Federal Deposit Insurance Corporation ("FDIC") and its deposit accounts are insured up to applicable limits by them.

In addition to its investment in BankAtlantic, the Company owns and manages real estate. Since its inception in 1980, and prior to the acquisition of control of BankAtlantic, the Company's primary business was the organization, sale and management of real estate investment programs. Subsidiaries of the Company continue to serve as the corporate general partners of two public limited partnerships which file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years. Effective as of December 31, 1987, the Company ceased the organization and sale of new real estate investment programs, but continues to manage the real estate assets owned by its existing programs as well as real estate and mortgages held by the Company.

During 1989, the Company exchanged (the "1989 Exchange") approximately $30 million of its subordinated unsecured debentures for all of the assets and liabilities of three affiliated limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23 and I.R.E. Real Estate Fund, Ltd. - Series 24. The major assets and liabilities of these partnerships consisted principally of fourteen commercial real estate properties (of which one is still owned by the Company) and related non-recourse mortgage debt.

During 1991, the Company exchanged (the "1991 Exchange") approximately $15.4 million of its subordinated unsecured debentures for all of the assets and liabilities of three affiliated limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 27 and I.R.E. Real Estate Income Fund, Ltd. The major assets and liabilities of these partnerships consisted principally of eight commercial real estate properties (of which one is still owned by the Company) and related non-recourse mortgage debt.

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlement of the litigation against the Company that arose in connection with the 1991 Exchange was approved by the District Court in May 1994. The settlements required BFC Financial Corporation to establish a settlement fund equal to 81.359% of the original face amount of the debentures distributed in connection with the 1991 Exchange to the 1991 Exchange Class Members. Settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who either voted against the transaction or did not vote (the "Purcell Litigation") was approved by the District Court in September 1994. The settlement required BFC to establish a settlement fund equal to 56% of the original face amount of the debentures issued to the class members in the Purcell Litigation (the Purcell Class"). Settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who voted yes (the "Meador Litigation") was approved by the District Court in December 1994. The settlement agreement in the Meador litigation contains the same financial terms as those in the description of the settlement of the Purcell Litigation. As discussed above, BFC sold 2,187,500 BBC shares in November 1993. The proceeds from such sale provided BFC with the cash resources required by these settlements.

As indicated above, during 1987, the Company acquired a controlling interest in BankAtlantic and became a savings bank holding company. Although the Company's current ownership in BBC is less than 50%, the Company's principal business is still the ownership of the savings bank through BBC. A description of BBC and BankAtlantic is incorporated herein by reference to the Annual Report on Form 10-K of BBC for the year ended December 31, 1995.

Holding Company Regulation

As  the  holder  of   approximately   46%  of  BBC's  Common  Stock,  BFC  is  a
non-diversified savings and loan holding company within the meaning of the National Housing Act of 1934, as amended. As such, BFC is registered with and is subject to examination and supervision by the OTS as well as subject to certain reporting requirements. As an FDIC-insured subsidiary of a savings bank holding company, BankAtlantic is subject to certain restrictions in dealing with BFC and with persons affiliated with BFC.

Management of BBC has been considering converting BankAtlantic's charter to that of a commercial bank. If BankAtlantic's charter were to be converted, the impact to BankAtlantic's statement of operation under current regulations would be a charge to income of approximately $3.2 million relating to the recapture of the bad debt deduction for Federal income tax purposes. Management of BBC is not presently pursuing a conversion of BankAtlantic's charter since it is awaiting the outcome of the legislative proposals relating to the disparity of the BIF/SAIF premiums, which include a consideration of the treatment of the recapture of the bad debt deduction as well as the possible consolidation of bank and thrift charters. In the event that BankAtlantic's charter is converted, BFC would be required to register as a bank holding company under the Bank Holding Company Act. As a consequence of such registration, BFC might be required to divest itself of non-bank activities over a divestiture period established by applicable regulators.

Dividend Restrictions

Prior to 1993, BankAtlantic had not paid any regular dividend on its common stock. In August 1993, BankAtlantic declared a cash dividend payable to its common stockholders and has paid a regular quarterly dividend since that time. Subject to the results of operations and regulatory capital requirements, management of BankAtlantic has stated that it will seek to declare regular quarterly cash dividends on its common stock.

At the present time BBC has no significant operations other than those related to its ownership of BankAtlantic and does not require funds other than to pay certain operating expenses and interest expense on $21.0 million of debentures. It is anticipated that funds for payment of these expenses will be obtained from BankAtlantic. Additionally, the ultimate repayment by BBC of its outstanding Debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. BBC has paid a regular quarterly dividend since its formation and management of BBC has stated its intention to pay regular quarterly cash dividends on its common stock. In March 1996, BBC issued 1,150,000 shares of Class A Common Stock which carry a dividend preference over the BBC Class B Common Stock. The dividend paid on the Class A Common Stock must be a least equal to 110% of the dividend paid on the Class B Common Stock. BFC holds no shares of the Class A Common Stock. On March 21, 1996, BBC publicly announced that it had declared a dividend of $0.0506 and $0.044 per share payable to the record holders of the Class A Common Stock and Class B Common Stock, respectively. Funds utilized by BBC for these dividend and interest payments are dependent upon BankAtlantic's ability to pay dividends to BBC.

Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets all of its fully phased-in capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association". Upon prior notice to, and non-objection by, the OTS, a Tier 1 association may make capital distributions during a calendar year up to the greater of (1) 100% of net income for the current calendar year plus 50% of its capital surplus or (ii) 75% of its net income over the most recent four quarters. Any additional capital distributions would require prior regulatory approval.

An institution that meets its minimum regulatory capital requirements but does not meet its fully phased-in capital requirements would be a "Tier 2 association," which may make capital distributions of between 25% and 75% of its net income over the most recent four-quarter period, depending on the institution's risk-based capital level. A "Tier 3 association" is defined as an institution that does not meet all of its minimum regulatory capital requirements and therefore may not make any capital distributions without the prior approval of the OTS. Savings institutions must provide the OTS with at least 30 days written notice before making any capital distribution. All capital distributions are subject to the OTS' right to object to a distribution on safety and soundness grounds.

BBC or its predecessor also declared a 15% stock dividend in May 1993 and five for four stock splits effected in the form of 25% stock dividends in July 1995 and February 1996.

Real Estate and Other Activities

As discussed in "General Description of Business", the Company prior to its investment in BankAtlantic had been primarily engaged in the real estate business. From 1981 through 1987, eleven public real estate partnerships were formed for which the Company provided property management for fees, and administrative and accounting services for cost reimbursements. As discussed above, in March 1989, February 1991 and June 1991, the assets and liabilities of six partnerships were exchanged for subordinated debentures of the Company. The Company has liquidated significantly all of the assets acquired in the Exchanges and at December 31, 1995 only two of the twenty-two properties acquired in the 1989 and 1991 Exchanges remain. Three other partnerships have been liquidated.

In addition to its investment in BBC and unrelated to the public limited partnership programs and its property management activities, the Company holds mortgage notes receivable of approximately $5.2 million which were received in connection with the sale of properties previously owned by the Company.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. On such basis, the Company has acquired interests in three properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. A previously disclosed agreement to sell the Centerport property was terminated during the third quarter of 1995 in accordance with its terms and the property now serves as partial collateral for an $8.08 million loan to the Company from an unaffiliated lender. Lastly, in May 1995, an entity controlled by the Company contracted to acquire the Regency Golf and Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency"). The Regency is an existing rental apartment complex having 288 apartment suites. The acquisition is expected to close during September 1996 and it is currently anticipated that the Company will seek other partners in connection with the acquisition of the property.

Federal and State Taxation

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

Employees

At December 31, 1995, BFC Financial Corporation employed 7 full-time and 1 part-time employee. Management believes that its relations with its employees are satisfactory. The employee benefits offered by the Company are considered by management to be generally competitive with employee benefits provided by other major employers in Florida. The Company's employees are not represented by any collective bargaining group.

ITEM 2.  Properties

BFC maintains its offices in approximately 1,500 square feet located in a building owned by BankAtlantic. The space is leased on terms no less favorable than could be obtained from an independent third party.

The properties listed below are not utilized by the Company but are held by the Company as investments. All are zoned for their current uses. Lease terms do not include options.

    Land                            Approximately        subject to an
      Springfield, Massachusetts      5 acres              estate for
                                      years
                                      expiring in
                                      2006

    Land                            12.73 Acres          owned
      Birmingham, Alabama

    Land (Cypress Creek) *          23.7 acres           owned
      Fort Lauderdale, Florida

    Land (Centerport)               60.1 acres           owned
      Pompano Beach, Florida

    Burlington Manufacturers        277,965 square       owned
      Outlet Center                 feet leasable
        Burlington, NC

    Delray Industrial Park          134,147 square       owned
      Delray Beach, Florida           feet leasable

    * Property was sold in March 1996.

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

In June 1994, the parties entered into an agreement to settle this action pursuant to which BFC will pay approximately fifty-six percent (56%) of the face amount of the outstanding debentures held by class members and the debentures will be canceled pursuant to the procedures outlined in the agreement. Fifty percent (50%) of the settlement amount, plus interest thereon at 7%, can be deferred, at the option of the Company until December 1996. On September 12, 1994, the Court approved the settlement, vacated, set aside, dissolved and nullified the earlier judgment entered following the jury verdict and entered judgment dismissing the action with prejudice. The American Broadcasting Companies, Inc. and William H. Wilson, who attempted and were both denied the right to intervene in this action, appealed the Court's judgment as well as the Court's order denying their right to intervene.

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

Mark Gallegos, et. Al., (formerly Cheryl and Wayne Hubbell, et al.) vs. I.R.E. Advisors Series 26, Corp. et al., in the California Superior Court in Los Angeles, California, Case No. BC049913. This action was filed as a class action during March 1992 on behalf of all purchasers of I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 26, I.R.E. Real Estate Fund, Ltd. - Series 27, I.R.E. Real Estate Growth Fund, Ltd. - Series 28 and I.R.E. Real Estate Income Fund, Ltd. against the managing and individual general partners of the above named partnerships and the officers and directors of those entities. The plaintiffs alleged that the offering materials distributed in connection with the promotions of these limited partnerships contained misrepresentations of material fact and that the defendants misrepresented and concealed material facts from the plaintiffs during the time the partnerships were in existence. The complaint asserts two causes of action for fraud, one of which is based on a claim for intentional misrepresentation and concealment and one of which is based on a claim of negligent misrepresentation. The complaint also contains a claim for breach of fiduciary duty. The complaint seeks unspecified compensatory and punitive damages, attorneys' fees and costs. Plaintiffs filed a third amended complaint which defendants answered in April 1993. In May 1993, a motion to dismiss was filed by the plaintiffs to dismiss all claims relating to I.R.E. Real Estate Fund, Ltd.-Series 25, I.R.E. Real Estate Fund, Ltd.-Series 27 and I.R.E. Real Estate Income Fund, Ltd., whether exchange related or not only leaving claims against I.R.E. Real Estate Fund, Ltd. - Series 26 and I.R.E. Growth Fund, Ltd. - Series 28. This motion was approved by the Court in September 1994.

Kugler, et.al., (formerly Martha Hess, et. al.), v. I.R.E. Real Estate Income Fund, et al. In the Appellate Court of Illinois, First District, and related cases, App. No. 90-107. On or about May 20, 1988, an individual investor filed the above referenced action against two individual defendants, who allegedly sold securities without being registered as securities brokers in Illinois, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including two partnerships that the Company acquired the assets and liabilities of in the 1991 Exchange transaction, (the "predecessor partnerships") interests in which were sold by the individual and corporate broker defendants.

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

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Plaintiff's claims are now pending in Circuit Court. In March 1994, plaintiffs filed a purported Class Action Amendment seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC as a defendant. In August 1995, the Court granted plaintiffs' motion to consolidate and granted plaintiffs' leave to file an amended complaint. According to the Court's ruling, the consolidated class action may include the claims of all individuals who joined the individual actions and the claims of all persons who bought relevant partnership interests but who had not previously joined the prior actions. This ruling expanded the number of potential claims. In September 1995, plaintiffs filed a consolidated class action amendment. In October 1995, an answer was filed admitting certain allegations but denying that plaintiffs had demonstrated entitlement to recovery under the Illinois Securities Act. In December 1995, plaintiffs filed a motion for summary judgment arguing that the Court already has ruled against defendants on the only outstanding issue, whether class members gave the required notice within six months of the time they learned of their rights. A hearing for summary judgment was held in March 1996. The Court has indicated that it will rule on the summary judgment motion during April 1996.

Approximately $2 million of limited partnership interests in the predecessor partnerships were sold and limited partners holding approximately $1.1 million of limited partnership interests have filed an action for recision. Under the most recent court ruling, if recision was made to all limited partners that purchased limited partnership interests, refunds, at March 31, 1996, (including interest payments thereon but less payments already received) would amount to approximately $3.6 million plus attorney's fees. A liability for $4.0 million is included in the accompanying financial statements.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In January, 1982, an individual filed suit against a subsidiary of the Company, Eden United, Inc. ("Eden"), seeking return of an earnest money deposit held by an escrow agent and liquidated damages in the amount of $85,000 as a result of the failure to close the purchase and sale of an apartment complex in Indianapolis, Indiana. Eden was to have purchased the apartment complex from a third party and then immediately resell it to plaintiff. The third party was named as a co-defendant and such third party also filed a cross claim against Eden, seeking to recover the earnest money deposit. In September 1983, Plaintiff filed an amended complaint, naming additional subsidiaries of the Company and certain officers of the Company as additional defendants. The amended complaint sought unspecified damages based upon alleged fraud and interference with contract. The case went to trial during October 1988. On April 26, 1989, the Court entered a judgment against Eden, the Company and certain additional subsidiaries of the Company jointly and severally in the sum of $85,000 for liquidated damages with interest accruing at 8% per annum from September 1, 1981, normal compensatory damages of $1.00, and punitive damages in the sum of $100,000. The judgment also awarded the Plaintiff the return of his $85,000 escrow deposit, and awards the third party $85,000 in damages plus interest accruing from September 14, 1981 against Eden. The Company has charged an expense for the above amounts. Both Short and the Company appealed the judgment and in June 1991, the appellate court reversed the trial court's decision on the issue of compensatory damages, determined that Short might be entitled to an award of compensatory damages and remanded the case to the trial court to determine the amount of compensatory damages to be awarded. A hearing on remand was held on February 3, 1993. On February 25, 1994, the court on remand awarded plaintiff a judgment in the amount of $85,000 for liquidated damages for breach of contract jointly and severally from the subsidiary, the Registrant and certain named affiliates, plus prejudgment interest of $52,108 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. Additionally, plaintiff was awarded a judgment against the defendants in the amount of $2,570,000 for tortious interference, plus prejudgment interest of $469,400 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. The Company posted a $4.8 million appeal bond and appealed the February 25, 1994 judgment. Such bond was collateralized by approximately $4.8 million of securities available for sale. In prior years, the Company had accrued a $4.5 million provision for this litigation. In July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow prejudgment interest, set the date for computation of postjudgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award will be remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short has filed for a hearing before the Indiana Supreme Court and in March 1996 such hearing was denied. Based upon the ruling, preliminary computations by the Company indicate that the total loss to the Company could be approximately $500,000 not the $4.5 million dollars previously established as a provision in connection with this litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

INCORPORATION BY REFERENCE

Part I - Items 1 through 3 pertaining to BFC's significant subsidiary, BBC is incorporated herein by reference to the annual report on Form 10-K of BankAtlantic Bancorp, Inc. for the fiscal year end December 31, 1995.


                                   PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      a) The following table sets forth the high bid and low offer prices on the NASD OTC Bulletin Board of Registrant's common stock for the last three quarters in 1994 and 1995, as reported to the Registrant by the National Quotation Bureau.

      Year:
                                High        Low
         Quarter                Bid         Offer
         -------                -----       -----
1994:
         1st Quarter            3.00        2.50
         2nd Quarter            2.50        2.00
         3rd Quarter            4.00        1.50
         4th Quarter            3.75        3.25

1995:
         1st Quarter            5.06        3.25
         2nd Quarter            6.63        4.63
         3rd Quarter           11.25        6.00
         4th Quarter            9.00        6.50

b) The approximate number of shareholders of record of common stock as of March 14, 1996 was 1,300.

c)    No dividends have been paid by Registrant since its inception.

There are no restrictions on the payment of dividends by Registrant except that no dividends may be paid to the holders of any equity securities of the Company while any deferred interest on the Company's Exchange debentures remains unpaid. The Company has deferred the interest payments relating to the debentures issued in both the 1989 Exchange and the 1991 Exchange, amounting to a total of approximately $2.7 million at December 31, 1995.

As noted in Part I, Item I under "Business - Regulation - Dividend Restrictions," there are restrictions on the payment of dividends by BankAtlantic to BBC. The source of funds for payment by BBC of dividends to BFC is currently dividend payments received by BBC from BankAtlantic.


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                      Selected Consolidated Financial Data
             (In thousands, except for per share data and percents.)

                                                              Years Ended December 31,
                                                ----------------------------------------------------
                                                1995        1994        1993        1992        1991
                                                ----        ----        ----        ----        ----
                                                 (l)         (l)         (l)
Revenues ................................   $   3,123       8,790       5,051     142,236     166,645
Costs and expenses ......................       7,312      13,917      17,118     131,026     189,230
Earnings (loss) before income tax
 expense, cumulative effect of
 change in accounting for income
 taxes and extraordinary items ..........       4,230       2,913      (1,303)     11,210     (22,585)
Income tax expense (benefit) ............        --        (2,009)       --         9,201      (4,876)
Extraordinary items, net of income
 taxes and minority interest ............       3,702 (f)  22,744 (g)    (501)(g)     548 (k)     350 (d)
Net income (loss) .......................       7,932      27,666      (1,804)      2,557     (17,359)
Income (loss) per common and
 common equivalent shares before
 extraordinary items ....................        1.90        2.39       (1.18)       0.78      (10.71)
Net income (loss) per common and
 common equivalent shares ...............        3.57       13.45       (1.47)       1.10      (10.51)
Income (loss) per common and
 common equivalent share
 assuming full dilution
 before extraordinary items .............        1.89        2.39       (1.18)       0.78      (10.71)
Net income (loss) per common and
 common equivalent share
 assuming full dilution .................        3.54       13.45       (1.47)       1.10      (10.51)
Ratio of earnings to fixed charges  (h) .        0.26        0.47       (0.30)      (0.09)      (0.21)
Dollar deficiency of earnings to
 fixed charges (h) ......................       3,370       4,374      11,796      10,126      10,783

                                                                      December 31,
                                                -----------------------------------------------------
                                                1995        1994        1993        1992        1991
                                                ----        ----        ----        ----        ----
                                                 (l)         (l)         (l)
Investment in BankAtlantic
 Bancorp, Inc. ("BBC") ..................      52,662      43,768      36,436      42,984      30,301
Loans receivable, net ...................       5,168       4,904       9,179     566,023     739,287
Mortgage-backed securities ..............        --          --          --       486,886     457,038
Securities available for sale ...........       5,105       5,869      20,373     125,047     110,667
Real estate acquired in
 debenture exchanges, net (I) ...........      11,072      11,169      18,315      20,330      37,810
Real estate investments   ...............      10,211       9,912        --          --          --
Total assets ............................      96,896      91,291      87,495   1,340,465   1,512,146
Customer deposits .......................        --          --          --     1,108,115   1,255,573
Advances from Federal Home Loan Bank ....        --          --          --        66,100      37,277
Securities sold under agreements to
 repurchase .............................        --          --          --        21,532      57,132
Capital notes and other
 subordinated debentures ................        --          --          --         7,928      14,856
Exchange debentures, net ................       3,810       6,616      35,651      38,996      38,818
Mortgages payable and other borrowings ..      27,616      26,618      30,367      32,168      46,748
Deferred interest on the exchange
 debentures .............................       2,722       3,494      12,049       4,985       1,140
Redeemed debenture liability ............      15,964      18,395        --          --          --
Redeemable common stock .................        --          --         5,776       5,776       5,776
Stockholders' equity (deficit) ..........      35,758      26,532      (6,988)     (4,916)     (7,473)
Book value per share excluding
 redeemable common stock ................         n/a         n/a       (4.11)      (2.89)      (4.39)
Book value per share including
 redeemable common stock ................       17.39       12.91       (0.59)       0.42       (0.83)
Return on assets  (a) ...................         8.5 %      30.8 %      (2.1)%       0.2 %      (1.0)%
Return on equity excluding
 redeemable common stock  (a) ...........         n/a         n/a       (51.0)%     (30.6)%    (556.7)%
Return on equity including
 redeemable common stock  (a) ...........        26.4 %     327.9 %    (237.1)%     (99.2)%    (195.2)%
Equity to assets ratio excluding
 redeemable common stock  (a) ...........         n/a         n/a        (5.9)%      (0.6)%       0.2 %
Equity to assets ratio including
 redeemable common stock (a) ............        32.3 %       9.4 %       0.9 %      (0.2)%       5.0 %

- ----------

 (a)  Ratios were computed using quarterly averages.
 (b)  Since its inception, the Company has not paid any dividends.
 (c)  Represents two real estate acquisitions in Broward County, Florida.
 (d)  Utilization of state net operating loss carryforwards net of minority interest of $208,000.
 (e)  Gain on early retirement of capital notes, net of applicable income taxes of $340,000 and minority interest of $197,000.
 (f)  Gain from extinguishment of debt of approximately $460,000, net of income taxes and gain on settlements of Exchange litigation of approximately $3.2 million, net of income taxes.
 (g)  Gain on settlements of 1991 and 1989 Exchanges litigation, net of applicable income taxes of approximately $214,000.
 (h)  The operations of BBC have been eliminated since there is a dividend restriction between BBC's primary subsidiary, BankAtlantic, and BBC.
 (i)  Real estate acquired in debenture exchange, net represents the properties acquired in the 1989 and 1991 Exchange.
 (j)  1992 and 1991 excludes Federal Home Loan Bank stock.  Includes interest-bearing deposits in other banks, and securities purchased under agreement to resell.
 (k)  Income taxes
 (l)  Since 1993, BBC is not included in the consolidated amounts as a consequence of the fact that the
       Company's ownership position in BBC is less than 50%.  BBC is now carried on the Company's financial statements using the equity method.


ITEM 7. BFC FINANCIAL CORPORATION'S MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General - BFC Financial Corporation ("BFC" or "the Company") became a savings bank holding company during 1987 by acquiring a controlling interest in BankAtlantic, A Federal Savings Bank ("BankAtlantic"). On July 13, 1994 BankAtlantic consummated a reorganization into a holding company structure and BankAtlantic Bancorp, Inc. ("BBC") became a unitary savings bank holding company. The reorganization resulted in BankAtlantic becoming a wholly-owned subsidiary of BBC and in BFC becoming a shareholder of BBC on the same proportionate basis as the Company's prior ownership in BankAtlantic. Any reference to BBC contained herein for periods prior to the July reorganization would relate to BankAtlantic. The Company's ownership interest in BBC has been recorded by the purchase method of accounting. (Where applicable, all BBC share and per share amounts have been adjusted for the May 1993 15% stock dividend, and the June 1995 and January 1996 five for four common share stock splits effected in the form of 25% stock dividends.) During November 1993, in a public offering, 3,234,375 shares of BankAtlantic common stock were sold. 1,046,875 of such shares were sold by BankAtlantic and 2,187,500 shares were sold by the Company. As a consequence of the offering, the Company's ownership of BankAtlantic was reduced to 48.17%. At December 31, 1995, the Company's ownership of BBC was 46%. Since 1993, the Company's ownership in BBC has been carried on the equity method rather than consolidated because the Company's ownership interest in BBC is less than 50%. For information relating to changes affecting BBC, see Management's Discussion and Analysis of Financial Condition and Results of Operations of BBC incorporated herein by reference to BBC's Annual Report on Form 10-K. See note 2 of notes to consolidated financial statements for a discussion of the Company's investment in BBC.

In addition to its investment in BBC, the Company owns and manages real estate. Since its inception in 1980 and prior to the acquisition of control of BankAtlantic in 1987, the Company's primary business was the organization, sale and management of real estate investment programs. Effective as of December 31, 1987, the Company ceased the organization and sale of new real estate investment programs, but continues to own and manage real estate assets. At December 31, 1995, subsidiaries of the Company continue to serve as the corporate general partners of 2 public limited partnerships which file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years.

Results of Operations

Net income for the year ended December 31, 1995 was approximately $7.9 million compared to net income of approximately $27.7 million in 1994 and compared to a net loss of approximately $1.8 million in 1993. Operations for 1995 included extraordinary items of $3.2 million, net of income taxes, attributable to an adjustment related to the settlement of the 1989 and 1991 exchange litigation and a gain of approximately $460,000, net of income taxes, from extinguishment of debt. Operations for 1994 included an extraordinary item of approximately $22.7 million attributable to the gain on the settlement of litigation relating to the 1989 and 1991 Exchanges. Operations for 1993 included a charge aggregating $501,000 for the cumulative effect of a change in accounting for income taxes resulting from the change from APB Opinion 11 to FAS 109.

Equity in earnings of BBC for the year ended December 31, 1995, 1994 and 1993 was approximately $8.4 million, $8.0 million and $10.8 million, respectively. Exclusive of the Company's ownership of BBC, the Company and its other subsidiaries generated a net loss in 1995 of approximately $487,000, net income in 1994 of approximately $19.6 million and a net loss in 1993 of approximately $12.6 million. As indicated above the 1995 and 1994 operations included extraordinary gains on the settlement of litigation relating to the 1989 and 1991 Exchange, net of income taxes, of approximately $3.2 million and $22.7 million, respectively. The 1995 operations also included a gain of approximately $460,000 on extinguishment of debt, net of income taxes. Operations in 1994 also included a gain on disposition of real estate, net, of approximately $2.8 million and insurance proceeds of $2.5 million associated with the reimbursement of expenses incurred by the Company in connection with the 1989 and 1991 Exchange. Such expenses were incurred and expensed by the Company in prior years. Approximately $2.0 million, $5.8 million and $6.0 million of 1995, 1994 and 1993 operations, respectively, related to interest expense on the debentures issued in the 1989 and 1991 exchanges. Approximately $531,000 of 1994 operations related to provisions for loss on real estate acquired in the 1991 Exchange. Operations in 1995 and 1994 included provisions for loss on loans receivables of approximately $335,000 and $624,000, respectively. Operations in 1993 included a provision of approximately $4.0 million related to the Short litigation and approximately $2.2 million in 1994 related to a provision arising in connection with court decisions in the Hess litigation. (See Item 3. "Legal Proceedings.") Operations for 1993 included a gain on the sale of 2,187,500 shares of
BankAtlantic common stock as discussed further in note 2 of notes to consolidated financial statements.

Revenues - The following table shows the components of revenues and the changes between the years (in thousands):

                                                      Increase  (Decrease)
                            1995     1994     1993    1995/1994  1994/1993
                            ----     ----     ----    ---------  ---------
Interest on mortgage
  notes and related
  receivables                 451     657      767      (206)     (110)
Interest and dividends
  on securities available
  for sale and escrow
  accounts                    648     743      299       (95)      444
Dividend on redemption
  of BBC preferred
  stock                       191    --       --         191      --
Earnings on real estate
  operations, net           1,033   1,735    2,617      (702)     (882)
Gain on disposition of
  real estate, net            206   2,791     --      (2,585)    2,791
Gain on sale of
  BankAtlantic common
  stock                      --      --      1,050      --      (1,050)
Insurance settlement         --     2,500     --      (2,500)    2,500
Other income, net             594     364      318       230        46
                            -----   -----    -----    ------    ------
                            3,123   8,790    5,051    (5,667)    3,739
                            =====   =====    =====    ======    ======



Interest on mortgage notes and related receivables decreased in 1995 as compared to the 1994 and 1993 periods primarily due to a reduction in the amount of mortgage note receivables from affiliated limited partnerships.

Interest and dividends on other securities available for sale and escrow accounts decreased in 1995 as compared with the 1994 period primarily due to decreases in investable funds and escrow funds related with the settlement of litigation. Interest and dividends on other investment securities increased in 1994 as compared to the 1993 period primarily due to interest earned on funds held in escrow in connection with the settlement of litigation and an increase in the yields of other investments.

In October 1995, BankAtlantic redeemed all of its preferred stock at $25.00 per share. BFC's aggregate purchase price relating to its ownership of the preferred stock was approximately $143,000 and all such preferred stock was redeemed for approximately $334,000. Therefore, BFC reported a gain on redemption of BBC preferred stock of approximately $191,000.

Earnings on real estate operations include earnings from the 1989 and 1991 Exchange properties, properties acquired in 1994 by subsidiaries of BFC and BFC deferred profit recognition on sales of real estate by the Company and its subsidiaries other than BBC (excluding the 1989 and 1991 Exchange properties). Earnings on real estate operations for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $1.0 million, $1.7 million and $2.6 million, respectively. The 1995 decline in earnings on real estate operations, net, as compared to the 1994 and 1993 periods was primarily due to the sale and disposition of properties in 1994.

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

In connection with the 1993 sale of 2,187,500 shares of BankAtlantic common stock owned by the Company, net proceeds to BFC of approximately $17.7 million and a net cost of approximately $16.6 million, including purchase accounting of $1.4 million, was recorded on the sale, resulting in a net gain of approximately $1.1 million on the sale.

Other income, net, increased for the year ended December 31, 1995 as compared with the comparable periods in 1994 and 1993 primarily due to proceeds received during the quarter ended March 31, 1995 from litigation regarding an investment that the Company wrote-off in 1991 and the receipt of amounts from an affiliate which were written-off in prior years.


Costs and Expenses - The following table shows the components of costs and expenses and the changes between the years (in thousands):

                                                        Increase  (Decrease)
                            1995     1994      1993     1995/1994  1994/1993
                            ----     ----      ----     ---------  ---------
Interest on Exchange
  debentures                1,976    5,777     6,031    (3,801)     (254)
Interest on mortgage
  payables and other
  borrowings                2,598    2,499     3,032        99      (533)
Provision for loss
  on real estate
  acquired in
  debenture exchange         --        531      --        (531)      531
Provision for loan
  losses                      335      624      --        (289)      624
Provision for litigation     --      2,200     4,034    (2,200)   (1,834)
Expenses related to
  real estate
  investments                  93     --        --          93      --
Employee compensation
  and benefits              1,232    1,166     1,453        66      (287)
Occupancy and equipment        46       60       331       (14)     (271)
General and
  administrative, net       1,032    1,060     2,237       (28)   (1,177)
                           ------   ------   -------    ------    ------
                            7,312   13,917    17,118    (6,605)   (3,201)
                           ======   ======   =======    ======    ======


Interest on Exchange debentures decreased for the year ended December 31, 1995 as compared to the same periods in 1994 and 1993 primarily due to the 1991 and 1989 Exchange settlements during 1994 and adjustments in 1995 relating to changes in the settlement liability. This decrease was offset in part with the accrual of interest on the 1989 Exchange settlement liability.

Interest on mortgages payable and other borrowings increased for the year ended December 31, 1995 as compared with the same period in 1994 primarily due to additional borrowings in the fourth quarter of 1994 as a result of the purchase of Cypress Creek and Centerport. This increase was offset with the elimination of mortgage debt principally related to the sale or foreclosure of properties acquired in the 1989 and 1991 Exchange. The decrease in interest on mortgages payable and other borrowings for the 1994 period as compared with the 1993 period was due to the elimination of mortgage debt related to the properties acquired in the 1989 and 1991 Exchange transactions.

During 1994, the Company established a valuation allowance of approximately $531,000 on the 12.73 acres of unimproved land owned by it located in Birmingham, Alabama.

In 1995 and 1994 the Company recorded a provision for loss on loan receivables due from affiliated limited partnerships of approximately $335,000 and $624,000, respectively. This loss was based upon management's determination regarding the net carrying value of the loans and the estimated fair value of the underlying loan collateral.

The 1993 provision for litigation was due to a $4.0 million provision in connection with the court decision in the Short vs. Eden United, Inc.
litigation and the $2.2 million provision in 1994 was attributable to an appellate court decision in the Hess litigation. (See Item 3, "Legal Proceedings".)

The 1995 loss from real estate joint venture investments represents the Company's prorata share of expenses, primarily real estate taxes, related to the ownership of property acquired in 1994 by an entity controlled by the Company.

Employee compensation and benefits increased for the year ended December 31, 1995 as compared to the same period in 1994 primarily due to an increase in salary levels. Employee compensation and benefits declined for the year ended December 31, 1994 as compared to the 1993 period primarily due to a reduction in personnel in December 1993.

Occupancy and equipment decreased in 1994 as compared to 1993 due to the Company's reduction in office space after its move to its new location in Fort Lauderdale.

General and administrative decreased in 1994 as compared to 1993 primarily due to the reversal of approximately $348,000 in 1994 of previously accrued expenses that will not be incurred as a result of the settlement of litigation, the write-down in 1993 of advances to an affiliate of approximately $127,000, decreases in legal fees associated with the 1989 and 1991 Exchange litigation and decreases in leasing fees for the procurement of tenants for the properties acquired in the 1989 and 1991 Exchange.

BBC's net income on common shares for the year ended December 31, 1995, 1994 and 1993 was approximately $16.4 million, $16.0 million and $15.2 million, respectively. The Company's equity in BBC's net income for the year ended December 31, 1995, 1994 and 1993 was approximately $8.4 million, $8.0 million and $10.8 million, respectively. At December 31, 1995, the Company owned approximately 46% of the outstanding common stock of BBC whereas through October 1993 the Company owned approximately 77.83% of the outstanding common stock of BankAtlantic. In November 1993, the Company sold approximately 2,187,500 shares of BankAtlantic and BFC's ownership of BankAtlantic decreased to 48.17% of the outstanding common stock of BankAtlantic. The decline in the equity in earnings of BankAtlantic that would have been reflected by the Company's decreased ownership was partially offset by increased earnings by BankAtlantic.

Financial  Condition  -BFC's total assets at December 31, 1995,  and at December
31, 1994, were $96.9 million and $91.3 million, respectively. The majority of the difference at December 31, 1995 as compared to December 31, 1994 was primarily due to increases in (i) mortgage notes and related receivables, net,
(ii) investment in BBC of approximately $8.9 million and (iii)investments in and advances to real estate joint ventures. These increases were offset in part by decreases in (i) securities available for sale of and (ii) escrow for redeemed debenture liability

Mortgage notes and related receivables, net increased due to the extinguishment of a note payable (See note 5.), and loan originations to affiliated limited Partnerships. This increase was offset with principal reduction on loans.

In December 1994, the Company established a broker line of credit in the amount of $850,000 which is collateralized by 170,000 shares of BBC common stock. In the fourth quarter of 1995, the Company borrowed $514,000 from the above account. Mortgage payables and other borrowings increased due to the extinguishment of a note payable.

Investment in BBC increased by $8.9 million due to the equity in earnings of BBC, the change in BBC's net unrealized appreciation on debt securities available for sale, net of deferred income taxes, common stock dividends declared in 1995 and the $1.3 million effect of issuance of BBC common stock by BBC to BBC shareholders other than BFC.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company has acquired interests in three properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. A previously disclosed agreement to sell the Centerport property was terminated during the third quarter of 1995 in accordance with its terms and the property now serves as partial collateral for an $8.08 million loan to the Company from an unaffiliated lender. Lastly, in May 1995, an entity controlled by the Company contracted to acquire the Regency Golf and Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency"). The Regency is an existing rental apartment complex having 288 apartment suites. The acquisition is expected to close during September 1996 and it is currently anticipated that the Company will seek other partners in connection with the acquisition of the property.

The decrease in the redeemed debenture liability and the related escrow was primarily due to payments made in accordance with the terms of the Exchange litigation settlements.

Exchange debentures, net, and deferred interest on the Exchange debentures decreased approximately $2.8 million and $772,000, respectively, primarily due to an adjustment to the settlement of litigation relating to the 1991 and 1989 Exchange. The decrease in deferred interest on the Exchange debentures was partially offset by increases in the deferred interest on the 1989 and 1991 Exchange debentures pursuant to their terms.

Purchase Accounting - The acquisition of BankAtlantic has been accounted for as a purchase and accordingly, the assets and liabilities acquired have been revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during 1995 and 1994 by approximately $677,000 and $366,000, respectively, and decrease net loss during 1993 by approximately $191,000.

Liquidity and Capital Resources - As previously described, during 1989 and 1991, the Company exchanged subordinated unsecured debentures for all of the assets and liabilities of certain affiliated limited partnerships. The Company is actively seeking buyers for the two properties received in the Exchange transaction which it continues to hold with a view to selling the properties and reducing mortgage indebtedness. See note 3 of notes to consolidated financial statements for more information on these transactions.

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlement of all of these lawsuits were approved by the Courts during 1994, however one of settlements is being appealed by the American Broadcasting Company ("ABC"). The precise amounts that will be paid under these settlements can not be determined with certainty because the amount of settlement depends upon whether the class member still owns the debenture issued to them in the exchange transaction ("Class Members Still Owning Debentures") or whether the class member sold the debenture transferred to them in the exchange transaction ("Class Members No Longer Owning Debentures"). The determination of which group a debenture holder falls into is complicated by the fact that when a transfer of ownership occurs, the transfer may not be a bona fide sale transaction (i.e., the transfer may have been made to street name or to a family member). When a debenture is held by a Class Member Still Owning Debentures, the amount of gain recognized on that debenture is greater because the debenture and any related accrued interest is removed from the books whereas if the debenture was sold to a non class member, a settlement payment is made to the Class Member No Longer Owning the Debenture and the debenture and all related accrued interest remains on the books in the name of the current holder of the debenture. When the settlements were recorded, the gain recorded was based upon the determination that if the debenture had been transferred since issue, the debenture was classified in the group of Class Members No Longer Owning Debentures. As debentures were presented for payment, if a determination was made that the debenture belonged in the group of Class Members Still Owning Debentures, an adjustment was made and additional gain was recognized. Additionally, Class Members No Longer Owning Debentures have a specified time period for filing a claim and as the determination of claim amounts are made, an adjustment is made and additional gain is recognized. The time period for filing a claim relating to the 1991 Exchange expired during 1995 and the time period for Meador claimants expired in January 1996.

The settlement for the 1991 Exchange was approved by the District Court in May 1994. The settlements required BFC Financial Corporation to establish a settlement fund equal to 81.359% of the original face amount of the debentures distributed in connection with the 1991 Exchange to the 1991 Exchange Class Members. Settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who either voted against the transaction or did not vote (the "Purcell Litigation") was approved by the District Court in September 1994. The settlement required BFC to establish a settlement fund equal to 56% of the original face amount of the debentures issued to the class members in the Purcell Litigation (the Purcell Class"). Settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who voted yes (the "Meador Litigation") was approved by the District Court in December 1994. The settlement agreement in the Meador litigation contains the same financial terms as those in the description of the settlement of the Purcell Litigation.

In connection with the above settlements, the Company deposited approximately $20.3 million into settlement funds, with another deposit of approximately $4.7 million and $5.1 million required in December 1996 and March 1997, respectively. Gains on the above settlements of $22.7 million were recognized in 1994 and $3.2 million, net of income taxes of $1.5 million, in 1995. Based upon claims made and paid during March 1996 in the Meador Litigation, an additional gain of approximately $1.2 million will be recognized in the first quarter of 1996 related to Class Members No Longer Owning Debentures that did not make a claim within the specified time period. Payments are not being made under the Purcell Litigation pending resolution of the ABC litigation.

At December 31, 1995, the redeemed debenture liability for the 1989 and 1991 Exchange litigation was approximately $13.6 million and $2.3 million, respectively. Additionally, at December 31, 1995 the escrow for redeemed debenture liability for the 1989 and 1991 Exchange litigation was approximately $5.9 million and $3.1 million, respectively. The 1991 Exchange settlement agreements provide for a release from the escrow of any balances remaining at the end of June 1996. The Meador 1989 Exchange settlement agreement provides for a release from the escrow of any balances remaining at January 18, 1998. No dates are available relating to the Purcell 1989 Exchange settlement due to the ABC litigation. (See Item 3. "Legal Proceedings.")

In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana (See item 3. "Litigation ", Short vs. Eden United, Inc., et.al.), on February 25, 1994, the lower court on remand awarded plaintiff a judgment totaling approximately $4.5 million, including interest. The Company appealed the trial court's order and posted an appeal bond which is currently collateralized by approximately $4.8 million of marketable securities. In prior years, the Company had accrued a $4.5 million provision for this litigation and paid a cash Bond of approximately $445,000, which is included in other liabilities in the Company's Consolidated Statements of Financial Condition. In July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow prejudgment interest, set the date for computation of postjudgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award will be remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short filed for a hearing before the Indiana Supreme Court but his petition was denied. Based upon the ruling, preliminary computations by the Company indicate that the total loss to the Company could be approximately $500,000 not the $4.5 million dollars previously established as a provision in connection with this litigation.

A substantial portion of the funds currently required for the litigation described above have already been provided. Other funds required, in addition to those currently available, may come from operations, borrowings against BBC stock, BBC dividends, return of excess funds placed in escrow for litigation settlements, return of the bond delivered in connection with the Short lawsuit, or sale and/or refinancing of real estate and mortgages owned.

As a result of the Exchange litigation settlements, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which settlements were reached ("Holders in Due Course"), or debentures held by persons that opted out of the litigation. The Company's ability to meet its obligations and to pay interest on the debentures issued in the 1989 Exchange and the 1991 Exchange as discussed above is in part dependent on the earnings and regulatory capital position of BBC. Pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment would include, among other items, the upcoming payments due on the Purcell and Meador Litigation, the possible outcome of the Hess Litigation, the ability to identify which debentures are held by Holders in Due Course and current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures. The Company believes it has sufficient current liquidity to meet its normal operating expenses, but it is not anticipated that it will make current payments of interest on the Exchange debentures in the near term.

At the present time, BBC has no significant operations other than those related to its ownership of BankAtlantic and does not require funds other than to pay certain operating expenses and interest expense on $21.0 million of BBC's outstanding debentures. It is anticipated that funds for payment of these expenses will be obtained from BankAtlantic. Additionally, the ultimate repayment by BBC of its outstanding Debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. BBC has stated its intention to pay regular quarterly cash dividends on its common stock. Funds for these dividends and interest payments are dependent upon BankAtlantic's ability to pay dividends to BBC.

Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets all of its fully phased-in capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association". Upon prior notice to, and non-objection by, the OTS, a Tier 1 association may make capital distributions during a calendar year up to the greater of (1) 100% of net income for the current calendar year plus 50% of its capital surplus or (ii) 75% of its net income over the most recent four quarters. Any additional capital distributions would require prior regulatory approval.

An institution that meets its minimum regulatory capital requirements but does not meet its fully phased-in capital requirements would be a "Tier 2 association," which may make capital distributions of between 25% and 75% of its net income over the most recent four-quarter period, depending on the institution's risk-based capital level. A "Tier 3 association" is defined as an institution that does not meet all of its minimum regulatory capital requirements and therefore may not make any capital distributions without the prior approval of the OTS. Savings institutions must provide the OTS with at least 30 days written notice before making any capital distribution. All capital distributions are subject to the OTS' right to object to a distribution on safety and soundness grounds.

In March 1996, BBC consummated a public offering of 1,150,000 shares of its Class A Common Stock at $15 per share. Net proceeds from the sale to BBC was approximately $16 million. With the issuance of the new Class A Common Stock, BBC's existing common stock will remain entitled to one vote per share and will be redesignated Class B Common Stock. Dividends on the Class A Common Stock must be at least equal to 110% of the amount of dividends declared on the Class B Common Stock. BFC did not acquire any shares of BBC Class A Common Stock. Upon issuance of the 1,150,000 shares, BFC's ownership of BBC will be approximately 41.5%.

During November 1993, a public offering of 3,234,375 BankAtlantic common shares at a price of $8.64 per common share was closed. Of the shares sold, 1,046,875 shares were sold by BankAtlantic and 2,187,500 shares were sold by BFC. Net proceeds to BFC and BankAtlantic from the sale was approximately $17.7 million and $8.0 million, respectively. Upon the sale of the 3,234,375 shares, BFC's ownership of BankAtlantic decreased from 77.83% to 48.17%. Proceeds from such sales were utilized to fund the Exchange settlements. At December 31, 1995, the Company's ownership percentage was 46.0%. The decrease in the ownership percentage at December 31, 1995 from 48.0% to 46.0% results from additional shares of BBC common stock being issued in connection with BBC's stock option plans.

BankAtlantic is required to meet all capital standards promulgated pursuant to FIRREA and FDICIA. To be considered "well capitalized" under FDICIA, a savings institution must generally have a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. At December 31, 1995, BankAtlantic met all regulatory capital requirements and met the definition of "well capitalized."

In October 1995, BankAtlantic redeemed all of its outstanding preferred stock at $25.00 per share. BFC's aggregate purchase price relating to its acquisition of BBC preferred stock was approximately $143,000 and all such preferred stock was redeemed for approximately $334,000. Therefore, in October 1995 BFC reported a gain on redemption of BBC preferred stock of approximately $191,000.

Cash Flows - A summary of the Company's consolidated cash flows follows (in thousands):

                                                         December 31,
                                               -------------------------------
                                                 1995        1994        1993
                                                 ----        ----        ----
Net cash provided (used) by:
  Operating activities                      $  (1,963)        948        (523)
  Investing activities                          2,321     (11,438)      1,655
  Financing activities                             83      10,852        (932)
                                               ------     -------     -------
    Increase in cash
     and cash equivalents                   $     441         362         200
                                               ======     =======     =======
The changes in cash flow used or provided in operating activities are affected by the changes in operations, which are discussed elsewhere herein, and by certain other adjustments. These adjustments include additions to operating cash flows for non-operating charges such as depreciation, valuation allowance of real estate acquired in the debenture exchange and provision to state mortgage receivable at fair value. Cash flow from operating activities is also adjusted to reflect the use or the providing of cash for increases and decreases, respectively, in operating assets, decreases or increases, respectively of operating liabilities, and increases in exchange debentures deferred interest. Accordingly, the changes in cash flow from operating activities in the periods indicated above has been impacted not only by the changes in operations during the periods but also by these other adjustments.

The Company's primary sources of funds during the year ended December 31, 1995 were revenues from property operations, collections on mortgage receivables, increase on borrowings, the sale of real estate, sale of securities available for sale, deposits received in connection with the sale of real estate investments and dividends from BBC. These funds were primarily utilized for operating expenses at the properties, capital improvements at the properties, loans originated, increase in investments in and advances to real estate joint ventures, mortgage payables on the properties and general and administrative expenses.

Investing activities for the year ended December 31, 1995 included inflows of approximately $341,000 from the sale of real estate, a net decrease in securities available for sale of approximately $955,000, principal reduction on mortgage receivables of approximately $733,000, deposits received in connection with the sale of real estate investment of approximately $750,000 and dividends from BBC of approximately $819,000. Investing activities for the 1995 period included outflows of approximately $475,000 from loans originated, increase in investments in and advances to real estate joint ventures of approximately $392,000 and improvements to real estate acquired in debenture exchange. Financing activities for the year ended December 31, 1995 includes increase in borrowing of approximately $513,000 and repayments of borrowing of approximately $430,000.

Impact of Inflation - The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Virtually all of the assets and liabilities of BBC are monetary in nature. As a result, interest rates have a more significant impact on BBC's performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully in BBC's Management's Discussion and Analysis of Financial Condition and Results of Operations under "Interest Rate Sensitivity", which is incorporated herein by reference. BFC does not believe that inflation has had any material impact on the Company, however, economic conditions generally have had an adverse effect on the values and operations of its real estate assets.

New Accounting Standards and Policies - In 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." ("FAS 121"). FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Management is of the opinion that adoption of FAS 121 did not have a material effect on consolidated financial position or results of operations, upon adoption on January 1, 1996.

On October  23,  1995,  the FASB  issued  Statement  No.  123,  "Accounting  for
Stock-Based Compensation" ("FAS 123"). This statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and non-employees and is applicable to both public and non-public entities. Entities are allowed (1) to continue to use the Accounting Principles Board Opinion No. 25 method ("APB 25"), or (2) to adopt the FAS 123 fair value based method. Once the method is adopted, an entity cannot change and the method selected applies to all of an entity's compensation plans and transactions. For entities not adopting the FAS 123 fair value based method, FAS 123 requires pro forma net income and earnings per share information as if the fair value based method has been adopted. For entities not adopting the fair value based method, the disclosure requirements of FAS 123, including the pro forma information, are effective for financial statements for fiscal years beginning after December 15, 1995 (calendar year 1996). The pro forma disclosures are to include all awards granted in fiscal years that begin after December 15, 1994 (calendar year 1995). However, the disclosures, including the pro forma net income and earnings per share disclosure, for the first fiscal year beginning after December 15, 1995 (calendar year 1995) will not be included in that year's financial statements but will be included in the following year's (calendar year 1996) financial statements if the first fiscal year is presented for comparative purposes. Management intends to continue to use APB 25 and disclose proforma net income and earnings per share information in the December 31, 1996 financial statements.

BFC adopted prospectively Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of Loan - Income Recognition and Disclosures" ("FAS 114"), effective January 1, 1995. There was no impact to the consolidated statement of financial condition or the consolidated statement of operations upon implementation.

Allowance for Loan Losses - BFC, beginning on January 1, 1995, bases the measurement of loan impairment on the fair value of the loan's collateral in accordance with FAS 114. Non-collateral dependent loan impairment is based on the present value of the estimated future cash flows. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan's collateral or projected cash flows are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is relieved from the allowance for loan losses. The impact of implementation was not material.

ITEM 8. INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

      Consolidated  Statements of Financial  Condition - December 31, 1995 and
      1994

      Consolidated Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1995

      Consolidated Statements of Stockholders' Equity (Deficit) - For each of the Years in the Three Year Period ended December 31, 1995

      Consolidated Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1995

      Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
BFC Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of BFC Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BFC Financial Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principals.




                              KPMG PEAT MARWICK LLP


Fort Lauderdale, Florida
March 26, 1996

              BFC Financial Corporation and Subsidiaries
            Consolidated Statements of Financial Condition

                December 31, 1995 and December 31, 1994
                   (in thousands, except share data)

                                ASSETS
                                -------


                                                       1995       1994

Cash and cash equivalents                           $  1,152        711
Securities available for sale                          5,105      5,869
Investment in BankAtlantic Bancorp, Inc. ("BBC")      52,662     43,768
Mortgage notes and related receivables, net            5,168      4,904
Real estate acquired in debenture exchanges, net      11,072     11,169
Real estate investments                               10,211      9,912
Escrow for redeemed debenture liability                8,982     12,223
Other assets                                           2,544      2,735
                                                    --------    -------
     Total assets                                   $ 96,896     91,291
                                                    ========    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Exchange debentures, net                               3,810      6,616
Deferred interest on the exchange debentures           2,722      3,494
Redeemed debenture liability                          15,964     18,395
Mortgage payables and other borrowings                27,616     26,618
Other liabilities                                      9,393      9,636
Deferred income taxes                                  1,633       --
                                                    --------    -------
     Total liabilities                                61,138     64,759


Commitments and contingencies                           --         --

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                        --         --
 Special class A common stock of $.01 par value;
  authorized 20,000,000 shares; none issued             --         --
 Common stock of $.01 par value; authorized
  20,000,000 shares; issued 2,351,021
  in 1995 and 1994                                        17         17
Additional paid-in capital                            19,773     21,025
Retained earnings                                     13,609      5,677
 Less:  treasury stock
   (45,339 shares for 1995 and 1994)                    (280)      (280)
                                                    --------    -------
     Total stockholders' equity before
       BBC net unrealized appreciation on
       debt securities available for sale,
       net of deferred income taxes                   33,119     26,439

BBC net unrealized appreciation
 on debt securities available for
 sale-net of deferred income taxes                     2,639         93
                                                    --------    -------
 Total stockholders' equity                           35,758     26,532
                                                    --------    -------
     Total liabilities and stockholders' equity     $ 96,896     91,291
                                                    ========    =======

          See accompanying notes to consolidated financial statements

               BFC Financial Corporation and Subsidiaries
                  Consolidated Statements of Operations
          For each of the years in the three year period ended
                            December 31,1995
                  (in thousands, except per share data)

                                            1995      1994      1993
                                            ----      ----      ----
Revenues:
 Interest on mortgage notes and
  related receivables                    $   451        657        767
 Interest and dividends on securities
  available for sale and escrow
  accounts                                   648        743        299
 Dividend on redemption of BBC
  preferred stock                            191       --         --
 Earnings on real estate
  operations, net                          1,033      1,735      2,617
 Gain on disposition of
  real estate, net                           206      2,791       --
 Gain on sale of BankAtlantic
  common stock                              --         --        1,050
 Insurance settlement                       --        2,500       --
 Other income, net                           594        364        318
                                         -------    -------    -------
Total revenues                             3,123      8,790      5,051
                                         -------    -------    -------
Costs and expenses:
 Interest on exchange debentures           1,976      5,777      6,031
 Interest on mortgages payable
  and other borrowings                     2,598      2,499      3,032
 Provision for loss on real estate
   acquired in debenture exchange           --          531       --
 Provision for loan losses                   335        624       --
 Provision for litigation                   --        2,200      4,034
 Expenses related to real estate
  investments                                 93       --         --
 Employee compensation and benefits        1,232      1,166      1,453
 Occupancy and equipment                      46         60        331
 General and administrative, net           1,032      1,060      2,237
                                         -------    -------    -------
Total cost and expenses                    7,312     13,917     17,118
                                         -------    -------    -------
(Loss) before  equity in  earnings
  of  BBC, income  taxes,  cumulative
  effect of  change in accounting
  for income taxes and extraordinary
  items                                   (4,189)    (5,127)   (12,067)

Equity in earnings of BBC                  8,419      8,040     10,764
                                         -------    -------    -------
Income (loss) before income taxes,
 cumulative effect of change in
 accounting for income taxes
 and extraordinary items                   4,230      2,913     (1,303)
(Benefit) for income taxes                  --       (2,009)      --
                                         -------    -------    -------
Income (loss) before cumulative
 effect of change in accounting for
 income taxes and extraordinary items      4,230      4,922     (1,303)
Cumulative effect of change in
 accounting for income taxes                --         --         (501)
Extraordinary items:
 Net gain from extinguishment of debt,
  net of income taxes of $218,000            460       --         --
 Gain on settlements of Exchange
  litigation, net of income
  taxes of $1,461,000 in 1995 and
  $214,000 in 1994                         3,242     22,744       --
                                         -------    -------    -------
Net income (loss)                        $ 7,932     27,666     (1,804)
                                         =======    =======    =======

Income (loss) per common and
 common equivalent share:
 Before cumulative effect of change
  in accounting for income taxes
  and extraordinary items                $  1.90      2.39       (1.18)
 Cumulative effect of change in
  accounting for income taxes                 --        --       (0.29)
 Extraordinary items                        1.67     11.06          --
                                         -------   -------     -------
Net income (loss) per common and
 common equivalent share                 $  3.57     13.45       (1.47)
                                         =======   =======     =======

Income (loss) per common and
 common equivalent share
 assuming full dilution:
 Before cumulative effect of change
  in accounting for income taxes
  and extraordinary items                $  1.89      2.39       (1.18)
 Cumulative effect of change in
  accounting for income taxes                 --        --       (0.29)
 Extraordinary items                        1.65     11.06         .00
                                         -------   -------     -------
Net income (loss) per common and
 common equivalent share
 assuming full dilution                  $  3.54     13.45       (1.47)
                                         =======   =======     =======
Weighted average number of common
 and common equivalent shares
 outstanding                               2,222      2,056      1,702
                                         =======    =======    =======

Weighted average number of common
 and common equivalent shares
 outstanding assuming full dilution        2,243      2,056      1,702
                                         =======    =======    =======




See accompanying notes to consolidated financial statements

                   BFC Financial Corporation and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
     For each of the years in the three year period ended December 31, 1995
                                 (in thousands)

                              Addi-     Retained
                              tional    Earnings     Trea-
                     Common  Paid-in   Accumulated   sury
                     Stock   Capital    (Deficit)    Stock      Other    Total
                    -------  -------     -------    ------      ------  -------
Balance at
December 31, 1992 $     17    15,532    (20,185)      (280)       999    (4,916)

Effect of issuance
 of BBC's common
 stock by BBC to
 shareholders other
 than BFC             --        (268)      --         --         --        (268)

Net (loss)            --        --       (1,804)      --         --      (1,804)
                   -------   -------    -------    -------    -------   -------
Balance at
 December 31, 1993      17    15,264    (21,989)      (280)      --      (6,988)

Transfer from
 redeemable
 common stock         --       5,776       --         --         --       5,776

Effect of issuance
 of BBC's common
 stock by BBC
 to shareholders
 other than
 BFC Financial
 Corporation          --         (15)      --         --         --         (15)

Change in BBC net
 unrealized
 appreciation on
 debt securities
 available for
 sale-net of
 deferred income
 taxes                --        --         --         --           93        93

Net income            --        --       27,666       --         --      27,666
                   -------   -------    -------    -------    -------   -------

Balance at
 December 31, 1994      17    21,025      5,677       (280)        93    26,532

Effect of issuance
 of BBC's common
 stock by BBC
 to shareholders
 other than
 BFC Financial
 Corporation          --      (1,252)      --         --         --      (1,252)

Change in BBC net
 unrealized
 appreciation on
 debt securities
 available for
 sale-net of
 deferred income
 taxes                --        --         --         --        2,546     2,546

Net income            --        --        7,932       --         --       7,932
                   -------   -------    -------    -------    -------   -------
Balance at
 December 31, 1995      17    19,773     13,609       (280)     2,639    35,758
                   =======   =======    =======    =======    =======   =======


See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flow
              For each of the years in the three year period ended
                                December 31, 1995
                                 (In thousands)

                                                  1995        1994        1993
                                                  ----        ----        ----

Operating activities:
Income (loss) before extraordinary items
 and cumulative effect of change in
 accounting for income taxes                    $ 4,230       4,922      (1,303)
Adjustments to reconcile income (loss)
 before extraordinary items and
 cumulative effect of change in
 accounting for income taxes to net cash
 provided (used) by operating activities:
Equity in earnings of BBC                        (8,419)     (8,040)    (10,764)
Provision for declines in real estate owned        --           531        --
Depreciation                                        762       1,441       1,658
Expenses related to real estate investments          93        --          --
Decrease in deferred income taxes                  --        (2,009)       --
Accretion on exchange debentures
 and mortgages payable                               29         118         285
Tax effect of real estate acquired
 in debenture exchange                             --           (20)        (92)
Amortization of discount on
 loans receivable                                  (168)        (58)        (70)
Gain on disposition of real estate, net            (206)     (2,791)       --
Gain on redemption of BBC preferred
 stock                                             (191)       --          --
Provision to state mortgage
 receivable at fair value                           335         624        --
Provision for litigation                           --         2,200       4,034
Gain on sale BankAtlantic common stock             --          --        (1,050)
Increase in deferred interest on the
 exchange debentures                              1,423       5,604       5,923
Accrued interest income on escrow accounts         (272)       (307)       --
Interest accrued regarding redeemed
 debenture liability                                524          63        --
Increase (decrease) in other liabilities             89        (887)        354
Decrease (increase) in other assets                (192)       (443)        502
                                                -------     -------     -------
Net cash provided (used) by
 operating activities                            (1,963)        948        (523)
                                                -------     -------     -------

Investing activities:
Proceeds from the sales of real estate
 acquired in debenture exchanges                   --         4,283        --
Proceeds from the sale of
 BankAtlantic common stock                         --          --        17,691
Increase in BankAtlantic investment
 in common stock                                   --          --        (1,971)
Common stock dividends received
 from BBC                                           819         753         271
Purchase of securities available
 for sale                                       (20,091)    (62,346)    (24,460)
Proceeds from redemption and maturities
 of securities available for sale                21,046      76,850      10,486
Increase in the Exchange escrow
 to fund settlement liability                      --       (20,840)       --
Principal reduction on loans                        733         220         252
Loans originated                                   (475)       --          --
Deposits received for sale of
 real estate held by joint venture                  750        --          --
Proceeds from sales of real estate                  341        --          --
Increase in investments in and advances
 to real estate joint ventures                     (392)     (9,912)       --
Additions to office
 properties and equipment                           (35)        (12)        (32)
Improvements to real estate acquired in
 debenture exchanges                               (375)       (434)       (582)
                                                -------     -------     -------
Net cash provided (used) by investing
 activities                                       2,321     (11,438)      1,655
                                                -------     -------     -------


Financing activities:
Increase in borrowings                              513      11,500        --
Repayments of borrowings                           (430)       (648)       (932)
                                                -------     -------     -------
Net cash provided (used) by
 financing activities                                83      10,852        (932)
                                                -------     -------     -------
 Increase in cash and
  cash equivalents                                  441         362         200
 Cash and cash equivalents at
  beginning of period                               711         349         149
                                                -------     -------     -------
 Cash and cash equivalents at
  end of period                                 $ 1,152         711         349
                                                =======     =======     =======




         See accompanying notes to consolidated financial statements.

                            BFC Financial Corporation
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1995, 1994 and 1993


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

Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for real estate, in connection with the settlements of exchange litigation, the percentages used to estimate class members no longer owning debentures and the allowance for mortgage notes and related receivables.

The financial statements and notes to consolidated financial statements of BankAtlantic Bancorp, Inc. and Subsidiaries ("BBC"), are incorporated herein by reference.

Principles of Consolidation - BFC Financial Corporation is a savings bank holding company as a consequence of its ownership of the common stock of BankAtlantic Bancorp, Inc. On July 13, 1994 BankAtlantic, A Federal Savings Bank ("BankAtlantic") consummated a reorganization into a holding company structure and BankAtlantic Bancorp, Inc. acquired all the capital stock of BankAtlantic thereby becoming a unitary savings bank holding company. The reorganization resulted in BankAtlantic becoming a wholly-owned subsidiary of BBC with BFC becoming a shareholder of BBC on the same proportionate basis as was the Company's ownership in BankAtlantic. The consolidated financial statements reflect the activities of BFC Financial Corporation and its wholly owned subsidiaries ("BFC"). Because the Company's ownership in BBC was less than 50% beginning in 1993, the Company's investment in BBC has been carried on the equity method since the year 1993. Prior to 1993 the adjustments to operations relating to changes in the Company's percentage ownership of BBC were reflected in minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents - Cash equivalents include liquid investments with original maturities of three months or less.

Securities Available for Sale - The Company's securities are available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") issued in May 1993 by the Financial Accounting Standards Board ("FASB"), these securities are carried at fair value, with any related unrealized appreciation or and depreciation reported as a separate component of stockholders' equity, net of income taxes. A write-down is reflected in the statement of operations to the extent that securities are permanently impaired.

Mortgage Notes and Related Receivables, net - Mortgage notes and related receivables, net, are carried at the lower of cost or fair value.

Real Estate - Real estate acquired in the Exchange transactions and real estate investments are stated at the lower of cost or fair value in the accompanying statements of financial condition. Land is carried at the lower of cost or fair value in the accompanying statements of financial condition.

Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 31.5 years for buildings and 5 years for tenant improvements.

Income Taxes - The Company does not include BBC and its subsidiaries in its consolidated income tax return with its wholly-owned subsidiaries, since the Company owns less than 80% of the outstanding stock of BBC. Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different than such items are recognized for income tax purposes.

The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date.

Excess Cost Over Fair Value of Net Assets Acquired (Goodwill) - The ownership position in BankAtlantic was acquired at different times. At the February 1987, October 1989, June 1990, October 1990 and November 1991 acquisitions, the fair market value of the net assets of BankAtlantic were greater than the Company's cost. At other increases in ownership, the Company's cost was in excess of the fair market value of BankAtlantic's net assets. The excess of fair market value over cost was recorded as a reduction to the fair market value of non-current assets, including identified intangible assets. The excess of cost over fair market value was recorded as goodwill and is being amortized on the straight line basis over a 15 year period. Identified intangibles consist of loan servicing and escrows. These intangibles are amortized over the remaining life of the applicable loan and escrow accounts using the level yield method and at the end of 1993 had been completely amortized. The minor 3.3%, 4%, 0.5% and 2.4% increases in ownership of BankAtlantic in October 1989, June 1990, October 1990 and November 1991 were recorded utilizing BankAtlantic's cost basis of assets and liabilities as fair market value. The excess of such cost basis over the Company's purchase price was recorded as a reduction to property and equipment and is being amortized on a straight-line basis over a ten year period. Cost over fair value of net assets acquired and other intangible assets is evaluated by management for impairment on an on-going basis based on the facts and circumstances related to the net assets acquired.

Redeemable Common Stock - In May 1989, the Company exchanged with Mr. Abdo, a member of the Company's Board of Directors, and certain members of his family (the "Abdos"), among other things, 353,478 shares of its common stock (including 117,483 shares of treasury stock) for 282,782 shares of common stock of BankAtlantic. (See also Note 2). The exchange ratio for the shares was 1.25 to
1. The Abdos had the right to require the Company, at any time, to purchase such shares for the higher of (i) their book value as of the date of notice or (ii) the average market value of such shares. The Company and Alan B. Levan, individually, had the right to buy and to require the Abdos to sell such shares to each, respectively, on the same terms indicated above. At the transaction date the book value of the shares was greater than their market value. Accordingly, the amount initially recorded for this redeemable common stock, $5,776,000, was at book value. Amounts subsequently reflected in the Company's statements of financial condition were to be adjusted to reflect the maximum liability based on the higher of either the market price or the book value of the shares. However, such liability was not to be reduced from the amount initially reflected at the time of acquisition. There were no adjustments to the amount stated since the May 1989 acquisition date. In February 1994, the parties mutually agreed to cancel the agreement with respect to the requirement to buy and or sell shares. Therefore, during the first quarter of 1994, the amount classified as redeemable common stock was reclassified to the stockholders' equity section of the statement of financial condition.

Income Per Share - Income per common share and common equivalent share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The number of common shares was increased by the number of shares issuable on the exercise of options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during the period when the market price of the common stock exceeded the exercise price of the options. For income per common share assuming full dilution, those purchases were assumed to be made at the market price at the end of the period, if higher than the average price during the period.

For all periods, the shares issued in connection with a 1984 acquisition are considered outstanding after elimination of 250,000 shares, representing the Company's 50% ownership of the shares issued in the acquisition.

Reclassifications - For comparative purposes, certain prior year balances have been reclassified to conform with the 1995 financial statement presentation.

New Accounting Standards - In 1995, the FASB issued Statement of Financial Accounting Standard SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." ("FAS 121"). FAS 121 requires that long-lived assets, assets held for sale and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Management is of the opinion that adoption of FAS 121 did not have a material effect on consolidated financial position or results of operations, upon adoption on January 1, 1996.

On October  23,  1995,  the FASB  issued  Statement  No.  123,  "Accounting  for
Stock-Based Compensation" ("FAS 123"). This statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and non-employees and is applicable to both public and non-public entities. Entities are allowed (1) to continue to use the Accounting Principles Board Opinion No. 25 method ("APB 25"), or (2) to adopt the FAS 123 fair value based method. Once the method is adopted, an entity cannot change and the method selected applies to all of an entity's compensation plans and transactions. For entities not adopting the FAS 123 fair value based method, FAS 123 requires pro forma net income and earnings per share information as if the fair value based method has been adopted. For entities not adopting the fair value based method, the disclosure requirements of FAS 123, including the pro forma information, are effective for financial statements for fiscal years beginning after December 15, 1995 (calendar year 1996). The pro forma disclosures are to include all awards granted in fiscal years that begin after December 15, 1994 (calendar year 1995). However, the disclosures, including the pro forma net income and earnings per share disclosure, for the first fiscal year beginning after December 15, 1995 (calendar year 1995) will not be included in that year's financial statements but will be included in the following year's (calendar year 1996) financial statements if the first fiscal year is presented for comparative purposes. Management intends to continue to use APB 25 and disclose proforma net income and earnings per share information in the December 31, 1996 financial statements.

Allowance for Loan Losses - BFC, beginning on January 1, 1995, bases the measurement of loan impairment on the fair value of the loan's collateral in accordance with FAS 114. Non-collateral dependent loan impairment is based on the present value of the estimated future cash flows. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan's collateral or projected cash flows are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is relieved from the allowance for loan losses. The impact of implementation was not material.

2.  INVESTMENTS IN BANKATLANTIC BANCORP, INC.

The Company has acquired its current 46% ownership of BBC through various acquisitions and sales as follows (Where applicable, all BBC share and per share amounts have been adjusted for the May 1993 15% stock dividend, and the June 1995 and January 1996 five for four common share stock splits effected in the form of 25% stock dividends.):

                                                             Cumulative
                                       Shares                Ownership %
                                     ----------              ------------
            Prior to 1987                520,555                    9.9%
            February 1987              1,898,363                   43.7%
            October 1987                 539,063                   53.4%
            May 1989                     508,123                   62.3%
            October 1989                 774,228                   65.6%
            June 1990                    845,984                   69.6%
            October 1990                  37,734                   70.1%
            November 1991                179,688                   72.5%
            June 1993                  1,759,887                   77.8%
            November 1993             (2,187,500)                  48.2%
            December 1994                   -                      48.0%
            December 1995                   -                      46.0%

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

The shares in the October 1989 acquisition were acquired directly from BankAtlantic in connection with an offering by BankAtlantic of 898,438 units, at $6.68 per unit, to its existing stockholders. Each unit consisted of one share of its common stock and three warrants, with each warrant entitling the holder to purchase one share of common stock at an exercise price of $5.57 at any time prior to May 31, 1991.

On June 30, 1990, BFC exercised its warrants and converted $2.5 million of subordinated debt of BankAtlantic to 845,984 shares of BankAtlantic common stock, increasing BFC's ownership percentage of BankAtlantic to 69.6%.

In October 1990, the Company increased its ownership of BankAtlantic to 70.12% by purchasing 37,734 shares of BankAtlantic common stock from the BankAtlantic Security Plus Plan (the "Plan") at a cost of $1.04 per share (average of bid and asked price on date of purchase). The Plan disposed of these shares in order to meet employees withdrawal requests.

In November 1991, BFC purchased 179,688 shares of BankAtlantic common stock from an unaffiliated third party at a cost of approximately $0.487 per share, increasing BFC's ownership of BankAtlantic to 72.5%.

In June 1993, the Company exercised its right to purchase 1,759,886 shares of BankAtlantic's common stock at the exercise price of $1.12 per share, for a total purchase price of $1,971,072. The payment of $1,971,072 was through the tender of subordinated debentures held by BFC as of February 28, 1993 and the related accrued interest as of that date. The debentures were issued to BFC in connection with the use of funds from an escrow account established by BFC to make preferred stock dividend payments, and in connection with the related accrued interest on the debentures through February 1993. As a result of the above transaction, BFC increased its ownership in BankAtlantic to 77.83% of BankAtlantic's outstanding common stock. During July 1993, BFC received $83,704 for the interest accrued on the subordinated debentures from February 28, 1993 to June 30, 1993. Share and exercise price were adjusted subject to the dilution provisions contained in the subordinated debt agreement to reflect BankAtlantic's 15% common stock dividend of June 7, 1993.

During November 1993, a public offering of 3,234,375 BankAtlantic common shares at a price of $8.64 per common share was closed. Of the shares sold, 1,046,875 shares were sold by BankAtlantic and 2,187,500 shares were sold by BFC. Net proceeds to BFC and BankAtlantic from the sale were approximately $17.7 million and $8.0 million, respectively. Upon the sale of the 3,234,375 shares, BFC's ownership of BankAtlantic decreased to 48.17%. The sale of the BankAtlantic shares provided the Company with the current liquidity to enable it to hold settlement discussions on the Exchange litigation discussed in note 3 of notes to the consolidated financial statements.

The decrease in the ownership percentage at December 31, 1995 from 48.0% to 46.0% results from additional shares of BBC common stock being issued in connection with BBC's stock option plan.

The acquisition of BankAtlantic has been accounted for as a purchase and accordingly, the assets and liabilities acquired have been revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during 1995 and 1994 by approximately $677,000 and $366,000, respectively, and decrease net loss during 1993 by approximately $191,000. Assuming no sales or dispositions of the related assets or liabilities, the Company does not believe the net increase (decrease) in earnings resulting from the net amortization/accretion of the adjustments to net assets acquired resulting from the use of the purchase method of accounting will be significant in future years.

Excess cost over fair value of net assets acquired at December 31, 1995 and 1994, was approximately $822,000 and $945,000, respectively. As a result of the deconsolidation in 1993, excess cost over fair value of net assets acquired at December 31, 1995 and 1994 is included in the investment of BBC in the accompanying statements of financial condition.

A reconciliation of the carrying value in BBC to BBC's Stockholders equity at December 31, 1995 and December 31, 1994 is as follows:
                                                               December 31,
                                                             1995        1994

BBC stockholders' equity                            $     120,561     105,520
Preferred stock                                              -         (7,030)
                                                          -------     -------
BankAtlantic common stockholders' equity                  120,561      98,490
Partnership percentage                                      46.03%      48.00%
                                                          -------      ------
                                                           55,494      47,275
Purchase accounting adjustments                            (2,832)     (3,507)
                                                          -------      ------
Investment in BankAtlantic                          $      52,662      43,768
                                                          =======     =======

BFC owned 5,600 shares of BBC 12.25% Series A Preferred Stock, 529 shares of BBC 10.00% Series B Preferred Stock and 7,245 shares of BBC 8.00% Series C Preferred Stock. The aggregate purchase price relating to the acquisition of these shares was approximately $143,000 and is included in securities available for sale, net in the accompanying 1994 statement of financial condition. All such preferred stock was redeemed by BBC in October 1995 for approximately $334,000. The redemption proceeds in excess of carrying value, aggregating approximately $191,000 was recognized as a dividend in the 1995 consolidated statement of operations.

Prior to 1993, BankAtlantic had not paid any regular dividend on its common stock. In August 1993, BankAtlantic declared and paid a quarterly cash dividend to its common stockholders and has paid a regular quarterly dividend since that time. A 15% common stock dividend was declared in May 1993. In June 1995 and January 1996, the Board of Directors of BBC declared five for four stock split effected in the form of a 25% stock dividends issued in July 1995 and February 1996, respectively.

At the present time BBC has no significant operations other than those related to its ownership of BankAtlantic and does not require funds other than to pay certain operating expenses and interest expense on $21.0 million of Debentures. It is anticipated that funds for payment of these expenses will be obtained from BankAtlantic. Additionally, the ultimate repayment by BBC of its outstanding Debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. Management of BBC has stated its intention to pay regular quarterly cash dividends on its common stock. Funds for these dividend and interest payments are dependent upon BankAtlantic's ability to pay dividends to BBC.

Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets all of its fully phased-in capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association". Upon prior notice to, and non-objection by, the OTS, a Tier 1 association may make capital distributions during a calendar year up to the greater of (1) 100% of net income for the current calendar year plus 50% of its capital surplus or (ii) 75% of its net income over the most recent four quarters. Any additional capital distributions would require prior regulatory approval.

An institution that meets its minimum regulatory capital requirements but does not meet its fully phased-in capital requirements would be a "Tier 2 association," which may make capital distributions of between 25% and 75% of its net income over the most recent four-quarter period, depending on the institution's risk-based capital level. A "Tier 3 association" is defined as an institution that does not meet all of its minimum regulatory capital requirements and therefore may not make any capital distributions without the prior approval of the OTS. Savings institutions must provide the OTS with at least 30 days written notice before making any capital distribution. All capital distributions are subject to the OTS' right to object to a distribution on safety and soundness grounds.

Management of BBC has been considering converting BankAtlantic's charter to that of a commercial bank. If BankAtlantic's charter were to be converted, the impact to BankAtlantic's statement of operation under current regulations would be a charge to income of approximately $3.2 million relating to the recapture of the bad debt deduction for Federal income tax purposes. Management of BBC is not presently pursuing a conversion of BankAtlantic's charter since it is awaiting the outcome of the legislative proposals relating to the disparity of the BIF/SAIF premiums, which include a consideration of the treatment of the recapture of the bad debt deduction as well as the possible consolidation of bank and thrift charters. In the event that BankAtlantic's charter is converted, BFC would be required to register as a bank holding company under the Bank Holding Company Act. As a consequence of such registration, BFC might be required to divest itself of non-bank activities over a divestiture period established by applicable regulators.

In February 1996, shareholders of BBC approved a proposal to create a new class of non-voting common stock designated as Class A Common Stock. BBC's existing common stock was redesignated Class B Common Stock. Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. In March 1996, BBC sold 1,150,000 shares of Class A Common Stock in a public offering reducing BFC's total ownership in BBC to approximately 41.5%. BFC does not own any of the Class A Common Stock.

3.  EXCHANGE TRANSACTIONS

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

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlement of all of these lawsuits were approved by the Courts during 1994, however one of settlements is being appealed by the American Broadcasting Company ("ABC"). The precise amounts that will be paid under these settlements can not be determined with certainty because the amount of settlement depends upon whether the class member still owns the debenture issued to them in the exchange transaction ("Class Members Still Owning Debentures") or whether the class member sold the debenture transferred to them in the exchange transaction ("Class Members No Longer Owning Debentures"). The determination of which group a debenture holder falls into is complicated by the fact that when a transfer of ownership occurs, the transfer may not be a bona fide sale transaction (i.e., involved a transfer to street name or to a family member). When a debenture is held by a Class Member Still Owning Debentures, the amount of gain recognized on that debenture is greater because the debenture and any related accrued interest is removed from the books whereas if the debenture was sold to a non class member, a settlement payment is made to the Class Member No Longer Owning the Debenture and the debenture and all related accrued interest remains on the books in the name of the current holder of the debenture. When the settlements were recorded, the gain recorded was based upon the determination that if the debenture had been transferred since issue, the debenture was classified in the group of Class Members No Longer Owning Debentures. As debentures were presented for payment, if a determination was made that the debenture belonged in the group of Class Members Still Owning Debentures, an adjustment was made and additional gain was recognized. Additionally, Class Members No Longer Owning Debentures had/have a specified time period for filing a claim and as the determination of the claim amounts are made and when the time period expires an adjustment is made and additional gain is recognized. The time period for filing a claim for the 1991 Exchange has expired and the time period for Meador claimants expired in January 1996.

The settlement for the 1991 Exchange was approved by the District Court in May 1994. The settlements required BFC Financial Corporation to establish a settlement fund equal to 81.359% of the original face amount of the debentures distributed in connection with the 1991 Exchange to the 1991 Exchange Class Members. Settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who either voted against the transaction or did not vote (the "Purcell Litigation") was approved by the District Court in September 1994. The settlement required BFC to establish a settlement fund equal to 56% of the original face amount of the debentures issued to the class members in the Purcell Litigation (the "Purcell Class"). Settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who voted yes (the "Meador Litigation") was approved by the District Court in December 1994. The settlement agreement in the Meador litigation contains the same financial terms as those in the description of the settlement of the Purcell Litigation.

In connection with the above settlements, the Company deposited approximately $20.3 million into settlement funds, with another deposit of approximately $4.7 million and $5.1 million required in December 1996 and March 1997, respectively. Gains on the above settlements of $22.7 million were recognized in 1994 and $3.2 million, net of income taxes of approximately $1.5 million in 1995. Based upon claims made and paid during March 1996 in the Meador Litigation, an additional gain of approximately $1.2 million will be recognized in the first quarter of 1996 related to Class Members No Longer Owning Debentures that did not make a claim within the specified time period. Payments are not being made under the Purcell Litigation pending resolution of the ABC litigation.

At December 31, 1995, the redeemed debenture liability for the 1989 and 1991 Exchange litigation was approximately $13.6 million and $2.3 million, respectively. Additionally, at December 31, 1995 the escrow for redeemed debenture liability for the 1989 and 1991 Exchange litigation was approximately $5.9 million and $3.1 million, respectively, for payment under the above settlements. The 1991 Exchange settlement agreements provide for a release from the escrow any balances remaining at the end of June 1996. The Meador 1989 Exchange settlement agreement provides for a release from the escrow any balances remaining at January 18, 1998. No dates are available for the Purcell 1989 Exchange settlement due to the ABC litigation.

The components of the gain from the settlement of the 1991 Exchange litigation are as follows (in thousands):

                                                             1995        1994
Adjustment of basis in the properties acquired in
    debenture exchange, net                              $    273       6,713
Decrease in other assets                                       (9)       (323)
Decrease in exchange debentures, net                          286       9,630
Decrease in deferred interest on the exchange debentures      262       5,454
                                                          -------     -------
                                                              812      21,474
Redeemed debenture liability                                  103     (12,240)
                                                          -------     -------
Pre-tax gain on the 1991 Exchange settlement             $    915       9,234
                                                          =======     =======

The components of the gain from the settlement of the 1989 Exchange litigation are as follows (in thousands):
                                                             1995        1994

Adjustment of basis in the properties acquired
     in debenture exchange, net                          $      -         756
Decrease in other assets                                      (34)       (292)
Decrease in exchange debentures, net                        2,549      19,515
Decrease in deferred interest on exchange debentures        1,934       8,705
                                                          -------     -------
                                                            4,449      28,684
Redeemed debenture liability                                 (661)    (14,960)
                                                          -------     -------
Pre-tax gain on the 1989 Exchange litigation             $  3,788      13,724
                                                           ======     =======

In connection with the settlements of the above litigation, the Company collected $2.5 million from its insurance carrier under its liability coverage. Such insurance proceeds were utilized to reimburse the Company for expenses previously incurred and expensed with respect to the above litigation.

In June 1994, ABC Broadcasting Companies, Inc. and William H. Willson (collectively "ABC") attempted to intervene in the Purcell Litigation. By attempting to intervene, ABC sought, for the purposes of defending their conduct in a defamation lawsuit brought against them by BFC and Alan B. Levan, to prevent the settlement of the Purcell Litigation and to obtain the protection of the judgment by the District Court following the jury's verdict. On June 30, 1994, the District Court entered an order denying ABC's motion to intervene. On September 12, 1994, the District Court entered a final judgment which approved and ratified the settlement agreement and set aside, vacated, dissolved and nullified the December 18, 1992 jury verdict and the District Court's December 18, 1992 judgment (the "Final Judgment"). On October 5, 1994, ABC filed an appeal of the Final Judgment and an appeal of the order entered by the District Court denying ABC the right to intervene in the Purcell Litigation. Oral arguments on the appeal are scheduled for April 1996. All parties to the Purcell Litigation believe that the appeals filed by ABC are without merit. Nevertheless, until these appeals have been dismissed or are finally resolved and the Final Judgment becomes final for appellate purposes, the payment of amounts due to the Purcell Class pursuant to the settlement will be delayed.

As a result of the exchange litigation settlements, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which settlements were reached ("Holders in Due Course"), or debentures held by persons that opted out of the litigation. The Company's ability to meet its obligations and to pay interest on the debentures issued in the 1989 Exchange and the 1991 Exchange as discussed above is substantially dependent on the earnings and regulatory capital position of BBC. However, pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment would include, among other items, the upcoming second half payment on the Purcell and Meador Litigation, the possible outcome of the Hess Litigation, the ability to identify which debentures are held by Holders in Due Course and current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures. The Company, not considering BBC, has sufficient current liquidity to meet its normal operating expenses, but it is not anticipated that it will make current payments of interest on the Exchange debentures in the near term.

The Debentures in the 1991 Exchange bear interest at a rate equal to 10.5% per annum until March 31, 1992, 11.5% per annum thereafter until March 31, 1993 and 12.5% per annum thereafter until maturity on July 1, 2011. The Debentures in the 1989 Exchange bear interest at a rate equal to 8% per annum until June 30, 1990, 9% per annum thereafter until June 30, 1991, and 10% thereafter until maturity on July 1, 2009. For financial statement purposes, the Debentures in the 1991 and 1989 Exchange have been discounted to yield 19% and 12%, respectively, over their term. Any interest not paid quarterly by the Company ("Deferred Interest") will accrue interest at the same rate as the Debentures until paid and after eight quarter of interest not paid by the Company the interest rate on the Debentures in the 1991 and 1989 Exchanges will increase to, and remain at, 13% and 12%, respectively, per annum until maturity. No dividends may be paid to the holders of any equity securities of the Company while any deferred interest remains unpaid. Since December 31, 1991, the Company has deferred the interest payments relating to the debentures issued in both the 1989 Exchange and the 1991 Exchange and therefore, the interest on the debentures in the 1991 and 1989 Exchange is now 13% and 12%, respectively per annum. The deferred interest on the exchange debentures was approximately $2.7 million and $3.5 million at December 31, 1995 and 1994, respectively.

Through December 31, 1995, six properties acquired in the 1991 Exchange were sold to unaffiliated third parties. The properties had an aggregate sales price of approximately $41.6 million. Stated mortgage debt of approximately $25.7 million was eliminated including the remaining $2.0 million balance on a $5.0 million note that was also secured by 2,370,846 shares of BankAtlantic stock owned by BFC. Cash proceeds from the sales, after prorations and closing costs, of approximately $12.5 million was received.

Through December 31, 1995, ten properties acquired in the 1989 Exchange were sold to unaffiliated third parties. The properties had an aggregate sales price of approximately $42.3 million. Stated mortgage debt of approximately $21.1 million was eliminated and cash proceeds, after prorations and closing costs, of approximately $20.0 million was received.

4.  SECURITIES AVAILABLE FOR SALE

Included in securities available for sale at December 31, 1995 and 1994 was approximately $5,105,000 and $5,869,000 of U.S. Treasury Bills and other investments, respectively. Market value at December 31, 1995 and 1994 approximates book value. At December 31, 1995 and 1994, approximately $4.8 million was pledged as collateral to secure a Letter of Credit issued in connection with the Short vs. Eden United, Inc. litigation.

5.  MORTGAGE NOTES AND RELATED RECEIVABLES - NET

Mortgage notes and related receivables as of December 31, 1995 and 1994 are summarized below (in thousands):

                                                             1995        1994
                                                          -------     -------
 Originating from:
  Investment properties                               $     7,156       6,021
  Less: Principally, deferred profit                       (2,121)     (1,625)
        Valuation allowance                                  (934)       (575)
                                                          -------     -------
                                                            4,101       3,821
 Other                                                      1,067       1,083
                                                          -------     -------
  Total                                               $     5,168       4,904
                                                          =======     =======

Through September 1994, the Company had attempted to negotiate an extension of a $1.0 million balloon payment on a note payable that matured in June 1993. However, the lender exercised the acceleration provision on the note and in September 1994, the underlying security that consisted of five wrap mortgage receivables from affiliated limited partnerships was transferred to an affiliate of the lender. In September 1994, the Company removed the related receivables and payables from its books but deferred the gain because negotiations with the lender were ongoing. At that time the Company remained liable to the lender for the difference between the balance owed at the time of the acceleration and the amount the lender sold the underlying security for. The Company continued negotiations with the lender and in September 1995, an agreement was reached whereby the lender was paid $500,000, two of the wrap mortgage receivables were transferred to the affiliated limited partnerships and three of the wrap mortgage receivables were transferred to the Company. Further, the Company was released from any further liability to the lender. The three wrap mortgage receivables transferred to the Company were reinstated on the Company's books at their former carrying value reduced by payments made between September 1994 and September 1995. The Company has accounted for this transaction as a debt extinguishment and accordingly reflected the gain on the transaction as an extraordinary item in its financial statements. The components of the deferred gain in 1994 and the gain recognized in 1995 are as follows:


                                                  1995           1994
                                                ----------     --------
Mortgage notes and related receivables, net   $(1,728,527)    (3,212,862)
Underlying mortgage payables                    1,520,607      2,757,299
Other liabilities                                  52,648         91,345
Credit from lender on sale of receivables         720,000        720,000
Balance forgiven by lender                        260,768           --
                                              -----------    -----------
Gain deferred                                        --          355,782
                                              -----------    ===========
Pre-Tax Gain recognized                           825,496
                                              ===========

 In December 1995, the Company recorded a pre-tax loss on forgiveness of debt of approximately $147,000 and accordingly removed the mortgage receivable, net due from an affiliated limited Partnership. This limited Partnership in November 1995 sold its property and the remaining mortgage payable due to a subsidiary of BFC was forgiven. The Company has accounted for this transaction as an extraordinary item.

6.  REAL ESTATE ACQUIRED IN DEBENTURE EXCHANGE

Real estate acquired in debenture exchange consists of the following (in thousands):

                                                             December 31
                                Estimated Lives           1995         1994
                                ---------------           ----         ----

Land                                  -            $     1,414        1,414
Buildings and improvements      4 to 31.5 years         13,426       13,052
                                                      --------      -------
                                                        14,840       14,466
Less:
 Accumulated depreciation                                3,355        2,610
 Deferred profit                                           413          687
                                                      --------      -------
                                                         3,768        3,297
                                                      --------      -------
                                                  $     11,072       11,169
                                                      ========      =======

In 1994 two properties were deeded back to their respective lender, the following 1994 non-cash items were removed from the financial statements:

                                                                      1994
                                                                   -------
            Land                                               $       236
            Building                                                 7,493
            Less:  accumulated depreciation                          2,256
                                                                     -----
                                                                     5,473
            Less:  allowance for real
                    estate owned                                     1,854
                                                                     -----
                                                                     3,619
            Mortgage payables eliminated                             3,494
            Other liabilities and receivables                          217
                                                                     -----
            Net gain on disposition of real estate             $        92
                                                                     =====

Condensed operations and significant cash flows for real estate acquired in the debenture Exchange is as follows for the year ended December 31, 1995, 1994 and 1993 (in thousands) (a):

                                                 1995        1994        1993
                                             --------    --------     -------
Operating Information:
- ----------------------
Revenues:
  Property operations                         $ 2,590       5,079       6,805
  Net gain on dispositions
    of real estate                                  -       2,988           -
  Deferred gain on dispositions
    of real estate                                  -        (197)          -
                                             --------    --------     -------
  Net revenues                                  2,590       7,870       6,805
                                             --------    --------     -------

Cost and expenses:
  Mortgage interest                             1,257       1,951       2,514
  Depreciation                                    746       1,403       1,633
  Property operating expenses                     986       2,217       3,483
  Provision to state real estate
   at fair value                                    -         531           -
                                             --------    --------     -------
  Total costs and expenses                      2,989       6,102       7,630
                                             --------    --------     -------
  Excess (deficit) of revenues
    over expenses                                (399)      1,768        (825)
                                             ========    ========     =======

Cash Flow Information:
Operating activities:
  Excess (deficit) of revenues
   over expenses                              $  (399)      1,768        (825)
  Depreciation                                    746       1,403       1,633
  Net gain on dispositions of
   real estate                                      -      (2,791)          -
  Write down of real estate                         -         531           -
                                              -------     -------      ------
    Cash provided by
     operating activities                         347         911         808
                                              -------     -------      ------
Investing activities:
  Proceeds from sales of
   real estate                                    -         4,283         -
  Property improvements                          (375)       (436)       (582)
                                              -------    --------      ------
    Net cash provided (used) by
     investing activities                        (375)      3,847        (582)
                                              -------    --------      ------
Total cash provided (used)                    $   (28)      4,758         226
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

7.  Real Estate Investments

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company has acquired interests in three properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. A previously disclosed agreement to sell the Centerport property was terminated during the third quarter of 1995 in accordance with its terms and the property now serves as partial collateral for an $8.08 million loan to the Company from an unaffiliated lender. Lastly, in May 1995, an entity controlled by the Company contracted to acquire the Regency Golf and Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency"). The Regency is an existing rental apartment complex having 288 apartment suites. The acquisition is expected to close during September 1996 and it is currently anticipated that the Company will seek other partners in connection with the acquisition of the property.

8.  MORTGAGES PAYABLE AND OTHER BORROWINGS

Mortgages payable and other borrowings at December 31, 1995 and 1994 are summarized as follows (in thousands):

                                       Approximate
Type of Debt              Maturity     Interest Rate         1995        1994
- ------------              --------     -------------         ----        ----
Related to mortgage                     6% - Prime
  receivables            1996-2010        plus 1%       $   3,088       2,118
Related to real estate   1996-1997      7.75%- Prime
                                          plus 1.5%        20,630      20,759
Other borrowings           1996          Prime-Prime
                                          plus 1%           3,898       3,741
                                                           ------      ------
                                                        $  27,616      26,618
                                                          =======      ======

All mortgage payables and other borrowings above are from unaffiliated parties. Included in 1995 and 1994 amounts related to other borrowings is approximately $3.4 and $3.7 million, respectively, due to financial institutions.

As indicated on the above table, mortgage payable and other borrowings related to mortgage receivables increased due to the extinguishment of a note payable. (See note 5.)

At December 31, 1995 the aggregate principal amount of the above indebtedness maturing in each of the next five years is approximately as follows (in thousands):
                              Years ended
                              December 31,  Amount
                              ----------   -------
                                1996       $11,496
                                1997        11,806
                                1998           555
                                1999         2,492
                                2000           172
                              Thereafter     1,095
                                           -------
                                           $27,616
                                           =======

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

In December 1994, the Company established a broker line of credit in the amount of $850,000 which is collateralized by 170,000 shares of BankAtlantic Bancorp, Inc. common stock. At December 31, 1995, the outstanding balance on the above line was approximately $514,000.

9. INCOME TAXES

The provision for income tax expense (benefit) consists of the following (in thousands):
                                                     For the Years Ended
                                                        December 31,
                                              --------------------------------
                                                 1995        1994        1993
                                                 ----        ----        ----
Current:
       Federal                                $     -          29           -
       State                                        -           -           -
                                               ------       -----       -----
                                                    -          29           -
                                               ------       -----       -----
Deferred :
       Federal                                      -      (2,038)          -
       State                                                    -           -
                                               ------       -----       -----
                                                    -      (2,038)          -
                                               ------      ------       -----
                                                                -           -
                                               ------       -----       -----
     Total                                     $    -      (2,009)          -
                                               ======       =====      ======

In 1995 and 1994, current taxes applicable to extraordinary items were $46,000 and none, respectively, and deferred taxes applicable to extraordinary items were $1,633,000 and $214,000, respectively.

A reconciliation from the statutory federal income tax rates of 35% in 1995, 1994 and 1993, to the effective tax rate is as follows (in thousands):

                                       Year ended December 31,
                                       -----------------------
                            1995 (1)          1994 (1)          1993 (1)
                            --------          --------          --------
                          Amount  Percent  Amount  Percent  Amount  Percent
                          ------  -------  ------  -------  ------  -------
  Expected tax expense
   (benefit)               1,481    35.0   1,020     35.0    (456)   (35.0)
  Provision for state
   taxes net of federal
   benefit                   151     3.6     104      3.6      --      --
  Tax exempt interest
   and dividend
   received deduction       (253)   (5.8)    --       --       --      --
  Change in the
   valuation allowance
   as a result of items
   other than
   extraordinary (2)      (1,377)  (31.6) (3,133)  (107.6)     --      --
  Other, net                  (2)   (1.2)     --      --      456     35.0
                          ------    ----  ------    -----    ----     ----
                            --      --    (2,009)   (69.0)    --       --
                          ======    ====  ======    =====    ====     ====


 (1)  Expected tax is computed  based upon earnings  (loss) before income taxes,
      cumulative   effect  of  change  in   accounting   for  income  taxes  and
      extraordinary items.

 (2) The remaining charge in the deferred tax asset valuation allowance in 1995 and 1994 relates to income generated from the extraordinary item.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and tax liabilities at December 31, 1995 and 1994 were (in thousands):

                                                               1995        1994
      Deferred tax assets:
         Alternative Minimum Tax Credit carryforward    $     143         244
         Real estate, net                                       -         893
         Deferred interest on the exchange debentures           -         519
         Mortgages receivable                                 361         460
         Litigation accruals                                3,107       3,107
         Other liabilities                                    135         224
         Other assets                                         231           -
         Net operating loss carryforwards                   5,716       3,634
                                                            -----      ------
            Total gross deferred tax assets                 9,693       9,081
         Less:
            Valuation allowance                                 -       2,314
                                                           ------      ------
               Deferred tax assets after
                valuation allowance                         9,693       6,767

      Deferred tax liabilities:
         Other assets                                           -         391
         Real estate, net                                   1,745           -
         Investment in BankAtlantic                         9,304       5,885
         Exchange Debentures                                  277         491
                                                           ------      ------
            Total gross deferred tax liabilities           11,326       6,767
                                                           ------      ------
      Net deferred tax liability                            1,633        -
                                                           ======      ======

At December 31, 1995, the Company believes it will utilize its deferred tax assets through taxable income generated in future years by the reversal of deferred tax liabilities existing as of December 31, 1995. BFC adopted FAS 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes was a charge aggregating approximately $501,000.

At December 31, 1995, the Company had estimated state net operating loss carry forwards for state income tax purposes of approximately $12,234,000 of which $3,081,000 expires in 2004, $585,000 expires in 2005, $2,001,000 expires in
2006,  $4,235,000  expires in 2007 and  $2,332,000  expires in 2008. The Company also has a net operating loss carry forward for federal income tax purposes of approximately $14,820,000 of which $7,199,000 expires in 2006, $4,299,000 expires in 2007 and $3,322,000 expires in 2008. BBC is not included in the Company's consolidated tax return.

The Company received a net income tax refund of $15,000 during the year ended December 31, 1995 and made income tax payments of approximately $117,000 during the year ended December 31, 1994.

10. STOCKHOLDERS' EQUITY

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

11. EARNINGS ON REAL ESTATE OPERATIONS

Following are the components of earnings on real estate operations for each of the years in the three year period ending December 31, 1995 (in thousands) (a):

                                                 1995        1994        1993
                                               ------      ------      ------
Deferred profit recognized                   $    161          58          70
Operations of properties acquired in
 debenture Exchange (see note 6)                  872       1,648       2,547
Other property operations                           -          29           -
                                               ------      ------      ------
                                             $  1,033       1,735       2,617
                                               ======      ======      ======

(a) The above amounts relate entirely to the company and its subsidiaries other than BankAtlantic.

12.  RELATED PARTY TRANSACTIONS

(a) Related party transactions arise from transactions with affiliated entities. In addition to transactions described in notes elsewhere herein, a summary of significant originating related party transactions is as follows (in thousands):

                                                  Year Ended December 31,
                                                 ------------------------
                                                 1995        1994        1993
                                               ------      ------      ------
 Property management fee revenue          $        78          76          69
                                                =====      ======      ======

 Reimbursement revenue for
  administrative, accounting
  and legal services                      $        91         112         114
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

(c) Included in other assets at December 31, 1995 and 1994, was approximately $704,000 and $201,000, respectively due from affiliates.

(d) Alan B. Levan, President and Chairman of the Board of the Company also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. and BankAtlantic.

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

13  EMPLOYEE BENEFIT PLANS

The Company's Stock Option Plan provides for the grant of stock options to purchase up to 500,000 shares of Company's common stock. The plan provided for the grant of both incentive stock options and non-qualifying options. The exercise price of a stock option will not be less than the fair market value of the common stock on the date of the grant. At December 31, 1995, non-qualifying stock options for 410,000 shares of common stock have been granted including 10,000 shares to non-employee directors and incentive stock options for 25,000 shares of common stock have been granted. The exercise price of the options issued is from $4.25 to $4.95 per share. At December 31, 1995, options for 223,331 shares of common stock were exercisable. 10,000 of the options expire in 2003 and 215,000 of the options expire in 2004 and 210,000 of the options expire in 2005.

The Company has an employee's profit-sharing plan which provides for contributions to a fund of a sum as defined, but not to exceed the amount permitted under the Internal Revenue Service Code as deductible expense. The provision charged to operations was approximately $10,000 for the year ended December 31, 1995 and $2,500 for the year ended December 31, 1994 and $5,000 for the year ended December 31, 1993. Contributions are funded on a current basis.

14.  LITIGATION

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

In June 1994, the parties entered into an agreement to settle this action pursuant to which BFC will pay approximately fifty-six percent (56%) of the face amount of the outstanding debentures held by class members and the debentures will be canceled pursuant to the procedures outlined in the agreement. Fifty percent (50%) of the settlement amount, plus interest thereon at 7%, can be deferred, at the option of the Company until December 1996. On September 12, 1994, the Court approved the settlement, vacated, set aside, dissolved and nullified the earlier judgment entered following the jury verdict and entered judgment dismissing the action with prejudice. The American Broadcasting Companies, Inc. and William H. Wilson, who attempted and were both denied the right to intervene in this action, appealed the Court's judgment as well as the Court's order denying their right to intervene.

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

Mark Gallegos, et. Al., (formerly Cheryl and Wayne Hubbell, et al.) vs. I.R.E. Advisors Series 26, Corp. et al., in the California Superior Court in Los Angeles, California, Case No. BC049913. This action was filed as a class action during March 1992 on behalf of all purchasers of I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 26, I.R.E. Real Estate Fund, Ltd. - Series 27, I.R.E. Real Estate Growth Fund, Ltd. - Series 28 and I.R.E. Real Estate Income Fund, Ltd. against the managing and individual general partners of the above named partnerships and the officers and directors of those entities. The plaintiffs alleged that the offering materials distributed in connection with the promotions of these limited partnerships contained misrepresentations of material fact and that the defendants misrepresented and concealed material facts from the plaintiffs during the time the partnerships were in existence. The complaint asserts two causes of action for fraud, one of which is based on a claim for intentional misrepresentation and concealment and one of which is based on a claim of negligent misrepresentation. The complaint also contains a claim for breach of fiduciary duty. The complaint seeks unspecified compensatory and punitive damages, attorneys' fees and costs. Plaintiffs filed a third amended complaint which defendants answered in April 1993. In May 1993, a motion to dismiss was filed by the plaintiffs to dismiss all claims relating to I.R.E. Real Estate Fund, Ltd.-Series 25, I.R.E. Real Estate Fund, Ltd.-Series 27 and I.R.E. Real Estate Income Fund, Ltd., whether exchange related or not only leaving claims against I.R.E. Real Estate Fund, Ltd. - Series 26 and I.R.E. Growth Fund, Ltd. - Series 28. This motion was approved by the Court in September 1994.

Kugler, et.al., (formerly Martha Hess, et. al.), v. I.R.E. Real Estate Income Fund, et al. In the Appellate Court of Illinois, First District, and related cases, App. No. 90-107. On or about May 20, 1988, an individual investor filed the above referenced action against two individual defendants, who allegedly sold securities without being registered as securities brokers in Illinois, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including two partnerships that the Company acquired the assets and liabilities of in the 1991 Exchange transaction, (the "predecessor partnerships") interests in which were sold by the individual and corporate broker defendants.

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

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Plaintiff's claims are now pending in Circuit Court. In March 1994, plaintiffs filed a purported Class Action Amendment seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC as a defendant. In August 1995, the Court granted plaintiffs' motion to consolidate and granted plaintiffs' leave to file an amended complaint. According to the Court's ruling, the consolidated class action may include the claims of all individuals who joined the individual actions and the claims of all persons who bought relevant partnership interests but who had not previously joined the prior actions. This ruling expanded the number of potential claims. In September 1995, plaintiffs filed a consolidated class action amendment. In October 1995, an answer was filed admitting certain allegations but denying that plaintiffs had demonstrated entitlement to recovery under the Illinois Securities Act. In December 1995, plaintiffs filed a motion for summary judgment arguing that the Court already has ruled against defendants on the only outstanding issue, whether class members gave the required notice within six months of the time they learned of their rights. A hearing for summary judgment was held in March 1996. The Court has indicated that it will rule on the summary judgment motion during April 1996.

Approximately $2 million of limited partnership interests in the predecessor partnerships were sold and limited partners holding approximately $1.1 million of limited partnership interests have filed an action for recision. Under the most recent court ruling, if recision was made to all limited partners that purchased limited partnership interests, refunds, at March 31, 1996, (including interest payments thereon but less payments already received) would amount to approximately $3.6 million plus attorney's fees. A liability for $4.0 million is included in the accompanying financial statements.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In January, 1982, an individual filed suit against a subsidiary of the Company, Eden United, Inc. ("Eden"), seeking return of an earnest money deposit held by an escrow agent and liquidated damages in the amount of $85,000 as a result of the failure to close the purchase and sale of an apartment complex in Indianapolis, Indiana. Eden was to have purchased the apartment complex from a third party and then immediately resell it to plaintiff. The third party was named as a co-defendant and such third party also filed a cross claim against Eden, seeking to recover the earnest money deposit. In September 1983, Plaintiff filed an amended complaint, naming additional subsidiaries of the Company and certain officers of the Company as additional defendants. The amended complaint sought unspecified damages based upon alleged fraud and interference with contract. The case went to trial during October 1988. On April 26, 1989, the Court entered a judgment against Eden, the Company and certain additional subsidiaries of the Company jointly and severally in the sum of $85,000 for liquidated damages with interest accruing at 8% per annum from September 1, 1981, normal compensatory damages of $1.00, and punitive damages in the sum of $100,000. The judgment also awarded the Plaintiff the return of his $85,000 escrow deposit, and awards the third party $85,000 in damages plus interest accruing from September 14, 1981 against Eden. The Company has charged an expense for the above amounts. Both Short and the Company appealed the judgment and in June 1991, the appellate court reversed the trial court's decision on the issue of compensatory damages, determined that Short might be entitled to an award of compensatory damages and remanded the case to the trial court to determine the amount of compensatory damages to be awarded. A hearing on remand was held on February 3, 1993. On February 25, 1994, the court on remand awarded plaintiff a judgment in the amount of $85,000 for liquidated damages for breach of contract jointly and severally from the subsidiary, the Registrant and certain named affiliates, plus prejudgment interest of $52,108 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. Additionally, plaintiff was awarded a judgment against the defendants in the amount of $2,570,000 for tortious interference, plus prejudgment interest of $469,400 through May 1, 1989, plus post-judgment interest of 10% per annum thereafter until paid. The Company posted a $4.8 million appeal bond and appealed the February 25, 1994 judgment. Such bond was collateralized by approximately $4.8 million of securities available for sale. In prior years, the Company had accrued a $4.5 million provision for this litigation. In July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow prejudgment interest, set the date for computation of postjudgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award will be remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short has filed for a hearing before the Indiana Supreme Court and in March 1996 such hearing was denied. Based upon the ruling, preliminary computations by the Company indicate that the total loss to the Company could be approximately $500,000 not the $4.5 million dollars previously established as a provision in connection with this litigation. However, the determination of the total loss will be based upon a determination by the Court, therefore, the Company will not reduce its previous provision until final resolution.

15.  QUARTERLY FINANCIAL INFORMATION (unaudited)

Following is quarterly financial information for the years ended 1995 and 1994 (in thousands, except per share data):

                                                 Quarter Ended
                                      -----------------------------------------
1995                                  Mar 31,  Jun 30,  Sep 30,  Dec 31,   Total
                                      -------  -------  -------  ------    -----
Revenues                              $  543    1,004      571    1,005    3,123
Costs and expenses                     1,746    1,692    1,616    2,258    7,312
Income (loss) before
 extraordinary item                      964    1,744    1,361      161    4,230
Net income                               964    1,744    2,416    2,808    7,932
                                      ======   ======   ======   ======   ======

Income per common and common
  equivalent share before
  extraordinary items                 $  .47      .81      .60      .07     1.90
Extraordinary items                     --       --        .46     1.16     1.67
                                      ------   ------   ------   ------   ------
Net income per common and
  common equivalent sha                  .47      .81     1.06     1.23     3.57
                                      ======   ======   ======   ======   ======

Income per common and common
  equivalent share assuming full
  dilution before extraordinary items    .47      .79      .59      .07     1.89
Extraordinary items                     --       --        .46     1.16     1.65
                                      ------   ------   ------   ------   ------
Net income per common and
  common equivalent share
  assuming full dilution                 .47      .79     1.05     1.23     3.54
                                      ======   ======   ======   ======   ======

                                                 Quarter Ended
                                      -----------------------------------------
1994                                  Mar 31,  Jun 30,  Sep 30,  Dec 31,   Total
                                      -------  -------  -------  ------    -----
Revenues                              $1,008    3,610    1,902    2,270    8,790
Costs and expenses                     2,968    4,625    2,418    3,906   13,917
Income (loss) before
 extraordinary item                       28      889    1,540    2,465    4,922
Net income                                28    8,643    7,972   11,023   27,666
                                      ======   ======   ======   ======   ======

Income per common and common
  equivalent share before
  extraordinary item                  $  .01      .43      .75     1.20     2.39
Extraordinary item                      --       3.77     3.13     4.16    11.06
                                      ------   ------   ------   ------   ------
Net income per common and
  common equivalent share             $  .01     4.20     3.88     5.36    13.45
                                      ======   ======   ======   ======   ======

Income per common and common
  equivalent share assuming full
  dilution before extraordinary
  items                               $  .01      .43      .75     1.20     2.39
Extraordinary item                      --       3.77     3.13     4.16    11.06
                                      ------   ------   ------   ------   ------
Net income per common and
  common equivalent share             $  .01     4.20     3.88     5.36    13.45
  assuming full dilution              ======   ======   ======    =====    =====

During the fourth quarter of 1994, the Courts approved the settlement of litigation in connection with the 1989 Exchange. In connection therewith, the Company recognized an extraordinary gain of approximately $7.8 million.

During the third quarter of 1995, the Company recognized an extraordinary gain of approximately $230,000 related to revising the estimate of the amount of the settlement liability on the 1991 Exchange transaction and an extraordinary gain of approximately $825,000 attributable to the extinguishment of debt on a note payable.

During the fourth quarter of 1995, the Company recognized an extraordinary gain of approximately $3.0 million related to revising the estimate of the amount of the settlement liability on the 1989 and 1991 Exchange transactions and an extraordinary loss of approximately $365,000 related to the forgiveness of debt on a mortgage receivable due from an affiliate.

16. Consolidated Statements of Cash Flows

In addition to the non-cash investing and financing activities described elsewhere herein, other non-cash investing and financing activities are as follows:

                                                         December 31,
                                                  --------------------
                                                 1995        1994        1993
                                               ------      ------      ------
The reclassification of redeemable
 common stock to additional paid-in
 capital due to the cancellation
 of a shareholder agreement                         -       5,776           -
The net gains associated with the
 settlements of the Exchange
 litigation, net of income taxes                3,242      22,744           -
The increase in stockholders' equity
 resulting from the Company's
 proportionate share of BBC's net
 unrealized appreciation on
 securities available for
 sale, less related deferred income taxes       2,546          93           -
Deferred gain from debt restructuring               -         356           -
Gain from extinguishment of debt,
net of income taxes                               460           -           -
Reinstatement of mortgage receivables
 related to extinguishment of debt              1,484           -           -
Reinstatement of mortgage payables
 related to extinguishment of debt                976           -           -
Transfers from escrow accounts to
 reflect payments on the redeemed
 debenture liability                            3,697       8,923           -
Effect of issuance of BBC's
 common stock by BBC to Shareholders
 other than BFC                                 1,252          15         268
Mortgages eliminated in connection with the
 disposition of real estate acquired
 in debenture Exchanges                             -      11,112           -
BankAtlantic dividends on common stock
 declared and not received                        215         191         187
Interest paid on borrowings                     2,520       2,323       2,948

17. Estimated Fair Value of Financial Instruments

The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS 107) issued by the FASB.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The Company's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates. Due to the lack of an active trading market on the exchange debentures, fair value is presumed to equal carrying value.

The following table presents information for the Company's financial instruments as of December 31, 1995 and 1994 (in thousands):

                                          1995                   1994
                                     --------------        --------------
                                    Carrying    Fair       Carrying    Fair
                                     Amount     Value       Amount    Value
                                    --------    -----      -------     -------
Financial assets:
 Cash and cash equivalents       $  1,152       1,152         711         711
 Securities available for sale      5,105       5,105       5,869       5,869
 Mortgage notes and related
  receivables, net                  5,168       5,168       4,904       4,904

Financial liabilities:
 Mortgage payables and other
  borrowings                       27,616      27,616      26,618      26,618
 Exchange debentures, net           3,810       3,810       6,616       6,616
                                 ========      ======     =======     =======




==============================================================================



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III
                                   --------

Items 10 through 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.

Item 14 (d), financial statements of subsidiaries not consolidated and fifty percent or less owned persons, is incorporated by reference to the annual report on Form 10-K of BankAtlantic Bancorp, Inc. for the fiscal year end December 31, 1995, Commission File Number 33-81972, filed with the Securities and Exchange Commission.

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

(19)  Previously unfiled documents - Not applicable.

(22)  Subsidiaries of the registrant:
                                                               State of
            Name                                             Organization
            ----                                             ------------
            BankAtlantic Bancorp, Inc.                         Florida
            Realty 2000 Corporation                            Florida
            Eden Services, Inc.                                Florida
            Eden United, Inc.                                  Florida
            First Pensacola Mortgage Company, Inc.             Florida
            U.S. Capital Securities, Inc.                      Florida
            I.R.E. Property Analysts, Inc.                     Florida
            I.R.E. Realty Advisory Group, Inc.                 Florida
            I.R.E. Real Estate Investments, Inc.               Florida
            I.R.E. Real Estate Investments, Series 2, Inc.     Florida
            I.R.E. Property Management, Inc.                   Florida
            I.R.E. Real Estate Funds, Inc.                     Florida
            I.R.E. Advisors Series 21, Corp.                   Florida
            I.R.E. Advisors Series 23, Corp.                   Florida
            I.R.E. Advisors Series 24, Corp.                   Florida
            I.R.E. Advisors Series 25, Corp.                   Florida
            I.R.E. Advisors Series 26, Corp.                   Florida
            I.R.E. Advisors Series 27, Corp.                   Florida
            I.R.E. Advisors Series 28, Corp.                   Florida
            I.R.E. Advisors Series 29, Corp.                   Florida
            I.R.E. Income Advisors Corp.                       Florida
            I.R.E. Pension Advisors, Corp.                     Florida
            I.R.E. Pension Advisors II, Corp.                  Florida
            Cypress Creek Partners, Inc                        Delaware
            Center Port Development, Inc.                      Florida

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

(c)   Exhibits - See 14(a) - 3 above.

(d) Financial statements of subsidiaries not consolidated and fifty percent or less owned persons:

      Annual report on Form 10-K for the fiscal year end December 31, 1995 of BankAtlantic Bancorp, Inc.


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




/S/ Alan B. Levan                                              March 26, 1996
- ----------------------------------------
ALAN B. LEVAN, Director and
   Principal Executive Officer




/S/ Glen R. Gilbert                                            March 26, 1996
- ----------------------------------------
GLEN R. GILBERT, Chief Financial Officer




 /S/ John E. Abdo                                              March 26, 1996
- ----------------------------------------
JOHN E. ABDO, Director




/S/ Earl Pertnoy                                               March 26, 1996
- ----------------------------------------
EARL PERTNOY, Director




/S/ Carl E.B. McKenry, Jr.                                     March 26, 1996
- ----------------------------------------
CARL E. B. McKENRY, JR., Director

                            BFC FINANCIAL CORPORATION
               CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES_
                                 (In thousands)


                                          Year ended December 31,
                              ----------------------------------------------
                              1995        1994      1993     1992     1991
                             -------    -------    -------  -------  -------
                                                              (1)      (1)
FIXED CHARGES:
 INTEREST                    $ 4,574      8,276      9,063   64,883   99,944
 ELIMINATE BANKATLANTIC         --         --         --    (55,567) (90,998)
                             -------    -------    -------  -------  -------
                               4,574      8,276      9,063    9,316    8,946
                             =======    =======    =======  =======  =======

EARNINGS (LOSS):
 PRETAX EARNINGS               4,230      2,913     (1,303)  11,210  (22,585)
 MINORITY INTEREST IN
  BANKATLANTIC                  --         --         --      3,964   (2,977)
                             -------    -------    -------  -------  -------
 PRETAX EARNINGS (LOSS) BEFORE
   MINORITY INTEREST           4,230      2,913     (1,303)  15,174  (25,562)
ELIMINATE BANKATLANTIC        (8,419)    (8,040)   (10,764) (25,300)  14,779
 BANKATLANTIC DIVIDENDS          819        753        271     --       --
 FIXED CHARGES                 4,574      8,276      9,063    9,316    8,946
                             -------    -------    -------  -------  -------
                             $ 1,204      3,902     (2,733)    (810)  (1,837)
                             =======    =======    =======  =======  =======

RATIO                           0.26       0.47      (0.30)   (0.09)   (0.21)
                             =======    =======    =======  =======  =======
COVERAGE DEFICIENCY          $ 3,370      4,374     11,796   10,126   10,783
                             =======    =======    =======  =======  =======

(1) The operations of BBC have been eliminated since there is a dividend restriction between BBC's primary subsidiary, BankAtlantic, and BBC.