Form 10-K/A
period 1995-12-31
BFC FINANCIAL CORP
filed 1996-04-30
CIK 315858

FORM 10-K/A



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                          Commission File Number 0-9811



                       AMENDMENT TO APPLICATION OR REPORT

                  Filed pursuant to Section 12, 13, or 15(d) of

                       THE SECURITIES EXCHANGE ACT OF 1934





                            BFC FINANCIAL CORPORATION
               (Exact name of Registrant as specified in charter)








                        Amendment No. 1 to Annual Report

                                  on FORM 10-K

                      for the year ended December 31, 1995

The  undersigned   Registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995, as set forth in the pages attached hereto:

    Add the following items to Part III:

    Item 10.  Directors and Executive Officers of the Registrant.
    Item 11.  Executive Compensation.
    Item 12.  Security Ownership of Certain Beneficial Owners and Management.
    Item 13.  Certain Relationships and Related Transactions.

Such items are attached hereto.

                   BFC Financial Corporation and Subsidiaries

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

(a)   Identification of Directors.

         Name                Age    Director Since   Term Expires
         ----                ---    --------------   ------------
     Alan B. Levan           51          1978            1998
     Earl Pertnoy            69          1978            1996
     Carl E.B. McKenry, Jr.  66          1981            1997
     John E. Abdo            52          1988            1996

All directors are to serve until the election and qualification of their respective successors.

(b)   Identification of Executive Officers.

         Name                Age       Position
         ----                ---       --------
     Alan B. Levan           51       President, Chairman of the Board, Director
     Glen R. Gilbert         51       Senior Vice President, Chief Financial
                                       Officer and Secretary

All officers are to serve until they resign or are replaced by the Board of Directors.

(c)   Identification of Certain Significant Employees.

The following persons are executive officers of the BFC Financial Corporation's principal subsidiary, BankAtlantic Bancorp, Inc. ("BBC") Positions indicated are those held at BBC.

        Name               Age        Position
        ----               ---        --------
      Alan B. Levan        51      Director, Chairman of the Board and Chief
                                    Executive Officer
      John E. Abdo         52      Director, Vice Chairman of the Board
      John P. O'Neill      46      Director, President
      Frank V. Grieco      51      Director, Senior Executive Vice President
      Jasper Eanes         50      Executive Vice President, Chief Financial
                                    Officer

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

JASPER R. EANES is Executive Vice President and Chief Financial Officer of BBC and BankAtlantic He joined BankAtlantic in January 1989 as Senior Vice President, Director of Internal Auditing and became Executive Vice President, Chief Financial Officer in August 1989. Prior to joining BankAtlantic, he served as Senior Vice President, Chief Financial Officer of Newport News Savings Bank, Newport News, Virginia.

FRANK V. GRIECO is Senior Executive Vice President and a Director of BBC and BankAtlantic He joined BankAtlantic in April 1991 as a Director and Senior Executive Vice President. Prior to joining BankAtlantic, from May 1987 to April 1991, he was the sole proprietor of a financial consulting firm

JOHN P. O'NEILL is President and a Director of BBC and BankAtlantic. He joined BankAtlantic in March 1986 as Vice President and Manager of Branch Sales and Administration. He became Senior Vice President, Community Banking in December 1986 and Executive Vice President, Retail Banking in June 1988. He was elected President in July 1991 and became a Director in August 1991, filling a vacancy on the Board.

(f)     Involvement in Certain Legal Proceedings.

Not applicable.

(g)     Promoters and Control Persons.

Not applicable.


ITEM 11.  Executive Compensation

(b)     Summary Compensation Table.

The following table and the notes thereto set forth information with respect to annual compensation paid by BFC and its subsidiaries, excluding BBC and BankAtlantic, for services rendered in all capacities during the year ended December 31, 1995, to each of the executive officers of BFC as well as total annual compensation paid to each of those individuals for the prior two years.


                                                                                      Long-Term Compensation
                                                                                      ----------------------
                                                   Annual Compensation                    Awards           Payouts
                                                   -------------------                    ------           -------

                                                                       Other     Restricted      Stock                   All
             Name and                                                  Annual       Stock       Options                 Other
            Principal                                                 Compen-     Awards(s)     Awarded      LTIP      Compen-
             Position               Year      Salary        Bonus      sation        ($)          (#)      Payouts    sation(b)
             --------               ----      ------        -----      ------        ---          ---      -------    ---------
Alan B. Levan(a)                    1995    $315,000       180,500          -           -      100,000       1,634       92,709
 Chairman of the Board,             1994     300,577         5,769      9,647           -      100,000         436      158,601
  President and Chief               1993     301,154        11,538     15,397           -            -         431       29,997
  Executive Officer

Glen R. Gilbert                     1995     199,827        16,066          -           -       10,000       1,634            -
 Senior Vice President,             1994     190,676         3,660          -           -       15,000         436            -
  Chief Financial Officer           1993     191,164         7,320          -           -            -         431            -
  and Secretary

~~~~~~~~~~~
(1) Excludes salary, bonuses and other compensation, respectively, paid by BankAtlantic in the amount of $313,080, $0 and $900 for 1995, $294,965, $151,050 and $2,212 for 1994 and $263,853, $101,517 and $946 for 1993.

(2)     Represents reimbursements or payments for life and disability insurance.

The foregoing table includes only executive officers of BFC and does not include executive officers of BBC or BankAtlantic. Other than Alan B. Levan, executive officers of BBC and BankAtlantic do not have significant executive responsibilities with respect to key policy decisions of BFC.

(c)     Options/SAR Grants Table.

There following table sets forth information concerning individual grants of stock options pursuant to BFC's Stock Option Plan during the year ended December 31, 1995 to each of the named executive officers.. BFC has not granted and does not currently grant stock appreciation rights.

                                                               Potential
                                                               Realizable
                    Individual Grants                        Value at Assumed
                ----------------------------------------     Annual Rates of
                Number of   % of Total                        Stock Price
                Securities    Options     Exer-              Appreciation for
                Underlying  Granted to    cise     Expir-    Option Term (2)
                 Options    Employees in  Price    ation   ------------------
      Name      Granted(1)  Fiscal Year  ($/Share)  Date     5% ($)    10% ($)
      ----      ----------  -----------  ---------  ----     ------    -------
Alan B. Levan      100,000        48%      4.67    2/07/05   294,006   745,073
Glen R. Gilbert     10,000         5%      4.25    2/07/05    26,727    67,733
- ----------
(1) Options vest 1/3 on February 7, 1995, 1/3 on February 7, 1996 and 1/3 on February 7, 1997.

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

(d)  Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table.

The following table sets forth as to each of the named executive officers information with respect to the number of shares of Common Stock underlying unexercised options at December 31, 1995. There were no shares acquired upon exercise of options during 1995. BFC has not granted and does not currently grant stock appreciation rights.

                                         Number of Securities        Value of Unexercised
                  Number of    Value    Underlying Unexercised        In-The-Money Options
                    Shares    Realized    Options at 12/31/95           On 12/31/95 (1)
                 Acquired or    Upon     --------------------          ---------------
 Name             Exercised   Exercise  Exercisable  Unexercisable  Exercisable  Unexercisable
 ----             ---------   --------  ----------- --------------  -----------  -------------
 Alan B. Levan           -          -      99,999        100,001      320,412        329,586
 Glen R. Gilbert         -          -      13,333         11,667       48,332         43,229

- ----------
(1) Based upon the average of the last bid and the last ask as reported by the National Quotation Bureau for the last trading day of 1995 which was $8.0625.

(e)  Long-Term Incentive Plan ("LTIP") Awards Table

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

                                    Performance Period     Threshold,
                      Amount of      Until Maturation        Target
    Name                Award           or Payment         and Maximum
    ----                -----           ----------         -----------
    Alan B. Levan     $  1,634             1995              $72,455
    Glen R. Gilbert   $  1,634             1995              $56,001

(f)  Defined Benefit or Actuarial Plan Disclosure

Not applicable.

(g)  Compensation of Directors

Members of the Board of Directors of BFC who are not employees of BFC receive $1,750 per month for serving on BFC's Board. Additionally, members of the Audit Committee receive a fee of $1,000 per Audit Committee meeting attended. Other than such compensation, there are no other arrangements pursuant to which any director is compensated for his services as such.

(h) Employment Contracts and Termination of Employment and Change of Control Arrangements

Not applicable.

(j)     Compensation Committee Interlocks and Insider Participation

Not applicable.

ITEM 12.  Security Ownership of Certain Beneficial Owners & Management

(a)     Security Ownership of Certain Beneficial Owners

The following table and the notes thereto set forth certain information as to those persons known to BFC to be the beneficial owners of more than five percent (5%) of BFC's outstanding Common Stock as of April 26, 1996. Unless otherwise indicated, the beneficial owners listed below have sole voting and investment power over the shares listed beside their names.

   Title        Name and Address                 Amount and Nature     Percent
 of Class      of Beneficial Owner             of Beneficial Owner    of Class
 --------      -------------------             -------------------    --------
                                                        (1)              (1)

  Common   I.R.E. Realty Advisors, Inc.               242,221           9.1%
           1750 East Sunrise Boulevard                Direct
           Fort Lauderdale, Florida  33304

  Common   I.R.E. Properties, Inc.                    136,666           5.1%
           1750 East Sunrise Boulevard                Direct
           Fort Lauderdale, Florida  33304

  Common   I.R.E. Realty Advisory Group, Inc.         500,000           18.7%
           1750 East Sunrise Boulevard                Direct
           Fort Lauderdale, Florida  33304

  Common   Alan B. Levan (1)(3)(5)                    223,731           8.4%
           1750 East Sunrise Boulevard                Direct
           Fort Lauderdale, Florida  33304

  Common   Florida Partners Corporation               133,314           5.0%
           1750 East Sunrise Boulevard                Direct
           Fort Lauderdale, Florida  33304

  Common   John E. Abdo (1)                           520,166           19.5%
           1350 N.E. 56 Street                        Direct
           Fort Lauderdale, Florida 33334

  Common   Dr. Herbert A. Wertheim (4)                401,248           15.0%
           191 Leucadendra Drive                      Direct
           Coral Gables, Florida  33156
- ----------
(1) Amount and nature of beneficial ownership and percent of class include exercisable options to purchase common stock as follows:

                                   Number of
                 Name               Shares
                 ----               ------
               Alan B. Levan       166,666
               John E. Abdo        166,666
               Glen R. Gilbert      21,666
               Earl Pertnoy          5,000
               Carl E.B. McKenry     5,000
                                   -------
                 Total             364,998
                                   =======

(2)  BFC owns 50% of I.R.E. Realty Advisory Group, Inc.

(3) Alan B. Levan is a controlling and majority shareholder of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc. and may be deemed to be the controlling shareholder of I.R.E. Realty Advisory Group, Inc. and Florida Partners Corporation and therefore may be deemed to be the beneficial owner of the shares of Common Stock owned by such entities in addition to his personal holdings of Common Stock, for an aggregate beneficial ownership of 1,235,932 shares of Common Stock (46.3%).

(4) Dr. Wertheim reported that he owns 401,248 shares of BFC's Common Stock on a Schedule 13D dated April 9, 1996. The Schedule 13D indicates that the shares were acquired for private investment.

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

      Title     Name of Beneficial           Amount and Nature of     Percent
    of Class  Owner or Number in Group       Beneficial Ownership    of Class
    --------  ------------------------       --------------------    --------
                                                      (1)               (1)

     Common   Alan B. Levan (1)(3)              223,731 Direct           8.4%
                                              1,012,201 Indirect        37.9%

     Common   Earl Pertnoy                       11,900 Direct           .4%

     Common   Carl E. B. McKenry, (2)            5,667 Direct             .2%

     Common   John E. Abdo                       520,166Direct          19.5%

     Common   Glen R. Gilbert                    22,644 Direct            .8%

     Common   All officers and directors
               as a group (5 persons)              1,796,309            67.3%
~~~~~~~~~~~~~~~~~~~~~

     (1) See Footnote 1, 2 and 3 to the table under the heading "Security Ownership of Certain Beneficial Owners & Management".

     (2)  667 of such shares are held of record in an IRA account.

     (3)  1,200 of such shares are held of record by Mr. Levan's wife.

(c)  Changes in Control

None.

ITEM 13.  Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

During the year ended December 31, 1995, BFC provided the following services for and received reimbursements from the entities indicated, for the amounts indicated:

                                                               Amount of Fee
                                                               or (Payment)
      Name and Relationship to BFC         Transaction         or (Accrual)
      ----------------------------         -----------         ------------
    I.R.E. Pension Investors, Ltd.     Property management       $ 81,934
      (Managing General Partner is     Administrative and
      subsidiary of BFC)               accounting services       $ 41,424

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

(c)   Indebtedness of Management

Not applicable.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the BFC has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



BFC Financial Corporation



By:            /S/
        ---------------------
        Glen R. Gilbert
        Senior Vice President


April 29, 1996