Form 10-Q
period 1996-03-31
BFC FINANCIAL CORP
filed 1996-05-15
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1996


                             Commission File Number
                                     0-9811


                            BFC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


           Florida                                         59-2022148
- ------------------------------                    ------------------------------
   (State of Organization)                              (I.R.S. Employer
                                                     Identification Number)


  1750 E. Sunrise Boulevard
   Ft. Lauderdale, Florida                                    33304
- ------------------------------                    ------------------------------
    (Address of Principal                                  (Zip Code)
      Executive Office)


                                (954) 760-5200
              Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes [ X ]  No [   ]


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

          Common stock of $.01 par value, 2,305,682 shares outstanding. Special Class A common stock of $.01 par value, 0 shares outstanding.

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                      March 31, 1996 and December 31, 1995
                        (in thousands, except share data)
                                   (Unaudited)

                                     ASSETS
                                                             1996        1995
                                                             ----        ----
Cash and cash equivalents                                  $   584       1,152
Securities available for sale                               11,533       5,105
Investment in BankAtlantic Bancorp, Inc. ("BBC")            54,102      52,662
Mortgage notes and related receivables, net                  3,759       5,168
Real estate acquired in debenture exchanges, net            10,916      11,072
Real estate investments                                      6,475      10,211
Escrow for redeemed debenture liability                      8,799       8,982
Other assets                                                 3,227       2,544
                                                           -------     -------
     Total assets                                          $99,395      96,896
                                                           =======     =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Exchange debentures, net                                     3,176       3,810
Deferred interest on the exchange debentures                 2,473       2,722
Redeemed debenture liability                                15,721      15,964
Mortgage payables and other borrowings                      26,355      27,616
Other liabilities                                            9,201       9,393
Deferred income taxes                                        3,504       1,633
                                                           -------     -------
     Total liabilities                                      60,430      61,138


Commitments and contingencies                                 --          --

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                              --          --
 Special class A common stock of $.01 par value;
  authorized 20,000,000 shares; none issued                   --          --
 Common stock of $.01 par value; authorized
  20,000,000 shares; issued 2,351,021
  in 1996 and  1995                                             17          17
Additional paid-in capital                                  20,965      19,773
Retained earnings                                           17,427      13,609
 Less:  treasury stock
   (45,339 shares for 1996 and 1995)                          (280)       (280)
                                                           -------     -------
     Total stockholders' equity before
       BBC net unrealized appreciation on
       debt securities available for sale,
       net of deferred income taxes                         38,129      33,119

BBC net unrealized appreciation
 on debt securities available for
 sale-net of deferred income taxes                             836       2,639
                                                           -------     -------
 Total stockholders' equity                                 38,965      35,758
                                                           -------     -------
     Total liabilities and stockholders' equity            $99,395      96,896
                                                           =======     =======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
               For the three months ended March 31, 1996 and 1995
                      (in thousands, except per share data)
                                   (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                                 ---------
                                                              1996        1995
                                                              ----        ----
Revenues:
 Interest on mortgage notes and
  related receivables                                      $    96         111
 Interest and dividends on securities
  available for sale and escrow
  accounts                                                     148         177
 Earnings on real estate
  operations, net                                              323          52
 Gain on sale of
  real estate, net                                           3,289        --
 Other income, net                                             105         118
                                                             -----       -----
Total revenues                                               3,961         458
                                                             -----       -----
Costs and expenses:
 Interest on exchange debentures                               320         451
 Interest on mortgages payable
  and other borrowings                                         643         635
 Loss on disposition of mortgage
  notes and investment, net                                    232        --
 Expenses related to real estate
  investments                                                   31        --
 Employee compensation and benefits                            241         254
 Occupancy and equipment                                        10          13
 General and administrative, net                               233         308
                                                             -----       -----
Total cost and expenses                                      1,710       1,661
                                                             -----       -----
Income (loss) before equity in earnings
  of BBC, income taxes and
  extraordinary items                                        2,251      (1,203)
Equity in earnings of BBC                                    2,292       2,167
                                                             -----       -----
Income before income taxes
 and extraordinary items                                     4,543         964
Provision for income taxes                                   1,474        --
                                                             -----       -----
Income before extraordinary items                            3,069         964

Extraordinary items:
 Gain on settlements of Exchange
  litigation, net of income
  taxes of  $462,000                                           749        --
                                                             -----       -----
Net income                                                 $ 3,818         964
                                                             =====       =====
Income  per common and
 common equivalent share:
 Before extraordinary items                                $  1.38        0.47
 Extraordinary items                                          0.33        --
                                                             -----       -----
Net income  per common and
 common equivalent share                                   $  1.71        0.47
                                                             =====       =====
Income  per common and
 common equivalent share
 assuming full dilution:
 Before extraordinary items                                $  1.37        0.47
 Extraordinary items                                          0.33        --
                                                             -----       -----
Net income  per common and
 common equivalent share
 assuming full dilution                                    $  1.70        0.47
                                                             =====       =====
Weighted average number of common
 and common equivalent shares
 outstanding                                                 2,228       2,056
                                                             =====       =====
Weighted average number of common
 and common equivalent shares
 outstanding assuming full dilution                          2,239       2,056
                                                             =====       =====

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                    For the three months ended March 31, 1996
                                 (in thousands)
                                   (Unaudited)

                                Addi-
                               tional              Trea-
                      Common  Paid-in   Retained   sury
                       Stock  Capital   Earnings   Stock      Other      Total
                       ----    ------    ------     ----      ------     ------
Balance at
December 31, 1995      $ 17    19,773    13,609     (280)      2,639     35,758
Effect of issuance
 of BBC's Class A
 common stock by
 BBC to shareholders
 other than BFC         --      1,192      --       --          --        1,192
Change in BBC net
 unrealized
 appreciation on
 debt securities
 available for
 sale-net of
 deferred income
 taxes                  --       --        --       --        (1,803)    (1,803)
Net income              --       --       3,818     --          --        3,818
                       ----    ------    ------     ----      ------     ------
Balance at
 March 31, 1996        $ 17    20,965    17,427     (280)        836     38,965
                       ====    ======    ======     ====      ======     ======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flow
               For the three months ended March 31, 1996 and 1995
                                 (In thousands)

                                                                 March 31,
                                                                 ---------
                                                             1996        1995
                                                             ----        ----
Operating activities:
Net income before extraordinary items                      $ 3,069         964
Adjustments to reconcile net income
 before extraordinary items to net cash
 (used) by operating activities:
Equity in earnings of BBC                                   (2,292)     (2,167)
Depreciation                                                   196         189
Expenses related to real estate investments                     31        --
Increase in deferred income taxes                            1,474        --
Loss on disposition of mortgage notes
 and investment, net                                           232        --
Accretion on exchange debentures                                 3           7
Amortization of discount on
 loans receivable                                              (15)         (7)
Gain on sale  of real estate, net                           (3,289)       --
Increase in deferred interest on the
 exchange debentures                                           185         345
Accrued interest income on escrow accounts                     (51)        (87)
Interest accrued regarding redeemed
 debenture liability                                           131          98
Decrease in other liabilities                                 (258)        (51)
Decrease in other assets                                         9         134
                                                            ------      ------
Net cash (used) by
 operating activities                                         (575)       (575)
                                                            ------      ------
Investing activities:
Proceeds from the sale of real estate
 investment                                                  6,489        --
Common stock dividends received
 from BBC                                                      214         191
Purchase of securities available
 for sale                                                   (6,428)     (4,801)
Proceeds from redemption and maturities
 of securities available for sale                              --         5,020
Principal reduction on loans                                 1,278          34
Increase in real estate investments                           (245)        (47)
Improvements to real estate acquired in
 debenture exchanges                                           (40)        (74)
                                                            ------      ------
Net cash provided by investing
 activities                                                  1,268         323
                                                            ------      ------
Financing activities:
Repayments of borrowings                                    (1,261)        (77)
                                                            ------      ------
Net cash (used) by
 financing activities                                       (1,261)        (77)
                                                            ------      ------
 Decrease in cash and
  cash equivalents                                            (568)       (329)
 Cash and cash equivalents at
  beginning of period                                        1,152         711
                                                            ------      ------
 Cash and cash equivalents at
  end of period                                            $   584         382
                                                            ======      ======

     See accompanying notes to unaudited consolidated financial statements.

                  BFC Financial Corporation and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements
                                 March 31, 1996

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS
- ------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1995 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated financial condition at March 31, 1996, the unaudited consolidated results of operations for the three months ended March 31, 1996 and 1995 and the unaudited consolidated cash flows for the three months ended March 31, 1996 and 1995. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and consequently, do not include certain information and notes necessary for a complete presentation of financial condition, results of operations and cash flows as required by generally accepted accounting principles for financial statements. Certain prior year balances have been reclassified to conform with the 1996 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.
- --------------------------------------------

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at March 31, 1996 and December 31, 1995 is as follows:

                                               March 31, December 31,
                                                 1996        1995
                                                 ----        ----
BBC stockholders' equity                       $136,819    120,561
Ownership percentage                              41.52%     46.03%
                                                -------    -------
                                                 56,807     55,494
Purchase accounting adjustments                  (2,705)    (2,832)
                                                -------    -------
Investment in BBC                              $ 54,102     52,662
                                                =======    =======

In February 1996 shareholders of BBC approved a proposal to create a new class of non-voting common stock designated as Class A Common Stock. BBC's existing common stock was redesignated Class B Common Stock. Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. In March 1996, BBC issued 1.15 million shares of Class A Common Stock in a public offering reducing BFC's ownership in BBC's total outstanding Class A and B common stock to approximately 41.52%. BFC does not own any of the Class A Common Stock and BFC's ownership in BBC's Class B Common Stock represented approximately 46% of the outstanding Class B Common Stock at March 31, 1996.

3.  SECURITIES AVAILABLE FOR SALE
- ---------------------------------

Included in securities available for sale at March 31, 1996 and December 31, 1995 was approximately $11.5 million and $5.1 million of U.S. Treasury Bills and other investments, respectively. Market value at March 31, 1996 and December 31, 1995 approximates book value. At March 31, 1996 and December 31, 1995 approximately $4.8 million was pledged as collateral to secure a Letter of Credit issued in connection with the Short vs. Eden United, Inc.
litigation.

4.  CONSOLIDATED STATEMENTS OF CASH FLOWS
- -----------------------------------------

Other non-cash financing and investing activities for the three months ended March 31, 1996 and 1995 were as follows (in thousands):

                                                                March 31,
                                                                ---------
                                                             1996       1995
                                                             ----       ----
The reclassification of redeemable
 common stock to additional paid-in
 capital due to the cancellation
 of a shareholder agreement                              $       -     5,776
                                                             =====     =====
Change in stockholders' equity resulting
 from the Company's proportionate share of BBC's
 net unrealized appreciation on
 debt securities available for sale,
 less related deferred income taxes                         (1,803)      434
                                                            =======    =====
Transfers from escrow accounts to reflect
 payments on the redeemed debenture liability                  275     1,842
                                                             =====     =====
Effect of issuance of BBC's Class A common stock
 by BBC to shareholders other than BFC                       1,192         -
                                                            ======     =====
The net gain associated with the settlements
 of the Exchange litigation, net of income taxes               749         -
                                                            ======     =====
Loss on disposition of mortgage
 notes and investment, net                                     232         -
                                                            ======     =====
BBC's dividends on common stock
 declared and not received                                     241       191
                                                             =====     =====
Interest paid on borrowings                                    643       632
                                                             =====     =====

5. REAL ESTATE INVESTMENTS
- --------------------------

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company has acquired interests in three properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately $3.3 million. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. In May 1995, an entity controlled by the Company contracted to acquire the Regency Golf Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency"). The Regency is an existing rental apartment complex having 288 apartment suites. The acquisition is expected to close during September 1996 and it is currently anticipated that the Company will seek other partners in connection with the acquisition of the property.

In March 1996, the Company recorded a loss on the disposition of mortgage notes and investment, net of approximately $232,000 due to the disposition of three mortgage notes and an investment due from affiliated limited partnerships. During 1996, the limited partnerships were liquidated after the sale of their respective properties. In addition, a subsidiary of the Company acquired unimproved land from one of the limited partnerships for a value of $115,000.

6. OTHER MATTERS
- ----------------

The Company has knowledge that an unaffiliated tenant contaminated certain property formerly owned by BFC. The tenant while contractually responsible for the cleanup of the contamination refused to do so. BFC, therefore, conducted the cleanup and sought to collect the cleanup costs from the tenant. When the tenant refused to pay, BFC filed a lawsuit against the tenant to seek recovery. Through March 31, 1996, BFC had incurred an aggregate of approximately $856,000 of costs and attorneys' fees relating to this matter. In mediation held in May 1996, the parties agreed to settle the matter for approximately $1.1 million. Upon receipt of the settlement payment which is expected prior to June 30, 1996, BFC will recognize a gain of approximately $250,000.

                  BFC Financial Corporation and Subsidiaries
               Management's Discussion and Analysis of Results
                      of Operations and Financial Condition

General
- -------

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company which owns approximately 41.52% of the outstanding common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC was formed in April 1994 under the laws of the state of Florida and is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic").

Results of Operations
- ---------------------

For the quarter ended March 31, 1996 the Company reported net income of approximately $3.8 million or $1.71 primary and $1.70 fully diluted income per common and common equivalent share as compared to net income of approximately $964,000 or $.47 primary and fully diluted income per common and common equivalent share for the comparable period in 1995. Operations for the quarter ended March 31, 1996 included an extraordinary gain of approximately $749,000 or $.33 primary and fully diluted income per common and common equivalent share, relating to a revision of the estimate of the amount of the settlement liability on the 1989 Exchange transaction.

The increase in revenues of approximately $3.5 million for the three months ended March 31, 1996, as compared to the comparable period in 1995 was primarily due to an increase in earnings on real estate operations of approximately $271,000 and the net gain on the sale of real estate of approximately $3.3 million. Such increase in revenues was partially offset by a decrease in interest on mortgage notes and related receivables of approximately $15,000 and interest and dividends on securities available for sale and escrow accounts of approximately $29,000.

In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a net gain of approximately $3.3 million.

Earnings on real estate operations, net increased for the three months ended March 31, 1996 as compared to the same period in 1995 primarily as a result of an increase in occupancy at a property acquired in the 1989 Exchange.

Interest on mortgage notes and related receivables decreased for the three months ended March 31, 1996 as compared to the same period in 1995 primarily due to a reduction in the amount of mortgage note receivables from affiliated limited partnerships.

Interest and dividends on other securities available for sale and escrow accounts decreased for the three months ended March 31, 1996 as compared with the 1995 comparable period primarily due to decreases in yields in securities available for sale and decreases in the escrow accounts yield and average balance related with the settlement of litigation.

The increase in cost and expenses of approximately $49,000 for the three months ended March 31, 1996 as compared to the same period in 1995 was primarily due a loss on disposition of mortgage notes and investment, net of approximately $232,000 and expenses related to real estate investments of approximately $31,000. This increase was offset by decreases in interest on exchange debentures of approximately $131,000 and general and administrative expense, net of approximately $75,000.

Interest on exchange debentures decreased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of the 1991 and 1989 Exchange settlements during 1994 and adjustments in 1995 and 1996 relating to changes in the settlement liability. This decrease was offset in part by the accrual of interest on the 1989 Exchange settlement liability.

The 1996 expenses related to real estate investments represents the Company's prorata share of expenses, primarily real estate taxes, related to the ownership of property acquired in 1994 by an entity controlled by the Company.

In March 1996, the Company recorded a loss on the disposition of mortgage notes and investment, net of approximately $232,000 due to the disposition of three mortgage notes and an investment due from affiliated limited partnerships. During 1996, the limited partnerships were liquidated, subsequent to the sale of their respective properties.

The decrease in general and administrative, net for the three months ended March 31, 1996 as compared to the same period in 1995 was primarily attributable to decreases in legal expenses, leasing fees and professional and consulting fees.

BBC's net income applicable to common shareholders for the three months ended March 31, 1996 and 1995 was $4.7 million and $4.2 million, respectively. The Company's equity in BBC's net income for the three months ended March 31, 1996 and 1995 was $2.3 million and $2.2 million, respectively.

Financial Condition
- -------------------

BFC's total assets at March 31, 1996 and at December 31, 1995 were $99.4 million and $96.9 million, respectively. The majority of the difference at March 31, 1996 as compared to December 31, 1995 was due to decreases in mortgage notes and related receivables, net of approximately $1.4 million, and real estate investments of approximately $3.7 million. These decreases were offset by increases in securities available for sale of approximately $6.4 million and investment in BBC of approximately $1.4 million.

Mortgage  notes  and  related  receivables,   net  decreased  due  to  principal
reductions on loans and the disposition of three mortgage notes due from affiliated limited partnerships resulting from the liquidation of the partnerships.

Mortgages payable and other borrowing decreased due to the satisfaction of loans upon the sale of affiliated limited partnership properties.

The decrease in real estate investments was due to the sale of the Cypress Creek property to an unaffiliated third party for approximately $9.7 million.

Securities available for sale increased due to the investment of proceeds received in connection with the sale of the Cypress Creek property in March 1996.

Investment in BBC increased by $1.4 million due to the equity in earnings of BBC, the $1.2 million effect of issuance of BBC Class A common stock by BBC to BBC shareholders other than BFC, reduced by the common stock dividends declared in 1996 and the change in BBC's net unrealized appreciation on debt securities available for sale, net of deferred income taxes of approximately $1.8 million.

Liquidity and Capital Resources
- -------------------------------

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlement of these lawsuits occurred during 1994. A description of these settlements is contained in the Company's 1995 Annual Report.

In connection with the above settlements, the Company deposited $20.3 million into settlement escrow accounts, with another deposit of approximately $4.7 million and $5.1 million required in December 1996 and March 1997, respectively. Based upon claims made and paid during March 1996 in the Meador litigation, a net gain of approximately $749,000 was recognized in the first quarter of 1996 related to Class Members No Longer Owning Debentures that did not make a claim within a specified time period. Payments are not being made under the Purcell Litigation pending resolution of the ABC litigation.(See Item 3 Legal Proceedings in the Company's 1995 Annual Report.)

At March 31, 1996, the redeemed debenture liability for the 1989 and 1991 Exchange litigation was approximately $13.8 million and $2.2 million, respectively. Additionally, at March 31, 1996 the escrow for redeemed debenture liability for the 1989 and 1991 Exchange litigation was approximately $5.8 million and $3.0 million, respectively. The 1991 Exchange settlement agreements provide for a release from the escrow of any balances remaining at the end of June 1996. The Meador 1989 Exchange settlement agreement provides for a release from the escrow of any balances remaining at January 18, 1998. No release dates are currently available relating to the Purcell 1989 Exchange settlement due to the ABC litigation.

In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana (See Item 3. "Litigation ", Short vs. Eden United, Inc., et.al. in the Company's 1995 Annual Report), on February 25, 1994, the lower court on remand awarded plaintiff a judgment totaling approximately $4.5 million, including interest. The Company appealed the trial court's order and posted an appeal bond which is currently collateralized by approximately $4.8 million of marketable securities. In prior years, the Company had accrued a $4.5 million provision for this litigation and paid a cash bond of approximately $445,000, which is included in other liabilities in the Company's Consolidated Statements of Financial Condition. In July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow prejudgment interest, set the date for computation of postjudgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award will be remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short filed for a hearing before the Indiana Supreme Court but his petition was denied. Based upon the ruling, preliminary computations by the Company indicate that the total loss to the Company could be approximately $500,000 not the $4.5 million dollars previously established as a provision in connection with this litigation.

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

As a result of the Exchange litigation settlements, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which settlements were reached ("Holders in Due Course"), or debentures held by persons that opted out of the litigation. The Company's ability to meet its obligations and to pay interest on the debentures issued in the 1989 Exchange and the 1991 Exchange as discussed above is in part dependent on the earnings and regulatory capital position of BBC. Pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment would include, among other items, the upcoming payments due on the Purcell and Meador Litigation, the possible outcome of the Hess Litigation, the ability to identify which debentures are held by Holders in Due Course and current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures. The Company believes it has sufficient current liquidity to meet its normal operating expenses, but it is not anticipated that it will make current payments of interest on the Exchange debentures until such time as the identity of holders due interest has been determined with reasonable finality.

As previously indicated, the Company holds approximately 41% of BBC's outstanding common stock. At the present time, BBC has no significant operations other than those related to its ownership of BankAtlantic and does not require funds other than to pay certain operating expenses and interest expense on $21.0 million of BBC's outstanding debentures. It is anticipated that funds for payment of these expenses will be obtained from BankAtlantic. Additionally, the ultimate repayment by BBC of its outstanding debt will be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. While BBC has stated its intention to pay regular quarterly cash dividends on its common stock, funds for dividend and interest payments by BBC will be dependent upon BankAtlantic's ability to pay dividends to BBC.

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

BankAtlantic is required to meet all capital standards promulgated pursuant to FIRREA and FDICIA. To be considered "well capitalized" under FDICIA, a savings institution must generally have a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. At March 31, 1996, BankAtlantic met all regulatory capital requirements and met the definition of "well capitalized."

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company has acquired interests in three properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately $3.3 million. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. In May 1995, an entity controlled by the Company contracted to acquire the Regency Golf Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency"). The Regency is an existing rental apartment complex having 288 apartment suites. The acquisition is expected to close during September 1996 and is currently anticipated that the Company will seek other partners in connection with the acquisition of the property.

Cash Flows
- ----------

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                               Three months ended
                                                    March  31,
                                                    ----------
                                                 1996     1995
                                                 ----     ----
Net cash provided (used) by:
  Operating activities                          $ (575)    (575)
  Investing activities                           1,268      323
  Financing activities                          (1,261)     (77)
                                                -------  -------
    (Decrease) in cash                          $ (568)    (329)
                                                ======   =======

The changes in cash flow used or provided in operating activities are affected by the changes in operations, which are discussed elsewhere herein, and by certain other adjustments. These adjustments include additions to operating cash flows for non-operating charges such as depreciation and loss on disposition of mortgage notes and investment, net. Cash flow from operating activities is also adjusted to reflect the use or the providing of cash for increases and decreases, respectively, in operating assets, decreases or increases, respectively of operating liabilities, and increases in exchange debentures deferred interest. Accordingly, the changes in cash flow from operating activities in the periods indicated above has been impacted not only by the changes in operations during the periods but also by these other adjustments.

The primary sources of funds to the Company, for the three months ended March 31, 1996 were proceeds from the sale of real estate investments, principal reduction on loans revenues from property operations and dividends from BBC. These funds were primarily utilized for reduction on mortgage payables and other borrowings, operating expenses at the properties, capital improvements at the properties and general and administrative expenses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
- --------------------------

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

Item 2 through 5.
- -----------------

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

  a) Exhibit 27 - Financial Data Schedule

  b) No report on Form 8-K was filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BFC Financial Corporation



Date:  May 14, 1996              By:   /s/  Glen R. Gilbert
                                     ----------------------
                                     Glen R. Gilbert, Senior Vice President
                                       and Chief Financial Officer