Form 10-Q
period 1996-06-30
BFC FINANCIAL CORP
filed 1996-08-09
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1996


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

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                       June 30, 1996 and December 31, 1995
                        (in thousands, except share data)
                                   (Unaudited)

                                     ASSETS
                                                               1996       1995
                                                               ----       ----
Cash and cash equivalents                                    $   544      1,152
Securities available for sale                                 14,139      5,105
Investment in BankAtlantic Bancorp, Inc. ("BBC")              55,258     52,662
Mortgage notes and related receivables, net                    3,631      5,168
Real estate acquired in debenture exchanges, net              10,717     11,072
Real estate investments                                        6,459     10,211
Escrow for redeemed debenture liability                        5,762      8,982
Other assets                                                   3,261      2,544
                                                              ------     ------
     Total assets                                            $99,771     96,896
                                                             =======     ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Exchange debentures, net                                       3,037      3,810
Deferred interest on the exchange debentures                   2,543      2,722
Redeemed debenture liability                                  15,849     15,964
Mortgage payables and other borrowings                        26,170     27,616
Other liabilities                                              9,235      9,393
Deferred income taxes                                          3,492      1,633
                                                              ------     ------
     Total liabilities                                        60,326     61,138



Commitments and contingencies

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                --         --
 Special class A common stock of $.01 par value;
  authorized 20,000,000 shares; none issued                     --         --
 Common stock of $.01 par value; authorized
  20,000,000 shares; issued 2,351,021
  in 1996 and  1995                                               17         17
Additional paid-in capital                                    21,040     19,773
Retained earnings                                             18,964     13,609
 Less:  treasury stock
   (45,339 shares for 1996 and 1995)                            (280)      (280)
                                                              ------     ------

    Total stockholders' equity before
     BBC net unrealized appreciation
     (depreciation) on debt securities
     available for sale, net of deferred
     income taxes                                             39,741     33,119

BBC net unrealized appreciation (depreciation)
 on debt securities available for sale,
 net of deferred income taxes                                   (296)     2,639
                                                              ------     ------

 Total stockholders' equity                                   39,445     35,758
                                                              ------     ------

     Total liabilities and stockholders' equity              $99,771     96,896
                                                             =======     ======


See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
        For the six and three month periods ended June 30, 1996 and 1995
                      (in thousands, except per share data)
                                   (Unaudited)

                                           Six months ended  Three months ended
                                                June 30,           June 30,
                                                --------           --------
                                             1996     1995       1996     1995
                                             ----     ----       ----     ----
Revenues:
 Interest on mortgage notes and
  related receivables                     $   187       222        91       111
 Interest and dividends on securities
  available for sale and escrow
  accounts                                    344       353       196       176
 Earnings on real estate
  operations, net                             585       362       262       225
 Gain on sale of
  real estate, net                          3,289       206      --         206
 Other income, net                            154       404        49       286
                                            -----     -----     -----     -----
Total revenues                              4,559     1,547       598     1,004
                                            -----     -----     -----     -----
Costs and expenses:
 Interest on exchange debentures              636       912       316       461
 Interest on mortgages payable
  and other borrowings                      1,258     1,282       615       647
 Loss on disposition of mortgage
  notes and investment, net                   232      --        --        --
 Expenses related to real estate
  investments                                  85        98        54        13
 Employee compensation and benefits           562       506       321       252
 Occupancy and equipment                       24        26        14        13
 General and administrative, net              577       614       344       306
                                            -----     -----     -----     -----
Total cost and expenses                     3,374     3,438     1,664     1,692
                                            -----     -----     -----     -----
Income (loss) before equity in
  earnings of BBC, income taxes
  and extraordinary items                   1,185    (1,891)   (1,066)     (688)
Equity in earnings of BBC                   4,721     4,599     2,429     2,432
                                            -----     -----     -----     -----
Income before income taxes
 and extraordinary items                    5,906     2,708     1,363     1,744
Provision (benefit) for income taxes        1,306      --        (168)     --
                                            -----     -----     -----     -----
Income before extraordinary items           4,600     2,708     1,531     1,744
Extraordinary items:
 Gain on settlements of Exchange
  litigation, net of income
  taxes of  $606,000 and $144,000
  for the six and three months ended
  June 30, 1996, respectively                 755      --           6      --
                                            -----     -----     -----     -----
Net income                                $ 5,355     2,708     1,537     1,744
                                            =====     =====     =====     =====
Income per common and common
 equivalent share:
  Before extraordinary items              $  2.04      1.26      0.67      0.81
  Extraordinary items                        0.33      --        --        --
                                            -----     -----     -----     -----
Net income  per common and
 common equivalent share                  $  2.37      1.26      0.67      0.81
                                            =====     =====     =====     =====
Income per common and common
 equivalent share assuming
 full dilution:
  Before extraordinary items              $  2.03      1.24      0.67      0.79
  Extraordinary items                        0.33      --        --        --
                                            -----     -----     -----     -----
Net income  per common and
 common equivalent share
 assuming full dilution                   $  2.36      1.24      0.67      0.79
                                            =====     =====     =====     =====
Weighted average number of common
 and common equivalent shares
 outstanding                                2,261     2,154     2,294     2,152
                                            =====     =====     =====     =====
Weighted average number of common
 and common equivalent shares
 outstanding assuming full dilution         2,266     2,186     2,294     2,213
                                            =====     =====     =====     =====


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                     For the six months ended June 30, 1996
                                 (in thousands)
                                   (Unaudited)

                                         Addi-
                                        tional             Trea-
                              Common    Paid-in  Retained  sury
                              Stock    Capital   Earnings  Stock  Other   Total
                              -----    -------   --------  -----  -----   -----
Balance at
 December 31, 1995        $     17      19,773     13,609  (280)  2,639  35,758
Effect of issuance by
 BBC of BBC Class A
 common stock
 to shareholders other
 than BFC                        -       1,267          -     -       -   1,267
Change in BBC net
 unrealized
 appreciation (depreciation)
 on debt securities
 available for
 sale-net of
 deferred income
 taxes                           -           -          -     -  (2,935) (2,935)
Net income                       -           -      5,355     -       -   5,355
                            ---------------------------------------------------
Balance at
 June 30, 1996            $     17      21,040     18,964  (280)   (296) 39,445
                            ===================================================





     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flow
                 For the six months ended June 30, 1996 and 1995
                                 (In thousands)

                                                    Six months ended
                                                        June 30,
                                                        --------
                                                    1996         1995
                                                   ------       ------
Operating activities:
Net income before extraordinary items            $  4,600        2,708
Adjustments to reconcile net income
 before extraordinary items to net cash
 (used) by operating activities:
Equity in earnings of BBC                          (4,721)      (4,599)
Depreciation                                          395          375
Expenses related to real estate investments            85           98
Increase in deferred income taxes                   1,306         --
Loss on disposition of mortgage notes
 and investment, net                                  232         --
Accretion on exchange debentures                        8           14
Amortization of discount on
 loans receivable                                     (30)         (15)
Gain on sale  of real estate, net                  (3,289)        (206)
Increase in deferred interest on the
 exchange debentures                                  368          701
Accrued interest income on escrow accounts           (100)        (157)
Interest accrued regarding redeemed
 debenture liability                                  261          196
Decrease in other liabilities                        (211)        (288)
Decrease (increase) in other assets                   (24)         100
                                                   ------       ------
Net cash (used) by
 operating activities                              (1,120)      (1,073)
                                                   ------       ------
Investing activities:
Proceeds from the sale of real estate
 investment                                         6,489          341
Common stock dividends received
 from BBC                                             429          382
Purchase of securities available
 for sale                                         (23,513)      (9,935)
Proceeds from redemption and maturities
 of securities available for sale                  17,456       10,439
Principal reduction on loans                        1,305           70
Increase in real estate investments                  (168)         (64)
Improvements to real estate acquired in
 debenture exchanges                                  (40)         (85)
                                                   ------       ------
Net cash provided by investing
 activities                                         1,958        1,148
                                                   ------       ------
Financing activities:
Repayments of borrowings                           (1,446)        (140)
                                                   ------       ------
Net cash (used) by
 financing activities                              (1,446)        (140)
                                                   ------       ------
 Decrease in cash and
  cash equivalents                                   (608)         (65)
 Cash and cash equivalents at
  beginning of period                               1,152          711
                                                   ------       ------
 Cash and cash equivalents at
  end of period                                  $    544          646
                                                   ======       ======



     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1996

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1995 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated financial condition at June 30, 1996, the unaudited consolidated results of operations for the six and three month periods ended June 30, 1996 and 1995 and the unaudited consolidated cash flows for the six months ended June 30, 1996 and 1995. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and consequently, do not include certain information and notes necessary for a complete presentation of financial condition, results of operations and cash flows as required by generally accepted accounting principles for financial statements. Certain prior year balances have been reclassified to conform with the 1996 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at June 30, 1996 and December 31, 1995 is as follows:

                                                     June 30,  December 31,
                                                       1996        1995
                                                       ----        ----
BBC stockholders' equity                            $141,651      120,561
Ownership percentage                                   40.84%       46.03%
                                                     -------     -------
                                                      57,850      55,494
Purchase accounting adjustments                       (2,592)     (2,832)
                                                     -------     -------
Investment in BBC                                    $ 55,258     52,662
                                                      =======    =======

In February 1996, shareholders of BBC approved a proposal to create a new class of non-voting common stock designated as Class A Common Stock. BBC's existing common stock was redesignated Class B Common Stock. Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. In 1996, BBC issued approximately
1.7 million shares of Class A Common Stock in a public offering reducing BFC's ownership in BBC's total outstanding Class A and B common stock to approximately 41%.

In July 1996, BBC issued $57.5 million of 6 3/4% debentures due July 2006. The debentures are convertible at an exercise price of $12.80 and can be converted into 4,492,188 shares of BBC Class A Common Stock.

On July 9, 1996, the Board of Directors of BBC declared a five for four common stock dividend effected in the form of a stock split, payable in Class A Common Stock to BBC Class A and Class B common shareholders of record on July 19, 1996. The Stock dividend is payable in Class A Common Stock regardless of the Class of shares held. Where appropriate, amounts throughout this report have been adjusted to reflect the stock split.

3.  SECURITIES AVAILABLE FOR SALE

Included in securities available for sale at June 30, 1996 and December 31, 1995 was approximately $14.1 million and $5.1 million of U.S. Treasury Bills and other investments, respectively. Market value at June 30, 1996 and December 31, 1995 approximates book value. At June 30, 1996 and December 31, 1995 approximately $4.8 million was pledged as collateral to secure a Letter of Credit issued in connection with the Short vs. Eden United, Inc. litigation.

The 1991 Exchange settlement agreement provided for a release from escrow of any balances remaining at the end of June 1996. Accordingly, approximately $3.0 million was transferred from escrow for redeemed debenture liability to securities available for sale.

4.  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities for the six months ended June 30, 1996 and 1995 were as follows (in thousands):

                                                                June 30,
                                                                --------
                                                             1996       1995
                                                             ----       ----
Change in stockholders' equity resulting
 from the Company's proportionate share
 of BBC's net unrealized appreciation
 (depreciation) on debt securities
 available for sale, less related
 deferred income taxes                                      (2,935)      643
                                                            =======   ======
Transfers from escrow accounts to reflect
  payments on the redeemed debenture liability                 427     3,219
                                                             =====     =====
Transfer from escrow for redeemed debenture
  liability to securities available for sale in
  connection with the 1991 Exchange
  litigation settlement                                      2,977        -
                                                             =====      ====
Effect of issuance of BBC's common stock
  by BBC to shareholders other than BFC                      1,267     1,188
                                                            ======     =====
The net gain associated with the settlements
  of the Exchange litigation, net of income taxes              755        -
                                                            ======      ====
Loss on disposition of mortgage
  notes and investment, net                                    232        -
                                                            ======     =====
BBC's dividends on common stock
  declared and not received                                    215       191
                                                             =====    ======
Interest paid on borrowings                                  1,261     1,203
                                                           =======     =====

5. REAL ESTATE INVESTMENTS

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company has acquired interests in three properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. In May 1995, an entity controlled by the Company contracted to acquire the Regency Golf and Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency") for $14.5 million. The Regency is an existing rental apartment complex having 288 apartment suites. The acquisition is expected to close during 1996 and it is currently anticipated that the Company will seek other partners in connection with the acquisition of the property.

In March 1996, the Company recorded a loss on the disposition of mortgage notes and investment, net of approximately $232,000 due to the disposition of three mortgage notes and an investment due from affiliated limited partnerships. During 1996, the limited partnerships were liquidated after the sale of their respective properties.

6. OTHER MATTERS

An unaffiliated tenant contaminated certain property formerly owned by BFC. The tenant while contractually responsible for the cleanup of the contamination refused to do so. BFC, therefore, conducted the cleanup and sought to collect the cleanup costs from the tenant. Through June 30, 1996, an aggregate of approximately $865,000 of costs and attorneys' fees relating to this matter were recorded by BFC as a receivable. In July 1996, approximately $1.1 million was received as payment for costs incurred by BFC. BFC will, therefore, recognize a gain of approximately $235,000 during the third quarter of 1996 relating to this matter.

                  BFC Financial Corporation and Subsidiaries
               Management's Discussion and Analysis of Results
                      of Operations and Financial Condition
General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company which owns approximately 40.84% of the outstanding common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC was formed in April 1994 under the laws of the state of Florida and is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic").

Results of Operations

For the quarter ended June 30, 1996 the Company reported net income of approximately $1.5 million or $.67 primary and fully diluted income per common and common equivalent share as compared to net income of approximately $1.7 million or $.81 primary and $.79 fully diluted income per common and common equivalent share for the comparable period in 1995. Operations for the quarter ended June 30, 1996 included an extraordinary gain, net of deferred income taxes of approximately $6,000 relating to a change in the estimate of the amount of the settlement liability on the 1989 and 1991 Exchange transaction.

For the six month period ended June 30, 1996 the Company reported net income of approximately $5.4 million or $2.37 primary and $2.36 fully diluted income per common and common equivalent share as compared to net income of approximately $2.7 million or $1.26 primary and $1.24 fully diluted income per common and common equivalent share for the comparable period in 1995. Operations for 1996 included an extraordinary gain, net of deferred income taxes of approximately $755,000 or $.33 primary and fully diluted income per common and common equivalent share, relating to a change in the estimate of the amount of the settlement liability on the 1989 and 1991 Exchange transaction.

The increase in revenues of approximately $3.0 million for the six months ended June 30, 1996, as compared to the comparable period in 1995 was primarily due to an increase in earnings on real estate operations of approximately $223,000 and the net gain on the sale of real estate of approximately $3.1 million. Such increase in revenues was partially offset by a decrease in interest on mortgage notes and related receivables of approximately $35,000 and other income, net of approximately $ 250,000.

The decrease in revenues of approximately $406,000 for the quarter ended June 30, 1996, as compared to the comparable period in 1995 was primarily due to decreases in interest on mortgage notes and related receivables of approximately $20,000, the net gain on the sale of real estate of approximately $206,000 during 1995 and other income, net of approximately $237,000. Such decrease in revenues was partially offset by an increase in interest and dividends on other securities available for sale and escrow accounts of approximately $20,000 and earnings on real estate operations, net of approximately $37,000.

In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a net gain of approximately $3.3 million. In April 1995 a subsidiary of the Company sold a property located in Galesburg, Illinois for approximately $375,000 and the company reported a net gain of approximately $206,000 for the quarter ended June 30, 1995.

Earnings on real estate operations, net increased for the six and three month periods ended June 30, 1996 as compared to the same periods in 1995 primarily as a result of an increase in occupancy at a property acquired in the 1991 Exchange. During the quarter ended June 30, 1996, the increase in earnings on real estate operations, net was partially offset with an increase in provision for uncollectible tenant receivables.

Interest on mortgage notes and related receivables decreased for the six and three month periods ended June 30, 1996 as compared to the same periods in 1995 primarily due to a reduction in the amount of mortgage note receivables from affiliated limited partnerships held by the Company.

Interest and dividends on securities available for sale and escrow accounts decreased for the six months ended June 30, 1996 as compared with the 1995 comparable period primarily due to decreases in yields in securities available for sale and decreases in the escrow accounts yield and average balance related to the settlement of litigation. This decrease was offset during the quarter ended June 30, 1996 as compared with the 1995 comparable period primarily due to increases in investable funds.

Other income, net decreased for the six and three month periods ended June 30, 1996 as compared with the same periods in 1995 primarily due to proceeds received during the quarter ended June 30, 1995 related to advances due from an affiliate which were written-off in prior years.

The decrease in cost and expenses of approximately $64,000 for the six months ended June 30, 1996 as compared to same period in 1995 was primarily due to decreases in interest on exchange debentures of approximately $276,000, interest on mortgage payable and other borrowings of approximately $24,000, expenses related to real estate investments of approximately $13,000 and general and administrative, net of approximately $37,000. This decrease was offset with increases in loss on disposition of mortgage notes and investment, net of approximately $232,000 and employee compensation and benefits of approximately $56,000.

The decrease in cost and expenses of approximately $28,000 for the quarter ended June 30, 1996 as compared to the same period in 1995 was primarily due to decreases in interest on exchange debentures of approximately $145,000 and interest on mortgage payable and other borrowings of approximately $32,000. This decrease was offset with increases in expenses related to real estate investments of approximately $41,000, employee compensation and benefits of approximately $69,000 and general and administrative, net of approximately $38,000.

Interest on exchange debentures decreased for the six and three month periods ended June 30, 1996 as compared to the same periods in 1995 as a result of the 1991 and 1989 Exchange settlements and decreases in the amounts payable in 1995 and 1996 relating to changes in the settlement liability. This decrease was offset in part by the accrual of interest on the 1989 Exchange settlement liability.

The expenses related to real estate investments represents the Company's prorata share of expenses, primarily real estate taxes, related to the ownership of property acquired in 1994 by an entity controlled by the Company. The decrease in expenses related to real estate investments for the six months ended June 30, 1996 as compared to the same period in 1995 was primarily due to the sale of Cypress Creek in March 1996. This decrease was offset during the quarter ended June 30, 1996 as compared to the same period in 1995 primarily due to an adjustment in the 1995 period attributable to the accrual for real estate taxes.

In March 1996, the Company recorded a loss on the disposition of mortgage notes and investment, net of approximately $232,000 due to the disposition of three mortgage notes and an investment due from affiliated limited partnerships. During 1996, the limited partnerships were liquidated, subsequent to the sale of their respective properties.

Interest on mortgage payables and other borrowings decreased for the six and three month periods ended June 30, 1996 as compared to the same periods in 1995 primarily due to reduction in borrowings.

Employee compensation and benefits increased for the six and three month periods ended June 30, 1996 as compared to the same periods in 1995 primarily due to increase in salary levels.

General and administrative, net decreased for the six months ended June 30, 1996 as compared to the same period in 1995 primarily due to decreases in legal expenses, leasing fees and professional and consulting fees. This decrease was offset during the quarter ended June 30, 1996 with an increase in the provision relating to the Kugler litigation of approximately $65,000.

BBC's net income applicable to common shareholders for the six and three month periods ended June 30, 1996 was $10.3 million and $5.5 million, respectively, compared to net income of $8.9 million and $4.7 million for the six and three month periods ended June 30, 1995. The Company's equity in BBC's net income for the six and three month periods ended June 30, 1996 was $4.7 million and $2.4 million, respectively, compared to its equity in BBC's net income of $4.6 million and $2.4 million for the six and three month periods ended June 30, 1995, respectively. The Company's ownership in BBC decreased from approximately 46% to 41.5% in March 1996 upon BBC's issuance of a new class of common stock. The Company's ownership in BBC has further decreased to 40.84% at June 30, 1996 due to BBC's issuance of common stock in connection with exercise of employee stock options.

Financial Condition

BFC's total assets at June 30, 1996 and at December 31, 1995 were $99.8 million and $96.9 million, respectively. The majority of the difference at June 30, 1996 as compared to December 31, 1995 was due to increases in securities available for sale of approximately $9.0 million and investment in BBC of approximately $2.6 million. These increases were offset by decreases in mortgage notes and related receivables, net of approximately $1.5 million, a decrease in the escrow for redeemed debenture liability of approximately $3.2 million and a decrease in real estate investments of approximately $3.8 million.

Mortgage  notes  and  related  receivables,   net  decreased  due  to  principal
reductions on loans and the disposition of three mortgage notes due from affiliated limited partnerships resulting from the liquidation of the partnerships.

The decrease in real estate investments was due to the sale of the Cypress Creek property to an unaffiliated third party for approximately $9.7 million.

Securities available for sale increased due to the investment of proceeds received in connection with the sale of the Cypress Creek property in March 1996 and the transfer from escrow for redeemed debenture liability to securities available for sale in connection with the 1991 Exchange litigation settlement of approximately $3.0 million.

Mortgages payable and other borrowing decreased due to the satisfaction of loans upon the sale of affiliated limited partnership properties.

Exchange debentures, net and deferred interest on the Exchange debentures decreased approximately $773,000 and $179,000, respectively, primarily due to a decrease in the amount payable in connection with the settlement of litigation relating to the 1991 and 1989 Exchange. The decrease in deferred interest on the Exchange debentures was partially offset by increases in the deferred interest on the 1989 and 1991 Exchange debentures pursuant to their terms.

Investment in BBC increased by $2.6 million due to the equity in earnings of BBC of approximately $4.7 million, the $1.3 million effect of issuance of BBC Class A common stock by BBC to BBC shareholders other than BFC, reduced by the common stock dividends of approximately $0.5 million declared in 1996 and the change in BBC's net unrealized appreciation (depreciation) on debt securities available for sale, net of deferred income taxes of approximately $2.9 million.

Liquidity and Capital Resources

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlement of these lawsuits occurred during 1994. A description of these settlements is contained in the Company's 1995 Annual Report.

In connection with the above settlements, the Company deposited $20.8 million into settlement escrow accounts, with another deposit of approximately $4.7 million and $5.1 million required in December 1996 and March 1997, respectively. In 1996, based upon claims made and paid pursuant to the settlements of the 1991 Exchange litigation and Meador 1989 Exchange litigation, a net gain of approximately $755,000 was recognized for the six months ended June 30, 1996 related to Class Members No Longer Owning Debentures (as defined) and Class Members that did not make a claim within the period required by the terms of the settlement relating to the Meador litigation. Although amounts for the required payments have been escrowed, payments are not yet being made pursuant to the Purcell 1989 Exchange Litigation pending resolution of the ABC litigation.(See
Item 3 Legal Proceedings in the Company's 1995 Annual Report.)

At June 30, 1996, the redeemed debenture liability for the 1989 and 1991 Exchange litigation settlements was approximately $13.7 million and $2.2 million, respectively. Additionally, at June 30, 1996 the escrow for redeemed debenture liability relating to the 1989 Exchange litigation settlement was approximately $5.8 million. The 1991 Exchange settlement agreements provided for a release from the escrow of any balances remaining at the end of June 1996. Accordingly, approximately $3.0 million was released from escrow and is included in securities available for sale in the Company's Consolidated Statements of Financial Condition at June 30, 1996. The Meador 1989 Exchange settlement agreement provides for a release from the escrow of any balances remaining at January 18, 1998. No release dates have been established relating to the Purcell 1989 Exchange settlement based on the pendency of the ABC appeal.

In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana (See Item 3. "Litigation ", Short vs. Eden United, Inc., et. al. in the Company's 1995 Annual Report), on February 25, 1994, the lower court on remand awarded plaintiff a judgment totaling approximately $4.5 million, including interest. The Company appealed the trial court's order and posted an appeal bond which is currently collateralized by approximately $4.8 million of marketable securities. In prior years, the Company had accrued a $4.5 million provision for this litigation and incurred expenses associated with a cash bond of approximately $445,000, which is included in other liabilities in the Company's Consolidated Statements of Financial Condition. In July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow pre-judgment interest, set the date for computation of post-judgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award will be remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short filed for a hearing before the Indiana Supreme Court but his petition was denied. Based upon the ruling, preliminary computations by the Company indicate that the total loss to the Company would be approximately $500,000 not the $4.5 million dollars previously established as a provision in connection with this litigation. The appeal bond in this matter has been reduced by the Courts to $800,000.

In  connection  with  certain  litigation  relating  to an  action  filed  by an individual investor against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including two partnerships that the Company acquired the assets and liabilities of in the 1991 Exchange transaction, (the "Predecessor Partnerships") interests in which were sold by the individual and corporate broker defendants, (See Item 3. "Litigation", Kugler, et.al. v. I.R.E. Real Estate Income Fund, et.al. in the Company's 1995 Annual Report) in April 1996 the Court entered summary judgment against the Predecessor Partnerships. As a result of the summary judgment, the Company will be required to pay claims of approximately $3.6 million (including interest through July 31, 1996 but not including attorney's fees to plaintiffs counsel). A liability for approximately $4.1 million had been previously established for this matter and is reflected in the accompanying financial statements.

A substantial portion of the funds currently required in connection with the liabilities associated with the litigation described above have already been provided. Other funds required, in addition to those currently available, may come from operations, borrowings against BBC stock, BBC dividends, the collateral previously delivered in connection with the Short litigation, or sale and/or refinancing of real estate and mortgages owned.

As a result of the Exchange litigation settlements, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which settlements were reached ("Holders in Due Course"), or debentures held by persons that opted out of the litigation. Pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment would include, among other items, the upcoming payments due on the Purcell and Meador Litigation, required payments relating to the Kugler Litigation, the ability to identify which debentures are held by Holders in Due Course and current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures. The Company believes it has sufficient current liquidity to meet its normal operating expenses, but it is not anticipated that it will make current payments of interest on the Exchange debentures until such time as the identity of holders due interest has been determined with reasonable certainty.

As previously indicated, the Company holds 40.84% of BBC's outstanding common stock. BBC's primary sources of funds during the first six months of 1996 were the issuance of the Class A Common Stock and dividends from its wholly owned subsidiary BankAtlantic, A Federal Savings Bank ("BankAtlantic"). Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets all of its fully phased-in capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association". Upon prior notice to, and non-objection by, the OTS, a Tier 1 association may make capital distributions during a calendar year up to the greater of (1) 100% of net income for the current calendar year plus 50% of its capital surplus or (ii) 75% of its net income over the most recent four quarters. Any additional capital distributions would require prior regulatory approval. Capital distributions by institutions that do not qualify as Tier 1 associations are subject to greater limitations and to other regulatory requirements. BankAtlantic is also required to meet all capital standards promulgated pursuant to FIRREA and FDICIA. To be considered "well capitalized" under FDICIA, a savings institution must generally have a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. At June 30, 1996, BankAtlantic met all regulatory capital requirements and met the definition of "well capitalized."

 BBC's primary use of funds is to pay cash dividends to common stockholders and interest expense on its outstanding debentures. It is anticipated that funds for payment of these expenses will be obtained from BankAtlantic. The ultimate repayment by BBC of its outstanding Debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. BBC currently anticipates that it will pay regular quarterly cash dividends on its common stock. Funds for dividend payments and interest expense on the Debentures are in part dependent upon BankAtlantic's ability to pay dividends to BBC. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment of dividends to its shareholders.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company has acquired interests in three properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. In May 1995, an entity controlled by the Company contracted to acquire the Regency Golf Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency"). The Regency is an existing rental apartment complex having 288 apartment suites. The acquisition is expected to close during 1996 and is currently anticipated that the Company will seek other partners in connection with the acquisition of the property.

Cash Flows

A summary of the Company's consolidated cash flows is as follows (in thousands):
                                                 Six months ended
                                                     June 30,
                                                     --------
Net cash provided (used) by:                     1996       1995
                                                 ----       ----
  Operating activities                         $(1,120)    (1,073)
  Investing activities                           1,958      1,148
  Financing activities                          (1,446)      (140)
                                                ------      -----
    (Decrease) in cash                         $  (608)       (65)
                                                ======      =====

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

The primary sources of funds to the Company, for the six months ended June 30, 1996 were proceeds from the sale of real estate investments, principal reduction on loans, proceeds from redemption and maturities of securities available for sale, revenues from property operations and dividends from BBC. These funds were primarily utilized for reduction of mortgage payables and other borrowings, purchase of securities available for sale, operating expenses and capital improvements at the Company's properties and general and administrative expenses.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana (See Item 3. "Litigation ", Short vs. Eden United, Inc., et. al. in the Company's 1995 Annual Report), on February 25, 1994, the lower court on remand awarded plaintiff a judgment totaling approximately $4.5 million, including interest. The Company appealed the trial court's order and posted an appeal bond which is currently collateralized by approximately $4.8 million of marketable securities. In prior years, the Company had accrued a $4.5 million provision for this litigation and incurred expenses of approximately $445,000 in connection with a cash bond, which is included in other liabilities in the Company's Consolidated Statements of Financial Condition. In July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow pre-judgment interest, set the date for computation of post-judgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award will be remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short filed for a hearing before the Indiana Supreme Court but his petition was denied. Based upon the ruling, preliminary computations by the Company indicate that the total loss to the Company would be approximately $500,000 not the $4.5 million dollars previously established as a provision in connection with this litigation. The appeal bond in this matter has been reduced by the Courts to $800,000.

Kugler, et al., v I.R.E. Real Estate Income Fund, et al. In the Appellate Court of Illinois, First District, and related cases, App. No 90-107. In connection with certain litigation relating to an action filed by an individual investor against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including two partnerships that the Company acquired the assets and liabilities of in the 1991 Exchange transaction, (the "Predecessor Partnerships") interests in which were sold by the individual and corporate broker defendants, (See Item 3. "Litigation", Kugler, et.al. v. I.R.E. Real Estate Income Fund, et.al. in the Company's 1995 Annual Report) in April 1996 the Court entered summary judgment against the Predecessor Partnerships. As a result of the summary judgment, the Company will be required to pay claims of approximately $3.6 million (including interest through July 31, 1996 but not including attorney's fees to plaintiffs counsel). A liability of approximately $4.1 million had been previously established relating to this matter and is reflected in the accompanying financial statements.

Item 2 through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibit 27 - Financial Data Schedule

  b) No report on Form 8-K was filed during the quarter ended June 30, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BFC Financial Corporation



Date:  August 6, 1996            By:   /s/  Glen R. Gilbert
                                     ----------------------
                                     Glen R. Gilbert, Senior Vice President
                                       and Chief Financial Officer