Form 10-Q
period 1996-09-30
BFC FINANCIAL CORP
filed 1996-11-14
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1996


                             Commission File Number
                                     0-9811


                            BFC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


           Florida                                         59-2022148
------------------------------                    ------------------------------
   (State of Organization)                              (I.R.S. Employer
                                                     Identification Number)


  1750 E. Sunrise Boulevard
   Ft. Lauderdale, Florida                                    33304
------------------------------                    ------------------------------
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

                       BFC Financial Corporation and Subsidiaries
            Consolidated Statements of Financial Condition
               September 30, 1996 and December 31, 1995
                   (in thousands, except share data)
                              (Unaudited)

                                Assets
                                                               1996        1995
                                                               ----        ----
Cash and cash equivalents                                 $   4,181       1,152
Securities available for sale                                12,247       5,105
Investment in BankAtlantic Bancorp, Inc. ("BBC")             55,397      52,662
Mortgage notes and related receivables, net                   2,531       5,168
Real estate acquired in debenture exchanges, net             10,520      11,072
Real estate investments                                       6,417      10,211
Escrow for redeemed debenture liability                       5,794       8,982
Other assets                                                  2,189       2,544
                                                          ---------      ------
Total assets                                              $  99,276      96,896
                                                          =========      ======

                      Liabilities and Stockholders' Equity

Exchange debentures, net                                      3,041       3,810
Deferred interest on the exchange debentures                  2,730       2,722
Redeemed debenture liability                                 15,947      15,964
Mortgage payables and other borrowings                       25,685      27,616
Other liabilities                                             9,213       9,393
Deferred income taxes                                         3,493       1,633
                                                          ---------      ------
Total liabilities                                            60,109      61,138


Commitments and contingencies

Stockholders' equity:
Preferred stock of $.01 par value; authorized
10,000,000 shares; none issued                                 --          --
Special class A common stock of $.01 par value;
authorized 20,000,000 shares; none issued                      --          --
Common stock of $.01 par value; authorized
20,000,000 shares; issued 2,351,021
in 1996 and  1995                                                17          17
Additional paid-in capital                                   20,511      19,773
Retained earnings                                            18,923      13,609
Less:  treasury stock
(45,339 shares for 1996 and 1995)                              (280)       (280)
                                                          ---------      ------
Total stockholders' equity before
BBC net unrealized appreciation (depreciation)
 on debt securities available for sale,
 net of deferred income taxes                                39,171      33,119

BBC net unrealized appreciation (depreciation)
 on debt securities available for sale,
 net of deferred income taxes                                    (4)      2,639
                                                          ---------      ------
Total stockholders' equity                                   39,167      35,758
                                                          ---------      ------
Total liabilities and stockholders' equity                $  99,276      96,896
                                                          =========      ======


     See accompanying notes to unaudited consolidated financial statements.

                     BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
      For the nine and three month periods ended September 30, 1996 and 1995
                      (in thousands, except per share data)
                                   (Unaudited)

                                         Nine months ended    Three months ended
                                           September 30,        September 30,
                                           -------------        -------------
                                           1996      1995       1996       1995
                                           ----      ----       ----       ----
Revenues:
 Interest on mortgage notes and
  related receivables                         $  256      332       69      110
 Interest and dividends on securities
  available for sale and escrow
  accounts                                       553      499      209      146
 Earnings on real estate
  operations, net                                872      651      287      289
 Gain on sale of
  real estate, net                             3,289      206     --       --
 Other income, net                               545      430      391       26
                                              ------    -----    -----    -----
Total revenues                                 5,515    2,118      956      571
                                              ------    -----    -----    -----
Costs and expenses:
 Interest on exchange debentures                 959    1,384      323      472
 Interest on mortgages payable
  and other borrowings                         1,871    1,927      613      645
 Loss on disposition of mortgage
  notes and investment, net                      289     --         57     --
 Expenses related to real estate
  investments                                    127      154       42       56
 Employee compensation and benefits              859      757      297      251
 Occupancy and equipment                          34       35       10        9
 General and administrative, net                 808      797      231      183
                                              ------    -----    -----    -----
Total cost and expenses                        4,947    5,054    1,573    1,616
                                              ------    -----    -----    -----
Income (loss) before equity in earnings
  of BBC, income taxes and
  extraordinary items                            568   (2,936)    (617)  (1,045)
Equity in earnings of BBC                      5,297    7,005      576    2,406
                                              ------    -----    -----    -----
Income (loss) before income taxes
 and extraordinary items                       5,865    4,069      (41)   1,361
Provision  for income taxes                    1,306     --       --       --
                                              ------    -----    -----    -----
Income (loss) before extraordinary items       4,559    4,069      (41)   1,361
Extraordinary items:
 Gain from debt restructuring                   --        825     --        825
 Gain on settlements of Exchange
  litigation, net of income taxes of
  $606,000 for the nine months
  ended September 30, 1996                       755      230     --        230
                                              ------    -----    -----    -----
Net income (loss)                             $5,314    5,124      (41)   2,416
                                              ======    =====    =====    =====
Income (loss)  per common and
 common equivalent share:
 Before extraordinary items                   $ 2.00     1.85    (0.02)    0.60
 Extraordinary items                            0.33     0.48     --       0.46
                                              ------    -----    -----    -----
Net income  (loss) per common and
 common equivalent share                      $ 2.33     2.33    (0.02)    1.06
                                              ======    =====    =====    =====
Income (loss)  per common and
 common equivalent share
 assuming full dilution:
 Before extraordinary items                   $ 1.98     1.83    (0.02)    0.59
 Extraordinary items                            0.33     0.47     --       0.46
                                              ------    -----    -----    -----
Net income (loss) per common and
 common equivalent share
 assuming full dilution                       $ 2.31     2.30    (0.02)    1.05
                                              ======    =====    =====    =====
Weighted average number of common
 and common equivalent shares
 outstanding                                   2,279    2,199    2,315    2,288
                                              ======    =====    =====    =====
Weighted average number of common
 and common equivalent shares
 outstanding assuming full dilution            2,305    2,227    2,381    2,310
                                              ======    =====    =====    =====


      See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                  For the nine months ended September 30, 1996
                                 (in thousands)
                                   (Unaudited)

                                   Addi-
                                   tional             Trea-
                          Common  Paid-in  Retained   sury
                           Stock  Capital  Earnings   Stock   Other   Total
                           -----  -------  --------   -----   -----   -----
Balance at
 December 31, 1995         $ 17   19,773    13,609    (280)   2,639   35,758
Effect of issuance by
 BBC of BBC Class A
 common stock
 to shareholders other
 than BFC                     -    1,274         -       -        -    1,274
Net effect of other BBC
 capital transactions         -     (536)        -       -        -     (536)
Change in BBC net
 unrealized
 appreciation
 (depreciation) on debt
 securities available
 for sale-net of
 deferred income
 taxes                        -        -         -       -   (2,643)  (2,643)
Net income                    -        -     5,314       -        -    5,314
                          ----    ------    ------    ----   ------   ------
Balance at
 September 30, 1996       $ 17    20,511    18,923    (280)      (4)  39,167
                          ====    ======    ======    ====   ======   ======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flow
              For the nine months ended September 30, 1996 and 1995
                                 (In thousands)

                                                     Nine months ended
                                                       September 30,
                                                       -------------
                                                     1996         1995
                                                     ----         ----
Operating activities:
Net income before extraordinary items            $  4,559        4,069
Adjustments to reconcile net income
before extraordinary items to net cash
(used) by operating activities:
Equity in earnings of BBC                          (5,297)      (7,005)
Depreciation                                          594          567
Expenses related to real estate investments           127          154
Increase in deferred income taxes                   1,306         --
Loss on disposition of mortgage notes
 and investment, net                                  289         --
Accretion on exchange debentures                       12           22
Amortization of discount on loans receivable          (45)         (80)
Gain on sale  of real estate, net                  (3,289)        (206)
Increase in deferred interest on the exchange deb     555        1,068
Gain from litigation cost, net                       (211)        --
Proceeds received from litigation settlement        1,109         --
Accrued interest income on escrow accounts           (144)        (216)
Interest accrued regarding redeemed debenture lia     391          294
Decrease in other liabilities                        (232)         (13)
Decrease (increase) in other assets                   123          (29)
                                                  -------      -------
Net cash (used) by
 operating activities                                (153)      (1,375)
                                                  -------      -------
Investing activities:
Proceeds from the sale of real estate investment    6,489          341
Common stock dividends received from BBC              656          598
Purchase of securities available for sale         (38,487)     (14,776)
Proceeds from redemption and maturities
 of securities available for sale                  31,399       15,294
Proceeds from the 1991 Exchange escrow              2,903         --
Principal reduction on loans                        2,420          320
Loans originated                                     --           (475)
Increase in real estate investments                  (225)         (99)
Additions to office properties and equipment         --            (33)
Improvements to real estate acquired in
 debenture exchanges                                  (42)        (337)
                                                  -------      -------
Net cash provided by investing
 activities                                         5,113          833
                                                  -------      -------
Financing activities:
Increase in borrowings                               --            501
Repayments of borrowings                           (1,931)        (244)
                                                  -------      -------
Net cash (used)  provided by financing activities  (1,931)         257
                                                  -------      -------
Increase (decrease)  in cash and
 cash equivalents                                   3,029         (285)
Cash and cash equivalents at
 beginning of period                                1,152          711
                                                  -------      -------
Cash and cash equivalents at
 end of period                                   $  4,181          426
                                                  =======      =======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 1996

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1995 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated financial condition at September 30, 1996, the unaudited consolidated results of operations for the nine and three month periods ended September 30, 1996 and 1995 and the unaudited consolidated cash flows for the nine months ended September 30, 1996 and 1995. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and consequently, do not include certain information and notes necessary for a complete presentation of financial condition, results of operations and cash flows as required by generally accepted accounting principles for financial statements. Certain prior year balances have been reclassified to conform with the 1996 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at September 30, 1996 and December 31, 1995 is as follows:

                                          September 30,      December 31,
                                              1996               1995
                                              ----               ----
BBC stockholders' equity                    $139,727            120,561
Ownership percentage                           41.41%             46.03%
                                             -------            -------
                                              57,855             55,494
Purchase accounting adjustments               (2,458)            (2,832)
                                             -------            -------
Investment in BBC                           $ 55,397             52,662
                                             =======            =======

In February 1996, shareholders of BBC approved a proposal to create a new class of non-voting common stock designated as Class A Common Stock. BBC's existing common stock was redesignated Class B Common Stock. Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. The Company's ownership in BBC decreased from approximately 46% to 40.84% as of June 30, 1996 upon BBC's issuance of a new class of common stock in March 1996 and issuance of common stock in connection with exercise of employee stock options in June 1996. The Company's ownership in BBC increased to 41.41% of all outstanding BBC common stock at September 30, 1996, upon BBC's repurchase of 160,000 and 112,500 of its Class A and B common stock, respectively. At September 30, 1996, the Company's ownership in BBC Class A and B common stock was approximately 29.5% and 46.1%, respectively.

In July 1996, BBC issued $57.5 million of 6 3/4% debentures due July 2006. The debentures are convertible at an exercise price of $12.80 and can be converted into 4,492,188 shares of BBC Class A Common Stock. On October 11, 1996, BankAtlantic used capital contributions from BBC to acquire Bank of North America Bancorp, Inc. for $53.8 million.

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

3.  SECURITIES AVAILABLE FOR SALE

Included in securities available for sale at September 30, 1996 and December 31, 1995 was approximately $12.2 million and $5.1 million of U.S. Treasury Bills and other investments, respectively. Market value at September 30, 1996 and December 31, 1995 approximates book value. At December 31, 1995 approximately $4.8 million was pledged as collateral to secure a Letter of Credit issued in connection with the Short vs. Eden United, Inc. litigation. During the three month period ended September 30, 1996, this Letter of Credit was canceled and the collateral was released.

The 1991 Exchange settlement agreement provided for a release from escrow of any balances remaining at the end of June 1996. Accordingly, in September 1996, approximately $2.9 million was released from escrow and such amount is included in securities available for sale.


4.  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities and other supplemental cash flow items for the nine months ended September 30, 1996 and 1995 were as follows (in thousands):

                                                              September 30,
                                                              -------------
                                                             1996      1995
                                                             ----      ----
Change in stockholders' equity resulting
 from the Company's  proportionate share
 of  BBC's  net  unrealized  appreciation
 (depreciation)  on  debt  securities
 available for sale,
 less related deferred income taxes                        (2,643)      652
                                                           =======    ======
Transfers from escrow accounts to reflect
  payments on the redeemed debenture liability                 505     3,603
                                                           =======     =====
Effect of issuance of BBC's common stock
  by BBC to shareholders other than BFC                      1,274     1,222
                                                           =======    ======
Net effect of other BBC capital transactions                  (536)        -
                                                           =======    ======
The net gain associated with the settlements
  of the Exchange litigation, net of income taxes              755       230
                                                           =======    ======
Net gain on debt restructuring                                 -         825
                                                           =======    ======
Loss on disposition of mortgage
  notes and investment, net                                    289         -
                                                           =======    ======
BBC's dividends on common stock
  declared and not received                                    215       216
                                                           =======    ======
Interest paid on borrowings                                  1,874     1,849
                                                           =======    ======
Income taxes paid                                              122       214
                                                           =======    ======


5. REAL ESTATE INVESTMENTS

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" located in Fort Lauderdale, Florida. In March 1996, Cypress Creek was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately
$3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. Additionally, in May 1995, an entity controlled by the Company contracted to acquire the Regency Golf and Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency") for $14.5 million and placed a $500,000 deposit in connection therewith. The Regency is an existing rental apartment complex having 288 apartment suites. The acquisition was expected to close during 1996, however, there currently exists disagreements with the owner which has resulted in litigation. The entity controlled by the Company has sued the owner for specific performance and damages under the contract. If the litigation is resolved in favor of the entity controlled by the Company, it is anticipated that the property will be acquired and that the Company would seek other partners in connection with the acquisition. If the litigation is resolved in favor of the seller, it is anticipated that the contract would be canceled and the entity controlled by the Company might not receive a return of its deposit.

The Company recorded a loss on the disposition of mortgage notes and investment, net, of approximately $289,000 due to the March 1996 disposition of three mortgage notes and an investment from affiliated limited partnerships. During 1996, the limited partnerships were liquidated after the sale of their respective properties.

6. OTHER MATTERS

An unaffiliated tenant contaminated certain property formerly owned by BFC. The tenant while contractually responsible for the cleanup of the contamination refused to do so. BFC, therefore, conducted the cleanup and sought to collect the cleanup costs from the tenant. An aggregate of approximately $898,000 of costs and attorneys' fees relating to this matter had been recorded by BFC as a receivable. In July 1996, approximately $1.1 million was received as payment for costs incurred by BFC. Based on such receipt, a net gain of approximately $211,000 was recognized during the third quarter of 1996 relating to this matter.

On October 29, 1996, a balloon payment of approximately $9.4 million was due on the mortgage note that is secured by the Burlington Manufacturers Outlet Center. Such payment was not made and the Company has received a default notice from the lender. The Company had previously discussed refinancing with the lender but had been informed that the lender was not interested. Other sources of financing were sought, however, it has been determined that other lenders will not loan the full amount due. There is no recourse against the Company on the existing first mortgage and the Company is currently evaluating whether the value of the property justifies investing additional cash into the property to retain it.

                   BFC Financial Corporation and Subsidiaries
                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition
General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company which owns approximately 41.41% of the outstanding common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC was formed in April 1994 under the laws of the state of Florida and is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic").

Results of Operations

For the quarter ended September 30, 1996, the Company reported a net loss of approximately $41,000 or $.02 primary and fully diluted loss per common and common equivalent share as compared to net income of approximately $2.4 million or $1.06 primary and $1.05 fully diluted income per common and common equivalent share for the comparable period in 1995. Operations for the quarter ended September 30, 1995 included extraordinary gains of approximately $1.1 million or $.46 primary and fully diluted income per common and common equivalent share. The 1995 gain was attributable to a change in the estimate of the amount of the settlement liability on the exchange litigation of approximately $230,000 and a gain from debt restructuring of approximately $825,000.

For the nine month period ended September 30, 1996, the Company reported net income of approximately $5.3 million or $2.33 primary and $2.31 fully diluted income per common and common equivalent share as compared to net income of approximately $5.1 million or $2.33 primary and $2.30 fully diluted income per common and common equivalent share for the comparable period in 1995. Operations for 1996 included an extraordinary gain, net of deferred income taxes, of approximately $755,000 or $.33 primary and fully diluted income per common and common equivalent share, relating to a change in the estimate of the amount of the settlement liability on the exchange litigation. Operations for the period ended September 30, 1995 included extraordinary gains of approximately $1.1 million or $.48 primary and $.47 fully diluted income per common and common equivalent share. This was attributable to a change in the estimate of the amount of the settlement liability on the 1991 exchange litigation of approximately $230,000 and a gain from debt restructuring of approximately $825,000.

The increase in revenues of approximately $3.4 million for the nine months ended September 30, 1996, as compared to the comparable period in 1995 was primarily due to an increase in earnings on real estate operations of approximately
$221,000, an increase in other income, net, of approximately $115,000, an increase in interest and dividends on securities available for sale and escrow accounts of approximately $54,000 and the net gain on the sale of real estate of approximately $3.1 million. Such increase in revenues was partially offset by a decrease in interest on mortgage notes and related receivables of approximately $76,000.

The increase in revenues of approximately $385,000 for the quarter ended September 30, 1996, as compared to the comparable period in 1995 was primarily due to increases in other income, net, of approximately $365,000 and interest and dividends on securities available for sale and escrow accounts of approximately $63,000. Such increase in revenues was partially offset by a decrease in interest on mortgage notes and related receivables of approximately $41,000.

In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" located in Fort Lauderdale, Florida. In March 1996, Cypress Creek was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a net gain of approximately $3.3 million. In April 1995, the Company sold a property located in Galesburg, Illinois for approximately $375,000 and the Company reported a net gain of approximately $206,000.

Earnings on real estate operations, net, increased for the nine month period ended September 30, 1996 as compared to the same period in 1995 primarily as a result of an increase in occupancy and an increase in tenant reimbursements for common area maintenance and insurance at a property acquired in connection with the 1991 Exchange.

Interest on mortgage notes and related receivables decreased for the nine and three month periods ended September 30, 1996 as compared to the same periods in 1995 primarily due to a reduction in the amount of mortgage note receivables from affiliated limited partnerships held by the Company.

Interest and dividends on securities available for sale and escrow accounts increased for the nine and three month periods ended September 30, 1996 as compared with the 1995 comparable periods primarily due to increases in investable funds. Such increase was partially offset with decreases in yields on securities available for sale and decreases in the yield and average balance of escrow accounts established in connection with the settlement of litigation.

Other income, net increased for the nine and three month periods ended September 30, 1996 as compared with the same periods in 1995 primarily due to a net gain of approximately $211,000 associated with the settlement of litigation related to the cleanup of contamination on a property formerly owned by the Company. An additional $142,000 was also recognized when the first mortgage holder on a property formerly owned by the Company allowed release of funds from an escrow account for an improvement reserve that was established during the time the Company owned the property. However, the 1995 period included the proceeds received during the quarter ended June 30, 1995 related to advances due from an affiliate which were written-off in prior years which did not recur in the 1996 period.

The decrease in cost and expenses of approximately $107,000 for the nine month period ended September 30, 1996 as compared to same period in 1995 was primarily due (i) to decreases in interest on exchange debentures of approximately $425,000, (ii) interest on mortgage payable and other borrowings of approximately $56,000, and (iii) expenses related to real estate investments of approximately $27,000. This decrease was offset by increases in (i) loss on disposition of mortgage notes and investments, net, of approximately $289,000,
(ii) employee compensation and benefits of approximately $102,000 and (iii) general and administrative, net, of approximately $11,000.

The decrease in costs and expenses of approximately $43,000 for the quarter ended September 30, 1996 as compared to the same period in 1995 was primarily due to decreases in interest on exchange debentures of approximately $149,000, interest on mortgage payable and other borrowings of approximately $32,000 and expenses related to real estate investments of approximately $14,000. This decrease was offset with increases in loss on disposition of mortgage notes and investments, net, of approximately $57,000, employee compensation and benefits of approximately $46,000 and general and administrative, net, of approximately $48,000.

Interest on exchange debentures decreased for the nine and three month periods ended September 30, 1996 as compared to the same periods in 1995 as a result of the 1991 and 1989 Exchange settlements and decreases in the amounts payable in 1995 and 1996 relating to changes in the settlement liability. This decrease was offset in part by the accrual of interest on the delayed funding of the second half of the 1989 Exchange settlement liability.

The expenses related to real estate investments represents the Company's prorata share of expenses, primarily real estate taxes relating to the ownership of property acquired in 1994 by an entity controlled by the Company. The decrease in expenses relating to real estate investments for the nine and three month periods ended September 30, 1996 as compared to the same periods in 1995 was primarily due to the sale of Cypress Creek in March 1996.

The Company recorded a loss on the disposition of mortgage notes and investment, net, of approximately $232,000 in connection with the March 1996 disposition of three mortgage notes and an investment due from affiliated limited partnerships. During the three month period ended September 30, 1996, the Company wrote-off an additional $57,000 related to these limited partnerships. During 1996, the limited partnerships were liquidated.

Interest on mortgage payables and other borrowings decreased for the nine and three month periods ended September 30, 1996 as compared to the same periods in 1995 primarily due to a reduction in borrowings and the prime rate of interest.

Employee compensation and benefits increased for the nine and three month periods ended September 30, 1996 as compared to the same periods in 1995 primarily due to an increase in salary levels.

General and administrative, net, increased for the nine month period ended September 30, 1996 as compared to the same period in 1995 primarily due to an addition of approximately $65,000 to the provision relating to the Kugler litigation. This increase was offset with decreases in professional and consulting fees, trustee fees and audit expenses. General and administrative, net increased for the three month period ended September 30, 1996 as compared to the same period in 1995 primarily due to increased legal fees. This increase was offset in part by decreases in trustee fees and audit expenses

BBC's net income applicable to common shareholders for the nine and three month periods ended September 30, 1996 was $11.4 million and $1.1 million, respectively, compared to net income of $13.7 million and $4.8 million for the nine and three month periods ended September 30, 1995. The Company's equity in BBC's net income for the nine and three month periods ended September 30, 1996 was $5.3 million and $576,000, respectively, compared to its equity in BBC's net income of $7.0 million and $2.4 million for the nine and three month periods ended September 30, 1995, respectively. The Company's ownership in BBC decreased from approximately 46% to 40.84% as of June 30, 1996 upon BBC's issuance of a new class of common stock in March 1996 and issuance of common stock in connection with exercise of employee stock options in June 1996. The Company's ownership in BBC increased to 41.41% of all outstanding BBC common stock at September 30, 1996, upon BBC's repurchase of 160,000 and 112,500 of its Class A and B common stock, respectively. At September 30, 1996, the Company's ownership in BBC Class A and B common stock was approximately 29.5% and 46.1%, respectively.

Financial Condition

BFC's total assets at September 30, 1996 and at December 31, 1995 were $99.3 million and $96.9 million, respectively. The majority of the difference at September 30, 1996 as compared to December 31, 1995 was due to increases in securities available for sale of approximately $7.1 million and investment in BBC of approximately $2.7 million. These increases were offset by decreases in mortgage notes and related receivables, net, of approximately $2.6 million, a decrease in the escrow for redeemed debenture liability of approximately $3.2 million and a decrease in real estate investments of approximately $3.8 million.

Mortgage notes and related receivables, net, decreased due to principal reductions on loans, satisfaction of a loan and the disposition of three mortgage notes due from affiliated limited partnerships resulting from the liquidation of the partnerships.

The decrease in real estate investments was due to the sale of the Cypress Creek property to an unaffiliated third party for approximately $9.7 million.

Securities available for sale increased due to the investment of proceeds received in connection with the sale of the Cypress Creek property in March 1996 and the release of approximately $2.9 million from an escrow account established for the payment of redeemed debentures in connection with the 1991 Exchange litigation settlement.

Mortgages payable and other borrowing decreased due to the satisfaction of loans upon the sale of affiliated limited partnership properties and the satisfaction of a $300,000 working capital loan.

Exchange debentures and deferred interest on the exchange debentures decreased approximately $769,000 and $546,000, respectively, primarily due to a decrease in the amount payable in connection with the settlement of litigation relating to the Exchanges. The decrease in deferred interest on the exchange debentures was offset by an increase of approximately $555,000 in the deferred interest on the Exchange debentures pursuant to their terms.

Investment in BBC increased by $2.7 million due to the equity in earnings of BBC of approximately $5.3 million, the $1.3 million effect of issuance of BBC Class A common stock by BBC to BBC shareholders other than BFC, reduced by the common stock dividends of approximately $0.7 million declared in 1996, the net effect of other BBC capital transactions of approximately $536,000 and the change in BBC's net unrealized appreciation (depreciation) on debt securities available for sale, net of deferred income taxes of approximately $2.6 million.

Liquidity and Capital Resources

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlement of these lawsuits occurred during 1994. A description of these settlements is contained in the Company's 1995 Annual Report.

In connection with the above settlements, the Company deposited $20.8 million into settlement escrow accounts, with another deposit of approximately $4.6 million funded in October 1996 and $5.1 million required in March 1997. In 1996, based upon claims made and paid pursuant to the settlements of the 1991 Exchange litigation and the Meador 1989 Exchange litigation, a net gain of approximately $755,000 was recognized for the nine months ended September 30, 1996 relating to Class Members No Longer Owning Debentures (as defined) and Class Members that did not make a claim within the period required by the terms of the settlement relating to the Meador litigation. Although amounts for the required payments have been escrowed, payments were not being made pursuant to the Purcell 1989 Exchange Litigation settlement because of an appeal of the settlement by the American Broadcasting Company and William H. Wilson ("ABC"). The ABC appeal has now been resolved and payments will commence as soon as matters relating to the class attorneys' legal fees are ruled on by the Court. (See Item 3 Legal Proceedings in the Company's 1995 Annual Report.) At September 30, 1996, the redeemed debenture liability for the 1989 and 1991 Exchange litigation settlements was approximately $13.8 million and $2.1 million, respectively.

Additionally, in May 1995, an entity controlled by the Company contracted to acquire the Regency Golf and Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency") for $14.5 million and placed a $500,000 deposit in connection therewith. The Regency is an existing rental apartment complex having 288 apartment suites. The acquisition was expected to close during 1996, however, there currently exists disagreements with the owner which has resulted in litigation. The entity controlled by the Company has sued the owner for specific performance and damages under the contract. If the litigation is resolved in favor of the entity controlled by the Company, it is anticipated that the property will be acquired and that the Company would seek other partners in connection with the acquisition. If the litigation is resolved in favor of the seller, it is anticipated that the contract would be canceled and the entity controlled by the Company might not receive a return of its deposit.


In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana (See Item 3. "Litigation ", Short vs. Eden United, Inc., et. al. in the Company's 1995 Annual Report), on February 25, 1994, the lower court on remand awarded plaintiff a judgment totaling approximately $4.5 million, including interest. The Company appealed the trial court's order and posted an appeal bond which was collateralized by approximately $4.8 million of marketable securities. In July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow pre-judgment interest, set the date for computation of post-judgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award will be remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short filed for a hearing before the Indiana Supreme Court but his petition was denied. Based upon the ruling, preliminary computations by the Company indicate that the total loss to the Company would be approximately $500,000. The appeal bond in this matter has been reduced by the Court to $800,000 and the $4.8 million of collateral was released.

In  connection  with  certain  litigation  relating  to an  action  filed  by an individual investor against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including two partnerships that the Company acquired the assets and liabilities of in the 1991 Exchange transaction, (the "Predecessor Partnerships") interests in which were sold by the individual and corporate broker defendants, (See Item 3. "Litigation", Kugler, et.al. v. I.R.E. Real Estate Income Fund, et.al. in the Company's 1995 Annual Report) in April 1996 the Court entered summary judgment against the Predecessor Partnerships. As a result of the summary judgment, the Company will be required to pay approximately $2.0 million representing investments in predecessor partnerships plus interest at 10% from date of investment less any amounts received. The method of computation of interest on the rescission amount is being contested by the parties. $3.7 million was placed in an escrow account on October 22, 1996 to fund amounts which might be due in this matter.

A substantial portion of the funds currently required in connection with the liabilities associated with the litigation described above have already been provided. Other funds required, in addition to those currently available, may come from operations, borrowings against BBC stock, BBC dividends, or sale and/or refinancing of real estate and mortgages owned.

As a result of the Exchange litigation settlements, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which settlements were reached ("Holders in Due Course"), or debentures held by persons that opted out of the litigation. Pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment would include, among other items, the upcoming payments due on the Meador Litigation, required payments relating to the Kugler Litigation, the ability to identify which debentures are held by Holders in Due Course and current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures. The Company believes it has sufficient current liquidity to meet its normal operating expenses, but it is not anticipated that it will make current payments of interest on the Exchange debentures until such time as the identity of holders due interest has been determined with reasonable certainty.

As previously indicated, the Company holds approximately 41.41% of all BBC's outstanding common stock. BBC's primary sources of funds during the first nine months of 1996 were the issuance of the Class A Common Stock, 6 3/4% Debentures and dividends from its wholly owned subsidiary BankAtlantic, A Federal Savings Bank ("BankAtlantic"). Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income.

BBC's primary use of funds during the nine months of 1996 was to contribute $49 million of capital to BankAtlantic, payment of cash dividends to common stockholders and interest expense on its outstanding debentures. It is anticipated that funds for payment by BBC of these amounts will be obtained from BankAtlantic. The ultimate repayment by BBC of its outstanding Debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. BBC has indicated that it currently anticipates that it will pay regular quarterly cash dividends on its common stock. Funds for dividend payments and interest expense on the Debentures are in part dependent upon BankAtlantic's ability to pay dividends to BBC. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment by BBC of dividends to its shareholders, including the Company.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" located in Fort Lauderdale, Florida. In March 1996, Cypress Creek was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately
$3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller
60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. Additionally, in May 1995, an entity controlled by the Company contracted to acquire the Regency Golf and Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency") for $14.5 million. The Regency is an existing rental apartment complex having 288 apartment suites. The acquisition was expected to close during 1996, however, there currently exists disagreements with the seller which has resulted in litigation. If the litigation is resolved in favor of the entity controlled by the Company, it is anticipated that the property will be acquired and that the Company would seek other partners in connection with the acquisition. If the litigation is resolved in favor of the seller, it is anticipated that the contract would be canceled and the entity controlled by the Company would receive a return of its deposit.

Cash Flows

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                                 Nine months ended
                                                   September 30,
                                                   -------------
Net cash provided (used) by:                     1996     1995
                                                 ----     ----
  Operating activities                         $  (153)  (1,375)
  Investing activities                           5,113      833
  Financing activities                          (1,931)     257
                                                ------   ------
    Increase (decrease) in cash                $ 3,029     (285)
                                                ======   ======

The changes in cash flow used or provided in operating activities are affected by the changes in operations which are discussed elsewhere herein, and by certain other adjustments. These adjustments include additions to operating cash flows for non-operating charges such as depreciation and loss on disposition of mortgage notes and investment, net. Cash flow from operating activities is also adjusted to reflect the use or the providing of cash for increases and decreases, respectively, in operating assets, decreases or increases, respectively of operating liabilities, and increases in exchange debentures deferred interest. Accordingly, the changes in cash flow from operating activities in the periods indicated above has been impacted not only by the changes in operations during the periods but also by these other adjustments.

The primary sources of funds to the Company, for the nine months ended September 30, 1996 were proceeds from the sale of real estate investments, principal reduction on loans, proceeds from redemption and maturities of securities available for sale, proceeds received from litigation settlement, revenues from property operations, release of funds from an escrow account established for redeemed debentures and dividends from BBC. These funds were primarily utilized for reduction of mortgage payables and other borrowings, purchase of securities available for sale, operating expenses and capital improvements at the Company's properties and general and administrative expenses.

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the
Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana (See Item 3. "Litigation ", Short vs. Eden United, Inc., et. al. in the Company's 1995 Annual Report), on February 25, 1994, the lower court on remand awarded plaintiff a judgment totaling approximately $4.5 million, including interest. The Company appealed the trial court's order and posted an appeal bond which was collateralized by approximately $4.8 million of marketable securities. In July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow pre-judgment interest, set the date for computation of post-judgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award will be remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short filed for a hearing before the Indiana Supreme Court but his petition was denied. Based upon the ruling, preliminary computations by the Company indicate that the total loss to the Company would be approximately $500,000. The appeal bond in this matter has been reduced by the Court to $800,000 and the $4.8 million of collateral was released.

Kugler, et al., v I.R.E. Real Estate Income Fund, et al. In the Appellate Court of Illinois, First District, and related cases, App. No 90-107. In connection with certain litigation relating to an action filed by an individual investor against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including two partnerships that the Company acquired the assets and liabilities of in the 1991 Exchange transaction, (the "Predecessor Partnerships") interests in which were sold by the individual and corporate broker defendants, (See Item 3. "Litigation", Kugler, et.al. v. I.R.E. Real Estate Income Fund, et.al. in the Company's 1995 Annual Report) in April 1996 the Court entered summary judgment against the Predecessor Partnerships. As a result of the summary judgment, the Company will be required to pay approximately $2.0 million representing investments in predecessor partnerships plus interest at 10% from date of investment less any amounts received. The method of computation of interest on the rescission amount is being contested by the parties. $3.7 million was placed in an escrow account on October 22, 1996 to fund amounts which might be due in this matter.

Item 2 through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibit 27 - Financial Data Schedule

  b) No report on Form 8-K was filed during the quarter ended September 30, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BFC Financial Corporation



Date:  November 8, 1996          By:   /s/  Glen R. Gilbert
                                     ----------------------
                                     Glen R. Gilbert, Senior Vice President
                                       and Chief Financial Officer