Form 10-K
period 1996-12-31
BFC FINANCIAL CORP
filed 1997-03-26
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1996

                             Commission File Number
                                     0-9811

                            BFC FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                                     Florida
                     ---------------------------------------
                             (State of Organization)

                                   59-2022148
                    ----------------------------------------
                      (IRS Employer Identification Number)

                            1750 E. Sunrise Boulevard
                             Ft. Lauderdale, Florida
                     ---------------------------------------
                     (Address of Principal Executive Office)

                                      33304
                     ---------------------------------------
                                   (Zip Code)

                                 (954) 760-5200
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                           Common Stock $.01 par Value
                  -------------------------------------------
                                (Title of Class)

                                      None
                   -------------------------------------------
                     (Name of Exchange on Which Registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendments to this form 10-K.
                                                                           [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant:
                       As of March 21, 1997 - $12,127,621

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Common stock of $.01 par value, 2,327,682 shares outstanding.

       Documents Incorporated by Reference in Part IV of this Form 10-K:

Proxy Statement - Prospectus dated June 20, 1980; Annual Report on Form 10-K for the year ended December 31, 1987 of BFC Financial Corporation; Annual Report on Form 10-K for the year ended December 31, 1996 of BankAtlantic Bancorp, Inc.

                                     PART I


Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there is no assurance that the forward-looking information contained in this report will, in fact prove correct or occur


ITEM 1. BUSINESS

General Description of Business

BFC Financial Corporation and its subsidiaries are collectively identified herein as the "Registrant", "BFC" or the "Company". BFC Financial Corporation is a savings bank holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC owns 100% of the capital stock of BankAtlantic, A Federal Savings Bank ("BankAtlantic"). In February 1996, shareholders of BBC approved a proposal to create a new class of non-voting common stock designated as Class A Common Stock. BBC's existing common stock was redesignated Class B Common Stock. At December 31, 1996, the Company's ownership in BBC Class A and B common stock was approximately 35.1% and 46.2%, respectively, in the aggregate representing 41.5% of all of BBC's outstanding common stock.

The Company acquired control of BankAtlantic in 1987 for a total investment of approximately $43 million. During the period 1987 through June 1993, BFC increased its ownership in BankAtlantic and BankAtlantic was consolidated in the Company's financial statements from October 1987 through November 1993. During November 1993, a public offering of 5,053,711 million shares of BankAtlantic common stock at a price of $5.53 per common share was consummated. Of the shares sold, 3,417,969 shares were sold by BFC Financial Corporation. Net proceeds to BFC Financial Corporation from the sale amounted to approximately $17.7 million. Upon the sale of the BankAtlantic shares, BFC Financial Corporation's ownership of BankAtlantic decreased from 77.83% to 48.17%. With the Company's ownership position less than 50%, BankAtlantic was no longer consolidated in the Company's financial statements. BankAtlantic represented approximately 97% of the
Company's consolidated assets when it was consolidated with the Company. Now, based on the equity method of accounting for the Company's investment in BBC, the investment represents approximately 60% of the Company's consolidated assets. Where appropriate, amounts throughout this report of all BBC share and per share amounts have been adjusted for the May 1993 15% stock dividend, the June 1995, January 1996, July 1996 and February 1997 five for four common share stock splits effected in the form of 25% stock dividends.

BankAtlantic is headquartered in Ft. Lauderdale, Florida and provides a full range of commercial banking products and related financial services directly and through subsidiary corporations. BankAtlantic operates through 56 branch offices located primarily in Dade, Broward and Palm Beach Counties in South Florida. As reported by an independent statistical reporting service, BankAtlantic is currently the largest savings bank headquartered in the State of Florida based on deposits at September 30, 1996, the most recent date utilized by the reporting service. BankAtlantic is the second largest financial institution headquartered in the State of Florida based on deposits at September 30, 1996. BankAtlantic is regulated and examined by the OTS and the Federal Deposit Insurance Corporation ("FDIC") and its deposit accounts are insured up to applicable limits by the FDIC.

In addition to its investment in BBC, the Company owns and manages real estate. Since its inception in 1980, and prior to the acquisition of control of BankAtlantic, the Company's primary business was the organization, sale and management of real estate investment programs. A subsidiary of the Company serves as the corporate general partner of a public limited partnership which files periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years. Effective as of December 31, 1987, the Company ceased the organization and sale of new real estate investment programs, but continues to manage the real estate assets owned by its existing program as well as real estate and mortgages held by the Company.

During 1989, the Company exchanged (the "1989 Exchange") approximately $30 million of its subordinated unsecured debentures for all of the assets and liabilities of three affiliated limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. - Series 23 and I.R.E. Real Estate Fund, Ltd. - Series 24. The major assets and liabilities of these partnerships consisted principally of fourteen commercial real estate properties and related non-recourse mortgage debt. During 1991, the Company exchanged (the "1991 Exchange") approximately $15.4 million of its subordinated unsecured debentures for all of the assets and liabilities of three affiliated limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 27 and I.R.E. Real Estate Income Fund, Ltd. The major assets and liabilities of these partnerships consisted principally of eight commercial real estate properties and related non-recourse mortgage debt. Of the properties acquired, one property plus a 50% interest in another property is still owned by the Company at December 31, 1996.

Numerous class action lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchanges. All of these lawsuits have now been settled. In connection with the settlements, the Company deposited $25.5 million through December 31, 1996 along with an additional $5.1 million in March 1997 into escrow accounts. Payments have been made and are currently being made to class members under these settlements. At December 31, 1996 and March 15, 1997, approximately $10.5 million and $15.0 million, respectively, remained in the escrow accounts. As discussed above, BFC sold 3,417,969 BBC shares in November 1993. The proceeds from such sale provided BFC with the cash resources required by these settlements.

As indicated above, during 1987, the Company acquired a controlling interest in BankAtlantic and became a savings bank holding company. Although the Company's current ownership in BBC is less than 50%, the Company's principal business is still the ownership of the savings bank through BBC. A description of BBC and BankAtlantic is incorporated herein by reference to the Annual Report on Form 10-K of BBC for the year ended December 31, 1996.

Holding Company Regulation

As the holder of approximately 41.5% of all of BBC's outstanding Common Stock, BFC is a non-diversified savings and loan holding company within the meaning of the National Housing Act of 1934, as amended. As such, BFC is registered with and is subject to examination and supervision by the OTS as well as subject to certain reporting requirements. As an FDIC-insured subsidiary of a savings bank holding company, BankAtlantic is subject to certain restrictions in dealing with BFC and with persons affiliated with BFC. BBC has been considering converting BankAtlantic's charter to that of a commercial bank. BBC is not presently pursuing a conversion of BankAtlantic's charter since it is awaiting the outcome of legislative proposals relating to the possible consolidation of bank and thrift charters. If BBC does convert, BFC may be required to discontinue all real estate related activities.

Restrictions on BBC's Ability to Pay Dividends to the Company

Prior to 1993, BankAtlantic did not pay any regular dividend on its common stock. Since August 1993, BankAtlantic has paid a regular quarterly dividend to its common stockholders. Subject to the results of operations and regulatory capital requirements, management of BBC has indicated that it will seek to declare regular quarterly cash dividends on its common stock. BBC or its predecessor declared a 15% stock dividend in May 1993 and five for four stock splits effected in the form of 25% stock dividends in June 1995 and January 1996. In February 1996, shareholders of BBC approved a proposal to create a new class of non-voting common stock designated as Class A Common Stock. BBC's existing common stock was redesignated Class B Common Stock. Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. BBC also declared five for four common share stock splits effected in the form of 25% stock dividends payable in Class A shares to all shareholders of both classes of common stock in February 1997 paid in March 1997, and July 1996 paid in August 1996.

During 1996, BBC issued $57.5 million of 6 3/4% convertible debentures due July 1, 2006 ("6 3/4% Debentures"). The 6 3/4 % Debentures are convertible into Class A common stock at an exercise price of $10.24 per share. Also during 1996, BBC issued approximately 2.1 million Class A common stock in an underwritten public offering at $9.60 per share. BBC contributed approximately $54.0 million of the above proceeds to BankAtlantic, repurchased approximately $3.3 million of BBC common stock, invested $3.9 million in marketable securities to cover two semi-annual interest payments in accordance with the related indenture agreement and the balance of net proceeds are available for general corporate purposes. During 1995, BBC issued $21.0 million of 9% subordinated debentures (the "9% Debentures") due in October 2005. The proceeds to the offering were utilized as follows: $6.0 million was contributed to the capital of BankAtlantic, $2.9 million was utilized to repay a note payable, $8.4 million was used to redeem all of the outstanding shares of the Company's non-cumulative preferred stock and in accordance with the terms of the underlying indenture, $1.9 million was invested in marketable securities to cover two semi-annual interest payments. Presently, BBC has no significant operations other than those related to its ownership of BankAtlantic and does not require funds other than to pay certain operating expenses and interest expense on its outstanding debentures. It is anticipated that funds for payment of these expenses will be obtained from BankAtlantic. No dividend payments may be made in the event that payments are not made on BBC's outstanding debentures and in the event that BBC Capital Trust issues the preferred securities (See "Liquidity and Capital Resources"), the subordinated debentures issued to BBC Capital. Additionally, the ultimate repayment by BBC of its outstanding debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC.

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

A "well capitalized" institution must have risk-based capital of 10% or more, core capital of 5% or more and Tier 1 risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level or a specific capital measure. An institution will be categorized as: "adequately capitalized" if it has total risk-based capital of 8% or more, Tier 1 risk-based capital of 4% or more and core capital of 4% or more; "undercapitalized" if it has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4% or core capital of less than 4%; "significantly undercapitalized" if it has total risk-based capital of less than 6%, Tier 1 risk-based capital of less than 3% or core capital of less than 3%; and "critically undercapitalized" if it has tangible capital of less than 2%. Any savings institution that fails its regulatory capital requirement is subject to enforcement action by the OTS and FDIC. At December 31, 1996, BankAtlantic met the capital requirements of a "well capitalized" institution as defined above.

Savings institutions must provide the OTS with at least 30 days written notice before making any capital distribution. All capital distributions are subject to the OTS' right to object to a distribution on safety and soundness grounds. While proposed regulations would eliminate the notice requirement for certain institutions, the proposal would not apply to BankAtlantic because it is owned by a holding company.

Real Estate and Other Activities

As discussed in "General Description of Business", the Company prior to its investment in BankAtlantic had been primarily engaged in the real estate business. From 1981 through 1987, eleven public real estate partnerships were formed for which the Company provided property management for fees, and administrative and accounting services for cost reimbursements. As discussed above, in March 1989, February 1991 and June 1991, the assets and liabilities of six partnerships were exchanged for subordinated debentures of the Company. The Company has liquidated significantly all of the assets acquired in the Exchanges. Four other partnerships have been liquidated.

In addition to its investment in BBC and unrelated to the public limited partnership programs and its property management activities, the Company holds mortgage notes receivable of approximately $2.2 million which were received in connection with the sale of properties previously owned by the Company.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. The property is currently being marketed for sale and serves as partial collateral for an $8.08 million loan to the Company from an unaffiliated lender. Additionally, in May 1995, an entity controlled by the Company contracted to acquire the Regency Golf and Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency"). The acquisition was expected to close during 1996, however, because of disagreements with the owner the contract was canceled and the entity controlled by the Company received a return of its deposit in February 1997.

During 1996, the Company agreed to sell, effective October 1, 1996, a 50% interest in a property acquired in the 1989 Exchange. When the transaction is completed, the remaining 50% interest in the property will be accounted for as a real estate joint venture. Because of the Company's continuing involvement in the 50% of the property sold, a gain on sale of approximately $0.6 million will be deferred and is reducing the Company's carrying value reflected above.

Federal and State Taxation

The State of Florida imposes a corporate income tax at the rate of 5.5% on taxable income as determined for Florida income tax purposes. Taxable income for this purpose is based on federal taxable income in excess of $5,000 as adjusted by certain items.

Employees

At December 31, 1996, BFC Financial Corporation employed 7 full-time and 2 part-time employees. Management believes that its relations with its employees are satisfactory. The employee benefits offered by the Company are considered by management to be generally competitive with employee benefits provided by other major employers in Florida. The Company's employees are not represented by any collective bargaining group.

ITEM 2.  Properties

BFC maintains its offices in approximately 1,500 square feet located in a building owned by BankAtlantic. The space is leased on terms no less favorable than that which management believes could be obtained from an independent third party.

The properties listed below are not utilized by the Company but are held by the Company as investments. All are zoned for their current uses. Lease terms do not include options.

     A  parcel  of  land  located  in  Springfield,   Massachusetts   containing
     approximately  4.4 acres  subject to an estate for years  expiring  in July
     2006.

     A parcel of land located in Aurora, Illinois containing approximately 4.4 acres subject to an estate for years expiring in July 2006.

     A parcel of land located in Fort Lauderdale, Florida, referred to herein as the Centerport property, containing approximately 60.1 acres

     A shopping center known as the Burlington Manufacturers Outlet Center located in Burlington, North Carolina containing approximately 280,265 leaseable square feet.

     A 50% interest in an industrial park known as Delray Industrial Park located in Delray Beach, Florida containing approximately 134,237 leaseable square feet.

     A parcel of land located in Birmingham,  Alabama  containing  approximately
     12.7 acres. This parcel was subsequently sold in February 1997.

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

In June 1994, the parties entered into an agreement to settle this action pursuant to which BFC agreed to pay approximately fifty-six percent (56%) of the face amount of the outstanding debentures held by class members and the debentures will be canceled pursuant to the procedures outlined in the agreement. Following an appeal in this matter, in January 1997, the Company commenced payments to class members under the settlement.

Alan B. Levan and BFC Financial Corporation v. Capital Cities/ABC, Inc. and William H. Wilson, in the United States District Court for the Southern District of Florida, Case No. 92-325-Civ-Atkins. On November 29, 1991, The ABC television program 20/20 broadcast a story about Alan B. Levan and BFC which purportedly depicted some securities transactions in which they were involved. The story contained numerous false and defamatory statements about the Company and Mr. Levan and, February 7, 1992, a defamation lawsuit was filed on behalf of the Company and Mr. Levan against Capital Cities/ABC, Inc. and William H. Wilson, the producer of the broadcast. In December 1996, a jury found in favor of the Company and Mr. Levan and awarded a compensatory judgment of $1.25 million to the Company and $8.75 million to Mr. Levan. Capital Cities/ABC, Inc. and William
H. Wilson have filed a motion for a rehearing in this matter. That motion is currently pending.

Mark Gallegos, et. al., (formerly Cheryl and Wayne Hubbell, et al.) vs. I.R.E. Advisors Series 26, Corp. et al., in the California Superior Court in Los Angeles, California, Case No. BC049913. This action was filed as a class action during March 1992 on behalf of all purchasers of I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 26, I.R.E. Real Estate Fund, Ltd. - Series 27, I.R.E. Real Estate Growth Fund, Ltd. - Series 28 and I.R.E. Real Estate Income Fund, Ltd. against the managing and individual general partners of the above named partnerships and the officers and directors of those entities. The plaintiffs alleged that the offering materials distributed in connection with the promotions of these limited partnerships contained misrepresentations of material fact and that the defendants misrepresented and concealed material facts from the plaintiffs during the time the partnerships were in existence. The complaint asserts two causes of action for fraud, one of which is based on a claim for intentional misrepresentation and concealment and one of which is based on a claim of negligent misrepresentation. The complaint also contains a claim for breach of fiduciary duty. The complaint seeks unspecified compensatory and punitive damages, attorneys' fees and costs. Plaintiffs filed a third amended complaint which defendants answered in April 1993. In May 1993, a motion to dismiss was filed by the plaintiffs to dismiss all claims relating to I.R.E. Real Estate Fund, Ltd.-Series 25, I.R.E. Real Estate Fund, Ltd.-Series 27 and I.R.E. Real Estate Income Fund, Ltd., whether exchange related or not, only leaving claims against I.R.E. Real Estate Fund, Ltd. - Series 26 and I.R.E. Growth Fund, Ltd. - Series 28. This motion was approved by the Court in September 1994.

Kugler, et.al., (formerly Martha Hess, et. al.), v. I.R.E. Real Estate Income Fund, et al. In the Appellate Court of Illinois, First District, and related cases, App. No. 90-107. On or about May 20, 1988, an individual investor filed the above referenced action against two individual defendants, who allegedly sold securities without being registered as securities brokers in Illinois, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including two partnerships that the Company acquired the assets and liabilities of in the 1991 Exchange transaction, (the "predecessor partnerships") interests in which were sold by the individual and corporate broker defendants. Plaintiff alleged that the sale of limited partnership interests in the predecessor partnerships (among other affiliated and unaffiliated partnerships) by persons and corporations not registered as securities brokers under the Illinois Securities Act constitutes a violation of such Act, and that the Plaintiff, and all others who purchased securities through the individual or corporate defendants, should be permitted to rescind their purchases and recover their principal plus 10% interest per year, less any amounts received. The predecessor partnerships' securities were properly registered in Illinois and the basis of the action related solely to the alleged failure of the Broker Dealer to be properly registered. In October 1996, approximately $3.7 million was placed in escrow to rescind sales and in March 1997, approximately $1.0 million was placed in escrow for attorneys' fees. Final settlement of this matter is subject to notice to class members and approval of the Courts.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In January, 1982, an individual filed suit against a subsidiary of the Company, Eden United, Inc. ("Eden"), seeking return of an earnest money deposit held by an escrow agent and liquidated damages in the amount of $85,000 as a result of the failure to close the purchase and sale of an apartment complex in Indianapolis, Indiana and unspecified damages based on fraud and interference with contract. Eden was to have purchased the apartment complex from a third party and then immediately resell it to plaintiff. The third party was named as a co-defendant and such third party also filed a cross claim against Eden, seeking to recover the earnest money deposit. After trial, subsequent appeals and hearings on remand, in July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow prejudgment interest, set the date for computation of postjudgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award was remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short filed for a hearing before the Indiana Supreme Court and in March 1996 such hearing was denied. Based upon the ruling, preliminary computations by the Company indicate that the total loss to the Company could be approximately $500,000 not the $4.5 million dollars previously established as a provision in connection with this litigation. Both parties have filed suggested Forms of Entry of Judgment on Remand with the trial court, but the trial court has yet to decide which, if any, of the versions it will utilize, therefore, the amount of the final judgment in this case can still not be determined. The appeal bond in this matter has been reduced by the Court to $800,000. At December 31, 1996, the Company had an accrual of approximately $3 million included in other liabilities with respect to this matter. Such accrual will not be adjusted until such time as a final judgment is issued and all rights of appeal have expired.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

INCORPORATION BY REFERENCE

Part I - Items 1 through 3 pertaining to BFC's significant subsidiary, BBC is incorporated herein by reference to the annual report on Form 10-K of BankAtlantic Bancorp, Inc. for the fiscal year end December 31, 1996.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) The following table sets forth, for the periods indicated, the high bid and low offer prices on the NASD OTC Bulletin Board of Registrant's common stock, as reported to the Registrant by the National Quotation Bureau. The Company's stock trades on the NASD OTC Bulletin Board under the symbol BFCFC.

Year:                                     High              Low
        Quarter                            Bid             Offer
        -------                            ---             -----
1995:
        1st Quarter                      5.06              3.25
        2nd Quarter                      6.63              4.63
        3rd Quarter                      11.25             6.00
        4th Quarter                      9.00              6.50

1996:
        1st Quarter                      7.75              6.25
        2nd Quarter                      9.25              7.75
        3rd Quarter                      14.00             8.00
        4th Quarter                      14.75             11.50

b) The approximate number of shareholders of record of common stock as of March 21, 1997 was 1,100.

c)   No dividends have been paid by Registrant since its inception.

d) On December 27, 1996, the last sale price of the Company's common stock as reported to the Registrant by the National Quotation Bureau was $12.63 per share.

On January 10, 1997, the Board of Directors of BFC Financial Corporation adopted a Shareholder Rights Plan. As part of the Rights Plan, the Company declared a dividend distribution of one preferred stock purchase right (the "Right") for each outstanding share of BFC's common stock to shareholders of record on January 21, 1997. Each Right will become exercisable only upon the occurrence of certain events, including the acquisition of 20% or more of BFC's common stock by persons other than the existing control shareholders (as specified in the Rights Plan), will entitle the holder to purchase either BFC stock or shares in the acquiring entity at half the market price of such shares. The Rights may be redeemed by the Board of Directors at $.01 per Right until the tenth day following the acquisition of 20% or more of BFC's common stock by persons other than the existing shareholders. The Board may also, in its discretion, extend the period for redemption. The Rights will expire on January 10, 2007.

There are no restrictions on the payment of dividends by Registrant except that no dividends may be paid to the holders of any equity securities of the Company while any deferred interest on the Company's Exchange debentures remains unpaid. The Company has deferred the interest payments relating to the debentures issued in both the 1989 Exchange and the 1991 Exchange in an aggregate amount of approximately $2.8 million at December 31, 1996.

As noted in Part I, Item I under "Business - Regulation - Restrictions on BBC's Ability to Pay Dividends to the Company," there are restrictions on the payment of dividends by BankAtlantic to BBC and by BBC to its common shareholders. The source of funds for payment by BBC of dividends to BFC is currently dividend payments received by BBC from BankAtlantic.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                      Selected Consolidated Financial Data
             (In thousands, except for per share data and percents)

                                                                      Years Ended December 31,
                                                --------------------------------------------------------------
                                                1996 (c)      1995 (c)      1994 (c)     1993 (c)         1992
                                                --------      --------      --------     --------         ----
Revenues                                       $ 13,303         3,292       19,249         5,051         142,236
Costs and expenses                               12,971         7,481       24,376        17,118         131,026
Earnings (loss) before income tax
 expense, cumulative effect of
 change in accounting for income
 taxes and extraordinary items                    8,982         4,230        2,913        (1,303)         11,210
Income tax expense (benefit)                      2,924             -       (2,009)            -           9,201
Extraordinary items, net of income
 taxes and minority interest                        853 (e)     3,702  (f)  22,744  (g)     (501)  (h)       548 (d)
Net income (loss)                                 6,911         7,932       27,666        (1,804)          2,557
Income (loss) per common and
 common equivalent shares before
 extraordinary items                               2.63          1.90         2.39         (1.18)           0.78
Net income (loss) per common and
 common equivalent shares                          3.00          3.57        13.45         (1.47)           1.10
Income (loss) per common and
 common equivalent share
 assuming full dilution
 before extraordinary items                        2.61          1.89         2.39         (1.18)           0.78
Net income (loss) per common and
 common equivalent share
 assuming full dilution                            2.98          3.54        13.45         (1.47)           1.10
Ratio of earnings to fixed charges  (h)            1.33          0.26         0.47         (0.30)          (0.09)
Dollar deficiency of earnings to
 fixed charges (h)                                    -         3,370        4,374        11,796          10,126

                                                                           December 31,
                                                --------------------------------------------------------------
                                                1996 (c)      1995 (c)      1994 (c)     1993 (c)         1992
                                                --------      --------      --------     --------         ----
Investment in BankAtlantic
 Bancorp, Inc. ("BBC")                           59,039        52,662       43,768        36,436          42,984
Loans receivable, net                             2,180         5,168        4,904         9,179         566,023
Mortgage-backed securities                            -             -            -             -         486,886
Securities available for sale                     6,819         5,105        5,869        20,373         125,047  (j)
Real estate acquired in
 debenture exchanges, net      (i)               10,383        11,072       11,169        18,315          20,330
Real estate held for development
 and sale, net                                    6,497        10,211        9,912             -               -
Total assets                                     98,841        96,896       91,291        87,495       1,340,465
Customer deposits                                     -             -            -            -        1,108,115
Advances from Federal Home Loan Bank                  -             -            -            -           66,100
Securities sold under agreements to
 repurchase                                           -             -            -            -           21,532
Capital notes and other
 subordinated debentures                              -             -            -            -            7,928
Exchange debentures, net                          2,953         3,810        6,616        35,651          38,996
Mortgages payable and other borrowings           25,498        27,616       26,618        30,367          32,168
Deferred interest on the exchange
 debentures                                       2,806         2,722        3,494        12,049           4,985
Redeemed debenture liability                     16,182        15,964       18,395             -               -
Redeemable common stock                               -             -            -         5,776           5,776
Stockholders' equity (deficit)                   41,462        35,758       26,532        (6,988)         (4,916)
Book value per share excluding
 redeemable common stock                           n/a           n/a           n/a         (4.11)          (2.89)
Book value per share including
 redeemable common stock                          19.74         17.39        12.91         (0.59)           0.42
Return on assets  (a)                             7.0 %         8.5 %       30.8 %         (2.1)%           0.2 %
Return on equity excluding
 redeemable common stock  (a)                       n/a           n/a          n/a        (51.0)%         (30.6)%
Return on equity including
 redeemable common stock  (a)                    17.7 %        26.4 %      327.9 %       (237.1)%         (99.2)%
Equity to assets ratio excluding
 redeemable common stock  (a)                     n/a           n/a          n/a           (5.9)%          (0.6)%
Equity to assets ratio including
 redeemable common stock (a)                     39.4 %        32.3 %        9.4 %          0.9 %          (0.2)%
----------

(a)  Ratios were computed using quarterly averages.
(b)  Since its inception, the Company has not paid any dividends.
(c) Since 1993, BBC is not included in the consolidated amounts as a consequence of the fact that the Company's ownership position in BBC is less than 50%. BBC is now carried on the Company's financial statements using the equity method.
(d) Utilization of state net operating loss carryforward, net of minority interest of $208,000.
(e) Gain on settlements of 1991 and 1989 Exchanges litigation, net of applicable income taxes of approximately $611,000.
(f) Gain from extinguishment of debt of approximately $460,000, net of income taxes and gain on settlements of Exchange litigation of approximately $3.2 million, net of income taxes.
(g) Gain on settlements of 1991 and 1989 Exchanges litigation, net of applicable income taxes of approximately $214,000.
(h)  Cumulative effect of change in accounting for income taxes
(i) Real estate acquired in debenture exchange, net represents the properties acquired in the 1989 and 1991 Exchange.
(j) 1992 excludes Federal Home Loan Bank stock. Includes interest-bearing deposits in other banks, and securities purchased under agreement to resell.

ITEM 7. BFC FINANCIAL CORPORATION'S MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General - BFC Financial Corporation ("BFC" or "the Company") became a savings bank holding company during 1987 by acquiring a controlling interest in BankAtlantic, A Federal Savings Bank ("BankAtlantic"). On July 13, 1994 BankAtlantic consummated a reorganization into a holding company structure and BankAtlantic Bancorp, Inc. ("BBC") became a unitary savings bank holding company. The reorganization resulted in BankAtlantic becoming a wholly-owned subsidiary of BBC and in BFC becoming a shareholder of BBC on the same proportionate basis as the Company's prior ownership in BankAtlantic. Any reference to BBC contained herein for periods prior to the July reorganization would relate to BankAtlantic. At December 31, 1996, the Company owned approximately 41.5% of all of the outstanding common stock of BBC. The Company's ownership interest in BBC has been recorded by the purchase method of accounting. Where appropriate, amounts throughout this report of all BBC share and per share amounts have been adjusted for the May 1993 15% stock dividend, the June 1995, January 1996, July 1996 and February 1997 five for four common share stock splits effected in the form of 25% stock dividends. In November
1993,  BFC Financial  Corporation's  ownership of  BankAtlantic  decreased  from
77.83% to 48.17%, upon the sale of BankAtlantic shares. Since 1993, with the Company's ownership position less than 50%, BankAtlantic was no longer consolidated in the Company's financial statements. Based on the equity method of accounting, the Company's investment in BBC represents approximately 60% of the Company's consolidated assets. In February 1996, shareholders of BBC approved a proposal to create a new class of non-voting common stock designated as Class A Common Stock. BBC's existing common stock was redesignated Class B Common Stock. Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. At December 31, 1996, the Company's ownership in the outstanding BBC Class A and B common stock was approximately 35.1% and 46.2%, respectively. For information relating to changes affecting BBC, see Management's Discussion and Analysis of Financial Condition and Results of Operations of BBC incorporated herein by reference to BBC's Annual Report on Form 10-K. See note 2 of notes to consolidated financial statements for a discussion of the Company's investment in BBC.

In addition to its investment in BBC, the Company owns and manages real estate. Since its inception in 1980 and prior to the acquisition of control of BankAtlantic in 1987, the Company's primary business was the organization, sale and management of real estate investment programs. Effective as of December 31, 1987, the Company ceased the organization and sale of new real estate investment programs, but continues to own and manage real estate assets. At December 31, 1996, a subsidiary of the Company serves as the corporate general partner of one public limited partnership which files periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Other subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years.

Results of Operations

Net income for the year ended December 31, 1996 was approximately $6.9 million compared to net income of approximately $7.9 million and $27.7 million in 1995 and 1994, respectively. Operations for 1996 included extraordinary items of $853,000, net of income taxes, relating to a change in the estimate of the amount of the settlement liability on the Exchange litigation. Operations for 1995 included extraordinary items of $3.2 million, net of income taxes, attributable to an adjustment related to the settlements of the 1989 and 1991 Exchange litigation and a gain of approximately $460,000, net of income taxes, from extinguishment of debt. Operations for 1994 included an extraordinary item of approximately $22.7 million attributable to the gain on the settlements of litigation relating to the 1989 and 1991 Exchanges.

Equity in earnings of BBC for the year ended December 31, 1996, 1995 and 1994 was approximately $8.7 million, $8.4 million and $8.0 million, respectively. Exclusive of the Company's ownership of BBC, the Company and its other subsidiaries generated a net loss in 1996 of approximately $1.7 million, a net loss in 1995 of approximately $487,000 and a net income in 1994 of approximately $19.6 million. As indicated above the 1996, 1995 and 1994 operations included extraordinary gains on the settlement of litigation relating to the 1989 and 1991 Exchanges, net of income taxes, of approximately $853,000, $3.2 million and $22.7 million, respectively. The 1995 operations also included a extraordinary net gain of approximately $460,000 on extinguishment of debt, net of income taxes. The 1996, 1995 and 1994 operations included a net gain on the sale of real estate of approximately $3.3 million, $206,000 and $2.8 million, respectively. The 1996 revenues included a net gain of approximately $211,000 associated with the settlement of litigation related to the cleanup of contamination on a property formerly owned by the Company and an adjustment to the provision associated with the Kugler litigation of approximately $292,000. (See Item 3. "Legal Proceedings" Kugler, et al., v I.R.E. Real Estate Income Fund, et al.) The 1994 revenues included $2.5 million from insurance proceeds associated with the reimbursement of expenses incurred by the Company in connection with the litigation related to the 1989 and 1991 Exchanges. Such expenses were incurred and expensed by the Company in prior years. Approximately $1.2 million, $2.0 million and $5.8 million of 1996, 1995 and 1994 operations, respectively, related to interest expense on the debentures issued in the 1989 and 1991 Exchanges. The 1996 operations included a loss on disposition of mortgage notes and investment, net of approximately $474,000 due from affiliated limited partnerships. Approximately $531,000 of 1994 operations related to provisions for loss on real estate acquired in the 1991 Exchange. Operations in 1995 and 1994 included provisions for loss on loans receivables of approximately $335,000 and $624,000, respectively. Approximately $2.2 million of 1994 operations related to a provision arising in connection with court decisions in the Kugler litigation.

Revenues - The following table shows the components of revenues and the changes between the years (in thousands):

                                                            Increase (decrease)
                                 1996     1995     1994    1996/1995  1995/1994
                                 -----   -----    -----   ----------  ---------

 Interest on mortgage notes
   and related receivables     $    613     451     657          162      (206)
 Interest and dividends
   on securities available
   for sale and escrow
   accounts                         694     648     743           46       (95)
 Dividend on redemption
   of BBC preferred stock             -     191       -         (191)      191
 Earnings on real estate
   operations, net                1,303   1,033   1,735          270      (702)
 Sale of real estate              9,700     375  13,250        9,325   (12,875)
 Insurance settlement                 -       -   2,500            -    (2,500)
 Other income, net                  993     594     364          399       230
                                 ------  ------  ------       ------   -------
                               $ 13,303   3,292  19,249       10,011   (15,957)
                                 ======   =====  ======       ======   =======

Interest on mortgage notes and related receivables increased for the year ended December 31, 1996 as compared to 1995 primarily due to proceeds received during the fourth quarter of 1996 of approximately $297,000 for interest due from affiliated limited partnerships. This interest was not accrued in prior years. The increase in interest on mortgage notes and related receivables was offset in 1996 as compared to 1995 and 1994 periods, primarily due to reductions in the amount of mortgage note receivables from affiliated limited partnerships held by the Company.

Interest and dividends on other securities available for sale and escrow accounts increased during the year ended December 31, 1996 compared to the same period in 1995 primarily due to increases in investable funds. Such increase was partially offset with decreases in yields on securities available for sale and decreases in the yield and average balance of escrow accounts established in connection with the settlement of litigation. Interest and dividends on other securities available for sale and escrow accounts decreased for the year ended December 31, 1995 as compared with the same period in 1994 primarily due to decreases in investable funds and escrow funds related with the settlement of litigation.

In October 1995, BankAtlantic redeemed all of its preferred stock at $25.00 per share. BFC's aggregate purchase price relating to its ownership of the preferred stock was approximately $143,000 and all such preferred stock was redeemed for approximately $334,000. Therefore, BFC reported a gain on redemption of BBC preferred stock of approximately $191,000.

Earnings on real estate operations include earnings from the 1989 and 1991 Exchange properties, properties acquired in 1994 by subsidiaries of BFC and deferred profit recognition on sales of real estate by the Company and its subsidiaries other than BBC (excluding the 1989 and 1991 Exchange properties). The 1996 increase in earnings on real estate operations, net as compared to the 1995 period was primarily due to an increase in occupancy and an increase in tenant reimbursements for common area maintenance and insurance at a property acquired in connection with the 1991 Exchange. The 1995 decline in earnings on real estate operations, net, as compared to the 1994 period was primarily due to the sale and disposition of properties in 1994.

In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" located in Fort Lauderdale, Florida. In March 1996, Cypress Creek was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a net gain of approximately $3.3 million. In April 1995, the Company sold a property located in Galesburg, Illinois for approximately $375,000 and the Company reported a net gain of approximately $206,000. The 1994 gain on sale of real estate, net of approximately $2.8 million was attributable to the gain of approximately $2.7 million on the sale of three properties acquired in the 1991 Exchange and the net gain of approximately $92,000 on the foreclosure of two properties acquired in the 1989 Exchange.

In 1994 an insurance settlement of $2.5 million related to reimbursement by an insuror of expenses incurred by the Company in connection with the litigation related to the 1989 and 1991 Exchanges. Such expenses were incurred and expensed by the Company in prior years.

Other income, net , increased for the year ended December 31, 1996 as compared with the comparable period in 1995 primarily due to a net gain of approximately $211,000 associated with the settlement of litigation related to the cleanup of contamination on a property formerly owned by the Company and an adjustment to the provision associated with the Kugler litigation. (See Item 3. "Legal Proceedings", Kugler, et al., v I.R.E. Real Estate Income Fund, et al.). An additional $142,000 was also recognized when the first mortgage holder on a property formerly owned by the Company allowed the release of funds from an escrow account that was established during the time the Company owned the property. However, during 1995 other income included proceeds received relating to advances due from an affiliate which were written-off in prior years which did not recur in 1996. Other income, net, increased for the year ended December 31, 1995 as compared with the comparable periods in 1994 due to proceeds received during the quarter ended March 31, 1995 from litigation regarding an investment that the Company wrote-off in 1991 and the receipt of amounts from an affiliate which were written-off in prior years.

Costs and Expenses - The following table shows the components of costs and expenses and the changes between the years (in thousands):

                                                            Increase (decrease)
                                   1996   1995   1994       1996/1995  1995/1994
                                   ----   ----   ----       ---------  ---------
 Interest on Exchange
   debentures              $      1,238  1,976   5,777       (738)      (3,801)
 Interest on mortgage
   payables and other
   borrowings                     2,396  2,598   2,499       (202)          99
 Cost of sale of real
   estate                         6,420    169  10,459      6,251      (10,290)
 Provision for loss
   on real estate
   acquired in
   debenture exchange                 -      -     531          -         (531)
 Provision for loan
   losses                             -    335     624       (335)        (289)
 Provision for litigation             -      -   2,200          -       (2,200)
 Loss on disposition of
   mortgage notes and
   investment, net                  474      -       -        474            -
 Expenses related to
   real estate
   investments, net                 154     93       -         61           93
 Employee compensation
   and benefits                   1,153  1,232   1,166        (79)          66
 Occupancy and equipment             44     46      60         (2)         (14)
 General and
   administrative, net            1,092  1,032   1,060         60          (28)
                                -------  ----- -------     ------      -------
                           $     12,971  7,481  24,376      5,490      (16,895)
                                 ======  =====  ======      =====      =======

Interest on Exchange debentures decreased for the year ended December 31, 1996 as compared to the same periods in 1995 and 1994 as a result of the 1991 and 1989 Exchange settlements and decreases in the amounts payable in 1995 and 1996 relating to changes in the settlement liability. This decrease was offset in part by the accrual of interest on the delayed funding of the second half of the 1989 Exchange settlement liability.

Interest on mortgage payables and other borrowings decreased for the year ended December 31, 1996 as compared to the same period in 1995 primarily due to a reduction in borrowings and interest rates. Interest on mortgages payable and other borrowings increased for the year ended December 31, 1995 as compared with the same period in 1994 primarily due to additional borrowings in the fourth quarter of 1994 as a result of the purchase of Cypress Creek and Centerport. This increase was offset in part by the elimination of mortgage debt principally related to the sale or foreclosure of properties acquired in the 1989 and 1991 Exchanges.

During 1994, the Company established a valuation allowance of approximately $531,000 on the 12.73 acres of unimproved land owned by it in Birmingham, Alabama.

In 1995 and 1994 the Company recorded a provision for loss on loan receivables due from affiliated limited partnerships of approximately $335,000 and $624,000, respectively. This loss was based upon management's determination regarding the net carrying value of the loans and the estimated fair value of the underlying loan collateral.

The 1994 provision for litigation of $2.2 million was attributable to an appellate court decision in the Kugler litigation.

During 1996, the Company recorded a loss of approximately $474,000 in connection with the disposition of mortgage notes and investments from five affiliated limited partnerships. During 1996, the limited partnerships were liquidated.

The expenses related to real estate held for development and sale, net represent the Company's prorata share of expenses and revenues, relating to the Centerport property acquired in December 1994 located in Pompano Beach, Florida by an entity controlled by the Company.

Employee compensation and benefits were less for the year ended December 31, 1996 and 1994 as compared to the same period in 1995 primarily due to a bonus payment made in 1995.

General and administrative, net, increased for the year ended December 31, 1996 as compared to the same period in 1995 primarily due to an increase in legal fees This increase was partially offset with decreases in professional and consulting fees, trustee fees and audit expenses.

BBC's net income on common shares for the year ended December 31, 1996, 1995 and 1994 was approximately $19.0 million $16.4 million, $16.0 million, respectively. The Company's equity in BBC's net income for the year ended December 31, 1996, 1995 and 1994 was approximately $8.7 million, $8.4 million and $8.0 million, respectively. The increase in the equity in earnings of BBC was due to an increase in earnings by BBC, partially offset by the Company's decreased ownership of BBC.

In February 1996, shareholders of BBC approved a proposal to create a new class of non-voting common stock designated as Class A Common Stock. BBC's existing common stock was redesignated Class B Common Stock. The Class A Common Stock has no voting rights except as may be required under Florida law. The two classes of common stock generally have the same economic rights, except Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. In March 1996, BBC issued 1.80 million shares of Class A Common Stock in an underwritten public offering at $9.60 per share resulting in a decrease in the Company's ownership of all outstanding BBC common stock from approximately 46% to 41.5%. At June 30, 1996, the Company's ownership in all outstanding BBC's common stock further decreased to 40.8% upon BBC's issuance of Class A common stock in connection with exercise of employee stock options and in April 1996 the underwriter exercised an overallotment option to purchase an additional 252,817 shares of Class A common stock. In August 1996, BBC announced an intention to purchase up to 1.25 million shares of the BBC common stock in the open market. At December 31, 1996, the Company's ownership in all outstanding common stock of BBC increased to 41.5%, upon BBC's repurchase of 228,125 and 112,500 shares of BBC Class A and B common stock, respectively, in the secondary market for $3.3 million. At December 31, 1996, the Company's ownership in BBC Class A and B common stock was approximately 35.1% and 46.2%, respectively.

Financial Condition -BFC's total assets at December 31, 1996, and at December 31, 1995, were $98.8 million and $96.9 million, respectively. The difference at December 31, 1996 as compared to December 31, 1995 was primarily due to increases in (i) securities available for sale (ii) investment in BBC and (iii) escrow for redeemed debenture liability. These increases were offset in part by decreases in (i) mortgage notes and related receivables, net and (ii) real estate held for development and sale, net.

Securities available for sale increased primarily due to investment of proceeds received in connection with the sale of the Cypress Creek property in March 1996 of approximately $6.5 million and the release of approximately $2.9 million from an escrow account established for the payment of redeemed debentures in connection with the 1991 Exchange litigation settlement. This increase was offset in part by the funding of the 1989 Exchange settlement escrow account of approximately $4.6 million and the funding of the Kugler litigation settlement of approximately $3.7 million.

Investment in BBC increased by $6.4 million due to the equity in earnings of BBC of approximately $8.7 million, the $1.3 million effect of issuance of BBC Class A common stock by BBC to BBC shareholders other than BFC, reduced by the common stock dividends of approximately $0.8 million declared in 1996, the net effect of other BBC capital transactions of approximately $335,000 and the change in BBC's net unrealized appreciation (depreciation) on debt securities available for sale, net of deferred income taxes of approximately $2.3 million.

Escrow for redeemed debenture liability increased in 1996 primarily due to the funding of the 1989 Exchange settlement escrow account of approximately $4.6 million. This increase was offset in part by the release of approximately $2.9 million that had been placed in the escrow account related to the 1991 Exchange litigation settlement and payments made in accordance with the terms of the Exchange litigation settlements.

Other assets at December 31, 1995 included approximately $900,000 relating to costs and attorneys' fees incurred in prior years relating to the cleanup of contamination on a property formerly owned by BFC. In 1996, this amount was collected resulting in the decline in other assets.

Mortgage notes and related receivables, net decreased due to principal reductions on loans, satisfaction of a loan and the disposition of mortgage notes due from affiliated limited partnerships resulting from the liquidation of the partnerships.

The decrease in real estate held for development and sale, net was related to the sale of the Cypress Creek property to an unaffiliated third party for approximately $9.7 million.

Mortgages payable and other borrowings decreased due to the satisfaction of loans upon the sale of affiliated limited partnership properties and the satisfaction of a $300,000 working capital loan.

Exchange debentures, net decreased approximately $857,000 primarily due to the determination that some of the debentures originally estimated to be held by holders in due course were actually held by members of the class involved in the Exchange litigation. Deferred interest on the exchange debentures increased by approximately $747,000 based on the deferral of interest on the Exchange debentures pursuant to their terms. This increase was offset in part by a decrease of approximately $663,000 relating to the determination that some of the debentures originally estimated to be held by holders in due course were actually held by members of the class involved in the Exchange litigation.

Redeemed debenture liability increased $218,000 as compared to the prior year. The components of this increase include an increase on $72,000 relating to adjustments for the Exchange litigation as additional class members were identified, an increase of $475,000 for interest accrued regarding the redeemed debenture liability and an increase of $208,000 for the interest income on the escrow account related to the 1989 Exchange settlements. These increases were offset in part by payments of approximately $537,000 made in accordance with the terms of the Exchange litigation settlements.

Other liabilities decreased primarily due to the payment of approximately $3.7 million in connection with the Kugler litigation escrow account.

Purchase Accounting - The acquisition of BankAtlantic has been accounted for as a purchase and accordingly, the assets and liabilities acquired have been revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during 1996, 1995 and 1994 by approximately $545,000, $677,000 and $366,000 respectively.
Assuming no sales or dispositions of the related assets or liabilities by BBC, the Company believes the net increase (decrease) in earnings resulting from the net amortization/accretion of the adjustments to net assets acquired resulting from the use of the purchase method of accounting will remain at a similar level in future years.

Excess cost over fair value of net assets acquired at December 31, 1996 and 1995, was approximately $700,000 and $822,000, respectively. Such excess cost over fair value of net assets acquired at December 31, 1996 and 1995 is included in the investment of BBC in the accompanying statements of financial condition

Liquidity and Capital Resources - Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlement of the litigation against the Company that arose in connection with the 1991 Exchange was approved by the District Court in May 1994. The settlements required BFC Financial Corporation to establish a settlement fund equal to 81.359% of the original face amount of the debentures distributed in connection with the 1991 Exchange to the 1991 Exchange Class Members. Settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who either voted against the transaction or did not vote (the "Purcell Litigation") was approved by the District Court in September 1994. The settlement required BFC to establish a settlement fund equal to 56% of the original face amount of the debentures issued to the class members in the Purcell Litigation (the Purcell Class"). Settlement of the litigation brought against the Company in connection with the 1989 Exchange by the plaintiffs who voted yes (the "Meador Litigation") was approved by the District Court in December 1994. The settlement agreement in the Meador litigation contains the same financial terms as those in the description of the settlement of the Purcell Litigation. In connection with the above settlements, the Company deposited $25.5 million into settlement escrow accounts through December 31, 1996 along with an additional deposit of approximately $5.1 million in March 1997. At December 31, 1996 and March 15, 1997, approximately $10.5 million and $15.0 million, respectively, remained in the escrow accounts. Although amounts for the required payments were escrowed, payments were not being made pursuant to the Purcell 1989 Exchange Litigation settlement because of an appeal of the settlement by the American Broadcasting Company and William H. Wilson ("ABC"). ABC lost their appeals in the lower courts and filed for a hearing before the Supreme Court. In October 1996, the Supreme Court declined to hear the case and payments on the Purcell 1989 Exchange Litigation settlement commenced in January 1997.

The amounts that will be paid under these settlements can not be determined with certainty because the amount of settlement depends upon whether the class member still owns the debenture issued to them in the exchange transaction ("Class Members Still Owning Debentures") or whether the class member sold the debenture transferred to them in the exchange transaction ("Class Members No Longer Owning Debentures"). The determination of which group a debenture holder falls into is complicated by the fact that when a transfer of ownership occurs, the transfer may not be a bona fide sale transaction (i.e., involved a transfer to street name or to a family member). When a debenture is held by a Class Member Still Owning Debentures, the amount of gain recognized on that debenture is greater because the debenture and any related accrued interest is removed from the books whereas if the debenture was sold to a non class member, a settlement payment is made to the Class Member No Longer Owning the Debenture and the debenture and all related accrued interest remains on the books in the name of the current holder of the debenture. When the settlements were recorded, the gain recorded was based upon the determination that if the debenture had been transferred since issue, the debenture was classified in the group of Class Members No Longer Owning Debentures. As debentures were presented for payment, if a determination was made that the debenture belonged in the group of Class Members Still Owning Debentures, an adjustment was made and additional gain was recognized. Additionally, Class Members No Longer Owning Debentures had/have a specified time period for filing a claim and as the determination of the claim amounts are made and when the time period expires an adjustment is made and additional gain is recognized. Gains on the above settlements of approximately $853,000, $3.2 million and $22.7 million were recognized in 1996, 1995 and 1994, respectively. The time period for filing a claim for the 1991 Exchange and Meador claimants has expired and the time period for Purcell claimants expires in January 1998.

At December 31, 1996, the redeemed debenture liability for the 1989 and 1991 Exchange litigation was approximately $14 million and $2.2 million, respectively. Additionally, at December 31, 1996 the escrow for redeemed debenture liability for the 1989 Exchange litigation was approximately $10.5 million for payment under the above settlements. The 1991 Exchange settlement agreements provided for a release from the escrow any balances remaining at the end of June 1996 and accordingly, approximately $2.9 million was released from escrow. The Meador and Purcell (1989 Exchange) settlement agreement provides for a release from the escrow any balances remaining at January 18, 1998 and January 10, 2000, respectively. (See Item 3. "Legal Proceedings.")

As a result of the Exchange litigation settlements, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which settlements were reached ("Holders in Due Course"), or debentures held by persons that opted out of the litigation. Pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment would include, among other items, the upcoming payments due on litigation, the ability to identify which debentures are held by Holders in Due Course and current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures. The Company believes it has sufficient current liquidity to meet its normal operating expenses, but it is not anticipated that it will make current payments of interest on the Exchange debentures until such time as the remainder of its litigation has been resolved and the identity of holders due interest has been determined with reasonable certainty.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. The property is currently being marketed for sale and serves as partial collateral for an $8.08 million loan to the Company from an unaffiliated lender. Additionally, in May 1995, an entity controlled by the Company contracted to acquire the Regency Golf and Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency"). The acquisition was expected to close during 1996, however, because of disagreements with the owner the contract was canceled and the entity controlled by the Company received a return of its deposit in February 1997.

During October 1996 and March 1997, respectively, the Company paid approximately $3.7 million and $1.0 million into an escrow account to fund the settlement of the Kugler litigation. (See Item 3. "Legal Proceedings.")

Through March 1997, all of the funds required in connection with the liabilities associated with the litigation described above have already been provided except for amounts which may be required in the Short litigation. Other funds required, in addition to those currently available, may come from operations, borrowings against BBC stock, BBC dividends, or sale and/or refinancing of real estate and mortgages owned.

As previously indicated, the Company holds approximately 41.5% of all BBC's outstanding common stock. Presently, BBC has no significant operations other than those related to its ownership of BankAtlantic and does not require funds other than to pay certain operating expenses and interest expense on its outstanding debentures. It is anticipated that funds for payment of these expenses will be obtained from BankAtlantic. Additionally, the ultimate repayment by BBC of its outstanding Debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. BBC has paid a regular quarterly dividend since its formation and management of BBC has stated its intention to pay regular quarterly cash dividends on its common stock. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment by BBC of dividends to its shareholders, including the Company.

In March 1997, BBC formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which exists for the purpose of issuing the Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the BBC. In March 1997, BBC Capital filed a registration statement with the Securities and Exchange Commission to issue up to 2.3 million shares of Preferred Securities. Holders of Preferred Securities will be entitled to receive a preferential cumulative cash distribution at a fixed annual percentage of the liquidation amount. BBC Capital's sole asset will be the BBC Junior Subordinated Debentures which will bear interest at the same rate as the Preferred Securities and have a stated maturity of 30 years from date of issuance.

In January 1997, the Company sold 87,875 shares of BankAtlantic Bancorp, Inc. Class A common stock, net proceeds received from the sale amounted to approximately $915,000.

In October 1995, BankAtlantic redeemed all of its outstanding preferred stock at $25.00 per share. BFC owned BBC preferred stock with an approximate aggregate carrying value of $143,000 and all such preferred stock was redeemed for approximately $334,000. Therefore, in October 1995 BFC reported a gain on redemption of BBC preferred stock of approximately $191,000.

Cash Flows - A summary of the Company's consolidated cash flows follows (in thousands):

                                              December 31,
                                              ------------
                                        1996        1995       1994
                                        ----        ----       ----
Net cash provided (used) by:
  Operating activities               $(5,485)     (1,963)   (19,892)
  Investing activities                 8,142       2,321      9,402
  Financing activities                (2,013)         83     10,852
                                      ------      ------     ------
Increase in cash
  and cash equivalents               $   644         441        362
                                      ======      ======     ======

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

The primary sources of funds to the Company during the year ended December 31, 1996 were proceeds from the sale of real estate, principal reduction on loans, proceeds from redemption and maturities of securities available for sale, proceeds received from litigation settlement, revenues from property operations, release of funds from an escrow account established for redeemed debentures and dividends from BBC. These funds were primarily utilized for reduction of mortgage payables and other borrowings, funding for litigation settlement, increases in the exchange escrow to fund settlement liability, purchase of securities available for sale, operating expenses and capital improvements at the Company's properties and general and administrative expenses.

Investing activities for the year ended December 31, 1996 included inflows of approximately $6.5 million from the sale of real estate, principal reduction on mortgage receivables of approximately $2.8 million, and dividends from BBC of approximately $883,000. Investing activities for the year ended December 31, 1996 included outflows from a net increase in Exchange escrows to fund settlement liability of approximately $1.8 million, a net increase in securities available for sale of approximately $1.7 million, an increase in real estate held for development and sale, net of approximately $275,000 and improvements to real estate acquired in debenture exchange of approximately $74,000. Financing activities for the year ended December 31, 1996 includes issuance of common stock on the exercise of employee stock options issued by the Company's Stock Option Plan and repayments of borrowing of approximately $2.1 million.

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

On October  23,  1995,  the FASB  issued  Statement  No.  123,  "Accounting  for
Stock-Based Compensation" ("FAS 123"). This statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and non-employees and is applicable to both public and non-public entities. Entities are allowed for employee compensation purposes (1) to continue to use the Accounting Principles Board Opinion No. 25 method ("APB 25"), or (2) to adopt the FAS 123 fair value based method. Once the method is adopted, an entity cannot change and the method selected applies to all of an entity's compensation plans and transactions. The Company adopted FAS 123 on January 1, 1996 and elected to continue to use the APB 25 method for employee stock based compensation purposes. There was no financial statement impact from the adoption.

ITEM 8. INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

          Consolidated Statements of Financial Condition - December 31, 1996 and 1995

          Consolidated Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1996

          Consolidated Statements of Stockholders' Equity - For each of the Years in the Three Year Period ended December 31, 1996

          Consolidated Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1996

          Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
BFC Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of BFC Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BFC Financial Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principals.




                              /S/ KPMG PEAT MARWICK LLP


Fort Lauderdale, Florida
March 21, 1997

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                     December 31, 1996 and December 31, 1995
                        (in thousands, except share data)


                                     Assets

                                                      1996       1995
                                                     ------     ------
Cash and cash equivalents                         $   1,796      1,152
Securities available for sale                         6,819      5,105
Investment in BankAtlantic Bancorp, Inc. ("BBC")     59,039     52,662
Mortgage notes and related receivables, net           2,180      5,168
Real estate acquired in debenture exchanges, net     10,383     11,072
Real estate held for development and sale, net        6,497     10,211
Escrow for redeemed debenture liability              10,528      8,982
Other assets                                          1,599      2,544
                                                     ------     ------
     Total assets                                 $  98,841     96,896
                                                     ======     ======

                      Liabilities and Stockholders' Equity

Exchange debentures, net                              2,953      3,810
Deferred interest on the exchange debentures          2,806      2,722
Redeemed debenture liability                         16,182     15,964
Mortgage payables and other borrowings               25,498     27,616
Other liabilities                                     4,663      9,393
Deferred income taxes                                 5,277      1,633
                                                     ------     ------
     Total liabilities                               57,379     61,138

Commitments and contingencies

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                           -           -
 Special class A common stock of $.01 par value;
  authorized 20,000,000 shares; none issued                -           -
 Common stock of $.01 par value; authorized
  20,000,000 shares; issued 2,373,021
  in 1996 and  2,351,021 in 1995                         21         20
Additional paid-in capital                           20,890     19,770
Retained earnings                                    20,520     13,609
 Less:  treasury stock
   (45,339 shares for 1996 and 1995)                   (280)      (280)
                                                     ------     ------

     Total stockholders' equity before
       BBC net unrealized appreciation
       on debt securities available for sale,
       net of deferred income taxes                  41,151     33,119

BBC net unrealized appreciation
 on debt securities available for sale,
 net of deferred income taxes                           311      2,639
                                                     ------     ------

 Total stockholders' equity                          41,462     35,758
                                                     ------     ------


     Total liabilities and stockholders' equity   $  98,841     96,896
                                                     ======     ======


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
              For each of the years in the three year period ended
                                December 31, 1996
                      (in thousands, except per share data)

                                                    1996      1995      1994
                                                   ------    ------    ------
Revenues:
 Interest on mortgage notes and
  related receivables                                 613       451       657
 Interest and dividends on securities
  available for sale and escrow accounts              694       648       743
 Dividend on redemption of BBC
  preferred stock                                       -       191        -
 Earnings on real estate rental operations, net     1,303     1,033     1,735
 Sale of real estate                                9,700       375    13,250
 Insurance settlement                                   -         -     2,500
 Other income, net                                    993       594       364
                                                   ------    ------    ------
Total revenues                                     13,303     3,292    19,249
                                                   ------    ------    ------
Costs and expenses:
 Interest on exchange debentures                    1,238     1,976     5,777
 Interest on mortgages payable
  and other borrowings                              2,396     2,598     2,499
 Cost of sale of real estate                        6,420       169    10,459
 Provision for loss on real estate
   acquired in debenture exchange                       -         -       531
 Provision for loan losses                              -       335       624
 Provision for litigation                               -         -     2,200
 Loss on disposition of mortgage
  notes and investment, net                           474         -         -
 Expenses related to real estate held for
  development and sale, net                           154        93         -
 Employee compensation and benefits                 1,153     1,232     1,166
 Occupancy and equipment                               44        46        60
 General and administrative, net                    1,092     1,032     1,060
                                                   ------    ------    ------
Total cost and expenses                            12,971     7,481    24,376
                                                   ------    ------    ------

Income (loss) before equity in earnings
  of BBC, income taxes and
  extraordinary items                                 332    (4,189)   (5,127)
Equity in earnings of BBC                           8,650     8,419     8,040
                                                   ------    ------    ------
Income before income taxes
 and extraordinary items                            8,982     4,230     2,913
Provision (benefit) for income taxes                2,924         -    (2,009)
                                                   ------    ------    ------
Income before extraordinary items                   6,058     4,230     4,922
Extraordinary items:
 Net gain from extinguishment of debt,
  net of income taxes of $218,000                       -       460         -
 Gain on settlements of Exchange
  litigation, net of income
  taxes of $611,000 in 1996,
  $1,461,000 in 1995 and
  $214,000 in 1994                                    853     3,242    22,744
                                                   ------    ------    ------
Net income                                        $ 6,911     7,932    27,666
                                                   ======    ======    ======
                                                                     (Continued)

                                                    1996      1995      1994
                                                   ------    ------    ------
Income per common and
 common equivalent share:
Before extraordinary items                        $  2.63      1.90      2.39
 Extraordinary items                                 0.37      1.67     11.06
                                                   ------    ------    ------
Net income  per common and
 common equivalent share                          $  3.00      3.57     13.45
                                                   ======    ======    ======

Income per common and
 common equivalent share
 assuming full dilution:
Before extraordinary items                        $  2.61      1.89      2.39
 Extraordinary items                                 0.37      1.65     11.06
                                                   ------    ------    ------
Net income per common and
 common equivalent share
 assuming full dilution                           $  2.98      3.54     13.45
                                                   ======    ======    ======
Weighted average number of common
 and common equivalent shares
 outstanding                                        2,302     2,222     2,056
                                                   ======    ======    ======
Weighted average number of common
 and common equivalent shares
 outstanding assuming full dilution                 2,321     2,243     2,056
                                                   ======    ======    ======





          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
     For each of the years in the three year period ended December 31, 1996
                                 (in thousands)

                                       Addi-      Retained
                                       tional      Earnings       Trea-
                              Common   Paid-in    Accumulated     sury
                              Stock    Capital     (Deficit)      Stock   Other     Total
                              -----    -------     ---------      -----   -----     -----
Balance at
 December 31, 1993          $    17     15,264       (21,989)      (280)      -    (6,988)
Transfer from redeemable
 common stock                     3      5,773             -          -       -     5,776
Effect of issuance by BBC
 of BBC's common stock by
 BBC to shareholders other
 than BFC                         -        (15)            -          -       -       (15)
Change in BBC net
 unrealized appreciation
 on debt securities
 available for
 sale-net of deferred
 income taxes                     -          -            -           -      93        93
Net income                        -          -        27,666          -       -    27,666
                                ---     ------        ------       ----   -----    ------
Balance at
 December 31, 1994               20     21,022         5,677       (280)     93    26,532
Effect of issuance by BBC
 of BBC's common stock by
 BBC to shareholders other
 than BFC                         -     (1,252)            -          -       -    (1,252)
Change in BBC net
 unrealized appreciation
 on debt securities
 available for
 sale-net of deferred
 income taxes                     -          -             -          -   2,546     2,546
Net income                        -          -         7,932          -       -     7,932
                                ---     ------        ------       ----   -----    ------
Balance at
 December 31, 1995               20     19,770        13,609       (280)  2,639    35,758
Effect of issuance by BBC
 of BBC Class A common
 stock to shareholders
 other than BFC                   -      1,274             -          -       -     1,274
Net effect of other BBC
 capital transactions             -       (335)            -          -       -      (335)
Change in BBC net
 unrealized appreciation
 on debt securities
 available for
 sale-net of deferred
 income taxes                     -          -             -          -  (2,328)   (2,328)
Exercise of stock options         1        181             -          -       -       182
Net income                        -          -         6,911          -       -     6,911
                                ---     ------        ------       ----   -----    ------
Balance at
 December 31, 1996          $    21     20,890        20,520       (280)    311    41,462
                                ===     ======        ======       ====   =====    ======

          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For each of the years in the three year period ended December 31, 1996
                                 (In thousands)

                                                        1996     1995     1994
                                                      -------  -------  -------
Operating activities:
Income before extraordinary items                    $  6,058    4,230    4,922
Adjustments to reconcile income
 before extraordinary items to net cash
 (used) by operating activities:
Equity in earnings of BBC                              (8,650)  (8,419)  (8,040)
Provision for declines in real estate owned                -         -      531
Depreciation                                              772      762    1,441
Expenses related to real estate held for
 development and sale, net                                154       93        -
Increase (decrease)  in deferred income taxes           3,033        -   (2,009)
Accretion on exchange debentures
 and mortgages payable                                     15       29      118
Tax effect of real estate acquired
 in debenture exchange                                      -        -      (20)
Amortization of discount on
 loans receivable                                        (152)    (168)     (58)
Gain on sale  of real estate, net                      (3,280)    (206)  (2,791)
Gain on redemption of BBC preferred  stock                  -     (191)       -
Provision to state mortgage receivable at fair value        -      335      624
Loss on disposition of mortgage notes  and
 investment, net                                          474        -        -
Provision for litigation                                    -        -    2,200
Gain from litigation cost, net                           (211)                -
Proceeds received from litigation settlement            1,109        -        -
Fundings for litigation settlement                     (3,690)       -        -
Increase in the Exchange escrows
 to fund settlement liability                          (4,653)       -  (20,840)
Proceeds from the 1991 Exchange escrow                  2,903        -        -
Increase in deferred interest on the
 exchange debentures                                      747    1,423    5,604
Accrued interest income on escrow accounts               (161)    (272)    (307)
Interest accrued regarding redeemed
 debenture liability                                      475      524       63
Increase (decrease) in other liabilities                 (961)      89     (887)
Decrease (increase) in other assets                       533     (192)    (443)
                                                      -------  -------  -------
Net cash (used in) operating activities                (5,485)  (1,963) (19,892)
                                                      -------  -------  -------
Investing activities:
Proceeds from the sales of real estate
 acquired in debenture exchanges                            -        -    4,283
Proceeds from the sale of real estate                   6,480      341        -
Deposits received for sale of real estate                   -      750        -
Common stock dividends received from BBC                  883      819      753
Purchase of securities available for sale             (47,153) (20,091) (62,346)
Proceeds from redemption and maturities
 of securities available for sale                      45,475   21,046   76,850
Principal reduction on loans                            2,806      733      220
Loans originated                                            -     (475)       -
Increase in real estate held for development
 and sale, net                                           (275)    (392)  (9,912)
Addition to office properties and equipment                 -      (35)     (12)
Improvements to real estate acquired in
 debenture exchanges                                      (74)    (375)    (434)
                                                      -------  -------  -------
Net cash provided  by investing activities              8,142    2,321    9,402
                                                      -------  -------  -------
Financing activities:
Issuance of common stock                                  105        -        -
Increase in borrowings                                      -      513   11,500
Repayments of borrowings                               (2,118)    (430)    (648)
                                                      -------  -------  -------
Net cash provided by (used in)
 financing activities                                  (2,013)      83   10,852
                                                      -------  -------  -------
  Increase in cash and cash equivalents                   644      441      362
  Cash and cash equivalents at beginning of period      1,152      711      349
                                                      -------  -------  -------
  Cash and cash equivalents at end of period         $  1,796    1,152      711
                                                      =======  =======  =======

          See accompanying notes to consolidated financial statements.

                            BFC Financial Corporation

                   Notes to Consolidated Financial Statements

              For the years ended December 31, 1996, 1995 and 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of consolidated financial condition and income and expenses for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for real estate, and in connection with the settlements of exchange litigation, the percentages used to estimate class members no longer owning debentures and the allowance for mortgage notes and related receivables.

The financial statements and notes to consolidated financial statements of BankAtlantic Bancorp, Inc. and Subsidiaries ("BBC"), are incorporated herein by reference.

Principles of Consolidation - BFC Financial Corporation is a savings bank holding company as a consequence of its ownership of the common stock of
BankAtlantic Bancorp, Inc. ("BBC") On July 13, 1994 BankAtlantic, A Federal Savings Bank ("BankAtlantic") consummated a reorganization into a holding company structure and BankAtlantic Bancorp, Inc. acquired all the capital stock of BankAtlantic thereby becoming a unitary savings bank holding company. The reorganization resulted in BankAtlantic becoming a wholly-owned subsidiary of BBC with BFC becoming a shareholder of BBC on the same proportionate basis as was the Company's ownership in BankAtlantic. The consolidated financial statements reflect the activities of BFC Financial Corporation and its wholly owned subsidiaries ("BFC"). Because the Company's ownership in BBC was less than 50% beginning in 1993, the Company's investment in BBC has been carried on the equity method since the year 1993.

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

Allowance for Loan Losses - BFC, beginning on January 1, 1995, bases the measurement of loan impairment in accordance with FAS 114. Non-collateral dependent loan impairment is based on the present value of the estimated future cash flows. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan's collateral or projected cash flows are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is relieved from the allowance for loan losses.

Real Estate - Real estate acquired in the Exchange transactions and real estate held for development and sale, net are stated at the lower of cost or fair value, less estimated disposition costs, in the accompanying statements of financial condition. In 1995, the FASB issued Statement of Financial Accounting Standard SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." ("FAS 121"). FAS 121 requires that long-lived assets, assets held for sale and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The impact of adoption of FAS 121 was not material.

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

The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A valuation allowance is provided to the extent it is more likely than not that deferred tax assets will not be utilized.

Excess Cost Over Fair Value of Net Assets Acquired (Goodwill) - The ownership position in BankAtlantic was acquired at different times. At the February 1987, October 1989, June 1990, October 1990 and November 1991 acquisitions, the fair market value of the net assets of BankAtlantic were greater than the Company's cost. At other increases in ownership, the Company's cost was in excess of the fair market value of BankAtlantic's net assets. The excess of fair market value over cost was recorded as a reduction to the fair market value of non-current assets, including identified intangible assets. The excess of cost over fair market value was recorded as goodwill and is being amortized on the straight line basis over a 15 year period. Identified intangibles consist of loan servicing and escrows. These intangibles were amortized over the remaining life of the applicable loan and escrow accounts using the level yield method and at the end of 1993 had been completely amortized. The minor 3.3%, 4%, 0.5% and 2.4% increases in ownership of BankAtlantic in October 1989, June 1990, October 1990 and November 1991 were recorded utilizing BankAtlantic's cost basis of assets and liabilities as fair market value. The excess of such cost basis over the Company's purchase price was recorded as a reduction to property and equipment and is being amortized on a straight-line basis over a ten year period. Cost over fair value of net assets acquired and other intangible assets is evaluated by management for impairment on an on-going basis based on the facts and circumstances related to the net assets acquired.

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

For all periods, the shares issued in connection with a 1984 acquisition are considered outstanding after elimination of 227,250 in 1996 and 250,000 shares prior to 1996, representing the Company's 45% and 50% ownership of the shares issued in the acquisition, respectively.

New Accounting Standards - On October 23, 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and non-employees and is applicable to both public and non-public entities. Entities are allowed for employee compensation purposes (1) to continue to use the Accounting Principles Board Opinion No. 25 method ("APB 25"), or (2) to adopt the FAS 123 fair value based method. Once the method is adopted, an entity cannot change and the method selected applies to all of an entity's compensation plans and transactions. The Company adopted FAS 123 on January 1, 1996 and elected to continue to use the APB 25 method for employee stock based compensation purposes. There was no financial statement impact from the adoption.

Reclassifications - For comparative purposes, certain prior year balances have been reclassified to conform with the 1996 financial statement presentation.

2.  INVESTMENTS IN BANKATLANTIC BANCORP, INC.

The Company has acquired its 41.5% ownership at December 31, 1996 of all outstanding BBC common stock through various acquisitions and sales. Where appropriate, amounts throughout this report of all BBC share and per share amounts have been adjusted for the June 1995, January 1996, July 1996 and February 1997 five for four common share stock splits effected in the form of 25% stock dividends. The July 1996 and February 1997 25% stock dividend was payable in Class A Common Stock to BBC Class A and Class B common shareholders. At December 31, 1994, 1995 and 1996, BFC owned 48.0%, 46.0% and 41.5%, respectively, of the outstanding common stock of BBC.

The decrease in the ownership percentage at December 31, 1995 from 48.0% to 46.0% results from additional shares of BBC common stock being issued in connection with BBC's stock option plan.

In February 1996, shareholders of BBC approved a proposal to create a new class of non-voting common stock designated as Class A Common Stock. BBC's existing common stock was redesignated Class B Common Stock. The Class A Common Stock has no voting rights except as may be required under Florida law. The two classes of common stock generally have the same economic rights, except Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock.

In March 1996, BBC issued 1.80 million shares of Class A Common Stock in an underwritten public offering at $9.60 per share resulting in a decrease in the Company's ownership of all outstanding BBC common stock from approximately 46% to 41.5%. At June 30, 1996, the Company's ownership in all outstanding BBC's common stock further decreased to 40.8% upon BBC's issuance of Class A common stock in connection with exercise of employee stock options and in April 1996 the underwriter exercised an overallotment option to purchase an additional 252,817 shares of Class A common stock. In August 1996, BBC announced a plan to purchase up to 1.25 million shares of the BBC's common stock. At December 31, 1996, the Company's ownership in all outstanding common stock of BBC increased to 41.5%, upon BBC's repurchase of 228,125 and 112,500 shares of BBC Class A and B common stock, respectively. At December 31, 1996, the Company's ownership in BBC Class A and B common stock was approximately 35.1% and 46.2%, respectively.

The acquisition of BankAtlantic has been accounted for as a purchase and accordingly, the assets and liabilities acquired have been revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during 1996, 1995 and 1994 by approximately $545,000, $677,000 and $366,000 respectively. Assuming no sales or dispositions of the related assets or liabilities by BBC, the Company believes the net increase (decrease) in earnings resulting from the net amortization/accretion of the adjustments to net assets acquired resulting from the use of the purchase method of accounting will be remain at a similar level in future years.

Excess cost over fair value of net assets acquired at December 31, 1996 and 1995, was approximately $700,000 and $822,000, respectively. Excess cost over fair value of net assets acquired at December 31, 1996 and 1995 is included in the investment of BBC in the accompanying statements of financial condition, in addition to other unamortized purchase accounting adjustments.

In January 1997, the Company sold 87,875 shares of BankAtlantic Bancorp, Inc. Class A common stock, net proceeds received from the sale amounted to approximately $915,000.

A reconciliation of the carrying value in BBC to BBC's Stockholders equity at December 31, 1996 and 1995 is as follows:

                                                   December 31,
                                                   ------------
                                               1996              1995
                                               ----              ----
BBC stockholders' equity                   $   147,704          120,561
Ownership percentage                             41.52%           46.03%
                                               -------          -------
                                                61,327           55,494
Purchase accounting adjustments                 (2,288)          (2,832)
                                               -------          -------
Investment in BBC                          $    59,039           52,662
                                               =======          =======

BFC owned 5,600 shares of BBC 12.25% Series A Preferred Stock, 529 shares of BBC 10.00% Series B Preferred Stock and 7,245 shares of BBC 8.00% Series C Preferred Stock. The aggregate purchase price relating to the acquisition of these shares was approximately $143,000 and was included in securities available for sale, net in the 1994 statement of financial condition. All such preferred stock was redeemed by BBC in October 1995 for approximately $334,000. The redemption proceeds in excess of carrying value, aggregating approximately $191,000 was recognized as a dividend in the 1995 consolidated statement of operations.

During 1995, BBC issued $21.0 million of 9% subordinated debentures (the "9% Debentures") due in October 2005. The proceeds to the offering were utilized as follows: $6.0 million was contributed to the capital of BankAtlantic, $2.9 million was utilized to repay a note payable, $8.4 million was used to redeem all of the outstanding shares of the Company's non-cumulative preferred stock and in accordance with the terms of the underlying indenture, $1.9 million was invested in marketable securities to cover two semi-annual interest payments.

During 1996, BBC issued $57.5 million of 6 3/4% convertible debentures due July 1, 2006. The 6 3/4% debentures are convertible into Class A common stock at an exercise price of $10.24 per share. Also during 1996 , BBC issued approximately
2.1 million Class A common stock in an underwritten public offering at $9.60 per share. BBC contributed approximately $54 million of the above proceeds to BankAtlantic, approximately $3.3 million was utilized for the repurchase of BBC common stock, invested $3.9 million in marketable securities to cover two semi-annual interest payments in accordance with the related indenture agreement and the balance of net proceeds are available for general corporate purposes. Presently, BBC has no significant operations other than those related to its ownership of BankAtlantic and does not require funds other than to pay certain operating expenses and interest expense on its outstanding debentures. It is anticipated that funds for payment of these expenses will be obtained from BankAtlantic. Additionally, the ultimate repayment by BBC of its outstanding debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. BBC has paid a regular quarterly dividend since its formation and management of BBC has stated its intention to pay regular quarterly cash dividends on its common stock.

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

3.  EXCHANGE TRANSACTIONS

During 1991, the Company exchanged (the "1991 Exchange") approximately $15.4 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of three affiliated limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. Series 27 and I.R.E. Real Estate Income Fund, Ltd. The major assets and liabilities of these partnerships consisted principally of eight commercial real estate properties and related non-recourse mortgage debt. During 1989, the Company exchanged (the "1989 Exchange") approximately $30 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of three affiliated limited partnerships, I.R.E. Real Estate Fund, Ltd. - Series 21, I.R.E. Real Estate Fund, Ltd. Series 23 and I.R.E. Real Estate Fund, Ltd. - Series 24. The major assets and liabilities of these partnerships consisted principally of fourteen commercial real estate properties, and related non-recourse mortgage debt. Of the properties acquired, one property is still owned by the Company at December 31, 1996 and another property will be transferred to an entity in which the Company has a 50% interest with an effective date of transfer of October 1, 1996.

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. All of these lawsuits have now been settled. In connection with the settlements, the Company deposited $25.5 million through December 31, 1996 along with an additional $5.1 million in March 1997 into escrow accounts. Payments have been made and are currently being made to class members under these settlements. At December 31, 1996 and March 15, 1997, approximately $10.5 million and $15.0 million, respectively, remained in the escrow accounts.

The amounts that will be paid under these settlements can not be determined with certainty because the amount of settlement depends upon whether the class member still owns the debenture issued to them in the exchange transaction ("Class Members Still Owning Debentures") or whether the class member sold the debenture transferred to them in the exchange transaction ("Class Members No Longer Owning Debentures"). The determination of which group a debenture holder falls into is complicated by the fact that when a transfer of ownership occurs, the transfer may not be a bona fide sale transaction (i.e., involved a transfer to street name or to a family member). When a debenture is held by a Class Member Still Owning Debentures, the amount of gain recognized on that debenture is greater because the debenture and any related accrued interest is removed from the books whereas if the debenture was sold to a non class member, a settlement payment is made to the Class Member No Longer Owning the Debenture and the debenture and all related accrued interest remains on the books in the name of the current holder of the debenture. When the settlements were recorded, the gain recorded was based upon the determination that if the debenture had been transferred since issue, the debenture was classified in the group of Class Members No Longer Owning Debentures. As debentures were presented for payment, if a determination was made that the debenture belonged in the group of Class Members Still Owning Debentures, an adjustment was made and additional gain was recognized. Additionally, Class Members No Longer Owning Debentures had/have a specified time period for filing a claim and as the determination of the claim amounts are made and when the time period expires an adjustment is made and additional gain is recognized. Gains on the above settlements of approximately $853,000, $3.2 million and $22.7 million were recognized in 1996, 1995 and 1994, respectively. The time period for filing a claim for the 1991 Exchange and Meador claimants has expired and the time period for Purcell claimants expires in January 1998.

At December 31, 1996, the redeemed debenture liability for the 1989 and 1991 Exchange litigation was approximately $14 million and $2.2 million, respectively. Additionally, at December 31, 1996 the escrow for redeemed debenture liability for the 1989 Exchange litigation was approximately $10.5 million for payment under the above settlements. The 1991 Exchange settlement agreements provide for a release from the escrow any balances remaining at the end of June 1996 and accordingly, approximately $3.0 million was released from escrow. The Meador and Purcell 1989 Exchange settlement agreement provides for a release from the escrow any balances remaining at January 18, 1998 and January 10, 2000, respectively.

The components of the gain from the settlement of the 1991 Exchange litigation are as follows (in thousands):

                                                     1996       1995       1994
                                                     ----       ----       ----
Adjustment of basis in the properties
 acquired in debenture exchange, net              $       -      273      6,713
Decrease in other assets                                  -       (9)      (323)
Decrease in exchange debentures, net                    114      286      9,630
Decrease in deferred interest on the
 exchange debentures                                    141      262      5,454
                                                      -----    -----    -------
                                                        255      812     21,474
Redeemed debenture liability                           (133)     103    (12,240)
                                                      -----    -----    -------
Pre-tax gain on the 1991 Exchange settlement      $     122      915      9,234
                                                      =====    =====    =======

The components of the gain from the settlement of the 1989 Exchange litigation are as follows (in thousands):

                                                     1996      1995       1994
                                                     ----      ----       ----
Adjustment of basis in the properties acquired
     in debenture exchange, net                   $       -        -        756
Decrease in other assets                                  -      (34)      (292)
Decrease in exchange debentures, net                    758    2,549     19,515
Decrease in deferred interest on exchange
 debentures                                             522    1,934      8,705
                                                      -----    -----    -------
                                                      1,280    4,449     28,684
Redeemed debenture liability                             62     (661)   (14,960)
                                                      -----    -----    -------
Pre-tax gain on the 1989 Exchange litigation      $   1,342    3,788     13,724
                                                      =====    =====    =======

In connection with the settlements of the above litigation, the Company collected $2.5 million in 1994 from its insurance carrier under its liability coverage. Such insurance proceeds were utilized to reimburse the Company for expenses previously incurred and expensed with respect to the above litigation.

In June 1994, ABC Broadcasting Companies, Inc. and William H. Wilson (collectively "ABC") attempted to intervene in the Purcell Litigation. By attempting to intervene, ABC sought, for the purposes of defending their conduct in a defamation lawsuit brought against them by BFC and Alan B. Levan, to prevent the settlement of the Purcell Litigation and to obtain the protection of the judgment by the District Court following the jury's verdict. On June 30, 1994, the District Court entered an order denying ABC's motion to intervene. On September 12, 1994, the District Court entered a final judgment which approved and ratified the settlement agreement and set aside, vacated, dissolved and nullified the December 18, 1992 jury verdict and the District Court's December 18, 1992 judgment (the "Final Judgment"). On October 5, 1994, ABC filed an appeal of the Final Judgment and an appeal of the order entered by the District Court denying ABC the right to intervene in the Purcell Litigation. Such appeal was denied and ABC filed for a hearing before the Supreme Court and in October 1996, the hearing was denied. Therefore, the Final Judgment is final for appellate purposes. The payment of amounts due to the Purcell Class commenced in January 1997.

As a result of the Exchange litigation settlements, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which settlements were reached ("Holders in Due Course"), or debentures held by persons that opted out of the litigation. Pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment would include, among other items, outstanding litigation, the ability to identify which debentures are held by Holders in Due Course and current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures. The Company believes it has sufficient current liquidity to meet its normal operating expenses, but it is not anticipated that it will make current payments of interest on the Exchange debentures until such time as all of its litigation is finalized and the identity of holders due interest has been determined with reasonable certainty.

The Debentures in the 1991 Exchange bear interest at a rate equal to 10.5% per annum until March 31, 1992, 11.5% per annum thereafter until March 31, 1993 and 12.5% per annum thereafter until maturity on July 1, 2011. The Debentures in the 1989 Exchange bear interest at a rate equal to 8% per annum until June 30, 1990, 9% per annum thereafter until June 30, 1991, and 10% thereafter until maturity on July 1, 2009. For financial statement purposes, the Debentures in the 1991 and 1989 Exchange have been discounted to yield 19% and 12%, respectively, over their term. Any interest not paid quarterly by the Company ("Deferred Interest") will accrue interest at the same rate as the Debentures until paid and after eight quarter of interest not paid by the Company the interest rate on the Debentures in the 1991 and 1989 Exchanges will increase to, and remain at, 13% and 12%, respectively, per annum until maturity. No dividends may be paid to the holders of any equity securities of the Company while any deferred interest remains unpaid. Since December 31, 1991, the Company has deferred the interest payments relating to the debentures issued in both the 1989 Exchange and the 1991 Exchange and therefore, the interest on the debentures in the 1991 and 1989 Exchange is now 13% and 12%, respectively per annum. The deferred interest on the exchange debentures was approximately $2.8 million and $2.7 million at December 31, 1996 and 1995, respectively.

Through December 31, 1996, six properties acquired in the 1991 Exchange were sold to unaffiliated third parties. The properties had an aggregate sales price of approximately $41.6 million. Stated mortgage debt of approximately $25.7 million was eliminated including the remaining $2.0 million balance on a $5.0 million note payable. Cash proceeds from the sales, after prorations and closing costs, of approximately $12.5 million was received.

Through December 31, 1996, ten properties acquired in the 1989 Exchange were sold to unaffiliated third parties. The properties had an aggregate sales price of approximately $42.3 million. Stated mortgage debt of approximately $21.1 million was eliminated and cash proceeds, after prorations and closing costs, of approximately $20.0 million was received.

4.  SECURITIES AVAILABLE FOR SALE

Included in securities available for sale at December 31, 1996 and 1995 was approximately $6,819,000 and $5,105,000 of U.S. Treasury Bills and other investments, respectively. Market value at December 31, 1996 and 1995 approximates book value. At December 31, 1995 approximately $4.8 million was pledged as collateral to secure a Letter of Credit issued in connection with the Short vs. Eden United, Inc. litigation. During the third quarter of 1996, this Letter of Credit was canceled and the collateral was released. In December 1996, the Company invested $150,000 in Series A Preferred Stock of an unaffiliated entity. At December 31, 1996, the market value of this investment approximates book value.

5.  MORTGAGE NOTES AND RELATED RECEIVABLES - NET

Mortgage notes and related receivables as of December 31, 1996 and 1995 are summarized below (in thousands):

                                                  1996      1995
                                                  ----      ----
 Originating from:
  Investment properties                     $    3,974     7,156
  Less: Principally, deferred profit            (1,022)   (2,121)
      Valuation allowance                         (772)     (934)
                                                ------    ------
                                                 2,180     4,101
 Other                                               -     1,067
                                                ------    ------
  Total                                     $    2,180     5,168
                                                ======    ======

In 1996, the Company recorded a loss of approximately $474,000 in connection with the disposition of mortgage notes and investments, net from affiliated limited partnerships. During 1996, such limited partnerships were liquidated. In connection with the disposition of the mortgage notes, the Company received approximately $297,000 of accrued interest that was not previously recorded on the books. Such interest has been recorded in interest income and is not included below. The components of the 1996 loss on disposition of mortgage notes and investment, net are as follows:

                                                    1996
                                                    ----
  Mortgage receivables                         $   1,328
  Less: Principally, deferred profit                (947)
      Valuation allowance                           (162)
                                                     219
 Investment in Limited Partnerships, net             255
                                                   -----
   Net loss                                    $     474
                                                   =====

During 1996, the Company received approximately $1.7 million resulting from the satisfaction of loans due from affiliated limited partnerships, upon the sale of the partnerships' properties. Also, during 1996 approximately $1.1 million was received for a loan due from an unaffiliated third party.

Through September 1994, the Company had attempted to negotiate an extension of a $1.0 million balloon payment on a note payable that matured in June 1993. However, the lender exercised the acceleration provision on the note and in September 1994, the underlying security that consisted of five wrap mortgage receivables from affiliated limited partnerships was transferred to an affiliate of the lender. In September 1994, the Company removed the related receivables and payables from its books but deferred the gain because negotiations with the lender were ongoing. At that time the Company remained liable to the lender for the difference between the balance owed at the time of the acceleration and the amount the lender sold the underlying security for. The Company continued negotiations with the lender and in September 1995, an agreement was reached whereby the lender was paid $500,000, two of the wrap mortgage receivables were transferred to the affiliated limited partnerships and three of the wrap mortgage receivables were transferred to the Company. Further, the Company was released from any further liability to the lender. The three wrap mortgage receivables transferred to the Company were reinstated on the Company's books at their former carrying value reduced by payments made between September 1994 and September 1995. The Company accounted for this transaction as a debt extinguishment and accordingly reflected the gain on the transaction as an extraordinary item in its financial statements. The components of the deferred gain in 1994 and the gain recognized in 1995 are as follows:

                                                     1995           1994
                                                  ----------      --------
 Mortgage notes and related receivables, net     $(1,728,527)   (3,212,862)
 Underlying mortgage payables                      1,520,607     2,757,299
 Other liabilities                                    52,648        91,345
 Credit from lender on sale of receivables           720,000       720,000
 Balance forgiven by lender                          260,768             -
                                                                ----------
 Gain deferred                                                     355,782
                                                  ----------    ==========
 Pre-Tax Gain recognized                         $  825,496
                                                  ==========

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

6.  REAL ESTATE ACQUIRED IN DEBENTURE EXCHANGE

Real estate acquired in debenture exchange consists of the following (in thousands):

                                                            December 31
                                                            -----------
                                    Estimated Lives      1996         1995
                                    ---------------      ----         ----

Land                                    -             $  1,062        1,414
Buildings and improvements        4 to 31.5 years       10,401       13,426
Investment in real estate, net                           2,652            -
                                                        ------       ------
                                                        14,115       14,840
Less:
 Accumulated depreciation                                3,319        3,355
 Deferred profit                                           413          413
                                                        ------       ------
                                                         3,732        3,768
                                                        ------       ------
                                                      $ 10,383       11,072
                                                        ======       ======

During 1996, the Company agreed to sell, effective October 1, 1996, a 50% interest in a property acquired in the 1989 Exchange. When the transaction is completed, the remaining 50% interest in the property will be accounted for as a real estate joint venture. Because of the Company's continuing involvement in the 50% of the property sold, a gain on sale of approximately $0.6 million will be deferred and is reducing the Company's carrying value reflected above.

Condensed operations and significant cash flows for real estate acquired in the debenture Exchange is as follows for the year ended December 31, 1996, 1995 and 1994 (in thousands) (a):

                                        1996     1995       1994
                                        ----     ----       ----
Operating Information:
Revenues:
  Property operations                $ 2,671    2,590      5,079
  Net gain on sale
    of real estate                     -            -      2,988
  Deferred gain on dispositions
    of real estate                     -        -           (197)
                                       -----    -----      -----
  Net revenues                         2,671    2,590      7,870
                                       -----    -----      -----

Cost and expenses:
  Mortgage interest                    1,146    1,257      1,951
  Depreciation                           763      746      1,403
  Property operating expenses            758      986      2,217
  Provision to state real estate
   at fair value                       -        -            531
                                        -----    -----      -----
  Total costs and expenses             2,667    2,989      6,102
                                       -----    -----      -----
Excess (deficit) of revenues
    over expenses                          4     (399)     1,768
                                       =====    =====      =====

Cash Flow Information:
Operating activities:
  Excess (deficit) of revenues
   over expenses                     $     4     (399)     1,768
  Depreciation                           763      746      1,403
  Net gain on dispositions of
   real estate                         -        -         (2,791)
  Write down of real estate            -        -            531
                                       -----    -----      -----
    Cash provided by
     operating activities                767      347        911
                                       -----    -----      -----

Investing activities:
  Proceeds from sales of
   real estate                         -        -          4,283
  Property improvements                  (74)    (375)      (436)
                                       -----    -----      -----

    Net cash provided (used) by
     investing activities                (74)    (375)     3,847
                                       -----    -----      -----

Total cash provided (used)           $   693      (28)     4,758
                                       =====    =====      =====

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

7.  REAL ESTATE HELD FOR DEVELOPMENT AND SALE

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction, which is included in cost of sale of real estate. As part of the sale of the Cypress Creek property, the Company has an interest in a limited partnership that entitles it to receive approximately 5% of any future profits from development and operation of the property. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. The property is currently being marketed for sale and serves as partial collateral for an $8.08 million loan to the Company from an unaffiliated lender. Additionally, in May 1995, an entity controlled by the Company contracted to acquire the Regency Golf and Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency"). The acquisition was expected to close during 1996, however, because of disagreements with the owner the contract was canceled and the entity controlled by the Company received a return of its deposit in February 1997.

8.  MORTGAGES PAYABLE AND OTHER BORROWINGS

Mortgages payable and other borrowings at December 31, 1996 and 1995 are summarized as follows (in thousands):

     Approximate
     Type of Debt             Maturity     Interest Rate          1996     1995
     ------------             --------    -------------           ----     ----
     Related to mortgage                   6% - Prime
       receivables            1997-2010     plus 1%        $     1,877    3,088
     Related to real estate   1997-1997   9.75%- Prime
                                            plus 1.5%           20,457   20,630
     Other borrowings           1997       Prime-Prime
                                             plus 1%             3,164    3,898
                                                                ------   ------
                                                           $    25,498   27,616
                                                                ======   ======

All mortgage payables and other borrowings above are from unaffiliated parties. Included in 1996 and 1995 amounts related to other borrowings is approximately $3.0 and $3.4 million, respectively, due to financial institutions.

As indicated on the above table, mortgage payable and other borrowings related to mortgage receivables decreased due to the satisfaction of loans upon the sale of affiliated limited partnerships properties and the satisfaction of a $300,000 working capital loan.

In December 1994, the Company established a broker line of credit in the amount of $850,000 which is currently collateralized by 170,000 shares of BankAtlantic Bancorp, Inc. Class B common stock. At December 31, 1996, the outstanding balance on the above line was approximately $131,000.

At December 31, 1996 the aggregate principal amount of the above indebtedness maturing in each of the next five years is approximately as follows (in thousands):

                        Years ended
                       December 31,             Amount
                       ------------             ------
                          1997               $   21,180
                          1998                      555
                          1999                    2,492
                          2000                      173
                          2001                      186
                          Thereafter                912
                                                 ------
                                             $   25,498
                                                 ======

The majority of the Company's marketable securities, mortgage receivables and real estate acquired in the 1989 and 1991 debenture Exchange are as to real estate and marketable securities, encumbered by, or, as to mortgages receivable, subordinate to mortgages payable and other debt.

On October 29, 1996, a balloon payment of approximately $9.4 million was due on the mortgage note that is secured by the Burlington Manufacturers Outlet Center. Such payment was not made and the Company has received a default notice from the lender. The Company has entered into an agreement for forbearance and an extension agreement which extends the maturity through April 1997. Other sources of financing is currently being negotiated. The net book value of Burlington Manufacturers Outlet Center on December 31, 1996 was approximately $7.7 million. There is no recourse against the Company on the existing first mortgage.

9. INCOME TAXES

The provision for income tax expense (benefit) consists of the following (in thousands):
                                  For the Years Ended
                                      December 31,
                            --------------------------
                              1996       1995     1994
                              ----       ----     ----
        Current:
             Federal    $     (124)         -       29
             State              15          -        -
                            ------     ------   ------
                              (109)         -       29
                            ------     ------   ------
        Deferred :
             Federal         2,598          -   (2,038)
             State             435          -        -
                            ------     ------   ------
                             3,033          -   (2,038)
                            ------     ------   ------
        Total           $    2,924          -   (2,009)
                            ======     ======   ======

Current taxes applicable to extraordinary items were $46,000 and none for 1996 and 1994. In 1996, 1995 and 1994 deferred taxes applicable to extraordinary items were $611,000, $1,633,000 and $214,000, respectively.

A reconciliation from the statutory federal income tax rates of 35% in 1996, 1995 and 1994, to the effective tax rate is as follows (in thousands):

                                          Year ended December 31,
                                          -----------------------
                              1996 (1)          1995 (1)           1994 (1)
                              --------          --------           --------
                        Amount  Percent     Amount   Percent    Amount   Percent
                        ------  -------     ------   -------    ------   -------
Expected tax expense     3,144    35.0       1,481     35.0      1,020     35.0
Provision for state
 taxes net of federal
 benefit                   321     3.6         151      3.6        104      3.6
Dividend received
 deduction                (272)   (3.0)       (253)    (5.8)         -        -
Change in the
 valuation allowance
 as a result of items
 other than
 extraordinary (2)           -       -      (1,377)   (31.6)    (3,133)  (107.6)
Other, net                (269)   (3.0)         (2)    (1.2)         -        -
                        ------    -----     ------    ------    ------   ------
                         2,924    32.6           -        -     (2,009)   (69.0)
                        ======    =====     ======    ======    ======   ======
----------
     (1) Expected tax is computed based upon earnings (loss) before income taxes, cumulative effect of change in accounting for income taxes and extraordinary items.
     (2) The remaining charge in the deferred tax asset valuation allowance in 1995 and 1994 relates to income generated from the extraordinary item.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and tax liabilities at December 31, 1996 and 1995 were (in thousands):

                                                                 1996     1995
                                                                 ----     ----
         Deferred tax assets:
              Alternative Minimum Tax Credit carryforward   $        -      143
              Mortgages receivable                                 287      361
              Litigation accruals                                1,571    3,107
              Other liabilities                                    106      135
              Other assets                                          10      231
              Net operating loss carryforwards                   6,215    5,716
                                                                ------   ------
                  Total gross deferred tax assets                8,189    9,693
              Less:
                  Valuation allowance                                -        -

                      Deferred tax assets after
                       valuation allowance                       8,189    9,693
         Deferred tax liabilities:
              Real estate, net                                   1,496    1,745
              Investment in BankAtlantic                        11,763    9,304
              Exchange Debentures                                  207      277
                                                                ------   ------
                  Total gross deferred tax liabilities          13,466   11,326
                                                                ------   ------
         Net deferred tax liability                         $    5,277    1,633
                                                                ======   ======

At December 31, 1996, the Company believes it will utilize its deferred tax assets through taxable income generated in future years by the reversal of deferred tax liabilities existing as of December 31, 1996.

At December 31, 1996, the Company had estimated state net operating loss carry forwards for state income tax purposes of approximately $12,724,000 of which $253,000 expires in 2003, $585,000 expires in 2004, $2,757,000 expires in 2005,
$2,001,000 expires in 2006,  $4,235,000  expires in 2007,  $2,332,000 expires in
2008 and $561,000 expires in 2011. The Company also has a net operating loss carry forward for federal income tax purposes of approximately $16,112,000 of which $4,621,000 expires in 2006, $7,199,000 expires in 2007, $3,322,000 expires in 2008 and $970,000 expires in 2011. BBC is not included in the Company's consolidated tax return.

The Company received income tax refunds of approximately $16,000 and $229,000 during the years ended December 31, 1996 and 1995, respectively, and made income tax payments of approximately $122,000 and $213,500 during the years ended December 31, 1996 and 1995, respectively.

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

On January 10, 1997, the Board of Directors of BFC Financial Corporation adopted a Shareholder Rights Plan. As part of the Rights Plan, the Company declared a dividend distribution of one preferred stock purchase right (the "Right") for each outstanding share of BFC's common stock to shareholders of record on January 21, 1997. Each Right will become exercisable only upon the occurrence of certain events, including the acquisition of 20% or more of BFC's common stock by persons other than the existing control shareholders (as specified in the Rights Plan), will entitle the holder to purchase either BFC stock or shares in the acquiring entity at half the market price of such shares. The Rights may be redeemed by the Board of Directors at $.01 per Right until the tenth day following the acquisition of 20% or more of BFC's common stock by persons other than the existing shareholders. The Board may also, in its discretion, extend the period for redemption. The Rights will expire on January 10, 2007.

11. EARNINGS ON RENTAL REAL ESTATE OPERATIONS, NET

Following are the components of earnings on real estate rental operations, net for each of the years in the three year period ending December 31, 1996 (in thousands):

                                            1996     1995    1994
                                            ----     ----    ----
Deferred profit recognized              $    152      161      58
Operations of properties acquired in
 debenture Exchange (see note 6)           1,151      872   1,648
Other property operations                    -        -        29
                                           -----    -----   -----
                                        $  1,303    1,033   1,735
                                           =====    =====   =====

12.  RELATED PARTY TRANSACTIONS

Related party transactions arise from transactions with affiliated entities. In addition to transactions described in notes elsewhere herein, a summary of significant originating related party transactions is as follows (in thousands):

                                              Year Ended December 31,
                                              -----------------------
                                                 1996   1995   1994
                                                 ----   ----   ----
         Property management fee revenue   $       90     78     76
                                                 ====   ====   ====
          Reimbursement revenue for
           administrative, accounting
           and legal services              $      121     91    112
                                                 ====   ====   ====

The Company has a 49.5% interest and affiliates and third parties have a 50.5% interest in a limited partnership formed in 1979, for which the Company's Chairman serves as the individual General Partner. The partnership's primary asset is real estate subject to net lease agreements. The Company's cost for this investment approximately $441,000 was written off in 1990 due to the bankruptcy of the entity leasing the real estate. Any recovery will be recognized in income when received.

Included in other assets at December 31, 1996, 1995 and 1994, was approximately $125,000, $704,000 and $201,000, respectively due from affiliates.

Alan B. Levan, President and Chairman of the Board of the Company also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. and BankAtlantic.

John E. Abdo, a director of the Company also serves as Vice Chairman of the Board of Directors of BBC and BankAtlantic and is President of BankAtlantic Development Corporation a wholly owned subsidiary of BankAtlantic.

Florida Partners Corporation owns 133,314 shares of the Company's common stock. Alan B. Levan is the principal shareholder and a member of the Board of Florida Partners Corporation. Glen R. Gilbert, Senior Vice President and Secretary of the Company holds similar positions at Florida Partners Corporation.

The trustee for the escrow account with respect to the redeemed debenture liability maintains such account at BankAtlantic.

13.  EMPLOYEE BENEFIT PLANS

The Company's Stock Option Plan provides for the grant of stock options to purchase shares of the Company's common stock. The plan provided for the grant of both incentive stock options and non-qualifying options. The exercise price of a stock option will not be less than the fair market value of the common stock on the date of the grant and the maximum term of the option is ten years. The following table sets forth information on all outstanding options:

                                                 Options      Price per Share
                                                 -------      ---------------
      Outstanding at December 31, 1993            10,000     4.50   to   4.50
      Issued                                     215,000     4.50   to   4.95
                                                 -------
      Outstanding at December 31, 1994           225,000     4.50   to   4.95
      Issued                                     210,000     4.25   to   4.67
                                                 -------
      Outstanding at December 31, 1995           435,000     4.25   to   4.95
      Exercised                                  (22,000)    4.50   to   4.95
                                                 -------
      Outstanding at December 31, 1996           413,000     4.25   to   4.95
                                                 =======
      Exercisable at December 31, 1996           342,998
                                                 =======
      Available for grant at December 31, 1996   315,000
                                                 =======

The weighted average exercise price of options outstanding at December 31, 1996, 1995 and 1994 was $4.78, $4.78 and $4.90, respectively. The weighted average price of options exercised during the year was $4.75 for 1996. No options were exercised in either 1995 or 1994.

At December 31, 1996, non-qualifying stock options for 410,000 shares of common stock have been granted including 10,000 shares to non-employee directors and incentive stock options for 25,000 shares of common stock have been granted. Of the options outstanding at December 31, 1996, 10,000 expire in 2003, 193,000 expire in 2004 and 210,000 expire in 2005. During the year ended December 31, 1996 12,000 of non-qualifying and 10,000 of incentive stock options issued under the Company's Stock Option Plan were exercised resulting in an increase to stockholders' equity of approximately $182,000, including a tax effect of approximately $78,000 to additional paid in capital.

The adoption of FAS 123 under the fair value based method would have increased compensation expense by approximately $138,000 and $539,000 for the years ended December 31, 1996 and 1995, respectively. The effect of FAS 123 under the fair value based method would have effected net income and earnings per share as follows:

                                                      For the Years Ended
                                                         December 31,
                                                         ------------
                                                         1996    1995
                                                         ----    ----
          Net income:
             As reported                              $  6,911   7,932
             Proforma                                    6,826   7,601
          Income per common and common equivalent
              share:
             As reported                                  3.00    3.57
             Proforma                                     2.97    3.42
          Income per common and common  equivalent
              share  assuming full dilution:
             As reported                                  2.98    3.54
             Proforma                                     2.94    3.39

The option model used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

            Number   Grant                    Risk           Expected
              of     Date   Type              Free     ------------------------
  Date of  Options   Fair    of    Exercise Interest   Life    Vola-   Dividend
   Grant   Granted   Value  Grant    Price    Rate    (Years)  tility    Yield
   -----   -------   -----  -----    -----    ----    -------  ------    -----

  2/7/95   200,000  $3.291   NQ      4.675   7.143%      8     74.81%     0%
  2/7/95    10,000  $3.033   ISO     4.250   7.143%      6     74.81%     0%

The employee turnover was considered to be none. The weighted average fair value of options granted during the year ended December 31, 1995 was $3.28.

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                             Options Outstanding            Options Exercisable
                       -------------------------------      -------------------
                                   Weighted      Weighted               Weighted
                    Number          Average       Average    Number      Average
    Range of      Outstanding      Remaining     Exercise  Exercisable  Exercise
 Exercise Prices  at 12/31/96  Contractual Life    Price   at 12/31/96    Price
 ---------------  -----------  ----------------    -----   -----------    -----
 $4.50 to $4.95     413,000        7.6 Years       $4.78     342,998      $4.81

The Company has an employee's profit-sharing plan which provides for contributions to a fund of a sum as defined, but not to exceed the amount permitted under the Internal Revenue Service Code as deductible expense. The provision charged to operations was approximately $10,000 for the year ended December 31, 1996 and 1995 and $2,500 for the year ended December 31, 1994. Contributions are funded on a current basis.

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

In June 1994, the parties entered into an agreement to settle this action pursuant to which BFC agreed to pay approximately fifty-six percent (56%) of the face amount of the outstanding debentures held by class members and the debentures will be canceled pursuant to the procedures outlined in the agreement. Following an appeal in this matter, in January 1997, the Company commenced payments to class members under the settlement.

Alan B. Levan and BFC Financial Corporation v. Capital Cities/ABC, Inc. and William H. Wilson, in the United States District Court for the Southern District of Florida, Case No. 92-325-Civ-Atkins. On November 29, 1991, The ABC television program 20/20 broadcast a story about Alan B. Levan and BFC which purportedly depicted some securities transactions in which they were involved. The story contained numerous false and defamatory statements about the Company and Mr. Levan and, February 7, 1992, a defamation lawsuit was filed on behalf of the Company and Mr. Levan against Capital Cities/ABC, Inc. and William H. Wilson, the producer of the broadcast. In December 1996, a jury found in favor of the Company and Mr. Levan and awarded a compensatory judgment of $1.25 million to the Company and $8.75 million to Mr. Levan. Capital Cities/ABC, Inc. and William
H. Wilson have filed a motion for a rehearing in this matter. That motion is currently pending. The Company will recognize such amount, less applicable attorneys' fees, in income upon receipt.

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

Kugler, et.al., (formerly Martha Hess, et. al.), v. I.R.E. Real Estate Income Fund, et al. In the Appellate Court of Illinois, First District, and related cases, App. No. 90-107. On or about May 20, 1988, an individual investor filed the above referenced action against two individual defendants, who allegedly sold securities without being registered as securities brokers in Illinois, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including two partnerships that the Company acquired the assets and liabilities of in the 1991 Exchange transaction, (the "predecessor partnerships") interests in which were sold by the individual and corporate broker defendants. Plaintiff alleged that the sale of limited partnership interests in the predecessor partnerships (among other affiliated and unaffiliated partnerships) by persons and corporations not registered as securities brokers under the Illinois Securities Act constitutes a violation of such Act, and that the Plaintiff, and all others who purchased securities through the individual or corporate defendants, should be permitted to rescind their purchases and recover their principal plus 10% interest per year, less any amounts received. The predecessor partnerships' securities were properly registered in Illinois and the basis of the action related solely to the alleged failure of the Broker Dealer to be properly registered. In October 1996, approximately $3.7 million was placed in escrow to rescind sales and in March 1997, approximately $1.0 million was placed in escrow for attorneys' fees. Final settlement of this matter is subject to notice to class members and approval of the Courts.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In January, 1982, an individual filed suit against a subsidiary of the Company, Eden United, Inc. ("Eden"), seeking return of an earnest money deposit held by an escrow agent and liquidated damages in the amount of $85,000 as a result of the failure to close the purchase and sale of an apartment complex in Indianapolis, Indiana and unspecified damages based on fraud and interference with contract. Eden was to have purchased the apartment complex from a third party and then immediately resell it to plaintiff. The third party was named as a co-defendant and such third party also filed a cross claim against Eden, seeking to recover the earnest money deposit. After trial, subsequent appeals and hearings on remand, in July 1995, the Indiana Court of Appeals affirmed conditionally or remanded in part and reversed in part the decision of the trial court on remand. The effect of the Court of Appeals opinion was to reduce the damage award to $1,285,000 from $2,570,000; disallow prejudgment interest, set the date for computation of postjudgment interest and fix the rate at 8% and require the use of a discount to compute the present value of the damage award. The reduction of the damage award was remanded to the trial court for verification that the trial court used the same method of damage computation as the Court of Appeals and for the trial court to determine the present value and enter a new final judgment. Short filed for a hearing before the Indiana Supreme Court and in March 1996 such hearing was denied. Based upon the ruling, preliminary computations by the Company indicate that the total loss to the Company could be approximately $500,000 not the $4.5 million dollars previously established as a provision in connection with this litigation. Both parties have filed suggested Forms of Entry of Judgment on Remand with the trial court, but the trial court has yet to decide which, if any, of the versions it will utilize, therefore, the amount of the final judgment in this case can still not be determined. The appeal bond in this matter has been reduced by the Court to $800,000. At December 31, 1996, the Company had an accrual of approximately $3 million included in other liabilities with respect to this matter. Such accrual will not be adjusted until such time as a final judgment is issued and all rights of appeal have expired.

15.  QUARTERLY FINANCIAL INFORMATION (unaudited)

Following is quarterly financial information for the years ended 1996 and 1995 (in thousands, except per share data):

                                               Quarter Ended
                                               -------------
1996                               Mar 31,    Jun 30,   Sep 30,  Dec 31,  Total
----                               -------    -------   -------  -------  -----

Revenues                       $   10,372        598      956    1,377   13,303
Costs and expenses                  8,121      1,664    1,573    1,613   12,971
Income (loss) before
 extraordinary item                 3,069      1,531      (41)   1,499    6,058
Net income (loss)                   3,818      1,537      (41)   1,597    6,911
                                   ======      =====     =====   =====    =====

Income (loss) per common
 and common equivalent
 share before extraordinary
 items                         $     1.38        .67     (.02)     .63     2.63
Extraordinary items                   .33          -        -      .04      .37
                                    -----      -----     ----    -----    -----
Net income (loss) per common
 and common equivalent share   $     1.71        .67     (.02)     .67     3.00
                                    =====      =====     ====    =====    =====

Income (loss) per common and
 common equivalent share
 assuming full dilution
 before extraordinary items    $     1.37        .67     (.02)     .63     2.61
Extraordinary items                   .33          -        -      .04      .37
                                    -----      -----     ----    -----    -----
Net income (loss) per common
 and common equivalent share
 assuming full dilution        $     1.70        .67     (.02)     .67     2.98
                                    =====      =====     ====    =====    =====

During the first, second and fourth quarter of 1996, the Company recognized extraordinary gains of approximately $749,000, $6,000 and $98,000 related to revising the estimate of the amount of the settlement liability on the 1989 and 1991 Exchange transactions. In March 1996, Cypress Creek was sold to an unaffiliated third party for approximately $9.7 million. The cost of sale was approximately $6.4 million.

                                                Quarter Ended
                                                -------------
1995                               Mar 31,   Jun 30,  Sep 30,   Dec 31,   Total
----                               -------   -------  -------   -------   -----
Revenues                               543     1,173     571     1,005    3,292
Costs and expenses                   1,746     1,861   1,616     2,258    7,481
Income (loss) before
 extraordinary item                    964     1,744   1,361       161    4,230
Net income                             964     1,744   2,416     2,808    7,932
                                     =====     =====   =====     =====    =====

Income per common and
 common equivalent
 share before
 extraordinary items            $      .47       .81     .60       .07     1.90
Extraordinary items                      -         -     .46      1.16     1.67
                                     -----     -----   -----     -----    -----
Net income per common
 and common equivalent
 share                           $     .47       .81    1.06      1.23     3.57
                                     =====     =====   =====     =====    =====

Income per common and
 common equivalent
 share assuming full
 dilution before
 extraordinary items             $     .47       .79     .59       .07     1.89
Extraordinary items                      -         -     .46      1.16     1.65
                                     -----     -----   -----     -----    -----
Net income per common
 and common equivalent
 share assuming full
 dilution                         $    .47       .79    1.05      1.23     3.54
                                     =====     =====   =====     =====    =====

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

16. Consolidated Statements of Cash Flows

In addition to the non-cash investing and financing activities described elsewhere herein, other non-cash investing and financing activities are as follows:

                                                              December 31,
                                                              ------------
                                                         1996     1995     1994
                                                         ----     ----     ----

The reclassification of redeemable common
 stock to additional paid-in capital due to the
 cancellation of a shareholder agreement             $      -        -    5,776
The net gains associated with the settlements of
 the Exchange litigation, net of income taxes             853    3,242   22,744
The change in stockholders' equity resulting from
 the Company's proportionate share of BBC's net
 unrealized appreciation on securities available
 for sale, less related deferred income taxes          (2,328)   2,546       93
Deferred gain from debt restructuring                       -        -      356
Gain from extinguishment of debt,
 net of income taxes                                        -      460        -
Reinstatement of mortgage receivables
 related to extinguishment of debt                          -    1,484        -
Reinstatement of mortgage payables
 related to extinguishment of debt                          -      976        -
Transfers from escrow accounts to reflect payments
 on the redeemed debenture liability                      537    3,697    8,923
Effect of issuance by BBC of BBC Class A
common stock to Shareholders other than BFC             1,274    1,252       15
Net effect of other BBC capital transactions             (335)       -        -
Mortgages eliminated in connection with the
 disposition of real estate acquired
 in debenture Exchanges                                     -        -   11,112
Loss on disposition of mortgage notes
 and investment, net                                      474        -        -
Increase in equity for the tax effect related to
 the exercise of employee stock options                    77        -        -
BBC dividends on common stock
 declared and paid in subsequent period                   227      215      191
Interest paid on borrowings                             2,396    2,520    2,323

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

The following table presents information for the Company's financial instruments as of December 31, 1996 and 1995
(in thousands):

                                            1996              1995
                                            ----              ----
                                     Carrying  Fair    Carrying   Fair
                                      Amount   Value    Amount    Value
                                      ------   -----    ------    -----
Financial assets:
 Cash and cash equivalents       $    1,796    1,796     1,152    1,152
 Securities available for sale        6,819    6,819     5,105    5,105
 Mortgage notes and related
  receivables, net                    2,180    2,180     5,168    5,168

Financial liabilities:
 Mortgage payables and other
  borrowings                         25,498   25,498    27,616   27,616
 Exchange debentures, net             2,953    2,953     3,810    3,810
                                   ========   ======   =======  =======

18. OTHER MATTERS

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


================================================================================



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

Item 14 (d), financial statements of subsidiaries not consolidated and fifty percent or less owned persons, is incorporated by reference to the annual report on Form 10-K of BankAtlantic Bancorp, Inc. for the fiscal year end December 31, 1996, Commission File Number 33-81972, filed with the Securities and Exchange Commission.

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

(22)      Subsidiaries of the registrant:
                                                                    State of
                           Name                                   Organization
          --------------------------------------                  ------------
              BankAtlantic Bancorp, Inc.                            Florida
              Realty 2000 Corporation                               Florida
              Eden Services, Inc.                                   Florida
              Eden United, Inc.                                     Florida
              First Pensacola Mortgage Company, Inc.                Florida
              U.S. Capital Securities, Inc.                         Florida
              I.R.E. Property Analysts, Inc.                        Florida
              I.R.E. Realty Advisory Group, Inc.                    Florida
              I.R.E. Real Estate Investments, Inc.                  Florida
              I.R.E. Real Estate Investments, Series 2, Inc.        Florida
              I.R.E. Property Management, Inc.                      Florida
              I.R.E. Real Estate Funds, Inc.                        Florida
              I.R.E. Advisors Series 21, Corp.                      Florida
              I.R.E. Advisors Series 23, Corp.                      Florida
              I.R.E. Advisors Series 24, Corp.                      Florida
              I.R.E. Advisors Series 25, Corp.                      Florida
              I.R.E. Advisors Series 26, Corp.                      Florida
              I.R.E. Advisors Series 27, Corp.                      Florida
              I.R.E. Advisors Series 28, Corp.                      Florida
              I.R.E. Advisors Series 29, Corp.                      Florida
              I.R.E. Income Advisors Corp.                          Florida
              I.R.E. Pension Advisors, Corp.                        Florida
              I.R.E. Pension Advisors II, Corp.                     Florida
              Cypress Creek Partners, Inc.                          Delaware
              Center Port Development, Inc.                         Florida

(23) Consents of experts and counsel - Accounts' Consent of KPMG Peat Marwick LLP is attached as Exhibit 23.

(27)      Financial data schedule - Attached as Exhibit 27.

(b)       Reports on Form 8-K

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

          A report on Form 8-K dated January 10, 1997 was filed disclosing that the Board of Directors of BFC Financial Corporation adopted a Stockholder Rights Plan.

(c)       Exhibits - See 14(a) - 3 above.

(d) Financial statements of subsidiaries not consolidated and fifty percent or less owned persons:

          Annual report on Form 10-K for the fiscal year end December 31, 1996 of BankAtlantic Bancorp, Inc.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION
Registrant



By:  /S/ Alan B. Levan                                           March 21, 1997
     -----------------------------------
     Alan B. Levan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ Alan B. Levan                                                March 21, 1997
----------------------------------------
ALAN B. LEVAN, Director and
   Principal Executive Officer



/S/ Glen R. Gilbert                                              March 21, 1997
----------------------------------------
GLEN R. GILBERT, Chief Financial Officer



 /S/ John E. Abdo                                                March 21, 1997
----------------------------------------
JOHN E. ABDO, Director



/S/ Earl Pertnoy                                                 March 21, 1997
----------------------------------------
EARL PERTNOY, Director



/S/ Carl E.B. McKenry, Jr.                                       March 21, 1997
----------------------------------------
CARL E. B. McKENRY, JR., Director