Form 10-K/A
period 1996-12-31
BFC FINANCIAL CORP
filed 1997-04-30
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                    Amendment No. 1 to Application or Report
                    Filed Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Year Ended December 31, 1996

                             Commission File Number
                                     0-9811

                            BFC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                 Florida                                59-2022148
 ---------------------------------------   ------------------------------------
         (State of Organization)           (IRS Employer Identification Number)

        1750 E. Sunrise Boulevard
         Ft. Lauderdale, Florida                          33304
 ---------------------------------------   ------------------------------------
 (Address of Principal Executive Office)                (Zip Code)

                                 (954) 760-5200
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

  Common Stock $.01 par Value                           None
  ----------------------------         --------------------------------------
        (Title of Class)               (Name of Exchange on Which Registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Common stock of $.01 par value, 2,327,682 shares outstanding.

The  undersigned   Registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996, as set forth in the pages attached hereto:

     Add the following items to Part III:

     Item 10.    Directors and Executive Officers of the Registrant.
     Item 11.    Executive Compensation.
     Item 12.    Security Ownership of Certain Beneficial Owners and Management.
     Item 13.    Certain Relationships and Related Transactions.

Such items are attached hereto.

                   BFC Financial Corporation and Subsidiaries

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

(a)  Identification of Directors.

            Name                    Age      Director Since       Term Expires
            ----                    ---      --------------       ------------
      Alan B. Levan                 52            1978                1998
      Earl Pertnoy                  70            1978                1999
      Carl E.B. McKenry, Jr.        67            1981                1997
      John E. Abdo                  53            1988                1999

All directors are to serve until the election and qualification of their respective successors.

(b)  Identification of Executive Officers.

            Name       Age      Position
            ----       ---      --------
      Alan B. Levan    52      President, Chairman of the Board, Director
      Glen R. Gilbert  52      Senior Vice President, Chief Financial Officer,
                                Secretary

All officers are to serve until they resign or are replaced by the Board of Directors.

(c)  Identification of Certain Significant Employees.

The following persons are executive officers of the BFC Financial Corporation's principal subsidiary, BankAtlantic Bancorp, Inc. ("BBC") Positions indicated are those held at BBC.

           Name           Age       Position
           ----           ---       --------
       Alan B. Levan      52   Director, President, Chairman of the Board,
                                   Chief Executive Officer
       John E. Abdo       53   Director, Vice Chairman of the Board
       Frank V. Grieco    52   Director, Senior Executive Vice President
       Jasper Eanes       51   Executive Vice President, Chief Financial Officer
       Jean E. Carvalho   62   Executive Vice President, Corporate Secretary

(d)  Family Relationships.

         None.

(e)  Business Experience.

ALAN B. LEVAN formed the I.R.E. Group in 1972. Since 1978, he has been the Chairman of the Board, President, and Chief Executive Officer of BFC Financial Corporation ("BFC") or its predecessors. He is Chairman of the Board and President of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., U.S. Capital Securities, Inc., and Florida Partners Corporation. He is President, Chairman of the Board and Chief Executive Officer of BBC, the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic"). He is an individual general partner and an officer and a director of the corporate general partner of an affiliated public limited partnership.

CARL E. B. McKENRY, JR. is the Director of the Small Business Institute at the University of Miami in Coral Gables, Florida. He has been associated in various capacities with the University since 1955. He has been a director of BFC Financial Corporation since 1981 and is also a director of the corporate general partner of an affiliated public limited partnership.

EARL PERTNOY has been for more than the past five years a real estate investor and developer. He has been a director of BFC Financial Corporation and its predecessor companies since 1978 and is also a director of the corporate general partner of an affiliated public limited partnership.

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

GLEN R. GILBERT has been Senior Vice President of BFC Financial Corporation since January 1984. In May 1987, he was appointed Chief Financial Officer and in October 1988, was appointed Secretary. He joined BFC in November 1980 as Vice President and Chief Accountant. He has been a certified public accountant since 1970. He serves as an officer of Florida Partners Corporation and of the corporate general partner of an affiliated public limited partnership.

The principal occupation and certain other information with respect to certain significant employees of BFC, not included above, is set forth below. All named persons are executive officers of BFC's principal subsidiary, BBC.
The positions indicated are those held at BBC.

JASPER R. EANES is Executive Vice President and Chief Financial Officer of BBC and BankAtlantic He joined BankAtlantic in January 1989 and became Executive Vice President, Chief Financial Officer in August 1989. He became Executive Vice President and Chief Financial Officer of BBC at its inception in July 1994.

FRANK V. GRIECO is Senior Executive Vice President and a Director of BBC and BankAtlantic He joined BankAtlantic in April 1991 as a Director and Senior Executive Vice President. He became Senior Executive Vice President and a Director of BBC at its inception in July 1994.

JEAN E. CARVALHO joined BankAtlantic in December 1978 and became Executive Vice President, Corporate Secretary in March 1997. She became Corporate Secretary of BBC in November 1994.

(f)  Involvement in Certain Legal Proceedings.

Not applicable.

(g)  Promoters and Control Persons.

Not applicable.


ITEM 11.  Executive Compensation

(b)  Summary Compensation Table.

The following table and the notes thereto set forth information with respect to annual compensation paid by BFC and its subsidiaries, excluding BBC and BankAtlantic, for services rendered in all capacities during the year ended December 31, 1996, to each of the executive officers of BFC as well as total annual compensation paid to each of those individuals for the prior two years.

                                                                           Long-Term Compensation
                                                                        ---------------------------
                                         Annual Compensation                 Awards           Payouts
                                      -------------------------          -------------        -------
                                                            Other    Restricted    Stock                   All
         Name and                                          Annual      Stock      Options                 Other
         Principal                                         Compen-   Awards(s)    Awarded      LTIP      Compen-
         Position           Year     Salary      Bonus     sation       ($)         (#)       Payouts   sation(2)
         --------           ----     ------      -----     ------    ----------   ---------   -------   ---------
Alan B. Levan(1)            1996   $   508,176         -           -          -           -       1,662     80,774
 Chairman of the Board,     1995       315,000   180,500           -          -     100,000       1,634     92,709
 President and Chief        1994       300,577     5,769           -          -     100,000         436    158,601
 Executive Officer

Glen R. Gilbert             1996       209,817     7,760           -          -           -       1,662          -
 Senior Vice President,     1995       199,827    16,066           -          -      10,000       1,634          -
 Chief Financial Officer    1994       190,676     3,660           -          -      15,000         436          -
 and Secretary

----------
(1) Excludes salary, bonuses and other compensation, respectively, paid by BankAtlantic in the amount of $321,168, $193,740 and $0 for 1996; $313,080,
     $0 and $900 for 1995,  and  $294,965,  $151,050  and  $2,212  for 1994.  No
     amounts were paid to Mr. Levan by BBC.

(2)  Represents reimbursements or payments for life and disability insurance.

The foregoing table includes only executive officers of BFC and does not include executive officers of BBC or BankAtlantic. Other than Alan B. Levan, executive officers of BBC and BankAtlantic do not have significant executive responsibilities with respect to key policy decisions of BFC.

(c)  Options/SAR Grants Table.

During the year ended December 31, 1996, there were no grants of stock options pursuant to BFC's Stock Option Plan. BFC has not granted and does not currently grant stock appreciation rights.

(d)  Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table.

The following table sets forth as to each of the named executive officers information with respect to the number of shares of Common Stock acquired upon exercise of options during 1996 and underlying unexercised options at December 31, 1996. BFC has not granted and does not currently grant stock appreciation rights.

                                                       Number of Securities             Value of Unexercised
                        Number of       Value         Underlying Unexercised            In-The-Money Options
                         Shares       Realized         Options at 12/31/96                On 12/31/96 (1)
                       Acquired or      Upon          ----------------------            --------------------
       Name            Exercised      Exercise   Exercisable     Unexercisable     Exercisable     Unexercisable
       ----            ---------      --------   -----------     -------------     -----------     -------------
 Alan B. Levan            12,000      $103,225       154,666            33,334      $1,379,393          $302,506
 Glen R. Gilbert          10,000        99,500        11,666             3,334         109,577            31,673

(1) Based upon the average of the last bid and the last ask as reported by the National Quotation Bureau for the last trading day of 1996 which was $13.75.

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

                                         Performance Period      Threshold,
                            Amount of     Until Maturation         Target
      Name                    Award          or Payment          and Maximum
      ----                    -----          ----------          -----------
      Alan B. Levan         $  1,662         100% Vested           $81,090
      Glen R. Gilbert       $  1,662         100% Vested           $62,706

(f)  Defined Benefit or Actuarial Plan Disclosure

Not applicable.

(g)  Compensation of Directors

Members of the Board of Directors of BFC who are not employees of BFC or its subsidiaries receive $1,750 per month for serving on BFC's Board. Additionally, members of the Audit Committee receive a fee of $1,000 per Audit Committee meeting attended. An automatic grant of options was made in 1993 to members of the Board of Directors of BFC who are not employees of BFC or its subsidiaries pursuant to terms of BFC's Stock Option Plan. Members of the Board of Directors of BFC that are employees of BFC or its subsidiaries are entitled to grants of options as determined by the Compensation Committee. Other than such compensation, there are no other arrangements pursuant to which any director is compensated for his services as such.

(h) Employment Contracts and Termination of Employment and Change of Control Arrangements

Not applicable.

(j)  Compensation Committee Interlocks and Insider Participation

Not applicable.

ITEM 12. Security Ownership of Certain Beneficial Owners & Management

(a)  Security Ownership of Certain Beneficial Owners

The following table and the notes thereto set forth certain information as to those persons known to BFC to be the beneficial owners of more than five percent (5%) of BFC's outstanding Common Stock as of April 24, 1997. Unless otherwise indicated, the beneficial owners listed below have sole voting and investment power over the shares listed beside their names.

   Title          Name and Address                 Amount and Nature    Percent
 of Class        of Beneficial Owner              of Beneficial Owner   of Class
 --------        -------------------              -------------------   --------
                                                           (1)             (1)

  Common   I.R.E. Realty Advisors, Inc.                  242,221          8.8%
           1750 East Sunrise Boulevard                   Direct
           Fort Lauderdale, Florida  33304

  Common   I.R.E. Properties, Inc.                       136,666          5.0%
           1750 East Sunrise Boulevard                   Direct
           Fort Lauderdale, Florida  33304

  Common   I.R.E. Realty Advisory Group, Inc.(2)         500,000          18.2%
           1750 East Sunrise Boulevard                   Direct
           Fort Lauderdale, Florida  33304

  Common   Alan B. Levan (1)(3)(5)                       235,840          8.6%
           1750 East Sunrise Boulevard                   Direct
           Fort Lauderdale, Florida  33304

  Common   Florida Partners Corporation                  133,314          4.9%
           1750 East Sunrise Boulevard                   Direct
           Fort Lauderdale, Florida  33304

  Common   John E. Abdo (1)                              570,750          20.8%
           1350 N.E. 56 Street                           Direct
           Fort Lauderdale, Florida 33334

  Common   Dr. Herbert A. Wertheim (4)                   416,448          15.2%
           191 Leucadendra Drive                         Direct
           Coral Gables, Florida  33156
----------
(1) Amount and nature of beneficial ownership and percent of class include exercisable options to purchase common stock as follows:

                                               Number of
                        Name                    Shares
                        ----                    ------
                     Alan B. Levan               178,775
                     John E. Abdo                200,000
                     Glen R. Gilbert               5,000
                     Earl Pertnoy                  5,000
                     Carl E.B. McKenry             5,000
                                                 -------
                       Total                     393,775
                                                 =======

The amount and nature of beneficial ownership and percent of class for Common Stock, not considering exercisable options to purchase Common Stock, would be as follows (all shares are owned directly except for 1,200 shares owned indirectly by Mr. Levan):

                   Name of                       Amount and Nature      Percent
              Beneficial Owner                of Beneficial Ownership  of Class
              ----------------                -----------------------  --------
          I.R.E. Realty Advisors, Inc.                242,221           10.3%
          I.R.E. Properties, Inc.                     136,666            5.8%
          I.R.E. Realty Advisory Group, Inc.          500,000           21.3%
          Alan B. Levan                                57,065            2.4%
          Florida Partners Corporation                133,314            5.7%
          John E. Abdo                                370,750           15.8%
          Dr. Herbert A. Wertheim                     416,448           17.7%

(2)  BFC owns 45.5% of I.R.E. Realty Advisory Group, Inc.

(3) Alan B. Levan is a controlling and majority shareholder of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc. and may be deemed to be the controlling shareholder of I.R.E. Realty Advisory Group, Inc. and Florida Partners Corporation and therefore may be deemed to be the beneficial owner of the shares of Common Stock owned by such entities in addition to his personal holdings of Common Stock, for an aggregate beneficial ownership of 1,248,041 shares of Common Stock (45.5%).

(4) Dr. Wertheim reported in a Rebuttal of Control Agreement, filed on December 20, 1996, with the Office of Thrift Supervision that he owns 416,448 shares of BFC's Common Stock. The Rebuttal of Control Agreement indicates that Dr. Wertheim has no intention to manage or control, directly or indirectly BFC Financial Corporation.

(5)  1,200 of such shares are held of record by Mr. Levan's wife.

BFC knows of no other persons who beneficially own 5% or more of its outstanding Common Stock.

(b)  Security Ownership of Management

Set forth in the following table and notes thereto is certain information with respect to the beneficial ownership of shares of Common Stock as of April 28, 1996 by each of the directors of BFC and all directors and officers of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power over the shares listed beside their names.

    Title        Name of Beneficial        Amount and Nature of        Percent
  of Class    Owner or Number in Group     Beneficial Ownership       of Class
  --------    ------------------------     --------------------       --------
                                                    (1)                  (1)

   Common    Alan B. Levan (1)(3)             235,840 Direct           8.6%
                                            1,012,201 Indirect        36.9%

   Common    Earl Pertnoy                      11,900 Direct            .4%

   Common    Carl E. B. McKenry, Jr. (2)       5,667 Direct             .2%

   Common    John E. Abdo                      570,750Direct          20.8%

   Common    Glen R. Gilbert                   5,978 Direct             .2%

   Common    All officers and directors
              as a group (5 persons)             1,842,336            67.2%
----------
(1) See Footnote 1, 2 and 3 to the table under the heading "Security Ownership of Certain Beneficial Owners & Management".

(2)  667 of such shares are held of record in an IRA account.

(3)  1,200 of such shares are held of record by Mr. Levan's wife.

(c)  Changes in Control

   None.

ITEM 13. Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

During the year ended December 31, 1996, BFC provided the following services for and received fees or reimbursements from the entities indicated, for the amounts indicated:

                                                                 Amount of
                                                                  Fee or
       Name and Relationship to BFC         Transaction        Reimbursement
       ----------------------------         -----------        -------------
     I.R.E. Pension Investors, Ltd.   Property management        $ 80,895
       (Managing General Partner is   Administrative and
       subsidiary of BFC)             accounting services        $ 44,366

(b)  Certain Business Relationships

Alan B. Levan, the President and a director of BFC, is also President and a director of I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., I.R.E. Realty Advisors, Inc. and Florida Partners Corporation. Mr. Levan is also Chairman of the Board and Chief Executive Officer of BBC and BankAtlantic. Mr. Levan is also a shareholder of I.R.E. Properties, Inc. and I.R.E. Advisors, Inc. and may be deemed controlling shareholder of BFC. Mr. Levan, Earl Pertnoy and Carl McKenry serve on the Board of Directors of the managing general partner of an affiliated public limited partnership. John E. Abdo, a director of BFC, is Vice Chairman of the Board of BankAtlantic.

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

(c)  Indebtedness of Management

Not applicable.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BFC has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



BFC Financial Corporation



By:               /S/
         ----------------------
         Glen R. Gilbert
         Senior Vice President

April 28, 1997