Form 10-Q
period 1997-03-31
BFC FINANCIAL CORP
filed 1997-05-14
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1997


                             Commission File Number
                                     0-9811


                            BFC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                 Florida                                59-2022148
         -----------------------         ---------------------------------------
         (State of Organization)         (I.R.S. Employer Identification Number)


        1750 E. Sunrise Boulevard
         Ft. Lauderdale, Florida                          33304
 ---------------------------------------                ----------
 (Address of Principal Executive Office)                (Zip Code)


                                 (954) 760-5200
               --------------------------------------------------
               Registrant's telephone number, including area code


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

         Common stock of $.01 par value, 2,346,907 shares outstanding. Special Class A common stock of $.01 par value, 0 shares outstanding.

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                      March 31, 1997 and December 31, 1996
                        (in thousands, except share data)
                                   (Unaudited)


                                     Assets
                                                         1997         1996
                                                        ------       ------
Cash and cash equivalents                            $   1,289        1,796
Securities available for sale                            2,385        6,819
Investment in BankAtlantic Bancorp, Inc. ("BBC")        59,855       59,039
Mortgage notes and related receivables, net              1,962        2,180
Real estate acquired in debenture exchanges, net         7,562       10,383
Real estate held for development and sale, net           6,497        6,497
Real estate joint venture                                2,672            -
Escrow for redeemed debenture liability                  6,319       10,528
Other assets                                             1,200        1,599
                                                        ------       ------
     Total assets                                    $  89,741       98,841
                                                        ======       ======

                      Liabilities and Stockholders' Equity

Exchange debentures, net                                 2,841        2,953
Deferred interest on the exchange debentures             2,879        2,806
Redeemed debenture liability                             6,893       16,182
Mortgage payables and other borrowings                  25,160       25,498
Other liabilities                                        3,517        4,663
Deferred income taxes                                    5,637        5,277
                                                        ------       ------
     Total liabilities                                  46,927       57,379



Commitments and contingencies

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                             -            -
 Special class A common stock of $.01 par value;
  authorized 20,000,000 shares; none issued                  -            -
 Common stock of $.01 par value; authorized
  20,000,000 shares; issued 2,392,246
  in 1997 and  2,373,021 in 1996                            22           21
Additional paid-in capital                              20,915       20,890
Retained earnings                                       22,793       20,520
 Less:  treasury stock
   (45,339 shares for 1997 and 1996)                      (280)        (280)
                                                        ------       ------

 Total stockholders' equity before
  BBC net unrealized appreciation
  (depreciation) on debt securities
  available for sale, net of deferred income taxes      43,450       41,151

BBC net unrealized appreciation
 (depreciation) on debt securities
 available for sale, net of deferred income taxes         (636)         311
                                                        ------       ------

 Total stockholders' equity                             42,814       41,462
                                                        ------       ------

     Total liabilities and stockholders' equity      $  89,741       98,841
                                                        ======       ======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
               For the three months ended March 31, 1997 and 1996
                      (in thousands, except per share data)
                                   (Unaudited)

                                                     Three months ended
                                                           March 31,
                                                           ---------
                                                         1997      1996
                                                        -----     -----
Revenues:
 Interest on mortgage notes and
  related receivables                                  $   56        96
 Interest and dividends on securities
  available for sale and escrow accounts                  158       148
 Earnings on real estate rental operations, net           280       355
 Income in real estate joint venture, net                   4         -
 Sale of real estate                                      149     9,700
 Sale of BBC common stock                                 920         -
 Other income, net                                        186        73
                                                        -----     -----
Total revenues                                          1,753    10,372
                                                        -----     -----
Costs and expenses:
 Interest on exchange debentures                          247       320
 Interest on mortgages payable
  and other borrowings                                    514       643
 Cost of sale of real estate                               17     6,411
 Cost of sale of BBC common stock                         699         -
 Loss on disposition of mortgage
  notes and investment, net                                 -       232
 Expenses related to real estate held for
  development and sale, net                                41        31
 Employee compensation and benefits                       305       241
 Occupancy and equipment                                    9        10
 General and administrative, net                          293       233
                                                        -----     -----
Total cost and expenses                                 2,125     8,121
                                                        -----     -----
Income (loss) before equity in earnings
  of BBC, income taxes and
  extraordinary items                                    (372)    2,251
Equity in earnings of BBC                               2,818     2,292
                                                        -----     -----
Income before income taxes
 and extraordinary items                                2,446     4,543
Provision for income taxes                                290     1,474
                                                        -----     -----
Income before extraordinary items                       2,156     3,069
Extraordinary items:
 Gain on settlements of Exchange
  litigation, net of income
  taxes of $70,000 in 1997
  and $462,000 in 1996                                    117       749
                                                        -----     -----
Net income                                             $2,273     3,818
                                                        =====     =====

Income per common and
 common equivalent share:
Before extraordinary items                             $ 0.91      1.38
 Extraordinary items                                     0.05      0.33
                                                        -----     -----
Net income  per common and
 common equivalent share                               $ 0.96      1.71
                                                        =====     =====
Income per common and
 common equivalent share
 assuming full dilution:
Before extraordinary items                             $ 0.91      1.37
 Extraordinary items                                     0.05      0.33
                                                        -----     -----
Net income per common and
 common equivalent share
 assuming full dilution                                $ 0.96      1.70
                                                        =====     =====
Weighted average number of common
 and common equivalent shares
 outstanding                                            2,367     2,228
                                                        =====     =====
Weighted average number of common
 and common equivalent shares
 outstanding assuming full dilution                     2,367     2,239
                                                        =====     =====



     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                    For the three months ended March 31, 1997
                                 (in thousands)
                                   (Unaudited)


                                    Addi-   Retained
                                   tional   Earnings   Trea-
                          Common   Paid-in Accumulated sury
                           Stock   Capital  (Deficit)  Stock    Other    Total
                           -----   -------  --------   ------   ------  --------
Balance at
 December 31, 1996        $   21    20,890   20,520     (280)     311    41,462
Net effect of other BBC
 capital transactions          -      (130)       -        -        -      (130)
Change in BBC net
 unrealized appreciation
 (depreciation) on debt
 securities available for
 sale-net of deferred
 income taxes                  -         -        -        -     (947)     (947)
Exercise of stock options      1       155                 -        -       156
Net income                     -         -    2,273        -        -     2,273
                             ---    ------   ------     ----     ----    ------
Balance at
 March 31, 1997           $   22    20,915   22,793     (280)    (636)   42,814
                             ===    ======   ======     ====     ====    ======



     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 1997 and 1996
                                 (In thousands)
                                   (Unaudited)

                                                              March 31,
                                                            1997      1996
                                                          -------   -------
Operating activities:
Income before extraordinary items                      $    2,156     3,069
Adjustments to reconcile income
 before extraordinary items to net cash
 (used) by operating activities:
Equity in earnings of BBC                                  (2,818)   (2,292)
Depreciation                                                  170       196
Expenses related to real estate held for
 development and sale, net                                     41        31
Income in real estate joint venture, net                       (4)        -
Increase in deferred income taxes                             290     1,474
Accretion on exchange debentures
 and mortgages payable                                          4         3
Amortization of discount on
 loans receivable                                             (11)      (15)
Gain on sale  of real estate, net                            (132)   (3,289)
Gain on sale of BBC common stock, net                        (221)        -
Loss on disposition of mortgage notes  and
 investment, net                                                -       232
Fundings for litigation settlement                         (1,018)        -
Increase in the Exchange escrows
 to fund settlement liability                              (5,108)        -
Increase in deferred interest on the
 exchange debentures                                          190       185
Accrued interest income on escrow accounts                    (68)      (51)
Interest accrued regarding redeemed
 debenture liability                                           52       131
Decrease in other liabilities                                 (57)     (258)
Decrease in other assets                                      578         9
                                                          -------   -------

Net cash (used in) operating activities                    (5,956)     (575)
                                                          -------   -------

Investing activities:
Proceeds from the sales of real estate
 acquired in debenture exchanges                              132         -
Proceeds from the sale of real estate                           -     6,489
Proceeds from the sale of BBC common stock                    916         -
Common stock dividends received from BBC                      227       214
Purchase of securities available for sale                 (11,766)   (6,428)
Proceeds from redemption and maturities
 of securities available for sale                          16,198         -
Principal reduction on loans                                   45     1,278
Increase in real estate                                       (65)     (245)
Improvements to real estate acquired in
 debenture exchanges                                            -       (40)
                                                          -------   -------

Net cash provided  by investing activities                  5,687     1,268
                                                          -------   -------

Financing activities:
Issuance of common stock                                       92         -
Repayments of borrowings                                     (330)   (1,261)
                                                          -------   -------

Net cash  (used in)
 financing activities                                        (238)   (1,261)
                                                          -------   -------

  Decrease in cash and cash equivalents                      (507)     (568)
  Cash and cash equivalents at beginning of period          1,796     1,152
                                                          -------   -------

  Cash and cash equivalents at end of period           $    1,289       584
                                                          =======   =======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 1997


1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1996 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated financial condition at March 31, 1997, the unaudited consolidated results of operations for the three months ended March 31, 1997 and 1996 and the unaudited consolidated cash flows for the three months ended March 31, 1997 and 1996. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and consequently, do not include certain information and notes necessary for a complete presentation of financial condition, results of operations and cash flows as required by generally accepted accounting principles for financial statements. Certain prior year balances have been reclassified to conform with the 1997 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at March 31, 1997 and December 31, 1996 is as follows:

                                           March 31,       December 31,
                                             1997              1996
                                             ----              ----
BBC stockholders' equity                 $   152,605          147,704
Ownership percentage                          40.59%           41.52%
                                             -------          -------
                                              61,942           61,327
Purchase accounting adjustments               (2,087)          (2,288)
                                             -------          -------
Investment in BBC                        $    59,855           59,039
                                             =======          =======

In January 1997, the Company sold 87,875 shares of BankAtlantic Bancorp, Inc. Class A common stock. Net proceeds received from the sale amounted to approximately $916,000 and a net gain of approximately $221,000 was recognized during the quarter ended March 31, 1997.

The Company's ownership in BBC decreased from 41.52% to 40.59% of all outstanding BBC common stock at March 31, 1997, upon the sale of 87,875 shares of BBC's Class A common stock by the Company during January 1997 and changes in BBC's outstanding common stock. At March 31, 1997, the Company's ownership of BBC Class A and B common stock was approximately 34% and 45%, respectively.

In March 1997, BBC formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which exists for the purpose of issuing the Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of BBC. In a public offering in April 1997, BBC Capital issued 2.6 million shares of Preferred Securities haveing a liquidation value of approximately $75 million. Holders of Preferred Securities will be entitled to receive a preferential cumulative cash distribution at a fixed annual percentage of the liquidation amount (9.5%). BBC Capital's sole asset will be the BBC Junior Subordinated Debentures which will bear interest at the same rate as the Preferred Securities and have a stated maturity of 30 years from the date of issuance.

In February 1997, the Board of Directors of BBC declared a five for four common stock dividend effected in the form of a stock split, payable in Class A Common Stock to BBC Class A and Class B common shareholders of record on February 17, 1997. The Stock dividend was payable in Class A Common Stock regardless of the Class of shares held. Where appropriate, amounts throughout this report have been adjusted to reflect the stock split.

3.  SECURITIES AVAILABLE FOR SALE

Included in securities available for sale at March 31, 1997 and December 31, 1996 was approximately $2.4 million and $6.8 million of U.S. Treasury Bills and other investments, respectively. Market value at March 31, 1997 and December 31, 1996 approximates book value.

4.  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities and other supplemental cash flow items for the three months ended March 31, 1997 and 1996 were as follows (in thousands):

                                                               March  31,
                                                               ----------
                                                            1997        1996
                                                           ======      ======
Change in stockholders' equity resulting
  from the Company's proportionate share
  of BBC's net  unrealized  appreciation
  (depreciation)   on  debt   securities
  available for sale,
  less related deferred income taxes                         (947)     (1,803)
                                                           ======      ======
Transfers from escrow accounts to reflect
  payments on the redeemed debenture liability              9,352         275
                                                           ======      ======
Effect of issuance of BBC's common stock
  by BBC to shareholders other than BFC                        -        1,192
                                                           ======      ======
Net effect of other BBC capital transactions                 (130)         -
                                                           ======      ======
Net gain associated with the settlements
  of the Exchange litigation, net of income taxes             117         749
                                                           ======      ======
Loss on disposition of mortgage
  notes and investment, net                                    -          232
                                                           ======      ======
BBC's dividends on common stock
  declared and not received                                   227         241
                                                           ======      ======
Increase in equity for the tax effect related to
  the exercise of employee stock options                       64          -
                                                           ======      ======
Interest paid on borrowings                                   589         643
                                                           ======      ======
Conversion of mortgage receivable to an
  equity interest in an affiliated partnership                184          -
                                                           ======      ======

5. REAL ESTATE

On October 29, 1996, a balloon payment of approximately $9.4 million was due on the mortgage note that is secured by the Burlington Manufacturers Outlet Center. Such payment was not made and the Company received a default notice from the lender. The Company entered into an agreement for forbearance and an extension agreement, which extended the maturity through April 1997. In April 1997, new financing was obtained from an unaffiliated lender and the previous mortgage note was satisfied. The principal amount of the current mortgage note is approximately $9.1 million, the note bears interest at a rate of 9.20% per annum, requires monthly payments of $77,992 and matures on May 1, 2007.

The Company sold, effective October 1, 1996, a 50% interest in a property acquired in the 1989 Exchange. The remaining 50% interest in the property is being accounted for as a real estate joint venture. Because of the Company's continuing involvement, a gain on sale of approximately $0.6 million was deferred, reducing the Company's carrying value in the joint venture.

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

6. NEW ACCOUNTING STANDARD

Financial Accounting Standards Board Statement No. 128, Earnings per Share ("FAS 128") was issued in February 1997. This statement simplifies the standards for computing earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 requires restatement of all prior-period EPS data presented. FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or warrants to issue common stock were exercised. Implementation of FAS 128 will impact disclosure of EPS and will not have a material impact on BFC's Statement of Operations or Statement of Financial Condition.

                   BFC Financial Corporation and Subsidiaries
                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition
General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company which owns approximately 40.59% of the outstanding common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC was formed in April 1994 under the laws of the state of Florida and is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic").

Results of Operations

For the quarter ended March 31, 1997, the Company reported net income of approximately $2.3 million or $.96 primary and fully diluted income per common and common equivalent share as compared to net income of approximately $3.8 million or $1.71 primary and $1.70 fully diluted income per common and common equivalent share for the comparable period in 1996. Operations for the quarter ended March 31, 1997 included an extraordinary gain of approximately $117,000 or $.05 primary and fully diluted income per common and common equivalent share. Operations for the quarter ended March 31, 1996 included an extraordinary gain of approximately $749,000 or $.33 primary and fully diluted income per common and common equivalent share. The 1997 and 1996 extraordinary gains were attributable to changes in the estimate of the amount of the settlement liability associated with the exchange litigation.

The decrease in revenues of approximately $8.6 million for the three months ended March 31, 1997, as compared to the comparable period in 1996 was primarily due to a decrease in sale of real estate of approximately $9.6 million, interest on mortgage notes and related receivables of approximately $40,000 and earnings on real estate rental operations, net of approximately $75,000. This decrease in revenues was partially offset by the sale of BBC Class A common stock of approximately $916,000 and other income, net of approximately $113,000. In February 1997, the Company sold 12.7 acres located in Birmingham, Alabama to an unaffiliated third party for approximately $149,000 and the company recognized a net gain on the sale of approximately $132,000. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" located in Fort Lauderdale, Florida. In March 1996, Cypress Creek was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a net gain of approximately $3.3 million.

Interest on mortgage notes and related receivables decreased for the three months ended March 31, 1997, as compared to the same period in 1996 primarily due to the satisfaction of a loan in 1996 and reductions in the amount of mortgage note receivables from affiliated limited partnerships held by the Company.

Earnings on real estate rental operations, net, decreased for the three months ended March 31, 1997, as compared to the same period in 1996 primarily due to the sale of a 50% interest in a property acquired in the 1989 Exchange and the accounting for the remaining ownership as a real estate joint venture.

In January 1997, the Company sold 87,875 shares of BankAtlantic Bancorp, Inc. Class A common stock, net proceeds received from the sale amounted to approximately $916,000 and a net gain of approximately $221,000 was recognized in connection with the transaction during the quarter ended March 31, 1997.

Other income, net increased for the three months ended March 31, 1997 as compared with the same period in 1996 primarily due to proceeds received relating to a loan from an affiliate which was written-off in prior years.

The decrease in cost and expenses of approximately $6.0 million for the three months ended March 31, 1997, as compared to same period in 1996 was primarily due to: (i) decreases in 1997 in interest on exchange debentures of approximately $73,000, (ii) a decrease in interest on mortgage payable and other borrowings of approximately $129,000, (iii) the inclusion of the cost of sale of real estate of approximately $6.4 million and (iv) the inclusion of the loss on disposition of mortgage notes and investments, net of approximately $232,000 in 1996 results. This decrease was offset by increases in (i) cost of sale of BBC common stock of approximately $699,000, (ii) decreases in employee compensation and benefits of approximately $64,000 and (iii) general and administrative, net, of approximately $60,000.

Interest on exchange debentures decreased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of the accrual of interest on the delayed funding of the 1989 Exchange settlement liability.

Interest on mortgage payables and other borrowings decreased for three months ended March 31, 1997 as compared to the same period in 1996 primarily due to the sale of a 50% interest in a property acquired in the 1989 Exchange (See note 5.) and a reduction in borrowings.

In March 1996, the Company recorded a loss on the disposition of mortgage notes and investment, net, of approximately $232,000 in connection with the disposition of three mortgage notes and an investment due from affiliated limited partnerships. During 1996, the limited partnerships were liquidated.

Employee compensation and benefits increased for the three months ended March 31, 1997, as compared to the same period in 1996 primarily due to bonus accruals and an increase in salary levels.

General and administrative, net, increased for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to an increase in legal and professional and consulting fees associated with the ABC litigation.

BBC's net income applicable to common shareholders for the three months ended March 31, 1997 and 1996, was $6.3 million and $4.7 million, respectively. The Company's equity in BBC's net income for the three months ended March 31, 1997 and 1996, was $2.8 million and $2.3 million, respectively. The increase in equity in earnings of BBC was due to an increase in earnings by BBC, partially offset by the Company's decreased ownership percentage in BBC. The Company's ownership in BBC decreased to 40.59% of all outstanding BBC common stock at March 31, 1997, upon the sale of 87,875 shares of BBC's Class A common stock and changes in BBC's outstanding common stock. At March 31, 1997, the Company's ownership in BBC Class A and B common stock was approximately 34% and 45%, respectively.

Financial Condition

BFC's total assets at March 31, 1997 and at December 31, 1996 were $89.7 million and $98.8 million, respectively. The majority of the difference at March 31, 1997 as compared to December 31, 1996 was due to decreases in (i) securities available for sale, (ii) mortgage notes and related receivables, net, (iii) real estate acquired in debenture exchanges, net and (iv) escrow for redeemed debenture liability. These decreases were offset in part by increases in investment in BBC and real estate joint venture.

Securities available for sale decreased due to the funding of the 1989 Exchange settlement escrow account of approximately $5.1 million and the funding of the Kugler litigation settlement of approximately $1.0 million. This increase was partially offset by net proceeds of approximately $916,000 received in connection with the sale of 87,875 shares of BBC's Class A common stock.

Mortgage notes and related receivables, net, decreased due to the conversion of approximately $184,000 of a note due from an affiliated limited partnership to an equity position in the partnership in January 1997.

The decrease in real estate acquired in debenture exchanges, net and increase in real estate joint venture was due to the sale of a 50% interest in a property acquired in the 1989 Exchange. The remaining 50% interest in the property was accounted for as a real estate joint venture. Because of the Company's continuing involvement in the 50% of the property sold, a gain on sale of approximately $0.6 million was deferred and is reducing the Company's carrying value in the joint venture.

Escrow for redeemed debenture liability decreased due to payments made in accordance with the terms of the Exchange litigation settlements. This decrease was offset in part by the funding of the second half of the Meador (1989 Exchange) settlement escrow account of approximately $5.1 million.

Exchange debentures and deferred interest on the exchange debentures decreased primarily due to the identification of class members that were previously estimated to belong to the group of debenture holders classified as Holders in Due Course. The decrease in deferred interest on the exchange debentures was offset in part by an increase in the deferral of interest on the Exchange debentures pursuant to their terms.

Redeemed debenture liability decreased due to payments made in accordance with the terms of the Exchange litigation settlements.

Mortgages payable and other borrowing decreased due to the payment of the outstanding balance of a broker line of credit of approximately $131,000 and principal payments of other loans according to their terms.

Other liabilities decreased primarily due to the payment of approximately $1.0 million in connection with the Kugler litigation escrow account.

Investment in BBC increased by $816,000 due to an increase in equity in earnings of BBC of approximately $2.8 million, reduced by the common stock dividends of approximately $0.2 million declared in 1997, the net effect of other BBC capital transactions of approximately $130,000, the change in BBC's net unrealized appreciation (depreciation) on debt securities available for sale, net of deferred income taxes of approximately $0.9 million and the sale of 87,875 shares of BBC Class A common stock having a book value of approximately $0.7 million.

Liquidity and Capital Resources

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlement of these lawsuits occurred during 1994. A description of these settlements is contained in the Company's 1996 Annual Report. In connection with the above settlements, the Company deposited $30.6 million into settlement escrow accounts, including a deposit of $5.1 million in March 1997 to the 1989 Exchange settlement escrow. All of the funding required in connection with the Exchange settlement escrow accounts had been provided as of March 31, 1997. The time period for filing a claim in connection with the 1991 Exchange and Meador claimants has expired and the time period for Purcell claimants expires in January 1998. In 1997, based upon claims made and paid pursuant to the settlements of the Exchange litigation, a net gain of approximately $117,000 was recognized for the three months ended March 31, 1997 relating to Class Members No Longer Owning Debentures (as defined).

In May 1995, an entity controlled by the Company contracted to acquire the Regency Golf and Beach Club at Palm-Aire in Pompano Beach, Florida (the "Regency") for $14.5 million and placed a $500,000 deposit in connection therewith. The acquisition was expected to close during 1996, however, because of disagreements with the owner the contract was canceled and the deposit was returned in February 1997.

In connection with the Short litigation, the Company in April 1997, disbursed approximately $783,000 and received a release and satisfaction of judgment. At December 31, 1996, the Company had an accrual of approximately $3 million included in other liabilities with respect to this matter. Such accrual will be adjusted during the quarter ended June 30, 1997. (See Item 3. "Litigation ", Short vs. Eden United, Inc., et. al. in the Company's 1996 Annual Report)

The Company in October  1996 and March 1997,  respectively,  paid  approximately
$3.7 million and $1.0 million into an escrow account to fund the settlement of the Kugler litigation. On April 30, 1997, the Courts approved the Kugler settlement. (See Item 3. "Litigation", Kugler, et.al. v. I.R.E. Real Estate Income Fund, et.al. in the Company's 1996 Annual Report)

As a result of the Exchange litigation settlements, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which the settlements were reached ("Holders in Due Course"), or debentures held by persons that opted out of the litigation. Pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment would include, among other items, the ability to identify which debentures are held by Holders in Due Course and current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures. The Company believes it has sufficient current liquidity to meet its normal operating expenses, but it is not anticipated that it will make current payments of interest on the Exchange debentures until such time as the identity of holders in due course have been determined with reasonable certainty.

As previously indicated, the Company holds approximately 40.59% of all BBC's outstanding common stock. Presently, BBC's primary use of funds during the three month period ended March 31, 1997 is the payment of cash dividends to common stockholders, interest expense on its outstanding subordinated debentures, purchase of $6.3 million of trading account securities and funding a $6.5 million commercial loan. The commercial loan was a loan participation from BankAtlantic. It is anticipated that funds for payment of these items will be obtained from BankAtlantic. Additionally, the ultimate repayment by BBC of its outstanding Debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. BBC has paid a regular quarterly dividend since its formation and management of BBC currently anticipates that it will pay regular quarterly cash dividends on its common stock. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment by BBC of dividends to its shareholders, including the Company.

In March 1997, BBC formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which exists for the purpose of issuing the Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of BBC. In a public offering in April 1997, BBC Capital issued 2.6 million shares of Preferred Securities having a liquidation value of approximately $75 million. Holders of Preferred Securities will be entitled to receive a preferential cumulative cash distribution at a fixed annual percentage of the liquidation amount (9.5%). BBC Capital's sole asset will be the BBC Junior Subordinated Debentures which will bear interest at the same rate as the Preferred Securities and have a stated maturity of 30 years from date of issuance

At March 31, 1997, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 6.49%, 9.86% and 11.12%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a well capitalized institution.

In January 1997, the Company sold 87,875 shares of BBC Class A common stock. Net proceeds received from the sale amounted to approximately $916,000 and a net gain of approximately $221,000 was recognized in connection with the sale during the quarter ended March 31, 1997.

Cash Flows

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                               Three months ended
                                                   March 31,
                                                   ---------
Net cash provided (used) by:                   1997       1996
                                               ----       ----
  Operating activities                      $ (5,956)      (575)
  Investing activities                         5,687      1,268
  Financing activities                          (238)    (1,261)
                                              ------     ------
    Decrease in cash and cash equivalents   $   (507)      (568)
                                              ======     ======

The changes in cash flow used or provided in operating activities are affected by the changes in operations which are discussed elsewhere herein, and by certain other adjustments. These adjustments include additions to operating cash flows for non-operating charges such as depreciation and loss on disposition of mortgage notes and investments, net. Cash flow from operating activities is also adjusted to reflect the use or the providing of cash for increases and decreases, respectively, in operating assets, decreases or increases, respectively of operating liabilities, and increases in exchange debentures deferred interest. Accordingly, the changes in cash flow from operating activities in the periods indicated above has been impacted not only by the changes in operations during the periods but also by these other adjustments.

The primary sources of funds to the Company for the three months ended March 31, 1997 were proceeds from the sale of real estate, sale of BBC Class A common stock, principal reduction on loans, proceeds from redemption and maturities of securities available for sale, revenues from property operations, and dividends from BBC. These funds were primarily utilized to reduce mortgage payables and other borrowings, to fund litigation settlements including the funding of the exchange escrow, to purchase securities available for sale, and to fund operating expenses and general and administrative expenses.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Kugler, et.al., (formerly Martha Hess, et. al.), v. I.R.E. Real Estate Income Fund, et al. In the Appellate Court of Illinois, First District, and related cases, App. No. 90-107. On or about May 20, 1988, an individual investor filed the above referenced action against two individual defendants, who allegedly sold securities without being registered as securities brokers in Illinois, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including two partnerships that the Company acquired the assets and liabilities of in the 1991 Exchange transaction, (the "predecessor partnerships") interests in which were sold by the individual and corporate broker defendants. Plaintiff alleged that the sale of limited partnership interests in the predecessor partnerships (among other affiliated and unaffiliated partnerships) by persons and corporations not registered as securities brokers under the Illinois Securities Act constitutes a violation of such Act, and that the Plaintiff, and all others who purchased securities through the individual or corporate defendants, should be permitted to rescind their purchases and recover their principal plus 10% interest per year, less any amounts received. The predecessor partnerships' securities were properly registered in Illinois and the basis of the action related solely to the alleged failure of the Broker Dealer to be properly registered. In October 1996 the matter was resolved and the Company placed approximately $3.7 million in escrow to fund the rescission of sales and in March 1997, approximately $1.0 million was placed in escrow for plaintiffs attorneys' fees. On April 30, 1997, the Courts approved the Kugler settlement.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana. (See Item 3. "Litigation ", Short vs. Eden United, Inc., et. al. in the Company's 1996 Annual Report.) In April 1997, the Company paid approximately $783,000 and received a release and satisfaction of judgment. At December 31, 1996, the Company had an accrual of approximately $3 million included in other liabilities with respect to this matter. Such accrual will be adjusted during the quarter ended June 30, 1997.

Item 2 through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibit 27 - Financial Data Schedule

  b) No report on Form 8-K was filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BFC Financial Corporation



Date:     May 9, 1997              By:      /s/  Glen R. Gilbert
                                        ------------------------
                                        Glen R. Gilbert, Senior Vice President
                                            and Chief Financial Officer