Form 10-Q
period 1997-06-30
BFC FINANCIAL CORP
filed 1997-08-13
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1997


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

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                       June 30, 1997 and December 31, 1996
                        (in thousands, except share data)
                                   (Unaudited)


                                     Assets
                                                              1997        1996
                                                              ----        ----
Cash and cash equivalents                                   $   435       1,796
Securities available for sale                                 4,537       6,819
Investment in BankAtlantic Bancorp, Inc. ("BBC")             60,733      59,039
Mortgage notes and related receivables, net                   1,928       2,180
Real estate acquired in debenture exchanges, net              7,392      10,383
Real estate held for development and sale, net                6,508       6,497
Real estate joint venture                                     2,664        --
Escrow for redeemed debenture liability                       5,278      10,528
Other assets                                                  1,630       1,599
                                                            -------      ------
Total assets                                                $91,105      98,841
                                                            =======      ======

                      Liabilities and Stockholders' Equity

Exchange debentures, net                                      2,374       2,953
Deferred interest on the exchange debentures                  2,586       2,806
Redeemed debenture liability                                  5,921      16,182
Mortgage payables and other borrowings                       24,917      25,498
Other liabilities                                               586       4,663
Deferred income taxes                                         8,301       5,277
                                                            -------      ------
Total liabilities                                            44,685      57,379


Commitments and contingencies

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                               --          --
Special class A common stock of $.01 par value;
  authorized 20,000,000 shares; none issued                    --          --
Common stock of $.01 par value; authorized
  20,000,000 shares; issued 2,392,246
  in 1997 and 2,373,021 in 1996                                  22          21
Additional paid-in capital                                   19,689      20,890
Retained earnings                                            26,582      20,520
Less: treasury stock
  (45,339 shares for 1997 and 1996)                            (280)       (280)
                                                            -------      ------
Total stockholders' equity before
  BBC net unrealized appreciation
  on securities available for sale,
  net of deferred income taxes                               46,013      41,151

BBC net unrealized appreciation
  on securities available for sale,
  net of deferred income taxes                                  407         311
                                                            -------      ------
Total stockholders' equity                                   46,420      41,462
                                                            -------      ------
Total liabilities and stockholders' equity                  $91,105      98,841
                                                            =======      ======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
        For the six and three month periods ended June 30, 1997 and 1996
                      (in thousands, except per share data)
                                   (Unaudited)

                                                  Six months ended   Three months ended
                                                  ----------------   ------------------
                                                       June 30,          June 30,
                                                       --------          --------
                                                    1997    1996     1997       1996
                                                   -----   ------    -----     -----
Revenues:
Interest on mortgage notes and
 related receivables                              $  112      187       56        91
Interest and dividends on securities
 available for sale and escrow accounts              255      344       97       196
Earnings on real estate rental operations, net       521      585      241       230
Income (loss) in real estate joint venture, net        1     --         (3)     --
Sale of real estate                                  149    9,700     --        --
Net gain from sale of BBC common stock             1,349     --      1,128      --
Reversal of provision for litigation               2,272     --      2,272      --
Other income, net                                    198      154       12        81
                                                   -----   ------    -----     -----
Total revenues                                     4,857   10,970    3,803       598
                                                   -----   ------    -----     -----
Costs and expenses:
Interest on exchange debentures                      440      636      193       316
Interest on mortgages payable
 and other borrowings                              1,037    1,258      523       615
Cost of sale of real estate                           18    6,411        1      --
Loss on disposition of mortgage
 notes and investment, net                          --        232     --        --
Expenses related to real estate held for
 development and sale, net                            89       85       48        54
Employee compensation and benefits                   587      562      282       321
Occupancy and equipment                               20       24       11        14
General and administrative, net                      620      577      327       344
                                                   -----   ------    -----     -----
Total cost and expenses                            2,811    9,785    1,385     1,664
                                                   -----   ------    -----     -----
Income (loss) before equity in earnings
 of BBC, income taxes and
 extraordinary items                               2,046    1,185    2,418    (1,066)
Equity in earnings of BBC                          5,772    4,721    2,954     2,429
                                                   -----   ------    -----     -----
Income before income taxes
 and extraordinary items                           7,818    5,906    5,372     1,363
Provision (benefit) for income taxes               2,537    1,306    2,247      (168)
                                                   -----   ------    -----     -----
Income before extraordinary items                  5,281    4,600    3,125     1,531
Extraordinary items:
Gain from debt restructuring, net of
 deferred income taxes of $114,000
 for the six and three months ended
 June 30, 1997                                       181     --        181      --
Gain on settlements of Exchange
 litigation, net of deferred income taxes
 of $373,000 and $303,000 for the six and
 three month periods ended June 30, 1997,
 respectively and $606,000 and $144,000
 for the six and three month periods
 ended June 30, 1996, respectively                   600      755      483         6
                                                   -----   ------    -----     -----
Net income                                        $6,062    5,355    3,789     1,537
                                                   =====   ======    =====     =====

Income per common and common
 equivalent share:
Before extraordinary items                        $ 2.22     2.04     1.31      0.67
 Extraordinary items                                0.33     0.33     0.28      --
                                                   -----   ------    -----     -----
Net income  per common and
 common equivalent share                          $ 2.55     2.37     1.59      0.67
                                                   =====   ======    =====     =====
Income per common and common
 equivalent share assuming full
 dilution:
Before extraordinary items                        $ 2.19     2.03     1.30      0.67
 Extraordinary items                                0.33     0.33     0.28      --
                                                   -----   ------    -----     -----
Net income per common and
 common equivalent share
 assuming full dilution                           $ 2.52     2.36     1.58      0.67
                                                   =====   ======    =====     =====
Weighted average number of common
 and common equivalent shares
 outstanding                                       2,375    2,261    2,383     2,294
                                                   =====   ======    =====     =====
Weighted average number of common
 and common equivalent shares
 outstanding assuming full dilution                2,407    2,266    2,409     2,294
                                                   =====   ======    =====     =====


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                     For the six months ended June 30, 1997
                                 (in thousands)
                                  (Unaudited)



                                       Addi-    Retained
                                      tional    Earnings    Trea-
                              Common  Paid-in  Accumulated  sury
                              Stock   Capital   (Deficit)   Stock    Other    Total
                              -----   -------   ---------   -----    -----    -----
Balance at
 December 31, 1996            $  21   20,890     20,520      (280)     311    41,462
Net effect of other BBC
 capital transactions           --    (1,356)       --        --      --      (1,356)
Change in BBC net
 unrealized appreciation
 on securities
 available for
 sale-net of deferred
 income taxes                   --       --         --        --        96        96
Exercise of stock options         1      155        --        --       --        156
Net income                      --       --       6,062       --       --      6,062
                              -----   ------     ------      ----      ---    ------
Balance at
 June 30, 1997                $  22   19,689     26,582      (280)     407    46,420
                              =====   ======     ======      ====      ===    ======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 1997 and 1996
                                 (In thousands)
                                   (Unaudited)

                                                                  June 30,
                                                                  --------
                                                                1997        1996
                                                              ----        ----
Operating activities:
Income before extraordinary items                           $ 5,281       4,600
Adjustments to reconcile income
 before extraordinary items to net cash
 (used) by operating activities:
Equity in earnings of BBC                                    (5,772)     (4,721)
Depreciation                                                    342         395
Expenses related to real estate held for
 development and sale, net                                       89          85
Increase in deferred income taxes                             2,537       1,306
Accretion on exchange debentures
 and mortgages payable                                            8           8
Amortization of discount on
 loans receivable                                               (22)        (30)
Gain on sale of real estate, net                               (131)     (3,289)
Net gain from sale of BBC common stock                       (1,349)       --
Loss on disposition of mortgage notes and
 investment, net                                               --           232
Reversal of provision for litigation                         (2,272)       --
Fundings for litigation settlement                           (1,801)       --
Increase in the Exchange escrows
 to fund settlement liability                                (5,123)       --
Increase in deferred interest on the
 exchange debentures                                            380         368
Accrued interest income on escrow accounts                     (128)       (100)
Interest accrued regarding redeemed
 debenture liability                                             52         261
Increase (decrease) in other liabilities                         67        (211)
Decrease (increase) in other assets                             116         (24)
                                                             ------      ------
Net cash (used in) operating activities                      (7,726)     (1,120)
                                                             ------      ------

Investing activities:
Proceeds from the sales of real estate
 acquired in debenture exchanges                                131        --
Proceeds from the sale of real estate                          --         6,489
Proceeds from the sale of BBC common stock                    3,720        --
Common stock dividends received from BBC                        449         429
Purchase of securities available for sale                   (15,081)    (23,513)
Proceeds from redemption and maturities
 of securities available for sale                            17,337      17,456
Principal reduction on loans                                     90       1,305
Increase in real estate                                        (126)       (168)
Improvements to real estate acquired in
 debenture exchanges                                           --           (40)
                                                             ------      ------
Net cash provided by investing activities                     6,520       1,958
                                                             ------      ------
Financing activities:
Issuance of common stock                                         92        --
Increase in borrowings                                        9,144        --
Repayments of borrowings                                     (9,391)     (1,446)
                                                             ------      ------
Net cash (used in)
 financing activities                                          (155)     (1,446)
                                                             ------      ------
Decrease in cash and cash equivalents                        (1,361)       (608)
Cash and cash equivalents at beginning of period              1,796       1,152
                                                             ------      ------
Cash and cash equivalents at end of period                  $   435         544
                                                             ======      ======



See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1997

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1996 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated financial condition at June 30, 1997, the unaudited consolidated results of operations for the six and three months ended June 30, 1997 and 1996 and the unaudited consolidated cash flows for the six months ended June 30, 1997 and 1996. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and consequently, do not include certain information and notes necessary for a complete presentation of financial condition, results of operations and cash flows as required by generally accepted accounting principles for financial statements. Certain prior year balances have been reclassified to conform with the 1997 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at June 30, 1997 and December 31, 1996 is as follows:

                                          June 30,          December 31,
                                           1997                1996
                                           ----                ----
BBC stockholders' equity            $     153,575             147,704
Ownership percentage                       40.78%              41.52%
                                           ------             -------
                                           62,628              61,327
Purchase accounting adjustments            (1,895)             (2,288)
                                          -------             -------
Investment in BBC                   $      60,733              59,039
                                          =======             =======

In June 1997 and January 1997, the Company sold 250,000 and 109,844 shares of BankAtlantic Bancorp, Inc. Class A common stock, respectively. Net proceeds received from these sales amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized in connection with these transactions during the six month period ended June 30, 1997. Net proceeds received from the June 1997 sale amounted to approximately $2.8 million and a net gain of approximately $1.1 million was recognized during the quarter ended June 30, 1997.

The Company owned 40.78% of all outstanding BBC common stock at June 30, 1997. At June 30, 1997, the Company's ownership of BBC Class A and B common stock was approximately 36% and 46%, respectively.

In March 1997, BBC formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which exists for the purpose of issuing the Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of BBC. In a public offering in April 1997, BBC Capital issued $75 million, 2.99 million shares, of Preferred Securities. Holders of Preferred Securities will be entitled to receive a preferential cumulative cash distribution at a fixed annual percentage of the liquidation amount (9.5%). BBC Capital's sole asset is BBC Junior Subordinated Debentures which will bear interest at the same rate as the Preferred Securities and have a stated maturity of 30 years from the date of issuance.

In July 1997, the Board of Directors of BBC declared a five for four common stock dividend effected in the form of a stock split, payable in Class A Common Stock to BBC Class A and Class B common shareholders of record on August 1, 1997. The Stock dividend was payable in Class A Common Stock regardless of the Class of shares held. Where appropriate, amounts throughout this report have been adjusted to reflect the stock split.

3.  SECURITIES AVAILABLE FOR SALE

Included in securities available for sale at June 30, 1997 and December 31, 1996 was approximately $4.5 million and $6.8 million of U.S. Treasury Bills and other investments, respectively. Market value at June 30, 1997 and December 31, 1996 approximates book value.

4.  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities and other supplemental cash flow items for the six months ended June 30, 1997 and 1996 were as follows (in thousands):

                                                              June 30,
                                                              --------
                                                           1997     1996
                                                           ----     ----
Change in stockholders' equity resulting
 from the Company's  proportionate share
 of BBC's net unrealized appreciation
 (depreciation) on securities available
 for sale, less related deferred income taxes                96    (2,935)
                                                          =====     =====
Transfers from escrow accounts to reflect
  payments on the redeemed debenture liability           10,535       427
                                                          =====     =====
Transfer from escrow for redeemed debenture
  liability to securities available for sale in
  connection with the 1991 Exchange
  litigation settlement                                    --       2,977
                                                          =====     =====
Effect of issuance of BBC's common stock
  by BBC to shareholders other than BFC                     --      1,267
                                                          =====     =====
Net effect of other BBC capital transactions             (1,356)      --
                                                          =====     =====
Net gain associated with the settlements
  of the Exchange litigation, net of income taxes           600       755
                                                          =====     =====
Net gain on debt restructuring, net
  of deferred income taxes                                  181       --
                                                          =====     =====
Loss on disposition of mortgage
  notes and investment, net                                 --        232
                                                          =====     =====
BBC's dividends on common stock
  declared and not received                                 221       215
                                                          =====     =====
Increase in equity for the tax effect related to
  the exercise of employee stock options                     64       --
                                                          =====     =====
Interest paid on borrowings                               1,113     1,261
                                                          =====     =====

Conversion of mortgage receivable to an
  equity interest in an affiliated partnership              184       --
                                                          =====     =====

5. REAL ESTATE

On October 29, 1996, a balloon payment of approximately $9.4 million was due on the mortgage note that is secured by the Burlington Manufacturers Outlet Center. Such payment was not made and the Company received a default notice from the lender. The Company entered into an agreement for forbearance and an extension agreement, which extended the maturity through April 1997. In April 1997, new financing was obtained from an unaffiliated lender and the previous mortgage note was satisfied. The principal amount of the current mortgage note is approximately $9.1 million, the note bears interest at a rate of 9.20% per annum, requires monthly payments of $77,992 and matures on May 1, 2007. Upon satisfaction of the previous mortgage note, the Company recognized an extraordinary gain from debt restructuring, net of deferred income taxes of approximately $181,000.

The Company sold, effective October 1, 1996, a 50% interest in a property acquired in the 1989 Exchange. The remaining 50% interest in the property is being accounted for as a real estate joint venture. Because of the Company's continuing involvement, a gain on sale of approximately $0.6 million was deferred, reducing the Company's carrying value in the joint venture.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction, which is included in cost of sale of real estate. As part of the sale of the Cypress Creek property, the Company has an interest in an unaffiliated limited partnership that will entitle it to receive approximately 4.5% of any profits, if any, from development and operation of the property. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. The property is currently being marketed for sale and serves as partial collateral for an $8.08 million loan to the Company from an unaffiliated lender.

6. NEW ACCOUNTING STANDARD

Financial Accounting Standard Board Statement ("(FASB) No. 130 and No. 131 were issued in June 1997. FASB Statement No. 130 ("FAS 130") establishes standards for reporting comprehensive income in financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Some of the items included in comprehensive income are unrealized gains or losses on securities available for sale, underfunded pension obligations and employee stock options. FASB Statement No.131 ("FAS 131") establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial statements issued to shareholders. FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Implementation of FAS 130 and FAS 131 will impact disclosure but will not have an impact on the Company's Statement of Financial Condition or Statement of Operations.

                   BFC Financial Corporation and Subsidiaries
                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition
General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company which owns approximately 40.78% of the outstanding common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC was formed in April 1994 under the laws of the state of Florida and is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic").

Results of Operations

For the quarter ended June 30, 1997, the Company reported net income of approximately $3.8 million or $1.59 primary and $1.58 fully diluted income per common and common equivalent share as compared to net income of approximately $1.5 million or $.67 primary and fully diluted income per common and common equivalent share for the comparable period in 1996. Operations for the quarter ended June 30, 1997 included an extraordinary gain of approximately $664,000 or $.28 primary and fully diluted income per common and common equivalent share. The 1997 extraordinary gain, net of deferred income taxes was due to changes in the estimate of the amount of the settlement liability associated with the exchange litigation of approximately $483,000 and a gain on debt restructuring of approximately $181,000. The 1996 extraordinary gain, net of deferred income taxes of approximately $6,000 was attributable to changes in the estimate of the amount of the settlement liability associated with the exchange litigation.

For the six month period ended June 30, 1997, the Company reported net income of approximately $6.1 million or $2.55 primary and $2.52 fully diluted income per common and common equivalent share as compared to net income of approximately $5.4 million or $2.37 primary and $2.36 fully diluted income per common and common equivalent share for the comparable period in 1996. Operations for 1997 and 1996 included extraordinary gains, net of deferred income taxes of approximately $781,000 or $.33 primary and fully diluted income per common and common equivalent share and $755,000 or $.33 primary and fully diluted income per common and common equivalent share, respectively, relating to changes in the estimate of the amount of the settlement liability on the 1989 and 1991 Exchange transactions and in 1997 a $181,000 gain on debt restructuring.

The increase in revenues of approximately $3.2 million for the quarter ended June 30, 1997, as compared to the comparable period in 1996 was primarily due to the net gain from the sale of BBC Class A common stock of approximately $1.1 million, the reversal of a provision for litigation of approximately $2.3 million and earnings on real estate rental operations, net of approximately $11,000. This increase in revenues was partially offset by decreases in interest on mortgage notes and related receivables of approximately $35,000, interest and dividend on securities available for sale and escrow accounts of approximately $99,000 and other income, net of approximately $69,000.

The decrease in revenues of approximately $6.1 million for the six month period ended June 30, 1997, as compared to the comparable period in 1996 was primarily due to decreases in revenues from sale of real estate of approximately $9.6 million, interest on mortgage notes and related receivables of approximately
$75,000, interest and dividends on securities available for sale and escrow accounts of approximately $89,000 and earnings on real estate rental operations, net of approximately $64,000. This decrease in revenues was offset in part by an increase in revenues associated with the net gain from the sale of BBC Class A common stock of approximately $1.3 million, the reversal of provision for litigation of approximately $2.3 million and other income, net of approximately $44,000.

In June 1997 and January 1997, the Company sold 250,000 and 109,844 shares of BankAtlantic Bancorp, Inc. Class A common stock, respectively. Net proceeds received from these sales amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized in connection with these transactions during the six month period ended June 30, 1997. Net proceeds received from the June 1997 sale amounted to approximately $2.8 million and a net gain of approximately $1.1 million was recognized during the quarter ended June 30, 1997.

In connection with the Short vs. Eden, et al. litigation, the Company at December 31, 1996 had an accrual of approximately $3.0 million included in other liabilities. The Company in April 1997, disbursed approximately $783,000 and received a release and satisfaction of judgment. Accordingly, the remaining accrual of approximately $2.3 million was reversed during the quarter ended June 30, 1997. (See Item 3. "Litigation" in the Company's 1996 Annual Report)

In February 1997, the Company sold 12.7 acres located in Birmingham, Alabama to an unaffiliated third party for approximately $149,000 and the company recognized a net gain on the sale of approximately $132,000. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" located in Fort Lauderdale, Florida. In March 1996, Cypress Creek was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a net gain of approximately $3.3 million.

Interest on mortgage notes and related receivables decreased for the six and three month periods ended June 30, 1997, as compared to the same periods in 1996 primarily due to the satisfaction of a loan receivable in 1996 and reductions in the amount of mortgage note receivables from affiliated limited partnerships held by the Company.

Interest and dividends on securities available for sale and escrow accounts decreased for the six and three month periods ended June 30, 1997, as compared with the same periods in 1996 primarily due to decreases in investable funds attributable to the funding of litigation and decreases in the escrow for redeemed debenture liability related to the settlement of litigation.

Earnings on real estate rental operations, net, decreased for the six month period ended June 30, 1997, as compared to the same periods in 1996 primarily due to the sale of a 50% interest in a property acquired in the 1989 Exchange and the accounting for the remaining ownership as a real estate joint venture. This decrease was partially offset by an increase in rental income at a property acquired in the 1991 Exchange.

Other income, decreased for the quarter ended June 30, 1997 as compared to the same period in 1996 primarily due to the proceeds received in 1996 from advances due from affiliates which were written-off in prior years. Other income, net increased for the six month period ended June 30, 1997 as compared with the same period in 1996 primarily due to proceeds received in 1997 relating to a loan from an affiliate which was written-off in prior years.

The decrease in cost and expenses of approximately $279,000 for the quarter ended June 30, 1997 as compared to same period in 1996 was primarily due to: (i) decreases in interest on exchange debentures of approximately $123,000, (ii) a decrease in interest on mortgage payable and other borrowings of approximately $92,000, (iii) decreases in employee compensation and benefits of approximately $39,000 and (iv) decreases in general and administrative, net of approximately $17,000.

The decrease in cost and expenses of approximately $7.0 million for the six month period ended June 30, 1997 as compared to the comparable period in 1996 was primarily due to: (i) decreases in interest on exchange debentures of approximately $196,000, (ii) a decrease in interest on mortgage payable and other borrowings of approximately $221,000, (iii) the inclusion in 1996 results of the cost of sale of real estate of approximately $6.4 million and (iv) the inclusion of the loss on disposition of mortgage notes and investments, net of approximately $232,000 in 1996 results. This decrease was offset in part by increases in (i) employee compensation and benefits of approximately $25,000 and
(ii) general and administrative, net, of approximately $43,000.

Interest on exchange debentures decreased for the six and three month periods ended June 30, 1997 as compared to the same periods in 1996 as a result of the accrual of interest on the delayed funding of the 1989 Exchange settlement liability during 1996.

Interest on mortgage payables and other borrowings decreased for six and three month periods ended June 30, 1997 as compared to the same periods in 1996 primarily due to the sale during 1996 of a 50% interest in a property acquired in the 1989 Exchange and a reduction in borrowings.

In March 1996, the Company recorded a loss on the disposition of mortgage notes and investment, net, of approximately $232,000 in connection with the disposition of three mortgage notes and an investment due from affiliated limited partnerships. During 1996, the limited partnerships were liquidated.

Employee compensation and benefits decreased for the quarter ended June 30, 1997 as compared to the same period in 1996 primarily due to decreases in leasing commissions and officers' insurance. Employee compensation and benefits increased for the six months ended June 30, 1997, as compared to the same period in 1996 primarily due to bonus accruals. This increase was offset in part by decreases in leasing commissions and officers' insurance.

General and administrative, net decreased for the quarter ended June 30, 1997 as compared to the same period in 1996 primarily due to a 1996 provision relating to the Kugler litigation of approximately $65,000. This decrease was offset in part by increases in trustee fees. General and administrative, net, increased for the six month period ended June 30, 1997 as compared to the same period in 1996 primarily due to an increase in trustee fees, intangible taxes and professional and consulting fees associated with the ABC litigation.

BBC's net income applicable to common shareholders for the six and three month periods ended June 30, 1997 was $13.2 million and $6.8 million, respectively, compared to net income of $10.3 million and $5.5 million for the six and three month periods ended June 30, 1996, respectively. The Company's equity in BBC's net income for the six and three month periods ended June 30, 1997 was $5.8 million and $3.0 million, respectively, compared to its equity in BBC's net income of $4.7 million and $2.4 million for the six and three month periods ended June 30, 1996, respectively. The increase in equity in earnings of BBC was due to an increase in earnings by BBC, partially offset by the Company's decreased ownership percentage in BBC. The Company's ownership in BBC decreased to 40.78% of all outstanding BBC common stock at June 30, 1997. The decrease in ownership was attributable to the sale of 359,844 shares of BBC's Class A common stock by the Company during 1997. This decrease was partially offset by changes in BBC's outstanding common stock. At June 30, 1997, the Company's ownership of BBC Class A and B common stock was approximately 36% and 46%, respectively.

Financial Condition

BFC's total assets at June 30, 1997 and at December 31, 1996 were $91.1 million and $98.8 million, respectively. The majority of the difference at June 30, 1997 as compared to December 31, 1996 was due to decreases in (i) securities available for sale, (ii) mortgage notes and related receivables, net, (iii) real estate acquired in debenture exchanges, net and (iv) escrow for redeemed debenture liability. These decreases were offset in part by increases in investment in BBC and in a real estate joint venture.

Securities available for sale decreased in connection with the funding of the 1989 Exchange settlement escrow account of approximately $5.1 million and the funding of the Kugler and Short litigation settlement of approximately $1.0 million and $783,000, respectively. This decrease was partially offset by net proceeds of approximately $3.7 million received in connection with the sale of 359,844 shares of BBC's Class A common stock.

Mortgage notes and related receivables, net, decreased due to the conversion of approximately $184,000 of a note due from an affiliated limited partnership to an equity position in the partnership in January 1997.

The decrease in real estate acquired in debenture exchanges, net and increase in real estate joint venture was due to the sale of a 50% interest in a property acquired in the 1989 Exchange. The remaining 50% interest in the property was accounted for as a real estate joint venture. Because of the Company's continuing involvement in the 50% of the property sold, a gain on sale of approximately $0.6 million was deferred and will reduce the Company's carrying value in the joint venture.

Escrow for redeemed debenture liability decreased due to payments made in accordance with the terms of the Exchange litigation settlements. This decrease was offset in part by the funding of the second half of the Meador (1989 Exchange) settlement escrow account of approximately $5.1 million.

Exchange debentures and deferred interest on the exchange debentures decreased primarily due to the identification of class members that were previously estimated to belong to the group of debenture holders classified as "Holders in Due Course". The decrease in deferred interest on the exchange debentures was offset in part by an increase in the deferral of interest on the Exchange debentures pursuant to their terms.

Redeemed debenture liability decreased due to payments made in accordance with the terms of the Exchange litigation settlements.

Mortgages payable and other borrowing decreased primarily due to the payment of an outstanding balance on a broker line of credit of approximately $131,000 and principal payments made on loans according to their terms. This decrease was offset in part by a net increase in borrowing of approximately $200,000 relating to an April 1997 debt restructuring and refinancing of a mortgage loan secured by the Burlington, North Carolina property.

Other liabilities decreased primarily due to the payment of approximately $1.0 million in connection with the Kugler litigation escrow account. In connection with the Short litigation, at December 31, 1996, the Company had an accrual of approximately $3.0 million included in other liabilities. The Company in April 1997, disbursed approximately $783,000 and received a release and satisfaction of judgment. Accordingly, the remaining accrual of approximately $2.3 million was reversed during the quarter ended June 30, 1997. (See Item 3. "Litigation", Short vs Eden United, Inc., et. al. in the Company's 1996 Annual Report)

Investment in BBC increased by $1.7 million due to an increase in equity in earnings of BBC of approximately $5.8 million and the change in BBC's net unrealized appreciation on debt securities available for sale, net of deferred income taxes of approximately $96,000, reduced by the sale of 359,844 shares of BBC Class A common stock having a book value of approximately $2.4 million, dividends of approximately $0.4 million declared in 1997 and the net effect of other BBC capital transactions of approximately $1.4 million.

Liquidity and Capital Resources

In connection with the Short litigation, the Company in April 1997, disbursed approximately $783,000 and received a release and satisfaction of judgment. At December 31, 1996, the Company had an accrual of approximately $3.0 million included in other liabilities with respect to this matter. The remaining accrual in the amount of approximately $2.3 million was reversed during the quarter ended June 30, 1997. (See Item 3. "Litigation ", Short vs. Eden United, Inc., et. al. in the Company's 1996 Annual Report)

The Company in October  1996 and March 1997,  respectively,  paid  approximately
$3.7 million and $1.0 million into an escrow account to fund the settlement of the Kugler litigation. On April 30, 1997, the Courts approved the Kugler settlement. (See Item 3. "Litigation", Kugler, et.al. v. I.R.E. Real Estate Income Fund, et.al. in the Company's 1996 Annual Report)

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlement of these lawsuits occurred during 1994. A description of these settlements is contained in the Company's 1996 Annual Report. In connection with the settlements, the Company deposited $30.6 million into settlement escrow accounts, including a deposit of $5.1 million in March 1997 to the 1989 Exchange settlement escrow. All of the funding required in connection with the Exchange settlement escrow accounts had been provided for as of March 31, 1997. The time period for filing a claim in connection with the 1991 Exchange and Meador claimants has expired and the time period for Purcell claimants expires in January 1998. In 1997, based upon claims made and paid pursuant to the settlements of the Exchange litigation, an extraordinary gain, net of deferred income taxes of approximately $600,000 and $483,000 was recognized for the six and three month periods ended June 30, 1997, respectively relating to Class Members No Longer Owning Debentures (as defined).

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

In June 1997 and January 1997, the Company sold 250,000 and 109,844 shares of BankAtlantic Bancorp, Inc. Class A common stock, respectively. Net proceeds received from the 1997 sale amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized in connection with these transactions during the six month period ended June 30, 1997.

As previously indicated, the Company holds approximately 40.78% of all BBC's outstanding common stock. Presently, BBC's primary use of funds is the payment of cash dividends to common stockholders, interest expense on its outstanding 9% Subordinated Debentures, 6 3/4% Convertible Subordinated Debentures, and 9.5% junior Subordinated Debentures, the purchase of $6.3 million of equity securities, the acquisition and retirement of common stock and funding a $6.5 million commercial loan. The commercial loan was a loan participation from BankAtlantic. It is anticipated that funds for interest and dividend payments will be obtained by BBC from BankAtlantic. Additionally, the ultimate repayment by BBC of its outstanding debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. BBC has paid a regular quarterly dividend since its formation and management of BBC has indicated that it currently anticipates that it will pay regular quarterly cash dividends on its common stock. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment by BBC of dividends to its shareholders, including the Company.

In March 1997, BBC formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which exists for the purpose of issuing the Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of BBC. In a public offering in April 1997, BBC Capital issued 2.99 million shares of Preferred Securities having a liquidation value of approximately $75 million. Holders of Preferred Securities will be entitled to receive a preferential cumulative cash distribution at a fixed annual percentage of the liquidation amount (9.5%). BBC Capital's sole asset is BBC Junior
Subordinated Debentures that will bear interest at the same rate as the Preferred Securities and have a stated maturity of 30 years from date of issuance

At June 30, 1997, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 6.79%, 10.03% and 11.28%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a well capitalized institution.

Cash Flows

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                                    Six months ended
                                                        June 30,
                                                        --------
Net cash provided (used) by:                       1997           1996
                                                   ----           ----
  Operating activities                           $ (7,726)        (1,120)
  Investing activities                              6,520          1,958
  Financing activities                               (155)        (1,446)
                                                   ------         ------
    Decrease in cash and cash equivalents        $ (1,361)          (608)
                                                   ======         ======

The changes in cash flow used or provided by operating activities are affected by the changes in operations which are discussed elsewhere herein, and by certain other adjustments. These adjustments include additions to operating cash flows for non-operating charges such as depreciation and loss on disposition of mortgage notes and investments, net. Cash flow from operating activities is also adjusted to reflect the use or the providing of cash for increases and
decreases,   respectively,   in  operating   assets,   decreases  or  increases,
respectively, of operating liabilities and increases in exchange debentures deferred interest and reversal of provision for litigation. Accordingly, the changes in cash flow from operating activities in the periods indicated above has been impacted not only by the changes in operations during the period but also by these other adjustments.

The primary sources of funds to the Company for the six months ended June 30, 1997 were proceeds from the sale of real estate, sale of BBC Class A common stock, increased borrowings, principal reduction on loan receivables, proceeds from redemption and maturities of securities available for sale, revenues from property operations, and dividends from BBC. These funds were primarily utilized to reduce mortgage payables and other borrowings, to fund litigation settlements including the funding of the exchange escrow, to purchase securities available for sale, and to fund operating expenses and general and administrative expenses.

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

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana. (See Item 3. "Litigation ", Short vs. Eden United, Inc., et. al. in the Company's 1996 Annual Report.) In April 1997, the Company paid approximately $783,000 and received a release and satisfaction of judgment. At December 31, 1996, the Company had an accrual of approximately $3.0 million included in other liabilities with respect to this matter. The remaining accrual in the amount of approximately $2.3 million was reversed during the quarter ended June 30, 1997.

Item 2 through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  a) Exhibit 27 - Financial Data Schedule

  b) No report on Form 8-K was filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BFC FINANCIAL CORPORATION



Date:       August 12, 1997     By:       /s/  Alan B. Levan
                                      ----------------------
                                      Alan B. Levan, President



Date:       August 12, 1997     By:       /s/  Glen R. Gilbert
                                      ------------------------
                                      Glen R. Gilbert, Executive Vice President
                                          and Chief Financial Officer