Form 10-Q
period 1997-09-30
BFC FINANCIAL CORP
filed 1997-11-13
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

         For the Quarter Ended September 30, 1997


                             Commission File Number
                                     0-9811


                            BFC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                 Florida                                59-2022148
         (State of Organization)         (I.R.S. Employer Identification Number)


        1750 E. Sunrise Boulevard
         Ft. Lauderdale, Florida                           33304
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

       Class A common stock of $.01 par value, 586,727 shares outstanding. Class B common stock of $.01 par value, 2,346,907 shares outstanding.

                   BFC Financial Corporation and Subsidiaries
                   Index to Consolidated Financial Statements


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

          Consolidated  Statements  of Financial  Condition as of September  30,
               1997 and December 31, 1996

          Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996

          Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 1997

          Consolidated  Statements  of Cash  Flows  for the  nine  months  ended
               September 30, 1997 and 1996

          Notes to Unaudited Financial Statements

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
               of Operations

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                    September 30, 1997 and December 31, 1996
                        (in thousands, except share data)
                                   (Unaudited)

                                     Assets
                                                                 1997      1996
                                                                 ----      ----
Cash and cash equivalents                                     $   446      1,796
Securities available for sale                                   2,062      6,819
Investment in BankAtlantic Bancorp, Inc. ("BBC")               62,701     59,039
Mortgage notes and related receivables, net                     1,894      2,180
Real estate acquired in debenture exchanges, net                7,226     10,383
Real estate held for development and sale, net                  6,026      6,497
Real estate joint venture                                       2,641       --
Escrow for redeemed debenture liability                         5,125     10,528
Other assets                                                    1,673      1,599
                                                              -------    -------
     Total assets                                             $89,794     98,841
                                                              =======    =======

                      Liabilities and Stockholders' Equity

Exchange debentures, net                                        1,777      2,953
Deferred interest on the exchange debentures                    2,036      2,806
Redeemed debenture liability                                    5,692     16,182
Mortgage payables and other borrowings                         23,031     25,498
Other liabilities                                                 511      4,663
Deferred income taxes                                           8,940      5,277
                                                              -------    -------
     Total liabilities                                         41,987     57,379


Commitments and contingencies

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                 --         --
Class A common stock of $.01 par value,
 authorized  20,000,000 shares; issued and outstanding
 586,727 and 0 shares in 1997 and 1996                              5       --
Class B common stock, of $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  2,346,907 in 1997 and  2,327,682 in 1996                         21         21
Additional paid-in capital                                     18,800     20,610
Retained earnings                                              28,518     20,520
                                                              -------    -------

 Total stockholders' equity before
  BBC net unrealized appreciation
   on debt securities available for sale,
   net of deferred income taxes                                47,344     41,151

BBC net unrealized appreciation
 on debt securities available for sale,
  net of deferred income taxes                                    463        311
                                                              -------    -------

 Total stockholders' equity                                    47,807     41,462
                                                              -------    -------

Total liabilities and stockholders' equity                    $89,794     98,841
                                                              =======    =======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
     For the nine and three month periods ended September 30, 1997 and 1996
                     (in thousands, except per share data)
                                   (Unaudited)

                                            Nine months ended Three months ended
                                              September 30,       September 30,
                                              -------------       -------------
                                             1997      1996      1997      1996
                                             ----      ----      ----      ----
Revenues:
 Interest on mortgage notes and
  related receivables                      $  166       256        54        69
 Interest and dividends on securities
  available for sale and escrow accounts      365       553       110       209
 Earnings on real estate rental operations,   772       872       251       287
 Sale of real estate                          992     9,700       843      --
 Net gain from sale of BBC common stock     1,349      --        --        --
 Net gain from retirement of debt             187      --         187      --
 Reversal of provision for litigation       2,272      --        --        --
 Other income, net                            200       545         2       391
                                           ------    ------    ------    ------
Total revenues                              6,303    11,926     1,447       956
                                           ------    ------    ------    ------

Costs and expenses:
 Interest on exchange debentures              595       959       155       323
 Interest on mortgages payable
  and other borrowings                      1,533     1,871       496       613
 Cost of sale of real estate                  676     6,411       658      --
 Loss on disposition of mortgage
  notes and investment, net                  --         289      --          57
 Expenses  related to real estate held
  for development and sale, net               156       127        67        42
 Loss  in real estate joint venture, net       16      --          17      --
 Employee compensation and benefits           863       859       276       297
 Occupancy and equipment                       31        34        11        10
 General and administrative, net              768       808       148       231
                                           ------    ------    ------    ------
Total cost and expenses                     4,638    11,358     1,828     1,573
                                           ------    ------    ------    ------
Income (loss) before equity in earnings
  of BBC, income taxes and
  extraordinary items                       1,665       568      (381)     (617)
Equity in earnings of BBC                   8,579     5,297     2,807       576
                                           ------    ------    ------    ------
Income (loss) before income taxes
 and extraordinary items                   10,244     5,865     2,426       (41)
Provision  for income taxes                 3,114     1,306       577      --
                                           ------    ------    ------    ------
Income (loss) before extraordinary items    7,130     4,559     1,849       (41)
Extraordinary items:
 Gain from debt restructuring, net of
  deferred income taxes of $114,000
  for the nine months ended
  September 30, 1997                          181      --        --        --
 Gain on settlements of Exchange
  litigation, net of deferred income taxes
  of $435,000 and $62,000 for the nine  and
  three month periods ended September 30,
  1997, respectively and $606,000 for
  the nine months ended September 30, 1996    692       755        92      --
                                           ------    ------    ------    ------
Net income (loss)                          $8,003     5,314     1,941       (41)
                                           ======    ======    ======    ======

Income (loss) per common and
 common equivalent share:
 Before extraordinary items                $ 2.38      1.60      0.61     (0.01)
 Extraordinary items                         0.29      0.26      0.03      --
                                           ------    ------    ------    ------
Net income  (loss) per common and
 common equivalent share                   $ 2.67      1.86      0.64     (0.01)
                                           ======    ======    ======    ======

Income (loss) per common and
 common equivalent share
 assuming full dilution:
 Before extraordinary items                $ 2.31      1.58      0.60     (0.01)
 Extraordinary items                         0.28      0.26      0.03      --
                                           ------    ------    ------    ------
Net income (loss) per common and
 common equivalent share
 assuming full dilution                    $ 2.59      1.84      0.63     (0.01)
                                           ======    ======    ======    ======
Weighted average number of common
 and common equivalent shares
 outstanding                                2,995     2,849     3,039     2,894
                                           ======    ======    ======    ======
Weighted average number of common
 and common equivalent shares
 outstanding assuming full dilution         3,081     2,881     3,102     2,976
                                           ======    ======    ======    ======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                  For the nine months ended September 30, 1997
                                 (in thousands)
                                   (Unaudited)



                                        Addi-
                                       tional
                            Common     Paid-in   Retained
                            Stock     Capital    Earnings     Other     Total
                            -----     -------    --------     -----     -----
Balance at
 December 31, 1996         $   21     20,610     20,520        311     41,462
Net effect of other BBC
 capital transactions        --       (1,966)      --         --       (1,966)
Change in BBC net
 unrealized appreciation
 on securities
 available for
 sale-net of deferred
 income taxes                --         --         --          152        152
5 for 4 stock split
 October 1997                   5       --           (5)      --         --
Exercise of stock options    --          156       --         --          156
Net income                   --         --        8,003       --        8,003
                           ------    -------     ------     ------    -------
Balance at
 September 30, 1997        $   26     18,800     28,518        463     47,807
                           ======    =======     ======     ======    =======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1997 and 1996
                                 (In thousands)
                                   (Unaudited)

                                                               September 30,
                                                               -------------
                                                             1997        1996
                                                             ----        ----
Operating activities:
Income before extraordinary items                           7,130       4,559
Adjustments to reconcile income before
 extraordinary items to net cash (used)
 provided by operating activities:
Equity in earnings of BBC                                  (8,579)     (5,297)
Depreciation                                                  513         594
Expenses  related to real estate held for
 development and sale, net                                    156         127
Loss in real estate joint venture, net                         16        --
Increase in deferred income taxes                           3,114       1,306
Accretion on exchange debentures
 and mortgages payable                                         11          12
Amortization of discount on
 loans receivable                                             (34)        (45)
Gain on sale  of real estate, net                            (316)     (3,289)
Net gain from sale of BBC common stock                     (1,349)       --
Gain from litigation cost, net                               --          (211)
Loss on disposition of mortgage notes  and
 investment, net                                             --           289
Net gain from retirement of debt                             (187)       --
Reversal of provision for litigation                       (2,272)       --
Fundings for litigation settlement                         (1,801)       --
Proceeds received from litigation settlement                 --         1,109
Increase in the Exchange escrows
 to fund settlement liability                              (5,148)       --
Proceeds from the 1991 Exchange escrow                       --         2,903
Increase in deferred interest on the
 exchange debentures                                          531         555
Accrued interest income on escrow accounts                   (183)       (144)
Interest accrued regarding redeemed
 debenture liability                                           52         391
Decrease in other liabilities                                  (8)       (232)
Decrease  in other assets                                      89         123
                                                          -------     -------
Net cash provided (used in) operating activities           (8,265)      2,750
                                                          -------     -------
Investing activities:
Proceeds from the sales of real estate
 acquired in debenture exchanges                              131        --
Proceeds from the sale of real estate                        --         6,489
Proceeds from the sale of BBC common stock                  3,720        --
Common stock dividends received from BBC                      737         656
Purchase of securities available for sale                 (19,039)    (38,487)
Proceeds from redemption and maturities
 of securities available for sale                          23,774      31,399
Principal reduction on loans                                  136       2,420
Decrease (increase) in real estate                            476        (225)
Addition to office properties and equipment                   (21)       --
Improvements to real estate acquired in
 debenture exchanges                                           (3)        (42)
                                                          -------     -------
Net cash provided  by investing activities                  9,911       2,210
                                                          -------     -------
Financing activities:
Issuance of common stock                                       92        --
Increase in borrowings                                      9,144        --
Repayments of borrowings                                  (12,232)     (1,931)
                                                          -------     -------
Net cash  (used in)
 financing activities                                      (2,996)     (1,931)
                                                          -------     -------
  Increase (decrease) in cash and cash equivalents         (1,350)      3,029
  Cash and cash equivalents at beginning of period          1,796       1,152
                                                          -------     -------
  Cash and cash equivalents at end of period                  446       4,181
                                                          =======     =======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 1997

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1996 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated financial condition at September 30, 1997, the unaudited consolidated results of operations for the nine and three months ended September 30, 1997 and 1996 and the unaudited consolidated cash flows for the nine months ended September 30, 1997 and 1996. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and consequently, do not include certain information and notes necessary for a complete presentation of financial condition, results of operations and cash flows as required by generally accepted accounting principles for financial statements. Certain prior year balances have been reclassified to conform with the 1997 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at September 30, 1997 and December 31, 1996 is as follows:

                                           September 30,    December 31,
                                               1997            1996
                                               ----            ----
         BBC stockholders' equity           $ 156,558        147,704
         Ownership percentage                   41.14%         41.52%
                                            ---------      ---------
                                               64,408         61,327
         Purchase accounting adjustments       (1,707)        (2,288)
                                            ---------      ---------
         Investment in BBC                  $  62,701         59,039
                                            =========      =========

During January and June 1997, the Company sold 359,844 shares of BankAtlantic Bancorp, Inc. Class A common stock. Net proceeds received from these sales amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized during the nine month period ended September 30, 1997.

The Company owned 41.14% of all outstanding BBC common stock at September 30, 1997. At September 30, 1997, the Company's ownership of BBC Class A and B common stock was approximately 37% and 46%, respectively.

On October 27, 1997, BBC filed a registration statement with the Securities and Exchange commission relating to proposed public offerings of 3.0 million shares of Class A Common Stock, and $100.0 million of Convertible Subordinated Debentures. The offering price of the Class A Common Stock and the terms of the Convertible Subordinated Debentures will be determined at the time offerings become effective and will be subject to, among other things, market conditions. There is no assurance that the proposed offerings will be completed.

3.  SECURITIES AVAILABLE FOR SALE

Included in securities available for sale at September 30, 1997 and December 31, 1996 was approximately $2.1 million and $6.8 million of U.S. Treasury Bills and other investments, respectively. Market value at September 30, 1997 and December 31, 1996 approximated book value.

4.  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities and other supplemental cash flow items for the nine months ended September 30, 1997 and 1996 were as follows (in thousands):

                                                             September 30,
                                                            1997      1996
                                                            ----      ----
 Change in stockholders' equity resulting
  from the Company's proportionate share
  of BBC's net unrealized appreciation
  (depreciation) on securities available
  for sale, less related deferred income taxes                152    (2,643)
                                                           ======    ======
 Transfers from escrow accounts to reflect
  payments on the redeemed debenture liability             10,765       505
                                                           ======    ======
 Effect of issuance of BBC's common stock
  by BBC to shareholders other than BFC                      --       1,274
                                                           ======    ======
 Net effect of other BBC capital transactions              (1,966)     (536)
                                                           ======    ======
 Net gain associated with the settlements
  of the Exchange litigation, net of deferred
  income taxes                                                692       755
                                                           ======    ======
 Net gain on debt restructuring, net of deferred
  income taxes                                                181      --
                                                           ======    ======
 Loss on disposition of mortgage
  notes and investment, net                                  --         289
                                                           ======    ======
 BBC's dividends on common stock
  declared and received in subsequent period                  288       215
                                                           ======    ======
 Increase in equity for the tax effect related to
  the exercise of employee stock options                       64      --
                                                           ======    ======
 Conversion of mortgage receivable to an
  equity interest in an affiliated partnership                184      --
                                                           ======    ======
 Interest paid on borrowings                                1,611     1,874
                                                           ======    ======
 Income taxes paid                                           --         122
                                                           ======    ======

5. REAL ESTATE

On October 29, 1996, a balloon payment of approximately $9.4 million was due on the mortgage note that was secured by the Burlington Manufacturers Outlet Center. Such payment was not made and the Company received a default notice from the lender. The Company entered into an agreement for forbearance and an extension agreement, which extended the maturity through April 1997. In April 1997, new financing was obtained from an unaffiliated lender and the previous mortgage note was satisfied. The principal amount of the current mortgage note is approximately $9.1 million, the note bears interest at a rate of 9.20% per annum, requires monthly payments of $77,992 and matures on May 1, 2007. Upon satisfaction of the previous mortgage note, the Company recognized an extraordinary gain of approximately $181,000 from debt restructuring, net of deferred income taxes.

The Company sold, effective October 1, 1996, a 50% interest in a property acquired in the 1989 Exchange. The remaining 50% interest in the property is being accounted for as a real estate joint venture. Because of the Company's continuing involvement, a gain on sale of approximately $0.6 million was deferred, reducing the Company's carrying value in the joint venture.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction, which is included in cost of sale of real estate. As part of the sale of the Cypress Creek property, the Company received an interest in an unaffiliated limited partnership that will entitle it to receive approximately 4.5% of any profits, if any, from development and operation of the property. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. In August 1997, approximately four acres were sold from the Centerport property to unaffiliated third parties for approximately $843,000 and the company recognized a net gain from the sale of real estate of approximately $185,000. Included in cost of sales is approximately $185,000 representing the Abdo Group profit participation from the transaction. All proceeds from the sale were utilized to reduce the borrowing for which the Centerport property serves as partial collateral. The current balance on the borrowing is approximately $7.2 million and is due to an unaffiliated lender. Payment of profit participation will be deferred until the lender is repaid. The remainder of the Centerport property is currently being marketed for sale. and serves as partial collateral for a

6. OTHER MATTERS

On October 6, 1997, the Board of Directors of the Company declared a 25 percent common stock dividend payable in shares of the Company's newly designated Class A Common Stock to the Company's common stockholders of record on October 6, 1997. The shares of Class A Common Stock were issued on October 21, 1997. The Class A Common Stock is a newly authorized series of the Company's capital stock and no shares were outstanding prior to the dividend. Pursuant to the Company's Articles of Incorporation, the Company's then existing common stock was automatically redesignated as "Class B Common Stock" without changing any of its rights and preferences upon the authorization by the Board of the stock dividend. The Class A Common Stock and the Class B Common Stock have substantially identical terms except that (i) the Class B Common Stock is entitled to one vote per share while the Class A Common Stock will have no voting rights other than those required by Florida law and (ii) each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock. All share and per share amounts included herein have been adjusted to reflect the stock dividend.

                   BFC Financial Corporation and Subsidiaries
                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition
General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company which owns approximately 41.14% of the outstanding common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC was formed in April 1994 under the laws of the state of Florida and is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic").

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the
Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there is no assurance that the results discussed in such forward-looking statements contained in this report will, in fact, occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.

Results of Operations

For the quarter ended September 30, 1997, the Company reported net income of approximately $1.9 million or $.64 primary and $.63 fully diluted income per common and common equivalent share as compared to net loss of approximately $41,000 on or $.01 primary and fully diluted loss per common and common equivalent share for the comparable period in 1996. Operations for the quarter ended September 30, 1997 included an extraordinary gain of approximately $92,000 or $.03 primary and fully diluted income per common and common equivalent share. The 1997 extraordinary gain, net of deferred income taxes was due to changes in the estimate of the amount of the settlement liability associated with the exchange litigation.

For the nine month period ended September 30, 1997, the Company reported net income of approximately $8.0 million or $2.67 primary and $2.59 fully diluted income per common and common equivalent share as compared to net income of approximately $5.3 million or $1.86 primary and $1.84 fully diluted income per common and common equivalent share for the comparable period in 1996. Operations for 1997, included extraordinary gains of approximately $873,000 or $.29 primary and $.28 fully diluted income per common and common equivalent share. The 1997 extraordinary gains, net of deferred income taxes was due to changes in the estimate of the amount of the settlement liability associated with the exchange litigation of approximately $692,000 and a $181,000 gain on debt restructuring. Operations for 1996 included extraordinary gains, net of deferred income taxes of approximately $755,000 or $.26 primary and fully diluted income per common and common equivalent share, relating to changes in the estimate of the amount of the settlement liability associated with the exchange litigation.

The increase in revenues of approximately $491,000 for the quarter ended September 30, 1997, as compared to the comparable period in 1996 was primarily due to sale of real estate of approximately $843,000 and the net gain from retirement of debt of approximately $187,000. This increase in revenues was offset in part by decreases in interest on mortgage notes and related receivables of approximately $15,000, interest and dividends on securities available for sale and escrow accounts of approximately $99,000, earnings on real estate rental operations, net of approximately $36,000 and other income, net of approximately $389,000.

The decrease in revenues of approximately $5.6 million for the nine month period ended September 30, 1997, as compared to the comparable period in 1996 was primarily due to decreases in revenues from sale of real estate of approximately $8.7 million, interest on mortgage notes and related receivables of approximately $90,000, interest and dividends on securities available for sale and escrow accounts of approximately $188,000, earnings on real estate rental operations, net of approximately $100,000 and other income, net of approximately $345,000. This decrease in revenues was offset in part by an increase in revenues associated with the net gain from the sale of BBC Class A common stock of approximately $1.3 million, the net gain from retirement of debt of approximately $187,000 and the reversal of provision for litigation of approximately $2.3 million.

In February 1997, the Company sold 12.7 acres located in Birmingham, Alabama to an unaffiliated third party for approximately $149,000 and the company recognized a net gain on the sale of approximately $132,000. In August 1997, approximately four acres were sold from the Centerport property to unaffiliated third parties for approximately $843,000 and the company recognized a net gain from the sale of real estate of approximately $185,000. Included in cost of sales is approximately $185,000 representing the Abdo Group profit participation from the transaction. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" located in Fort Lauderdale, Florida. In March 1996, Cypress Creek was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a net gain of approximately $3.3 million.

During January and June 1997, the Company sold 359,844 shares of BankAtlantic Bancorp, Inc. Class A common stock. Net proceeds received from these sales amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized during the nine month period ended September 30, 1997.

During the quarter ended September 30, 1997, the Company recognized a net gain from retirement of debt of approximately $187,000, upon redemption of exchange debentures at a discount.

In connection with the Short vs. Eden, et al. litigation, the Company at December 31, 1996 had an accrual of approximately $3.0 million included in other liabilities. The Company in April 1997 disbursed approximately $783,000 and received a release and satisfaction of judgment. Accordingly, the remaining accrual of approximately $2.3 million was reversed during the quarter ended June 30, 1997. (See Item 3. "Litigation" in the Company's 1996 Annual Report)

Interest on mortgage notes and related receivables decreased for the nine and three month periods ended September 30, 1997, as compared to the same periods in 1996 primarily due to the satisfaction of a loan receivable in 1996 and reductions in the amount of mortgage note receivables from affiliated limited partnerships held by the Company.

Interest and dividends on securities available for sale and escrow accounts decreased for the nine and three month periods ended September 30, 1997, as compared with the same periods in 1996 primarily due to decreases in investable funds attributable to the funding of litigation.

Earnings on real estate rental operations, net, decreased for the nine and three month periods ended September 30, 1997, as compared to the same periods in 1996 primarily due to the sale of a 50% interest in a property acquired in the 1989 Exchange and the accounting for the remaining ownership as a real estate joint venture. This decrease was partially offset by an increase in net operating income at a property acquired in the 1991 Exchange.

Other income, decreased for the nine and three month periods ended September 30, 1997 as compared to the same periods in 1996 primarily due a net gain of approximately $211,000 in 1996 associated with the settlement of litigation related to the cleanup of contamination on a property formerly owned by the Company. An additional $142,000 was also recognized in 1996 when the first mortgage holder on a property formerly owned by the Company allowed release of funds from an escrow account for an improvement reserve that was established during the time the Company owned the property.

The increase in cost and expenses of approximately $255,000 for the quarter ended September 30, 1997 as compared to same period in 1996 was primarily due to the cost of sale of real estate of approximately $658,000, expenses related to real estate held for development and sale, net of approximately $25,000 and the inclusion of the loss in real estate joint venture, net of approximately $17,000 in 1997. This increase was offset with (i) decreases in interest on exchange debentures of approximately $168,000, (ii) decreases in interest on mortgage payable and other borrowings of approximately $117,000, (iii) the inclusion of the loss on disposition of mortgage notes and investments, net of approximately $57,000 in 1996 results, (iv) decreases in employee compensation and benefits of approximately $21,000 and (iv) decreases in general and administrative, net of approximately $83,000.

The decrease in cost and expenses of approximately $6.7 million for the nine month period ended September 30, 1997 as compared to the comparable period in 1996 was primarily due to: (i) decreases in interest on exchange debentures of approximately $364,000, (ii) decreases in interest on mortgage payable and other borrowings of approximately $338,000, (iii) decreases in the cost of sale of real estate of approximately $5.7 million (iv) the inclusion of the loss on disposition of mortgage notes and investments, net of approximately $289,000 in 1996 results and (v) decreases in general and administrative, net of approximately $40,000. This decrease was partially offset with an increase in expenses related to real estate held for development and sale, net of approximately $29,000 and the inclusion of the loss in real estate joint venture, net of approximately $16,000 in 1997

Interest on exchange debentures decreased for the nine and three month periods ended September 30, 1997 as compared to the same periods in 1996 as a result of the accrual of interest during 1996 on the delayed funding of the 1989 Exchange settlement liability and the reduction in the amount payable on the exchange debentures.

Interest on mortgage payables and other borrowings decreased for the nine and three month periods ended September 30, 1997 as compared to the same periods in 1996 primarily due to the sale during 1996 of a 50% interest in a property acquired in the 1989 Exchange and a reduction in borrowings.

The Company recorded a loss on the disposition of mortgage notes and investment, net, of approximately $232,000 in connection with the March 1996 disposition of three mortgage notes and an investment due from affiliated limited partnerships. During the quarter ended September 30, 1996, the Company wrote-off an additional $57,000 related to these limited partnerships. During 1996, the limited partnerships were liquidated.

Expenses related to real estate held for development and sale, net increased for the nine and three month periods ended September 30, 1997 as compared to the same periods in 1996 primarily due to an increase in administrative expenses.

Employee compensation and benefits decreased for the quarter ended September 30, 1997 as compared to the same period in 1996 primarily due to decreases in officers' insurance and salary.

General and administrative, net decreased for the nine and three month periods ended September 30, 1997 as compared to the same periods in 1996 primarily due to decreased legal fees. Additionally, general and administrative, net decreased for the nine month period ended as compared to the same period in 1996 due to a 1996 provision relating to the Kugler litigation of approximately $65,000. This decrease was offset in part by increases in trustee fees, intangible taxes, professional and consulting fees associated with the ABC litigation and a decrease in the reimbursement of administrative costs from an affiliated partnership. The partnership was liquidated in 1996, upon the sale of its property.

BBC's net income applicable to common shareholders for the nine and three month periods ended September 30, 1997 was $19.6 million and $6.4 million, respectively, compared to net income of $11.4 million and $1.1 million for the nine and three month periods ended September 30, 1996, respectively. The Company's equity in BBC's net income for the nine and three month periods ended September 30, 1997 was $8.6 million and $2.8 million, respectively, compared to its equity in BBC's net income of $5.3 million and $576,000 for the nine and three month periods ended September 30, 1996, respectively. The increase in equity in earnings of BBC was due to an increase in earnings by BBC, partially offset by the Company's decreased ownership percentage in BBC. The Company's ownership in BBC decreased to 41.14% of all outstanding BBC common stock at September 30, 1997. The decrease in ownership was attributable to the sale of 359,844 shares of BBC's Class A common stock by the Company during 1997. This decrease was partially offset by changes in BBC's outstanding common stock primarily due to the repurchase of its shares. At September 30, 1997, the Company's ownership of BBC Class A and B common stock was approximately 37% and 46%, respectively.

Financial Condition

BFC's total assets at September 30, 1997 and at December 31, 1996 were $89.8 million and $98.8 million, respectively. The majority of the difference at September 30, 1997 as compared to December 31, 1996 was due to decreases in (i) securities available for sale, (ii) mortgage notes and related receivables, net,
(iii) real estate held for development and sale, net (iv) real estate acquired in debenture exchanges, net and (v) escrow for redeemed debenture liability. These decreases were offset in part by increases in investment in BBC and in a real estate joint venture.

Securities available for sale decreased in connection with the funding of the 1989 Exchange settlement escrow account of approximately $5.1 million and the funding of the Kugler and Short litigation settlement of approximately $1.0 million and $783,000, respectively. This decrease was partially offset by net proceeds of approximately $3.7 million received in connection with the sale of 359,844 shares of BBC's Class A common stock that was invested in securities available for sale.

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

Exchange debentures and deferred interest on the exchange debentures decreased primarily due to the redemption of Exchange debentures and identification of class members that were previously estimated to belong to the group of debenture holders classified as "Holders in Due Course". The decrease in deferred interest on the exchange debentures was offset in part by an increase in the deferral of interest on the Exchange debentures pursuant to their terms.

Redeemed debenture liability decreased due to payments made in accordance with the terms of the Exchange litigation settlements.

Mortgages payable and other borrowing decreased primarily due to the (i) payment of approximately $1.2 million on a revolving line of credit, (ii) payment of approximately $792,000 upon the sale of approximately four acres at the Centerport property (iii) payment of an outstanding balance on a broker line of credit of approximately $131,000 and (iv) principal payments made on loans according to their terms. This decrease was offset in part by a net increase in borrowing of approximately $200,000 relating to an April 1997 debt restructuring and refinancing of a mortgage loan secured by the Burlington, North Carolina property.

Other liabilities decreased primarily due to the payment of approximately $1.0 million in connection with the Kugler litigation escrow account. In connection with the Short litigation, at December 31, 1996, the Company had an accrual of approximately $3.0 million included in other liabilities. The Company in April 1997 disbursed approximately $783,000 and received a release and satisfaction of judgment. Accordingly, the remaining accrual of approximately $2.3 million was reversed during the quarter ended June 30, 1997. (See Item 3. "Litigation", Short vs Eden United, Inc., et. al. in the Company's 1996 Annual Report)

Investment in BBC increased by $3.7 million due to an increase in equity in earnings of BBC of approximately $8.6 million and the change in BBC's net unrealized appreciation on debt securities available for sale, net of deferred income taxes of approximately $152,000, reduced by the sale of 359,844 shares of BBC Class A common stock having a book value of approximately $2.4 million, dividends of approximately $0.7 million in 1997 and the net effect of other BBC capital transactions of approximately $2.0 million.

Liquidity and Capital Resources

In connection with the Short litigation, the Company in April 1997, disbursed approximately $783,000 and received a release and satisfaction of judgment. At December 31, 1996, the Company had an accrual of approximately $3.0 million included in other liabilities with respect to this matter. The remaining accrual in the amount of approximately $2.3 million was reversed during 1997. (See Item
3. "Litigation ", Short vs. Eden United, Inc., et. al. in the Company's 1996 Annual Report)

The Company in October  1996 and March 1997,  respectively,  paid  approximately
$3.7 million and $1.0 million into an escrow account to fund the settlement of the Kugler litigation. On April 30, 1997, the Courts approved the Kugler settlement. (See Item 3. "Litigation", Kugler, et.al. v. I.R.E. Real Estate Income Fund, et.al. in the Company's 1996 Annual Report)

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlement of these lawsuits occurred during 1994. A description of these settlements is contained in the Company's 1996 Annual Report. In connection with the settlements, the Company deposited $30.6 million into settlement escrow accounts, including a deposit of $5.1 million in March 1997 to the 1989 Exchange settlement escrow. All of the funding required in connection with the Exchange settlement escrow accounts had been provided for as of March 31, 1997. The time period for filing a claim in connection with the 1991 Exchange and Meador claimants has expired and the time period for Purcell claimants expires in January 1998. In 1997, based upon claims made and paid pursuant to the settlements of the Exchange litigation an extraordinary gain, net of deferred income taxes of approximately $692,000 and $92,000 was recognized for the nine and three month periods ended September 30, 1997, respectively relating to Class Members No Longer Owning Debentures (as defined).

As a result of the Exchange litigation settlements, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which the settlements were reached ("Holders in Due Course"), or debentures held by persons that opted out of the litigation. Pursuant to the terms of the debentures issued in the 1989 Exchange and the 1991 Exchange, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment would include, among other items, the ability to identify which debentures are held by Holders in Due Course and current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures. The Company believes it has sufficient current liquidity to meet its operating needs.

During January and June 1997, the Company sold 359,844 shares of BankAtlantic Bancorp, Inc. Class A common stock. Net proceeds received from these sales amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized during the nine month period ended September 30, 1997.

As previously indicated, the Company holds approximately 41.14% of all BBC's outstanding common stock. Presently, BBC has paid a regular quarterly dividend since its formation and management of BBC has indicated that it currently anticipates that it will pay regular quarterly cash dividends on its common stock. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment by BBC of dividends to its shareholders, including the Company.

On October 27, 1997, BBC filed a registration statement with the Securities and Exchange commission relating to proposed public offerings of 3.0 million shares of Class A Common Stock, and $100.0 million of Convertible Subordinated Debentures. The offering price of the Class A Common Stock and the terms of the Convertible Subordinated Debentures will be determined at the time offerings become effective and will be subject to, among other things, market conditions. There is no assurance that the proposed offerings will be completed

At September 30, 1997, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 6.65%, 10.06% and 11.31%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a well-capitalized institution.

Cash Flows

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                                     Nine months ended
                                                       September 30,
                                                      --------------
Net cash provided (used) by:                        1997         1996
                                                    ----         ----
  Operating activities                           $(8,265)       2,750
  Investing activities                             9,911        2,210
  Financing activities                            (2,996)      (1,931)
                                                  ------       ------
    Decrease in cash and cash equivalents        $(1,350)       3,029
                                                 =======        =====

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

The primary sources of funds to the Company for the nine months ended September 30, 1997 were proceeds from the sale of real estate, sale of BBC Class A common stock, increased borrowings, principal reduction on loan receivables, proceeds from redemption and maturities of securities available for sale, revenues from property operations, and dividends from BBC. These funds were primarily utilized to reduce mortgage payables and other borrowings, to fund litigation settlements including the funding of the exchange escrow, to purchase securities available for sale, and to fund operating expenses and general and administrative expenses.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     a)   The annual meeting of stockholders was held on October 29, 1997.

     b) At the meeting Carl E.B. McKenry was elected to serve a three-year term expiring at the 2000 Annual Meeting. The term of office for Earl Pertnoy, John E. Abdo and Alan B. Levan continued after the meeting.

     c)   Matters  voted upon were:
            * Election of Carl E.B. McKenry - 2,191,659 shares cast for and 75, 051 shares withheld.
            * Amendment to BFC Financial Corporation Stock Option Plan - 1,569,162 shares cast for; 87,141 shares against; 5,958 shares abstain; and 744,108 shares non-votes.

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibit 27 - Financial Data Schedule

     b)   Reports on Form 8-K:

               Form 8-K dated October 6, 1997, Item 5, reporting the declaration of a 25% common stock dividend payable in shares of the Company's newly designated Class A Common Stock and the redesignation of the then currently outstanding common stock as Class B Common Stock.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BFC FINANCIAL CORPORATION



Date: November 4, 1997                          By: /s/ Alan B. Levan
                                                -------------------------------
                                                Alan B. Levan, President




Date: November 4, 1997                          By: /s/ Glen R. Gilbert
                                                -------------------------------
                                                Glen R. Gilbert, Executive Vice
                                                 President and Chief Financial
                                                 Officer