Form 10-K
period 1997-12-31
BFC FINANCIAL CORP
filed 1998-03-27
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1997

                             Commission File Number
                                     0-9811

                            BFC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Florida                                     59-2022148
  -----------------------                ------------------------------------
  (State of Organization)                (IRS Employer Identification Number)

         1750 E. Sunrise Boulevard
          Ft. Lauderdale, Florida                                     33304
  ---------------------------------------                           ----------
  (Address of Principal Executive Office)                           (Zip Code)

                                  (954)760-5200
               --------------------------------------------------
               Registrant's telephone number, including area code


           Securities registered pursuant to Section 12(b) of the Act:

  Class A Common Stock $.01 par Value                    None
  Class B Common Stock $.01 par Value                    None
  -----------------------------------   --------------------------------------
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

Aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant:
                       As of March 18, 1998 - $49,334,573

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class A common stock of $.01 par value, 6,453,994 shares outstanding Class B Common stock of $.01 par value, 2,346,907 shares outstanding.

       Documents Incorporated by Reference in Part IV of this Form 10-K:

Form 8-A filed October 16, 1997; Exhibit A of Registrant's Definitive Proxy Statement dated September 27, 1997; Annual Report on Form 10-K for the year ended December 31, 1997 of BankAtlantic Bancorp, Inc.

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


ITEM 1. BUSINESS

General Description of Business

BFC Financial Corporation and its subsidiaries are collectively identified herein as the "Registrant", "BFC" or the "Company". BFC Financial Corporation is a savings bank holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC is a unitary savings bank holding company which owns 100% of the outstanding stock of BankAtlantic, A Federal Savings Bank ("BankAtlantic"). At December 31, 1997, the Company's ownership in BBC Class A and B common stock was approximately 30.6% and 45.6%, respectively, in the aggregate representing 35.6% of all of BBC's outstanding common stock.

The Company acquired control of BBC in 1987 for a total investment of approximately $43 million. During the period 1987 through June 1993, BFC increased its ownership in BBC and BBC was consolidated in the Company's financial statements from October 1987 through November 1993. In November 1993, BFC Financial Corporation's ownership of BBC decreased from 77.83% to 48.17%, upon the sale of BBC shares. Since 1993, with the Company's wnership position less than 50%, BBC was no longer consolidated in the Company's financial statements. BBC represented approximately 97% of the Company's consolidated assets when it was consolidated with the Company. At December 31, 1997, based on the equity method of accounting for the Company's investment in BBC, the investment represents approximately 73% of the Company's consolidated assets. Where appropriate throughout this report, amounts of all BBC share and per share amounts have been adjusted to reflect the January 1998 and July 1997 five for four common share stock splits effected in the form of 25% stock dividends, paid by BankAtlantic Bancorp, Inc. in February 1998 and August 1997. The stock dividends were payable in Class A Common Stock regardless of the Class shares held.

BankAtlantic is headquartered in Ft. Lauderdale, Florida and provides a wide range of commercial banking products and related financial services directly and through subsidiary corporations. BankAtlantic currently operates through 65 branch offices located primarily in Dade, Broward and Palm Beach Counties in South Florida. As reported by an independent statistical reporting service, BankAtlantic was the second largest independent financial institution headquartered in the State of Florida based on assets at September 30, 1997, the most recent date utilized by the reporting service. BankAtlantic's management believes that at December 31, 1997 it was the largest independent financial institution headquartered in the State of Florida based on assets at that date. BankAtlantic is regulated and examined by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC") and its deposit accounts are insured up to applicable limits by the FDIC.

In addition to its investment in BBC, the Company owns and manages real estate. Since its inception in 1980, and prior to the acquisition of control of BankAtlantic, the Company's primary business was the organization, sale and management of real estate investment programs. A subsidiary of the Company continues to serve as the corporate general partner of a public limited partnership which files periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years. Effective as of December 31, 1987, the Company ceased the organization and sale of new real estate investment programs.

As indicated above, during 1987, the Company acquired a controlling interest in BBC and became a savings bank holding company. The Company's principal business is the ownership of the savings bank through BBC and its investment in real estate and mortgage notes. A description of BBC and BankAtlantic is incorporated herein by reference to the Annual Report on Form 10-K of BBC for the year ended December 31, 1997.

Holding Company Regulation

As the holder of approximately 35.6% of all of BBC's outstanding Common Stock, BFC is a non-diversified savings bank holding company within the meaning of the National Housing Act of 1934, as amended. As such, BFC is registered with and is subject to examination and supervision by the OTS as well as subject to certain reporting requirements. As a FDIC-insured subsidiary of a savings bank holding company, BankAtlantic is subject to certain restrictions in dealing with BFC and with persons affiliated with BFC.

Restrictions on BBC's Ability to Pay Dividends to the Company

Since August 1993, BBC has paid a regular quarterly dividend to its common stockholders. Subject to BankAtlantic's results of operations and regulatory capital requirements for BankAtlantic, management of BBC has indicated that it will seek to declare regular quarterly cash dividends on its common stock. BBC has both a Class A Common Stock, which is non-voting, and a Class B Common Stock. Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. BBC declared five for four common share stock splits effected in the form of 25% stock dividends payable in Class A shares to all shareholders of both classes of common stock in January 1998 paid in February 1998 and July 1997 paid in August 1997.

BBC's principal source of cash flow is dividends from BankAtlantic. BBC's annual debt service associated with its $252.9 million of 9%, 6-3/4% and 5-5/8% Debentures and Trust Preferred Securities is approximately $18.5 million and its estimated current annual dividends to common shareholders is $3.3 million. BBC also obtains funds through the exercise of stock options, through the sale of common shares and issuances of debt securities.

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

A "well capitalized" institution must have risk-based capital of 10% or more, core capital of 5% or more and Tier 1 risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level or a specific capital measure. An institution will be categorized as: "adequately capitalized" if it has total risk-based capital of 8% or more, Tier 1 risk-based capital of 4% or more and core capital of 4% or more; "undercapitalized" if it has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4% or core capital of less than 4%; "significantly undercapitalized" if it has total risk-based capital of less than 6%, Tier 1 risk-based capital of less than 3% or core capital of less than 3%; and "critically undercapitalized" if it has tangible capital of less than 2%. Any savings institution that fails its regulatory capital requirement is subject to enforcement action by the OTS or the FDIC. At December 31, 1997, BankAtlantic met the capital requirements of a "well capitalized" institution as defined above.

Real Estate and Other Activities

In addition to its investment in BBC and unrelated to the public limited partnership programs and its property management activities, the Company holds mortgage notes receivable of approximately $1.9 million which were received in connection with the sale of properties previously owned by the Company. Further, in recent years, the Company has made additional real estate investments. In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction, which is included in cost of sale of real estate. As part of the sale of the Cypress Creek property, the Company received a limited partnership interest in an unaffiliated limited partnership that will entitle it to receive approximately 4.5% of profits, if any, from the development and operation of the property. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. In August 1997, approximately four acres were sold from the Center Port property to unaffiliated third parties for approximately $818,000 and the company recognized a net gain from the sale of real estate of approximately $204,000. Included in cost of sales is approximately $204,000 representing the Abdo Group profit participation from the transaction. All proceeds from the sale were utilized to reduce the borrowing for which the Center Port property serves as partial collateral. The current balance on the borrowing is approximately $7.2 million and is due to an unaffiliated lender. Payment of any profit participation will be deferred until the lender is repaid. The remainder of the Center Port property is currently being marketed for sale.

The Company sold, effective October 1, 1996, a 50% interest in a property. Because of the Company's continuing involvement, a gain on sale of approximately $0.6 million was deferred, reducing the Company's carrying value in the real estate.

Federal and State Taxation

The State of Florida imposes a corporate income tax at the rate of 5.5% on taxable income as determined for Florida income tax purposes. Taxable income for this purpose is based on federal taxable income in excess of $5,000 as adjusted by certain items.

Employees

At December 31, 1997, BFC Financial Corporation employed 7 full-time and 2 part-time employees. Management believes that its relations with its employees are satisfactory. The employee benefits offered by the Company are considered by management to be generally competitive with employee benefits provided by other major employers in Florida. The Company's employees are not represented by any collective bargaining group.

New Accounting Standards and Policies

The Financial Accounting Standard Board ("FASB") issued FASB Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" and FASB Statement No. 131 ("FAS 131") "Disclosures About Segments of an Enterprise and Related Information" in June 1997. FAS 130 establishes standards for reporting comprehensive income in financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Some of the items included in comprehensive income are unrealized gains or losses on securities available for sale, underfunded pension obligations and employee stock options. FASB Statement No.131 ("FAS 131") establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial statements issued to shareholders. FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Implementation of FAS 130 and FAS 131 will impact disclosures in the December 31, 1998 Financial Statements but will not have an impact on the Company's Statement of Financial Condition or Statement of Operations.

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

     A parcel of land located in Fort Lauderdale, Florida, referred to herein as the Center Port property, containing approximately 70 acres of which approximately 4 acres were sold in 1997.

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

Alan B. Levan and BFC Financial Corporation v. Capital Cities/ABC, Inc. and William H. Wilson, in the United States District Court for the Southern District of Florida, Case No. 92-325-Civ-Atkins. On November 29, 1991, The ABC television program 20/20 broadcast a story about Alan B. Levan and BFC which purportedly depicted some securities transactions in which they were involved. The story contained numerous false and defamatory statements about the Company and Mr. Levan and, February 7, 1992, a defamation lawsuit was filed on behalf of the Company and Mr. Levan against Capital Cities/ABC, Inc. and William H. Wilson, the producer of the broadcast. In December 1996, a jury found in favor of the Company and Mr. Levan and awarded a compensatory judgment of $1.25 million to the Company and $8.75 million to Mr. Levan. Capital Cities/ABC, Inc. and William
H. Wilson have filed an appeal in this matter. That appeal is currently pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

INCORPORATION BY REFERENCE

Part I - Items 1 through 3 pertaining to BFC's significant subsidiary, BBC is incorporated herein by reference to the annual report on Form 10-K of BankAtlantic Bancorp, Inc. for the fiscal year end December 31, 1997.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On October 6, 1997, the Board of Directors of the Company declared a five for four stock split effected in the form of a 25% stock dividend, payable in shares of the Company's newly authorized Class A Common Stock. The Class A Common Stock was a newly authorized series of the Company's capital stock and no shares were outstanding prior to the dividend. Pursuant to the Company's Articles of Incorporation, the Company's then existing common stock was automatically redesignated as Class B Common Stock without changing any of its rights and preferences upon the authorization by the Board of the stock dividend. The Class A Common Stock and the Class B Common Stock have substantially identical terms except that (i) the Class B Common Stock is entitled to one vote per share while the Class A Common Stock will have no voting rights other than those required by Florida law and (ii) each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock. On January 15, 1998, the Board of Directors of the Company declared a three for one stock split effected in the form of a stock dividend of two shares of Class A common stock for each share of outstanding Class A and Class B common stock. Due to accounting and tax considerations, outstanding options to purchase Class B common stock previously granted under the Company's stock option plans were adjusted to reflect additional Class B stock options instead of options on Class A common stock. Where appropriate, amounts throughout this report have been adjusted to reflect the stock splits. No cash dividends have been paid by Registrant since its inception.


On January 10, 1997, the Board of Directors of BFC Financial Corporation adopted a Shareholder Rights Plan. As part of the Rights Plan, the Company declared a dividend distribution of one preferred stock purchase right (the "Right") for each outstanding share of BFC's Class B common stock to shareholders of record on January 21, 1997. Each Right will become exercisable only upon the occurrence of certain events, including the acquisition of 20% or more of BFC's Class B common stock by persons other than the then existing control shareholders (as specified in the Rights Plan), will entitle the holder to purchase either BFC stock or shares in the acquiring entity at half the market price of such shares. The Rights may be redeemed by the Board of Directors at $.01 per Right until the tenth day following the acquisition of 20% or more of BFC's Class B common stock by persons other than the existing shareholders. The Board may also, in its discretion, extend the period for redemption. The Rights will expire on January 10, 2007.

The following table sets forth, for the periods indicated, the high bid and low offer prices on the OTC Bulletin Board of Registrant's common stock, as reported to the Registrant by the National Quotation Bureau, as adjusted to reflect the stock dividends issued in October 1997 and February 1998. The Company's Class A and Class B common stock trades on the OTC Bulletin Board under the symbol BFCFA and BFCFB, respectively.

Year:               Class A Common     Class B Common
-----                Stock Price        Stock Price
                     -----------        -----------
         Quarter    High      Low       High     Low
         -------    ----      ---       ----     ---
1996:
     1st Quarter    n/a       n/a        2.07    1.67
     2nd Quarter    n/a       n/a        2.47    2.07
     3rd Quarter    n/a       n/a        3.73    2.13
     4th Quarter    n/a       n/a        3.93    3.07
1997:
     1st Quarter    n/a       n/a        3.73    3.00
     2nd Quarter    n/a       n/a        4.00    3.13
     3rd Quarter    n/a       n/a       10.13    3.93
     4th Quarter   10.17      9.33      10.40    7.33

On March 18, 1998 there were approximately 1,400 record holders of the Class A common stock and 1,400 record holders of Class B common stock.

The last sale price during 1997 of the Company's Class A and Class B common stock as reported to the Registrant by the National Quotation Bureau was $9.667 and $10.625 per share, respectively.

There are no restrictions on the payment of cash dividends by Registrant except that no cash dividends may be paid to the holders of any equity securities of the Company while any deferred interest on the Company's Exchange debentures remains unpaid. The Company has deferred the interest payments relating to the debentures issued in both the 1989 Exchange and the 1991 Exchange in an aggregate amount of approximately $2.1 million at December 31, 1997.

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

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                      Selected Consolidated Financial Data
             (In thousands, except for per share data and percents)

                                                               Years Ended December 31,
                                           -------------------------------------------------------------
                                              1997         1996         1995         1994         1993
                                           ---------    ---------    ---------    ---------    ---------
Revenues                                   $   4,225       13,011        3,292       19,249        5,051
Costs and expenses                             3,366       12,679        7,481       24,376       17,118
Income  (loss) before equity in
 earnings of BBC, income taxes,
 cumulative effect of change
 in accounting for income
 taxes and extraordinary items                   859          332       (4,189)      (5,127)     (12,067)
Equity in earnings of BBC                     12,129        8,650        8,419        8,040       10,764
Income tax expense (benefit)                   4,222        2,924         --         (2,009)        --
Extraordinary items, net of income
 taxes and minority interest                   1,052(d)       853(e)     3,702(f)    22,744(g)      (501)(h)
Net income (loss)                              9,818        6,911        7,932       27,666       (1,804)
Common Stock (j):
Basic earnings per share
  Before Extraordinary items                    1.10         0.78         0.55         0.64        (0.27)
  Extraordinary items                           0.13         0.11         0.48         2.95        (0.07)
  Net income (loss)                             1.23         0.89         1.03         3.59        (0.34)
Diluted earnings per share
  Before Extraordinary items                    1.00         0.73         0.55         0.64        (0.27)
  Extraordinary items                           0.12         0.10         0.48         2.95        (0.07)
  Net income (loss)                             1.12         0.83         1.03         3.59        (0.34)
Basic weighted average of common
 shares outstanding                            7,938        7,811        7,709        7,709        7,355
Diluted weighted average of common
 shares outstanding                            8,731        8,347        7,709        7,709        7,355
Ratio of earnings to fixed charges  (c)         1.69         1.33         0.26         0.47        (0.30)
Dollar deficiency of earnings to
 fixed charges (c)                              --           --          3,370        4,374       11,796

                                                                       December 31,
                                           -------------------------------------------------------------
                                              1997         1996         1995         1994         1993
                                           ---------    ---------    ---------    ---------    ---------
Investment in BankAtlantic
 Bancorp, Inc. ("BBC")                        72,185       59,039       52,662       43,768       36,436
Loans receivable, net                          1,859        2,180        5,168        4,904        9,179
Securities available for sale                  1,478        6,819        5,105        5,869       20,373
Real estate acquired in
 debenture exchanges, net (i)                  9,700       10,383       11,072       11,169       18,315
Real estate held for development
 and sale, net                                 6,474        6,497       10,211        9,912         --
Total assets                                  98,871       98,841       96,896       91,291       87,495
Exchange debentures, net                       1,731        2,953        3,810        6,616       35,651
Mortgages payable and other borrowings        22,943       25,498       27,616       26,618       30,367
Deferred interest on the exchange
 debentures                                    2,106        2,806        2,722        3,494       12,049
Redeemed debenture liability                   5,532       16,182       15,964       18,395         --
Redeemable common stock                         --           --           --           --          5,776
Stockholders' equity (deficit)                54,142       41,462       35,758       26,532       (6,988)
Book value per share excluding
 redeemable common stock                         n/a          n/a          n/a          n/a        (1.10)
Book value per share including
 redeemable common stock                        6.81         5.26         4.64         3.44        (0.16)
Return on assets  (a)                         10.5 %        7.0 %        8.5 %       30.8 %         (2.1)%
Return on equity excluding
 redeemable common stock  (a)                    n/a          n/a          n/a          n/a        (51.0)%
Return on equity including
 redeemable common stock  (a)                 21.1 %       17.7 %       26.4 %      327.9 %       (237.1)%
Equity to assets ratio excluding
 redeemable common stock  (a)                    n/a          n/a          n/a          n/a         (5.9)%
Equity to assets ratio including
 redeemable common stock (a)                  49.7 %       39.4 %       32.3 %        9.4 %        0.9 %

----------
(a)    Ratios were computed using quarterly averages.

(b)    Since its inception, the Company has not paid any dividends.

(c) The operations of BBC have been eliminated since there is a dividend restriction between BBC's primary subsidiary, BankAtlantic, and BBC.

(d) Gain on settlements of 1991 and 1989 Exchange litigation of approximately $756,000, net of income taxes of $114,000, net gain from extinguishment of debt of approximately $115,000, net of income taxes of $72,000 and net gain from debt restructuring of approximately $181,000, net of income taxes of $114,000.

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

(j) Prior to 1997 there were no Class A common shares outstanding. All shares outstanding prior to 1997 were Class B common shares. While the Company has two classes of common stock outstanding, the two-class method is not presented because the company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

ITEM 7. BFC FINANCIAL CORPORATION'S MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General - BFC Financial Corporation ("BFC" or "the Company") became a savings bank holding company during 1987 by acquiring a controlling interest in BankAtlantic, ("BankAtlantic"). On July 13, 1994 BankAtlantic consummated a reorganization into a holding company structure and BankAtlantic Bancorp, Inc. ("BBC") became a unitary savings bank holding company. The reorganization resulted in BankAtlantic becoming a wholly-owned subsidiary of BBC and in BFC becoming a shareholder of BBC on the same proportionate basis as the Company's prior ownership in BankAtlantic. The Company's ownership interest in BBC has been recorded by the purchase method of accounting. Based on the equity method of accounting, the Company's investment in BBC represents approximately 73% of the Company's consolidated assets as of December 31, 1997. In February 1996, shareholders of BBC approved a proposal to create a new class of non-voting common stock designated as Class A Common Stock. BBC's existing common stock was redesignated Class B Common Stock. Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. At December 31, 1997, the Company's ownership in the outstanding BBC Class A and B common stock was approximately 30.6% and 45.6%, respectively, in the aggregate representing 35.6% of all BBC's outstanding common stock. Where appropriate, amounts throughout this report of all BBC share and per share amounts have been adjusted to reflect the January 1998 and July 1997 five for four common share stock splits effected in the form of 25% stock dividends, paid in February 1998 and August 1997. The stock dividends were payable in Class A Common Stock regardless of the class of shares held. For information relating to changes affecting BBC, see Management's Discussion and Analysis of Financial Condition and Results of Operations of BBC incorporated herein by reference to BBC's Annual Report on Form 10-K. See note 2 of notes to consolidated financial statements for a discussion of the Company's investment in BBC.

On October 6, 1997, the Board of Directors of the Company declared a five for four stock split effected in the form of 25% stock dividend, payable in shares of the Company's newly authorized Class A Common Stock. The Class A Common Stock was a newly authorized series of the Company's capital stock and no shares were outstanding prior to the dividend. Pursuant to the Company's Articles of Incorporation, the Company's then existing common stock was automatically redesignated as Class B Common Stock without changing any of its rights and preferences upon the authorization by the Board of the stock dividend. The Class A Common Stock and the Class B Common Stock have substantially identical terms except that (i) the Class B Common Stock is entitled to one vote per share while the Class A Common Stock will have no voting rights other than those required by Florida law and (ii) each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock. On January 15, 1998, the Board of Directors of the Company declared a three for one stock split effected in the form of a stock dividend of two shares of Class A common stock for each share of outstanding Class A and Class B common stock. Due to accounting and tax considerations, outstanding options to purchase Class B common stock previously granted under the Company's stock option plans were adjusted to reflect additional Class B stock options instead of options on Class A common stock. Where appropriate throughout this report, amounts have been adjusted to reflect the stock splits.

In addition to its investment in BBC, the Company owns and manages real estate. Since its inception in 1980 and prior to the acquisition of control of BankAtlantic in 1987, the Company's primary business was the organization, sale and management of real estate investment programs. Effective as of December 31, 1987, the Company ceased the organization and sale of new real estate investment programs, but continues to own and manage real estate assets. At December 31, 1997, a subsidiary of the Company continues to serve as the corporate general partner of one public limited partnership which files periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Other subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years.

Results of Operations

The Company's basic and diluted earnings per shares for common stock were $1.23 and $1.12 for the year ended December 31, 1997, $.89 and $.83 for the year ended December 31, 1996 and $1.03 for the year ended December 31, 1995, respectively.

Net income available for common shares for the year ended December 31, 1997, 1996 and 1995 was approximately $9.8 million, $6.9 million and $7.9 million, respectively. Operations for 1997, 1996 and 1995 included extraordinary gains of approximately $756, 000, $853,000 and $3.2 million, net of income taxes, due to changes in the estimate of the amount of the settlement liability associated with the exchange litigation. Operations for 1997 also included an extraordinary gain of approximately $181,000 on debt restructuring, net of income taxes. Operations for 1997 and 1995 included extraordinary gains of approximately $115,000 and $460,000 respectively, net of income taxes, from extinguishment of debt.

The Company's equity in earnings of BBC for the year ended December 31, 1997, 1996 and 1995 was approximately $12.1 million, $8.7 million and $8.4 million, respectively. The Company's 1997, 1996 and 1995 operations included a net gain on the sale of real estate of approximately $335,000, $3.3 million and $206,000, respectively. The Company's 1997 operations also included a net gain on the sale of BBC Class A common stock of approximately $1.3 million and the reversal of a provision for litigation of approximately $2.3 million. The 1996 revenues included a net gain of approximately $211,000 associated with the settlement of litigation related to the cleanup of contamination on a property formerly owned by the Company and an adjustment to the provision of litigation of approximately $292,000. Operations in 1995 included provisions for loss on loans receivables of approximately $335,000. Approximately $723,000, $1.2 million and $2.0 million of 1997, 1996 and 1995 operations, respectively, related to interest expense on the debentures issued in the 1989 and 1991 Exchanges. The 1996 operations included a loss on disposition of mortgage notes and investment, net of approximately $474,000 due from affiliated limited partnerships.

Revenues - The following table shows the components of revenues and the changes between the years (in thousands):

                                                            Increase (decrease)
                                                            -------------------
                                1997      1996      1995    1997/1996  1996/1995
                               -----     -----     -----    ---------- ---------
 Interest on mortgage notes
   and related receivables    $   221       613       451       (392)       162
 Interest and dividends
   on securities available
   for sale and escrow
   accounts                       445       694       648       (249)        46
 Dividend on redemption
   of BBC preferred stock        --        --         191       --         (191)
 Earnings on real estate
   rental operations, net       1,034     1,303     1,033       (269)       270
 Sale of real estate              967     9,700       375     (8,733)     9,325
 Net gain from sale of
   BBC common stock             1,349      --        --        1,349       --
Other income, net                 209       701       594       (492)       107
                              -------   -------   -------    -------    -------
                              $ 4,225    13,011     3,292     (8,786)     9,719
                              =======   =======   =======    =======    =======

Interest on mortgage notes and related receivables decreased for the year ended December 31, 1997 as compared to the same period in 1996 primarily due to the satisfaction of a loan receivable in 1996, the reduction of the amount of mortgage note receivables from affiliated limited partnerships held by the Company and proceeds received during the fourth quarter of 1996 of approximately $297,000 for interest due from affiliated limited partnerships. This interest was not accrued in prior years. Interest on mortgage notes and related receivables increased for the year ended December 31, 1996 as compared to 1995 primarily due to proceeds received during the fourth quarter of 1996 of approximately $297,000 for interest due from affiliated limited partnerships. The increase in interest on mortgage notes and related receivables was offset in 1996 as compared to 1995 primarily due to a reduction of the amount of mortgage note receivables from affiliated limited partnerships held by the Company.

Interest and dividends on securities available for sale and escrow accounts decreased for the year ended December 31, 1997 as compared to the 1996 period primarily due to decreases in investable funds attributable to the funding of the litigation settlement. Interest and dividends on other securities available for sale and escrow accounts increased during the year ended December 31, 1996 compared to the same period in 1995 primarily due to increases in investable funds. Such increase was partially offset by decreases in yields on securities available for sale and decreases in the yield and average balance of escrow accounts established in connection with the settlement of litigation.

In October 1995, BankAtlantic redeemed all of its preferred stock at $25.00 per share. BFC's aggregate purchase price relating to its ownership of the preferred stock was approximately $143,000 and all such preferred stock was redeemed for approximately $334,000. Therefore, BFC reported a gain on redemption of BBC preferred stock of approximately $191,000.

Earnings on real estate rental operations include earnings from the 1989 and 1991 Exchange properties, properties acquired in 1994 by subsidiaries of BFC and deferred profit recognition on sales of real estate by the Company and its subsidiaries other than BBC (excluding the 1989 and 1991 Exchange properties). Earnings on real estate rental operations, net decreased for the year 1997 as compared to the same period in 1996 primarily due to the sale of a 50% interest in a property acquired in the 1989 Exchange and the accounting for the remaining ownership as a real estate joint venture and a decrease in the deferred profit recognition primarily due to the satisfaction of mortgage notes in 1996 due from affiliated limited partnership. This decrease was partially offset by an increase in net operating income at a property acquired in the 1991 Exchange. The 1996 increase in earnings on real estate operations, net as compared to the 1995 period was primarily due to an increase in occupancy and an increase in tenant reimbursements for common area maintenance and insurance at a property acquired in connection with the 1991 Exchange.

In February 1997, the Company sold 12.7 acres located in Birmingham, Alabama to an unaffiliated third party for approximately $149,000 and the company recognized a net gain on the sale of approximately $132,000. In August 1997, approximately four acres of the Center Port property were sold to unaffiliated third parties for approximately $818,000 and the company recognized a net gain from the sale of real estate of approximately $204,000. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" located in Fort Lauderdale, Florida. In March 1996, Cypress Creek was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a net gain of approximately $3.3 million. In April 1995, the Company sold a property located in Galesburg, Illinois for approximately $375,000 and the Company reported a net gain of approximately $206,000.

During January and June 1997, the Company sold 449,805 shares of BankAtlantic Bancorp, Inc. Class A common stock. Net proceeds received from these sales amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized in 1997.

Other income, net decreased for the year ended December 31, 1997 and 1995 as compared to the comparable period in 1996 primarily due a net gain in 1996 of approximately $211,000 associated with the settlement of litigation related to the cleanup of contamination on a property formerly owned by the Company and $142,000 which was recognized in 1996 when the first mortgage holder on a property formerly owned by the Company allowed the release of funds from an escrow account that was established during the time the Company owned the property. However, in 1997 other income included proceeds received relating to a loan from an affiliate which was written-off in prior years and in 1995 other income included proceeds received relating to advances due from an affiliate which were written-off in prior years.

Costs and Expenses - The following table shows the components of costs and expenses and the changes between the years (in thousands):

                                                             Increase (decrease)
                                                             -------------------
                            1997       1996       1995      1997/1996  1996/1995
                           -----      -----      -----     ----------  ---------
 Interest on Exchange
   debentures            $    723      1,238      1,976        (515)       (738)
 Interest on mortgage
   payables and other
   borrowings               1,996      2,396      2,598        (400)       (202)
 Cost of sale of real
   estate                     632      6,420        169      (5,788)      6,251
Provision for loan
   losses                    --         --          335        --          (335)
Loss on disposition
   of mortgage notes
   and investment, net       --          474       --          (474)        474
 Expenses related to
   real estate held for
   development and
   sale, net                  130        154         93         (24)         61
Employee compensation
   and benefits             1,153      1,153      1,232        --           (79)
 Occupancy and equipment       40         44         46          (4)         (2)
 Reversal of provision
   for litigation          (2,272)      (292)      --        (1,980)       (292)
 General and
   administrative, net        964      1,092      1,032        (128)         60
                         --------   --------   --------    --------    --------
                         $  3,366     12,679      7,481      (9,313)      5,198
                         ========   ========   ========    ========    ========

Interest on Exchange debentures decreased for the year ended December 31, 1997 as compared to the same period in 1996 as a result of the accrual of interest on certain debentures during 1996 related to the delayed funding of the 1989 Exchange settlement liability and the reduction in the amount payable on the Exchange debentures in 1997 as compared to 1996 due to funding of such settlement. Interest on Exchange debentures decreased in 1996 as compared to the same period 1995 as a result of the 1991 and 1989 Exchange settlements and decreases in the amounts payable on the Exchange debentures.

Interest on mortgage payables and other borrowings decreased for the year ended December 31, 1997 as compared to the same period in 1996 primarily due to the sale during 1996 of a 50% interest in a property acquired in the 1989 Exchange and a reduction in borrowings. Interest on mortgage payables and other borrowings decreased for the year ended December 31, 1996 as compared to the same period in 1995 primarily due to a reduction in borrowings and lower interest rates.

In 1995 the Company recorded a provision for loss on loan receivables due from affiliated limited partnerships of approximately $335,000. This loss was based upon management's determination regarding the net carrying value of the receivables and the estimated fair value of the underlying collateral.

During 1996, the Company recorded a loss of approximately $474,000 in connection with the disposition of mortgage notes and investments from five affiliated limited partnerships. During 1996, the limited partnerships were dissolved and liquidated.

The expenses related to real estate held for development and sale, net represent the Company's prorata share of expenses and revenues relating to the Center Port property acquired in December 1994 located in Pompano Beach, Florida by an entity controlled by the Company and a 50% interest in a property located in Delray Beach, FL. Expenses related to real estate held for development and sale, net decreased for year ended December 31, 1997 as compared to the same period in 1996 primarily due to a decrease in real estate taxes, land clearing, association fees and professional services at the Center Port property. This decrease was offset in part by increases in administrative expenses at the Center Port property and a net loss of approximately $27,000 from the Delray property. Expenses related to real estate held for development and sale, net increased for year ended December 31, 1996 as compared to the same period in 1995 primarily due to administrative expenses, land clearing expenses and professional services at the Center Port property.

Employee compensation and benefits decreased for the year ended December 31, 1996 as compared to the same period in 1995 primarily due to a bonus payment made in 1995.

In connection with the Short vs. Eden, et al. litigation, the Company at December 31, 1996 had an accrual of approximately $3.0 million included in other liabilities. The Company in April 1997 disbursed approximately $783,000 and received a release and satisfaction of judgment. Accordingly, the remaining accrual of approximately $2.3 million was reversed during the quarter ended June 30, 1997. In connection with the Kugler, et al. litigation, the Company in October 1996 placed approximately $3.7 million in escrow to fund the rescission of sales and in March 1997, approximately $1.0 million was placed in escrow for plaintiffs attorneys' fees. In 1996 the Company recorded an adjustment to the accrural associated with the Kugler litigation in the amount of $292,000. On April 30, 1997, the Court approved the Kugler settlement.

General and administrative, net decreased for the year ended December 31, 1997 as compared to the same period in 1996 primarily due to decreased legal fees. This decrease was offset in part by increases in trustee fees, intangible taxes, professional and consulting fees associated with the ABC litigation and the elimination of reimbursements of administrative costs from an affiliated partnership which was liquidated in 1996. General and administrative, net increased for the year ended December 31, 1996 as compared to the same period in 1995 primarily due to an increase in legal fees. This increase was partially offset by decreases in professional and consulting fees, trustee fees and audit expenses.

BBC's net income available for common shares for the year ended December 31, 1997, 1996 and 1995 was approximately $27.8 million, $19.0 million and $16.4 million, respectively. The Company's equity in BBC's net income for the year ended December 31, 1997, 1996 and 1995 was approximately $12.1 million, $8.7 million and $8.4 million, respectively. The increase in equity in earnings of BBC was due to an increase in earnings by BBC, partially offset by the Company's decreased ownership percentage in BBC. The Company's ownership in BBC decreased to 35.6% of all outstanding BBC common stock at December 31, 1997. The decrease in ownership was primarily due to BBC's issuance of 4,312,500 of Class A common stock in a public offering on November 25, 1997 and the sale of 449,805 shares of BBC's Class A common stock by the Company during 1997. This decrease was partially offset by changes in BBC's outstanding common stock primarily due to the repurchase of its shares. At December 31, 1997, the Company's ownership of BBC Class A and B common stock was approximately 30.6% and 45.6%, respectively.

The Company does not include BBC and its subsidiaries in its consolidated income tax return with its wholly-owned subsidiaries, since the Company owns less than 80% of the outstanding stock of BBC. The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 1997 and 1996, the Company's deferred income taxes were approximately $11.7 million and $5.3 million, respectively. The increase in deferred income taxes at December 31, 1997 as compared to December 31, 1996 was primarily due to an increase in the investment in BankAtlantic Bancorp, Inc ("BBC") of approximately $ 13.1 million.

Financial Condition

BFC's total assets at both December 31, 1997 and 1996, were approximately $98.9 million. Total assets were relatively unchanged, however, the composition of the total changed. There were decreases in (i) securities available for sale, (ii) mortgage notes and related receivables, net, (iii) real estate held for development and sale, net, (iv) real estate acquired in debenture exchanges, net and (v) escrow for redeemed debenture liability. There was an increase in investment in BBC.

Securities available for sale decreased in connection with the funding of the 1989 Exchange settlement escrow account of approximately $5.1 million and the funding of the Kugler and Short litigation settlements of approximately $1.0 million and $783,000, respectively. This decrease was partially offset by net proceeds of approximately $3.7 million received in connection with the sale of 449,805 shares of BBC's Class A common stock which were invested in securities available for sale.

Mortgage notes and related receivables, net, decreased due to the conversion of approximately $184,000 of a note due from an affiliated limited partnership to an equity position in the partnership in January 1997 and principal reductions on loans according to their terms.

Escrow for redeemed debenture liability decreased due to payments made in accordance with the terms of the Exchange litigation settlements. This decrease was offset in part by the funding of the second half of the Meador (1989 Exchange) settlement escrow account of approximately $5.1 million.

Exchange debentures and deferred interest on the Exchange debentures decreased primarily due to the redemption of Exchange debentures and identification of class members that were previously estimated to belong to the group of debenture holders classified as "Holders in Due Course". The decrease in deferred interest as a consequence of the redemption of Exchange debentures was offset in part by the continued deferral of interest on the outstanding Exchange debentures pursuant to their terms. Redeemed debenture liability decreased due to payments made in accordance with the terms of the Exchange litigation settlements.

Mortgages payable and other borrowings decreased primarily due to the (i) payment of approximately $1.2 million on a revolving line of credit, (ii) payment of approximately $792,000 upon the sale of approximately four acres at the Center Port property (iii) payment of an outstanding balance on a broker line of credit of approximately $131,000 and (iv) principal payments made on loans according to their terms. This decrease was offset in part by a net increase in borrowing of approximately $200,000 relating to an April 1997 debt restructuring and refinancing of a mortgage loan secured by the Burlington, North Carolina property.

Other liabilities decreased primarily due to the payment of approximately $1.0 million in connection with the Kugler litigation escrow account. In connection with the Short litigation, at December 31, 1996, the Company had an accrual of approximately $3.0 million included in other liabilities. The Company in April 1997 disbursed approximately $783,000 and received a release and satisfaction of judgment. Accordingly, the remaining accrual of approximately $2.3 million was reversed to income during the quarter ended June 30, 1997.

Investment in BBC increased by $13.1 million due to an increase in equity in earnings of BBC of approximately $12.1 million and $6.5 million primarily due to the equity gain from BBC's issuance of 4,312,500 of Class A common stock in a public offering on November 25, 1997. This increase was offset in part by the net effect of other BBC capital transactions including approximately $2.0 million primarily due to the repurchase by BBC of its shares in the open market, the sale of 449,805 shares of BBC's Class A common stock by the Company having a book value of approximately $2.4 million, the change in BBC's net unrealized appreciation on debt securities available for sale, net of deferred income taxes of approximately $53,000 and dividends on Class A and Class B common stock of approximately $1.0 million.

Purchase Accounting

The acquisition of BankAtlantic was accounted for as a purchase and accordingly, the assets and liabilities acquired were revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during 1997, 1996 and 1995 by approximately $741,000, $545,000 and $677,000, respectively. Assuming no sales or dispositions of the related assets or liabilities by BBC, the Company believes the net increase (decrease) in earnings resulting from the net amortization/accretion of the adjustments to net assets acquired resulting from the use of the purchase method of accounting will remain at a similar level in future years.

Excess cost over fair value of net assets acquired at December 31, 1997 and 1996, was approximately $577,000 and $700,000, respectively. Such excess cost over fair value of net assets acquired at December 31, 1997 and 1996 is included in the investment in BBC in the accompanying statements of financial condition

Liquidity and Capital Resources

In connection with the Short litigation, the Company in April 1997, disbursed approximately $783,000 and received a release and satisfaction of judgment. At December 31, 1996, the Company had an accrual of approximately $3.0 million included in other liabilities with respect to this matter. The remaining accrual in the amount of approximately $2.3 million was reversed to income during 1997.

The Company in October  1996 and March 1997,  respectively,  paid  approximately
$3.7 million and $1.0 million into an escrow account to fund the settlement of the Kugler litigation. On April 30, 1997, the Courts approved the Kugler settlement and the funds in escrow were disbursed.

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlements of these lawsuits were approved by the Courts during 1994. In connection with the above settlements, the Company deposited $30.6 million into settlement escrow accounts, including a deposit of $5.1 million in March 1997. All of the funding required in connection with the Exchange settlements had been provided for as of March 31, 1997. Although amounts for the required payments were escrowed, payments were not being made pursuant to a 1989 Exchange Litigation settlement because of an appeal of the settlement by the American Broadcasting Company and William H. Wilson ("ABC"). ABC lost their appeals in the lower courts and filed for a hearing before the Supreme Court. In October 1996, the Supreme Court declined to hear the case and payments on the settlement commenced in January 1997. The final time period for filing a claim in the settlements expired in January 1998. The settlement agreements provided for a release from escrow any balances remaining at the end of a specified period and accordingly, approximately $3.0 million was released from escrow in June 1996, and $2.1 million was released from escrow in January 1998. At December 31, 1997, approximately $5.0 million remained in escrow accounts. At December 31, 1997, the redeemed debenture liability for the 1989 and 1991 Exchange litigation was approximately $5.5 million.

Initially, the amounts that were to be paid under these settlements was not determined with certainty because the settlement amount depended upon whether the class member still owns the debenture issued to them in the exchange transaction ("Class Members Still Owning Debentures") or whether the class member sold the debenture transferred to them in the exchange transaction ("Class Members No Longer Owning Debentures"). The determination of which group a debenture holder falls into was complicated by the fact that when a transfer of ownership occurs, the transfer may not be a bona fide sale transaction (i.e., a transfer to street name or to a family member). When a debenture is held by a Class Member Still Owning Debentures, the amount of gain recognized on that debenture is greater because the debenture and any related accrued interest is removed from the books whereas if the debenture was sold to a non class member, a settlement payment is made to the Class Member No Longer Owning the Debenture and the debenture and all related accrued interest remains on the books in the name of the current holder of the debenture. When the settlements were recorded, the gain recorded was based upon the determination that if the debenture had been transferred since issue, the debenture was classified in the group of Class Members No Longer Owning Debentures. As debentures were presented for payment, if a determination was made that the debenture belonged in the group of Class Members Still Owning Debentures, an adjustment was made and additional gain was recognized. Additionally, Class Members No Longer Owning Debentures had a specified time period for filing a claim and as the determination of the claim amounts were made and when the time period expired an adjustment was made and additional gain was recognized. An extraordinary gain, net of income taxes of approximately $756,000, $853,000 and $3.2 million were recognized in 1997, 1996 and 1995, respectively, based upon claims made and paid pursuant to the settlements of the Exchange litigation relating to Class Members No Longer Owning Debentures (as defined).

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

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction, which is included in cost of sale of real estate. As part of the sale of the Cypress Creek property, the Company received an interest in an unaffiliated limited partnership that will entitle it to receive approximately 4.5% of profits, if any, from development and operation of the property. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. In August 1997, approximately four acres of the Center Port property were sold to unaffiliated third parties for approximately $818,000 and the Company recognized a net gain from the sale of real estate of approximately $204,000. Included in cost of sales is approximately $204,000 representing the Abdo Group profit participation from the transaction. All proceeds from the sale were utilized to reduce the borrowing for which the Center Port property serves as partial collateral. The current balance on the borrowing is approximately $7.2 million and is due to an unaffiliated lender. Payment of the profit participation to the Abdo Group will be deferred until the lender is repaid. The remainder of the Center Port property is currently being marketed for sale.

In February 1996, shareholders of BBC approved a proposal to create a new class of non-voting common stock designated as Class A Common Stock. BBC's existing common stock was redesignated Class B Common Stock. Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. Presently, BBC has paid a regular quarterly dividend since its formation and management of BBC has indicated that it currently anticipates that it will pay regular quarterly cash dividends on its common stock. The availability of funds for the payment of dividends is dependent upon BankAtlantic's ability to pay dividends to BBC. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment by BBC of dividends to its shareholders, including the Company. Currently, BBC pays a quarterly dividend of $.0264, and $.0240 per share for Class A and Class B Common Stock, respectively. At December 31, 1997, the Company's ownership in the outstanding BBC Class A and B common stock was approximately 30.6% and 45.6%, respectively. Dividends received from BBC during 1997 based on the Company's ownership of Class A Common Stock and Class B Common Stock were $449,000 and $576,000, respectively. BBC's principal source of cash flow is dividends from BankAtlantic. BBC's annual debt service associated with its $252.9 million of 9%, 6-3/4% and 5-5/8% Debentures and Trust Preferred Securities is approximately $18.5 million and its estimated current annual dividends to common shareholders is $3.3 million. BBC also obtains funds through the exercise of stock options, through the sale of common shares and issuances of debt securities.

On November 25, 1997, in a dual public offering, BBC issued 4,312,500 shares of Class A common stock and $100.0 million of 5 5/8% ("5 5/8 Debentures) convertible subordinated debentures maturing on December 1, 2007. The net proceeds to BBC from the sale of Class A common stock was $43.4 million net of $107,000 offering costs and $96.5 million from the sale of the 5 5/8% Debentures net of $3.5 million of offering costs. The 5 5/8% Debentures are convertible at an exercise price of $12.94 per share into an aggregate of 7,727,975 shares of Class A Common Stock. BBC contributed the entire net proceeds of the dual offering to BankAtlantic which will be utilized to support BankAtlantic's growth, both internal and via acquisitions, including those expected to result from the continuing consolidation of the Florida banking market. On February 3, 1998 during a special meeting of shareholders of BBC, the authorized shares of BBC's Class A and Class B common stock were increased to 80 million shares and 45 million shares, respectively.

At December 31, 1997, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 11.12%, 17.38% and 18.64%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a well-capitalized institution.

Cash Flows

A summary of the Company's consolidated cash flows follows (in thousands):

                                                   December 31,
                                           -------------------------
                                         1997         1996        1995
                                         ----         ----        ----
        Net cash provided (used) by:
          Operating activities         $ (8,537)     (5,485)     (1,963)
          Investing activities           10,424       8,142       2,321
          Financing activities           (3,079)     (2,013)         83
                                       --------    --------    --------
        Increase (decrease) in cash
             and cash equivalents      $ (1,192)        644         441
                                       ========    ========    ========

The primary sources of funds to the Company during the year ended December 31, 1997 were proceeds from the sale of real estate, sale of BBC Class A common stock, principal reduction on loans, proceeds from redemption and maturities of securities available for sale, revenues from property operations, release of funds from an escrow account established for redeemed debentures, increase in borrowings and dividends from BBC. These funds were primarily utilized to reduce mortgage payables and other borrowings, to fund litigation settlements including the Exchange escrow, to purchase securities available for sale, operating expenses and general and administrative expenses. The Company believes it has sufficient current liquidity to meet its operating needs.

Impact of Inflation - The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

BFC does not believe that inflation has had any material impact on the Company, however, economic conditions generally have had an adverse effect on the values and operations of its real estate assets. Inflation could also have an effect on the market value of the Company's ownership in its BBC stock. Virtually all of the assets and liabilities of BBC are monetary in nature. As a result, interest rates have a more significant impact on BBC's performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. BFC does not believe that inflation has had any material impact on the Company, however, economic conditions generally have in the past and may in the future have an adverse effect on the values and operations of its real estate assets.

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is equity risk and through its investment in BBC, interest rate risk.

The interest rate risk and the possible effect of fluctuating interest rates is discussed more fully in BBC's Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk", which is incorporated herein by reference.

The Company's primary equity investment is its investment in BBC and while that investment is carried using the equity method of accounting and changes in market price of BBC stock would not have a direct impact on the financial statements, a change in market price would probably have an impact on the investment community's view of the Company. This investment was entered into for purposes other than trading purposes. The following table shows changes in the market value of the Company's investment in BBC at December 31, 1997 based on percentage changes in market price. Actual future price changes may be different from the changes identified in the table below (in thousands):

                             Percent
                            Change In           Market
                          Market Price          Value
                          ------------          -----
                            20.00%             181,430
                            10.00%             166,311
                             0.00%             151,192
                          (10.00)%             136,073
                          (20.00)%             120,953

Management does not believe that market risk on other equity instruments would have a significant impact on the financial condition of the Company.

Year 2000 Considerations

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The consequences of incomplete or untimely resolution of year 2000 issues represent an uncertainty that could affect future financial results. The year 2000 issue affects virtually all companies and organizations.

The Company's primary in-house computer applications consist of general ledger, accounts payable, property management, spreadsheet and database applications. All such applications are currently year 2000 compliant. Accordingly, the Company does not expect to expend material amounts to third parties to remediate year 2000 problems.

New Accounting Standards and Policies

Financial Accounting Standards Board Statement No. 128, Earnings per Share ("FAS 128") was issued in February 1997. This statement simplifies the standards for computing earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 requires restatement of all prior-period EPS data presented. FAS 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights between the two classes. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method.

ITEM 8. INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

     Consolidated Statements of Financial Condition - December 31, 1997 and 1996

     Consolidated Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1997

     Consolidated Statements of Stockholders' Equity - For each of the Years in the Three Year Period ended December 31, 1997

     Consolidated Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1997

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
BFC Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of BFC Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BFC Financial Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principals.


                                                KPMG PEAT MARWICK LLP


Fort Lauderdale, Florida
March 20, 1998

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                     December 31, 1997 and December 31, 1996
                        (in thousands, except share data)


                                     Assets
                                                                  1997     1996
                                                                  ----     ----

Cash and cash equivalents                                       $   604    1,796
Securities available for sale                                     1,478    6,819
Investment in BankAtlantic Bancorp, Inc. ("BBC")                 72,185   59,039
Mortgage notes and related receivables, net                       1,859    2,180
Real estate acquired in debenture exchanges, net                  9,700   10,383
Real estate held for development and sale, net                    6,474    6,497
Escrow for redeemed debenture liability                           5,033   10,528
Other assets                                                      1,538    1,599
                                                                -------   ------
     Total assets                                               $98,871   98,841
                                                                =======   ======

                      Liabilities and Stockholders' Equity

Exchange debentures, net                                          1,731    2,953
Deferred interest on the exchange debentures                      2,106    2,806
Redeemed debenture liability                                      5,532   16,182
Mortgage payables and other borrowings                           22,943   25,498
Other liabilities                                                   706    4,663
Deferred income taxes                                            11,711    5,277
                                                                -------   ------
     Total liabilities                                           44,729   57,379


Commitments and contingencies

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                   --       --
Class A common stock of $.01 par value,
 authorized  20,000,000 shares; issued and outstanding
 6,453,994 and 0 shares in 1997 and 1996                             58     --
Class B common stock, of $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  2,346,907 in 1997 and  2,327,682 in 1996                           21       21
Additional paid-in capital                                       23,525   20,610
Retained earnings                                                30,280   20,520
                                                                -------   ------

 Total stockholders' equity before
  BBC net unrealized appreciation
   on debt securities available for sale,
   net of deferred income taxes                                  53,884   41,151

BBC net unrealized appreciation
 on debt securities available for sale,
  net of deferred income taxes                                      258      311
                                                                -------   ------

 Total stockholders' equity                                      54,142   41,462
                                                                -------   ------

     Total liabilities and stockholders' equity                 $98,871   98,841
                                                                =======   ======


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
              For each of the years in the three year period ended
                                December 31, 1997
                      (in thousands, except per share data)




                                                      1997       1996      1995
                                                  --------    -------    ------
Revenues:
 Interest on mortgage notes and
  related receivables                             $    221        613       451
 Interest and dividends on securities
  available for sale and escrow accounts               445        694       648
 Dividend on redemption of BBC
  preferred stock                                     --         --         191
 Earnings on real estate rental operations, net      1,034      1,303     1,033
 Sale of real estate                                   967      9,700       375
 Net gain from sale of BBC common stock              1,349       --        --
 Other income, net                                     209        701       594
                                                  --------    -------    ------
Total revenues                                       4,225     13,011     3,292
                                                  --------    -------    ------

Costs and expenses:
 Interest on exchange debentures                       723      1,238     1,976
 Interest on mortgages payable
  and other borrowings                               1,996      2,396     2,598
 Cost of sale of real estate                           632      6,420       169
 Provision for loan losses                            --         --         335
 Loss on disposition of mortgage
  notes and investment, net                           --          474      --
 Expenses  related to real estate held
  for development and sale, net                        130        154        93
 Employee compensation and benefits                  1,153      1,153     1,232
 Occupancy and equipment                                40         44        46
 Reversal of provision for litigation               (2,272)      (292)     --
 General and administrative, net                       964      1,092     1,032
                                                  --------    -------    ------
Total cost and expenses                              3,366     12,679     7,481
                                                  --------    -------    ------
Income (loss) before equity in earnings
  of BBC, income taxes and
  extraordinary items                                  859        332    (4,189)
Equity in earnings of BBC                           12,129      8,650     8,419
                                                  --------    -------    ------
Income before income taxes
 and extraordinary items                            12,988      8,982     4,230
Provision  for income taxes                          4,222      2,924      --
                                                  --------    -------    ------
Income before extraordinary items                    8,766      6,058     4,230
Extraordinary items:
 Gain from debt restructuring, net of
  income taxes of $114,000                             181       --        --
 Net gain from extinguishment of debt,
  net of income taxes of $72,000 in 1997
  and $218,000 in 1995                                 115       --         460
 Gain on settlements of Exchange
  litigation, net of income taxes
  of $475,000 in 1997, $611,000 in 1996
  and $1,461,000 in 1995                               756        853     3,242
                                                  --------    -------    ------
Net income                                        $  9,818      6,911     7,932
                                                  ========    =======    ======


Common Stock Basic earnings per share:
 Before extraordinary items                       $   1.10       0.78      0.55
 Extraordinary items                                  0.13       0.11      0.48
                                                  --------    -------    ------
 Net income                                       $   1.23       0.89      1.03
                                                  ========    =======    ======

Common Stock Diluted earnings per share:
 Before extraordinary items                       $   1.00       0.73      0.55
 Extraordinary items                                  0.12       0.10      0.48
                                                  --------    -------    ------
 Net income                                       $   1.12       0.83      1.03
                                                  ========    =======    ======

Basic weighted average shares outstanding            7,938      7,811     7,709
                                                  ========    =======    ======

Diluted weighted average shares outstanding          8,731      8,347     7,709
                                                  ========    =======    ======


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                    Consolidated Statements of Stockholders'
              Equity For each of the years in the three year period
                             ended December 31, 1997
                                 (in thousands)




                                                              Addi-
                                  Class A       Class B       tional
                                  Common         Common      Paid-in     Retained
                                  Stock           Stock      Capital     Earnings        Other       Total
                                  -----           -----      -------     --------        -----       -----
Balance at
 December 31, 1994               $    --             20       20,742        5,677           93       26,532
Effect of issuance by BBC
 of BBC's common stock by
 BBC to shareholders other
 than BFC                             --           --         (1,252)        --           --         (1,252)
Change in BBC net
 unrealized appreciation
 on securities
 available for
 sale-net of deferred
 income taxes                         --           --           --           --          2,546        2,546
Net income                            --           --           --          7,932         --          7,932
                                 ---------    ---------    ---------    ---------    ---------    ---------
Balance at
 December 31, 1995                    --             20       19,490       13,609        2,639       35,758
Effect of issuance by BBC
 of BBC's common stock by
 BBC to shareholders other
 than BFC                             --           --          1,274         --           --          1,274
Net effect of other BBC
 capital transactions                 --           --           (335)        --           --           (335)
Change in BBC net
 unrealized appreciation
 on securities
 available for
 sale-net of deferred
 income taxes                         --           --           --           --         (2,328)      (2,328)
Exercise of stock options             --              1          181         --           --            182
Net income                            --           --           --          6,911         --          6,911
                                 ---------    ---------    ---------    ---------    ---------    ---------
Balance at
 December 31, 1996                    --             21       20,610       20,520          311       41,462
Effect of issuance by BBC
 of BBC's Class A common stock
 by BBC to shareholders other
 than BFC, net of
 deferred income taxes                --           --          3,975         --           --          3,975
Net effect of other BBC
 capital transactions, net
 of deferred income taxes             --           --         (1,216)        --           --         (1,216)
Change in BBC net
 unrealized appreciation
 on securities
 available for
 sale-net of deferred
 income taxes                         --           --           --           --            (53)         (53)
5 for 4 stock split                      5         --           --             (5)        --           --
3 for 1 stock split                     53         --           --            (53)        --           --
Exercise of stock options             --           --            156         --           --            156
Net income                            --           --           --          9,818         --          9,818
                                 ---------    ---------    ---------    ---------    ---------    ---------
Balance at
 December 31, 1997               $      58           21       23,525       30,280          258       54,142
                                 =========    =========    =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For each of the years in the three year period ended December 31, 1997
                                 (In thousands)

                                                   1997       1996       1995
                                                   ----       ----       ----
Operating activities:
Income before extraordinary items                $  8,766      6,058      4,230
Adjustments to reconcile income before
 extraordinary items to net cash
 (used) by operating activities:
Equity in earnings of BBC                         (12,129)    (8,650)    (8,419)
Depreciation                                          683        772        762
Expenses  related to real estate held for
 development and sale, net                            130        154         93
Increase in deferred income taxes                   4,222      3,033       --
Accretion on exchange debentures and
 mortgages payable                                     13         15         29
Amortization of discount on loans receivable          (45)      (152)      (168)
Gain on sale  of real estate, net                    (335)    (3,280)      (206)
Net gain from sale of BBC common stock             (1,349)      --         --
Gain on redemption of BBC preferred stock            --         --         (191)
Provision to state mortgage receivable
 at fair value                                       --         --          335
Loss on disposition of mortgage notes  and
 investment, net                                     --          474       --
Proceeds received from litigation settlement         --        1,109       --
Gain from litigation cost, net                       --         (211)      --
Reversal of provision for litigation               (2,272)      --         --
Fundings for litigation settlement                 (1,801)    (3,690)      --
Increase in the Exchange escrows
 to fund settlement liability                      (5,158)    (4,653)      --
Proceeds from the 1991 Exchange escrow               --        2,903       --
Increase in deferred interest on the
 exchange debentures                                  656        747      1,423
Accrued interest income on escrow accounts           (237)      (161)      (272)
Interest accrued regarding redeemed
 debenture liability                                   52        475        524
Increase (decrease) in other liabilities               45       (961)        89
Decrease (increase)  in other assets                  222        533       (192)
                                                 --------    -------    -------
Net cash (used in) operating activities            (8,537)    (5,485)    (1,963)
                                                 --------    -------    -------

Investing activities:
Proceeds from the sales of real estate
 acquired in debenture exchanges                      128       --         --
Proceeds from the sale of real estate                --        6,480        341
Proceeds from the sale of BBC common stock          3,720       --         --
Deposits received for sale of real estate            --         --          750
Common stock dividends received from BBC            1,025        883        819
Purchase of securities available for sale         (19,225)   (47,153)   (20,091)
Proceeds from redemption and maturities
 of securities available for sale                  24,535     45,475     21,046
Loans originated                                     --         --         (475)
Principal reduction on mortgage notes and
 related receivables, net                             182      2,806        733
Decrease (increase) in real estate                    102       (275)      (392)
Addition to office properties and equipment           (21)      --          (35)
Improvements to real estate acquired in
 debenture exchanges                                  (22)       (74)      (375)
                                                 --------    -------    -------
Net cash provided  by investing activities         10,424      8,142      2,321
                                                 --------    -------    -------

Financing activities:
Issuance of common stock                               91        105       --
Increase in borrowings                              9,144       --          513
Repayments of borrowings                          (12,314)    (2,118)      (430)
                                                 --------    -------    -------
Net cash  provided by (used in)
 financing activities                              (3,079)    (2,013)        83
                                                 --------    -------    -------
  Increase (decrease) in cash and
   cash equivalents                                (1,192)       644        441
  Cash and cash equivalents at
   beginning of period                              1,796      1,152        711
                                                 --------    -------    -------

  Cash and cash equivalents at end of period     $    604      1,796      1,152
                                                 ========    =======    =======


          See accompanying notes to consolidated financial statements.

                            BFC Financial Corporation
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1997, 1996 and 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - BFC Financial Corporation ("BFC" or the "Company") is a savings bank holding company as a consequence of its ownership of the common stock of BankAtlantic Bancorp, Inc. BankAtlantic, a Federal Savings Bank, ("BankAtlantic") is a wholly-owned subsidiary of BBC. The Company's primary asset is the capital stock of BankAtlantic Bancorp, Inc. ("BBC").and its primary activities currently relate to that asset. The financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of consolidated financial condition and income and expenses for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the valuation allowance for real estate and the allowance for mortgage notes and related receivables.

The  financial  statements  and notes to  consolidated  financial  statements of
BankAtlantic   Bancorp,   Inc.  and  Subsidiaries  are  incorporated  herein  by
reference.

Principles of Consolidation - The consolidated financial statements reflect the activities of BFC and its wholly owned subsidiaries. Because the Company's ownership in BBC is less than 50%, the Company's investment in BBC is carried on the equity method.

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

Allowance for Loan Losses - BFC bases the measurement of loan impairment in accordance with FAS 114. Non-collateral dependent loan impairment is based on the present value of the estimated future cash flows. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan's collateral or projected cash flows are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is relieved from the allowance for loan losses.

Real Estate - Real estate acquired in the Exchange transactions is held for use and real estate held for development and sale includes land held for development and land held for sale. Costs clearly associated with the development of a specific parcel are capitalized as a cost of that parcel. Land and indirect land development costs are allocated to the various parcels based upon the relative sales value method. Real estate held for sale is stated at the lower of carrying amount or fair value less cost to sell. Real estate held for development is evaluated for impairment based upon the undiscounted future cash flows of the property compared to the carrying value of the property. If the undiscounted future cash flows are lower than the carrying value of the property, a valuation allowance is established for the difference between the carrying amount of the parcel and the fair value of the parcel, less cost to sell. The fair value of real estate is evaluated based on existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect estimated fair value.

Profit or loss on real estate sold is recognized in accordance with Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". Any estimated loss is recognized in the period in which it becomes apparent.

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of - Long-lived assets and assets held for sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that the Company expects to hold and use is based on the fair value of the asset.

Depreciation - Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 31.5 years for buildings and 5 years for tenant improvements.

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

Excess Cost Over Fair Value of Net Assets Acquired (Goodwill) - The ownership position in BankAtlantic was acquired at different times. In some acquisitions, the fair market value of the net assets of BankAtlantic were greater than the Company's cost. At other acquisitions, the Company's cost was in excess of the fair market value of BankAtlantic's net assets. The excess of fair market value over cost was recorded as a reduction to the fair market value of non-current assets. The excess of cost over fair market value was recorded as goodwill and is being amortized on the straight line basis over a 15 year period. Some minor increases in ownership of BankAtlantic were recorded utilizing BankAtlantic's cost basis of assets and liabilities as fair market value. The excess of such cost basis over the Company's purchase price was recorded as a reduction to property and equipment and is being amortized on a straight-line basis over a ten year period. Cost over fair value of net assets acquired and other intangible assets is evaluated by management for impairment on an on-going basis based on the facts and circumstances related to the net assets acquired. That evaluation includes a review of current and estimated future earnings and dividend paying ability.

Earnings Per Share - Financial Accounting Standards Board Statement No. 128, Earnings per Share ("FAS 128") was issued in February 1997. This statement simplifies the standards for computing earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 requires restatement of all prior-period EPS data presented. FAS 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company's capital structures does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method.

For all periods, the shares issued in connection with a 1984 acquisition are considered outstanding after elimination of the Company's ownership of the shares issued in the acquisition, respectively.

Stock Splits - On October 6, 1997, the Board of Directors of the Company declared a five for four stock split effected in the form of 25% stock dividend, payable in shares of the Company's newly authorized Class A Common Stock. The Class A Common Stock was a newly authorized series of the Company's capital stock and no shares were outstanding prior to the dividend. Pursuant to the Company's Articles of Incorporation, the Company's then existing common stock was automatically redesignated as Class B Common Stock without changing any of its rights and preferences upon the authorization by the Board of the stock dividend. The Class A Common Stock and the Class B Common Stock have substantially identical terms except that (i) the Class B Common Stock is entitled to one vote per share while the Class A Common Stock will have no voting rights other than those required by Florida law and (ii) each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock. On January 15, 1998, the Board of Directors of the Company declared a three for one stock split effected in the form of a stock dividend of two shares of Class A common stock for each share of outstanding Class A and Class B common stock. Due to accounting and tax considerations, outstanding options to purchase Class B common stock previously granted under the Company's stock option plans were adjusted to reflect additional Class B stock options instead of options on Class A common stock. Where appropriate, amounts throughout this report have been adjusted to reflect the stock splits.

Stock Based Compensation Plans - The Company maintains both qualifying and non-qualifying stock-based compensation plans for its employees and directors. The Company has elected to account for its employee stock-based compensation plans under APB No. 25.

New Accounting Standards - The Financial Accounting Standard Board ("FASB") issued FASB Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" and FASB Statement No. 131 ("FAS 131") "Disclosures About Segments of an Enterprise and Related Information" in June 1997. FAS 130 establishes standards for reporting comprehensive income in financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Some of the items included in comprehensive income are unrealized gains or losses on securities available for sale, underfunded pension obligations and employee stock options. FASB Statement No.131 ("FAS 131") establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial statements issued to shareholders. FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Implementation of FAS 130 and FAS 131 will impact disclosures in the 1998 Financial Statements but will not have an impact on the Company's Statement of Financial Condition or Statement of Operations.

Reclassifications - For comparative purposes, certain prior year balances have been reclassified to conform with the 1997 financial statement presentation.

2.  INVESTMENTS IN BANKATLANTIC BANCORP, INC.

The Company has acquired its 35.6% ownership at December 31, 1997 of all outstanding BBC common stock through various acquisitions and sales. Where appropriate, amounts throughout this report of all BBC share and per share amounts have been adjusted for stock splits declared by BBC. At December 31, 1997, 1996 and 1995, BFC owned, 35.6%, 41.5% and 46.0% respectively, of the outstanding common stock of BBC. BBC's Class A Common Stock non-voting and is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. At December 31, 1997, the
Company's ownership in the outstanding BBC Class A and B common stock was approximately 30.6% and 45.6%, respectively.

A reconciliation of the carrying value in BBC to BBC's Stockholders equity at December 31, 1997 and 1996 is as follows:

                                         December 31,         December 31,
                                             1997                 1996
                                             ----                 ----
BBC stockholders' equity                 $ 207,171              147,704
Ownership percentage                         35.57%               41.52%
                                         ---------            ---------
                                            73,691               61,327
Purchase accounting adjustments             (1,506)              (2,288)
                                         ---------            ---------
Investment in BBC                        $  72,185               59,039
                                         =========            =========

The acquisition of BankAtlantic has been accounted for as a purchase and accordingly, the assets and liabilities acquired have been revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during 1997, 1996 and 1995 by approximately $741,000, $545,000 and $677,000, respectively, included in equity in earnings of BBC. Assuming no sales or dispositions of the related assets or liabilities by BBC, the Company believes the net increase (decrease) in earnings resulting from the net amortization/accretion of the adjustments to net assets acquired resulting from the use of the purchase method of accounting will be remain at a similar level in future years.

Excess cost over fair value of net assets acquired at December 31, 1997 and 1996, was approximately $577,000 and $700,000, respectively. Excess cost over fair value of net assets acquired at December 31, 1997 and 1996 is included in the investment of BBC in the accompanying statements of financial condition, in addition to other unamortized purchase accounting adjustments. The excess cost over fair value of net assets acquired will be fully amortized in 2002.

The decrease in the ownership percentage at December 31, 1997 from 41.5% to 35.6% of all outstanding common stock of BBC was primarily due to the issuance by BBC of 4,312,500 shares of Class A common stock in a public offering and the sale of 449,805 shares of BBC's Class A common stock by the Company. This decrease in the ownership was offset in part during the year ended December 31, 1997 by the net effect of other BBC capital transactions such as BBC's repurchase of 1,040,625 shares of Class A and 365,625 shares of Class B common stock, the conversion of 6 3/4% debentures into 57,252 shares of BBC Class A common and the issuance of additional shares in connection with BBC's stock option plans.

On November 25, 1997, in a dual public offering, BBC issued 4,312,500 of Class A common stock and $100.0 million of 5 5/8% convertible subordinated debentures ("5 5/8% Debentures"). The net proceeds to BBC from the sale of Class A common stock was $43.4 million net of $107,000 offering costs and from the sale of the 5 5/8% Debentures, $96.5 million net of $3.5 million of offering costs. The 5 5/8% Debentures are convertible at an exercise price of $12.94 per share into an aggregate of 7,727,975 shares of Class A Common Stock. On February 3, 1998, BBC's shareholders during a special meeting increased the authorized shares of BBC's Class A and Class B common stock to 80 million shares and 45 million shares, respectively.

During January and June 1997, the Company sold 449,805 shares of BankAtlantic Bancorp, Inc. Class A common stock. Net proceeds received from these sales amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized in 1997.

In March 1997, BBC formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of BBC. In a public offering in April 1997, BBC Capital issued $75 million, 2.99 million shares of Preferred Securities. BBC Capital used the gross proceeds received from the sale of the Preferred Securities to purchase $71.8 million of 9 1/2% Junior Subordinated Debentures from BBC, which mature on June 30, 2027. The net proceeds from the sale of the Junior Subordinated Debentures were utilized as follows: $21.2 million was used by BankAtlantic to acquire St. Lucie West Holding Corp. and subsidiaries and to invest in a real estate joint venture, $12.2 million was used to repurchase BBC's common stock and the remaining proceeds is being utilized by BBC for general corporate purposes. St. Lucie West Holding Corp. is the developer of the master planned community of St. Lucie West, located in St. Lucie County, Florida

In March 1996, BBC issued 2.80 million shares of Class A Common Stock in an underwritten public offering at $6.14 per share resulting in a decrease in the Company's ownership of all outstanding BBC common stock from approximately 46% to 41.5%. At June 30, 1996, the Company's ownership in all outstanding BBC's common stock further decreased to 40.8% upon BBC's issuance of Class A common stock in connection with exercise of employee stock options and in April 1996 the underwriter exercised an overallotment option to purchase an additional 395,027 shares of Class A common stock. At December 31, 1996, the Company's ownership in all outstanding common stock of BBC increased to 41.5%, upon BBC's repurchase of 356,445 and 175,781 shares of BBC Class A and B common stock, respectively. At December 31, 1996, the Company's ownership in BBC Class A and B common stock was approximately 35.1% and 46.2%, respectively.

During 1996, BBC issued $57.5 million of 6 3/4% convertible debentures due July 1, 2006, (the 6 3/4% Debentures"). The 6 3/4% debentures are convertible into Class A common stock at an exercise price of $6.55 per share. Net proceeds to BBC were $55.2 million net of underwriting discount and offering expenses. The net proceeds were utilized by BankAtlantic for the acquisition of Bank of North America ("BNA") and general corporate purposes by BBC and BankAtlantic.

BBC's primary asset is the capital stock of BankAtlantic, its wholly owned subsidiary. Presently, BBC's principal activities relate to the operations of BankAtlantic and BankAtlantic's subsidiaries. BBC's primary use of funds is to pay dividends on its outstanding common stock and interest on outstanding debentures. It is anticipated that funds for payment of these expenses will be obtained from BankAtlantic. Additionally, the ultimate repayment by BBC of its outstanding debentures may be dependent upon dividends from BankAtlantic. Also, BBC obtains funds through the exercise of stock options. BBC has paid a regular quarterly dividend since its formation and management of BBC has stated its intention to pay regular quarterly cash dividends on its common stock.

Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets all of its fully phased-in capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association". Upon prior notice to, and non-objection by, the OTS, a Tier 1 association may make capital distributions during a calendar year up to the greater of (1) 100% of net income for the current calendar year plus 50% of its capital surplus or (ii) 75% of its net income over the most recent four quarters. Any additional capital distributions would require prior regulatory approval. At December 31, 1997, BankAtlantic met the definition of a Tier 1 association.

3.  EXCHANGE TRANSACTIONS

During 1991, the Company exchanged (the "1991 Exchange") approximately $15.4 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of three affiliated limited partnerships. During 1989, the Company exchanged (the "1989 Exchange") approximately $30 million (the "Original Principal Amount") of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of three other affiliated limited partnerships. The major assets and liabilities of these partnerships consisted principally of commercial real estate properties and related non-recourse mortgage debt. Of the properties acquired, one property plus a 50% interest in another property is still owned by the Company at December 31, 1997.

The Company deposited $30.6 million into escrow accounts in connection with the settlement of litigation that arose pertaining to the Exchange transactions, including a deposit of $5.1 million in March 1997. All of the funding required in connection with the Exchange settlements had been provided as of March 31, 1997. Payments on the settlement relating to one of the 1989 Exchange litigation settlements commenced in January 1997. Payments on all other settlements had commenced prior to that date. The final time period for filing a claim in the settlements expired in January 1998. The settlement agreements provided for a release from escrow any balances remaining at the end of a specified period and accordingly, approximately $3.0 million was released from escrow in June 1996 and $2.1 million was released from escrow in January 1998. At December 31, 1997, approximately $5.0 million remained in escrow accounts. At December 31, 1997, the redeemed debenture liability for the 1989 and 1991 Exchange litigation was approximately $5.5 million, and such amount pursuant to the settlements does not bear interest.

Initially, the amount that was to be paid under these settlements was not determined with certainty because the amount of settlement depended upon whether the class member still owned the debenture issued to them in the exchange transaction ("Class Members Still Owning Debentures") or whether the class member sold the debenture transferred to them in the exchange transaction ("Class Members No Longer Owning Debentures"). The determination of which group a debenture holder falls into was complicated by the fact that when a transfer of ownership occurs, the transfer may not be a bona fide sale transaction (i.e., involved a transfer to street name or to a family member). When a debenture is held by a Class Member Still Owning Debentures, the amount of gain recognized on that debenture is greater because the debenture and any related accrued interest is removed from the books whereas if the debenture was sold to a non class member, a settlement payment is made to the Class Member No Longer Owning the Debenture and the debenture and all related accrued interest remains on the books in the name of the current holder of the debenture. When the settlements were recorded, the gain recorded was based upon the determination that if the debenture had been transferred since issue, the debenture was classified in the group of Class Members No Longer Owning Debentures. As debentures were presented for payment, if a determination was made that the debenture belonged in the group of Class Members Still Owning Debentures, an adjustment was made and additional gain was recognized. Additionally, Class Members No Longer Owning
Debentures had a specified time period for filing a claim and as the determination of the claim amounts were made and when the time period expired an adjustment was made and additional gain was recognized. Extraordinary gains, net of income taxes of approximately $756,000, $853,000 and $3.2 million were recognized in 1997, 1996 and 1995, respectively, based upon claims made and paid pursuant to the settlements of the Exchange litigation relating to Class Members No Longer Owning Debentures (as defined).

The components of the gain from the settlement of the Exchange litigation are as follows (in thousands):

                                                  1997        1996         1995
                                                  ----        ----         ----
Adjustment of basis in the properties
 acquired in debenture exchange, net            $  --          --           273
Decrease in other assets                           --          --           (43)
Decrease in exchange debentures, net                710         872       2,835
Decrease in deferred interest on the
 exchange debentures                                735         663       2,196
                                                -------     -------     -------
                                                  1,445       1,535       5,261
Redeemed debenture liability                       (214)        (71)       (558)
                                                -------     -------     -------
Pre-tax gain on the Exchange settlement           1,231       1,464       4,703
Income taxes                                        475         611       1,461
                                                -------     -------     -------
Net gain on settlements of Exchange
 litigation                                     $   756         853       3,242
                                                =======     =======     =======

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

The Debentures in the 1991 Exchange bear interest at a rate equal to 10.5% per annum until March 31, 1992, 11.5% per annum thereafter until March 31, 1993 and 12.5% per annum thereafter until maturity on July 1, 2011. The Debentures in the 1989 Exchange bear interest at a rate equal to 8% per annum until June 30, 1990, 9% per annum thereafter until June 30, 1991, and 10% thereafter until maturity on July 1, 2009. For financial statement purposes, the Debentures in the 1991 and 1989 Exchange have been discounted to yield 19% and 12%, respectively, over their term. Any interest not paid quarterly by the Company ("Deferred Interest") will accrue interest at the same rate as the Debentures until paid and after eight quarters of interest not paid by the Company the interest rate on the Debentures in the 1991 and 1989 Exchanges will increase to, and remain at, 13% and 12%, respectively, per annum until maturity. No dividends may be paid to the holders of any equity securities of the Company while any deferred interest remains unpaid. Since December 31, 1991, the Company has deferred the interest payments relating to the debentures issued in both the 1989 Exchange and the 1991 Exchange and therefore, the interest on the debentures in the 1991 and 1989 Exchange is now 13% and 12%, respectively per annum. The deferred interest on the exchange debentures was approximately $2.1 million and $2.8 million at December 31, 1997 and 1996, respectively.

During 1997, the Company reacquired approximately $1,147,000 of debentures and accrued interest for approximately $960,000, resulting in a gain of approximately $187,000. Such gain is reflected as an extraordinary item, net of income taxes of $72,000 in the accompanying financial statements.

4.  SECURITIES AVAILABLE FOR SALE

Included in securities available for sale at December 31, 1997 and 1996 was approximately $1,135,000 and $6,669,000 of U.S. Treasury Bills with maturities in March 1998 and March 1997, respectively. Market value at December 31, 1997 and 1996 approximates book value. Also included in securities available for sale on December 31, 1997, was an investment of $193,000 and $150,000 in Series B Convertible Preferred Stock and Series A Preferred Stock, respectively, of an unaffiliated entity and at December 31, 1996, the Company's investment was $150,000 of Series A Preferred Stock of the unaffiliated entity. At December 31, 1997 and 1996 the market value of this investment approximated book value.

5.  MORTGAGE NOTES AND RELATED RECEIVABLES - NET

Mortgage notes and related receivables as of December 31, 1997 and 1996 are summarized below (in thousands):

                                                           1997           1996
                                                           ----           ----
 Originating from:
  Investment properties                                  $ 3,533          3,974
  Less: Principally, deferred profit                        (902)        (1,022)
       Provision for impairment                             (772)          (772)
                                                         -------        -------
Total                                                    $ 1,859          2,180
                                                         =======        =======

In January 1997, mortgage notes and related receivables, net, decreased due to the conversion of approximately $184,000 of a note due from an affiliated limited partnership to an equity position in the partnership.

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

                                                          1996
                                                          ----

 Mortgage receivables                                   $ 1,328
 Less: Principally, deferred profit                        (947)
      Valuation allowance                                  (162)
                                                            219
Investment in Limited Partnerships, net                     255
                                                        -------
  Net loss                                              $   474
                                                        =======

During 1996, the Company received approximately $1.7 million resulting from the satisfaction of loans due from affiliated limited partnerships, upon the sale of the partnerships' properties. Also, during 1996 approximately $1.1 million was received for a loan due from an unaffiliated third party.

Through September 1994, the Company had attempted to negotiate an extension of a $1.0 million balloon payment on a note payable that matured in June 1993. However, the lender exercised the acceleration provision on the note and in September 1994, the underlying security that consisted of five wrap mortgage receivables from affiliated limited partnerships was transferred to an affiliate of the lender. In September 1994, the Company removed the related receivables and payables from its books but deferred the gain because negotiations with the lender were ongoing. At that time the Company remained liable to the lender for the difference between the balance owed at the time of the acceleration and the amount the lender sold the underlying security for. The Company continued negotiations with the lender and in September 1995, an agreement was reached whereby the lender was paid $500,000, two of the wrap mortgage receivables were transferred to the affiliated limited partnerships and three of the wrap mortgage receivables were transferred to the Company. Further, the Company was released from any further liability to the lender. The three wrap mortgage receivables transferred to the Company were reinstated on the Company's books at their former carrying value reduced by payments made between September 1994 and September 1995. The Company accounted for this transaction as a debt extinguishment and accordingly reflected the gain on the transaction as an extraordinary item in its financial statements. The components of the gain recognized in 1995 are as follows:

                                                                         1995
                                                                         ----
Mortgage notes and related receivables, net                         $(1,728,527)
Underlying mortgage payables                                          1,520,607
Other liabilities                                                        52,648
Credit from lender on sale of receivables                               720,000
Balance forgiven by lender                                              260,768
                                                                    -----------
Pre-Tax Gain recognized                                             $   825,496
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

6.  REAL ESTATE ACQUIRED IN DEBENTURE EXCHANGE

Real estate acquired in debenture exchange consists of the following (in thousands):

                                                                December 31,
                                                                ------------
                                        Estimated Lives       1997        1996
                                        ---------------       ----        ----

Land                                          -            $  1,062       1,062
Buildings and improvements              4 to 31.5 years      10,424      10,401
Investment in real estate, net                                2,625       2,652
                                                             ------      ------
                                                             14,111      14,115
Less:
 Accumulated depreciation                                     3,998       3,319
 Deferred profit                                                413         413
                                                             ------      ------
                                                              4,411       3,732
                                                             ------      ------
                                                           $  9,700      10,383
                                                             ======      ======

The Company has sold a 50% interest in a property acquired in the 1989 Exchange. Since the Company is still primarily liable for the non-recourse mortgage note on the property, the property is included as an investment in real estate, net. Because of the Company's continuing involvement in the 50% of the property sold, a gain on sale of approximately $0.6 million has been deferred, reducing the Company's carrying value in the real estate.

An unaffiliated tenant contaminated certain property formerly owned by BFC. The tenant, while contractually responsible for the cleanup of the contamination, refused to do so. BFC, therefore, conducted the cleanup and sought to collect the cleanup costs from the tenant. An aggregate of approximately $898,000 of costs and attorneys' fees relating to this matter had been recorded by BFC as a receivable. In July 1996, approximately $1.1 million was received as payment for costs incurred by BFC. Based on such receipt, a net gain of approximately $211,000 was recognized during the third quarter of 1996 relating to this matter.

7.  REAL ESTATE HELD FOR DEVELOPMENT AND SALE

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction, which is included in cost of sale of real estate. As part of the sale of the Cypress Creek property, the Company received a limited partnership interest in an unaffiliated limited partnership that will entitle it to receive approximately 4.5% of profits, if any, from development and operation of the property. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. In August 1997, approximately four acres were sold from the Center Port property to unaffiliated third parties for approximately $818,000 and the company recognized a net gain from the sale of real estate of approximately $204,000. Included in cost of sales is approximately $204,000 representing the Abdo Group profit participation from the transaction. All proceeds from the sale were utilized to reduce the borrowing for which the Center Port property serves as partial collateral. The current balance on the borrowing is approximately $7.2 million and is due to an unaffiliated lender. Payment of profit participation will be deferred until the lender and the Company are repaid on loans, advances and interest. The remainder of the Center Port property is currently being marketed for sale.

8.  MORTGAGES PAYABLE AND OTHER BORROWINGS

Mortgages payable and other borrowings at December 31, 1997 and 1996 are summarized as follows (in thousands):

  Approximate
  Type of Debt                Maturity     Interest Rate       1997      1996
  ------------                --------     -------------       ----      ----
  Related to mortgage
    receivables               1997-2010     6% - 9.75%     $  1,633     1,877
  Related to real estate      1997-2007    9.20%- Prime
                                             plus 1.5%       19,460    20,457
  Other borrowings              1999        Prime-Prime
                                              plus 1%         1,850     3,164
                                                             ------   -------
                                                           $ 22,943    25,498
                                                             ======    ======

In August 1997, a $3.5 million note due in September 1999 was converted to a revolving line of credit, requiring only interest payments at prime plus 1% and a maximum amount of $2,857,600. At December 1997 the balance due on the revolving line of credit was $1,850,000. At December 31, 1996 the balance due on the $3.5 million note was $3,032,800.

All mortgage payables and other borrowings above are from unaffiliated parties. Included in 1997 and 1996 amounts related to other borrowings is approximately $1.8 and $3.0 million, respectively, due to financial institutions.

In December 1994, the Company established a broker line of credit in the amount of $850,000 which is currently collateralized by 170,000 shares of BankAtlantic Bancorp, Inc. Class B common stock. At December 31, 1997, the outstanding balance on the above line was zero.

At December 31, 1997 the aggregate principal amount of the above indebtedness maturing in each of the next five years is approximately as follows (in thousands):

                             Years ended
                             December 31,      Amount
                             ------------      ------
                                1998          $10,663
                                1999            2,111
                                2000              281
                                2001              307
                                2002              325
                             Thereafter         9,256
                                              -------
                                              $22,943
                                              =======

The majority of the Company's marketable securities, mortgage receivables, real estate held for development and sale, net and real estate acquired in the 1989 and 1991 debenture Exchange are as to real estate and marketable securities, encumbered by, or, as to mortgages receivable, subordinate to mortgages payable and other debt. In the aggregate, approximately 9.6% of the shares of common stock of BBC owned by BFC are pledged as collateral on mortgages payable and other borrowings.

On October 29, 1996, a balloon payment of approximately $9.4 million was due on the mortgage note that was secured by the Burlington Manufacturers Outlet Center. Such payment was not made and the Company entered into an agreement for forbearance and an extension agreement, which extended the maturity through April 1997. In April 1997, new financing was obtained from an unaffiliated lender and the previous mortgage note was satisfied. The principal amount of the current mortgage note is approximately $9.1 million, the note bears interest at a rate of 9.20% per annum, requires monthly payments of $77,992 and matures on May 1, 2007. Upon satisfaction of the previous mortgage note, the Company recognized an extraordinary gain of approximately $181,000 from debt restructuring, net of income taxes.

9. INCOME TAXES

The provision for income tax expense (benefit) consists of the following (in thousands):

                           For the Years Ended December 31,
                           ---------------------------------
                        1997              1996           1995
                        ----              ----           ----
Current:
       Federal        $  --                (124)          --
       State             --                  15           --
                      -------           -------         ------
                         --                (109)          --
                      -------           -------         ------
Deferred :
       Federal          3,621             2,598           --
       State              601               435           --
                      -------           -------         ------
                        4,222             3,033           --
                      -------           -------         ------
Total                 $ 4,222             2,924           --
                      =======           =======         ======

Current taxes applicable to extraordinary items were $46,000 for 1995 and none for 1997 and 1996. In 1997, 1996, and 1995 deferred income taxes applicable to extraordinary items were $661,000, $611,000 and $1,633,000, respectively.

A reconciliation from the statutory federal income tax rate of 35% in 1997, 1996 and 1995, to the effective tax rate is as follows (in thousands):

                                           Year ended December 31,
                                     ---------------------------------
                                   1997(1)          1996 (1)        1995 (1)
                                   -------         --------         --------
                              Amount  Percent  Amount  Percent   Amount  Percent
                              ------  -------  ------  -------   ------  -------
Expected tax expense          4,546    35.0     3,144    35.0     1,481    35.0
Provision for state
 taxes net of federal
 benefit                        410     3.2       321     3.6       151     3.6
Dividend received
 deduction                     (287)   (2.2)     (272)   (3.0)     (253)   (5.8)
Change in the
 valuation allowance
 as a result of items
 other than
 extraordinary (2)             --      --        --      --      (1,377)  (31.6)
Other, net                     (447)   (3.5)     (269)   (3.0)       (2)   (1.2)
                             ------    ----    ------    ----    ------    ----
                              4,222    32.5     2,924    32.6      --      --
                             ======    ====    ======    ====    ======    ====


(1) Expected tax is computed based upon earnings (loss) before income and extraordinary items.

(2) The remaining charge in the deferred tax asset valuation allowance in 1995 relates to income generated from the extraordinary item.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and tax liabilities at December 31, 1997 and 1996 were (in thousands):

                                                               1997        1996
                                                               ----        ----
Deferred tax assets:
     Mortgages receivable                                        284         287
     Litigation accruals                                        --         1,571
     Other liabilities                                           134         106
     Other assets                                                 53          10
     Net operating loss carryforwards                          6,945       6,215
                                                              ------      ------
          Total gross deferred tax assets                      7,416       8,189
     Less:
          Valuation allowance                                   --          --
                                                              ------      ------
               Deferred tax assets after
                valuation allowance                            7,416       8,189
Deferred tax liabilities:
     Real estate, net                                          1,353       1,496
     Investment in BankAtlantic                               17,656      11,763
     Exchange Debentures                                         118         207
                                                              ------      ------
          Total gross deferred tax liabilities                19,127      13,466
                                                              ------      ------
Net deferred tax liability                                   $11,711       5,277
                                                              ======      ======

At December 31, 1997, the Company believes it will utilize its deferred tax assets through taxable income generated in future years by the reversal of deferred tax liabilities existing as of December 31, 1997.

At December 31, 1997, the Company had estimated state net operating loss carry forwards for state income tax purposes of approximately $14,761,000 of which $253,000 expires in 2003, $585,000 expires in 2004, $2,757,000 expires in 2005,
$2,001,000 expires in 2006,  $4,235,000  expires in 2007,  $2,332,000 expires in
2008, $1,662,000 expires in 2011 and $936,000 expires in 2012. The Company also has a net operating loss carry forward for federal income tax purposes of approximately $ 18,005,000 of which $4,621,000 expires in 2006, $7,199,000 expires  in 2007,  $3,322,000  expires in 2008,  $1,831,000  expires in 2011 and
$1,032,000 expires in 2012. BBC is not included in the Company's consolidated tax return.

The Company received income tax refunds of approximately $70,000, $16,000 and $229,000 during the years ended December 31, 1997, 1996 and 1995, respectively, and made income tax payments of approximately $122,000 and $213,500 during the years ended December 31, 1996 and 1995, respectively and none in December 31, 1997.

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

The Company's Articles of Incorporation authorize the Company to issue both a Class A Common Stock, par value $.01 per share and a Class B Common Stock, par value $.01 per share. The Class A Common Stock and the Class B Common Stock have substantially identical terms except that (i) the Class B Common Stock is entitled to one vote per share while the Class A Common Stock will have no voting rights other than those required by Florida law and (ii) each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

On January 10, 1997, the Board of Directors of BFC Financial Corporation adopted a Shareholder Rights Plan. As part of the Rights Plan, the Company declared a dividend distribution of one preferred stock purchase right (the "Right") for each outstanding share of BFC's Class B common stock to shareholders of record on January 21, 1997. Each Right will become exercisable only upon the occurrence of certain events, including the acquisition of 20% or more of BFC's Class B common stock by persons other than the existing control shareholders (as specified in the Rights Plan), will entitle the holder to purchase either BFC stock or shares in the acquiring entity at half the market price of such shares. The Rights may be redeemed by the Board of Directors at $.01 per Right until the tenth day following the acquisition of 20% or more of BFC's Class B common stock by persons other than the existing shareholders. The Board may also, in its discretion, extend the period for redemption. The Rights will expire on January 10, 2007.

11. EARNINGS ON RENTAL REAL ESTATE OPERATIONS, NET

Following are the components of earnings on real estate rental operations, net for each of the years in the three year period ending December 31, 1997 (in thousands):

                                                    1997        1996        1995
                                                    ----        ----        ----
Deferred profit recognized                        $   45         152         161
Operations of properties acquired in
 debenture Exchange (see note 6)                     989       1,151         872
                                                  ------       -----       -----
                                                  $1,034       1,303       1,033
                                                  ======      ======      ======

12.  RELATED PARTY TRANSACTIONS

Related party transactions arise from transactions with affiliated entities. In addition to transactions described in notes elsewhere herein, a summary of originating related party transactions is as follows (in thousands):

                                                        Year Ended December 31,
                                                        -----------------------
                                                      1997       1996       1995
                                                      ----       ----       ----
Property management fee revenue                        $10         90         78
                                                       ===        ===        ===
 Reimbursement revenue for
  administrative, accounting
  and legal services                                   $52        121         91
                                                       ===        ===        ===

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

Included in other assets at December 31, 1997, 1996 and 1995, was approximately $158,000, $125,000 and $704,000 respectively due from affiliates.

Alan B. Levan, President and Chairman of the Board of the Company also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. and BankAtlantic.

John E. Abdo, a director of the Company also serves as Vice Chairman of the Board of Directors of BBC and BankAtlantic and is a director and President of BankAtlantic Development Corporation a wholly owned subsidiary of BankAtlantic ("BDC").

Glen R. Gilbert, Executive Vice President of the Company also serves as a director and Vice President of BDC.

Florida Partners Corporation owns 133,314 shares of the Company's Class B common stock and 366,615 shares of the Company's Class A common stock. Alan B. Levan is the principal shareholder and a member of the Board of Florida Partners Corporation. Glen R. Gilbert, Senior Vice President and Secretary of the Company holds similar positions at Florida Partners Corporation.

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

                                              Class B
                                            Outstanding
                                              Options         Price per Share
                                              -------         ---------------
Outstanding at December 31, 1994               843,750       1.20   to    1.32
Issued                                         787,500       1.13   to    1.25
                                             ---------
Outstanding at December 31, 1995             1,631,250       1.13   to    1.32
Exercised                                      (82,497)      1.20   to    1.32
                                             ---------
Outstanding at December 31, 1996             1,548,753       1.13   to    1.32
Issued                                         918,750       4.07   to    4.47
Exercised                                      (72,096)      1.13   to    1.32
                                             ---------
Outstanding at December 31, 1997             2,395,407       1.13   to    4.47
                                             =========
Exercisable at December 31, 1997             1,476,657       1.13   to    1.32
                                             =========
Available for grant at December 31, 1997     1,200,000
                                             =========


The weighted average exercise price of options outstanding at December 31, 1997, 1996 and 1995 $2.47, $1.28 and $1.28, respectively. The weighted average price of options exercised during the year was $1.24 and $1.27 for 1997 and 1996, respectively. No options were exercised in 1995.

The adoption of FAS 123 under the fair value based method would have increased compensation expense by approximately $1,066,000, $138,000 and $539,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The effect of FAS 123 under the fair value based method would have effected net income and earnings per share as follows:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                1997          1996          1995
                                                ----          ----          ----
Net income:
    As reported                              $ 9,818         6,911         7,932
    Proforma                                   9,164         6,826         7,601
Basic earnings per share:
    As reported                                 1.23           .89          1.03
    Proforma                                    1.15           .87           .99
Diluted earnings per share:
    As reported                                 1.12           .83          1.03
    Proforma                                    1.05           .82           .99

The option model used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

        Number of                               Risk Free Expected               Expected
Date of  Options  Grant Date  Type of  Exercise  Interest   Life    Expected     Dividend
Grant    Granted  Fair Value  Grant     Price     Rate     (Years)  Volatility    Yield
-----    -------  ----------  -----     -----     ----     -------  ----------    -----
2/7/95   750,000   $ 0.87       NQ       1.24     7.143       8       74.81%        0%
2/7/95    37,500   $ 0.87       ISO      1.13     7.143       6       74.81%        0%
7/1/97    49,176   $ 1.62       ISO      4.06     5.800       6       27.40%        0%
7/1/97   119,574   $ 1.84       NQ       4.06     5.820      7.5      27.40%        0%
7/1/97   750,000   $ 1.70       NQ       4.46     5.820      7.5      27.40%        0%

The employee turnover was considered to be none. The weighted average fair value of options granted during the years ended December 31, 1997 and 1995 was $1.71 and $0.87, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                              Options Outstanding                   Options Exercisable
                      -------------------------------------         -------------------
                                 Weighted
                    Number       Average             Weighted        Number       Weighted
   Range of      Outstanding    Remaining             Average      Exercisable     Average
Exercise Prices  at 12/31/97  Contractual Life     Exercise Price  at 12/31/97  Exercise Price
---------------  -----------  ----------------     --------------  -----------  --------------
$1.13 to $1.32   1,476,657      6.6 Years            $ 1.28         1,476,657      $ 1.28
$4.07 to $4.47     918,750      9.4 Years            $ 4.39             --           --

The Company has an employee's profit-sharing plan which provides for contributions to a fund of a sum as defined, but not to exceed the amount permitted under the Internal Revenue Service Code as deductible expense. The provision charged to operations was approximately $10,000 for each of the years ended December 31, 1997, 1996 and 1995, respectively. Contributions are funded on a current basis.

14.  LITIGATION

The following is a description of certain lawsuits to which the Company is or has been a party.

Alan B. Levan and BFC Financial Corporation v. Capital Cities/ABC, Inc. and William H. Wilson, in the United States District Court for the Southern District of Florida, Case No. 92-325-Civ-Atkins. On November 29, 1991, The ABC television program 20/20 broadcast a story about Alan B. Levan and BFC which purportedly depicted some securities transactions in which they were involved. The story contained numerous false and defamatory statements about the Company and Mr. Levan and, February 7, 1992, a defamation lawsuit was filed on behalf of the Company and Mr. Levan against Capital Cities/ABC, Inc. and William H. Wilson, the producer of the broadcast. In December 1996, a jury found in favor of the Company and Mr. Levan and awarded a compensatory judgment of $1.25 million to the Company and $8.75 million to Mr. Levan. Capital Cities/ABC, Inc. and William
H. Wilson have filed an appeal in this matter. That appeal is currently pending. The Company will recognize such amount, less applicable attorneys' fees, in income upon receipt.

Kugler, et.al., (formerly Martha Hess, et. al.), v. I.R.E. Real Estate Income Fund, et al. In connection with the above referenced matter, in October 1996, approximately $3.7 million was placed in escrow to rescind sales and in March 1997, approximately $1.0 million was placed in escrow for attorneys' fees. On April 30, 1997, the Courts approved the Kugler settlement and amounts were paid.

Short vs. Eden United, Inc., et al. in the Marion County Superior Court, State of Indiana. Civil Division Case No. S382 0011. In connection with certain litigation related to the purchase and sale of an apartment complex in Indiana, in April 1997, the Company paid approximately $783,000 and received a release and satisfaction of judgment. At December 31, 1996, the Company had an accrual of approximately $3.0 million included in other liabilities with respect to this matter. The remaining accrual in the amount of approximately $2.3 million was reversed during the quarter ended June 30, 1997.

The Company is also a party to certain other litigation arising in the ordinary course of its business. Management does not believe such litigation will have a material adverse affect on its financial condition or results of operations.

15.  QUARTERLY FINANCIAL INFORMATION (unaudited)
Following is quarterly financial information for the years ended 1997and 1996 (in thousands, except per share data):

                                                  Quarter Ended
                                                  -------------
1997                                 Mar 31   Jun 30    Sep 30   Dec 31    Total
                                     ------   ------    ------   ------    -----
Revenues                             $1,054    1,531     1,260      380    4,225
Costs and expenses                    1,426     (887)    1,827    1,000    3,366
Income before extraordinary item      2,156    3,125     1,734    1,751    8,766
Net income                            2,273    3,789     1,941    1,815    9,818
                                     ======   ======    ======   ======   ======

Basic earnings per share:
  Before extraordinary items            .27      .39       .22      .22     1.10
  Extraordinary items                   .01      .08       .03      .01      .13
                                      -----    -----     -----    -----    -----
  Net income                            .28      .47       .25      .23     1.23
                                     ======   ======    ======   ======   ======
Diluted earnings per share:
  Before extraordinary items            .25      .37       .20      .19     1.00
  Extraordinary items                   .01      .08       .02      .01      .12
                                      -----    -----     -----    -----    -----
  Net income                            .26      .45       .22      .20     1.12
                                     ======   ======    ======   ======   ======
Basic weighted average number of
 common shares outstanding            7,906    7,949     7,949    7,949    7,938
                                     ======   ======    ======   ======   ======

Diluted weighted average number of
 common shares outstanding            8,513    8,559     8,790    9,079    8,731
                                     ======   ======    ======   ======   ======

During January and June 1997, the Company sold 449,805 shares of BankAtlantic Bancorp, Inc. Class A common stock. Net proceeds received from these sales amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized in 1997.

During the second quarter of 1997, the Company recognized a gain of approximately $2.3 million for the reversal of a provision for litigation in connection with the Short vs. Eden et. al. litigation. Also, during the second quarter of 1997 approximately four acres were sold from the Center Port property to unaffiliated third parties for approximately $818,000 and the company recognized a net gain from the sale of real estate of approximately $204,000. Included in cost of sales is approximately $204,000 representing the Abdo Group profit participation from the transaction.

During the first quarter of 1997, the Company sold 12.7 acres located in Birmingham, Alabama to an unaffiliated third party for approximately $149,000 and the company recognized a net gain on the sale of approximately $132,000.

During the first, second, third and fourth quarter of 1997, the Company recognized extraordinary gains net of deferred income taxes of approximately $117,000, $483,000, $92,000 and $64,000 related to revising the estimate of the amount of the settlement liability on the 1989 and 1991 Exchange transactions.

                                                  Quarter Ended
                                                  -------------
1997                                 Mar 31   Jun 30    Sep 30   Dec 31    Total
                                     ------   ------    ------   ------    -----
Revenues                             $10,372     598      956     1,085   13,011
Costs and expenses                     8,121   1,664    1,573     1,321   12,679
Income (loss) before
 extraordinary item                   3,069    1,531      (41)    1,499    6,058
Net income (loss)                     3,818    1,537      (41)    1,597    6,911
                                     ======   ======   ======    ======   ======


Basic earnings per share:
  Before extraordinary items            .39      .20     (.01)      .19      .78
  Extraordinary items                   .10     --       --         .01      .11
                                      -----    -----    -----     -----    -----
  Net income                            .49      .20     (.01)      .20      .89
                                     ======   ======   ======    ======   ======
Diluted earnings per share:
  Before extraordinary items            .38      .18     --         .18      .73
  Extraordinary items                   .09     --       --         .01      .10
                                      -----    -----    -----     -----    -----
  Net income                            .47      .18     --         .19      .83
                                     ======   ======   ======    ======   ======
Basic weighted average number of
 common shares outstanding            7,794    7,794    7,797     7,858    7,811
                                     ======   ======   ======    ======   ======
Diluted weighted average number of
 common shares outstanding            8,182    8,288    8,328     8,490    8,347
                                     ======   ======   ======    ======   ======

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


16. Consolidated Statements of Cash Flows

In addition to the non-cash investing and financing activities described elsewhere herein, other non-cash investing and financing activities are as follows:

                                                              December 31,
                                                              ------------
                                                      1997       1996      1995
                                                      ----       ----      ----
The net gains associated with the settlements of
 the Exchange litigation, net of income taxes          756        853     3,242
The change in stockholders' equity resulting from
 the Company's proportionate share of BBC's net
 unrealized appreciation on securities available
 for sale, less related deferred income taxes          (53)    (2,328)    2,546
Net gain from extinguishment of debt,
 net of income taxes                                   115       --         460
Net gain on debt restructuring,
 net of income taxes                                   181       --        --
Reinstatement of mortgage receivables
 related to extinguishment of debt                    --         --       1,484
Reinstatement of mortgage payables
 related to extinguishment of debt                    --         --         976
Transfers from escrow accounts to reflect payments
 on the redeemed debenture liability                10,930        537     3,697
Effect of issuance by BBC of BBC's
common stock to shareholders other than BFC,
 net of deferred income taxes                        3,975      1,274    (1,252)
Net effect of other BBC capital transactions,
 net of deferred income taxes                       (1,216)      (335)     --
Loss on disposition of mortgage notes
 and investment, net                                  --          474      --
Conversion of mortgage receivable to an
 equity interest in an affiliated partnership          184       --        --
Increase in equity for the tax effect related to
 the exercise of employee stock options                 65         77      --
BBC dividends on common stock
 declared and paid in subsequent period                288        227       215
Interest paid on borrowings                          2,073      2,396     2,520


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

The following table presents information for the Company's financial instruments as of December 31, 1997 and 1996 (in thousands):

                                                1997                  1996
                                                ----                  ----
                                         Carrying    Fair     Carrying     Fair
                                          Amount     Value     Amount      Value
                                          ------     -----     ------      -----
Financial assets:
 Cash and cash equivalents              $   604        604      1,796      1,796
 Securities available for sale            1,478      1,478      6,819      6,819
 Mortgage notes and related
  receivables, net                        1,859      1,859      2,180      2,180

Financial liabilities:
 Mortgage payables and other
  borrowings                             22,943     22,943     25,498     25,498
 Exchange debentures, net                 1,731      1,731      2,953      2,953
                                        =======    =======    =======    =======

18. Earnings Per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three year period ended December 31, 1997 (in thousands, except per share data):

                                                       1997      1996      1995
                                                      ------    ------    ------
Basic Numerator:
Net income available for common shareholders          $9,818     6,911     7,932
                                                      ======     =====     =====

Basic Denominator
Weighted average shares outstanding                    7,938     7,811     7,709
                                                      ======     =====     =====
Basic earnings per share                                1.23       .89      1.03
                                                      ======     =====     =====
Diluted Numerator:
Dilutive net income available  to
  common shareholders                                  9,818     6,911     7,932
                                                      ======     =====     =====
Diluted Denominator
Basic weighted average shares outstanding              7,938     7,811     7,709
Options (2)                                              793       536      --
                                                      ------     -----     -----
Diluted weighted average shares outstanding            8,731     8,347     7,709
                                                      ======     =====     =====
Diluted earnings per share                              1.12       .83      1.03
                                                      ======     =====     =====
----------
(1) Prior to 1997 there were no Class A common shares outstanding. All shares outstanding prior to 1997 were Class B common shares. While the Company has two classes of common stock outstanding, the two-class method is not presented because the company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

(2) The number of options considered outstanding shares for diluted earnings per share is based upon application of the treasury stock method to the options outstanding as of December 31.

================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Items 10 through 13 are incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.

Item 14 (d), financial statements of subsidiaries not consolidated and fifty percent or less owned persons, is incorporated by reference to the annual report on Form 10-K of BankAtlantic Bancorp, Inc. for the fiscal year end December 31, 1997, Commission File Number 33-81972, filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)-1  Financial Statements - See Item 8

(a)-2 Financial Statement Schedules - All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(a)-3  Index to Exhibits

3.1 Articles of Incorporation, as amended and restated - See Exhibit 3.1 of Registrant's Registration Statement on Form 8-A filed October 16, 1997.

3.2 By-laws - See Exhibit (3.1) of Registrant's Registration Statement on Form 8-A filed October 16, 1997.

10.1   BFC  Financial   Corporation  Stock  Option  Plan  -  See  Exhibit  A  to
       Registrant's Definitive Proxy Statement filed September 27, 1997.

12 Statement re computation of ratios - Ratio of earnings to fixed charges - attached as Exhibit 12.

21     Subsidiaries of the registrant:

                                                                  State of
                        Name                                    Organization
       --------------------------------------------------       ------------
        BankAtlantic Bancorp, Inc.                                Florida
        Eden Services, Inc.                                       Florida
        U.S. Capital Securities, Inc.                             Florida
        I.R.E. Realty Advisory Group, Inc.                        Florida
        I.R.E. Real Estate Investments, Inc.                      Florida
        I.R.E. Real Estate Investments, Series 2, Inc.            Florida
        I.R.E. Property Management, Inc.                          Florida
        I.R.E. Real Estate Funds, Inc.                            Florida
        I.R.E. Pension Advisors II, Corp.                         Florida
        Center Port Development, Inc.                             Florida
        I.R.E. BMOC, Inc.                                         Florida
        I.R.E. BMOC II, Inc.                                      Florida

23     Consent of KPMG Peat Marwick LLP. - Attached as Exhibit 23

27.1 Financial data schedule for the year ended December 31, 1997. - Attached as Exhibit 27.1.

27.2 Restated Financial data schedule for the year ended December 31, 1996. - Attached as Exhibit 27.2.

27.3 Restated Financial data schedule for the year ended December 31, 1995. - Attached as Exhibit 27.3.

(b)    Reports on Form 8-K

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

(c)    Exhibits - See 14(a) - 3 above.

(d) Financial statements of subsidiaries not consolidated and fifty percent or less owned persons:

              Annual report on Form 10-K for the fiscal year end December 31, 1997 of BankAtlantic Bancorp, Inc.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION
Registrant



By:  /S/ Alan B. Levan                                           March 20, 1998
      ----------------------------------------------
      Alan B. Levan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ Alan B. Levan                                                March 20, 1998
-----------------------------------------------
ALAN B. LEVAN, Director and
   Principal Executive Officer



/S/ Glen R. Gilbert                                              March 20, 1998
-----------------------------------------------
GLEN R. GILBERT, Chief Financial Officer



 /S/ John E. Abdo                                                March 20, 1998
-----------------------------------------------
JOHN E. ABDO, Director



/S/ Earl Pertnoy                                                 March 20, 1998
-----------------------------------------------
EARL PERTNOY, Director



/S/ Carl E.B. McKenry, Jr.                                       March 20, 1998
-----------------------------------------------
CARL E. B. McKENRY, JR., Director