Form 10-K/A
period 1997-12-31
BFC FINANCIAL CORP
filed 1998-04-28
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                    Amendment No. 1 to Application or Report
                    Filed Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Year Ended December 31, 1997

                             Commission File Number
                                     0-9811

                            BFC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                 Florida                               59-2022148
----------------------------------------  -----------------------------------
         (State of Organization)          (IRS Employer Identification Number)

        1750 E. Sunrise Boulevard
         Ft. Lauderdale, Florida                         33304
----------------------------------------  -----------------------------------
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

      Class A Common stock of $.01 par value, 6,453,994 shares outstanding. Class B Common stock of $.01 par value, 2,346,907 shares outstanding.

The  undersigned   Registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997, as set forth in the pages attached hereto:

Add the following items to Part III:

     Item 10. Directors and Executive Officers of the Registrant.
     Item 11. Executive Compensation.
     Item 12. Security Ownership of Certain Beneficial Owners and Management.
     Item 13. Certain Relationships and Related Transactions.

Such items are attached hereto.

                   BFC Financial Corporation and Subsidiaries

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

(a)  Identification of Directors.

            Name                    Age      Director Since       Term Expires
            ----                    ---      --------------       ------------
      Alan B. Levan                 53            1978                1998
      Earl Pertnoy                  71            1978                1999
      Carl E.B. McKenry, Jr.        68            1981                2000
      John E. Abdo                  54            1988                1999

All directors are to serve until the election and qualification of their respective successors.

(b)  Identification of Executive Officers.

            Name       Age     Position
            ----       ---     --------
      Alan B. Levan    53     President, Chairman of the Board, Director
      Glen R. Gilbert  53     Executive Vice President, Chief Financial Officer,
                               Secretary

All officers are to serve until they resign or are replaced by the Board of Directors.

(c)  Identification of Certain Significant Employees.

The following persons are executive officers of the BFC Financial Corporation's principal subsidiary, BankAtlantic Bancorp, Inc. ("BBC"). Positions indicated are those held at BBC.

           Name          Age        Position
           ----          ---        --------
       Alan B. Levan     53    Director, President, Chairman of the Board,
                                Chief Executive Officer
       John E. Abdo      54    Director, Vice Chairman of the Board
       Frank V. Grieco   53    Director, Senior Executive Vice President
       Jasper Eanes      52    Executive Vice President, Chief Financial Officer
       Jean E. Carvalho  63    Executive Vice President, Corporate Secretary

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

JOHN E. ABDO has been principally employed as President and Chief Executive Officer of The Abdo Companies, Inc., a real estate development, construction and brokerage firm, for more than five years. He is Vice Chairman of BBC. He has been a director of BankAtlantic since 1984 and President of BankAtlantic Development Corporation, a wholly-owned subsidiary of BankAtlantic, since 1985. He has been Chairman of the Executive Committee of BankAtlantic since October 1985 and Vice Chairman of the Board of BankAtlantic since April 1987. He is also a director of Benihana National Corporation and a director and Chairman of the Board of Coconut Code, Inc.

GLEN R. GILBERT has been Executive Vice President of BFC Financial Corporation since July 1997. From January 1984 to July 1997, he served in the position of Senior Vice President. In May 1987, he was appointed Chief Financial Officer and in October 1988, was appointed Secretary. He joined BFC in November 1980 as Vice President and Chief Accountant. He has been a certified public accountant since 1970. He serves as an officer of Florida Partners Corporation and of the corporate general partner of an affiliated public limited partnership. He has been Vice President and a director of BankAtlantic Development Corporation, a wholly-owned subsidiary of BankAtlantic, since 1997.

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

(f)      Involvement in Certain Legal Proceedings.

Not applicable.

(g)      Promoters and Control Persons.

Not applicable.


ITEM 11.  Executive Compensation

(b)      Summary Compensation Table.

The following table and the notes thereto set forth information with respect to annual compensation paid by BFC and its subsidiaries, excluding BBC and BankAtlantic, for services rendered in all capacities during the year ended December 31, 1997, to each of the executive officers of BFC as well as total annual compensation paid to each of those individuals for the prior two years.

                                                                           Long-Term Compensation
                                                                           ----------------------
                                         Annual Compensation                 Awards           Payouts
                                         -------------------                 ------           -------
                                                            Other    Restricted    Stock                   All
         Name and                                          Annual      Stock      Options                 Other
         Principal                                         Compen-   Awards(s)    Awarded      LTIP      Compen-
         Position           Year     Salary      Bonus     sation       ($)       (#)(3)      Payouts   sation(2)
         --------           ----     ------      -----     ------       ---       ------      -------   ---------
Alan B. Levan(1)            1997      $509,910         -           -          -     375,000       1,628     80,495
 Chairman of the Board,     1996       508,176         -           -          -           -       1,662     80,774
 President and Chief        1995       315,000   180,500           -          -     375,000       1,634     92,709
 Executive Officer

Glen R. Gilbert             1997       210,625     8,070           -          -      93,750       1,628          -
 Executive Vice President,  1996       209,817     7,760           -          -           -       1,662          -
 Chief Financial Officer    1995       199,827    16,066           -          -      37,500       1,634          -
 and Secretary

----------
(1) Excludes salary, bonuses and other compensation, respectively, paid by BankAtlantic in the amount of $350,574, $0 and$156,432 for 1997, $321,168,
     $193,740 and  $158,045 for 1996;  and  $313,080,  $0 and $900 for 1995.  No
     amounts were paid to Mr. Levan by BBC.

(2)  Represents reimbursements or payments for life and disability insurance.

(3) The number of options has been adjusted to reflect stock splits effected after grant date.

The foregoing table includes only executive officers of BFC and does not include executive officers of BBC or BankAtlantic. Other than Mr. Levan, executive officers of BBC and BankAtlantic do not have significant executive responsibilities with respect to key policy decisions of BFC.

(c)  Options/SAR Grants Table.

The following table sets forth information concerning individual grants of stock options to the named executives in the Summary Compensation Table pursuant to BFC's Stock Option Plan during the year ended December 31, 1997.
BFC has not granted and does not currently grant stock appreciation rights.


                                       Individual Grants
                    --------------------------------------------------------
                                                                               Potential Realizable
                                                                                 Value at Assumed
                      Number of         % of                                      Annual Rates of
                     Securities    Total Options                                    Stock Price
                     Underlying      Granted to     Exercise                     Appreciation for
                       Options      Employees in    Price Per   Expiration        Option Term (2)
Name                 Granted (1)    Fiscal Year       Share        Date          5% ($)       10% ($)
----                -------------   ------------      ------       -----         -------      -------
 Alan B. Levan            375,000      40.82%       $   4.47       7/1/2007   $ 1,053,400   $ 2,669,534
 Glen R. Gilbert           93,750      10.20%           4.07       7/1/2007       239,766       607,607

----------
(1) Options vest 50% on January 1, 1998 and 50% on January 1, 1999. All option grants are in Class B Common Stock.

(2) Amounts for the named executive have been calculated by multiplying the exercise price by the annual appreciation rate shown (compounded for the remaining term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. The dollar amounts under these columns are the result of calculations based upon assumed rates of annual compounded stock price appreciation specified by regulation and are not intended to forecast actual future appreciation rates of the Company's stock price.

(d)  Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table.

The following table sets forth as to each of the named executive officers information with respect to the number of shares of Class B Common Stock acquired upon exercise of options during 1997 and underlying unexercised options at December 31, 1997. BFC has not granted and does not currently grant stock appreciation rights.

                                                       Number of Securities             Value of Unexercised
                        Number of       Value         Underlying Unexercised            In-The-Money Options
                         Shares       Realized         Options at 12/31/97                On 12/31/97 (1)
                       Acquired or      Upon           --------------------               ---------------
       Name            Exercised      Exercise   Exercisable     Unexercisable     Exercisable     Unexercisable
       ----            ---------      --------   -----------     -------------     -----------     -------------
 Alan B. Levan            34,596       $78,767       670,407           375,000      $6,265,624        $2,309,362
 Glen R. Gilbert          37,500        90,000        18,750            93,750         177,967           614,839

----------
(1) Based upon the average of the last bid and the last ask as reported by the National Quotation Bureau for the last trading day of 1997 which was $10.625.

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

                                         Performance Period   Threshold,
                            Amount of     Until Maturation      Target
      Name                    Award          or Payment       and Maximum
      ----                    -----          ----------       -----------
      Alan B. Levan         $  1,628         100% Vested        $96,375
      Glen R. Gilbert       $  1,628         100% Vested        $74,628

(f)  Defined Benefit or Actuarial Plan Disclosure

Not applicable.

(g)  Compensation of Directors

Members of the Board of Directors of BFC who are not employees of BFC or its subsidiaries receive $1,750 per month for serving on BFC's Board. Additionally, members of the Audit Committee receive a fee of $1,000 per Audit Committee meeting attended. An automatic grant of options to acquire 18,750 shares of the Company's Class B Common Stock was made in 1993 to members of the Board of Directors of BFC who are not employees of BFC or its subsidiaries pursuant to terms of BFC's Stock Option Plan. Members of the Board of Directors of BFC that are employees of BFC or its subsidiaries are entitled to grants of options as determined by the Compensation Committee. Additionally, the non-employee directors received on July 1, 1997 an additional grant of options to acquire 37,500 shares of the Company's Class B Common Stock. Other than such compensation, there are no other arrangements pursuant to which any director is compensated for his services as such.

(h) Employment Contracts and Termination of Employment and Change of Control Arrangements

Not applicable.

(j)  Compensation Committee Interlocks and Insider Participation

Not applicable.

ITEM 12. Security Ownership of Certain Beneficial Owners & Management

(a)(b) Security Ownership of Certain Beneficial Owners and Management

Listed in the table below are the beneficial owners known by the Company to hold as of April 20, 1998 more than 5% of the Company's outstanding Common Stock. In addition, this table includes the outstanding securities beneficially owned by the executive officers and directors and the number of shares owned by directors and executive officers as a group.

                                                        Class A           Class B
                                                      Common Stock     Common Stock
                                                       Ownership         Ownership        Percent of        Percent of
                                                         as of             as of            Class A           Class B
Name of Beneficial Owner                             April 20, 1998   April 20, 1998     Common Stock      Common Stock
------------------------                             --------------   --------------     ------------      ------------
I.R.E. Realty Advisory Group, Inc.        (2)(6)           1,375,000           500,000      21.30%            11.67%
I.R.E. Properties, Inc.                    (6)               375,832           136,666       5.82%             3.19%
I.R.E. Realty Advisors, Inc.               (6)               666,108           242,221      10.32%             5.66%
Florida Partners, Corporation              (6)               366,614           133,314       5.68%             3.11%
Alan B. Levan                          (1)(3)(5)(6)          156,929           914,972       2.43%            21.46%
John E. Abdo                              (1)(6)           1,019,563           938,478      15.80%            21.91%
Dr. Herbert A. Wertheim                   (4)(7)           1,145,232           416,448      17.74%             9.72%
Glen R. Gilbert                            (1)                 2,690            66,603       0.04%             1.56%
Earl Pertnoy                               (1)                18,975            38,478       0.29%             0.90%
Carl E.B. McKenry, Jr.                     (1)                   688            37,478       0.01%             0.88%
All directors and executive officers
  of the Company as a group
  (5 persons, including the
  Individuals identified above)        (1)(2)(3)(5)        3,982,399         3,008,210      61.69%            70.34%

----------

(1) Amount and nature of beneficial ownership and percent of class include shares that may be acquired within 60 days pursuant to exercise of stock options to purchase Class B Common Stock as follows:

                                               Number of
                        Name                    Shares
                        ----                    ------
                     Alan B. Levan               857,907
                     John E. Abdo                937,500
                     Glen R. Gilbert              65,625
                     Earl Pertnoy                 37,500
                     Carl E.B. McKenry            36,500
                                               ---------
                       Total                   1,935,032
                                               =========


(2)  BFC owns 45.5% of I.R.E. Realty Advisory Group, Inc.

(3) Alan B. Levan is a controlling and majority shareholder of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc. and may be deemed to be the controlling shareholder of I.R.E. Realty Advisory Group, Inc. and Florida Partners Corporation and therefore may be deemed to be the beneficial owner of the shares of Common Stock owned by such entities in addition to his personal holdings of Common Stock, for an aggregate beneficial ownership of 2,940,483 shares of Class A Common Stock (45.56%) and 1,927,173 shares of Class B Common Stock (45.00%).

(4) Dr. Wertheim's ownership was reported in a Rebuttal of Control Agreement filed on December 20, 1996 with the Office of Thrift Supervision (as adjusted for stock splits since the date of filing). The Rebuttal of Control Agreement indicates that Dr. Wertheim has no intention to manage or control, directly or indirectly, BFC Financial Corporation.

(5) Includes 3,300 shares of Class A Common Stock and 1,200 shares of Class B Common Stock held of record by Mr. Levan's wife.

(6) Mailing address is 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304.

(7)  Mailing address is 191 Leucadendra Drive, Coral Gables, Florida 33156.

BFC knows of no other persons who beneficially own 5% or more of its outstanding Common Stock.

(c)  Changes in Control

   None.

ITEM 13.  Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

Not applicable.

(b)  Certain Business Relationships

Alan B. Levan, the President and a director of BFC, is also President and a director of I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., I.R.E. Realty Advisors, Inc. and Florida Partners Corporation. Mr. Levan is also Chairman of the Board and Chief Executive Officer of BBC and BankAtlantic. Mr. Levan is also a shareholder of I.R.E. Properties, Inc. and I.R.E. Advisors, Inc. and may be deemed controlling shareholder of BFC. Messrs. Levan, Pertnoy and McKenry serve on the Board of Directors of the managing general partner of an affiliated public limited partnership. John E. Abdo, a director of BFC, is Vice Chairman of the Board of BBC and BankAtlantic and is President and a director of BankAtlantic Development Corporation. Glen R. Gilbert is Vice President and a director of BankAtlantic Development Corporation.

Management believes that all transactions between BFC and its affiliates were on terms at least as favorable as could have been obtained from unaffiliated third parties.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after a priority return in favor of the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, in December 1994, an entity controlled by the Company acquired from an unaffiliated seller 60.1 acres of unimproved land known as the "Centerport" property in Pompano Beach, Florida. The property is currently being marketed for sale and serves as partial collateral for a loan to the Company from an unaffiliated lender.

(c)  Indebtedness of Management

Not applicable.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BFC has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



BFC Financial Corporation



By:               /S/
         ------------------------
         Alan B. Levan
         President



By:               /S/
         ------------------------
         Glen R. Gilbert
         Executive Vice President

April 28, 1998