Form 10-Q
period 1998-03-31
BFC FINANCIAL CORP
filed 1998-05-15
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1998


                             Commission File Number
                                     0-9811


                            BFC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                Florida                                59-2022148
---------------------------------------  ---------------------------------------
        (State of Organization)          (I.R.S. Employer Identification Number)


       1750 E. Sunrise Boulevard
        Ft. Lauderdale, Florida                           33304
---------------------------------------  ---------------------------------------
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


Indicate the number of shares outstanding for each of the Registrant's classes of common stock, as of the latest practicable date:

     Class A common stock of $.01 par value, 6,453,994 shares outstanding. Class B common stock of $.01 par value, 2,350,407 shares outstanding.

                   BFC Financial Corporation and Subsidiaries
                   Index to Consolidated Financial Statements



                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Financial Condition as of March 31, 1998 and December 31, 1997 - Unaudited

          Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 - Unaudited

          Consolidated Statements of Stockholders' Equity for the three months ended March 31, 1998 and 1997 Unaudited

          Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 - Unaudited

          Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K



                                   SIGNATURES

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                      March 31, 1998 and December 31, 1997
                        (in thousands, except share data)
                                   (Unaudited)

                                     Assets
                                                            1998       1997
                                                            ----       ----
Cash and cash equivalents                                $    969        604
Securities available for sale                               2,421      1,478
Investment in BankAtlantic Bancorp, Inc. ("BBC")           74,018     72,185
Mortgage notes and related receivables, net                 1,824      1,859
Real estate acquired in debenture exchanges, net            9,585      9,700
Real estate held for development and sale, net              6,850      6,474
Escrow for redeemed debenture liability                     2,876      5,033
Other assets                                                1,641      1,538
                                                         --------     ------
     Total assets                                        $100,184     98,871
                                                         ========     ======

                      Liabilities and Stockholders' Equity

Exchange debentures, net                                    1,724      1,731
Deferred interest on the exchange debentures                2,219      2,106
Redeemed debenture liability                                5,439      5,532
Mortgage payables and other borrowings                     22,848     22,943
Other liabilities                                             725        706
Deferred income taxes                                      12,110     11,711
                                                         --------     ------
     Total liabilities                                     45,065     44,729

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                             --         --
Class A common stock of $.01 par value,
 authorized  20,000,000 shares; issued and outstanding
 6,453,994 shares in 1998 and 1997                             58         58
Class B common stock, of $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  2,347,907 in 1998 and  2,346,907 in 1997                     21         21
Additional paid-in capital                                 23,669     23,525
Retained earnings                                          31,271     30,280
                                                         --------     ------
 Total stockholders' equity before BBC
  accumulated other comprehensive income                   55,019     53,884

BBC accumulated other comprehensive income -
 net unrealized appreciation on debt securities
 available for sale, net of deferred income taxes             100        258
                                                         --------     ------
 Total stockholders' equity                                55,119     54,142
                                                         --------     ------

     Total liabilities and stockholders' equity          $100,184     98,871
                                                         ========     ======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
               For the three months ended March 31, 1998 and 1997
                      (in thousands, except per share data)
                                   (Unaudited)

                                                    Three months ended
                                                         March 31,
                                                         ---------
                                                     1998        1997
                                                     ----        ----
Revenues:
 Interest on mortgage notes and
  related receivables                             $     53          56
 Interest and dividends on securities
  available for sale and escrow accounts                71         158
 Earnings on real estate rental operations, net        241         280
 Sale of real estate                                  --           149
 Net gain from sale of BBC common stock               --           221
 Other income, net                                      11         186
                                                     -----       -----
Total revenues                                         376       1,050
                                                     -----       -----

Costs and expenses:
 Interest on exchange debentures                       128         247
 Interest on mortgages payable
  and other borrowings                                 452         514
 Cost of sale of real estate                          --            17
 Expenses  related to real estate held
  for development and sale, net                         41          37
 Employee compensation and benefits                    288         305
 Occupancy and equipment                                10           9
 General and administrative, net                       210         293
                                                     -----       -----
Total cost and expenses                              1,129       1,422
                                                     -----       -----
Loss before equity in earnings
  of BBC, income taxes and
  extraordinary items                                 (753)       (372)
Equity in earnings of BBC                            2,055       2,818
                                                     -----       -----
Income before income taxes
 and extraordinary items                             1,302       2,446
Provision  for income taxes                            311         290
                                                     -----       -----
Income before extraordinary items                      991       2,156
Extraordinary items:
 Gain on settlements of Exchange
  litigation, net of income taxes of $ 70,000         --           117
                                                     -----       -----
Net income                                        $    991       2,273
                                                     =====       =====
Basic earnings per share:
 Before extraordinary items                       $   0.13        0.27
 Extraordinary items                                  --          0.01
                                                     -----       -----
 Net income                                       $   0.13        0.28
                                                     =====       =====

Diluted earnings per share:
 Before extraordinary items                       $   0.11        0.25
 Extraordinary items                                  --          0.01
                                                     -----       -----
 Net income                                       $   0.11        0.26
                                                     =====       =====

Basic weighted average shares outstanding            7,949       7,906
                                                     =====       =====
Diluted weighted average shares outstanding          9,252       8,513
                                                     =====       =====

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)

                                                                                    Addi-
                                         Compre-       Class A       Class B       tional
                                         hensive       Common        Common        Paid-in      Retained
                                         income         Stock         Stock        Capital      Earnings        Other        Total
                                         ------         -----         -----        -------      --------        -----        -----
Balance at
 December 31, 1996                                        --              21        20,610        20,520           311       41,462
Comprehensive income
  Net income                              $2,273          --            --            --           2,273          --          2,273
  Other comprehensive income,
   net of tax:
    Unrealized loss on securities
     available for sale                     (930)
     Reclassification adjustment
      for gains and losses included
      in net income                          (17)
                                          ------
  Other comprehensive income                (947)
                                          ------
Comprehensive income                      $1,326
                                          ======

Net effect of other BBC
 capital transactions                                     --            --            (130)         --            --           (130)
Change in BBC net unrealized
appreciation  on securities
available for sale-net of
deferred  income taxes                                    --            --            --            --            (947)        (947)
Exercise of stock options                                 --            --             156          --            --            156
                                                        ------        ------        ------        ------        ------       ------
Balance at
March 31, 1997                                          $ --              21        20,636        22,793          (636)      42,814
                                                        ======        ======        ======        ======        ======       ======

Balance at
 December  31, 1997                                         58            21        23,525        30,280           258       54,142
Comprehensive income
  Net income                                 991          --            --            --             991          --            991
  Other comprehensive income,
   net of tax:
    Unrealized gain on securities
     available for sale                       11
     Reclassification adjustment
      for gains and losses included
      in net income                         (169)
                                          ------
  Other comprehensive income                (158)
                                          ------
Comprehensive income                      $  833
                                          ======
Net effect of other BBC
 capital transactions, net of
 deferred income taxes                                    --            --             140          --            --            140
Change in BBC net unrealized
 appreciation  on securities
 available for sale-net of
 deferred  income taxes                                   --            --            --            --            (158)        (158)
Exercise of stock options                                 --            --               4          --            --              4
                                                        ------        ------        ------        ------        ------       ------
Balance at
 March 31, 1998                                         $   58            21        23,669        31,271           100       55,119
                                                        ======        ======        ======        ======        ======       ======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 1998 and 1997
                                 (In thousands)
                                   (Unaudited)

                                                                  March 31,
                                                                  ---------
                                                              1998       1997
                                                              ----       ----
Operating activities:
Income before extraordinary items                           $   991      2,156
Adjustments to reconcile income before extraordinary
 items to net cash provided by (used in)
 operating activities:
Equity in earnings of BBC                                    (2,055)    (2,818)
Depreciation                                                    157        170
Expenses  related to real estate held for
 development and sale, net                                       41         37
Increase in deferred income taxes                               311        290
Amortization on exchange debentures and mortgages payable         3          4
Accretion of discount on loans receivable                       (12)       (11)
Increase in real estate development cost                       (390)      --
Gain on sale  of real estate, net                              --         (132)
Net gain from sale of BBC common stock                         --         (221)
Fundings for litigation settlement                             --       (1,018)
Increase in the Exchange escrows
 to fund settlement liability                                   (20)    (5,108)
Proceeds from Exchange escrow                                 2,100       --
Increase in deferred interest on the
 exchange debentures                                            126        190
Accrued interest income on escrow accounts                      (38)       (68)
Interest accrued regarding redeemed
 debenture liability                                           --           52
Increase (decrease) in other liabilities                         20        (57)
Decrease (increase)  in other assets                           (106)       578
                                                            -------    -------
Net cash provided by (used in) operating activities           1,128     (5,956)
                                                            -------    -------

Investing activities:
Proceeds from the sales of real estate
 acquired in debenture exchanges                               --          132
Proceeds from the sale of BBC common stock                     --          916
Common stock dividends received from BBC                        291        227
Purchase of securities available for sale                    (3,011)   (11,766)
Proceeds from redemption and maturities
 of securities available for sale                             2,067     16,198
Principal reduction on mortgage notes and
 related receivables, net                                        47         45
Increase in real estate                                         (31)       (65)
Improvements to real estate acquired in
 debenture exchanges                                            (43)      --
                                                            -------    -------
Net cash  provided by (used in) investing activities           (680)     5,687
                                                            -------    -------


Financing activities:
Issuance of common stock                                          4         92
Repayments of borrowings                                        (87)      (330)
                                                            -------    -------
Net cash (used in)
 financing activities                                           (83)      (238)
                                                            -------    -------

  Increase (decrease) in cash and cash equivalents              365       (507)
  Cash and cash equivalents at beginning of period              604      1,796
                                                            -------    -------

  Cash and cash equivalents at end of period                $   969      1,289
                                                            =======    =======

     See accompanying notes to unaudited consolidated financial statements.

                  BFC Financial Corporation and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements
                                March 31, 1998

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1997 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated statements of financial condition at March 31, 1998, the unaudited consolidated statements of operations for the three months ended March 31, 1998 and 1997, the unaudited consolidated statements of stockholders' equity for the three months ended March 31, 1998 and 1997 and the unaudited consolidated statements of cash flows for the three months ended March 31, 1998 and 1997. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1997. Certain prior year balances have been reclassified to conform with the 1998 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at March 31, 1998 and December 31, 1997 is as follows:

                                             March 31,   December 31,
                                                1998          1997
                                                ----          ----
          BBC stockholders' equity          $ 217,043       207,171
          Ownership percentage                  34.72%        35.57%
                                            ---------     ---------
                                               75,349        73,691
          Purchase accounting adjustments      (1,331)       (1,506)
                                            ---------     ---------
          Investment in BBC                 $  74,018        72,185
                                            =========     =========

The Company owned 34.72% of all outstanding BBC common stock at March 31, 1998. At March 31, 1998, the Company's ownership of BBC Class A and B common stock was approximately 29% and 46%, respectively.

3.  SECURITIES AVAILABLE FOR SALE

Included in securities available for sale at March 31, 1998 and December 31, 1997 was approximately $2.4 million and $1.5 million of U.S. Treasury Bills, Commercial Paper and other investments, respectively. Included in the above amounts of securities available for sale on March 31, 1998 and December 31, 1997, was an investment of $193,000 and $150,000 in Series B Convertible Preferred Stock and Series A Preferred Stock, respectively, of an unaffiliated entity. Market value at March 31, 1998 and December 31, 1997 approximated book value.

4.  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities and other supplemental cash flow items for the three months ended March 31, 1998 and 1997 were as follows (in thousands):

                                                                   March 31,
                                                                1998      1997
                                                                ----      ----
Change in stockholders' equity resulting
 from the Company's  proportionate share
 of BBC's net unrealized appreciation
 (depreciation) on securities available
 for sale, less related deferred income taxes                   (158)      (947)
                                                              ======     ======
Transfers from escrow accounts to reflect
  payments on the redeemed debenture liability                   116      9,352
                                                              ======     ======
Net effect of other BBC capital transactions                     140       (130)
                                                              ======     ======
Net gain associated with the settlements of the
Exchange litigation, net of deferred income taxes               --          117
                                                              ======     ======
BBC's dividends on common stock
  declared and received in subsequent period                     291        227
                                                              ======     ======
Increase in equity for the tax effect related to
  the exercise of employee stock options                        --           64
                                                              ======     ======
Conversion of mortgage receivable to an
  equity interest in an affiliated partnership                  --          184
                                                              ======     ======
Interest paid on borrowings                                      452        589
                                                              ======     ======


5. COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 130 ("FAS 130") "Reporting Comprehensive Income". The statement became effective for the Company on January 1, 1998 with the reclassification of earlier period financial statements for comparative purposes. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Some of the items included in other comprehensive income are unrealized gains or losses on securities available for sale, foreign currency translations, underfunded pension obligations and employee stock options. Implementation of FAS 130 required additional disclosure in the Company's financial statements but had no impact on the Company's Statement of Financial Condition or Statement of Operations.

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

                  BFC Financial Corporation and Subsidiaries
               Management's Discussion and Analysis of Results
                    of Operations and Financial Condition
General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company which owns approximately 34.72% of the outstanding common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC was formed in April 1994 under the laws of the state of Florida and is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic").

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from these forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic factors (both generally and particularly in areas where the Company or its subsidiaries operate or hold assets), interest rates, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

Results of Operations

The Company's basic and diluted earnings per share were $0.13 and $0.11 for the three month period ended March 31, 1998, compared to $0.28 and $0.26 for the comparable period in 1997. The 1997 period included an extraordinary gain of $0.01 basic and diluted earnings per share.

For the quarter ended March 31, 1998, the Company reported net income of approximately $991,000 as compared to net income of approximately $2.3 million for the comparable period in 1997. Operations for the quarter ended March 31, 1997 included an extraordinary gain of approximately $117,000. The 1997 extraordinary gain, net of deferred income taxes was due to changes in the estimate of the amount of the settlement liability associated with the Exchange litigation.

The decrease in revenues of approximately $674,000 for the quarter ended March 31, 1998, as compared to the comparable period in 1997 was primarily due to decreases in (i) interest and dividends on securities available for sale and escrow accounts of approximately $87,000, (ii) earnings on real estate rental operations, net of approximately $39,000, (iii) sale of real estate of $221,000,
(iv) net gain on sale of BBC common stock of approximately $ 221,000 and (v) other income, net of approximately $175,000.

Interest and dividends on securities available for sale and escrow accounts decreased for the three months ended March 31, 1998, as compared with the same period in 1997 primarily due to decreases in investable funds.

Earnings on real estate rental operations, net, decreased for the three months ended March 31, 1998, as compared to the same period in 1997 primarily due to a decrease in net operating income at a property acquired in the 1991 Exchange.

In February 1997, the Company sold 12.7 acres of land located in Birmingham, Alabama to an unaffiliated third party for approximately $149,000 and the company recognized a net gain on the sale of approximately $132,000.

During January 1997, the Company sold 137,305 shares of BankAtlantic Bancorp, Inc. Class A common stock. Net proceeds received from these sales amounted to approximately $920,000 and a net gain of approximately $221,000 was recognized during the three months ended March 31, 1997.

Other income, decreased for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to proceeds received during the 1997 period relating to a loan from an affiliate which was written-off in prior years.

The decrease in cost and expenses of approximately $293,000 for the quarter ended March 31, 1998 as compared to same period in 1997 was primarily due to decreases in (i) interest on Exchange debentures of approximately $119,000, (ii) interest on mortgage payable and other borrowings of approximately $62,000,
(iii) the cost of sale of real estate of approximately $17,000, (iv) employee compensation and benefits of approximately $17,000 and (v) general and administrative, net of approximately $83,000.

Interest on Exchange debentures decreased for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of the accrual of interest during 1997 on the delayed funding of the 1989 Exchange settlement liability and the reduction in the amount payable on the Exchange debentures.

Interest on mortgage payables and other borrowings decreased for three months ended March 31, 1998 as compared to the same period in 1997 primarily due to a reduction in borrowings.

Employee compensation and benefits decreased for the quarter ended March 31, 1998 as compared to the same period in 1997 primarily due to bonus accruals in 1997.

General and administrative, net decreased for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to decreased legal fees.

BBC's net income applicable to common shareholders for the three months ended March 31, 1998 and 1997 was $5.3 million and $6.3 million, respectively. The Company's equity in BBC's net income for the three months ended March 31, 1998 and 1997 was $2.1 million and $2.8 million, respectively. The decrease in equity in earnings of BBC was due to a decrease in earnings by BBC and the Company's decreased ownership percentage in BBC. The Company's ownership in BBC at March 31, 1998 and 1997 was 34.72% and 40.59%, respectively, of all outstanding BBC common stock. The decrease in ownership was attributable to BBC's issuance of Class A common stock in a public offering on November 25, 1997 and the sale of shares of BBC Class A common stock by the Company during 1997. This decrease was partially offset by changes in BBC's outstanding common stock primarily due to BBC's repurchases of its shares. At March 31, 1998, the Company's ownership of BBC Class A and B common stock was approximately 29.4% and 45.6%, respectively.

Financial Condition

BFC's total assets at March 31, 1998 and at December 31, 1997 were $100.2 million and $98.9 million, respectively. The majority of the difference at March 31, 1998 as compared to December 31, 1997 was due to increases in (i) securities available for sale, (ii) real estate held for development and sale, net and
(iii) investment in BBC. These increases were offset with a decrease in escrow for redeemed debenture liability.

Securities available for sale increased due to the availability of funds provided from the release of the Meador (1989 Exchange) settlement escrow.

Real estate held for development and sale, net increased primarily due to advances for development costs at the Company's Center Port property.

Investment in BBC increased by $1.8 million due to equity in earnings of BBC of approximately $2.1 million. This increase was offset in part by dividends of approximately $0.3 million in 1998 and the net effect of other BBC capital transactions.

Escrow for redeemed debenture liability decreased due to the release of approximately $2.1 million that had been placed in an escrow account related to the Meador litigation settlement and payments made in accordance with the terms of the Exchange litigation settlements. The settlement agreement provided for a release from escrow of any balances remaining at the end of a specified period and accordingly, approximately $2.1 million was released from escrow in January 1998.

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is equity risk and through its investment in BBC, interest rate risk.

Below is an analysis of BBC's interest rate risk at March 31, 1998 as calculated utilizing BBC's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

             Changes                Net Portfolio     Dollar
             in Rate                Value Amount      Change
             -------                ------------      ------
                             (dollars in thousands)
            +200  bp               368,147          (16,023)
            +100  bp               387,963            3,793
               0  bp               384,170                0
            (100) bp               339,061          (45,109)
            (200) bp               294,241          (85,929)

Certain assumptions by BBC in assessing the interest rate risk were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and market values of certain assets under various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can no assurance that this will be the case. Even if interest rates change in the designated increments, there can be no assurance that BBC's assets and liabilities would perform as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which BBC may take in the future.

Liquidity and Capital Resources

Numerous lawsuits were filed against the Company in connection with both the 1989 and 1991 Exchange offers. Settlement of these lawsuits occurred during 1994. A description of these settlements is contained in the Company's 1997 Annual Report. In connection with the settlements, the Company deposited $35.7 million into settlement escrow accounts. All of the funding required in connection with the Exchange settlement escrow accounts had been provided for as of March 31, 1997. The settlement agreements provided for a release from escrow any balances remaining at the end of a specified period and accordingly, approximately $3.0 million was released from escrow in June 1996, and $2.1 million was released from escrow in January 1998. At March 31, 1998, the redeemed debenture liability for the 1989 and 1991 Exchange litigation was approximately $5.4 million.

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

As previously indicated, the Company holds approximately 34.72% of all BBC's outstanding common stock. Presently, BBC has paid a regular quarterly dividend since its formation and management of BBC has indicated that it currently anticipates that it will pay regular quarterly cash dividends on its common stock. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment by BBC of dividends to its shareholders, including the Company.

At March 31, 1998, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 9.81%, 14.93% and 16.18%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a well-capitalized institution.

Cash Flows

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                                         Three months ended
                                                              March 31,
                                                              ---------
Net cash provided (used) by:                             1998          1997
                                                         ----          ----
  Operating activities                                 $ 1,128        (5,956)
  Investing activities                                    (680)        5,687
  Financing activities                                     (83)         (238)
                                                       -------       -------
    Increase (decrease) in
     cash and cash equivalents                         $   365          (507)
                                                       =======       =======

The primary sources of funds to the Company for the three months ended March 31, 1998 are proceeds from Exchange escrow, principal reduction on loan receivables, proceeds from redemption and maturities of securities available for sale, revenues from property operations, and dividends from BBC. These funds were primarily utilized to reduce mortgage payables and other borrowings, to fund development costs at the Center Port property, to purchase securities available for sale, and to fund operating expenses and general and administrative expenses.

                         PART II - OTHER INFORMATION


Item 1 through 5.

Not applicable

Item 6. Exhibits and Reports on Form 8-K

a)   Index to Exhibits:

     11   Statement re: Computation of Per Share Earnings. - Attached as Exhibit
          11

     27.1 Financial Data Schedule for the quarter ended March 31, 1998. - Attached as Exhibit 27.1

     27.2 Restated Financial Data Schedule for the quarter ended March 31, 1997.
          - Attached as Exhibit 27.2

b)   No report on Form 8-K was filed during the quarter ended March 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BFC FINANCIAL CORPORATION



Date:  May 8, 1998             By:    /s/  Alan B. Levan
                                      -------------------------------
                                      Alan B. Levan, President



Date:  May 8, 1998             By:    /s/  Glen R. Gilbert
                                      -------------------------------
                                      Glen R. Gilbert, Executive Vice President
                                           and Chief Financial Officer