Form 10-Q
period 1998-06-30
BFC FINANCIAL CORP
filed 1998-08-14
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1998


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

     Class A common stock of $.01 par value, 6,453,994 shares outstanding. Class B common stock of $.01 par value, 2,355,407 shares outstanding.

                   BFC Financial Corporation and Subsidiaries
                   Index to Consolidated Financial Statements


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Statements of Financial Condition as of June 30, 1998 and December 31, 1997 - Unaudited

                  Consolidated Statements of Operations for the six and three months ended June 30, 1998 and 1997 - Unaudited

                  Consolidated Statements of Stockholders' Equity for the six months ended June 30, 1998 and 1997 - Unaudited

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 - Unaudited

                  Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

              BFC Financial Corporation and Subsidiaries
            Consolidated Statements of Financial Condition
                  June 30, 1998 and December 31, 1997
                   (in thousands, except share data)
                              (Unaudited)

                                Assets
                                                                1998       1997
                                                                ----       ----
Cash and cash equivalents                                    $  1,084        604
Securities available for sale                                     912      1,478
Investment in BankAtlantic Bancorp, Inc. ("BBC")               80,090     72,185
Mortgage notes and related receivables, net                     1,791      1,859
Investment real estate                                          6,630      9,700
Real estate held for development and sale, net                  5,255      6,474
Other assets                                                    4,370      6,571
                                                             --------     ------
     Total assets                                            $100,132     98,871
                                                             ========     ======

                      Liabilities and Stockholders' Equity

Subordinated debentures, net                                    6,994      7,263
Deferred interest on subordinated debentures                    2,232      2,106
Mortgage payables and other borrowings                         16,207     22,943
Other liabilities                                                 773        706
Deferred income taxes                                          14,583     11,711
                                                             --------     ------
     Total liabilities                                         40,789     44,729


Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                 --         --
Class A common stock of $.01 par value,
 authorized  20,000,000 shares; issued and
 outstanding 6,453,994 shares in 1998 and 1997                     58         58
Class B common stock, of $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  2,351,407  in 1998 and  2,346,907 in 1997                        21         21
Additional paid-in capital                                     26,141     23,525
Retained earnings                                              33,041     30,280
                                                             --------     ------

 Total stockholders' equity before BBC
  accumulated other comprehensive income                       59,261     53,884

BBC accumulated other comprehensive income -
 net unrealized appreciation on securities
 available for sale, net of deferred income taxes                  82        258
                                                             --------     ------

 Total stockholders' equity                                    59,343     54,142
                                                             --------     ------

     Total liabilities and stockholders' equity              $100,132     98,871
                                                             ========     ======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
            For the six and three months ended June 30, 1998 and 1997
                      (in thousands, except per share data)
                                   (Unaudited)

                                                 Six months       Three months
                                               ended June 30,     ended June 30,
                                               --------------     --------------
                                                1998     1997     1998     1997
                                                ----     ----     ----     ----
Revenues:
 Interest on mortgage notes and
  related receivables                         $  106      112       53       56
 Interest and dividends on securities
  available for sale and escrow accounts         129      255       58       97
 Earnings on real estate rental
  operations, net                                406      521      165      241
 Sale of real estate                           3,717      149    3,717     --
 Net gain from sale of stock                    --      1,349     --      1,128
 Equity in earnings of BBC                     4,459    5,772    2,404    2,954
 Other income, net                                14      198        3       12
                                              ------   ------    -----   ------
Total revenues                                 8,831    8,356    6,400    4,488
                                              ------   ------    -----   ------

Costs and expenses:
 Interest on subordinated debentures             258      440      130      193
 Interest on mortgages payable
  and other borrowings                           858    1,037      406      523
 Cost of sale of real estate                   2,380       18    2,380        1
 Expenses  related to real estate held
  for development and sale, net                   71       88       30       51
 Write-down of investment                        184     --        184     --
 Employee compensation and benefits              566      587      278      282
 Occupancy and equipment                          21       20       11       11
 Reversal of provision for litigation           --     (2,272)    --     (2,272)
 General and administrative, net                 436      620      226      327
                                              ------   ------    -----   ------
Total cost and expenses                        4,774      538    3,645     (884)
                                              ------   ------    -----   ------
Income before income taxes
  and extraordinary items                      4,057    7,818    2,755    5,372
Provision  for income taxes                    1,313    2,537    1,002    2,247
                                              ------   ------    -----   ------
Income before extraordinary items              2,744    5,281    1,753    3,125
Extraordinary items:
 Gain from debt restructuring, net of
  income taxes of $114,000 for the
  six and three months ended
  June 30, 1997                                 --        181     --        181
 Gain from extinguishment of debt,
  net of income taxes of $10,000 for the
  six and three months ended
  June 30, 1998                                   17     --         17     --
 Gain on settlements of litigation,
  net of income taxes of  $373,000
  and $303,000 for the six and three months
  ended June 30, 1997                           --        600     --        483
                                              ------   ------    -----   ------
Net income                                    $2,761    6,062    1,770    3,789
                                              ======   ======    =====   ======

Basic earnings per share:
 Before extraordinary items                   $ 0.35     0.67     0.22     0.39
 Extraordinary items                            --       0.10     --       0.08
                                              ------   ------    -----   ------
 Net income                                   $ 0.35     0.77     0.22     0.47
                                              ======   ======    =====   ======

Diluted earnings per share:
 Before extraordinary items                   $ 0.30     0.62     0.19     0.37
 Extraordinary items                            --       0.09     --       0.08
                                              ------   ------    -----   ------
 Net income                                   $ 0.30     0.71     0.19     0.45
                                              ======   ======    =====   ======

Basic weighted average shares outstanding      7,950    7,928    7,952    7,949
                                              ======   ======    =====   ======

Diluted weighted average shares outstanding    9,210    8,537    9,161    8,559
                                              ======   ======    =====   ======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                 For the six months ended June 30, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)

                                                                             Addi-
                                         Compre-    Class A     Class B     tional
                                         hensive     Common     Common      Paid-in      Retained
                                          income     Stock       Stock      Capital      Earnings     Other       Total
                                          ------     -----       -----      -------      --------     -----       -----
Balance at
 December 31, 1996                                  $   --            21      20,610       20,520         311       41,462
Comprehensive income
  Net income                           $  6,062         --          --          --          6,062        --          6,062
  Other comprehensive income,
   net of tax:
    Unrealized gain on securities
     available for sale                     312         --          --          --           --          --           --
     Reclassification adjustment
      for gains and losses included
      in net income                        (216)        --          --          --           --          --           --
                                          -----
  Other comprehensive income                 96         --          --          --           --          --           --
                                          -----
Comprehensive income                   $  6,158         --          --          --           --          --           --
                                          =====
Net effect of other BBC
 capital transactions                                   --          --        (1,356)        --          --         (1,356)
Change in BBC net unrealized
appreciation  on securities
available for sale-net of
deferred  income taxes                                  --          --          --           --            96           96
Exercise of stock options                               --          --           156         --          --            156
                                                    --------    --------    --------     --------    --------     --------
Balance at
 June 30, 1997                                      $   --            21      19,410       26,582         407       46,420
                                                    ========    ========    ========     ========    ========     ========

Balance at
 December  31, 1997                                       58          21      23,525       30,280         258       54,142
Comprehensive income
  Net income                           $  2,761         --          --          --          2,761        --          2,761
  Other comprehensive income,
   net of tax:
    Unrealized gain on securities
     available for sale                      72         --          --          --           --          --           --
     Reclassification adjustment
      for gains and losses included
      in net income                        (248)        --          --          --           --          --           --
                                          -----
  Other comprehensive income               (176)        --          --          --           --          --           --
                                          -----
Comprehensive income                   $  2,585         --          --          --           --          --           --
                                          =====
Net effect of other BBC
 capital transactions, net of
 deferred income taxes                                  --          --         2,582         --          --          2,582
Change in BBC net unrealized
 appreciation  on securities
 available for sale-net of
 deferred  income taxes                                 --          --          --           --          (176)        (176)
Exercise of stock options                               --          --            34         --           --            34
                                                    --------    --------    --------     --------    --------     --------
Balance at
 June 30, 1998                                      $     58          21      26,141       33,041          82       59,343
                                                    ========    ========    ========     ========    ========     ========

     See accompanying notes to unaudited consolidated financial statements.

                            BFC Financial Corporation and Subsidiaries
                              Consolidated Statements of Cash Flows
                         For the six months ended June 30, 1998 and 1997
                                          (In thousands)
                                           (Unaudited)

                                                                   June 30,
                                                                   --------
                                                              1998        1997
                                                              ----        ----
Operating activities:
Income before extraordinary items                           $ 2,744       5,281
Adjustments to reconcile income before extraordinary
 items to net cash (used in) operating activities:
Equity in earnings of BBC                                    (4,459)     (5,772)
Depreciation                                                    320         342
Expenses  related to real estate held for
 development and sale, net                                       71          89
Increase in deferred income taxes                             1,313       2,537
Amortization on subordinated debentures                           5           8
Accretion of discount on loans receivable                       (22)        (22)
Increase in real estate development
 and construction costs                                      (1,075)       --
Gain on sale  of real estate, net                            (1,337)       (131)
Net gain from sale of stock                                    --        (1,349)
Fundings for litigation settlement                             --        (1,801)
Reversal of provision for litigation                           --        (2,272)
Increase in the escrow for called
 debenture liability                                           --        (5,123)
Proceeds from escrow for called
 debenture liability                                          2,161        --
Increase in deferred interest on
 subordinated debentures                                        252         380
Accrued interest income on escrow accounts                      (66)       (128)
Interest accrued regarding called
 debenture liability                                           --            52
Increase  in other liabilities                                   11          67
Decrease (increase)  in other assets                            (97)        116
                                                            -------     -------
Net cash (used in) operating activities                        (179)     (7,726)
                                                            -------     -------

Investing activities:
Proceeds from the sales of investment real estate              --           131
Proceeds from the sale of BBC common stock                     --         3,720
Common stock dividends received from BBC                        581         449
Purchase of securities available for sale                    (4,827)    (15,081)
Proceeds from redemption and maturities
 of securities available for sale                             5,390      17,337
Principal reduction on mortgage notes and
 related receivables, net                                        90          90
Decrease (increase) in real estate held for development
 and sale, net                                                3,239        (126)
Improvements to investment real estate                          (83)       --
                                                            -------     -------
Net cash  provided by  investing activities                   4,390       6,520
                                                            -------     -------


Financing activities:
Issuance of common stock                                         18          92
Increase in borrowings                                         --         9,144
Repayments of borrowings                                     (3,749)     (9,391)
                                                            -------     -------
Net cash (used in)
 financing activities                                        (3,731)       (155)
                                                            -------     -------

  Increase (decrease) in cash and cash equivalents              480      (1,361)
  Cash and cash equivalents at beginning of period              604       1,796
                                                            -------     -------

  Cash and cash equivalents at end of period                $ 1,084         435
                                                            =======     =======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1998

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1997 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated statements of financial condition at June 30, 1998 and December 31, 1997, the unaudited consolidated statements of operations for the six and three months ended June 30, 1998 and 1997, the unaudited consolidated statements of stockholders' equity for the six months ended June 30, 1998 and 1997 and the unaudited consolidated statements of cash flows for the six months ended June 30, 1998 and 1997. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1997. Certain prior year balances have been reclassified to conform with the 1998 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at June 30, 1998 and December 31, 1997 is as follows (dollars in thousands):

                                               June 30,     December 31,
                                                 1998          1997
                                                 ----          ----
          BBC stockholders' equity           $ 255,251       207,171
          Ownership percentage                   31.83%        35.57%
                                             ---------      --------
                                                81,236        73,691
          Purchase accounting adjustments       (1,146)       (1,506)
                                             ---------      --------
          Investment in BBC                  $  80,090        72,185
                                             =========      ========

At June 30, 1998, the Company owned 6,578,671 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock representing 31.83% of all outstanding BBC common stock. At June 30, 1998, the Company's ownership of BBC Class A and B common stock was approximately 26% and 47%, respectively. The aggregate market value of the Company's investment in BBC at June 30, 1998 was approximately $140.5 million or approximately $60.4 million in excess of the carrying value in the financial statements.

On June 30, 1998 BBC acquired Ryan, Beck & Co., Inc. ("RBCO"), an investment firm that is principally engaged in the underwriting, distribution and trading of tax-exempt obligations and bank and thrift equity and debt securities. During the six months ended June 30, 1998, BBC issued 2,863,367 shares of Class A common stock to acquire RBCO. Upon acquisition of RBCO, BBC assumed all options outstanding under RBCO's existing stock option plans, resulting in the issuance of options to purchase 314,145 shares of Class A common stock at various exercise prices based upon the exercise prices of the assumed options. The RBCO acquisition agreement provided for the establishment of an incentive and retention pool, under which shares of BBC's Class A common stock representing 20% of the total transaction value were allocated to key employees of RBCO. The retention pool consists of 683,362 shares of restricted Class A common stock, which will vest in four years to employees who remain for the period. As of June 30, 1998, BFC's ownership percentage of BBC excluded the 683,362 shares of restricted Class A common stock.

On March 20, 1998, BBC acquired Leasing Technology Inc. ("LTI"), a company engaged in the equipment leasing and finance business. BBC issued 718,413 shares of Class A common stock to acquire LTI. Upon regulatory approval, on June 30, 1998, BBC transferred LTI to BankAtlantic at BBC's cost.

Pursuant to previously announced plans by BBC to purchase shares of its common stock, during the six months ended June 30, 1998, BBC paid $10.6 million to repurchase and retire 738,500 shares of Class B common stock.

During the six months ended June 30, 1998, BBC issued 505,793 shares of Class A common stock upon the conversion of $3.3 million in principal amount of BBC's 6 3/4% Convertible Subordinated Debentures due 2006.

3.  SECURITIES AVAILABLE FOR SALE

The composition of securities available for sale at June 30, 1998 and December 31, 1997 is as follows (in thousands):

                                                June 30,   December 31,
                                                  1998        1997
                                                  ----        ----
                U.S. Treasury Bills              $  505       1,072
                Investment in preferred stock       343         343
                Other                                64          63
                                                 ------       -----
                                                 $  912       1,478
                                                 ======       =====

Market value at June 30, 1998 and December 31, 1997 approximated book value.

4.  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities and other supplemental cash flow items for the six months ended June 30, 1998 and 1997 were as follows (in thousands):

                                                                June 30,
                                                                --------
                                                           1998          1997
                                                           ----          ----
Change in stockholders' equity resulting
  from the Company's  proportionate share
  of BBC's net unrealized  appreciation
  (depreciation) on securities  available
  for sale, net of deferred income taxes                    (176)           96
                                                       =========     =========
Transfers from escrow accounts to reflect
  payments on the called debenture liability                 200        10,535
                                                       =========     =========
Net effect of other BBC capital transactions,
  net of income taxes                                      2,582        (1,356)
                                                       =========     =========
Net gain on debt restructuring, net of income taxes         --             181
                                                       =========     =========
Net gain associated with the settlements
  of the litigation, net of income taxes                    --             600
                                                       =========     =========
Net gain from extinguishment of debt,
  net of income taxes                                         17          --
                                                       =========     =========
BBC's dividends on common stock
  declared and received in subsequent period                 291           221
                                                       =========     =========
Increase in equity for the tax effect related to
  the exercise of stock options                               16            64
                                                       =========     =========
Deferred profit recognized                                   316          --
                                                       =========     =========
Conversion of mortgage receivable to an
  equity interest in an affiliated partnership              --             184
                                                       =========     =========
Interest paid on borrowings                                  872         1,113
                                                       =========     =========

5. SUBORDINATED DEBENTURES

Included in subordinated debentures at June 30, 1998 and December 31, 1997 was approximately $5.4 million and $5.5 million, respectively, of debentures that have been called. Such debentures do not bear interest. Included in other assets at June 30, 1998 and December 31, 1997 was approximately $2.8 million and $5.0 million held in escrow accounts related to a portion of these called debentures. In January 2000, any amounts remaining in escrow will be released to the Company and after that date any payments on called debentures will be paid directly by the Company.

6. COMPREHENSIVE INCOME

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

7. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the six and three months ended June 30, 1998 and 1997 (in thousands, except per share data):

                                        Six months ended  Three months ended
                                             June 30,         June 30,
                                             --------         --------
                                          1998     1997     1998     1997
                                          ----     ----     ----     ----
      Basic Numerator:
      Net income available
       for common shareholders           $2,761    6,062    1,770    3,789
                                         ======    =====    =====    =====

      Basic Denominator
      Weighted average shares
       outstanding                        7,950    7,928    7,952    7,949
                                         ======    =====    =====    =====

      Basic earnings per share           $  .35      .77      .22      .47
                                         ======    =====    =====    =====

      Diluted Numerator:
      Dilutive net income available
       to common shareholders            $2,761    6,062    1,770    3,789
                                         ======    =====    =====    =====

      Diluted Denominator
      Basic weighted average shares
       outstanding                        7,950    7,928    7,952    7,949
      Options                             1,260      609    1,209      610
                                         ------    -----    -----    -----
      Diluted weighted average shares
       outstanding                        9,210    8,537    9,161    8,559
                                         ======    =====    =====    =====

      Diluted earnings per share         $  .30      .71      .19      .45
                                         ======    =====    =====    =====

The Company has two classes of common stock outstanding. The two-class method is not presented because the company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

                   BFC Financial Corporation and Subsidiaries
                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition
General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company which owns approximately 31.83% of the outstanding common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic") and owns 100% of its outstanding common stock.

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

Results of Operations

The Company's basic and diluted earnings per share were $0.22 and $0.19 for the quarter ended June 30, 1998, compared to $0.47 and $0.45 for the comparable period in 1997. The 1997 period included an extraordinary gain of $0.08 basic and diluted earnings per share.

The Company's basic and diluted earnings per share were $0.35 and $0.30 for the six months ended June 30, 1998, compared to $0.77 and $0.71 for the comparable period in 1997. The 1997 period included an extraordinary gain of $0.10 basic and $.09 diluted earnings per share.

For the quarter ended June 30, 1998, the Company reported net income of approximately $1.8 million as compared to net income of approximately $3.8 million for the comparable period in 1997. Operations for the quarter ended June 30, 1998 and 1997 included extraordinary gains of approximately $17,000 and $664,000, respectively. The 1998 extraordinary gain, net of income taxes was due to extinguishment of debt. The 1997 extraordinary gains, net of income taxes was due to debt restructuring of approximately $181,000 and a gain on settlements of litigation of approximately $483,000.

For the six months ended June 30, 1998, the Company reported net income of approximately $2.8 million as compared to net income of approximately $6.1 million for the comparable period in 1997. Operations for the six months ended June 30, 1998 and 1997 included extraordinary gains of approximately $17,000 and $781,000, respectively. The 1998 extraordinary gain, net of income taxes was due to extinguishment of debt. The 1997 extraordinary gains, net of income taxes was due to debt restructuring of approximately $181,000 and a gain on settlements of litigation of approximately $600,000.

Increases (decreases) in revenues for the six and three month periods ended June 30, 1998, as compared to the comparable periods in 1997 were as follows (in thousands):

                                                         Six        Three
                                                        Months      Months
                                                        -------     ------
      Interest on mortgage notes and
       related receivables                              $    (6)        (3)
      Interest and dividends on securities
       available for sale and escrow accounts              (126)       (39)
      Earnings on real estate rental operations, net       (115)       (76)
      Sale of real estate                                 3,252      3,401
      Net gain from sale of BBC common stock             (1,033)      (812)
      Equity in earnings of BBC                          (1,313)      (550)
      Other income, net                                    (184)        (9)
                                                        -------     ------
     Increase in total revenues                         $   475      1,912
                                                        =======     ======

Interest and dividends on securities available for sale and escrow accounts decreased for the six and three month periods ended June 30, 1998, as compared with the same period in 1997 primarily due to decreases in investable funds.

Earnings on real estate rental operations, net decreased for the six and three month periods ended June 30, 1998, as compared to the same period in 1997 primarily due to an increase in landscaping maintenance and repairs and maintenance.

During the three months ended June 30, 1998, the Company sold approximately 18 acres of the Center Port property to unaffiliated third parties for approximately $3.4 million and the company recognized a net gain from the sale of real estate of approximately $1.0 million. In 1996, the Company sold a 50% interest in a property included in investment real estate. Since the Company was the maker on the non-recourse mortgage note on the property and since the Company maintained a 50% interest in the subject property, the gain on the sale of approximately $0.6 million was deferred. During the quarter ended June 30, 1998, 50% of the deferred profit of approximately $0.3 million was recognized upon refinancing the property's mortgage note. The remaining deferred profit will be recognized when the remaining interest in the property is sold.

In February 1997, the Company sold 12.7 acres of land located in Birmingham, Alabama to an unaffiliated third party for approximately $149,000 and a net gain on the sale of approximately $131,000 was recognized during the six months ended June 30, 1997.

In June 1997 and January 1997, the Company sold 449,805 shares of BBC's Class A common stock. Net proceeds received from these sales amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized during the six month period ended June 30, 1997. Net proceeds received from the June 1997 sale amounted to approximately $2.8 million and a net gain of approximately $1.1 million was recognized during the quarter ended June 30, 1997.

BBC's net income applicable to common shareholders for the six and three month periods ended June 30, 1998 was $11.6 million and $6.4 million, respectively, compared to net income of $13.2 million and $6.8 million for the six and three month periods ended June 30, 1997, respectively. The Company's equity in BBC's net income for the six and three month periods ended June 30, 1998 was $4.5 million and $2.4 million, respectively, compared to net income of $5.8 million and $3.0 million for the six and three month periods ended June 30, 1997, respectively. The decrease in equity in earnings of BBC was due to a decrease in earnings by BBC and the Company's decreased ownership percentage in BBC. The Company's ownership in BBC at June 30, 1998 and 1997 was 31.83% and 40.78%, respectively, of all outstanding BBC common stock. The decrease in ownership was attributable to BBC's issuance of Class A common stock in a public offering on November 25, 1997, BBC's issuance of Class A common stock to acquire RBCO and LTI and the sale of shares of BBC Class A common stock by the Company during 1997. This decrease was partially offset by changes in BBC's outstanding common stock primarily due to BBC's repurchases of its shares. At June 30, 1998, the Company's ownership of BBC Class A and B common stock was approximately 26% and 47%, respectively.

Other income decreased for the six months ended June 30, 1998 as compared to the same period in 1997 primarily due to proceeds received during the 1997 period relating to a loan from an affiliate which was written-off in prior years.

Increases (decreases) in expenses for the six and three month periods ended June 30, 1998, as compared to the comparable periods in 1997 were as follows (in thousands):

                                                    Six        Three
                                                   Months      Months
                                                   ------      ------
          Interest on subordinated debentures      $  (182)       (63)
          Interest on mortgages payable
           and other borrowings                       (179)      (117)
          Cost of sale of real estate                2,362      2,379
          Expenses  related to real estate held
           for development and sale, net               (17)       (21)
          Write-down of investment                     184        184
          Employee compensation and benefits           (21)        (4)
          Occupancy and equipment                        1       --
          Reversal of provision for litigation       2,272      2,272
          General and administrative, net             (184)      (101)
                                                   -------     ------
         Increase in total cost and expenses       $ 4,236      4,529
                                                   =======     ======

Interest on subordinated debentures decreased for the six and three month periods ended June 30, 1998 as compared to the same periods in 1997 as a result of the accrual of interest during 1997 on the delayed funding of the 1989 Exchange settlement liability and the reduction in the amount payable on the subordinated debentures.

Interest on mortgage payables and other borrowings decreased for six and three month periods ended June 30, 1998 as compared to the same periods in 1997 primarily due to reduction in borrowings.

Expenses related to real estate held for development and sale, net decreased for the six and three month periods ended June 30, 1998 as compared to the same periods in 1997 primarily due to decreased property taxes and professional fees. This decrease was offset in part by an increase in administrative expenses.

In June 1998, the Company reduced its carrying value on an investment in an affiliated partnership by $184,000.

Employee compensation and benefits decreased for the six months ended June 30, 1998 as compared to the same period in 1997 primarily due to bonus accruals in 1997.

In connection with the Short vs. Eden, et al. litigation, the Company at December 31, 1996 had an accrual of approximately $3.0 million included in other liabilities. The Company in April 1997 disbursed approximately $783,000 and received a release and satisfaction of judgment. Accordingly, the remaining accrual of approximately $2.3 million was reversed during the quarter ended June 30, 1997.

General and administrative, net decreased for the six and three month periods ended June 30, 1998 as compared to the same periods in 1997 primarily due to decreased legal fees, trustee fees and amortization expense. This decrease was offset with an increase in intangible taxes.

Financial Condition

BFC's total assets at June 30, 1998 and at December 31, 1997 were $100.1 million and $98.9 million, respectively. The majority of the difference at June 30, 1998 as compared to December 31, 1997 was due to an increase in investment in BBC. This increase was offset with decreases in (i) securities available for sale,
(ii) real estate held for development and sale, net, (iii) investment real estate and (iv) other assets.

Securities available for sale decreased primarily due to the advances for development and construction costs at the Company's Center Port property. This decrease in securities available for sale was offset by the availability of funds provided from the release of the Meador (1989 Exchange) settlement escrow.

Real estate held for development and sale, net decreased primarily due to the sale of 18 acres of the Company's Center Port property to an unaffiliated third party. This decrease in real estate held for development and sale, net was offset with an increase in advances for development and construction costs.

The Company in 1996 sold a 50% interest in a property included in investment real estate. Since the Company was the maker on the non-recourse mortgage note on the property, the investment real estate and mortgage note were not removed from the financial statements. In May 1998, the mortgage note was refinanced and the Company is no longer the sole maker on the non-recourse mortgage note on the property. Therefore, the mortgage and investment real estate was removed from the Company's Consolidated Statements of Financial Condition in 1998.

Investment in BBC increased by $7.9 million due to equity in earnings of BBC of approximately $4.5 million and the net effect of other BBC capital transactions of approximately $4.0 million. This increase was offset in part by dividends of approximately $0.6 million in 1998.

Other assets decreased due to the release from escrow of approximately $2.1 million that had been placed in an escrow account related to the Meador litigation settlement and payments made in accordance with the terms of the Exchange litigation settlements. The settlement agreement provided for a release from escrow of any balances remaining at the end of a specified period and accordingly, approximately $2.1 million was released from escrow in January 1998. Any balances remaining in the escrow accounts under litigation settlements will be released to the Company in January 2000.

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is equity risk through its investment in BBC.

Equity Pricing Risk

The Company's primary equity investment is its investment in BBC and while that investment is carried using the equity method of accounting and changes in market price of BBC stock would not have a direct impact on the financial statements, a change in market price would probably have an impact on the investment community's view of the Company. This investment was entered into for purposes other than trading purposes. The following table shows changes in the market value of the Company's investment in BBC at June 30, 1998 based on percentage changes in market price. Actual future price changes may be different from the changes identified in the table below (in thousands):

                            Percent
                           Change In             Market
                          Market Price           Value
                          ------------           -----
                            20.00%             $168,584
                            10.00%              154,536
                             0.00%              140,487
                           (10.00)%             126,438
                           (20.00)%             112,390

Management does not believe that market risk on other equity instruments would have a significant impact on the financial condition of the Company.

Below is an analysis of BBC's equity pricing risk at June 30, 1998. The following table measures changes in the fair value of BBC's trading and available for sale securities at June 30, 1998 based on percentage changes in fair value.

           Percent         Trading           Available         Securities
          Change in       Securities          for Sale        Sold Not Yet
          Fair Value      Fair Value         Fair Value        Purchased
          ----------      ----------         ----------        ---------
           20.00%          $41,352            $15,409            $4,001
           10.00%           37,906             14,125             3,667
            0.00%           34,460             12,841             3,334
          (10.00)%          31,014             11,557             3,001
          (20.00)%          27,568             10,273             2,667

Interest Rate Risk

The majority of BBC's assets and liabilities are monetary in nature subjecting BBC to significant interest rate risk. BBC has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring BBC's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 1998 resulting from change in interest rates. The model calculates the net potential gains and losses in net portfolio fair value by : (i) discounting cash flows from existing assets, liabilities and off-balance sheet contracts to determine fair values at June 30, 1998, and (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values at June 30, 1998. The difference between the fair value calculated in (i) and (ii) is the potential gains and losses in net portfolio fair values. BBC's management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, BBC's management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BanAtlantic's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Below is an analysis of BBC's interest rate risk at June 30, 1998 as calculated utilizing BBC's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down (dollars in thousands).

                Changes           Net Portfolio           Dollar
                in Rate           Value Amount            Change
                -------           ------------            ------
               +200  bp            $302,912            $ (74,551)
               +100  bp             351,677              (25,786)
                  0  bp             377,463                    0
               (100) bp             328,873              (48,590)
               (200) bp             259,070             (118,393)

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

Liquidity and Capital Resources

Pursuant to terms of escrow agreements, during January 1998 approximately $3.0 million was released from escrow accounts established to fund payment on subordinated debentures that had been called. At June 30, 1998, approximately $2.8 million remained to fund future payments. Any amounts remaining in escrow in January 2000 will be released to the Company and any future payments on the called debentures will be paid from the Company's working capital. At June 30, 1998, there was approximately $5.4 million of called but unpresented debentures.

The Company is not obligated to pay interest on subordinated debentures once they are called. Pursuant to the terms of the debentures, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment would include, among other items, the ability to identify which debentures are held by Holders in Due Course and current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures.

As previously indicated, the Company holds approximately 31.83% of all BBC's outstanding common stock. Presently, BBC has paid a regular quarterly dividend since its formation and management of BBC has indicated that it currently anticipates that it will pay regular quarterly cash dividends on its common stock. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment by BBC of dividends to its shareholders, including the Company.

At June 30, 1998, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 9.27%, 13.94% and 15.18%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a well-capitalized institution.

Cash Flows

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                                           Six months ended
                                                               June 30,
   Net cash provided (used) by:                            1998       1997
                                                           ----       ----
    Operating activities                                 $  (179)    (7,726)
    Investing activities                                   4,390      6,520
    Financing activities                                  (3,731)      (155)
                                                         -------     ------
     Increase (decrease) in cash and cash equivalents    $   480     (1,361)
                                                         =======     ======

The primary sources of funds to the Company for the six months ended June 30, 1998 are release of funds from escrow accounts, principal reduction on loan receivables, proceeds from redemption and maturities of securities available for sale, revenues from property operations, and dividends from BBC. These funds were primarily utilized to reduce mortgage payables and other borrowings, to fund development and construction costs at the Center Port property, to purchase securities available for sale, and to fund operating expenses and general and administrative expenses. Funds received from the sale of real estate were utilized to reduce related mortgage debt.

                           PART II - OTHER INFORMATION

Item 1 through 5.

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

a)   Index to Exhibits:

     27.1 Financial data schedule for the six months ended June 30, 1998.
     27.2 Restated financial data schedule for the six months ended June 30, 1997.

b) No report on Form 8-K was filed during the three months ended June 30, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BFC FINANCIAL CORPORATION



Date:     August 12, 1998        By:      /s/  Alan B. Levan
                                      ----------------------
                                      Alan B. Levan, President



Date:     August 12, 1998        By:      /s/  Glen R. Gilbert
                                      ------------------------
                                      Glen R. Gilbert, Executive Vice President
                                          and Chief Financial Officer