Form 10-Q
period 1998-09-30
BFC FINANCIAL CORP
filed 1998-11-16
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1998


                             Commission File Number
                                     0-9811


                            BFC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


               Florida                                59-2022148
               -------                                ----------
       (State of Organization)         (I.R.S. Employer Identification Number)


        1750 E. Sunrise Boulevard
         Ft. Lauderdale, Florida                                 33304
         -----------------------                                 -----
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



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Consolidated Statements of Financial Condition as of September 30, 1998 and December 31, 1997 - Unaudited

               Consolidated Statements of Operations for the nine and three months ended September 30, 1998 and 1997 - Unaudited

               Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 1998 and 1997 - Unaudited

               Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 - Unaudited

               Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                    September 30, 1998 and December 31, 1997
                        (in thousands, except share data)
                                   (Unaudited)

                                     Assets
                                                              1998         1997
                                                              ----         ----
Cash and cash equivalents                                    $ 1,157         604
Securities available for sale                                    919       1,478
Investment in BankAtlantic Bancorp, Inc. ("BBC")              76,844      72,185
Mortgage notes and related receivables, net                    1,766       1,859
Investment real estate, net                                    6,496       9,700
Real estate held for development and sale                      2,538       6,474
Other assets                                                   4,031       6,571
                                                             -------      ------
     Total assets                                            $93,751      98,871
                                                             =======      ======
                      Liabilities and Stockholders' Equity

Subordinated debentures, net                                   6,782       7,263
Deferred interest on subordinated debentures                   2,110       2,106
Mortgage payables and other borrowings                        12,344      22,943
Other liabilities                                                709         706
Deferred income taxes                                         13,644      11,711
                                                             -------      ------
     Total liabilities                                        35,589      44,729

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                --          --
Class A common stock of $.01 par value,
 authorized  20,000,000 shares; issued and
 outstanding 6,453,994 shares in 1998 and 1997                    58          58
Class B common stock, of $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  2,355,407  in 1998 and  2,346,907 in 1997                       21          21
Additional paid-in capital                                    26,114      23,525
Retained earnings                                             31,889      30,280
                                                             -------      ------
 Total stockholders' equity before BBC
  accumulated other comprehensive income                      58,082      53,884

BBC accumulated other comprehensive income -
  net unrealized appreciation on securities
  available for sale,
  net of deferred income taxes                                    80         258
                                                             -------      ------
 Total stockholders' equity                                   58,162      54,142
                                                             -------      ------

     Total liabilities and stockholders' equity              $93,751      98,871
                                                             =======      ======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
         For the nine and three months ended September 30, 1998 and 1997
                      (in thousands, except per share data)
                                   (Unaudited)

                                              Nine months ended    Three months ended
                                                September 30,        September 30,
                                                -------------        -------------
                                               1998      1997       1998       1997
                                               ----      ----       ----       ----
Revenues:
 Interest on mortgage notes and
  related receivables                         $   159       166         53         54
 Interest and dividends on securities
  available for sale and escrow accounts          178       365         49        110
 Earnings on real estate rental
  operations, net                                 683       772        277        251
 Sale of real estate                            8,134       992      4,417        843
 Net gain from sale of stock                     --       1,349       --         --
 Equity in earnings (loss) of BBC               1,607     8,579     (2,852)     2,807
 Other income, net                                 23       200          9          2
                                              -------     -----     ------      -----
Total revenues                                 10,784    12,423      1,953      4,067
                                              -------     -----     ------      -----
Costs and expenses:
 Interest on subordinated debentures              373       595        115        155
 Interest on mortgages payable
  and other borrowings                          1,161     1,533        303        496
 Cost of sale of real estate                    5,521       676      3,141        658
 Expenses  related to real estate held
  for development and sale, net                   107       172         36         84
 Write-down of investment                         184      --         --         --
 Employee compensation and benefits               865       863        299        276
 Occupancy and equipment                           32        31         11         11
 Reversal of provision for litigation            --      (2,272)      --         --
 General and administrative, net                  598       768        162        148
                                              -------     -----     ------      -----
Total cost and expenses                         8,841     2,366      4,067      1,828
                                              -------     -----     ------      -----
Income (loss) before income taxes
  and extraordinary items                       1,943    10,057     (2,114)     2,239
Provision  (benefit) for income taxes             395     3,042       (918)       505
                                              -------     -----     ------      -----
Income (loss) before extraordinary items        1,548     7,015     (1,196)     1,734
Extraordinary items:
 Gain from debt restructuring, net of
  income taxes of $114,000 for the
  nine months ended September 30, 1997           --         181       --         --
 Gain from extinguishment of debt,
  net of income taxes of $39,000 and
  $29,000 for the nine and three month
  periods ended September  30, 1998, and
 $72,000 for the 1997 periods                      61       115         44        115
 Gain on settlements of litigation,
  net of income taxes of  $435,000
  and $62,000 for the nine and three
  month perids ended September 30, 1997          --         692       --           92
                                              -------     -----     ------      -----
Net income (loss)                             $ 1,609     8,003     (1,152)     1,941
                                              =======     =====     ======      =====

Basic earnings (loss) per share:
 Before extraordinary items                   $  0.19      0.88      (0.15)      0.22
 Extraordinary items                             0.01      0.12       0.01       0.03
                                              -------     -----     ------      -----
 Net income (loss)                            $  0.20      1.00      (0.14)      0.25
                                              =======     =====     ======      =====
Diluted earnings (loss) per share:
 Before extraordinary items                   $  0.17      0.82      (0.13)      0.20
 Extraordinary items                             0.01      0.11       --         0.02
                                              -------     -----     ------      -----
 Net income (loss)                            $  0.18      0.93      (0.13)      0.22
                                              =======     =====     ======      =====
Basic weighted average shares outstanding       7,953     7,935      7,957      7,949
                                              =======     =====     ======      =====
Diluted weighted average shares outstanding     9,156     8,592      9,049      8,790
                                              =======     =====     ======      =====

     See accompanying notes to unaudited consolidated financial statements

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
              For the nine months ended September 30, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)

                                                                                Addi-
                                          Compre-       Class A     Class B     tional
                                          hensive       Common      Common      Paid-in     Retained
                                           income        Stock       Stock      Capital     Earnings       Other        Total
                                           ------        -----       -----      -------     --------       -----        -----
Balance at
 December 31, 1996                                      $  --            21      20,610       20,520          311       41,462
Comprehensive income
  Net income                               $ 8,003         --          --          --          8,003         --          8,003
  Other comprehensive income,
   net of tax:
    Unrealized gain on securities
     available for sale                        396         --          --          --           --           --           --
     Reclassification adjustment
      for gains and (losses)  included
      in net income                           (244)        --          --          --           --           --           --
                                           -------
  Other comprehensive income                   152         --          --          --           --           --           --
                                           -------
Comprehensive income                       $ 8,155         --          --          --           --           --           --
                                           =======
Net effect of other BBC
 capital transactions                                      --          --        (1,966)        --           --         (1,966)
Change in BBC net unrealized
appreciation  on securities
available for sale-net of
deferred  income taxes                                     --          --          --            152          152
5 for 4 stock split October 1997                              5        --          --             (5)        --           --
Exercise of stock options                                  --          --           156         --           --            156
                                                        -------     -------     -------      -------      -------      -------
Balance at
 September  30, 1997                                    $     5          21      18,800       28,518          463       47,807
                                                        =======     =======     =======      =======      =======      =======
Balance at
 December  31, 1997                                          58          21      23,525       30,280          258       54,142
Comprehensive income
  Net income                               $ 1,609         --          --          --          1,609         --          1,609
  Other comprehensive income,
   net of tax:
    Unrealized gain on securities
     available for sale                        105         --          --          --           --           --           --
     Reclassification adjustment
      for gains and (losses) included
      in net income                           (283)        --          --          --           --           --           --
                                           -------
  Other comprehensive income (loss)           (178)        --          --          --           --           --           --
                                           -------
Comprehensive income                       $ 1,431         --          --          --           --           --           --
                                           =======
Net effect of other BBC
 capital transactions, net of
 income taxes                                              --          --         2,529         --           --          2,529
Change in BBC net unrealized
 appreciation  on securities
 available for sale-net of
 deferred  income taxes                                    --          --          --           --           (178)        (178)
Exercise of stock options                                  --          --            60         --           --             60
                                                        -------     -------     -------      -------      -------      -------
Balance at
 September  30, 1998                                    $    58          21      26,114       31,889           80       58,162
                                                        =======     =======     =======      =======      =======      =======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1998 and 1997
                                 (In thousands)
                                   (Unaudited)

                                                               September 30,
                                                               -------------
                                                              1998       1997
                                                              ----       ----
Operating activities:
Income before extraordinary items                            $ 1,548      7,015
Adjustments to reconcile income before
 extraordinary items to net cash
 (used in) operating activities:
Equity in earnings of BBC                                     (1,607)    (8,579)
Depreciation                                                     449        513
Expenses  related to real estate held for
 development and sale, net                                       107        172
Provision for income taxes                                       395      3,042
Amortization on subordinated debentures                            8         11
Accretion of discount on loans receivable                        (31)       (34)
Increase in real estate development
 and construction costs                                       (1,455)      --
Gain on sale  of real estate, net                             (2,613)      (316)
Net gain from sale of stock                                     --       (1,349)
Fundings for litigation settlement                              --       (1,801)
Reversal of provision for litigation                            --       (2,272)
Increase in the escrow for called
 debenture liability                                            --       (5,148)
Proceeds from escrow for called
 debenture liability                                           2,161       --
Increase in deferred interest on
 subordinated debentures                                         366        531
Accrued interest income on escrow accounts                       (96)      (183)
Interest accrued regarding called
 debenture liability                                            --           52
Decrease in other liabilities                                    (53)        (8)
Decrease  in other assets                                        213         89
                                                             -------    -------
Net cash used in operating activities                           (608)    (8,265)
                                                             -------    -------
Investing activities:
Proceeds from the sales of investment real estate               --          131
Proceeds from the sale of BBC common stock                      --        3,720
Common stock dividends received from BBC                         884        737
Purchase of securities available for sale                     (6,716)   (19,039)
Proceeds from redemption and maturities
 of securities available for sale                              7,275     23,774
Principal reduction on mortgage notes and
 related receivables, net                                        124        136
Addition to office properties and equipment                     --          (21)
Decrease in real estate held for development and sale          7,584        476
Improvements to investment real estate                           (83)        (3)
                                                             -------    -------
Net cash  provided by  investing activities                    9,068      9,911
                                                             -------    -------
Financing activities:
Issuance of common stock                                          35         92
Increase in borrowings                                          --        9,144
Repayments of borrowings                                      (7,942)   (12,232)
                                                             -------    -------
Net cash used in
 financing activities                                         (7,907)    (2,996)
                                                             -------    -------
  Increase (decrease) in cash and cash equivalents               553     (1,350)
  Cash and cash equivalents at beginning of period               604      1,796
                                                             -------    -------
  Cash and cash equivalents at end of period                 $ 1,157        446
                                                             =======    =======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 1998

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1997 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated statements of financial condition at September 30, 1998 and December 31, 1997, the unaudited consolidated statements of operations for the nine and three months ended September 30, 1998 and 1997, the unaudited consolidated statements of stockholders' equity for the nine months ended September 30, 1998 and 1997 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1997. Certain prior year balances have been reclassified to conform with the 1998 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at September 30, 1998 and December 31, 1997 is as follows (dollars in thousands):

                                  September 30,     December 31,
                                      1998             1997
                                      ----             ----
BBC stockholders' equity          $ 247,321          207,171
Ownership percentage                  31.46%           35.57%
                                  ---------         --------
                                     77,807           73,691
Purchase accounting adjustments        (963)          (1,506)
                                  ---------         --------
Investment in BBC                 $  76,844           72,185
                                  =========         ========

At September 30, 1998, the Company owned 6,578,671 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock representing 31.46% of all outstanding BBC Common Stock. At September 30, 1998, the Company's ownership of BBC Class A and B Common Stock was approximately 25% and 47%, respectively. The aggregate market value of the Company's investment in BBC at September 30, 1998 was approximately $92.4 million or approximately $15.6 million in excess of the carrying value in the financial statements.

In June 1998, BBC acquired Ryan, Beck & Co., Inc. ("RBCO"), an investment banking firm that is principally engaged in the underwriting, distribution and trading of tax-exempt obligations and bank and thrift equity and debt securities. BBC issued 2,863,367 shares of Class A Common Stock to acquire RBCO. Upon acquisition of RBCO, BBC assumed all options outstanding under RBCO's existing stock option plans, resulting in the issuance of options to purchase 314,145 shares of Class A Common Stock at various exercise prices based upon the exercise prices of the assumed options. The RBCO acquisition agreement provided for the establishment of an incentive and retention pool, under which shares of BBC's Class A Common Stock representing 20% of the total transaction value were allocated to key employees of RBCO. The retention pool consists of 683,362 shares of restricted Class A Common Stock, which will vest in four years to employees who remain for the period. As of September 30, 1998, BFC's ownership percentage of BBC was calculated without regard to the 683,362 shares of restricted Class A Common Stock held in the retention pool.

On March 20, 1998, BBC acquired Leasing Technology Inc. ("LTI"), a company engaged in the equipment leasing and finance business. BBC issued 718,413 shares of Class A Common Stock to acquire LTI. Upon regulatory approval, on June 30, 1998, BBC contributed the capital stock of LTI to BankAtlantic.

Pursuant to previously announced plans by BBC to purchase shares of its common stock, during the nine months ended September 30, 1998, BBC paid $10.6 million to repurchase and retire 738,500 shares of Class B Common Stock.

During the nine months ended September 30, 1998, BBC issued 907,319 shares of Class A Common Stock upon the conversion of $5.9 million in principal amount of BBC's 6 3/4% Convertible Subordinated Debentures due 2006.

On August 4, 1998, the Board of Directors of BBC granted pursuant to the BankAtlantic Bancorp 1998 stock option plan 391,630 shares of Class A incentive stock options and 89,525 shares of Class A nonqualifying stock options with a $9.50 exercise price to officers of BankAtlantic. All of the incentive and non-qualifying stock options are exercisable for BBC's Class A Common Stock, with an exercise price equal to the fair market value at the date of grant. Also on August 4, 1998, the Board of Directors of BBC granted 47,875 shares of Class A incentive stock options to a beneficial owner of BBC at an above market price of $10.45.

3.  SECURITIES AVAILABLE FOR SALE

The composition of securities available for sale at September 30, 1998 and December 31, 1997 was as follows (in thousands):

                                  September 30,     December 31,
                                     1998              1997
                                     ----              ----
U.S. Treasury Bills                  $ --               1,072
Commercial Paper                        501              --
Investment in preferred stock           343               343
Other                                    75                63
                                     ------             -----
                                     $  919             1,478
                                     ======             =====

Market value at September 30, 1998 and December 31, 1997 approximated book value.

4.  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities and other supplemental cash flow items for the nine months ended September 30, 1998 and 1997 were as follows (in thousands):

                                                              September 30,
                                                              -------------
                                                             1998        1997
                                                             ----        ----
Change in stockholders' equity resulting
  from the Company's  proportionate share
  of BBC's net unrealized  appreciation
  (depreciation) on securities  available
  for sale, net of deferred income taxes                       (178)        152
                                                              =====     =======
Transfers from escrow accounts to reflect
  payments on the called debenture liability                    248      10,765
                                                              =====     =======
Net effect of other BBC capital transactions,
  net of income taxes                                         2,529      (1,966)
                                                              =====     =======
Net gain on debt restructuring, net of income taxes            --           181
                                                              =====     =======
Net gain associated with the settlements
  of the litigation, net of income taxes                       --           692
                                                              =====     =======
Net gain from extinguishment of debt,
  net of income taxes                                            61         115
                                                              =====     =======
BBC's dividends on common stock
  declared and received in subsequent period                    303         288
                                                              =====     =======
Increase in equity for the tax effect related to
  the exercise of stock options                                  25          64
                                                              =====     =======
Deferred profit recognized                                      316        --
                                                              =====     =======
Conversion of mortgage receivable to an
  equity interest in an affiliated partnership                 --           184
                                                              =====     =======
Interest paid on borrowings                                   1,182       1,611
                                                              =====     =======
Income taxes paid                                                30        --
                                                              =====     =======


5. SUBORDINATED DEBENTURES

Included in subordinated debentures at September 30, 1998 and December 31, 1997 was approximately $5.3 million and $5.5 million, respectively, of debentures that have been called. Such debentures do not bear interest. Included in other assets at September 30, 1998 and December 31, 1997 was approximately $2.8 million and $5.0 million held in escrow accounts related to a portion of these called debentures. In January 2000, any amounts remaining in escrow will be released to the Company and after that date any payments on called debentures will be paid directly by the Company.

6. EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computations for the nine and three months ended September 30, 1998 and 1997 (in thousands, except per share data):

                                       Nine months ended  Three months ended
                                          September 30,     September 30,
                                          -------------     -------------
                                           1998    1997     1998     1997
                                           ----    ----     ----     ----
Basic Numerator:
Net income (loss) available
 for common shareholders                   $1,609   8,003   (1,152)   1,941
                                           ======   =====   ======    =====

Basic Denominator
Weighted average shares
 outstanding                                7,953   7,935    7,957    7,949
                                           ======   =====   ======    =====

Basic earnings (loss) per share            $  .20    1.00     (.14)     .25
                                           ======   =====   ======    =====

Diluted Numerator:
Dilutive net income (loss) available
 to common shareholders                    $1,609   8,003   (1,152)   1,941
                                           ======   =====   ======    =====

Diluted Denominator
Basic weighted average shares
 outstanding                                7,953   7,935    7,957    7,949
Options                                     1,203     657    1,092      841
                                           ------   -----   ------    -----
Diluted weighted average shares
 outstanding                                9,156   8,592    9,049    8,790
                                           ======   =====   ======    =====

Diluted earnings (loss) per share          $  .18     .93     (.13)     .22
                                           ======   =====   ======    =====

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

                   BFC Financial Corporation and Subsidiaries
                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition


General

BFC Financial Corporation (the "Company" or "BFC") is a unitary savings bank holding company which owns in the aggregate approximately 31.46% of the outstanding BankAtlantic Bancorp, Inc. ("BBC") Common Stock. BBC is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic") by virtue of its ownership of 100% of the outstanding BankAtlantic Common Stock.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from these forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic factors (both generally and particularly in areas where the Company or its subsidiaries operate or hold assets), interest rates, competitive and other factors affecting the operations, markets, products and services, and expansion strategies of the Company and its subsidiaries including BBC and BankAtlantic and the other factors discussed elsewhere in this report and in the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

Results of Operations

The Company's basic and diluted loss per share were $0.14 and $0.13 for the quarter ended September 30, 1998, compared to basic and diluted earnings per share of $0.25 and $0.22 for the comparable period in 1997. The 1998 period included an extraordinary gain of $0.01 in basic earnings per share. The 1997 period included an extraordinary gain of $0.03 in basic and $0.02 in diluted earnings per share.

The Company's basic and diluted earnings per share were $0.20 and $0.18 for the nine months ended September 30, 1998, compared to $1.00 and $0.93 for the comparable period in 1997. The 1998 period included an extraordinary gain of $0.01 in basic and diluted earnings per share. The 1997 period included an extraordinary gains of $0.12 in basic and $.11 in diluted earnings per share.

For the quarter ended September 30, 1998, the Company reported a net loss of approximately $1.2 million as compared to net income of approximately $1.9 million for the comparable period in 1997. Operations for the quarter ended September 30, 1998 and 1997 included extraordinary gains of approximately $44,000 and $207,000, respectively. The 1998 extraordinary gain, net of income taxes was due to extinguishment of debt. The 1997 extraordinary gains, net of income taxes was due to extinguishment of debt of approximately $115,000 and gains on settlement of litigation of approximately $92,000.

For the nine months ended September 30, 1998, the Company reported net income of approximately $1.6 million as compared to net income of approximately $8.0 million for the comparable period in 1997. Operations for the nine months ended September 30, 1998 and 1997 included extraordinary gains of approximately $61,000 and $988,000, respectively. The 1998 extraordinary gain, net of income taxes was due to extinguishment of debt. The 1997 extraordinary gains, net of income taxes was due to debt restructuring of approximately $181,000, extinguishment of debt of approximately $115,000 and gains on settlement of litigation of approximately $692,000.

Increases (decreases) in revenues for the nine and three month periods ended September 30, 1998, as compared to the comparable periods in 1997 were as follows (in thousands):

                                                      Nine    Three
                                                     Months   Months
                                                     ------   ------
 Interest on mortgage notes and
  related receivables                             $    (7)       (1)
 Interest and dividends on securities
  available for sale and escrow accounts             (187)      (61)
 Earnings on real estate rental operations, net       (89)       26
 Sale of real estate                                7,142     3,574
 Net gain from sale of stock                       (1,349)     --
 Equity in earnings of BBC                         (6,972)   (5,659)
 Other income, net                                   (177)        7
                                                  -------    ------
Decrease in total revenues                        $(1,639)   (2,114)
                                                  =======    ======

Interest and dividends on securities available for sale and escrow accounts decreased for the nine and three month periods ended September 30, 1998, as compared with the same period in 1997 primarily due to decreases in investable funds.

Earnings on real estate rental operations, net decreased for the nine months ended September 30, 1998, as compared to the same period in 1997 primarily due to an increase in landscaping maintenance and repairs and maintenance.

During the nine and three month periods ended September 30, 1998, the Company sold approximately 35 acres and 17 acres of the Center Port property to unaffiliated third parties for approximately $7.8 million and $4.4 million, respectively. The Company recognized a net gain from the sale of real estate of approximately $2.3 million and $1.3 million for the nine and three month periods ended September 30, 1998, respectively. In 1996, the Company sold a 50% interest in a property, located in Delray Beach, Florida, included in investment real estate. Since the Company was the maker on the non-recourse mortgage note on the property and since the Company maintained a 50% interest in the subject property, the gain on the sale of approximately $0.6 million was deferred. During the quarter ended June 30, 1998, 50% of the deferred profit of approximately $0.3 million was recognized upon refinancing the property's mortgage note. The remaining deferred profit will be recognized when the remaining interest in the property is sold.

In February 1997, the Company sold 12.7 acres located in Birmingham, Alabama to an unaffiliated third party for approximately $149,000 and the company recognized a net gain on the sale of approximately $132,000. In August 1997, approximately four acres were sold from the Center Port property to unaffiliated third parties for approximately $843,000 and the company recognized a net gain from the sale of real estate of approximately $185,000.

In June 1997 and January 1997, the Company sold 449,805 shares of BBC's Class A Common Stock. Net proceeds received from these sales amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized during the nine month period ended September 30, 1997.

BBC's net income applicable to common shareholders for the nine month period ended September 30, 1998 was $2.1 million and BBC's net loss applicable to common shareholders for the three month period ended September 30, 1998 was $9.5 million, compared to net income of $19.6 million and $6.4 million for the nine and three month periods ended September 30, 1997, respectively. The Company's equity in BBC's net income for the nine month periods ended September 30, 1998 was $1.6 million and the Company's net loss in BBC was $2.9 million for the three month period ended September 30, 1998, compared to net income of $8.6 million and $2.8 million for the nine and three month periods ended September 30, 1997, respectively. The decrease in equity in earnings of BBC during the 1998 periods as compared to 1997 was due to a decrease in earnings by BBC and the Company's decreased ownership percentage in BBC. The primary reasons for BBC's decline in earnings for the nine and three month periods ended September 30, 1998 as compared to the same periods in 1997 were due to provisions for valuation of mortgage servicing rights because of anticipated accelerated prepayments due to declining interest rate environment and high levels of refinancing, losses in BBC's trading portfolio tied to the recent downturn in the securities market, and expenses incurred in connection with the branch expansion and the startup of new business lines. The Company's ownership in BBC at September 30, 1998 and 1997 was 31.46% and 41.14%, respectively, of all outstanding BBC Common Stock. The decrease in ownership was attributable to BBC's issuance of Class A Common Stock in a public offering in November 1997, BBC's issuance of Class A Common Stock to acquire RBCO and LTI and the sale of shares of BBC Class A Common Stock by the Company during 1997. This decrease was offset in part by reductions in the outstanding shares of BBC Common Stock primarily due to BBC's repurchases of its shares. At September 30, 1998, the Company's ownership of BBC Class A and B Common Stock was approximately 25% and 47%, respectively.

Other income decreased for the nine months ended September 30, 1998 as compared to the same period in 1997 primarily due to proceeds received during the 1997 period relating to a loan from an affiliate which was written-off in prior years.

Increases (decreases) in expenses for the nine and three month periods ended September 30, 1998, as compared to the comparable periods in 1997 were as follows (in thousands):

                                            Nine      Three
                                           Months     Months
                                           ------     ------
 Interest on subordinated debentures     $  (222)      (40)
 Interest on mortgages payable
  and other borrowings                      (372)     (193)
 Cost of sale of real estate               4,845     2,483
 Expenses  related to real estate held
  for development and sale, net              (65)      (48)
 Write-down of investment                    184      --
 Employee compensation and benefits            2        23
 Occupancy and equipment                       1      --
 Reversal of provision for litigation      2,272      --
 General and administrative, net            (170)       14
                                         -------    ------
Increase in total cost and expenses      $ 6,475     2,239
                                         =======    ======

Interest on subordinated debentures decreased for the nine and three month periods ended September 30, 1998 as compared to the same periods in 1997 primarily due to reduction in the outstanding amount of Debentures and the accrual of interest during the nine month period ended September 30, 1997 on the delayed funding of the 1989 Exchange settlement liability.

Interest on mortgage payables and other borrowings decreased for nine and three months periods ended September 30, 1998 as compared to the same periods in 1997 primarily due to reduction in borrowings.

Expenses related to real estate held for development and sale, net decreased for the nine and three month periods ended September 30, 1998 as compared to the same periods in 1997 primarily due to decreased property taxes and professional fees. This decrease was offset in part by an increase in administrative expenses.

In June 1998, the Company reduced its carrying value on an investment in an affiliated partnership by $184,000.

In connection with the litigation entitled Short vs. Eden, et al., the Company at December 31, 1996 had an accrual of approximately $3.0 million included in other liabilities. The Company in April 1997 disbursed approximately $783,000 and received a release and satisfaction of judgment. Accordingly, the remaining accrual of approximately $2.3 million was reversed during the quarter ended June 30, 1997.

General and administrative, net decreased for the nine month period ended September 30, 1998 as compared to the same period in 1997 primarily due to decreased legal fees, trustee fees and amortization expense. This decrease was offset in part with an increase in intangible taxes.

Financial Condition

The Company's total assets at September 30, 1998 and at December 31, 1997 were $93.8 million and $98.9 million, respectively. The majority of the difference at September 30, 1998 as compared to December 31, 1997 was due to decreases in (i) securities available for sale, (ii) real estate held for development and sale,
(iii) investment real estate, net and (iv) other assets. These decreases were offset in part by the increase in investment in BBC.

Securities available for sale decreased primarily due to sales of securities so as to fund the advances for development and construction costs at the Company's Center Port property. This decrease in securities available for sale was offset in part by the availability of funds provided from the release of the Meador (1989 Exchange) settlement escrow which were invested in securities available for sale.

Real estate held for development and sale decreased primarily due to the sale of 35 acres of the Company's Center Port property to unaffiliated third parties. This decrease in real estate held for development and sale, net was offset in part with an increase in advances for development and construction costs.

The Company in 1996 sold a 50% interest in a property included in investment real estate. Since the Company was the maker on the non-recourse mortgage note on the property, the investment real estate and mortgage note were not removed from the financial statements. In May 1998, the mortgage note was refinanced and the Company is no longer the sole maker on the non-recourse mortgage note on the property. Therefore, the mortgage note and investment real estate entries relating to the property were removed from the Company's Consolidated Statements of Financial Condition in 1998 and the Company's remaining investment in the property is now carried in investment real estate using the equity method of accounting.

Investment in BBC increased by $4.7 million due to equity in earnings of BBC of approximately $1.6 million and the net effect of other BBC capital transactions of approximately $4.0 million. This increase was offset in part by dividends of approximately $0.9 million in 1998.

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

Equity Pricing Risk

The Company's primary equity investment is its investment in BBC. Since this investment is carried using the equity method of accounting, changes in market price of BBC stock would not have a direct impact on the financial statements, however, a change in market price could likely have an impact on the investment community's view of the Company. This investment was entered into for purposes other than trading purposes. The following table shows changes in the market value of the Company's investment in BBC at September 30, 1998 based on percentage changes in market price. Actual future price changes may be different from the changes identified in the table below (in thousands):

                            Percent
                           Change In        Market
                         Market Price       Value
                         ------------       -----
                            20.00%        $110,885
                            10.00%         101,644
                             0.00%          92,404
                           (10.00)%         83,196
                           (20.00)%         73,923

Management does not believe that market risk on other equity instruments would have a significant impact on the financial condition of the Company.

Below is an analysis of BBC's equity pricing risk at September 30, 1998. The following table measures changes in the fair value of BBC's trading, available for sale securities and securities sold not yet purchased at September 30, 1998 based on percentage changes in fair value. (Dollars in thousands)

                                           Available
                                           for Sale
             Percent        Trading          Equity          Securities
            Change in      Securities      Securities       Sold Not Yet
            Fair Value     Fair Value      Fair Value        Purchased
            ----------     ----------      ----------        ---------
              20.00%        $27,748          $13,710          $ 1,632
              10.00%         25,435           12,568            1,496
               0.00%         23,123           11,425            1,360
             (10.00)%        20,811           10,283            1,224
             (20.00)%        18,498            9,140            1,088

Interest Rate Risk

The majority of BBC's assets and liabilities are monetary in nature subjecting BBC to significant interest rate risk. BBC has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring BBC's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at September 30, 1998 resulting from change in interest rates. The model calculates the net potential gains and losses in net portfolio fair value by : (i) discounting cash flows from existing assets, liabilities and off-balance sheet contracts to determine fair values at September 30, 1998, and (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values at September 30, 1998. The difference between the fair value calculated in (i) and
(ii) is the potential gains and losses in net portfolio fair values. BBC's management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, BBC's management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BankAtlantic's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Below is an analysis of BBC's interest rate risk at September 30, 1998 as calculated utilizing BBC's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down (dollars in thousands).

                   Changes         Net Portfolio          Dollar
                   in Rate         Value Amount           Change
                   -------         ------------           ------
                  +200  bp          $ 316,481          $ (27,358)
                  +100  bp            354,096             10,257
                     0  bp            343,839                  0
                  (100) bp            276,090            (67,749)
                  (200) bp            213,216           (130,623)


Certain assumptions by BBC in assessing the interest rate risk were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and market values of certain assets under various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated increments, there can be no assurance that BBC's assets and liabilities would perform as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which BBC may take in the future.

Liquidity and Capital Resources

Pursuant to terms of escrow agreements, approximately $2.1 million was released during January 1998 from escrow accounts established to fund payments on Debentures that had been called for redemption. At September 30, 1998, approximately $2.8 million remained to fund future payments. Any amounts remaining in escrow in January 2000 will be released to the Company and any future payments on the called Debentures will be paid from the Company's working capital. At September 30, 1998, there was approximately $5.3 million of called but unpresented Debentures.

The Company is not obligated to pay interest on Debentures once they are called for redemption. Pursuant to the terms of the Debentures, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment were included, among other items, the ability to identify which debentures are held by Holders in Due Course and current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures.

As previously indicated, the Company holds approximately 31.46% of all outstanding BBC Common Stock. Presently, BBC has paid a regular quarterly dividend since its formation and management of BBC has indicated that it currently anticipates that it will pay regular quarterly cash dividends on the BBC Common Stock. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment by BBC of dividends to its shareholders, including the Company.

At September 30, 1998, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 9.12%, 13.71% and 14.96%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a well-capitalized institution.

Cash Flows

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                           Nine months ended
                                            September 30,
                                            -------------
                                          1998        1997
                                          ----        ----
Net cash provided (used) by:
  Operating activities                   $  (608)     (8,265)
  Investing activities                     9,068       9,911
  Financing activities                    (7,907)     (2,996)
                                         -------     -------
    Increase (decrease) in cash
      and cash equivalents               $   553      (1,350)
                                         =======     =======

The primary sources of funds to the Company for the nine months ended September 30, 1998 were release of funds from escrow accounts, principal reductions on loan receivables, proceeds from redemption and maturities of securities available for sale, revenues from property operations, and dividends from BBC. These funds were primarily utilized to reduce mortgage payables and other borrowings, to fund development and construction costs at the Center Port property, to purchase securities available for sale, and to fund operating expenses and general and administrative expenses. Funds received from the sale of real estate were utilized to reduce related mortgage debt.

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

The Company's computer system is composed of seven personal computers running on a Windows NT network. The Company's primary in-house computer applications consist of general ledger, accounts payable, property management, spreadsheet and database applications. The personal computers have been checked and found to be year 2000 compliant. The vendor of the general ledger, accounts payable and property management packages have indicated that their software is also year 2000 compliant. The spreadsheet and database applications utilized are the most recent versions available from Microsoft. Accordingly, the Company does not expect to expend material amounts to third parties to remediate any year 2000 problems. Additionally, the Company does not anticipate that it will have any material expenditure with respect to real estate owned by the Company. Should any of the above systems fail, the Company believes it would be able to process its data and monitor its accounts through manual systems or other alternative means.

With respect to the Company's subsidiary BBC, BBC has undertaken various initiatives intended to ensure that computer applications will function properly with respect to dates in the year 2000 and thereafter. BBC has established a year 2000 action plan which was presented to the Board of Directors on December 2, 1997. The action plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of 2000 on Computer Systems". The six phases of BBC's action plan are: (1) Awareness - Define the Year 2000 issues, gain executive level support, establish a project team and develop a strategy which encompasses technology and business issues,
(2) Assessment - Assess the size and complexity of the issues and detail the magnitude of the effort necessary to address them, (3) Renovation - Code enhancements, hardware and software upgrades, and system replacements, (4) Validation - Testing of software, system components and connections between systems, (5) Implementation - Systems should be certified as Year 2000 ready by the business users, (6) Contingency planning - determination of strategy to handle the most likely worst case scenarios on year 2000 issues.

BBC believes that it has completed the awareness and assessment phases of its action plan. However, its renovation, validation and implementation phases were only approximately 10% completed at September 30, 1998 with anticipated 80%, 95% and 100% completion as of December 31, 1998, March 31, 1999 and June 30, 1999, respectively. The contingency planning phase has not commenced but is currently scheduled to be 50% complete as of December 31, 1998, 90% complete as of March 31, 1999 and 100% completed as of June 30, 1999. BBC and its third party vendors are currently formulating a contingency strategy on how to handle most likely worst case scenarios related to the year 2000 disruptions.

Although BBC expects to meet its action plan schedule, there are no assurances that this timetable will be completed according to schedule.

The majority of BBC's mission critical information technology system structure ("IT") has been outsourced to third party vendors. BBC's internal IT primarily consists of a minicomputer for item processing and a personal computer based wide area network. The wide area network's primary function is to communicate with third party service bureaus and secondarily to run non-critical personal computer applications such as E-mail, word processing and spreadsheet programs. BBC has various non-IT systems with embedded microcontrollers, including but not limited to, vault security equipment, branch security equipment, telephone systems, circuit boards on building equipment, building elevators, and appliances. The above IT and non-IT systems could fail or create erroneous results by or at the year 2000.

BBC relies on third party vendors to perform the loan, deposit, general ledger and other application processing. BBC is monitoring the progress of these third party vendors in meeting their year 2000 obligations and is actively involved in the implementation and testing of the modified application programs. The third party vendors are scheduled to complete the update of the application programs during the fourth quarter of 1998 with BBC testing the programs during the first quarter of 1999. Although BBC currently has no indication that its third party vendors will not be able to operate as a result of year 2000 related problems, there is no assurance that these third party vendors will meet their obligations to BBC based on potential problems relating to year 2000. Included in the Statement of Operations during the three and nine months ended September 30, 1998 were $87,000 and $150,000, respectively of third party expenses related to the year 2000 action plan. BBC estimates that it will spend an additional $130,000 on year 2000 upgrades during the remaining three months of 1998 and another $600,000 during the year ended December 31, 1999, which expenditures will be funded from operating cash flows. The above expenses do not include employee compensation allocated for time spent on the year 2000 project.

                           PART II - OTHER INFORMATION

Item 1 through 3. - Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders.

          The Company's Annual Meeting of Shareholders was held on July 30, 1998. At that meeting Alan B. Levan was elected to the Board of Directors for a three-year term ending in 2001 with 2,217,646 shares voted for his election and 5,018 shares for which the vote was withheld.

Item 5. - Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

     a)   Index to Exhibits:

          27.1 Financial data schedule for the nine months ended September 30, 1998.

          27.2 Restated financial data schedule for the nine months ended September 30, 1997.

     b) No report on Form 8-K was filed during the three months ended September 30, 1998.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BFC FINANCIAL CORPORATION



Date:     November 12, 1998               By:      /s/  Alan B. Levan
                                               ----------------------
                                               Alan B. Levan, President



Date:     November 12, 1998               By:      /s/  Glen R. Gilbert
                                               ------------------------
                                               Glen R. Gilbert, Executive Vice
                                                   President and Chief
                                                   Financial Officer