Form 10-K
period 1998-12-31
BFC FINANCIAL CORP
filed 1999-03-30
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1998

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

        Aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant:
                        As of March 25, 1999 $18,873,083

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     Class A common stock of $.01 par value, 6,453,994 shares outstanding. Class B Common stock of $.01 par value, 2,355,407 shares outstanding.

       Documents Incorporated by Reference in Part IV of this Form 10-K:

Form 8-A filed October 16, 1997; Exhibit A of Registrant's Definitive Proxy Statement dated September 24, 1997, Annual Report on Form 10-K for the year ended December 31, 1998 of BankAtlantic Bancorp, Inc.

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

ITEM 1. BUSINESS

General Description of Business

BFC Financial Corporation and its subsidiaries are collectively identified herein as the "Registrant", "BFC" or the "Company". BFC Financial Corporation is a unitary savings bank holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC is also a unitary savings bank holding company which owns 100% of the outstanding stock of BankAtlantic, A Federal Savings Bank ("BankAtlantic") and its subsidiaries and Ryan Beck & Co., Inc., ("RBCO") and its subsidiaries, an investment banking and securities brokerage firm.

At December 31, 1998, the Company's ownership in BBC Class A Common Stock and Class B Common Stock was approximately 25% and 47%, respectively, in the aggregate representing 31% of all of the outstanding BBC Common Stock. The Company's principal business is the ownership of BankAtlantic through BBC.

The Company acquired control of BBC in 1987 for a total investment of approximately $43 million. From 1987 through June 1993, the Company increased its ownership in BBC and BBC was consolidated in the Company's financial statements from October 1987 through November 1993. In November 1993, the Company's ownership of BBC decreased from 77.83% to 48.17%, as a consequence of the Company's and BBC's sales of shares of BBC Common Stock. Since 1993, BBC has not been consolidated in the Company's financial statements because the Company's ownership of BBC was less than 50%. BBC represented approximately 97% of the Company's consolidated assets when it was consolidated with the Company. At December 31, 1998, based on the equity method of accounting for the Company's investment in BBC, the investment represented approximately 82% of the Company's consolidated assets.

Historically, BBC's primary activities have related to its ownership of 100% of BankAtlantic's capital stock. BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952, which provides a full range of commercial banking products and services directly and through subsidiary corporations. The principal business of BankAtlantic is attracting checking and savings deposits from the public and general business customers and using these deposits to originate or acquire commercial, small business, residential and consumer loans and make permitted investments such as the purchase of mortgage-backed securities, tax certificates and other investment securities. BankAtlantic currently operates in 17 Florida counties through 67 branch offices located primarily in Miami-Dade, Broward and Palm Beach Counties in South Florida as well as branches located throughout Florida in Walmart SuperStores. As reported by an independent reporting service, BankAtlantic is the second largest independent financial institution headquartered in the State of Florida based on deposits at September 30, 1998. BankAtlantic is regulated and examined by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC") and its deposit accounts are insured up to applicable limits by the FDIC.

In 1998, BBC acquired Leasing Technologies, Inc. ("LTI") an equipment leasing company. LTI was subsequently contributed to BankAtlantic during the second quarter of 1998 and operates as a subsidiary of BankAtlantic. In 1998, BBC acquired Ryan, Beck & Co., Inc. ("Ryan Beck"), an investment banking firm that underwrites, distributes and trades tax-exempt securities and provides capital raising and advisory services to the financial services industry. BBC has also engaged in real estate development and investment activities through BankAtlantic's wholly-owned subsidiary, and its ownership of BankAtlantic Development Corp., ("BDC") St. Lucie West Holding Corp. ("SLWHC"), the developer of a master planned residential, commercial and industrial community in St. Lucie County, Florida, and through several minority interest investments in real estate development projects in South Florida. However, the Board of Directors of BBC has announced that it is considering the spin-off of BBC's real estate and development business through a distribution to BBC's shareholders of the capital stock of BankAtlantic Development Corp., a wholly-owned subsidiary of BankAtlantic. The spin-off is subject to a number of conditions including the receipt of board approval and regulatory approvals. If the spin-off is effectuated as currently proposed, the Company would receive approximately 31% of the outstanding stock of the real estate subsidiary in the distribution initially making it the largest shareholder.

In addition to its investment in BBC, the Company owns and manages real estate. Since its inception in 1980, and prior to acquiring control of BBC, the Company's primary business was the organization, sale and management of real estate investment programs. A subsidiary of the Company continues to serve as the corporate general partner of a public limited partnership which files periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years. The Company ceased the organization and sale of real estate investment programs in 1987.

Real Estate and Other Activities

In addition to its investment in BBC and unrelated to the public limited partnership programs and its property management activities, the Company holds mortgage notes receivable of approximately $1.7 million which were received in connection with the sale of properties previously owned by the Company. Further, in recent years, the Company has made additional real estate investments. In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after interest earned by the Company on advances made by the Company. The Company bears any risk of loss under the arrangement with the Abdo Group.

The Company has acquired interests in two properties pursuant to this arrangement with the Abdo Group. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the Company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as its share of the profit from the transaction, which is included in the cost of sale of real estate. As part of the sale of the Cypress Creek property, the Company received a limited partnership interest in an unaffiliated limited partnership that will entitle it to receive approximately 4.5% of any profits from the development and operation of the property. In January 1999, the Company received approximately $259,000 when the limited partnership was liquidated. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 1998, approximately 42 acres of the Center Port property had been sold to unaffiliated third parties for approximately $11.7 million and the Company recognized net gains from the sales of real estate of approximately $2.8 million. Included in cost of sales is approximately $2.0 million representing the Abdo Group's profit participation from the transaction. Approximately $8.0 million of the proceeds from the sales were utilized to reduce the borrowing for which the Center Port property serves as partial collateral. At December 31, 1998, the balance on this borrowing was approximately $1,000 and was due to an unaffiliated lender. Payment of any profit participation to the Abdo Group will be deferred until the lender is repaid. The remainder of the Center Port property is currently being marketed for sale.

In October 1996, the Company sold a 50% interest in Delray Industrial Park, located in Delray Beach, Florida. Since the Company was the sole maker on the non-recourse mortgage note on the property and since the Company maintained a 50% interest in the subject property, the gain on the sale of approximately $632,000 was deferred, reducing the Company's carrying value in the real estate and the mortgage remained on the Company's books. During May 1998, the property was refinanced with the other 50% owner also becoming liable for the amount owed under the note. At that time, the Company recognized 50% of the $632,000 deferred profit on the transaction, and removed the mortgage from the Company's books. The remaining investment in the property is reflected using the equity method of accounting.

A description of BBC and BankAtlantic is incorporated herein by reference to the Annual Report on Form 10-K of BBC for the year ended December 31, 1998.

Holding Company Regulation

As the holder of approximately 31% of all of BBC's outstanding Common Stock, BFC is a unitary savings bank holding company subject to regulatory oversight by the OTS. As such, the Company is required to register with and be subject to OTS examination, supervision and certain reporting requirements. In addition, BBC is subject to the same oversight by the OTS as discussed herein with respect to the Company.

BankAtlantic is a member of the Federal Home Loan Bank ("FHLB") system and its deposit accounts are insured up to applicable limits by the FDIC. BankAtlantic is subject to supervision, examination and regulation by the OTS and to a lesser extent by the FDIC as the insurer of its deposits. As a member of the FHLB System, BankAtlantic is also subject to limited regulation by the Federal Reserve Board. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions. The OTS and the FDIC periodically review BankAtlantic's compliance with various regulatory requirements. The regulatory structure also gives regulatory authorities extensive discretion with respect to the classification of non-performing and other assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Home Owner's Loan Act ("HOLA") prohibits a savings bank holding company from directly or indirectly acquiring control, including through an acquisition by merger, consolidation or purchase of assets, of any savings association (as defined in Section 3 of the Federal Deposit Insurance Act) or any other savings and loan or savings bank holding company, without prior OTS approval. In considering whether to grant approval for any such transaction, the OTS will take into consideration a number of factors, including the competitive effects of the transaction, the financial and managerial resources and future prospects of the holding company and its bank or thrift subsidiaries following the transaction, and the compliance records of such subsidiaries with the Community Reinvestment Act. Generally, a savings bank holding company may not acquire more than five percent of the voting shares of any savings association unless by merger, consolidation or purchase of assets, in each case subject to prior OTS approval. Another provision of HOLA permits a savings bank holding company to acquire up to 15% of the voting shares of certain undercapitalized savings associations.

Federal law allows the Director of the OTS to take substantive action when it determines that there is reasonable cause to believe that the continuation by a savings bank holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of a savings bank holding company's subsidiary savings institution. The Director of the OTS has oversight authority for all holding company affiliates, not just the insured institution. Specifically, the Director of the OTS may, as necessary: (i) limit the payment of dividends by the savings institution, (ii) limit transactions between the savings institution, the holding company and the subsidiaries or affiliates of either, or (iii) limit any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution

The Company will remain a unitary savings bank holding company under applicable law until it (or BBC) acquires as a separate subsidiary another savings institution or savings institution holding company. A savings bank holding company whose sole subsidiary qualifies as a qualified thrift lender ("QTL") generally has the broadest authority to engage in various types of business activities with little to no restrictions on its activities. A holding company that acquires another institution and maintains it as a separate subsidiary or whose sole subsidiary fails to meet the QTL test will become subject to the activities limitations applicable to multiple savings bank holding companies. In general, a multiple savings bank holding company (or subsidiary thereof that is not an insured institution) may not commence, or continue for more than a limited period of time after becoming a multiple savings bank holding company (or a subsidiary thereof), any business activity other than (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or an escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary insured institution,
(iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the OTS by regulation as of March 5, 1987 to be engaged in by multiple savings bank holding companies, or (vii) subject to prior approval of the OTS, those activities authorized by the Federal Reserve Board as permissible investments for bank holding companies. These restrictions do not apply to a multiple savings bank holding company if (a) all, or all but one, of its insured institution subsidiaries were acquired in emergency thrift acquisitions or assisted acquisitions and (b) all of its insured institution subsidiaries are QTLs.

BankAtlantic and BBC are subject to restrictions in their dealings with the Company and any other companies that are affiliates of the Company under HOLA and certain provisions of the Federal Reserve Act that are made applicable to savings institutions by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and OTS regulations.

Restrictions on BBC's Ability to Pay Dividends to the Company

While there is no assurance that BBC will pay dividends in the future, BBC has paid a regular quarterly dividend to its common stockholders since August 1993. Each share of BBC Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the BBC Class B Common Stock. Management of BBC has indicated that it will seek to declare regular quarterly cash dividends on the BBC Common Stock. However, the payment of dividends by BBC is subject to declaration by BBC's Board of Directors and will depend upon, among other things, the results of operations, financial condition and cash requirements of BBC and on the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which in turn is subject to OTS regulations and is based upon BankAtlantic's regulatory capital levels and net income.

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

A "well capitalized" institution must have risk-based capital of 10% or more, core capital of 5% or more and Tier 1 risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level or a specific capital measure. An institution will be categorized as: "adequately capitalized" if it has total risk-based capital of 8% or more, Tier 1 risk-based capital of 4% or more and core capital of 4% or more; "undercapitalized" if it has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4% or core capital of less than 4%; "significantly undercapitalized" if it has total risk-based capital of less than 6%, Tier 1 risk-based capital of less than 3% or core capital of less than 3%; and "critically undercapitalized" if it has tangible capital of less than 2%. Any savings institution that fails its regulatory capital requirement is subject to enforcement action by the OTS or the FDIC. At December 31, 1998, BankAtlantic met the capital requirements of a "well capitalized" institution as defined above.

Federal and State Taxation

The State of Florida imposes a corporate income tax at the rate of 5.5% on taxable income as determined for Florida income tax purposes. Taxable income for this purpose is based on federal taxable income in excess of $5,000 as adjusted by certain items.

Employees

At December 31, 1998, BFC Financial Corporation employed 8 full-time employees and 1 part-time employee. Management believes that its relations with its employees are satisfactory. The employee benefits offered by the Company are considered by management to be generally competitive with employee benefits provided by other major employers in Florida. The Company's employees are not represented by any collective bargaining group.


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

     o A parcel of land located in Springfield, Massachusetts containing approximately 4.4 acres subject to an estate for years expiring in July 2006.

     o    A parcel of land located in Aurora, Illinois containing  approximately
          4.4 acres subject to an estate for years expiring in July 2006.

     o A parcel of land located in Fort Lauderdale, Florida, referred to herein as the Center Port property, containing approximately 70 acres of which approximately 42 acres have been sold through December 31, 1998.

     o A shopping center known as the Burlington Manufacturers Outlet Center located in Burlington, North Carolina containing approximately 280,265 leaseable square feet of which 15,000 square feet have been sold through December 31, 1998.

     o A 50% interest in an industrial park known as Delray Industrial Park located in Delray Beach, Florida containing approximately 134,237 leaseable square feet.


ITEM 3. LEGAL PROCEEDINGS

The following is a description of certain lawsuits to which the Company is a party.

Alan B. Levan and BFC Financial Corporation v. Capital Cities/ABC, Inc. and William H. Wilson, in the United States District Court for the Southern District of Florida, Case No. 92-325-Civ-Atkins. On November 29, 1991, The ABC television program 20/20 broadcast a story about Alan B. Levan and the Company which purportedly depicted a number of securities transactions in which Mr. Levan and the Company were involved. The story contained numerous false and defamatory statements about the Company and Mr. Levan and, on February 7, 1992, a defamation lawsuit was filed on behalf of the Company and Mr. Levan against Capital Cities/ABC, Inc. and William H. Wilson, the producer of the broadcast. In December 1996, a jury found in favor of the Company and Mr. Levan and awarded a compensatory judgment of $1.25 million to the Company and $8.75 million to Mr. Levan. Capital Cities/ABC, Inc. and William H. Wilson have filed an appeal in this matter. That appeal is currently pending.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

INCORPORATION BY REFERENCE

Part I - Items 1 through 3 pertaining to BFC's significant subsidiary, BBC is incorporated herein by reference to the annual report on Form 10-K of BankAtlantic Bancorp, Inc. for the fiscal year end December 31, 1998.


                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to October 1997, the Company's outstanding capital stock consisted of a single class of common stock. On October 6, 1997, the Board of Directors of the Company declared a five for four stock split effected in the form of a 25% stock dividend, payable in shares of the Company's newly authorized Class A Common Stock. The Class A Common Stock was a newly authorized series of the Company's capital stock and no shares were outstanding prior to the dividend. Pursuant to the Company's Articles of Incorporation, the Company's then existing common stock was automatically redesignated as Class B Common Stock without changing any of its rights and preferences upon the authorization by the Board of the stock dividend. The Class A Common Stock and the Class B Common Stock have substantially identical terms except that (i) the Class B Common Stock is entitled to one vote per share while the Class A Common Stock will have no voting rights other than those required by Florida law and (ii) each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

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

The following table sets forth, for the periods indicated, the high bid and low asking prices of the Class A Common Stock and the Class B Common Stock, as reported by the National Quotation Bureau, L.L.C. The Company's Class A and Class B common stock trades on the OTC Bulletin Board under the symbol BFCFA and BFCFB, respectively.

Year:
                         Class A Common Stock        Class B Common Stock Price
                         --------------------        --------------------------
        Quarter            High          Low               High           Low
        -------            ----          ---               ----           ---
1998:
        1st Quarter     $ 15.50        $   9.34        $ 15.17           $ 9.33
        2nd Quarter     $ 12.63        $   9.25        $ 12.75           $ 9.00
        3rd Quarter     $ 11.63        $   6.25        $ 10.88           $ 6.00
        4th Quarter     $  7.13        $   4.00        $  7.75           $ 5.00

1997:
        1st Quarter      n/a             n/a           $  3.73           $ 3.00
        2nd Quarter      n/a             n/a           $  4.00           $ 3.13
        3rd Quarter      n/a             n/a           $ 10.13           $ 3.93
        4th Quarter     $ 10.17        $   9.33        $ 10.40           $ 7.33

1996:
        1st Quarter      n/a             n/a           $  2.07           $ 1.67
        2nd Quarter      n/a             n/a           $  2.47           $ 2.07
        3rd Quarter      n/a             n/a           $  3.73           $ 2.13
        4th Quarter      n/a             n/a           $  3.93           $ 3.07

On March 25, 1999 there were approximately 1,030 record holders of the Class A common stock and 991 record holders of Class B common stock.

The last sale price during 1998 of the Company's Class A and Class B common stock as reported to the Registrant by the National Quotation Bureau was $6.50 and $7.25 per share, respectively.

There are no restrictions on the payment of cash dividends by Registrant except that no cash dividends may be paid to the holders of any equity securities of the Company while any deferred interest on the Company's Exchange debentures remains unpaid. The Company has deferred the interest payments relating to the debentures issued in both the 1989 Exchange and the 1991 Exchange in an aggregate amount of approximately $2.2 million at December 31, 1998.

As noted in Part I, Item I under "Business - Regulation - Restrictions on BBC's Ability to Pay Dividends to the Company," there are restrictions on the payment of dividends by BankAtlantic to BBC and by BBC to its common shareholders, including BFC. The source of funds for payment by BBC of dividends to BFC is currently dividend payments received by BBC from BankAtlantic.

ITEM 6.   Selected Consolidated Financial Data

                          BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                             Selected Consolidated Financial Data
                    (In thousands, except for per share data and percents)

                                                      For the years ended December 31,
                                                      --------------------------------
                                            1998        1997       1996       1995       1994
                                           ------      ------     ------     ------     ------
Revenues                                 $ 12,658      16,354     21,661     11,711     27,289
Costs and expenses                         12,707       3,366     12,679      7,481     24,376
Income  (loss) before income
 taxes and extraordinary items                (49)     12,988      8,982      4,230      2,913
Provision for income taxes
 (benefit)                                   (368)      4,222      2,924       --       (2,009)
Extraordinary items,
 net of income taxes                           61 (f)   1,052 (g)   853 (h)   3,702  (i) 22,744  (j)
Net income                                    380       9,818      6,911      7,932     27,666
Common Stock (d):
Basic earnings per share (e)
  Before Extraordinary items                 0.04        1.10       0.78       0.55       0.64
  Extraordinary items                        0.01        0.13       0.11       0.48       2.95
  Net income                                 0.05        1.23       0.89       1.03       3.59
Diluted earnings per share (e)
  Before Extraordinary items                 0.04        1.00       0.73       0.55       0.64
  Extraordinary items                        --          0.12       0.10       0.48       2.95
  Net income                                 0.04        1.12       0.83       1.03       3.59
Basic weighted average of common
 shares outstanding (e)                     7,954       7,938      7,811      7,709      7,709
Diluted weighted average of common
 shares outstanding (e)                     9,101       8,731      8,347      7,709      7,709
Ratio of earnings to fixed charges (c)       2.33        1.69       1.33       0.26       0.47
Dollar deficiency of earnings to
 fixed charges (c)                           --          --         --        3,370      4,374

                                                              December 31,
                                                      --------------------------------
                                            1998        1997       1996       1995       1994
                                           ------      ------     ------     ------     ------
Investment in BankAtlantic
 Bancorp, Inc. ("BBC")                     74,565      72,185     59,039     52,662     43,768
Loans receivable, net                       1,740       1,859      2,180      5,168      4,904
Securities available for sale               2,218       1,478      6,819      5,105      5,869
Investment
 real estate, net (k)                       6,172       9,700     10,383     11,072     11,169
Real estate held for development
 and sale                                   1,811       6,474      6,497     10,211      9,912
Total assets                               91,257      98,871     98,841     96,896     91,291
Subordinated debentures, net                6,736       7,263     19,135     19,774     25,011
Mortgages payable
 and other borrowings                      10,784      22,943     25,498     27,616     26,618
Deferred interest on the
 subordinated debentures                    2,217       2,106      2,806      2,722      3,494
Stockholders' equity                       57,631      54,142     41,462     35,758     26,532
Book value per share  (e)                    7.24        6.81       5.26       4.64       3.44
Book value per share
 assuming market value of BBC (e)            7.45       13.27       7.01      10.22       5.33
Return on assets  (a)                      0.39 %      10.5 %      7.0 %      8.5 %     30.8 %
Return on equity  (a)                      0.67 %      21.1 %     17.7 %     26.4 %    327.9 %
Equity to assets ratio (a)                 58.7 %      49.7 %     39.4 %     32.3 %      9.4 %

----------
(a)  Ratios were computed using quarterly averages.
(b)  Since its inception, the Company has not paid any dividends.
(c) The operations of BBC have been eliminated since there is a dividend restriction between BBC's primary subsidiary, BankAtlantic, and BBC.
(d) Prior to 1997 there were no Class A common shares outstanding. All shares outstanding prior to 1997 were Class B common shares. While the Company has two classes of common stock outstanding, the two-class method is not presented because the company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.
(e) I.R.E. Realty Advisory Group, Inc. ("RAG") owns 1,375,000 of BFC Financial Corporation's Class A Common Stock and 500,000 shares of BFC Financial Corporation Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 624,938 shares of Class A Common Stock and 227,500 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share and book value per share.
(f)  Gain  from  extinguishment  of debt of  $61,000,  net of  income  taxes  of
     $39,000.
(g) Gain on settlements of Exchange litigation of approximately $756,000, net of income taxes of $475,000, net gain from extinguishment of debt of
     $115,000, net of income taxes of $72,000 and net gain from debt restructuring of approximately $181,000, net of income taxes of $114,000.
(h) Gain on settlements of Exchange litigation of approximately $853,000, net of income taxes of $611,000.
(i) Gain from extinguishment of debt of approximately $460,000, net of income taxes of $218,000 and gain on settlements of Exchange litigation of approximately $3.2 million, net of income taxes of $1.5 million.
(j) Gain on settlements of Exchange litigation, net of income taxes of $214,000.
(k) Investment real estate, net represents the properties acquired in the 1989 and 1991 Exchange.

ITEM 7. BFC FINANCIAL CORPORATION'S MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General - BFC Financial Corporation ("BFC" or "the Company") is a unitary savings bank holding company which owns in the aggregate approximately 31.3% of the outstanding BankAtlantic Bancorp, Inc. ("BBC") Common Stock. BBC is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic") and owns 100% of its outstanding common stock. The Company's ownership interest in BBC has been recorded by the purchase method of accounting. Based on the equity method of accounting, the Company's investment in BBC represents approximately 82% of the Company's consolidated assets as of December 31, 1998. At December 31, 1998, the Company owned 6,578,671 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock representing 31.3% of all outstanding BBC Common Stock. At December 31, 1998, the Company's ownership in the outstanding BBC Class A and B Common Stock was approximately 25% and 47%, respectively. The aggregate market value of the Company's investment in BBC at December 31, 1998 was approximately $77.1 million or approximately $2.5 million in excess of the carrying value in the financial statements.

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

In addition to its investment in BBC, the Company owns and manages real estate. Since its inception in 1980 and prior to the acquisition of control of BankAtlantic in 1987, the Company's primary business was the organization, sale and management of real estate investment programs. Effective as of December 31, 1987, the Company ceased the organization and sale of new real estate investment programs, but continues to own and manage real estate assets. At December 31, 1998, a subsidiary of the Company continues to serve as the corporate general partner of one public limited partnership which files periodic reports with the Securities and Exchange Commission under the Securities Exchange Act. Other subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years.

Results of Operations

The Company's basic and diluted earnings per share for common stock were $.05 and $.04 for the year ended December 31, 1998, $1.23 and $1.12 for the year ended December 31, 1997 and $.89 and $.83 for the year ended December 31, 1996, respectively.

Net income for the year ended December 31, 1998, 1997 and 1996 was approximately $380,000, $9.8 million and $6.9 million, respectively. Operations for 1998 and 1997 included extraordinary gains, net of income taxes, of $61,000 and $115,000, respectively, from extinguishment of debt. Operations for 1997 and 1996 included extraordinary gains, net of income taxes of approximately $756,000 and $853,000, respectively, net of income taxes, due to changes in the estimate of the amount of the settlement liability associated with the exchange litigation. Operations for 1997 also included an extraordinary gain, net of income taxes, of approximately $181,000 from debt restructuring.

The Company's equity in BBC's net loss for the year ended December 31, 1998 was approximately $1.4 million. For the year ended December 31, 1997 and 1996, the Company's equity in BBC's net income was approximately $12.1 million and $8.7 million, respectively. The Company's 1998, 1997 and 1996 operations included a net gain on the sale of real estate of approximately $3.2 million, $335,000 and $3.3 million, respectively. The Company's 1997 operations also included a net gain on the sale of BBC Class A Common Stock of approximately $1.3 million and the reversal of a provision for litigation of approximately $2.3 million. The Company's 1996 revenues included a net gain of approximately $211,000 associated with the settlement of litigation related to the cleanup of contamination on a property formerly owned by the Company and an adjustment to the provision for litigation of approximately $292,000. Interest on subordinated debentures was approximately $492,000, $723,000 and $1.2 million in 1998, 1997 and 1996 operations, respectively. The Company's 1998 operations included a write-down of an investment in a real estate limited partnership of approximately $184,000. The 1996 operations included a loss on disposition of mortgage notes and investment, net of approximately $474,000 due from affiliated limited partnerships.

The following table shows the components of revenues and the changes between the periods indicated (in thousands):


                                                            1998       1997
                                      For the Years          to         to
                                   Ended December 31,       1997       1996
                                   ------------------       ----       ----
                             1998       1997      1996     Change     Change
                             ----       ----      ----     ------     ------
 Interest on mortgage
   notes and related
   receivables           $  1,108        221       613        887       (392)
 Interest and
   dividends on
   securities available
   for sale and
   escrow accounts            228        445       694       (217)      (249)
Earnings on real
   estate rental
   operations, net            979      1,034     1,303        (55)      (269)
 Sale of real estate       11,706        967     9,700     10,739     (8,733)
 Net gain from sale
   of stock                  --        1,349      --       (1,349)     1,349
 Equity in earnings
   (loss) of BBC           (1,397)    12,129     8,650    (13,526)     3,479
Other income, net              34        209       701       (175)      (492)
                         --------   --------  --------   --------   --------
                         $ 12,658     16,354    21,661     (3,696)    (5,307)
                         ========   ========  ========   ========   ========

Interest on mortgage notes and related receivables increased for the year ended December 31, 1998 as compared to the same period in 1997 primarily due to recognition of approximately $910,000 of interest earned on advances associated with the development and construction of the Center Port property. Interest on mortgage notes and related receivables decreased for the year ended December 31, 1997 as compared to the same period in 1996 primarily due to the satisfaction of a loan receivable in 1996, the reduction of the amount of mortgage note receivables from affiliated limited partnerships held by the Company and proceeds received during 1996 of approximately $297,000 for interest due from affiliated limited partnerships that had not been accrued in prior years.

Interest and dividends on securities available for sale and escrow accounts decreased for the year ended December 31, 1998 as compared to the 1997 and 1996 periods primarily due to decreases in investable funds.

Earnings on real estate rental operations include earnings from investment real estate and deferred profit recognition on sales of real estate by the Company and its subsidiaries other than BBC. Earnings on real estate rental operations, net decreased for the year ended December 31, 1998, as compared to the same period in 1997 primarily due to an increase in landscaping maintenance and repairs and maintenance at Burlington Manufacturers Outlet Center ("BMOC"). Earnings on real estate rental operations, net decreased for the year 1997 as compared to the same period in 1996 primarily due to the sale of a 50% interest in a property and the accounting for the remaining ownership under the equity method and a decrease in deferred profit recognition primarily due to the satisfaction of mortgage notes in 1996 due from affiliated limited partnership. This decrease was offset in part by an increase in net operating income at BMOC.

During 1998, the Company sold approximately 38 acres of the Center Port property to unaffiliated third parties for approximately $10.9 million and recognized a net gain from the sale of real estate of approximately $2.6 million. In October 1998, the Company sold approximately 15,000 square feet of the BMOC property to an unaffiliated third party for $500,000 and the company recognized a net gain from the sale of real estate of approximately $301,000. In 1996, the Company sold a 50% interest in a property located in Delray Beach, Florida, included in investment real estate, net. Since the Company was the maker on the non-recourse mortgage note on the Delray Beach property and since the Company maintained a 50% interest in the subject property, the gain on the sale of approximately $0.6 million was deferred. During the quarter ended June 30, 1998, 50% of the deferred profit of approximately $0.3 million was recognized upon refinancing the property's mortgage note. The remaining deferred profit will be recognized upon the sale of the remaining interest in the property is sold.

In February 1997, the Company sold 12.7 acres of land located in Birmingham, Alabama to an unaffiliated third party for approximately $149,000 and a net gain on the sale of approximately $131,000 was recognized in 1997. In August 1997, approximately four acres of the Center Port property were sold to unaffiliated third parties for approximately $818,000 and the company recognized a net gain from the sale of real estate of approximately $204,000. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land know as "Cypress Creek" located in Fort Lauderdale, Florida. In March 1996, Cypress Creek was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a net gain of approximately $3.3 million.

In June 1997 and January 1997, the Company sold an aggregate of 449,805 shares of BBC's Class A Common Stock. Net proceeds received from these sales amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized in 1997.

BBC's net income (loss) available for common shareholders for each of the years in the three year period ended December 31, 1998 are summarized below (in thousands):

                                                            1998       1997
                                    For the Years            to         to
                                  Ended December 31,        1997       1996
                                  ------------------        ----       ----
                              1998       1997      1996    Change     Change
                              ----       ----      ----    ------     ------

Income from
 continuing operations     $ 10,186     23,658    17,639   (13,472)     6,019
Income (loss) from
 discontinued operations,
 net of taxes               (18,220)     4,111     1,372   (22,331)     2,739
                           --------   --------  --------  --------   --------
Net income (loss)          $ (8,034)    27,769    19,011   (35,803)     8,758
                           ========   ========  ========  ========   ========

The Company's equity in BBC's net loss for the year ended December 31, 1998 was approximately $1.4 million. The Company's equity in BBC's net income for the year ended December 31, 1997 and 1996 was approximately $12.1 million and $8.7 million, respectively. The decrease in the Company's equity in earnings of BBC for the year 1998 as compared to 1997 was due to a decrease in earnings by BBC. BBC's income from continuing operations decreased by 57% during the year ended December 31, 1998 compared to the same period during 1997. The primary reasons for the decline in income from continuing operations during 1998 compared to 1997 was:

     1) a significant increase in the provision for loan losses resulting from recent delinquency trends in the consumer indirect and small business loan portfolios and growth in small business loans,

     2) an increase in employee compensation and benefits (excluding RBCO and real estate operations) reflecting the hiring of more than 100 new officers and employees to expand BankAtlantic's product lines and improve customer service on existing product lines,

     3) higher occupancy expenses due to the opening of 10 branches and the expansion of BankAtlantic's ATM network ,

     4)   increased    advertising   and   promotion   expenses   to   introduce
          BankAtlantic's new corporate logo and to promote new product lines,

     5) increased expenses associated with the higher administrative costs of managing a larger branch and ATM network, and

     6)   restructuring charges and write-downs.

The above items were partially offset by an increase in net interest income due to a larger loan portfolio, income from real estate operations and a net pension curtailment gain.

BBC determined in December 1998 to discontinue the mortgage servicing business ("MSB"). Included in the loss from discontinued operations during the year ended December 31, 1998 was a $6.1 million provision for the disposal of the MSB (net of income taxes). The remaining loss from discontinued operations during 1998 primarily resulted from rapidly declining interest rates during 1998 causing prepayments and declines in the value of the mortgage sevicing rights "MSR") asset.

The increase in equity in earnings of BBC in 1997 as compared to 1996 was due to an increase in earnings by BBC, offset in part by the Company's decreased ownership percentage in BBC. BBC's income from continuing operations increased by 34% during the year ended December 31, 1997 compared to the same period during 1996. The primarily reasons for the increase in income from continuing operations during 1997 compared to 1996 was:

     1) an increase in net interest income resulting from the purchase of wholesale residential loans and the October 1996 acquisition of Bank of North America ("BNA"),

     2) increased noninterest income from trading securities gains, gains on sales of loans held for sale, and gains on sales of securities available for sale, and

     3) higher fee income from loans, deposits, and ATM customers due to an expanded branch and ATM network and a larger loan portfolio.

The increase in income from discontinued operations during the year ended December 31, 1997 compared to the 1996 period resulted from higher gains on the sale of mortgage servicing rights.

The Company's ownership in BBC at December 31, 1998, 1997 and 1996 was 31.3%, 35.6% and 41.5%, respectively, of all outstanding BBC Common Stock. The decrease in ownership at December 31, 1998 as compared to 1997 was attributable to BBC's issuance of Class A Common Stock to acquire RBCO and LTI. This decrease was offset in part by reductions in the outstanding shares of BBC Common Stock primarily due to BBC's repurchases of its shares. The decrease in ownership at December 31, 1997 as compared to 1996 was primarily due to BBC's issuance of 4,312,500 shares of BBC Class A Common Stock in a public offering during November 1997 and the sale of 449,805 shares of BBC Class A Common Stock by the Company during 1997. This decrease was offset in part by reductions in the outstanding shares of BBC Common Stock primarily due to the repurchase by BBC of its shares. The following table gives information regarding the Company's ownership interest in BBC at the dates indicated:

                                 BBC       BBC
                                Class A   Class B
                                Common    Common    Total
                                Stock     Stock   Outstanding
                                -----     -----   -----------
       December 31, 1996         35.1%     46.2%     41.5%
       December 31, 1997         30.6%     45.6%     35.6%
       December 31, 1998         25.1%     47.1%     31.3%

Other income decreased for the year ended December 31, 1998 as compared to the same period in 1997 primarily due to proceeds received during the 1997 period relating to a loan from an affiliate which was written-off in prior years. Other income, net was less for the year ended December 31, 1997 as compared to the 1996 period primarily due to a net gain in 1996 of approximately $211,000 associated with the settlement of litigation attributable to the cleanup of contamination on a property formerly owned by the Company and $142,000 which was recognized when the first mortgage holder on a property formerly owned by the Company allowed the release of funds from an escrow account that was established during the time the Company owned the property.

The following table shows the components of costs and expenses and the changes between the periods indicated (in thousands):

                                                              1998       1997
                                     For the Years             to         to
                                   Ended December 31,         1997       1996
                                   ------------------         ----       ----
                               1998      1997       1996     Change     Change
                               ----      ----       ----     ------     ------
Interest on subordinated
   debentures                $   492       723      1,238       (231)      (515)
Interest on mortgage
   payables and other
   borrowings                  1,420     1,996      2,396       (576)      (400)
 Cost of sale of real
   estate                      8,525       632      6,420      7,893     (5,788)
Loss on disposition of
   mortgage notes
   and investment, net          --        --          474       --         (474)
Write-down of
   investment                    184      --         --          184       --
Expenses related to
   real estate held for
   development and
   sale, net                      68       130        154        (62)       (24)
Employee compensation
   and benefits                1,190     1,153      1,153         37       --
Occupancy
   and equipment                  50        40         44         10         (4)
Reversal of provision
   for litigation               --      (2,272)      (292)     2,272     (1,980)
General and
   administrative, net           778       964      1,092       (186)      (128)
                             -------   -------    -------    -------    -------
                             $12,707     3,366     12,679      9,341     (9,313)
                             =======   =======    =======    =======    =======

Interest on subordinated debentures decreased for the year ended December 31, 1998 as compared to the same periods in 1997 and 1996 primarily due to reduction in the outstanding amount of Debentures and the accrual of interest on certain Debentures during 1996 related to the delayed funding of the 1989 Exchange settlement liability.

Interest on mortgage payables and other borrowings decreased for year ended December 31, 1998 as compared to the same period in 1997 primarily due to a reduction in borrowings. Interest on mortgage payables and other borrowings decreased for the year ended December 31, 1997 as compared to the same period in 1996 primarily due to the sale during 1996 of a 50% interest in a property acquired in the 1989 Exchange and a reduction in borrowings.

During 1996, the Company recorded a loss of approximately $474,000 in connection with the disposition of mortgage notes and investments from five affiliated limited partnerships. During 1996, the limited partnerships were dissolved and liquidated.

In June 1998, the Company reduced its carrying value on an investment in an affiliated partnership by $184,000.

The expenses relating to real estate held for development and sale, net represent the Company's expenses and revenues relating to the Center Port property located in Pompano Beach, Florida and a 50% interest in a property located in Delray Beach, Florida. Expenses relating to real estate held for development and sale, net decreased for the year ended December 31, 1998 as compared to the same period in 1997 primarily due to decreased property taxes and administrative expenses at the Center Port property. Expenses relating to real estate held for development and sale, net decreased for the year ended December 31, 1997 as compared to the same period in 1996 primarily due to a decrease in real estate taxes, land clearing, association fees and professional services at the Center Port property. This decrease was offset in part by increases in administrative expenses at the Center Port property and a net loss of approximately $27,000 associated with the Delray property.

Employee compensation and benefits increased for the year ended December 31, 1998 as compared to the same period in 1997 primarily due to an increased contribution to the employee's profit sharing plan and an increase in the number of personnel.

In connection with the litigation entitled Short vs. Eden, et al., the Company at December 31, 1996 had an accrual of approximately $3.0 million included in other liabilities. The Company in April 1997 disbursed approximately $783,000 and received a release and satisfaction of judgment. Accordingly, the remaining accrual of approximately $2.3 million was reversed during the quarter ended June 30, 1997. In connection with the litigation entitled Kugler, et al. v. I.R.E. Real Estate Income Fund, Ltd., the Company in October 1996 placed approximately $3.7 million in escrow to fund the rescission of sales and in March 1997, approximately $1.0 million was placed in escrow for plaintiffs attorneys' fees. In 1996 the Company recorded an adjustment to the accrual associated with the Kugler litigation in the amount of $292,000. On April 30, 1997, the Court approved the Kugler settlement.

General and administrative, net, decreased for the year ended December 31, 1998 as compared to the same period in 1997 primarily due to decreased legal fees, trustee fees and amortization expense. This decrease was offset in part by an increase in intangible taxes. General and administrative, net decreased for the year ended December 31, 1997 as compared to the same period in 1996 primarily due to decreased legal fees. This decrease was offset in part by increases in trustee fees, intangible taxes, professional and consulting fees associated with the ABC litigation and the elimination of reimbursements of administrative costs from an affiliated partnership which was liquidated in 1996.

The Company does not include BBC and its subsidiaries in its consolidated income tax return with its wholly-owned subsidiaries since the Company owns less than 80% of the outstanding stock of BBC. The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 1998, 1997 and 1996, the Company's deferred income taxes were approximately $13.2 million, $11.7 million and $5.3 million, respectively. The increase in deferred income taxes at December 31, 1998 as compared to December 31, 1997 was primarily due to the tax effect on the increase in the investment in BBC of approximately $2.4 million. The increase in deferred income taxes at December 31, 1997 as compared to December 31, 1996 was primarily due to the tax effect on the increase in the investment in BBC of approximately $13.1 million.

Financial Condition

The Company's total assets at December 31, 1998 and December 31, 1997 were $91.3 million and $98.9 million, respectively. The majority of the difference at December 31, 1998 as compared to December 31, 1997 was due to decreases in (i) real estate held for development and sale, (ii) investment real estate, net and
(iii) other assets. These decreases were offset in part by the increase in investment in BBC and securities available for sale.

Securities available for sale increased primarily due to the investment of funds received from the sale of real estate at the Company's Center Port and BMOC properties and the availability of funds provided from the release of the Meador (1989 Exchange) settlement. This increase in securities available for sale was offset in part by sales of securites to fund the advances for development and construction costs at the Company's Center Port property.

Real estate held for development and sale decreased primarily due to the sale of 38 acres of the Company's Center Port property. This decrease in real estate held for development and sale, net was offset in part by an increase in development and construction costs at the property.

The Company in 1996 sold a 50% interest in a property included in investment real estate. Since the Company was the sole maker on the non-recourse mortgage note on the property and since the Company maintained 50% interest in the subject property, the gain on the sale of approximately $632,000 was deferred, reducing the Company's carrying value in real estate, and the mortgage remained on the Company's books. During May 1998, the property was refinanced with the other 50% owner also becoming liable for the amount owed under the note. At that time, the Company recognized 50% of the deferred profit on the transaction, and removed the mortgage note and investment real estate entries relating to the property from the Company's Consolidated Statements of Financial Condition. The remaining investment in the property is included in investment real estate using the equity method of accounting. In October 1998, the Company sold one building, approximately 15,000 square feet, at the BMOC property for $500,000. The Company recognized a net gain on the sale of real estate of approximately $301,000.

Investment in BBC increased by $2.4 million due to the net effect of other BBC capital transactions of approximately $4.1 million primarily attributable to BBC's issuance of Class A Common Stock to acquire RBCO and LTI and the increase in BBC's net unrealized appreciation on securities available for sale, net of deferred income taxes of approximately $878,000. This increase was offset in part by the equity in the loss of BBC of approximately $1.4 million and dividends of approximately $1.2 million in 1998.

Other assets decreased due to the 1997 release from escrow of approximately $2.1 million that had been placed in an escrow account related to the settlement of litigation and payments made from the escrow accounts in accordance with the terms of the settlements of litigation. The settlement agreement provided for a release from escrow of any balances remaining at the end of a specified period and accordingly, approximately $2.1 million was released from escrow in January 1998. Any balances remaining in the escrow accounts under litigation settlements will be released to the Company in January 2000.

Subordinated debentures and deferred interest on the subordinated debentures decreased primarily due to the redemption of Debentures.

Mortgages payable and other borrowings decreased primarily due to the (i) repayment of approximately $1.5 million on a revolving line of credit, (ii) repayment of approximately $7.2 million upon the sale of approximately 38 acres at the Center Port property and (iii) principal payments made on loans according to their terms.

Purchase Accounting

The acquisition of BBC was accounted for as a purchase and accordingly, the assets and liabilities acquired were revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during each of the years ended December 31, 1998 and 1997 by approximately $ 741,000 and $545,000 in 1996. Assuming no sales or dispositions of the related assets or liabilities by BBC, the Company believes the net increase (decrease) in earnings resulting from the net amortization and accretion of the adjustments to net assets acquired resulting from the use of the purchase method of accounting will remain at a similar level for 1999 and anticipates an increase in earnings from 2000 to 2003 of approximately $52,000 per year.

Excess cost over fair value of net assets acquired at December 31, 1998 and 1997, was approximately $454,000 and $577,000, respectively. Such excess cost over fair value of net assets acquired is included in the investment in BBC in the accompanying statements of financial condition.

Liquidity and Capital Resources

Pursuant to the terms of the applicable escrow agreements, approximately $2.1 million was released during January 1998 from escrow accounts established to fund payment on Debentures that had been called for redemption. At December 31, 1998, approximately $2.7 million remained to fund future payments. Any amounts remaining in escrow in January 2000 will be released to the Company and any future payments on the called Debentures will be paid from the Company's working capital. At December 31, 1998, there was approximately $5.3 million of called but unpresented Debentures. The Company is not obligated to pay interest on Debentures once they are called for redemption.

Pursuant to the terms of the Company's approximately $1.5 million of Debentures which are outstanding and not called for redemption, the Company may elect to defer interest payments on the outstanding Debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment would include, among other items, the ability to identify which Debentures are held by Holders in Due Course and current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its Debentures.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after interest earned on advances made by the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the Company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction, which is included in cost of sale of real estate. As part of the sale of the Cypress Creek property, the Company received a limited partnership interest in an unaffiliated limited partnership that will entitle it to receive approximately 4.5% of any profits from development and operation of the property. In January 1999, the Company received approximately $259,000 when the limited partnership was liquidated. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 1998, 42 acres had been sold from the Center Port property to unaffiliated third parties for approximately $11.7 million and the Company recognized net gains from the sale of real estate of approximately $2.8 million. Included in cost of sales is approximately $2.0million, representing the Abdo Group's profit participation from the transactions. All proceeds from the sale were utilized to reduce the borrowing for which the Center Port property serves as partial collateral. At December 31, 1998, the balance on this borrowing was approximately $1,000 and was due to an unaffiliated lender. Payment of profit participation to the Abdo Group will be deferred until the lender and the Company are repaid on loans, advances and interest. The remainder of the Center Port property is currently being marketed for sale.

On February 11, 1999, BFC Financial Corporation filed a Form S-1 registration statement with the Securities and Exchange Commission. The registration statement would register approximately 1,000,000 shares of Class A Common Stock and approximately $15,000,000 of subordinated debentures. The net proceeds from the Offerings will be used to redeem the Company's outstanding unsecured subordinated debentures including the payment of deferred interest thereon (totaling approximately $4.0 million). The Company intends to use the balance of the net proceeds from the offerings for the acquisition of additional shares in affiliated companies, for investments in the securities of publicly-traded or privately held companies and for general corporate purposes.

As previously indicated the Company holds approximately 31.3% of all outstanding BBC Common Stock. BBC has paid a regular quarterly dividend since its formation and management of BBC has indicated that it currently anticipates that it will pay regular quarterly cash dividends on the BBC Common Stock. The availability of funds for the payment of dividends by BBC is dependent upon BankAtlantic's ability to pay dividends to BBC. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment by BBC of dividends to its shareholders, including the Company. Currently, BBC pays a quarterly dividend of $.0275 and $.025 per share for Class A and Class B Common Stock, respectively. BBC's principal source of cash flow is dividends from BankAtlantic. BBC's annual debt service associated with its $246.9 million of 9%, 6-3/4% and 5-5/8% Debentures and Trust Preferred Securities is approximately $18.0 million. BBC also obtains funds from the exercise of its outstanding stock options, through the sale of common shares and from the issuance of debt securities.

At December 31, 1998, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 8.48%, 12.67% and 13.92%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a well-capitalized institution.

Cash Flows

A summary of the Company's consolidated cash flows follows (in thousands):

                                             For the Years Ended December 31,
                                             --------------------------------
                                            1998           1997           1996
                                            ----           ----           ----
Net cash provided (used) by:
  Operating activities                   $ (1,252)        (8,925)        (5,485)
  Investing activities                     10,770         10,812          8,142
  Financing activities                     (9,467)        (3,079)        (2,013)
                                         --------       --------       --------
Increase (decrease) in cash
     and cash equivalents                $     51         (1,192)           644
                                         ========       ========       ========

The primary sources of funds to the Company for the year ended December 31, 1998 were release of funds from escrow accounts, proceeds received from the sale of real estate, principal reductions on loan receivables, proceeds from redemption and maturities of securities available for sale, revenues from property operations, and dividends from BBC. These funds were primarily utilized to reduce mortgage payables and other borrowings, to fund development and construction costs at the Center Port property, to purchase securities available for sale, and to fund operating expenses and general and administrative expenses. Funds received from the sale of real estate were primarily utilized to reduce related mortgage debt at the Center Port property.

Impact of Inflation - The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

BFC does not believe that inflation has had any material impact on the Company. Inflation could also have an effect on the market value of the Company's ownership in its BBC Common Stock. Virtually all of the assets and liabilities of BBC are monetary in nature. As a result, interest rates have a more significant impact on BBC's performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies.

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is equity risk through its investment in BBC.

Equity Pricing Risk

The Company's primary equity investment is its investment in BBC. This investment was entered into for purposes other than trading purposes. Since this investment is carried using the equity method of accounting, changes in market price of BBC stock would not have a direct impact on the financial statements, however, a change in market price could likely have an impact on the investment community's view of the Company. The following table shows changes in the market value of the Company's investment in BBC at December 31, 1998 based on percentage changes in market price. Actual future price changes may be different from the changes identified in the table below (in thousands):

                  Percent
                  Change In                   Market
                 Market Price                  Value
                 ------------                  -----
                  20.00%                    $ 92,515
                  10.00%                      84,806
                   0.00%                      77,096
                 (10.00)%                     69,386
                 (20.00)%                     61,677

Management does not believe that market risk on other equity instruments would have a significant impact on the financial condition of the Company.

Below is an analysis of BBC's equity pricing risk at December 31, 1998. The following are hypothetical changes in the fair value of BBC's trading, available for sale securities at December 31, 1998 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                    Available   Securities      Total
          Percent      Trading       for Sale    Sold Not      Dollar
         Change in   Securities    Securities       Yet      Change from
        Fair Value   Fair Value    Fair Value    Purchased      0%
        ----------   ----------    ----------    ---------   ---------
                                (dollars in thousands)
             20 %      $36,006      $20,516      $ 3,446      $ 9,994
             10 %       33,006       18,807        3,159        4,998
              0 %       30,005       17,097        2,872            0
            (10)%       27,005       15,387        2,585       (4,998)
            (20)%       24,004       13,678        2,298       (9,994)

During 1998, the BBC began trading government securities which are generally bought and sold on the same day. In addition, RBCO is a market maker in equity securities which could, from time to time require them to hold securities during declining markets. BBC attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of the BBC's overall asset and liability management process.

Interest Rate Risk

The majority of BBC's assets and liabilities are monetary in nature subjecting BBC to significant interest rate risk. BBC has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring BBC's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 1998 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were BBC's:

        o         loan portfolio,
        o         debt securities available for sale,
        o         investment securities,
        o         FHLB stock,
        o         mortgage servicing rights,
        o         Federal Funds sold,
        o         deposits,
        o         advances from FHLB,
        o         securities sold under agreements to repurchase,
        o         Federal Funds purchased,
        o         Subordinated Debentures,
        o         Trust Preferred Securities and
        o         off-balance sheet loan commitments.

BBC has no off-balance sheet derivatives other than fixed rate loan commitments aggregating $71.8 million at December 31, 1998.

The model calculates the net potential gains and losses in net portfolio fair value by:

     1) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at December 31, 1998,

     2) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values,

     3) the difference between the fair value calculated in (i) and (ii) is the potential gains and losses in net portfolio fair values.

Management of BBC has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, management of BBC has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BankAtlantic's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

The prepayment assumptions used in the model are disclosed in BankAtlantic's Cumulative Rate Sensitivity GAP at December 31, 1998. Subordinated debentures and Trust Preferred Securities were valued for this purpose based on their contractual maturities or redemption date. BBC's interest rate risk policy has been approved by the Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management has maintained the portfolio within these established tolerances.

Presented below is an analysis of BBC's interest rate risk at December 31, 1998 as calculated utilizing BBC's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                            Net Portfolio
            Changes            Value            Dollar
            in Rate            Amount           Change
            -------            ------           ------
                               (dollars in thousands)
          +200 bp          $  297,510        $ (70,272)
          +100 bp          $  351,652        $ (16,130)
             0 bp          $  367,782        $       0
          (100) bp         $  310,908        $ (56,874)
          (200) bp         $  259,775        $(108,007)

Certain assumptions by BBC in assessing the interest rate risk were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and market values of certain assets under various interest rate scenarios and repricing of certain borrowings.

It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that BBC's assets and liabilities would perform as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which the BBC may take in the future.

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

The Company's computer system is composed of seven personal computers running on a Windows NT network. The Company's primary in-house computer applications consist of general ledger, accounts payable, property management, spreadsheet and database applications. The personal computers have been tested and found to be year 2000 compliant. The vendor of the general ledger, accounts payable and property management packages have indicated that their software is also year 2000 compliant. The spreadsheet and database applications utilized are the most recent versions available from Microsoft. Accordingly, the Company does not expect to expend material amounts to third parties to remediate any year 2000 problems. Should any of the above systems fail, the Company believes it would be able to process its data and monitor its accounts through manual systems or other alternative means. Additionally, the Company does not anticipate that it will have any material expenditure with respect to real estate owned by the Company.

With respect to the Company's subsidiary BBC, BBC has undertaken various initiatives intended to ensure that computer applications will function properly with respect to dates in the year 2000 and thereafter. BBC has established a year 2000 action plan which was presented to the Board of Directors on December 2, 1997. The action plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of 2000 on Computer Systems". The six phases of BBC's action plan are: (1) Awareness - Define the Year 2000 issues, gain executive level support, establish a project team and develop a strategy which encompasses technology and business issues,
(2) Assessment - Assess the size and complexity of the issues and detail the magnitude of the effort necessary to address them, (3) Renovation - Code enhancements, hardware and software upgrades, and system replacements, (4) Validation - Testing of software, system components and connections between systems, (5) Implementation - Systems should be certified as Year 2000 ready by the business users, and (6) Contingency planning - determination of strategy to handle the most likely worst case scenarios on year 2000 issues.

BBC believes that it has completed the awareness and assessment phases of its action plan. Renovation, validation and implementation phases were approximately 80% completed at December 31, 1998 with anticipated 95% and 100% completion as of March 31, 1999 and June 30, 1999, respectively. The contingency planning phase was 50% completed as of December 31, 1998, and is scheduled to be 90% complete as of March 31, 1999 and 100% completed as of June 30, 1999.

Although BBC expects to meet its action plan schedule, there is no assurance that this timetable will be completed according to schedule.

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

BBC relies on third party vendors to perform loan, deposit, general ledger and other application processing. BBC is monitoring the progress of these third party vendors in meeting their year 2000 obligations and is actively involved in the implementation and testing of the modified application programs. The third party vendors completed the update of the application programs during the fourth quarter of 1998 with BBC testing the programs during the first quarter of 1999. Although BBC currently has no indication that its third party vendors will not be able to operate as a result of year 2000 related problems, there is no assurance that these third party vendors will meet their obligations to BBC. Included in BBC's Statement of Operations during the year ended December 31, 1998 were $210,000 of third party expenses related to the year 2000 action plan. BBC estimates that it will spend approximately $100,000 on year 2000 consulting services, $300,000 on software and hardware maintenance specifically related to year 2000, $100,000 on RBCO system upgrades and consulting services and $100,000 for contingency planning during the year ended December 31, 1999. The above items will be expensed as incurred and do not include employee compensation allocated for time spent on the year 2000 project.

Risk factors associated with the year 2000 event include the risk that the BBC's business could be disrupted due to vendors, suppliers, and customer system failures, or even the possible loss of electrical power or phone service. BBC is currently assessing the probability of these events occurring and is formulating contingency plans. BBC could be also subjected to litigation due to year 2000 noncompliance from customers, borrowers and suppliers as a result of both internal and third party system failures. BBC as part of its action plan has sent brochures to customers, and questionnaires to borrowers and suppliers, and as mentioned above is addressing both IT and non-IT year 2000 issues. Further, the credit quality of BBC's loans may be affected by the failure of a borrower's operating or other systems as a consequence of a year 2000 issue or the related failure of a borrower's key suppliers, customers, or service providers resulting in higher provisions for loan losses. BBC's underwriting and credit policies include consideration of a borrower's potential year 2000 issues. There is no assurance that BBC's borrowers will be able to meet their obligations to BBC if these borrowers experience year 2000 problems.

Certain assets of BBC may have to be replaced, based on upgrades to equipment and software that are part of BBC's normal business needs, rapidly developing technology, and a three year capital equipment and software replacement plan. BBC does not anticipate impairment or significant replacement of assets related to the year 2000 issue.

There is no assurance that the foregoing has identified all costs, risks or possible losses which BBC may experience associated with year 2000 issues. The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect BBC's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers, borrowers and customers, BBC is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on BBC's results of operations, liquidity or financial condition. The goal of the Year 2000 Project is to significantly reduce BBC's level of uncertainty about the year 2000 problem and, BBC believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

ITEM 8. INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

          Consolidated Statements of Financial Condition - December 31, 1998 and 1997

          Consolidated Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1998

          Consolidated Statements of Stockholders' Equity and Comprehensive Income - For each of the Years in the Three Year Period ended December 31, 1998

          Consolidated Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1998

          Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


The Board of Directors
BFC Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of BFC Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BFC Financial Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                  KPMG LLP


Fort Lauderdale, Florida
March 2, 1999

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                     December 31, 1998 and December 31, 1997
                        (in thousands, except share data)


                                     Assets
                                                               1998        1997
                                                               ----        ----

Cash and cash equivalents                                    $   655         604
Securities available for sale                                  2,218       1,478
Investment in BankAtlantic Bancorp, Inc. ("BBC")              74,565      72,185
Mortgage notes and related receivables, net                    1,740       1,859
Investment real estate, net                                    6,172       9,700
Real estate held for development and sale                      1,811       6,474
Other assets                                                   4,096       6,571
                                                             -------     -------
     Total assets                                            $91,257      98,871
                                                             =======     =======

                      Liabilities and Stockholders' Equity

Subordinated debentures, net                                   6,736       7,263
Deferred interest on the subordinated debentures               2,217       2,106
Mortgage payables and other borrowings                        10,784      22,943
Other liabilities                                                683         706
Deferred income taxes                                         13,206      11,711
                                                             -------     -------
     Total liabilities                                        33,626      44,729


Commitments and contingencies

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                --          --
Class A common stock of $.01 par value,
 authorized  20,000,000 shares; issued and
 outstanding 6,453,994 in 1998 and 1997                           58          58
Class B common stock, of $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  2,355,407 in 1998 and  2,346,907 in 1997                        21          21
Additional paid-in capital                                    26,095      23,525
Retained earnings                                             30,660      30,280
                                                             -------     -------

 Total stockholders' equity before BBC
  accumulated other comprehensive income                      56,834      53,884

BBC accumulated other comprehensive income-
  net unrealized appreciation on securities
  available for sale, net of deferred income taxes               797         258
                                                             -------     -------

 Total stockholders' equity                                   57,631      54,142
                                                             -------     -------

     Total liabilities and stockholders' equity              $91,257      98,871
                                                             =======     =======

          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
              For each of the years in the three year period ended
                                December 31, 1998
                      (in thousands, except per share data)

                                                  1998       1997         1996
                                                  ----       ----         ----
Revenues:
 Interest on mortgage notes and
  related receivables                          $  1,108         221         613
 Interest and dividends on securities
  available for sale and escrow accounts            228         445         694
 Earnings on real estate rental
  operations, net                                   979       1,034       1,303
 Sale of real estate                             11,706         967       9,700
 Net gain from sale of stock                       --         1,349        --
 Equity in earnings (loss) of BBC                (1,397)     12,129       8,650
 Other income, net                                   34         209         701
                                               --------    --------    --------
Total revenues                                   12,658      16,354      21,661
                                               --------    --------    --------

Costs and expenses:
 Interest on subordinated debentures                492         723       1,238
 Interest on mortgages payable
  and other borrowings                            1,420       1,996       2,396
 Cost of sale of real estate                      8,525         632       6,420
 Loss on disposition of mortgage
  notes and investment, net                        --          --           474
 Write-down of investment                           184        --          --
 Expenses  related to real estate held
  for development and sale, net                      68         130         154
 Employee compensation and benefits               1,190       1,153       1,153
 Occupancy and equipment                             50          40          44
 Reversal of provision for litigation              --        (2,272)       (292)
 General and administrative, net                    778         964       1,092
                                               --------    --------    --------
Total cost and expenses                          12,707       3,366      12,679
                                               --------    --------    --------
Income (loss) before income taxes
 and extraordinary items                            (49)     12,988       8,982
Provision  (benefit) for income taxes              (368)      4,222       2,924
                                               --------    --------    --------
Income before extraordinary items                   319       8,766       6,058
Extraordinary items:
 Net gain from debt restructuring, net of
  income taxes of $114,000  in 1997                --           181        --
 Net gain from extinguishment of debt,
  net of income taxes of  $39,000 in 1998
  and $72,000 in 1997                                61         115        --
 Gain on settlements of Exchange
  litigation, net of income taxes of
  $475,000 in 1997 and  $611,000 in 1996           --           756         853
                                               --------    --------    --------
Net income                                     $    380       9,818       6,911
                                               ========    ========    ========

Basic earnings per share:
 Before extraordinary items                    $   0.04        1.10        0.78
 Extraordinary items                               0.01        0.13        0.11
                                               --------    --------    --------
 Net income                                    $   0.05        1.23        0.89
                                               ========    ========    ========
Diluted earnings per share:
 Before extraordinary items                    $   0.04        1.00        0.73
 Extraordinary items                               --          0.12        0.10
                                               --------    --------    --------
 Net income                                    $   0.04        1.12        0.83
                                               ========    ========    ========
Basic weighted average shares
 outstanding                                      7,954       7,938       7,811
                                               ========    ========    ========
Diluted weighted average shares
 outstanding                                      9,101       8,731       8,347
                                               ========    ========    ========


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
               Consolidated Statements of Stockholders' Equity and
             Comprehensive Income For each of the years in the three
                       year period ended December 31, 1998
                                 (in thousands)

                                                                       Addi-
                                      Compre-     Class A   Class B   tional
                                      hensive      Common   Common    Paid-in  Retained
                                      income       Stock    Stock     Capital  Earnings     Other      Total
                                      ------       -----    -----     -------  --------     -----      -----
Balance at December 31, 1995                    $   --          20    19,490    13,609      2,639     35,758
Comprehensive income
  Net income                          $ 6,911       --        --        --       6,911       --        6,911
  Other comprehensive income,
   net of tax:
    Unrealized loss on securities
     available for sale                (1,230)
     Reclassification adjustment
      for gains  included
      in net income                    (1,098)
                                       ------
  Other comprehensive income (loss)    (2,328)
                                       ------
Comprehensive income                  $ 4,583
                                       ======

Net effect of BBC capital
 transactions, net of
 deferred income taxes                              --        --         939      --         --          939
Change in BBC net unrealized
appreciation  on securities
available for sale-net of
deferred  income taxes                              --        --        --        --       (2,328)    (2,328)
Exercise of stock options                           --           1       181      --         --          182
                                                 -------   -------   -------   -------    -------    -------
Balance at December 31, 1996                    $   --          21    20,610    20,520        311     41,462
Comprehensive income
  Net income                          $ 9,818       --        --        --       9,818       --        9,818
  Other comprehensive income,
   net of tax:
    Unrealized gain on securities
     available for sale                   194
     Reclassification adjustment
      for gains  included
      in net income                      (247)
                                       ------
  Other comprehensive income (loss)       (53)
                                       ------
Comprehensive income                  $ 9,765
                                       ======

Net effect of BBC capital
 transactions, net of
 deferred income taxes                              --        --       2,759      --         --        2,759
Change in BBC net unrealized
appreciation  on securities
available for sale-net of
deferred  income taxes                              --        --        --        --          (53)       (53)
5 for 4 stock split                                    5      --        --          (5)      --         --
3 for 1 stock split                                   53      --        --         (53)      --         --
Exercise of stock options                           --        --         156      --         --          156
                                                 -------   -------   -------   -------    -------    -------
Balance at December 31, 1997                    $     58        21    23,525    30,280        258     54,142
Comprehensive income
  Net income                          $   380       --        --        --         380       --          380
  Other comprehensive income,
   net of tax:
    Unrealized gain on securities
     available for sale                   821
     Reclassification adjustment
      for gains  included
      in net income                      (282)
                                       ------
  Other comprehensive income              539
                                       ------
Comprehensive income                  $   919
                                       ======

Net effect of BBC capital
 transactions, net of
 deferred income taxes                              --        --       2,510      --         --        2,510
Change in BBC net unrealized
 appreciation  on securities
 available for sale-net of
 deferred  income taxes                             --        --        --        --          539        539
Exercise of stock options                           --        --          60      --         --           60
                                                 -------   -------   -------   -------    -------    -------
Balance at December  31, 1998                   $     58        21    26,095    30,660        797     57,631
                                                 =======   =======   =======   =======    =======    =======


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                For each of the years in three year period ended
                                December 31, 1998
                                 (In thousands)


                                                For the years ended December 31,
                                                --------------------------------
                                                  1998        1997        1996
                                                  ----        ----        ----
Operating activities:
Income  before extraordinary items             $    319       8,766       6,058
Adjustments to reconcile income
 before extraordinary items to net cash
 (used in) operating activities:
Equity in (earnings) loss of BBC                  1,397     (12,129)     (8,650)
Depreciation                                        575         683         772
Expenses  related to real estate held for
 development and sale, net                           68         130         154
Provision (benefit) for income taxes               (368)      4,222       3,033
Amortization on subordinated debentures              11          13          15
Accretion of discount on loans receivable           (40)        (45)       (152)
Increase in real estate development
 and construction costs                          (2,631)       (388)       --
Gain on sale of real estate, net                 (3,181)       (335)     (3,280)
Net gain from sale of stock                        --        (1,349)       --
Loss on disposition of mortgage notes  and
 investment, net                                   --          --           474
Proceeds received from litigation settlement       --          --         1,109
Gain from litigation cost, net                     --          --          (211)
Reversal of provision for litigation               --        (2,272)       --
Fundings for litigation settlement                 --        (1,801)     (3,690)
Increase in the escrows for called
 debenture liability                               --        (5,158)     (4,653)
Proceeds from escrow for called
 debenture liability                              2,166        --         2,903
Increase in deferred interest on the
 subordinated debentures                            482         656         747
Accrued interest income on escrow accounts         (124)       (237)       (161)
Interest accrued regarding called
 debenture liability                               --            52         475
Increase (decrease) in other liabilities            (94)         45        (961)
Decrease  in other assets                           168         222         533
                                               --------    --------    --------
Net cash used in operating activities            (1,252)     (8,925)     (5,485)
                                               --------    --------    --------
Investing activities:
Proceeds from the sales of
 investment real estate                             495         128        --
Proceeds from the sale of real estate held
 for development and sale, net                     --          --         6,480
Proceeds from the sale of stock                    --         3,720        --
Deposits received for sale of real estate          --          --          --
Common stock dividends received from BBC          1,187       1,025         883
Purchase of securities available for sale          --       (19,225)    (47,153)
Proceeds from redemption and maturities
 of securities available for sale                  (788)     24,535      45,475
Principal reduction on mortgage notes and
 related receivables, net                           159         182       2,806
Decrease (increase) in real estate
 held for development and sale                    9,800         490        (275)
Addition to office properties and equipment        --           (21)       --
Improvements to investment real estate              (83)        (22)        (74)
                                               --------    --------    --------
Net cash provided  by investing activities       10,770      10,812       8,142
                                               --------    --------    --------
Financing activities:
Issuance of common stock                             35          91         105
Increase in borrowings                             --         9,144        --
Repayments of borrowings                         (9,502)    (12,314)     (2,118)
                                               --------    --------    --------
Net cash  used in
 financing activities                            (9,467)     (3,079)     (2,013)
                                               --------    --------    --------
  Increase (decrease) in cash
   and cash equivalents                              51      (1,192)        644
  Cash and cash equivalents
   at beginning of period                           604       1,796       1,152
                                               --------    --------    --------
  Cash and cash equivalents at
   end of period                               $    655         604       1,796
                                               ========    ========    ========


          See accompanying notes to consolidated financial statements.

                            BFC Financial Corporation
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - BFC Financial Corporation ("BFC" or the "Company") is a unitary savings bank holding company as a consequence of its ownership of the Common Stock of BankAtlantic Bancorp, Inc. ("BBC").
BankAtlantic, a Federal Savings Bank, ("BankAtlantic") is a wholly-owned subsidiary of BankAtlantic Bancorp ("BBC"). The Company's primary asset is the capital stock of BBC and its primary activities currently relate to that asset. The financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of consolidated financial condition and income and expenses for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the valuation allowance for real estate and the allowance for mortgage notes and related receivables.

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

Securities Available for Sale - The Company's securities are available for sale. These securities are carried at fair value, with any related unrealized appreciation or depreciation reported as a separate component of stockholders' equity, net of income taxes. A write-down is reflected in the statement of operations to the extent that securities are other than temporarily impaired.

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

Real Estate - Investment real estate is held for use. Real estate held for development and sale includes land held for development and land held for sale. Costs clearly associated with the development of a specific parcel are capitalized as a cost of that parcel. Indirect land development costs are allocated to parcels based upon the the square footage of parcels benefited. Land costs were allocated to the various parcels based upon the relative sales value method. Real estate held for sale is stated at the lower of carrying amount or fair value less cost to sell. Real estate held for development is evaluated for impairment based upon the undiscounted future cash flows of the property compared to the carrying value of the property. If the undiscounted future cash flows are lower than the carrying value of the property, a valuation allowance is established for the difference between the carrying amount of the parcel and the fair value of the parcel, less cost to sell. The fair value of real estate is evaluated based on existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect estimated fair value.

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

Depreciation - Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 31.5 years for buildings and 4 years for tenant improvements.

Income Taxes - The Company does not include BBC and its subsidiaries in its consolidated income tax return with its wholly owned subsidiaries, since the Company owns less than 80% of the outstanding stock of BBC. Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different than such items are recognized for income tax purposes.

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

Excess Cost Over Fair Value of Net Assets Acquired (Goodwill) - The ownership position in BBC was acquired at different times. In some acquisitions, the fair market value of the net assets of BBC were greater than the Company's cost. At other acquisitions, the Company's cost was in excess of the fair market value of BBC's net assets. The excess of fair market value over cost was recorded as a reduction to the fair market value of non-current assets. The excess of cost over fair market value was recorded as goodwill and is being amortized on the straight-line basis over a 15-year period. Some minor increases in ownership of BBC were recorded utilizing BBC's cost basis of assets and liabilities as fair market value. The excess of such cost basis over the Company's purchase price was recorded as a reduction to property and equipment and is being amortized on a straight-line basis over a ten-year period. Cost over fair value of net assets acquired and other intangible assets is evaluated by management for impairment on an on-going basis based on the facts and circumstances related to the net assets acquired. That evaluation includes a review of current and estimated future earnings and dividend paying ability.

Earnings Per Share - While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method. For all periods, the shares issued in connection with a 1984 acquisition are considered outstanding after elimination of the Company's ownership of the shares issued in the acquisition, respectively.

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

Reclassifications - For comparative purposes, certain prior year balances have been reclassified to conform with the 1998 financial statement presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

The Company has acquired its 31.3% ownership of all outstanding BBC Common Stock at December 31, 1998 through various acquisitions and sales. Where appropriate, amounts throughout this report of all BBC share and per share amounts have been adjusted for stock splits declared by BBC. BBC's Class A Common Stock is non-voting and is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. At December 31, 1998, the Company owned 6,578,671 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock. The aggregate market value of the Company's investment in BBC at December 31, 1998 was approximately $77.1 million or approximately $2.5 million in excess of the carrying value in the financial statements. The following table reflects BFC's percentage ownership in BBC:

                             Class A       Class B
                             Common         Common         Total
                              Stock         Stock       Outstanding
                              -----         -----       -----------
December 31, 1996             35.1%         46.2%          41.5%
December 31, 1997             30.6%         45.6%          35.6%
December 31, 1998             25.1%         47.1%          31.3%

A reconciliation of the carrying value in BBC to BBC's Stockholders equity at December 31, 1998 and 1997 is as follows:


                                                   1998             1997
                                                   ----             ----
BBC stockholders' equity                       $ 240,440          207,171
Ownership percentage                               31.3%            35.6%
                                                   -----           -----
                                                  75,340           73,691
Purchase accounting adjustments                     (775)          (1,506)
                                                 -------           ------
Investment in BBC                              $  74,565           72,185
                                                 =======          =======

The acquisition of BankAtlantic has been accounted for as a purchase and accordingly, the assets and liabilities acquired have been revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during each of the years ended December 31, 1998 and 1997 by approximately $741,000 and $545,000 in 1996. Such amounts are included in equity in earnings (loss) of BBC. Assuming no sales or dispositions of the related assets or liabilities by BBC, the Company believes the net increase (decrease) in earnings resulting from the net amortization/accretion of the adjustments to net assets acquired resulting from the use of the purchase method of accounting will be remain at a similar level for 1999 and anticipates an increase in earnings from 2000 to 2003 of approximately $52,000 per year.

Excess cost over fair value of net assets acquired at December 31, 1998 and 1997, was approximately $454,000, $577,000 and $700,000, respectively. Excess cost over fair value of net assets acquired at December 31, 1998 and 1997 is included in the investment in BBC in the accompanying statements of financial condition, in addition to other unamortized purchase accounting adjustments. The excess cost over fair value of net assets acquired will be fully amortized in 2002.

In June 1998 BBC acquired Ryan, Beck & Co., Inc. ("RBCO"), an investment banking firm that is principally engaged in the underwriting, distribution and trading of tax-exempt obligations and bank and thrift equity and debt securities. BBC acquired all of RBCO's outstanding shares of common stock in exchange for shares of BBC's Class A common stock in an acquisition accounted for under the purchase method of accounting. Upon acquisition of RBCO, BBC assumed all options outstanding under RBCO's existing stock option plans, resulting in the additional issuance of options to purchase 314,145 shares of Class A Common Stock at various exercise prices based upon the exercise prices of the assumed options. The RBCO acquisition agreement provided for the establishment of an incentive and retention pool, under which shares of BBC's Class A Common Stock representing 20% of the total transaction value were allocated to key employees of RBCO. The retention pool consists of 683,362 shares of restricted Class A Common Stock, which will vest in four years to employees who remain for the period. BFC's ownership percentage of BBC as of December 31, 1998, excludes the shares of restricted Class A Common Stock.

In March 1998, BBC acquired Leasing Technology Inc. ("LTI"), a company engaged in the equipment leasing and finance business. BBC issued 718,413 shares of Class A Common Stock to acquire LTI. Upon regulatory approval, on June 30, 1998, BBC contributed LTI at its book value to BankAtlantic.

Pursuant to previously announced plans by BBC to purchase shares of its common stock, during the year ended December 31, 1998, BBC paid $10.9 million to repurchase and retire 769,500 shares of Class B Common Stock.

During the year ended December 31, 1998, BBC issued 907,319 shares of Class A Common Stock upon the conversion of $5.9 million in principal amount of BBC's 6 3/4% Convertible Subordinated Debentures due 2006.

On February 3, 1998, BBC's shareholders increased the authorized shares of BBC's Class A and Class B Common Stock to 80 million shares and 45 million shares, respectively.

The decrease in the ownership percentage at December 31, 1998 from 35.6% to 31.3% of all outstanding common stock of BBC was primarily due to BBC's issuance of Class A Common Stock to acquire RBCO and LTI. This decrease was offset in part by changes in BBC's outstanding common stock primarily due to BBC's repurchases of its shares. The decrease in the ownership percentage at December 31, 1997 from 41.5% to 35.6% of all outstanding common stock of BBC was primarily due to the issuance by BBC of 4,312,500 shares of Class A Common Stock in a public offering and the sale of 449,805 shares of BBC's Class A Common Stock by the Company. This decrease in the ownership was offset in part during the year ended December 31, 1997 by the net effect of other BBC capital transactions such as BBC's repurchase of 1,040,625 shares of Class A and 365,625 shares of Class B Common Stock, the conversion of 6 3/4% debentures into 57,252 shares of BBC Class A common and the issuance of additional shares in connection with BBC's stock option plans.

On November 25, 1997, in a dual public offering, BBC issued 4,312,500 shares of Class A Common Stock and $100.0 million of 5 5/8% convertible subordinated debentures ("5 5/8% Debentures"). The net proceeds to BBC from the sale of Class A Common Stock was $43.4 million, net of $107,000 of offering costs and from the sale of the 5 5/8% Debentures, $96.5 million, net of $3.5 million of offering costs. The 5 5/8% Debentures are convertible at an exercise price of $12.94 per share into an aggregate of 7,727,975 shares of Class A Common Stock.

During 1997, the Company sold 449,805 shares of BankAtlantic Bancorp, Inc. Class A Common Stock. Net proceeds received from these sales amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized.

In March 1997, BBC formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of BBC. In a public offering in April 1997, BBC Capital issued 2.99 million shares of Preferred Securities for proceeds of approximately $75 million. BBC Capital used the gross proceeds received from the sale of the Preferred Securities to purchase $71.8 million of 9 1/2% Junior Subordinated Debentures from BBC, which mature on June 30, 2027. The net proceeds from the sale of the Junior Subordinated Debentures were utilized as follows: $21.2 million was used by BankAtlantic to acquire St. Lucie West Holding Corp. and subsidiaries and to invest in a real estate joint venture, $12.2 million was used to repurchase BBC's Common Stock and the remaining proceeds is being utilized by BBC for general corporate purposes. St. Lucie West Holding Corp. is the developer of the master planned community of St. Lucie West, located in St.
Lucie County, Florida.

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

BBC's principal assets include the capital stock of BankAtlantic and its subsidiaries and RBCO. BBC's principal source of cash flow is dividends from BankAtlantic. BBC's annual debt service associated with its $246.9 million of 9%, 6 3/4%, 5 5/8% Debentures and Trust Preferred Securities is approximately $18 million and its estimated current annual dividends to common shareholders is $4 million. BBC also obtains funds through the exercise of stock options as previously noted, through the sale of common shares and issuance of debt securities. It is anticipated that funds for payment of these expenses will be obtained from BankAtlantic. Additionally, the ultimate repayment by BBC of its outstanding debentures may be dependent upon dividends from BankAtlantic. BBC has paid a regular quarterly dividend since its formation and management of BBC has stated its intention to pay regular quarterly cash dividends on its common stock

Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets all of its fully phased-in capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association". Upon prior notice to, and non-objection by, the OTS, a Tier 1 association may make capital distributions during a calendar year up to the greater of (1) 100% of net income for the current calendar year plus 50% of its capital surplus or (ii) 75% of its net income over the most recent four quarters. Any additional capital distributions would require prior regulatory approval.
At December 31, 1998, BankAtlantic met the definition of a Tier 1 association.

3.  SUBORDINATED DEBENTURES

During 1989 and 1991, the Company exchanged (the "Exchange Transactions") approximately $45.4 million of its subordinated unsecured debentures (the "Debentures") for all of the assets and liabilities of six affiliated limited partnerships. The major assets and liabilities of these partnerships consisted principally of commercial real estate properties and related non-recourse mortgage debt. Of the properties acquired, one property plus a 50% interest in another property is still owned by the Company at December 31, 1998 and 1997.

The Company deposited $30.6 million into escrow accounts in connection with the settlement of litigation that arose pertaining to the Exchange Transactions. All of the funding required in connection with the Exchange settlements has been provided. Payments on the settlement relating to one of the 1989 Exchange litigation settlements commenced in January 1997. Payments on all other settlements had commenced prior to that date. The final time period for filing a claim in the settlements expired in January 1998. Pursuant to terms of escrow agreements, during January 1998 approximately $2.1 million and during June 1996 approximately $3.0 million was released from escrow accounts established to fund payment on subordinated debentures that had been called. Any amounts remaining in escrow in January 2000 will be released to the Company and after that date any payments on the called debentures will be paid directly by the Company. Included in subordinated debentures at December 31, 1998, 1997 and 1996, was approximately $5.4 million, $ 5.5 million and $16.2 million, respectively, of debentures that have been called. Such debentures do not bear interest. Included in other assets at December 31, 1998, 1997 and 1996 was approximately $2.7 million, $5.0 million and $10.5 million held in escrow accounts related to a portion of these called debentures.

Initially, the amount that was to be paid under these settlements was not determined with certainty because the amount of settlement depended upon whether the class member still owned the debenture issued to them in the exchange transaction ("Class Members Still Owning Debentures") or whether the class member sold the debenture transferred to them in the exchange transaction ("Class Members No Longer Owning Debentures"). The determination of which group a debenture holder falls into was complicated by the fact that when a transfer of ownership occurs, the transfer may not be a bona fide sale transaction (i.e., involved a transfer to street name or to a family member). When a debenture is held by a Class Member Still Owning Debentures, the amount of gain recognized on that debenture is greater because the debenture and any related accrued interest is removed from the books whereas if the debenture was sold to a non class member, a settlement payment is made to the Class Member No Longer Owning the Debenture and the debenture and all related accrued interest remains on the books in the name of the current holder of the debenture. When the settlements were recorded, the gain recorded was based upon the determination that if the debenture had been transferred since issue, the debenture was classified in the group of Class Members No Longer Owning Debentures. As debentures were presented for payment, if a determination was made that the debenture belonged in the group of Class Members Still Owning Debentures, an adjustment was made and additional gain was recognized. Additionally, Class Members No Longer Owning
Debentures had a specified time period for filing a claim and as the determination of the claim amounts were made and when the time period expired an adjustment was made and additional gain was recognized. Extraordinary gains, net of income taxes of approximately $756,000 and $853,000 were recognized for the years ended December 31, 1997 and 1996, respectively, based upon claims made and paid pursuant to the settlements of litigation relating to Class Members No Longer Owning Debentures (as defined).

The components of the gain from the settlements of litigation are as follows (in thousands):

                                               For the years ended
                                                  December 31,
                                                  ------------
                                                1997        1996
                                                ----        ----
Decrease in subordinated debentures, net     $    710        872
Decrease in deferred interest on the
    subordinated debentures                       735        663
                                                -----      -----
                                                1,445      1,535
Called debenture liability                       (214)       (71)
                                                -----      ------
Pre-tax gain on settlement of litigation        1,231      1,464
Income taxes                                      475        611
                                                -----      -----
Net gain on settlements of litigation        $    756        853
                                                =====      =====

For financial statement purposes, the Debentures in the 1991 and 1989 Exchange Transactions have been discounted to yield 19% and 12%, respectively, over their term. The interest on the debentures in the 1991 and 1989 Exchange Transactions is 13% and 12%, respectively per annum. As a result of the litigation settlements, the Company's obligation to pay interest on debentures is limited to only those debentures held by persons that acquired debentures in an arms length transaction prior to the date on which the settlements were reached ("Holders in Due Course"), or debentures held by persons that opted out of the litigation. Pursuant to the terms of the debentures, the Company may elect to defer interest payments on its subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Any interest not paid quarterly by the Company ("Deferred Interest") will accrue interest at the same rate as the Debentures until paid. Items considered in the decision to defer the interest payment would include, among other items, the ability to identify which debentures are held by Holders in Due Course and current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures. The deferred interest on the subordinated debentures at December 31, 1998 and 1997 was approximately $2.2 million and $2.1 million, respectively. No dividends may be paid to the holders of any equity securities of the Company while any deferred interest remains unpaid.

During the year ended December 31, 1998, the Company reacquired approximately $603,000 of debentures and accrued interest for approximately $503,000 resulting in a gain of approximately $100,000. Such gain is reflected as an extraordinary item, net of income taxes of $39,000 in the accompanying financial statements. During the year ended December 31, 1997, the Company reacquired approximately $1,147,000 of debentures and accrued interest for approximately $960,000, resulting in a gain of approximately $187,000. Such gain is reflected as an extraordinary item, net of income taxes of $72,000 in the accompanying financial statements.

4.  SECURITIES AVAILABLE FOR SALE

The composition of securities available for sale at December 31, 1998 and 1997 is as follows (in thousands):


                                                 1998              1997
                                                 ----              ----
U.S. Treasury Bills                         $   1,802             1,072
Investment in preferred stock                     343               343
Other                                              73                63
                                                -----            ------
                                            $   2,218             1,478
                                                =====             =====


5.  MORTGAGE NOTES AND RELATED RECEIVABLES - NET

Mortgage notes and related receivables as of December 31, 1998 and 1997 are summarized below (in thousands):


                                                 1998              1997
                                                 ----              ----
Originating from:
 Investment properties                      $   3,375             3,533
   Less: Principally, deferred profit            (863)             (902)
   Allowance for impairment                      (772)             (772)
                                               ------            ------
Total                                       $   1,740             1,859
                                                =====             =====

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

                                                  1996
                                                  ----
  Mortgage receivables                        $  1,328
  Less: Principally, deferred profit              (947)
        Valuation allowance                       (162)
                                                   219
 Investment in limited partnerships, net           255
                                                  ----
   Net loss                                   $    474
                                                  ====

During 1996, the Company received approximately $1.7 million resulting from the satisfaction of loans due from affiliated limited partnerships upon the sale of the partnerships' properties. Also, during 1996 approximately $1.1 million was received for a loan due from an unaffiliated third party.

6.  INVESTMENT REAL ESTATE

Investment real estate consists of the following (in thousands):

                                          December 31,
                                          ------------
                                       1998          1997
                                       ----          ----
Land                               $   1,031         1,062
Buildings and improvements            10,203        10,424
Other real estate                         86         3,257
                                    --------       -------
                                      11,320        14,743
Less:
 Accumulated depreciation              4,431         3,998
 Deferred profit                         717         1,045
                                    --------       -------
                                       5,148         5,043
                                     -------       -------
                                   $   6,172         9,700
                                      ======        ======

In October 1998, the Company sold approximately 15,000 square feet of the BMOC property to an unaffiliated third party for $500,000 and the Company recognized a net gain from the sale of real estate of approximately $301,000.

An unaffiliated tenant contaminated certain property formerly owned by BFC. The tenant, while contractually responsible for the cleanup of the contamination, refused to do so. BFC, therefore, conducted the cleanup and sought to collect the cleanup costs from the tenant. An aggregate of approximately $898,000 of costs and attorneys' fees relating to this matter had been recorded by BFC as a receivable. In July 1996, approximately $1.1 million was received as payment for costs incurred by BFC. Based on such receipt, a net gain of approximately $211,000 was recognized during 1996 relating to this matter.

7.  REAL ESTATE HELD FOR DEVELOPMENT AND SALE

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after interest earned by the Company on advances made by the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction, which is included in cost of sale of real estate. As part of the sale of the Cypress Creek property, the Company received a limited partnership interest in an unaffiliated limited partnership that will entitle it to receive approximately 4.5% of any profits from development and operation of the property. In January 1999, the Company received approximately $259,000 when the limited partnership was liquidated. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 1998, 42 acres had been sold from the Center Port property to unaffiliated third parties for approximately $11.7 million and the Company recognized net gains from the sale of real estate of approximately $2.8 million. Included in cost of sales is approximately $2.0 million, representing the Abdo Group's profit participation from the transactions. All proceeds from the sale were utilized to reduce the borrowing for which the Center Port property serves as partial collateral. The current balance on this borrowing is approximately $1,000. Payment of profit participation to the Abdo Group will be deferred until the lender and the Company are repaid on loans, advances and interest. The remainder of the Center Port property is currently being marketed for sale.

8.  MORTGAGES PAYABLE AND OTHER BORROWINGS

Mortgages payable and other borrowings at December 31, 1998 and 1997 are summarized as follows (in thousands):

     Approximate                                              December 31,
     Type of Debt           Maturity    Interest Rate       1998        1997
     ------------           --------    -------------       ----        ----
     Related to mortgage
       receivables          1999-2010    6% - 9.75%     $   1,434     1,633
     Related to real estate 1999-2007   9.20%- Prime
                                          plus 1.5%         8,999    19,460
     Other borrowings         1999       Prime-Prime
                                           plus 1%            351     1,850
                                                          -------    ------
                                                        $  10,784    22,943
                                                           ======    ======

All mortgage payables and other borrowings above are from unaffiliated parties. Included in other borrowings at December 31, 1998 and 1997 is approximately $351,000 and $1.8 million, respectively, due to financial institutions.

The Company in 1996 sold a 50% interest in the Delray Industrial Park, located in Delray Beach, Florida. Since the Company was the sole maker on the non-recourse mortgage note on the property and since the Company maintained a 50% interest in the subject property, the gain on the sale of approximately $632,000 was deferred, reducing the Company's carrying value in real estate and the mortgage remained on the Company's books. During May 1998, the property was refinanced with the other 50% owner also liable under the note. At that time, the Company recognized 50% of the deferred profit on the transaction, and removed the mortgage from the Company's books. The remaining investment in the property is included in investment real estate using the equity method of accounting.

On October 29, 1996, a balloon payment of approximately $9.4 million was due on the mortgage note that was secured by the Burlington Manufacturers Outlet Center. Such payment was not made and the Company entered into an agreement for forbearance and an extension agreement, which extended the maturity through April 1997. In April 1997, new financing was obtained from an unaffiliated lender and the previous mortgage note was satisfied. The principal amount of the new financing was approximately $9.1 million, the note bears interest at a rate of 9.2% per annum, requires monthly payments of $77,992 and matures on May 1, 2007. Upon satisfaction of the previous mortgage note, the Company recognized an extraordinary gain of approximately $181,000 from debt restructuring, net of income taxes.

In August 1997, a $3.5 million note due in September 1999 was converted to a revolving line of credit, requiring only interest payments at prime plus 1% and a maximum amount of $2,857,600. At December 31, 1998 and 1997 the balance due on the revolving line of credit was $350,000 and $1.8 million, respectively.

In December 1994, the Company established a broker line of credit in the amount of $850,000 which is currently collateralized by 170,000 shares of BankAtlantic Bancorp, Inc. Class B Common Stock. At December 31, 1998, the outstanding balance on the above line was zero.

At December 31, 1998 the aggregate principal amount of the above indebtedness maturing in each of the next five years is approximately as follows (in thousands):

             Year ended
             December 31,              Amount
             ------------              ------
                1999                 $    612
                2000                      281
                2001                      307
                2002                      325
                2003                      246
                Thereafter              9,013
                                       ------
                                     $ 10,784
                                       ======

The majority of the Company's marketable securities, mortgage receivables, real estate held for development and sale and investment real estate, net are as to real estate and marketable securities, encumbered by, or, as to mortgages receivable, subordinate to mortgages payable and other debt. In the aggregate, approximately 10.4% of the shares of common stock of BBC owned by BFC are pledged as collateral on mortgages payable and other borrowings.

9. INCOME TAXES

The provision for income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of the following (in thousands):

                                Year Ended December 31,
                                -----------------------
                            1998         1997          1996
                            ----         ----          ----
     Current:
         Federal       $      90            -          (124)
         State                 -            -            15
                           -----        -----         -----
                              90            -          (109)
                           -----        -----         -----
     Deferred :
         Federal            (394)       3,621         2,598
         State               (64)         601           435
                           -----        -----         -----
                            (458)       4,222         3,033
                           -----        -----         -----
         Total         $    (368)       4,222         2,924
                           =====        =====         =====

For the years ended  December 31,  1998,  1997 and 1996,  deferred  income taxes
applicable  to  extraordinary   items  were  $39,000,   $661,000  and  $611,000,
respectively.

A reconciliation from the statutory federal income tax rate of 35% for the years ended December 31, 1998, 1997and 1996 to the effective tax rate is as follows (in thousands):


                                           Year ended December 31,
                                           -----------------------
                                      1998(1)      1997(1)      1996(1)
                                      Amount       Amount       Amount
                                      ------       ------       ------
         Expected tax
          expense (benefit)              (17)       4,546        3,144
         Provision (benefit) for
          state taxes net of
          federal benefit                (42)         410          321
         Dividend received
          deduction                     (333)        (287)        (272)
         Other, net                       24         (447)        (269)
                                       -----        -----        -----
                                        (368)       4,222        2,924
                                       =====        =====        =====

----------
     (1) Expected tax is computed based upon income (loss) before extraordinary items.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and tax liabilities at December 31, 1998, 1997 and 1996 were (in thousands):

                                                          December 31,
                                                          ------------
                                                    1998      1997      1996
                                                    ----      ----      ----
   Deferred tax assets:
        Mortgages receivable                      $   283       284       287
        Litigation accruals                          --        --       1,571
        Other liabilities                             118       134       106
        Other assets                                   74        53        10
        Alternative minimum tax credit                 66      --        --
        Net operating loss carryforwards            5,649     6,945     6,215
                                                   ------    ------    ------
         Total gross deferred tax assets            6,190     7,416     8,189
        Less:
            Valuation allowance                      --        --        --
                                                   ------    ------    ------
                Deferred tax assets after
                valuation allowance                 6,190     7,416     8,189
   Deferred tax liabilities:
        Real estate, net                              722     1,353     1,496
        Investment in BBC                          18,574    17,656    11,763
        Subordinated Debentures                       100       118       207
                                                   ------    ------    ------
         Total gross deferred tax liabilities      19,396    19,127    13,466
                                                   ------    ------    ------
   Net deferred tax liability                     $13,206    11,711     5,277
                                                   ======    ======    ======

The Company believes it will utilize its deferred tax assets through taxable income generated in future years by the reversal of deferred tax liabilities existing as of December 31, 1998.

At December 31, 1998, the Company had estimated state and federal net operating loss carry forwards as follows (in thousands):

                Expiration
                   Year            State        Federal
                   ----            -----        -------
                   2005          $  1,303           --
                   2006             2,001         1,309
                   2007             4,235         7,199
                   2008             2,332         3,322
                   2011             1,662         1,831
                   2012               669           984
                                 --------        ------
                                 $ 12,202        14,645
                                 ========        ======

The Company received income tax refunds of approximately $70,000 and $16,000 during the years ended December 31, 1997 and 1996, respectively, and none in 1998. The Company made income tax payments of approximately $62,000 and $122,000 during the years ended December 31, 1998 and 1996, respectively and none in 1997. BBC is not included in the Company's consolidated tax return.

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

On January 10, 1997, the Board of Directors of BFC Financial Corporation adopted a Shareholder Rights Plan. As part of the Rights Plan, the Company declared a dividend distribution of one preferred stock purchase right (the "Right") for each outstanding share of BFC's Class B Common Stock to shareholders of record on January 21, 1997. Each Right will become exercisable only upon the occurrence of certain events, including the acquisition of 20% or more of BFC's Class B Common Stock by persons other than the existing control shareholders (as specified in the Rights Plan), and will entitle the holder to purchase either BFC stock or shares in the acquiring entity at half the market price of such shares. The Rights may be redeemed by the Board of Directors at $.01 per Right until the tenth day following the acquisition of 20% or more of BFC's Class B Common Stock by persons other than the existing controlling shareholders. The Board may also, in its discretion, extend the period for redemption.
The Rights will expire on January 10, 2007.

11. EARNINGS ON RENTAL REAL ESTATE OPERATIONS, NET

Following are the components of earnings on real estate rental operations, net for each of the years in the three year period ended December 31, 1998 (in thousands):

                                                    Year ended December 31,
                                                    -----------------------
                                                 1998         1997         1996
                                                 ----         ----         ----
Operations from
 investment real estate (see note 6)        $     939          989         1,151
Deferred profit recognized                         40           45           152
                                                 ----         ----         -----

                                            $     979        1,034         1,303
                                                =====        =====         =====

12.  RELATED PARTY TRANSACTIONS

Related party transactions arise from transactions with affiliated entities. In addition to transactions described in notes elsewhere herein, a summary of originating related party transactions is as follows (in thousands):

                                               Year ended December 31,
                                               -----------------------
                                               1998     1997     1996
                                               ----     ----     ----
           Property management fee revenue      $ 9       10       90
                                                ===      ===      ===

           Reimbursement revenue for
             administrative, accounting
             and legal services                 $41       52      121
                                                ===      ===      ===

The Company has a 49.5% interest and affiliates and third parties have a 50.5% interest in a limited partnership formed in 1979, for which the Company's Chairman serves as the individual General Partner. The partnership's primary asset is real estate subject to net lease agreements. The Company's cost for this investment, approximately $441,000, was written off in 1990 due to the bankruptcy of the entity leasing the real estate. Any recovery will be recognized in income when received. In March 1999, the partnership sold 31 of the 34 convenience stores that it owned resulting in a net gain to the Company of approximately $200,000 that will be recognized during the first quarter of 1999.

Included in other assets at December 31, 1998, 1997 and 1996 was approximately $202,000, $158,000 and $125,000 respectively due from affiliates.

Alan B. Levan, President and Chairman of the Board of the Company also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. and BankAtlantic.

John E. Abdo, Vice Chairman of the Board of the Company also serves as Vice Chairman of the Board of Directors of BBC and BankAtlantic and is a director and President of BankAtlantic Development Corporation ("BDC"), a wholly owned subsidiary of BankAtlantic.

Glen R. Gilbert, Executive Vice President of the Company also serves as a director and Vice President of BDC.

Florida Partners Corporation owns 133,314 shares of the Company's Class B Common Stock and 366,615 shares of the Company's Class A Common Stock. Alan B. Levan is the principal shareholder and a member of the Board of Florida Partners Corporation. Glen R. Gilbert, Executive Vice President and Secretary of the Company holds similar positions at Florida Partners Corporation.

The trustee for the escrow account with respect to the called debenture liability maintains such account at BankAtlantic.

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

                                               Class B
                                              Outstanding
                                                Options         Price per Share
                                               ---------        ---------------
  Outstanding at December 31, 1995             1,631,250        1.13  to   1.32
  Exercised                                      (82,497)       1.20  to   1.32
                                               ---------
  Outstanding at December 31, 1996             1,548,753        1.13  to   1.32
  Issued                                         918,750        4.07  to   4.47
  Exercised                                      (72,096)       1.13  to   1.32
                                               ---------
  Outstanding at December 31, 1997             2,395,407        1.13  to   4.47
  Issued                                         532,500       10.33  to  10.33
  Exercised                                       (8,500)       4.07  to   4.07
                                               ---------
  Outstanding at December 31, 1998             2,919,407        1.13  to  10.33
                                               =========
  Exercisable at December 31, 1998             2,193,782        1.13  to   4.47
                                               =========
  Available for grant at December 31, 1998       725,625
                                               =========

The weighted average exercise price of options outstanding at December 31, 1998, 1997 and 1996 was $3.90, $2.47 and $1.28, respectively. The weighted average price of options exercised was $4.07, $1.24 and $1.27 during the years 1998, 1997 and 1996, respectively.

The adoption of FAS 123 under the fair value based method would have increased compensation expense by approximately $3,099,000, $1,066,000 and $138,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The effect of FAS 123 under the fair value based method would have affected net income and earnings per share as follows:

                                               For the Year Ended December 31,
                                               -------------------------------
                                             1998          1997         1996
                                             ----          ----         ----
      Net income:
         As reported                   $       380         9,818        6,911
         Proforma                           (1,441)        9,164        6,826
      Basic earnings per share:
         As reported                           .05          1.23          .89
         Proforma                             (.18)         1.15          .87
      Diluted earnings per share:
         As reported                           .04          1.12          .83
         Proforma                             (.16)         1.05          .82

The option model used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

                 Number of                                    Risk Free     Expected                Expected
     Date of      Options   Grant Date   Type of   Exercise   Interest        Life      Expected    Dividend
      Grant       Granted   Fair Value    Grant      Price      Rate         (Years)   Volatility     Yield
      -----       -------   ----------    -----      -----      ----          -----    ----------     -----
     2/7/95       750,000     $0.878       NQ       $ 1.247    7.143%           8        74.81%        0%
     2/7/95       37,500      $0.878       ISO      $ 1.133    7.143%           6        74.81%        0%
     7/1/97       49,176      $1.623       ISO      $ 4.067    5.800%           6        27.40%        0%
     7/1/97       119,574     $1.849       NQ       $ 4.067    5.820%          7.5       27.40%        0%
     7/1/97       750,000     $1.703       NQ       $ 4.467    5.820%          7.5       27.40%        0%
     1/13/98      532,500     $5.873        *       $10.334    5.530%          7.5       44.46%        0%

----------
     *    both non-qualified and incentive stock option were granted.

The employee turnover was considered to be none. The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1995 was $5.87, $1.71 and $0.87, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                              Options Outstanding                                   Options Exercisable
          ---------------------------------------------------------             --------------------------
                                             Weighted
                            Number            Average         Weighted           Number          Weighted
          Range of        Outstanding        Remaining         Average         Exercisable        Average
       Exercise Prices    at 12/31/98    Contractual Life  Exercise Price      at 12/31/98    Exercise Price
       ---------------    -----------    ----------------  --------------      -----------    --------------
       $1.13 to $1.32      1,476,657         5.6 Years         $1.28           1,476,657           $1.28
       $4.07 to $4.47        910,250         8.4 Years         $4.40             450,875           $4.40
      $10.34 to $10.34       532,500         9.0 Years        $10.34             266,250          $10.34

The Company has an employee's profit-sharing plan which provides for contributions to a fund of a sum as defined, but not to exceed the amount permitted under the Internal Revenue Service Code as deductible expense. The provision charged to operations was approximately $20,000 for the year ended December 31, 1998 and $10,000 for each of the years ended December 31, 1997 and 1996, respectively. Contributions are funded on a current basis.

14.  LITIGATION

The following is a description of certain lawsuits to which the Company is or has been a party.

Alan B. Levan and BFC Financial Corporation v. Capital Cities/ABC, Inc. and William H. Wilson, in the United States District Court for the Southern District of Florida, Case No. 92-325-Civ-Atkins. On November 29, 1991, The ABC television program 20/20 broadcast a story about Alan B. Levan and BFC which purportedly depicted some securities transactions in which they were involved. The story contained numerous false and defamatory statements about the Company and Mr. Levan and on February 7, 1992, a defamation lawsuit was filed on behalf of the Company and Mr. Levan against Capital Cities/ABC, Inc. and William H. Wilson, the producer of the broadcast. In December 1996, a jury found in favor of the Company and Mr. Levan and awarded a compensatory judgment of $1.25 million to the Company and $8.75 million to Mr. Levan. Capital Cities/ABC, Inc. and William
H. Wilson have filed an appeal in this matter. That appeal is currently pending. The Company will recognize such amount, less applicable attorneys' fees, in income upon receipt.

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

15.  QUARTERLY FINANCIAL INFORMATION (unaudited)

Following is quarterly financial information for the years ended December 31, 1998, 1997 and 1996 (in thousands, except per share data):

                                            1998 Quarter Ended
                                            ------------------
                                    Mar 31, Jun 30,  Sep 30,  Dec 31, Total
                                    ------  -------  -------  ------- -----
Revenues                            $2,431   6,400   1,953    1,874   12,658
Costs and expenses                   1,129   3,645   4,067    3,866   12,707
Income (loss) before
  extraordinary item                   991   1,753  (1,196)  (1,229)     319
Net income (loss)                      991   1,770  (1,152)  (1,229)     380
                                    ======  ======  ======   ======   ======

Basic earnings (loss) per share:
  Before extraordinary items           .13     .22    (.15)    (.15)     .04
  Extraordinary items                 --      --       .01     --        .01
                                    ------  ------  ------   ------   ------
  Net income (loss)                    .13     .22    (.14)    (.15)     .05
                                    ======  ======  ======   ======   ======


Diluted earnings (loss) per share:
  Before extraordinary items           .11     .19    (.13)    (.14)     .04
  Extraordinary items                 --      --      --       --       --
                                    ------  ------  ------   ------   ------
  Net income (loss)                    .11     .19    (.13)    (.14)     .04
                                    ======  ======  ======   ======   ======

Basic weighted average number of
 common shares outstanding           7,949   7,952   7,957    7,957    7,954
                                    ======  ======  ======   ======   ======

Diluted weighted average number of
 common shares outstanding           9,252   9,161   9,049    8,972    9,101
                                    ======  ======  ======   ======   ======

During the three month periods ended June 30, 1998, September 30, 1998 and December 31, 1998, the Company sold approximately 18 acres, 17 acres and 3 acres of the Center Port property to unaffiliated third parties for approximately $3.4 million, $4.4 million and $3.1 million, respectively. The Company recognized a net gain from the sale of real estate of approximately $1.0 million, $1.3 million and $267,000 for the three month periods ended June 30, 1998, September 30, 1998 and December 31, 1998, respectively.

Operations for the quarter ended June 30, 1998 and September 30, 1998 included extraordinary gains of approximately $17,000 and $44,000, respectively, net of income taxes due to extinguishment of debt.

                                               1997 Quarter Ended
                                               ------------------
                                       Mar 31, Jun 30,  Sep 30,  Dec 31, Total
                                       ------- -------  -------  ------- -----
Revenues                               $3,868    4,488    4,068   3,930   16,354
Costs and expenses                      1,422     (884)   1,828   1,000    3,366
Income before extraordinary item        2,156    3,125    1,734   1,751    8,766
Net income                              2,273    3,789    1,941   1,815    9,818
                                       ======   ======    =====   =====   ======

Basic earnings per share:
  Before extraordinary items              .27      .39      .22     .22     1.10
  Extraordinary items                     .01      .08      .03     .01      .13
  Net income                              .28      .47      .25     .23     1.23
                                       ======   ======    =====   =====   ======

Diluted earnings per share:
  Before extraordinary items              .25      .37      .20     .19     1.00
  Extraordinary items                     .01      .08      .02     .01      .12
                                       ------   ------    -----   -----   ------
  Net income                              .26      .45      .22     .20     1.12
                                       ======   ======    =====   =====   ======

Basic weighted average number of
 common shares outstanding              7,906    7,949    7,949   7,949    7,938
                                       ======   ======    =====   =====   ======

Diluted weighted average number of
 common shares outstanding              8,513    8,559    8,790   9,079    8,731
                                       ======   ======    =====   =====   ======

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

During the first, second, third and fourth quarter of 1997, the Company recognized extraordinary gains net of deferred income taxes of approximately $117,000, $483,000, $92,000 and $64,000, respectively related to revising the estimate of the amounts to be paid regarding the Exchange Transactions.

                                              1996 Quarter Ended
                                              ------------------
                                       Mar 31, Jun 30,  Sep 30,  Dec 31, Total
                                       ------ --------  -------  ------- -----
Revenues                              $12,664    3,027    1,532   4,438   21,661
Costs and expenses                      8,121    1,664    1,573   1,321   12,679
Income (loss) before
  extraordinary item                    3,069    1,531      (41)  1,499    6,058
Net income (loss)                       3,818    1,537      (41)  1,597    6,911
                                       ======   ======    =====   =====   ======


Basic earnings per share:
  Before extraordinary items              .39      .20     (.01)    .19      .78
  Extraordinary items                     .10     --       --       .01      .11
                                       ------   ------    -----   -----   ------
  Net income                              .49      .20     (.01)    .20      .89
                                       ======   ======    =====   =====   ======

Diluted earnings per share:
  Before extraordinary items              .38      .18     --       .18      .73
  Extraordinary items                     .09     --       --       .01      .10
                                       ------   ------    -----   -----   ------
  Net income                              .47      .18     --       .19      .83
                                       ======   ======    =====   =====   ======

Basic weighted average number of
 common shares outstanding              7,794    7,794    7,797   7,858    7,811
                                       ======   ======    =====   =====   ======

Diluted weighted average number of
 common shares outstanding              8,182    8,288    8,328   8,490    8,347
                                       ======   ======    =====   =====   ======

During the first, second and fourth quarter of 1996, the Company recognized extraordinary gains of approximately $749,000, $6,000 and $98,000, respectively, related to revising the estimate of the amounts to be paid regarding the Exchange Transactions. In March 1996, Cypress Creek was sold to an unaffiliated third party for approximately $9.7 million. The cost of sale was approximately $6.4 million.

16. Consolidated Statements of Cash Flows

In addition to the non-cash investing and financing activities described elsewhere herein, other non-cash investing and financing activities are as follows:


                                                         Year Ended December 31,
                                                         -----------------------
                                                        1998     1997      1996
                                                        ----     ----      ----

The net gains associated with the settlements of
 litigation, net of income taxes                         --        756      853
                                                        =====   ======   ======
The change in stockholders' equity resulting from
 the Company's proportionate share of BBC's net
 unrealized appreciation on securities available
 for sale, less related deferred income taxes             539      (53)  (2,328)
                                                        =====   ======   ======
Net gain from extinguishment of debt,
 net of income taxes                                       61      115     --
                                                        =====   ======   ======
Net gain on debt restructuring,
 net of income taxes                                     --        181     --
                                                        =====   ======   ======
Transfers from escrow accounts to reflect payments
 on subordinated debentures                               306   10,930      537
                                                        =====   ======   ======
Net effect of  BBC capital transactions,
 net of income taxes                                    2,510    2,759      939
                                                        =====   ======   ======
Loss on disposition of mortgage notes
 and investment, net                                     --       --        474
                                                        =====   ======   ======
Conversion of mortgage receivable to an
 equity interest in an affiliated partnership            --        184     --
                                                        =====   ======   ======
Increase in equity for the tax effect related to
 the exercise of employee stock options                    25       65       77
                                                        =====   ======   ======
Deferred profit recognized                                316     --       --
                                                        =====   ======   ======
BBC dividends on common stock
 declared and paid in subsequent period                   303      288      227
                                                        =====   ======   ======
Interest paid on borrowings                             1,444    2,073    2,396
                                                        =====   ======   ======

17. Estimated Fair Value of Financial Instruments

The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS 107) issued by the FASB.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The Company's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates. Due to the lack of an active trading market on the subordinated debentures, fair value is presumed to equal carrying value.

The following table presents information for the Company's financial instruments as of December 31, 1998 and 1997 (in thousands):

                                          December 31, 1998   December 31, 1997
                                          -----------------   -----------------
                                          Carrying    Fair     Carrying    Fair
                                            Value     Value     Amount    Value
                                            -----     -----     ------    -----
Financial assets:
 Cash and cash equivalents                 $   655       655       604       604
 Investment in BBC                          74,565    77,096    72,185   151,192
 Securities available for sale               2,218     2,218     1,478     1,478
 Mortgage notes and related
  receivables, net                           1,740     1,740     1,859     1,859
 Escrow for called debentures                2,738     2,738     5,033     5,033

Financial liabilities:
 Mortgage payables and other
  borrowings                                10,784    10,784    22,943    22,943
 Subordinated debentures, net                6,736     6,736     7,263     7,263
 Deferred interest on debentures             2,217     2,217     2,106     2,106

18. Earnings Per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three year period ended December 31, 1998 (in thousands, except per share data):

                                                        Year Ended December 31,
                                                        -----------------------
                                                       1998      1997      1996
                                                       ----      ----      ----
Basic Numerator:
Net income                                            $  380     9,818     6,911
                                                      ======    ======    ======

Basic Denominator
Weighted average shares outstanding (3)                7,954     7,938     7,811
                                                      ======    ======    ======

Basic earnings per share                              $  .05      1.23       .89
                                                      ======    ======    ======

Diluted Numerator:
Dilutive net income                                   $  380     9,818     6,911
                                                      ======    ======    ======

Diluted Denominator
Basic weighted average shares outstanding (3)          7,954     7,938     7,811
Options (2)                                            1,147       793       536
                                                      ------    ------    ------
Diluted weighted average shares outstanding            9,101     8,731     8,347
                                                      ======    ======    ======

Diluted earnings per share                            $  .04      1.12       .83
                                                      ======    ======    ======

(1) Prior to 1997 there were no Class A common shares outstanding. All shares outstanding prior to 1997 were Class B common shares. While the Company has two classes of common stock outstanding, the two-class method is not presented because the company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.
(2) The number of options considered outstanding shares for diluted earnings per share is based upon application of the treasury stock method to the options outstanding as of the end of the period.
(3) I.R.E. Realty Advisory Group, Inc. ("RAG") owns 1,375,000 of BFC Financial Corporation's Class A Common Stock and 500,000 shares of BFC Financial Corporation Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 624,938 shares of Class A Common Stock and 227,500 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share.

19.      Segment Reporting

The Company has three reportable segments:

          o    Investment in BBC
          o    Real estate operations
          o    Other


Investment in BBC consist of the Company's ownership interest in the common stock of BBC. The Company's ownership position is carried on the equity method and as of December 31, 1998, 1997 and 1996 the Company's ownership in BBC was approximately 31.3%, 35.6% and 41.5% of all of the outstanding BBC Common Stock. In addition to its investment in BBC, the Company owns and manages real estate, included in the Consolidated Statements of Financial Condition as investment real estate, net and real estate held for development and sale. Investment real estate, net includes the BMOC property and a 50% interest in the Delray property. The real estate held for development and sale includes land held for development and land held for sale for the Center Port property, which the Company owns an interest of 50%. Real estate operations also includes mortgage notes receivables which relate to the sale of properties previously owned by the Company. Other segments includes securities available for sale, repurchase agreements and escrow accounts related to a portion of called debentures.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company evaluates segment performance based on its operating profit (loss) before tax and overhead allocations. The table below is segment information for the three years ended December 31, 1998, 1997 and 1996:


                                                                 Real
                                                 Investment     Estate
1998                                               in BBC     Operations   Other    Eliminations  Consolidated
                                                   ------     ----------   -----    ------------  ------------
 Total revenues                              $     (1,397)     13,675      243           137         12,658
                                                   ======      ======      ===           ===         ======
 Operating profit (loss)                     $     (1,397)      3,821       59           137          2,620
                                                   ======      ======      ===           ===
  Interest on subordinated debentures                                                                  (492)
  Interest on mortgages payable
   and other borrowings                                                                                (159)
  Employee compensation and benefits                                                                 (1,190)
  Occupancy and equipment                                                                               (50)
  General and administrative, net                                                                      (778)
                                                                                                      -----
 Loss before income taxes
   and extraordinary items                                                                            $ (49)
                                                                                                     ======

 Identifiable assets at December 31, 1998    $     74,565      10,522    5,366             -         90,453
                                                   ======      ======    =====           ===
 Corporate assets                                                                                       804
                                                                                                      ------
 Total assets at December 31, 1998                                                                  $ 91,257
                                                                                                      ======

                                                                 Real
                                                 Investment     Estate
1997                                               in BBC     Operations   Other    Eliminations  Consolidated
                                                   ------     ----------   -----    ------------  ------------
 Total revenues                              $     13,478        2,103      642           131         16,354
                                                   ======        =====      ===           ===         ======
 Operating profit (loss)                     $     13,478         (407)     642           131         13,844
                                                   ======       ======      ===           ===
  Interest on subordinated debentures                                                                   (723)
  Interest on mortgages payable
   and other borrowings                                                                                 (248)
  Reversal of provision for litigation                                                                 2,272
  Employee compensation and benefits                                                                  (1,153)
  Occupancy and equipment                                                                                (40)
  General and administrative, net                                                                       (964)
                                                                                                      ------
 Income before income taxes
   and extraordinary items                                                                          $ 12,988
                                                                                                      ======

 Identifiable assets at December 31, 1997    $     72,185      18,989    6,886             -          98,060
                                                   ======      ======    =====           ===
 Corporate assets                                                                                        811
                                                                                                      ------
 Total assets at December 31, 1997                                                                  $ 98,871
                                                                                                      ======


                                                                Real
                                                 Investment     Estate
1996                                               in BBC     Operations   Other    Eliminations  Consolidated
                                                   -------   ------------ -------  -------------  ------------
 Total revenues                              $      8,650      11,708    1,169           134          21,661
                                                   ======      ======    =====           ===          ======
 Operating profit                            $      8,650       2,585    1,169           134          12,538
                                                   ======      ======    =====           ===
  Interest on subordinated debentures                                                                 (1,238)
  Interest on mortgages payable
   and other borrowings                                                                                 (321)
  Reversal of provision for litigation                                                                   292
  Employee compensation and benefits                                                                  (1,153)
  Occupancy and equipment                                                                                (44)
  General and administrative, net                                                                     (1,092)
                                                                                                      ------
 Income before income taxes
   and extraordinary items                                                                           $ 8,982
                                                                                                      ======

 Identifiable assets at December 31, 1996    $     59,039      19,686   18,497             -          97,222
                                                   ======      ======    =====           ===
 Corporate assets                                                                                      1,619
                                                                                                      ------
 Total assets at December 31, 1996                                                                  $ 98,841
                                                                                                      ======

20.      Subsequent Event

On February 11, 1999, BFC Financial Corporation filed a Form S-1 registration statement with the Securities and Exchange Commission. The registration statement would register approximately 1,000,000 shares of Class A Common Stock and approximately $15,000,000 of subordinated debentures. The net proceeds from the Offerings will be used to redeem the Company's outstanding unsecured subordinated debentures including the payment of deferred interest thereon (totaling approximately $4.0 million). The Company intends to use the balance of the net proceeds from the offerings for the acquisition of additional shares in affiliated companies, for investments in the securities of publicly-traded or privately held companies and for general corporate purposes.

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

Item 14 (d), financial statements of subsidiaries not consolidated and fifty percent or less owned persons, is incorporated by reference to the annual report on Form 10-K of BankAtlantic Bancorp, Inc. for the fiscal year end December 31, 1998, Commission File Number 34-027228, filed with the Securities and Exchange Commission.

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

(a)-3  Index to Exhibits

3.1 Articles of Incorporation, as amended and restated - See Exhibit 3.1 of Registrant's Registration Statement on Form 8-A filed October 16, 1997.

3.2 By-laws - See Exhibit (3.1) of Registrant's Registration Statement on Form 8-A filed October 16, 1997.

10.1 BFC Financial Corporation Stock Option Plan - See Exhibit A to Registrant's Definitive Proxy Statement filed September 24, 1997.

12 Statement re computation of ratios - Ratio of earnings to fixed charges - attached as Exhibit 12.

21   Subsidiaries of the registrant:

                                                            State of
                   Name                                   Organization
      ----------------------------------                  ------------
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

23   Consent of KPMG LLP - Attached as Exhibit 23

27   Financial data schedule for the year ended December 31, 1998. - Attached as
     Exhibit 27.

99 Financial Statements of Significant Subsidiary - See Annual Report on Form 10-K of BankAtlantic Bancorp, Inc. for the fiscal year end December 31, 1998, Commission File Number 34-027228, filed with the Securities and Exchange Commission.


(b)  Reports on Form 8-K

          None

(c)  Exhibits - See 14(a) - 3 above.

(d) Financial statements of subsidiaries not consolidated and fifty percent or less owned persons:

          Annual report on Form 10-K for the fiscal year end December 31, 1998 of BankAtlantic Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION
Registrant



By:  /S/ Alan B. Levan                                             March 2, 1999
     -----------------------------------
     Alan B. Levan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ Alan B. Levan                                                  March 2, 1999
----------------------------------------
ALAN B. LEVAN, Director and
   Principal Executive Officer



/S/ Glen R. Gilbert                                                March 2, 1999
----------------------------------------
GLEN R. GILBERT, Chief Financial Officer



 /S/ John E. Abdo                                                  March 2, 1999
----------------------------------------
JOHN E. ABDO, Director



/S/ Earl Pertnoy                                                   March 2, 1999
----------------------------------------
EARL PERTNOY, Director



/S/ Carl E.B. McKenry, Jr.                                         March 2, 1999
----------------------------------------
CARL E. B. McKENRY, JR., Director

                                                                      Exhibit 12
                            BFC Financial Corporation
                Calculation of Ratio of Earnings to Fixed Charges
                                 (In thousands)


                                            Year ended December 31,
                                            -----------------------
                                 1998      1997      1996      1995      1994
                                 ----      ----      ----      ----      ----
Fixed charges:
  Interest                     $ 1,912     2,719     3,634     4,574     8,276
                               -------   -------   -------   -------   -------
                                 1,912     2,719     3,634     4,574     8,276
                               =======   =======   =======   =======   =======

Earnings (loss):
  Pretax earnings (loss)
   before extraordinary items      (49)   12,988     8,982     4,230     2,913
  Eliminate BBC/BankAtlantic     1,397   (12,129)   (8,650)   (8,419)   (8,040)
  BBC/BankAtlantic dividends     1,187     1,025       883       819       753
  Fixed charges                  1,912     2,719     3,634     4,574     8,276
                               -------   -------   -------   -------   -------
                               $ 4,447     4,603     4,849     1,204     3,902
                               =======   =======   =======   =======   =======


Ratio                             2.33      1.69      1.33      0.26      0.47
                               =======   =======   =======   =======   =======

Coverage deficiency            $  --        --        --       3,370     4,374
                               =======   =======   =======   =======   =======

(1) The operations of BBC have been eliminated since there is a dividend restriction between BBC's primary subsidiary, BankAtlantic, and BBC.

                                                                      Exhibit 23

                              ACCOUNTANT'S CONSENT



The Board of Directors
BFC Financial Corporation:

We consent to incorporation by reference in the registration statement on Form S-8 (Registration No. 333-12543) of BFC Financial Corporation of our report dated March 2, 1999, relating to the Consolidated Statements of Financial Condition of BFC Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the related Consolidated Statements of Operations, Stockholders' Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of BFC Financial Corporation.


                                                 KPMG LLP


Fort Lauderdale, Florida
March 25, 1999