Form 10-K/A
period 1998-12-31
BFC FINANCIAL CORP
filed 1999-04-29
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                    Amendment No. 1 to Application or Report
                    Filed Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Year Ended December 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

   Class A Common Stock $.01 Par Value                  None
   Class B Common Stock $.01 par Value                  None
   -----------------------------------   -------------------------------------
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

The  undersigned   Registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998, as set forth in the pages attached hereto:

Add the following items to Part III:

      Item 10. Directors and Executive Officers of the Registrant.
      Item 11. Executive Compensation.
      Item 12. Security Ownership of Certain Beneficial Owners and Management.
      Item 13. Certain Relationships and Related Transactions.

Such items are attached hereto.

                   BFC Financial Corporation and Subsidiaries

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

(a)  Identification of Directors.

            Name                Age      Director Since       Term Expires
            ----                ---      --------------       ------------
      Alan B. Levan             54            1978                1998
      Earl Pertnoy              72            1978                1999
      Carl E.B. McKenry, Jr.    69            1981                2000
      John E. Abdo              55            1988                1999

All directors are to serve until the election and qualification of their respective successors.

(b)  Identification of Executive Officers.

            Name                Age   Position
            ----                ---   --------
      Alan B. Levan             54   President, Chairman of the Board, Director
      John E. Abdo              55   Vice Chairman of the Board, Director
      Glen R. Gilbert           54   Executive Vice President, Chief Financial
                                      Officer, Secretary

All officers are to serve until they resign or are replaced by the Board of Directors.

(c)  Identification of Certain Significant Employees.

The  following  persons are executive  officers of BFC  Financial  Corporation's
("BFC" or the "Company") principal subsidiary, BankAtlantic Bancorp, Inc. ("BBC"). Positions indicated are those held at BBC.

           Name                Age          Position
           ----                ---          --------
       Alan B. Levan           54      Director, President, Chairman of the
                                        Board, Chief Executive Officer
       John E. Abdo            55      Director, Vice Chairman of the Board
       Frank V. Grieco         54      Senior Executive Vice President

(d)   Family Relationships.

None.

(e)   Business Experience.

ALAN B. LEVAN formed the I.R.E. Group (predecessor companies to BFC) in 1972. Since 1978, he has been the Chairman of the Board, President, and Chief Executive Officer of BFC or its predecessors. He is Chairman of the Board and President of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., U.S. Capital Securities, Inc., and Florida Partners Corporation. He is President, Chairman of the Board and Chief Executive Officer of BBC, the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic"). He is an individual general partner and an officer and a director of the corporate general partner of a public limited partnership that is affiliated with BFC.

EARL PERTNOY has been for more than the past five years a real estate investor and developer. He has been a director of BFC and its predecessor companies since 1978 and is also a director of the corporate general partner of a public limited partnership that is affiliated with BFC.

CARL E. B. McKENRY, JR. is the Director of the Small Business Institute at the University of Miami in Coral Gables, Florida. He has been associated in various capacities with the University since 1955. He has been a director of BFC since 1981 and is also a director of the corporate general partner of a public limited partnership that is affiliated with BFC.

JOHN E. ABDO has been principally employed as President and Chief Executive Officer of The Abdo Companies, Inc., a real estate development, construction and brokerage firm, for more than five years. He has been a director of the Company since 1989 and Vice Chairman of the Board of the Company since 1993. He has been a director of BankAtlantic since 1984, Chairman of the Executive Committee of BankAtlantic since October 1985 and President of BankAtlantic Development Corporation, a wholly-owned subsidiary of BankAtlantic, since 1985. He has been Vice Chairman of the Board of BankAtlantic since April 1987. In 1994, he became a director of BBC. He is also a director of Benihana, Inc., a national restaurant chain.

GLEN R. GILBERT has been Executive Vice President of BFC Financial Corporation since July 1997. Prior to that date he served in the position of Senior Vice President of the Company. In May 1987, he was appointed Chief Financial Officer and in October 1988, was appointed Secretary. He joined BFC in November 1980 as Vice President and Chief Accountant. He has been a certified public accountant since 1970. He serves as an officer of Florida Partners Corporation and of the corporate general partner of a public limited partnership that is affiliated with the Company. He has been Vice President and a director of BankAtlantic Development Corporation, a wholly-owned subsidiary of BankAtlantic, since 1997.

The principal occupation and certain other information with respect to a significant employee, which is not included above, is set forth below. Mr. Grieco is an executive officer of BFC's principal subsidiary, BBC.

FRANK V. GRIECO is Senior Executive Vice President of BBC and BankAtlantic. He joined BankAtlantic in April 1991 as Senior Executive Vice President and became Senior Executive Vice President of BBC at its inception in July 1994. He was a director of BankAtlantic from 1991 through 1998 and a director of BBC from 1994 through 1998.

(f)      Involvement in Certain Legal Proceedings.

Not applicable.

(g)      Promoters and Control Persons.

Not applicable.


ITEM 11.  Executive Compensation

(b)  Summary Compensation Table.

The following table and the notes thereto set forth information with respect to annual compensation paid by BFC and its subsidiaries, excluding BBC and BankAtlantic, for services rendered in all capacities during the year ended December 31, 1998, to each of the executive officers of BFC as well as total annual compensation paid to each of those individuals for the prior two years.

                                                                                     Long-Term Compensation
                                                                                     ----------------------
                                                 Annual Compensation (1)                Awards          Payouts
                                                 -----------------------                ------          -------
                                                                       Other    Restricted    Stock                  All
            Name and                                                   Annual      Stock     Options                Other
           Principal                                                  Compen-    Awards(s)   Awarded      LTIP     Compen-
            Position               Year       Salary       Bonus       sation       ($)        (#)      Payouts   sation (2)
            --------               ----       ------       -----       ------       ---        ---      -------   ----------
Alan B. Levan                      1998       $ 515,753            -       -           -     225,000      2,926     74,653
 Chairman of the Board,            1997         509,910            -       -           -     375,000      1,628     80,495
  President and Chief              1996         508,176            -       -           -           -      1,662     80,774
  Executive Officer

John E. Abdo                       1998               -            -       -           -     225,000          -          -
 Vice Chairman of the              1997               -            -       -           -     375,000          -          -
  Board                            1996               -       39,000       -           -           -          -          -

Glen R. Gilbert                    1998         210,625        8,070       -           -      30,000      2,926          -
 Executive Vice President,         1997         210,625        8,070       -           -      93,750      1,628          -
  Chief Financial Officer          1996         209,817        7,760       -           -           -      1,662          -
  and Secretary

~~~~~~~~~~~

(1) Excludes salary, bonuses and other compensation, respectively, paid by BankAtlantic to Mr. Levan in the amount of $370,639, $0 and $151,847 for 1998, $350,574, $0 and $156,432 for 1997, and $321,168, $193,740 and
     $158,045 for 1996. Excludes salary, bonuses and other compensation, respectively, paid by BankAtlantic to Mr. Abdo in the amount of $190,997, $0 and $2,100 for 1998, $175,000, $0 and $ 14,700 for 1997, and $175,000,
     $0 and $13,899 for 1996. BBC paid no amounts to Mr. Levan or Mr. Abdo.

(2)  Represents reimbursements or payments for life and disability insurance.

Other than Mr. Levan and Mr. Abdo, executive officers of BBC and BankAtlantic do not have significant executive responsibilities with respect to key policy decisions of BFC.

(c)  Options/SAR Grants Table.

The following table sets forth information concerning individual grants of stock options to the named executives in the Summary Compensation Table pursuant to BFC's Stock Option Plan during the year ended December 31, 1998.
BFC has not granted and does not currently grant stock appreciation rights.

                                              Individual Grants
                           -------------------------------------------------------
                                                                                               Potential Realizable
                                                                                                 Value at Assumed
                          Number of            % of                                               Annual Rates of
                         Securities        Total Options                                            Stock Price
                         Underlying         Granted to        Exercise                           Appreciation for
                           Options         Employees in       Price Per    Expiration               Option Term
        Name             Granted (1)        Fiscal Year         Share         Date           5% ($)            10% ($)
    -------------       -------------      -------------    ------------- -------------   -------------     -------------
Alan B. Levan             225,000             42.25%            10.33       1/13/2008      $1,462,166        $3,705,433
John E. Abdo              225,000             42.25%            10.33       1/13/2008       1,462,166         3,705,433
Glen R. Gilbert            30,000              5.63%            10.33       1/13/2008         194,955           494,057

~~~~~~~~~~

     (1) Options vested 100% on July 13, 1998. All option grants are in Class B Common Stock.

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

(d)  Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table.

The following table sets forth as to each of the named executive officers information with respect to the number of shares of Class B Common Stock acquired upon exercise of options during 1998 and underlying unexercised options at December 31, 1998. BFC has not granted and does not currently grant stock appreciation rights.

                                                       Number of Securities             Value of Unexercised
                        Number of       Value         Underlying Unexercised            In-The-Money Options
                         Shares        Realized        Options at 12/31/98                On 12/31/98 (1)
                       Acquired or       Upon        -----------------------            --------------------
       Name            Exercised      Exercise    Exercisable     Unexercisable    Exercisable     Unexercisable
       ----            ---------      --------    -----------     -------------    -----------     -------------
 Alan B. Levan              -             -        1,082,907           187,500      $4,524,868        $521,868
 John E. Abdo               -             -        1,162,500           187,500       4,996,855         521,868
 Glen R. Gilbert            -             -           95,625            46,875         263,902         149,216

     (1) Based upon a price of $7.25, which was the price of the last sale as reported by the National Quotation Bureau for 1998.

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

                                        Performance Period   Threshold,
                           Amount of     Until Maturation      Target
     Name                    Award          or Payment       and Maximum
     ----                    -----          ----------       -----------
     Alan B. Levan         $  2,926         100% Vested       $111,770
     Glen R. Gilbert       $  2,926         100% Vested        $88,974

(f)  Defined Benefit or Actuarial Plan Disclosure

Not applicable.

(g)  Compensation of Directors

Members of the Board of Directors of BFC who are not employees of BFC or its subsidiaries receive $1,750 per month for serving on BFC's Board. Additionally, members of the Audit Committee receive a fee of $1,000 per Audit Committee meeting attended. Other than such compensation, there are no other arrangements pursuant to which any director is compensated for his services.

(h) Employment Contracts and Termination of Employment and Change of Control Arrangements

Not applicable.

(i)  Report on repricing of options/SARs

Not applicable.

(j)  Compensation Committee Interlocks and Insider Participation

Not applicable.

ITEM 12.  Security Ownership of Certain Beneficial Owners & Management

(a)(b)   Security Ownership of Certain Beneficial Owners and Management

Listed in the table below are the beneficial owners known by the Company to hold as of April 14, 1999 more than 5% of the Company's outstanding Common Stock. In addition, this table includes the outstanding securities beneficially owned by the executive officers and directors and the number of shares owned by directors and executive officers as a group.

                                                           Class A          Class B
                                                        Common Stock      Common Stock
                                                          Ownership        Ownership        Percent of        Percent of
                                                            as of            as of            Class A           Class B
Name of Beneficial Owner                               April 14, 1999    April 14, 1999    Common Stock      Common Stock
------------------------                               --------------    --------------    ------------      ------------
I.R.E. Realty Advisory Group, Inc.          (2)(5)        1,375,000          500,000            21.30%             9.52%
I.R.E. Properties, Inc.                       (5)           375,832          136,666             5.82%             2.60%
I.R.E. Realty Advisors, Inc.                  (5)           666,108          242,221            10.32%             5.66%
Florida Partners, Corporation                 (5)           366,614          133,314             5.68%             2.54%
Levan Enterprises, Ltd.                    (2)(3)(5)        153,629           55,865             2.38%             1.06%
Alan B. Levan                              (1)(3)(5)      2,940,483        2,339,673            45.56%            44.55%
John E. Abdo                                (1)(5)        1,019,563        1,720,750            15.80%            32.76%
Dr. Herbert A. Wertheim                       (4)         1,145,232          416,448            17.74%             7.93%
Glen R. Gilbert                             (1)(5)            2,690          143,478             0.04%             2.73%
Earl Pertnoy                                (1)(5)           18,975           78,150             0.29%             1.49%
Carl E.B. McKenry, Jr.                      (1)(5)              688           63,000             0.01%             1.20%
All directors and executive officers
  of the Company as a group
  (5 persons, including the
  Individuals identified above)            (1)(2)(3)      3,982,399        3,970,085            61.70%            75.59%

~~~~~~~~~~~~~~~~~~~~~~
     (1) Amount and nature of beneficial ownership and percent of class include shares that may be acquired within 60 days pursuant to exercise of stock options to purchase Class B Common Stock as follows:

                                               Number of
                        Name                    Shares
                        ----                    ------
                     Alan B. Levan             1,270,407
                     John E. Abdo              1,350,000
                     Glen R. Gilbert             142,500
                     Earl Pertnoy                 71,250
                     Carl E.B. McKenry            62,750
                       Total                   2,896,907

     (2)  BFC owns 45.5% of I.R.E. Realty Advisory Group, Inc.

     (3) Levan Enterprises, Ltd. is a controlling and majority shareholder of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc. and may be deemed to be the controlling shareholder of I.R.E. Realty Advisory Group, Inc. and Florida Partners Corporation. Levan Enterprises, Ltd. is a "family" limited partnership whose sole general partner is Levan General Corp., a corporation 100% owned by Alan B. Levan. Therefore, Mr. Levan may be deemed to be the beneficial owner of the shares of Common Stock owned by such entities. Additionally, Mr. Levan may be deemed to be the beneficial owner of 3,300 shares of Class A Common Stock and 1,200 shares of Class B Common Stock held of record by Mr. Levan's wife in addition to his personal holdings of Common Stock, for an aggregate beneficial ownership of 2,940,483 shares of Class A Common Stock (45.56%) and 2,339,673 shares of Class B Common Stock (44.55%).

     (4) Dr. Wertheim's ownership was reported in a Rebuttal of Control Agreement filed on December 20, 1996 with the Office of Thrift Supervision (as adjusted for stock splits since the date of filing). The Rebuttal of Control Agreement indicates that Dr. Wertheim has no intention to manage or control, directly or indirectly, BFC Financial Corporation. Dr. Wertheim's mailing address is 191 Leucadendra Drive, Coral Gables, Florida 33156.

     (5) Mailing address is 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304.

BFC knows of no other persons who beneficially own 5% or more of its outstanding Common Stock.

(c)  Changes in Control

   None.

ITEM 13.  Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

Not applicable.

(b)  Certain Business Relationships

Alan B. Levan, the President and a director of BFC, is also President and a director of I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., I.R.E. Realty Advisors, Inc. and Florida Partners Corporation. Mr. Levan is also Chairman of the Board and Chief Executive Officer of BBC and BankAtlantic. Mr. Levan is also a shareholder of I.R.E. Properties, Inc., I.R.E. Advisors, Inc. and Florida Partners Corporation and may be deemed controlling shareholder of BFC. Messrs. Levan, Pertnoy and McKenry serve on the Board of Directors of the managing general partner of a public limited partnership that is affiliated with BFC. John E. Abdo, a director of BFC, is Vice Chairman of the Board of BBC and BankAtlantic and is President and a director of BankAtlantic Development Corporation. Glen R. Gilbert is Vice President and a director of BankAtlantic Development Corporation.

Management believes that all transactions between BFC and its affiliates were on terms at least as favorable as could have been obtained from unaffiliated third parties.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after interest earned on advances made by the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, in December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 1998, 42 acres had been sold from the Center Port property to unaffiliated third parties for approximately $11.7 million and the Company recognized net gains from the sale of real estate of approximately $2.8 million. Included in cost of sales is approximately $2.0 million, representing the Abdo Group's profit participation from the transactions. All proceeds from the sale were utilized to reduce the borrowing for which the Center Port property serves as partial collateral. At December 31, 1998, the balance on this borrowing was approximately $1,000 and was due to an unaffiliated lender. Payment of profit participation to the Abdo Group will be deferred until the lender and the Company is repaid on loans, advances and interest. The remainder of the Center Port property is currently being marketed for sale.

(c)   Indebtedness of Management

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BFC has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BFC Financial Corporation



                                By:               /S/
                                         --------------------------
                                         Alan B. Levan
                                         President



                                By:               /S/
                                         --------------------------
                                         Glen R. Gilbert
                                         Executive Vice President
April 29, 1999