Form 10-Q
period 1999-03-31
BFC FINANCIAL CORP
filed 1999-05-17
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1999


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

     Class A Common Stock of $.01 par value, 6,454,494 shares outstanding. Class B Common Stock of $.01 par value, 2,354,907 shares outstanding.

                   BFC Financial Corporation and Subsidiaries
                   Index to Consolidated Financial Statements



PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Statements of Financial Condition as of March 31, 1999 and December 31, 1998 - Unaudited

                  Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 - Unaudited

                  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three months ended March 31, 1999 and 1998 - Unaudited

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 - Unaudited

                  Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                      March 31, 1999 and December 31, 1998
                        (in thousands, except share data)
                                   (Unaudited)

                                     Assets
                                                               1999       1998
                                                               ----       ----
Cash and cash equivalents                                     $ 2,821      2,523
Securities available for sale                                     906        450
Investment in BankAtlantic Bancorp, Inc. ("BBC")               75,730     74,565
Mortgage notes and related receivables, net                     1,638      1,740
Investment real estate, net                                     6,064      6,172
Real estate held for development and sale                       2,312      1,811
Other assets                                                    4,056      3,996
                                                              -------    -------
     Total assets                                             $93,527     91,257
                                                              =======    =======

                      Liabilities and Stockholders' Equity

Subordinated debentures, net                                    6,653      6,736
Deferred interest on the subordinated debentures                2,335      2,217
Mortgage payables and other borrowings                         10,718     10,784
Other liabilities                                                 773        683
Deferred income taxes                                          14,154     13,206
                                                              -------    -------
     Total liabilities                                         34,633     33,626

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                 --         --
Class A common stock of $.01 par value,
 authorized  20,000,000 shares; issued and
 outstanding 6,454,494 in 1999 and 6,453,994 in 1998               58         58
Class B common stock, of $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  2,354,907 in 1999 and  2,355,407 in 1998                         21         21
Additional paid-in capital                                     25,985     26,095
Retained earnings                                              32,580     30,660
                                                              -------    -------
 Total stockholders' equity before
  accumulated other comprehensive income                       58,644     56,834

Accumulated other comprehensive income-
  net unrealized appreciation on securities
  available for sale, net of deferred income taxes                250        797
                                                              -------    -------

 Total stockholders' equity                                    58,894     57,631
                                                              -------    -------

     Total liabilities and stockholders' equity               $93,527     91,257
                                                              =======    =======

     See accompanying notes to unaudited consolidated financial statements.

                    BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
               For the three months ended March 31, 1999 and 1998
                      (in thousands, except per share data)
                                   (Unaudited)


                                                             Three months ended
                                                                 March 31,
                                                                 ---------
                                                            1999          1998
                                                            ----          ----
Revenues:
 Interest on mortgage notes and
  related receivables                                      $   113            53
 Interest and dividends on securities
  available for sale and escrow accounts                        56            71
 Earnings on real estate rental operations, net                322           241
 Sale of real estate                                           829          --
 Earnings from real estate limited partnerships                760          --
 Equity in earnings of BBC                                   2,745         2,055
 Other income                                                    2            11
                                                           -------       -------
Total revenues                                               4,827         2,431
                                                           -------       -------
Costs and expenses:
 Interest on subordinated debentures                           122           128
 Interest on mortgages payable
  and other borrowings                                         239           452
 Cost of sale of real estate                                   579          --
 Allowance for loss on mortgage notes                           75          --
 Expenses  (income) related to real estate held
  for development and sale, net                                (11)           41
 Employee compensation and benefits                            299           288
 Occupancy and equipment                                        16            10
 General and administrative, net                               212           210
                                                           -------       -------
Total cost and expenses                                      1,531         1,129
                                                           -------       -------
Income before income taxes                                   3,296         1,302
Provision  for income taxes                                  1,376           311
                                                           -------       -------
Net income                                                 $ 1,920           991
                                                           =======       =======

Basic earnings per share                                   $  0.24          0.13
                                                           =======       =======
Diluted earnings per share                                 $  0.22          0.11
                                                           =======       =======
Basic weighted average shares outstanding                    7,957         7,949
                                                           =======       =======
Diluted weighted average shares outstanding                  8,928         9,252
                                                           =======       =======




     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
               Consolidated Statements of Stockholders' Equity and
                 Comprehensive Income For the three months ended
                             March 31, 1999 and 1998
                                 (in thousands)
                                   (Unaudited)
                                                                                                            Net
                                                                                                        unrealized
                                                                                                       appreciation
                                                                                 Addi-                      on
                                             Compre-      Class A    Class B     tional                 securities
                                             hensive      Common     Common     Paid-in     Retained     available
                                             income        Stock      Stock     Capital     Earnings     for sale       Total
                                             ------        -----      -----     -------     --------     --------       -----
Balance,
 December  31, 1997                        $  --             58          21      23,525       30,280         258       54,142
Comprehensive income
  Net income                                   991         --          --          --            991        --            991
  Other comprehensive income,
   net of tax:
    Unrealized gain on securities
     available for sale                         11         --          --          --           --          --           --
     Reclassification adjustment
      for gains and losses included
      in net income                           (169)        --          --          --           --          --           --
                                           -------
  Other comprehensive loss                    (158)        --          --          --           --          --           --
                                           -------
Comprehensive income                       $   833         --          --          --           --          --           --
                                           =======
Net effect of BBC
 capital transactions, net of
 deferred income taxes                                     --          --           140         --          --            140
Change in BBC net unrealized
 appreciation  on securities
 available for sale-net of
 deferred  income taxes                                    --          --          --           --          (158)        (158)
Exercise of stock options                                  --          --             4         --          --              4
                                                        -------     -------     -------      -------     -------      -------
Balance, March 31, 1998                                 $    58          21      23,669       31,271         100       55,119
                                                        =======     =======     =======      =======     =======      =======

Balance,
 December 31, 1998                         $  --        $    58          21      26,095       30,660         797       57,631
Comprehensive income
  Net income                                 1,920         --          --          --          1,920        --          1,920
  Other comprehensive income,
   net of tax:
    Unrealized losses on securities
     available for sale                       (661)        --          --          --           --          --           --
     Reclassification adjustment
      for gains and (losses)  included
      in net income                            114         --          --          --           --          --           --
                                           -------
  Other comprehensive loss                    (547)        --          --          --           --          --           --
                                           -------
Comprehensive income                       $ 1,373         --          --          --           --          --           --
                                           =======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                     --          --          (110)        --          --           (110)
Change in BBC net unrealized
 appreciation  on securities
 available for sale-net of
 deferred  income taxes                                    --          --          --           --          (678)        (678)
BFC's net unrealized appreciation
 on securities available for sale-net
 of deferred income taxes                                  --          --          --           --           131          131
                                                        -------     -------     -------      -------     -------      -------
Balance, March 31, 1999                                 $    58          21      25,985       32,580         250       58,894
                                                        =======     =======     =======      =======     =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)

                                                                March 31,
                                                                ---------
                                                            1999         1998
                                                            ----         ----
Operating activities:
Net income                                                 $ 1,920          991
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
Equity in earnings of BBC                                   (2,745)      (2,055)
Depreciation                                                   124          157
Expenses (income) related to real estate
 held for development and sale, net                            (11)          41
Provision for income taxes                                   1,376          311
Allowance for loss on  mortgage notes                           75         --
Amortization on subordinated debentures                          2            3
Accretion of discount on loans receivable                       (8)         (12)
Increase in real estate development
 and construction costs                                     (1,172)        (390)
Gain on sale of real estate, net                            (1,010)        --
Proceeds from escrow for called debenture liability           --          2,100
Increase in deferred interest on the
 subordinated debentures                                       118          126
Accrued interest income on escrow accounts                     (29)         (38)
Increase in other liabilities                                   75           20
Increase in other assets                                      (125)        (126)
                                                           -------      -------
Net cash provided by (used in) operating activities         (1,410)       1,128
                                                           -------      -------

Investing activities:
Distributions from  real estate
 limited partnerships                                          760         --
Common stock dividends received from BBC                       303          291
Purchase of securities available for sale                     (250)      (3,011)
Proceeds from redemption and maturities
 of securities available for sale                                8        2,067
Principal reduction on mortgage notes and
 related receivables, net                                       35           47
Decrease (increase) in real estate
 held for development and sale                                 918          (31)
Improvements to investment real estate                        --            (43)
                                                           -------      -------
Net cash provided  by (used in) investing activities         1,774         (680)
                                                           -------      -------

Financing activities:
Issuance of common stock                                      --              4
Repayments of borrowings                                       (66)         (87)
                                                           -------      -------
Net cash  used in financing activities                         (66)         (83)
                                                           -------      -------

  Increase  in cash and cash equivalents                       298          365
  Cash and cash equivalents at beginning of period           2,523          604
                                                           -------      -------
  Cash and cash equivalents at end of period               $ 2,821          969
                                                           =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 1999

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1998 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated statements of financial condition at March 31, 1999 and December 31, 1998, the unaudited consolidated statements of operations for the three months ended March 31, 1999 and 1998, the unaudited consolidated statements of stockholders' equity and comprehensive income for the three months ended March 31, 1999 and 1998 and the unaudited consolidated statements of cash flows for the three months ended March 31, 1999 and 1998. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior year balances have been reclassified to conform with the 1999 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at March 31, 1999 and December 31, 1998 is as follows (dollars in thousands):

                                             March 31,     December 31,
                                               1999           1998
                                               ----           ----
         BBC stockholders' equity           $ 236,795        240,440
         Ownership percentage                    32.2%          31.3%
                                            ---------      ---------
                                               76,320         75,340
         Purchase accounting adjustments         (590)          (775)
                                            ---------      ---------
         Investment in BBC                  $  75,730         74,565
                                            =========      =========

At March 31, 1999, the Company owned 6,578,671 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock representing 32.23% of all outstanding BBC Common Stock. At March 31, 1999, the Company's ownership of BBC Class A and B Common Stock was approximately 26% and 47%, respectively. The aggregate market value of the Company's investment in BBC at March 31, 1999 was approximately $80.3 million or approximately $4.6 million in excess of the carrying value in the financial statements.

In June 1998, BBC acquired Ryan, Beck & Co., Inc. ("RBCO"), an investment banking firm that is principally engaged in the underwriting, distribution and trading of tax-exempt obligations and bank and thrift equity and debt securities. The RBCO acquisition agreement provided for the establishment of an incentive and retention pool, under which shares of BBC's Class A Common Stock representing 20% of the total transaction value were allocated to key employees of RBCO. The retention pool consists of restricted shares of Class A Common Stock, which will vest four years from the date of grant to employees who remain throughout the entire period. During the three months ended March 31, 1999, BBC issued 29,356 shares of restricted Class A Common Stock to new employees of RBCO, vested 3,974 shares of retention pool restricted stock to an employee leaving RBCO, and canceled 10,098 shares of restricted Class A Common Stock for terminated employees. The restricted Class A Common Stock issued to new employees vests in four years from the grant date. As of March 31, 1999, BFC's ownership percentage of BBC, excludes 640,514 shares of restricted Class A Common Stock.

Pursuant to previously announced plans, during the three months ended March 31, 1999, BBC paid $8.4 million to repurchase and retire 999,700 shares of its Class A Common Stock, none of which were purchased by BFC.

3.  SECURITIES AVAILABLE FOR SALE

The composition of securities available for sale at March 31, 1999 and December 31, 1998 was as follows (in thousands):

                                               March 31,  December 31,
                                                 1999        1998
                                                 ----        ----
             Investment in preferred stock      $  593         343
             Other                                 313         107
                                                  ----        ----
                                                $  906         450
                                                  ====        ====

Investment in preferred stock at March 31, 1999, consisted of $250,000 $193,000 and $150,000 in Series C Convertible Preferred Stock, Series B Convertible Preferred Stock and Series A Preferred Stock, respectively, of an unaffiliated entity. At December 31, 1998, investment in preferred stock consisted of $193,000 and $150,000 in Series B Convertible Preferred Stock and Series A Preferred Stock, respectively, of an unaffiliated entity. At March 31, 1999 and December 31, 1998, the market value of investment in preferred stock approximated book value. At March 31, 1999, net unrealized gains on other securities was approximately $131,000. At December 31, 1998, the market value of other securities approximated book value.

4.  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities and other supplemental cash flow items for the three months ended March 31, 1999 and 1998 were as follows (in thousands):

                                                                March 31,
                                                                ---------
                                                             1999        1998
                                                             ----        ----
Change in stockholders' equity resulting
  from the Company's proportionate share
  of BBC's net unrealized appreciation
  (depreciation) on securities available
  for sale, net of deferred income taxes                       (678)       (158)
                                                               ====        ====
Net effect of BBC capital transactions,
  net of income taxes                                          (110)        140
                                                               ====        ====
Change in stockholders' equity resulting
  from the Company's net unrealized
  appreciation on securities available for
  sale, net of deferred income taxes                            131        --
                                                               ====        ====
Transfers from escrow accounts to reflect
  payments on the called debenture liability                   --           116
                                                               ====        ====
Allowance for loss on mortgage notes                             75        --
                                                               ====        ====
BBC's dividends on common stock
  declared and received in subsequent period                    303         291
                                                               ====        ====
Interest paid on borrowings                                     239         452
                                                               ====        ====

5. SUBORDINATED DEBENTURES

Included in subordinated debentures at March 31, 1999 and December 31, 1998 was approximately $5.2 million and $5.3 million, respectively, of amounts associated with payments due on subordinated debentures which were cancelled in connection with a settlement of litigation. Such amounts do not bear interest. Included in other assets at March 31, 1999 and December 31, 1998 was approximately $2.8 million held in escrow accounts relating to payments associated with a portion of these debentures. In January 2000, any amounts remaining in escrow will be released to the Company and after that date any payments associated with these debentures would be paid directly by the Company.

6. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 1999 and 1998 (in thousands, except per share data):

                                                            Three months ended
                                                                March 31,
                                                                ---------
                                                          1999            1998
                                                          ----            ----
Basic Numerator:
Net income available
 for common shareholders                                  $1,920             991
                                                          ======          ======

Basic Denominator
Weighted average shares
 outstanding                                               7,957           7,949
                                                          ======          ======

Basic earnings  per share                                 $  .24             .13
                                                          ======          ======

Diluted Numerator:
Dilutive net income  available
 to common shareholders                                   $1,920             991
                                                          ======          ======

Diluted Denominator
Basic weighted average shares
 outstanding                                               7,957           7,949
Options                                                      971           1,303
                                                          ------          ------
Diluted weighted average shares
 outstanding                                               8,928           9,252
                                                          ======          ======

Diluted earnings  per share                               $  .22             .11
                                                          ======          ======

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

                   BFC Financial Corporation and Subsidiaries
                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition


General

BFC Financial Corporation (the "Company" or "BFC") is a unitary savings bank holding company which owns in the aggregate approximately 32.2% of the outstanding BankAtlantic Bancorp, Inc. ("BBC") Common Stock. BBC is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic") by virtue of its ownership of 100% of the outstanding BankAtlantic Common Stock.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from these forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic factors (both generally and particularly in areas where the Company or its subsidiaries operate or hold assets), the Company's limited sources of funds, regulatory limitations on the ability of BBC and BankAtlantic to pay dividends, interest rate risks, credit risks, competitive and other factors affecting the operations, markets, products and services, and expansion strategies of the Company and its subsidiaries including BBC and BankAtlantic, the speculative nature of the Company's real estate development activities and the other factors discussed elsewhere in this report and in the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

Results of Operations

The Company's basic and diluted earnings per share were $0.24 and $0.22 for the three months ended March 31, 1999, compared to basic and diluted earnings per share of $0.13 and $0.11 for the comparable period in 1998.

For the three months ended March 31, 1999, the Company reported net income of approximately $1.9 million as compared to net income of approximately $991,000 for the comparable period in 1998.

Increases (decreases) in revenues for the three months ended March 31, 1999, as compared to the comparable period in 1998 were as follows (in thousands):

                                                Three months ended
                                                    March 31,
                                                    ---------       Increases
                                                 1999      1998    (decreases)
                                                 ------    ------    ------
Interest on mortgage notes and
 related receivables                             $  113        53        60
Interest and dividends on securities
 available for sale and escrow accounts              56        71       (15)
Earnings on real estate rental operations, net      322       241        81
Sale of real estate                                 829      --         829
Earnings from real estate limited partnership       760      --         760
Equity in earnings of BBC                         2,745     2,055       690
Other income, net                                     2        11        (9)
                                                 ------    ------    ------
   Total revenues                                $4,827     2,431     2,396
                                                 ======    ======    ======

Interest on mortgage notes and related receivables increased for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to the recognition of approximately $74,000 of interest earned on advances associated with the Company's development and construction of the "Center Port" property in Pompano Beach, Florida. This increase was partially offset by a decrease in interest on mortgage notes receivables from an affiliated limited partnership.

Interest and dividends on securities available for sale and escrow accounts decreased for the three months ended March 31, 1999, as compared with the same period in 1998 primarily due to a decrease in yields of investable funds and decreases in the average of investable funds.

Earnings on real estate rental operations, net increased for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to an increase in rental income and decreases in depreciation and general and administrative expenses at the Company's Burlington Manufacturers Outlet Center ("BMOC") property. The increase in rental income was primarily due to the rent cancellation of a tenant.

During the three months ended March 31, 1999, the Company sold approximately 4 acres of the Center Port property to an unaffiliated third party for approximately $829,000. The Company recognized a net gain from the sale of the real estate of approximately $250,000. During the three months ended March 31, 1999, the Company received a distribution of approximately $501,000 from a real estate limited partnership in which the Company holds an interest. The limited partnership sold 30 of 34 convenience stores that it owned. The limited Partnership sold another store in the second quarter of 1999. The Company has a 49.5% interest in this partnership and had written off its investment of approximately $441,000 in 1990 due to the bankruptcy of the entity leasing the real estate. The $501,000 has been included in earnings from real estate limited partnerships. In March 1996, as part of the sale of the Company's "Cypress Creek" property in Fort Lauderdale, Florida, the Company received a 4.5% limited partnership interest in the partnership that acquired the property. In January 1999, the Company received a distribution of approximately $259,000 from the liquidation of this partnership. The $259,000 has been included in earnings from real estate limited partnerships.

BBC's net income available for common shareholders for the three months ended March 31, 1999 and 1998 are summarized below (in thousands):

                                                           For the Three Months
                                                             Ended March 31,
                                                             ---------------
                                                             1999           1998
                                                             ----           ----
Income from continuing operations                          $8,171          4,846
Income from discontinued operations
  net of taxes                                               --              410
                                                           ------         ------
Net income                                                 $8,171          5,256
                                                           ======         ======

The Company's equity in the earnings of BBC for the three months ended March 31, 1999 and 1998 was approximately $2.7 million and $2.1 million, respectively. The increase in equity in earnings of BBC for the three months ended March 31, 1999 as compared to the same period in 1998 was primarily due to an increase in earnings by BBC. BBC's net income from continuing operations increased by 69% during the three months ended March 31, 1999 as compared to the same period in 1998. The primary reasons for the increase BBC's continuing operations was:

     1. an improvement in BBC's net interest income resulting from an increase in interest earning assets and recognition of interest income on a nonaccrual loan which was completely repaid in 1999 ,
     2.   additional earnings from BBC's real estate operations,
     3. BBC's higher transaction fee income resulting from changes made to the pricing of BBC's deposit products and
     4. a decline in employee compensation from bank operations due to a reduction of BBC's full time employees by approximately 148.

The above improvements in income from continuing operations were partially offset by:

     1. an increase in BBC's provision for loan losses resulting from small business and indirect consumer loan charge-offs,
     2. BBC's lower trading account gains and gains on the sale of its securities available for sale and loans held for sale, and
     3. BBC's higher occupancy costs due to an expanded branch and ATM network.

BBC's discontinued operations - BBC's income from its discontinued operations for the three months ended March 31, 1999 was zero compared to $410,000, net of taxes, for the same 1998 period. During the three months ended March 31, 1999 there were no changes in BBC's disposal cost estimates to exit the mortgage servicing business ("MSB"). BBC's income from its discontinued operations during 1998 resulted from gains on its sales of mortgage servicing rights significantly offset by traditional servicing operations.

The Company's ownership in BBC at March 31, 1999 and 1998 was 32.2% and 34.7%, respectively, of all outstanding BBC Common Stock. The decrease in ownership at March 31, 1999 as compared to 1998 was primarily due to BBC's issuance of Class A Common Stock to acquire RBCO and Leasing Technologies, Inc. ("LTI"). This decrease was offset in part by reductions in the outstanding shares of BBC's Common Stock, primarily due to BBC's repurchases of its shares. The following table gives information regarding the Company's ownership interest in BBC at the dates indicated:

                                  BBC           BBC
                                Class A       Class B
                                Common        Common         Total
                                 Stock         Stock      Outstanding
                                 -----         -----      -----------
              March 31, 1998     29.4%         45.6%         34.7%
              March 31, 1999     26.1%         47.1%         32.2%


Increases (decreases) in the Company's expenses for the three months ended March 31, 1999, as compared to the comparable period in 1998 were as follows (in thousands):

                                               Three months ended
                                                   March 31,
                                                   ---------        Increases
                                               1999        1998    (decreases)
                                               ----        ----    -----------
 Interest on subordinated debentures          $   122         128         (6)
 Interest on mortgages payable
  and other borrowings                            239         452       (213)
 Cost of sale of real estate                      579        --          579
 Allowance for loss on mortgage notes              75        --           75
 Expenses (income) related to real estate
  held for development and sale                   (11)         41        (52)
 Employee compensation and benefits               299         288         11
 Occupancy and equipment                           16          10          6
 General and administrative, net                  212         210          2
                                              -------     -------    -------
Increase in total cost and expenses           $ 1,531       1,129        402
                                              =======     =======    =======

Interest on mortgage payables and other borrowings decreased for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to reduction in borrowings.

Expenses (income) related to real estate held for development and sale decreased for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to decreased property taxes, association fees and administrative expenses and an increase in rental income.

In March 1999, the Company recorded an allowance for loss on mortgage notes due from affiliated limited partnerships of approximately $75,000. This allowance for mortgage notes was based upon management's determination regarding the net carrying value of the loans and the estimated fair value of the underlying loan collateral.

Employee compensation and benefits increased for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to an increase in personnel and employee's profit sharing plan accrual contribution.

Segment Reporting

The Company has three reportable segments:
     o   Investment in BBC
     o   Real estate operations
     o   Other

Investment in BBC consist of the Company's ownership interest in the common stock of BBC. The Company's ownership position is carried on the equity method and as of March 31, 1999 and 1998 the Company's ownership in BBC was approximately 32.2% and 34.7%, respectively, of all of the outstanding BBC Common Stock. In addition to its investment in BBC, the Company owns and manages real estate, included in the Consolidated Statements of Financial Condition as investment real estate, net and real estate held for development and sale. Investment real estate, net includes the BMOC property and a 50% interest in the Delray property. The real estate held for development and sale is the Center Port property, part of which is being developed and the remainder is being held for sale. Real estate operations also includes mortgage notes receivables which relate to the sale of properties previously owned by the Company. Other segments includes securities available for sale, repurchase agreements and escrow accounts related to a portion of debentures which were cancelled in connection with the settlement of litigation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in its 1998 Annual Report.

The Company evaluates segment performance based on its operating profit (loss) before tax and overhead allocations. The table below is segment information for the three months ended March 31, 1999 and 1998:

                                                           Real
                                           Investment     Estate
1999                                         in BBC     Operations   Other  Eliminations   Consolidated
----                                         ------     ----------   -----  ------------   ------------
 Total revenues                            $ 2,745        1,995       55           32         4,827
                                            ======       ======      ===          ===         =====
 Operating profit                          $ 2,745        1,121       55           32         3,953
                                            ======       ======      ===          ===
  Interest on subordinated debentures                                                          (122)
  Interest on mortgages payable
   and other borrowings                                                                          (8)
  Employee compensation and benefits                                                           (299)
  Occupancy and equipment                                                                       (16)
  General and administrative, net                                                              (212)
                                                                                           --------
 Income before income taxes                                                                   3,296
                                                                                           ========

 Identifiable assets at March 31, 1999     $75,730       10,561    6,123            -        92,414
                                            ======        =====      ===          ===
 Corporate assets                                                                             1,113
                                                                                           ---------
 Total assets at March 31, 1999                                                              93,527
                                                                                           ========

                                                           Real
                                           Investment     Estate
1998                                         in BBC     Operations   Other  Eliminations   Consolidated
----                                         ------     ----------   -----  ------------   ------------
 Total revenues                            $ 2,055          257       82           37         2,431
                                            ======         ====      ===          ===         =====
 Operating profit (loss)                   $ 2,055         (192)      82           37         1,982
                                            ======        =====      ===          ===
  Interest on subordinated debentures                                                          (128)
  Interest on mortgages payable
   and other borrowings                                                                         (44)
  Employee compensation and benefits                                                           (288)
  Occupancy and equipment                                                                       (10)
  General and administrative, net                                                              (210)
                                                                                           --------
 Income before income taxes                                                                   1,302
                                                                                           ========
 Identifiable assets at March 31, 1998     $74,018       18,935    5,997            -        98,950
                                            ======        =====      ===          ===
 Corporate assets                                                                             1,234
                                                                                           --------
 Total assets at March 31, 1998                                                           $ 100,184
                                                                                           ========

Financial Condition
-------------------

The Company's total assets at March 31, 1999 and at December 31, 1998 were $93.5 million and $91.3 million, respectively. The majority of the difference at March 31, 1999 as compared to December 31, 1998 was due to increases in investment in BBC and real estate held for development and sale.

Real estate held for development and sale increased primarily due to advances for development and construction costs. This increase in real estate held for development and sale was offset in part with the sale of 4 acres of the Company's Center Port property to unaffiliated third party.

Investment in BBC increased by $1.2 million due to equity in earnings of BBC of approximately $2.7 million. This increase was offset in part by the net effect of BBC capital transactions of approximately $342,000 and BBC's change in net unrealized appreciation on securities available for sale, net of deferred income taxes of approximately $942,000 and dividends of approximately $303,000.


Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is equity risk through its investment in BBC.

Equity Pricing Risk

The Company's primary equity investment is its investment in BBC. Since this investment is carried using the equity method of accounting, changes in market price of BBC stock would not have a direct impact on the Company's financial statements, however, a change in market price could likely have an impact on the investment community's view of the Company. This investment was entered into for purposes other than trading purposes. The following table shows changes in the market value of the Company's investment in BBC at March 31, 1999 based on percentage changes in market price. Actual future price changes may be different from the changes identified in the table below (in thousands):

                    Percent
                   Change In              Market
                 Market Price              Value
                 ------------              -----
                  20.00%                $ 96,348
                  10.00%                  88,319
                   0.00%                  80,290
                 (10.00)%                 72,261
                 (20.00)%                 64,232

Management does not believe that market risk on the Company's other equity instruments would have a significant impact on the financial condition of the Company.

BBC (including RBCO) maintains a portfolio of trading and available for sale securities, which subjects BBC to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of BBC's trading securities sold not yet purchased, and available for sale securities at March 31, 1999 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                Available       Securities      Total
    Percent       Trading       For Sale         Sold Not       Dollar
   Change in    Securities     Securities           Yet      Change from
  Fair Value    Fair Value     Fair Value        Purchased        0%
  ----------    ----------     ----------        ---------   -----------
                             (dollars in thousands)
     20%         $20,705           24,943          1,991         7,940
     10%         $18,979           22,865          1,825         3,970
      0%         $17,254           20,786          1,659             0
    (10%)        $15,529           18,707          1,493        (3,970)
    (20%)        $13,803           16,629          1,327        (7,940)

During 1998, BBC began trading government securities which are generally bought and sold on the same day. In addition, RBCO is a market maker in equity securities which could, from time to time require them to hold securities during declining markets. BBC attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of the BBC's overall asset and liability management process.

Interest Rate Risk
------------------

The majority of BBC's assets and liabilities are monetary in nature subjecting BBC to significant interest rate risk. BBC has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring BBC's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 1999 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were BBC's:

     o   loan portfolio,
     o   debt securities available for sale,
     o   investment securities,
     o   FHLB stock,
     o   Federal Funds sold,
     o   deposits,
     o   advances from FHLB,
     o   securities sold under agreements to repurchase,
     o   Federal Funds purchased,
     o   Subordinated Debentures,
     o   Trust Preferred Securities,
     o   off-balance sheet loan commitments, and
     o   mortgage servicing rights.


BBC has no off-balance sheet derivatives other than fixed rate loan commitments aggregating $18.9 million at March 31, 1999.

The model calculates the net potential gains and losses in net portfolio fair value by:

     (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at March 31, 1999,
     (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values,
     (iii) the difference between the fair value calculated in (i) and (ii) is the potential gains and losses in net portfolio fair values.

BBC's management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BBC's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Presented below is an analysis of BBC's interest rate risk at March 31, 1999 as calculated utilizing BBC's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                         Net
                      Portfolio
     Changes            Value            Dollar
     in Rate            Amount           Change
     -------            ------           ------
                        (Dollars in thousands)
         +200 bp     $ 267,588          (123,023)
         +100 bp     $ 342,592           (48,019)
            0 bp     $ 390,611              --
        (100) bp     $ 364,857           (25,754)
        (200) bp     $ 319,095           (71,516)

In preparing the above BBC table, BBC makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

     o    loan prepayment rates,
     o    deposit decay rates,
     o market values of certain assets under the representative interest rate scenarios, and
     o    repricing of certain borrowings

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

Liquidity and Capital Resources
-------------------------------
Pursuant to the terms of the applicable escrow agreements established to fund payment of amounts associated with payments due on surbordinated debentures which were cancelled in connection with a settlement of litigation, at March 31, 1999, approximately $2.7 million remained in escrow accounts to fund future payments. Any amounts remaining in escrow in January 2000 will be released to the Company and any future payments associated with these debentures will be paid from the Company's working capital. At March 31, 1999, there was approximately $5.2 million associated with these debentures. The Company is not obligated to pay interest on these amounts.

Pursuant to their terms, the Company may elect to defer interest payments on the approximately $1.5 million of outstanding subordinated debentures that have not been cancelled in connection with a settlement of litigation if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment include, among other items, the ability to identify which subordinated debentures are held by Holders in Due Course and the Company's current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after interest earned on advances made by the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party the Cypress Creek property, consisting of 23.7 acres of unimproved land. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the Company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction, which was included in cost of sale of real estate. As part of the sale of the Cypress Creek property, the Company received a 4.5% limited partnership interest in the partnership that acquired the property. In January 1999, the Company received a distribution of approximately $259,000 from the liquidation of the partnership. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller the Center Port property consisting of approximately 70 acres of unimproved land. Through March 31, 1999, 46 acres had been sold from the Center Port property to unaffiliated third parties for approximately $12.5 million and the Company recognized net gains from the sale of real estate of approximately $3.0 million. Included in cost of sales is approximately $2.2 million, representing the Abdo Group's profit participation from the transactions. All proceeds from the sale were utilized to reduce the borrowing for which the Center Port property serves as partial collateral. At March 31, 1999, the balance on this borrowing was approximately $1,000 and was due to an unaffiliated lender. Payment of profit participation to the Abdo Group will be deferred until the lender and the Company are repaid on loans, advances and interest. The remainder of the Center Port property is currently being marketed for sale.

On February 11, 1999, BFC Financial Corporation filed a Form S-1 registration statement with the Securities and Exchange Commission. The registration statement would register approximately 1,000,000 shares of Class A Common Stock and approximately $15,000,000 of subordinated debentures. The net proceeds from the offerings will be used to redeem the Company's outstanding unsecured subordinated debentures including the payment of deferred interest thereon (totaling approximately $4.0 million). The Company intends to use the balance of the net proceeds from the offerings for the acquisition of additional shares in affiliated companies, for investments in the securities of publicly-traded or privately held companies and for general corporate purposes. The offerings may be made only by means of a prospectus. There is no assurance that the registration statement containing the prospectus will become effective or that the offerings will be consummated.

As previously indicated the Company holds approximately 32.2% of all outstanding BBC Common Stock. BBC has paid a regular quarterly dividend since its formation and management of BBC has indicated that it currently anticipates that it will pay regular quarterly cash dividends on the BBC Common Stock. The availability of funds for the payment of dividends by BBC is dependent upon BankAtlantic's ability to pay dividends to BBC. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment by BBC of dividends to its shareholders, including the Company.

At March 31, 1999, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 7.56%, 12.11% and 13.36%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a "well-capitalized" institution.

Cash Flows
----------
A summary of the Company's consolidated cash flows is as follows (in thousands):

                                                    Three months ended
                                                         March 31,
                                                         ---------
Net cash provided (used) by:                         1999           1998
                                                     ----           ----
    Operating activities                           $(1,410)          1,128
    Investing activities                             1,774            (680)
    Financing activities                               (66)            (83)
                                                   -------         -------
      Increase in cash and cash equivalents        $   298             365
                                                   =======         =======

The primary sources of funds to the Company for the three months ended March 31, 1999, were distributions from real estate limited partnerships, principal reductions on loan receivables, revenues from property operations, and dividends from BBC. These funds were primarily utilized to reduce mortgage payables and other borrowings, to fund development and construction costs at the Center Port property, to purchase securities available for sale and to fund operating expenses and general and administrative expenses.

Year 2000 Considerations
------------------------
Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The consequences of incomplete or untimely resolution of year 2000 issues represent an uncertainty that could affect future financial results. The year 2000 issue affects virtually all companies and organizations.

The Company's computer system is composed of seven personal computers running on a Windows NT network. The Company's primary in-house computer applications consist of general ledger, accounts payable, property management, spreadsheet and database applications. The personal computers have been tested and found to be year 2000 compliant. The vendor of the general ledger, accounts payable and property management packages have indicated that their software is also year 2000 compliant. The spreadsheet and database applications utilized are the most recent versions available from Microsoft. Accordingly, the Company does not expect to expend material amounts to third parties to remediate any year 2000 problems. Should any of the above systems fail, the Company believes it would be able to process its data and monitor its accounts through manual systems or other alternative means. Additionally, the Company does not anticipate that it will have any material expenditures with respect to real estate owned by the Company.

With respect to the Company's subsidiary BBC, BBC has undertaken various initiatives intended to ensure that computer applications will function properly with respect to dates in the year 2000 and thereafter. BBC has established a year 2000 action plan that was presented to its Board of Directors on December 2, 1997. The action plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of 2000 on Computer Systems". The six phases of the BBC's action plan are: (1) Awareness - Define the year 2000 issues, gain executive level support, establish a project team and develop a strategy which encompasses technology and business issues,
(2) Assessment - Assess the size and complexity of the issues and detail the magnitude of the effort necessary to address them, (3) Renovation - Code enhancements, hardware and software upgrades, and system replacements, (4) Validation - Testing of software, system components and connections between systems, (5) Implementation - Systems should be certified as year 2000 ready by the business users, and (6) Contingency planning - determination of strategy to handle the most likely worst case scenarios on year 2000 issues.

BBC believes that it has completed the awareness and assessment phases of its action plan. Renovation, validation and implementation phases were approximately 95% completed at March 31, 1999 and are scheduled to be 100% completed as of June 30, 1999. The contingency planning phase was 90% completed as of March 31, 1999, and is scheduled to be 100% completed as of June 30, 1999.

Although BBC expects to meet its action plan schedule, there is no assurance that this timetable will be completed according to schedule.

The majority of BBC's mission critical information technology system structure ("IT") has been outsourced to third party vendors. BBC's internal IT primarily consists of a minicomputer for item processing and a personal computer based wide area network. The wide area network's primary function is to communicate with third party service bureaus and secondarily to run non-critical personal computer applications such as E-mail, word processing and spreadsheet programs. BBC has various non-IT systems including but not limited to, vault security equipment, branch security equipment, telephone systems, circuit boards on building equipment, building elevators, and appliances. The above IT and non-IT systems could fail or create erroneous results by or at the year 2000.

BBC relies on third party vendors to perform loan, deposit, general ledger, clearing agent functions and other application processing. BBC is monitoring the progress of these third party vendors in meeting their year 2000 obligations and is actively involved in the implementation and testing of the modified application programs. The third party vendors completed the update of the application programs during the fourth quarter of 1998 and BBC tested these applications during the first quarter of 1999. Although BBC currently has no indication that its third party vendors will not be able to operate as a result of year 2000 related problems, there is no assurance that these third party vendors will meet their obligations to BBC. Included in BBC's Statement of Operations during the three months ended March 31, 1999 and 1998 were $48,000 and $1,000 of third party expenses related to the year 2000 action plan. BBC estimates that it will spend approximately $100,000 on year 2000 consulting services, $300,000 on software and hardware maintenance specifically related to year 2000, $100,000 on RBCO system upgrades and consulting services and $100,000 for contingency planning during the year ended December 31, 1999. The above items will be expensed as incurred and do not include employee compensation allocated for time spent on the year 2000 project.

Risk factors associated with the year 2000 event include the risk that BBC's business could be disrupted due to vendors, suppliers, and customer system failures, or even the possible loss of electrical power or phone service. BBC is currently assessing the probability of these events occurring and has formulated a contingency plan. BBC could also be subjected to year 2000 litigation from customers, borrowers and suppliers as a result of both internal and third party system failures. BBC as part of its action plan has sent brochures to customers, and questionnaires to borrowers and suppliers, and as mentioned above is addressing both IT and non-IT year 2000 issues. Further, the credit quality of BBC's loans may be affected by the failure of a borrower's operating or other systems as a consequence of a year 2000 issue or the related failure of a borrower's key suppliers, customers, or service providers resulting in higher provisions for loan losses. BBC's underwriting and credit policies include consideration of a borrower's potential year 2000 issues. There is no assurance that BBC's borrowers will be able to meet their obligations to BBC if these borrowers experience year 2000 problems.

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

                           PART II - OTHER INFORMATION

Item 1 through 5. - Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

     a) Index to Exhibits: 27. Financial data schedule for the three months ended March 31, 1999.

     b) No report on Form 8-K was filed during the three months ended March 31, 1999.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BFC FINANCIAL CORPORATION



Date:     May 14, 1999       By:      /s/  Alan B. Levan
                                  --------------------------
                                  Alan B. Levan, President



Date:     May 14, 1999       By:      /s/  Glen R. Gilbert
                                  --------------------------
                                  Glen R. Gilbert, Executive Vice President
                                      and Chief Financial Officer