Form 10-Q
period 1999-06-30
BFC FINANCIAL CORP
filed 1999-08-06
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1999


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



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Consolidated Statements of Financial Condition as of June 30, 1999 and December 31, 1998 - Unaudited

               Consolidated Statements of Operations for the six and three month periods ended June 30, 1999 and 1998 - Unaudited

               Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended June 30, 1999 and 1998 - Unaudited

               Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 - Unaudited

               Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                       June 30, 1999 and December 31, 1998
                        (in thousands, except share data)
                                   (Unaudited)

                                Assets
                                                               1999       1998
                                                               ----       ----
Cash and cash equivalents                                    $  3,711      2,523
Securities available for sale                                   1,931        450
Investment in BankAtlantic Bancorp, Inc. ("BBC")               75,078     74,565
Mortgage notes and related receivables, net                     1,536      1,740
Investment real estate, net                                     6,007      6,172
Real estate held for development and sale                       2,852      1,811
Other assets                                                    4,308      3,996
                                                             --------   --------
     Total assets                                            $ 95,423     91,257
                                                             ========   ========

                      Liabilities and Stockholders' Equity

Subordinated debentures, net                                    1,455      1,452
Deferred interest on the subordinated debentures                2,457      2,217
Mortgage payables and other borrowings                         13,153     10,784
Other liabilities                                               5,856      5,967
Deferred income taxes                                          13,818     13,206
                                                             --------   --------
     Total liabilities                                         36,739     33,626

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                 --         --
Class A common stock of $.01 par value,
 authorized  20,000,000 shares; issued and outstanding
 6,454,494 in 1999 and 6,453,994 in 1998                           58         58
Class B common stock, of $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  2,354,907 in 1999 and  2,355,407 in 1998                         21         21
Additional paid-in capital                                     25,893     26,095
Retained earnings                                              34,523     30,660
                                                             --------   --------

 Total stockholders' equity before
  accumulated other comprehensive income                       60,495     56,834

Accumulated other comprehensive income-
  net unrealized appreciation (depreciation) on securities
  available for sale, net of deferred income taxes             (1,811)       797
                                                             --------   --------

 Total stockholders' equity                                    58,684     57,631
                                                             --------   --------

     Total liabilities and stockholders' equity              $ 95,423     91,257
                                                             ========   ========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations For the six
              and three month periods ended June 30, 1999 and 1998
                      (in thousands, except per share data)
                                   (Unaudited)


                                                 Six months ended   Three months ended
                                                      June 30,          June 30,
                                                  1999      1998     1999      1998
                                                  ----      ----     ----      ----
Revenues:
 Interest on mortgage notes and
  related receivables                            $   173       106       60        53
 Interest and dividends on securities
  available for sale and escrow accounts             107       129       51        58
 Earnings on real estate rental operations, net      587       406      265       165
 Sale of real estate                               1,072     3,717      243     3,717
 Earnings from real estate limited partnerships      847      --         87      --
 Equity in earnings of BBC                         5,926     4,459    3,181     2,404
 Other income                                        168        14      166         3
                                                 -------   -------  -------   -------

Total revenues                                     8,880     8,831    4,053     6,400
                                                 -------   -------  -------   -------

Costs and expenses:
 Interest on subordinated debentures                 247       258      125       130
 Interest on mortgages payable
  and other borrowings                               479       858      240       406
 Cost of sale of real estate                         748     2,380      169     2,380
 Allowance for loss on mortgage notes                150      --         75      --
 Write-down of investment                           --         184     --         184
 Expenses  (income) related to real estate held
  for development and sale, net                      (12)       71       (1)       30
 Employee compensation and benefits                  589       566      290       278
 Occupancy and equipment                              30        21       14        11
 General and administrative, net                     395       436      183       226
                                                 -------   -------  -------   -------

Total cost and expenses                            2,626     4,774    1,095     3,645
                                                 -------   -------  -------   -------
Income before income taxes and
 extraordinary items                               6,254     4,057    2,958     2,755
Provision  for income taxes                        2,391     1,313    1,015     1,002
                                                 -------   -------  -------   -------
Income before extraordinary items                  3,863     2,744    1,943     1,753
Extraordinary items:
 Gain from extinguishment of debt,
  net of income taxes of $10,000 for the six
  and three months ended June 30, 1998              --          17     --          17
                                                 -------   -------  -------   -------

Net income                                       $ 3,863     2,761    1,943     1,770
                                                 =======   =======  =======   =======

Basic earnings per share                         $  0.49      0.35     0.24      0.22
                                                 =======   =======  =======   =======

Diluted earnings per share                       $  0.43      0.30     0.22      0.19
                                                 =======   =======  =======   =======

Basic weighted average shares outstanding          7,957     7,950    7,957     7,952
                                                 =======   =======  =======   =======

Diluted weighted average shares outstanding        8,894     9,210    8,853     9,161
                                                 =======   =======  =======   =======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                For the six months ended June 30, 1999 and 1998
                                 (in thousands)
                                   (Unaudited)

                                                                                                            Net
                                                                                                        unrealized
                                                                                                       appreciation
                                                                                Addi-                 (depreciation)
                                           Compre-      Class A     Class B     tional                on securities
                                           hensive       Common      Common     Paid-in     Retained    available
                                           income        Stock        Stock     Capital     Earnings     for sale       Total
                                           ------        -----        -----     -------     --------     --------       -----
Balance,
 December  31, 1997                                     $    58          21      23,525       30,280         258       54,142
Comprehensive income
  Net income                               $ 2,761         --          --          --          2,761        --          2,761
  Other comprehensive income,
   net of tax:
    Unrealized gain on securities
     available for sale                         72         --          --          --           --          --           --
     Reclassification adjustment
      for gains and losses included
      in net income                           (248)        --          --          --           --          --           --
                                           -------
  Other comprehensive loss                    (176)        --          --          --           --          --           --
                                           -------
Comprehensive income                       $ 2,585         --          --          --           --          --           --
                                           =======
Net effect of BBC
 capital transactions, net of
 deferred income taxes                                     --          --         2,582         --          --          2,582
Change in BBC net unrealized
 appreciation  on securities
 available for sale-net of
 deferred  income taxes                                    --          --          --           --          (176)        (176)
Exercise of stock options                                  --          --            34         --          --             34
                                                        -------     -------     -------      -------     -------      -------
Balance, June 30, 1998                                  $    58          21      26,141       33,041          82       59,343
                                                        =======     =======     =======      =======     =======      =======

Balance,
 December 31, 1998                                      $    58          21      26,095       30,660         797       57,631
Comprehensive income
  Net income                               $ 3,863         --          --          --          3,863        --          3,863
  Other comprehensive income,
   net of tax:
    Unrealized losses on securities
     available for sale                     (2,854)        --          --          --           --          --           --
     Reclassification adjustment
      for gains and (losses)  included
      in net income                            246         --          --          --           --          --           --
                                           -------
  Other comprehensive loss                  (2,608)        --          --          --           --          --           --
                                           -------
Comprehensive income                       $ 1,255         --          --          --           --          --           --
                                           =======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                     --          --          (202)        --          --           (202)
Change in BBC net unrealized
 depreciation on securities
 available for sale-net of
 deferred  income taxes                                    --          --          --           --        (2,755)      (2,755)
BFC's net unrealized appreciation
 on securities available for sale-net
 of deferred income taxes                                  --          --          --           --           147          147
                                                        -------     -------     -------      -------     -------      -------
Balance, June 30, 1999                                  $    58          21      25,893       34,523      (1,811)      58,684
                                                        =======     =======     =======      =======     =======      =======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)

                                                                 June 30,
                                                            1999         1998
                                                            ----         ----

Operating activities:
Net income before extraordinary items                      $ 3,863        2,744
Adjustments to reconcile net income
 to net cash (used in) operating activities:
Equity in earnings of BBC                                   (5,926)      (4,459)
Depreciation                                                   250          320
Expenses (income) related to real estate held for
 development and sale, net                                     (12)          71
Earnings from real estate limited partnership                 (847)        --
Provision for income taxes                                   2,391        1,313
Allowance for loss on  mortgage notes                          150         --
Amortization on subordinated debentures                          5            5
Accretion of discount on loans receivable                      (17)         (22)
Increase in real estate development
 and construction costs                                     (1,765)      (1,075)
Gain on sale of real estate, net                              (324)      (1,337)
Proceeds from escrow for called debenture liability           --          2,161
Increase in deferred interest on the
 subordinated debentures                                       242          252
Accrued interest income on escrow accounts                     (62)         (66)
Increase in other liabilities                                   27           11
Increase in other assets                                      (415)         (97)
                                                           -------      -------
Net cash (used in) operating activities                     (2,440)        (179)
                                                           -------      -------

Investing activities:
Distributions from  real estate
 limited partnerships                                          847         --
Common stock dividends received from BBC                       606          581
Purchase of securities available for sale                   (1,250)      (4,827)
Proceeds from redemption and maturities
 of securities available for sale                                8        5,390
Principal reduction on mortgage notes and
 related receivables, net                                       71           90
Decrease in real estate
 held for development and sale                               1,031        3,239
Improvements to investment real estate                         (94)         (83)
Other                                                           40         --
                                                           -------      -------
Net cash provided  by  investing activities                  1,259        4,390
                                                           -------      -------

Financing activities:
Issuance of common stock                                      --             18
Borrowings                                                   2,500         --
Repayments of borrowings                                      (131)      (3,749)
                                                           -------      -------
Net cash  provided by (used in) financing activities         2,369       (3,731)
                                                           -------      -------

  Increase  in cash and cash equivalents                     1,188          480
  Cash and cash equivalents at beginning of period           2,523          604
                                                           -------      -------
  Cash and cash equivalents at end of period               $ 3,711        1,084
                                                           =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1999

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1998 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated statements of financial condition at June 30, 1999 and December 31, 1998, the unaudited consolidated statements of operations for the six and three month periods ended June 30, 1999 and 1998, the unaudited consolidated statements of stockholders' equity and comprehensive income for the six months ended June 30, 1999 and 1998 and the unaudited consolidated statements of cash flows for the six months ended June 30, 1999 and 1998. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior year balances have been reclassified to conform with the 1999 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at June 30, 1999 and December 31, 1998 is as follows (dollars in thousands):

                                             June 30,       December 31,
                                               1999            1998
                                               ----            ----
        BBC stockholders' equity            $ 236,588         240,440
        Ownership percentage                     31.9%           31.3%
                                            ---------       ---------
                                               75,519          75,340
        Purchase accounting adjustments          (441)           (775)
                                            ---------       ---------
        Investment in BBC                   $  75,078          74,565
                                            =========       =========

At June 30, 1999, the Company owned 6,578,671 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock representing 31.92% of all outstanding BBC Common Stock. At June 30, 1999, the Company's ownership of BBC Class A and Class B Common Stock was approximately 26% and 47%, respectively. The aggregate market value of the Company's investment in BBC at June 30, 1999 was approximately $87.3 million or approximately $12.2 million in excess of the carrying value in the financial statements.

On July 21, 1999 BBC's Board of Directors approved a 15% common stock dividend, payable in Class A common stock to both Class A and Class B common shareholders of record at the close of business on August 16, 1999. The distribution date of this common stock dividend is August 26, 1999. In this Form 10Q, the Company's Class A Common Stock in BBC have not been restated to reflect the 15% common stock dividend.

In June 1998, BBC acquired Ryan, Beck & Co., Inc. ("RBCO"), an investment banking firm that is principally engaged in the underwriting, distribution and trading of tax-exempt obligations and bank and thrift equity and debt securities. The RBCO acquisition agreement provided for the establishment of an incentive and retention pool, under which shares of BBC's Class A Common Stock representing 20% of the total transaction value were allocated to key employees of RBCO. The retention pool consists of restricted shares of Class A Common Stock, which will vest four years from the date of grant to employees who remain throughout the entire period. BFC's ownership percentage of BBC as of June 30, 1999 assumes that the 557,446 shares of restricted Class A Common Stock is not outstanding.

On July 14, 1999, BBC's Board of Directors approved the repurchase on the open market of up to $3.5 million shares of BBC's common stock. The BBC's Board authorized the repurchase of common stock on a "time-to-time" basis, depending upon market conditions and subject to compliance with applicable securities laws.

On April 6, 1999, BBC's Board of Directors granted, pursuant to the BankAtlantic Bancorp 1996 stock option plan, incentive stock options and nonqualifying stock options to purchase 361,458 shares and 145,792 shares, respectively, of Class A common stock with an exercise price of $7.125 to all officers of BankAtlantic. The options vest in five years and expire ten years after the grant date. Additionally, on April 6, 1999, BBC's Board of Directors granted nonqualifying stock options to purchase 10,000 shares of Class A common stock to employees of the Abdo Companies and nonqualifying stock options to purchase 20,000 shares of Class A common stock to outside Directors. The options vested on the grant date and expire ten years from the date of grant.

On April 6, 1999, BBC's Board of Directors granted, pursuant to the BankAtlantic Bancorp 1999 nonqualifying stock option plan, nonqualifying stock options to purchase 26,000 shares of Class A common stock with an exercise price of $7.125 to selected employees of BankAtlantic. The options vest in five years and expire ten years after the grant date.

On April 6, 1999, the Board of Directors granted, pursuant to the BankAtlantic Bancorp 1998 stock option plan, incentive stock options and nonqualifying stock options to purchase 190,035 shares and 15,965 shares of Class A common stock with an exercise price of $7.125 to certain employees of RBCO. The options vest in five years and expire ten years after the grant date.

On June 28, 1999, RBCO acquired the assets of Southeast Research Partners, Inc. for consideration consisting of 137,344 shares of restricted Class A common stock and $875,000 of cash. BBC also accrued $57,000 of acquisition costs. The assets of Southeast Research Partners primarily consisted of fixed assets with a fair value of $160,000. The goodwill from the acquisition, approximately $1.7 million, is tax deductible and will be amortized over its estimated useful life of 15 years. Furthermore, pursuant to the Southeast Research Partners acquisition agreement 41,950 shares of restricted Class A common stock were placed in an incentive retention pool for the benefit of certain employees of Southeast Research Partners. The restricted stock has a three year vesting period from the date of acquisition. All the restricted shares issued in connection with the acquisition were issued under the BankAtlantic Bancorp - Ryan Beck restricted stock incentive plan. Also, pursuant to the acquisition agreement, certain employees of Southeast Research Partners, as employees of RBCO, received options under the BankAtlantic Bancorp 1998 stock option plan to purchase 35,000 shares of Class A common stock with an exercise price of $7.25. The options vest in five years and expire ten years from the date of grant. Southeast Research Partners will be operated as a division of RBCO.

The exercise price for all of BBC's above option grants was equal to the market value of BBC's underlying common stock at the date of the grant.

On June 1, 1999, pursuant to the February 1998 acquisition agreement pursuant to which RBCO acquired Cumberland Advisors, BBC issued 35,625 shares of Class A common stock and made a cash payment of $266,000 to the former Cumberland Advisor partners. The Class A common stock is subject to restrictions prohibiting transfers for two years.

Pursuant to previously announced plans, during the six months ended June 30, 1999, BBC paid $8.4 million to repurchase and retire 999,700 shares of its Class A Common Stock, none of which were purchased by BFC.

3.  SECURITIES AVAILABLE FOR SALE

The composition of securities available for sale at June 30, 1999 and December 31, 1998 was as follows (in thousands):

                                                   June 30,  December 31,
                                                     1999       1998
                                                     ----       ----
          Investment in Mars, Inc.                      593        343
          Investment in Coin Wash Holdings, Inc.      1,000       --
          Other                                         338        107
                                                     ------     ------
                                                     $1,931        450
                                                     ======     ======

At June 30, 1999 and December 31, 1998, the market value of other securities available for sale approximated book value. Mars, Inc. and Coin Wash Holdings, Inc. are not public companies and therefore there is not a quoted market value for these investments. They are carried at the Company's cost therein which should approximate their market value.

The Company has provided and intends to provide in the future venture capital to companies in the early stages of their development. In connection therewith, through June 30, 1999 investments have been made in the following entities:

o Mars, Inc., is the nation's third-largest musical-instrument retailer, with stores in 10 states. Mars plans to have 34 stores open by the end of 1999, and 50 stores open by the end of the year 2000. The typical store is 38,000 square feet of space devoted to selling over 200,000 brand name products, a learning center, individual demo rooms, a fully operational stage, instrument service and repair centers and a recording studio, as well as educational and community outreach programs.

o Coin Wash Holdings, Inc. (Laundromax), is rolling out a national chain of laundromat and dry cleaning superstores with the long-term objective of becoming a dominant provider of laundry services in the United States.

In July 1999, the Company made additional investments in two other companies:

o Flexion Systems is developing new products and services that integrate voice and data communications, aimed at the rapidly growing small business sector. Flexion will develop a complete portfolio of hardware, software and services that will add recognizable business benefits to the end-user. The Company has made an investment of $1.5 million in Flexion.

o nCipher Corporation Ltd. develops secure hardware solutions with a goal of enabling the seamless application of cryptographic technologies for server applications including web sites, electronic commerce and digital certification. Its products include both software and hardware for the application of cryptographic acceleration. nCipher's flagship products, the nFast cryptographic accelerator provides a sophisticated and secure key management environment. The Company has made an investment of $1.7 million in nCipher.

The ownership of Mars was made directly by the Company and the ownership in the other companies has been made through investments in limited liability companies (LLC's) formed specifically for the purpose of owning the investments. The Company will act as the manager for the LLC's.

4.  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities and other supplemental cash flow items for the six months ended June 30, 1999 and 1998 were as follows (in thousands):

                                                            June 30,
                                                         1999       1998
                                                         ----       ----
    Change in stockholders' equity
      resulting from the Company's
      proportionate share of BBC's
      net unrealized appreciation
      (depreciation) on securities
      available for sale, net of
      deferred income taxes                              (2,755)      (176)
                                                         ======     ======
    Net effect of BBC capital transactions,
      net of income taxes                                  (202)     2,582
                                                         ======     ======
    Change in stockholders' equity resulting
      from the Company's net unrealized
      appreciation on securities available for
      sale, net of deferred income taxes                    147       --
                                                         ======     ======
    Transfers from escrow accounts to reflect
      payments on the called debenture liability            149        200
                                                         ======     ======
    Allowance for loss on mortgage notes                    150       --
                                                         ======     ======
    BBC's dividends on common stock
      declared and received in subsequent period            303        291
                                                         ======     ======
    Increase in equity for the tax effect related to
     the exercise of stock options                         --           16
                                                         ======     ======
    Deferred profit recognized                             --          316
                                                         ======     ======
    Net gain from extinguishment of debt,
     net of income taxes                                   --           17
                                                         ======     ======
    Interest paid on borrowings                             479        872
                                                         ======     ======

5. OTHER ASSETS AND OTHER LIABILITIES

Included in other liabilities at June 30, 1999 and December 31, 1998 was approximately $5.1 million and $5.3 million, respectively, of amounts associated with settlement of litigation. Such amounts do not bear interest. Included in other assets at June 30, 1999 and December 31, 1998 was approximately $2.7 million held in escrow accounts relating to payments associated with a portion of the settlement. Payments are made when a claimant presents a subordinated debenture that was cancelled upon settlement of the litigation. In January 2000, any amounts remaining in escrow will be released to the Company and after that date any payments would be paid directly by the Company.

6. BORROWINGS

At June 30, 1999, the Company had two revolving lines of credit. One is a $2.8 million line requiring only interest payments at prime plus 1%, an outstanding balance of approximately $350,000 and a maturity date of September 1999. The other was a $8.0 million line requiring only interest payments at prime plus 1%, an outstanding balance of approximately $2.5 million and a maturity date of February 2000.

7. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the six and three month periods ended June 30, 1999 and 1998 (in thousands, except per share data):

                                         Six months ended     Three months ended
                                             June 30,             June 30,
                                             --------             --------
                                         1999       1998       1999       1998
                                         ------     ------     ------     ------
Basic Numerator:
Net income available
 for common shareholders                 $3,863      2,761      1,943      1,770
                                         ======     ======     ======     ======

Basic Denominator
Weighted average shares
 outstanding                              7,957      7,950      7,957      7,952
                                         ======     ======     ======     ======

Basic earnings per share                 $  .49        .35        .24        .22
                                         ======     ======     ======     ======

Diluted Numerator:
Dilutive net income available
 to common shareholders                  $3,863      2,761      1,943      1,770
                                         ======     ======     ======     ======

Diluted Denominator
Basic weighted average shares
 outstanding                              7,957      7,950      7,957      7,952
Options                                     937      1,260        896      1,209
                                         ------     ------     ------     ------
Diluted weighted average shares
 outstanding                              8,894      9,210      8,853      9,161
                                         ======     ======     ======     ======

Diluted earnings per share               $  .43        .30        .22        .19
                                         ======     ======     ======     ======

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

                   BFC Financial Corporation and Subsidiaries
                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition

General

BFC Financial Corporation (the "Company" or "BFC") is a unitary savings bank holding company which owns in the aggregate approximately 31.92% of the outstanding BankAtlantic Bancorp, Inc. ("BBC") Common Stock. BBC is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic") by virtue of its ownership of 100% of the outstanding BankAtlantic Common Stock.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from these forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic factors (both generally and particularly in areas where the Company or its subsidiaries operate or hold assets), year 2000 considerations, the Company's limited sources of funds, regulatory limitations on the ability of BBC and BankAtlantic to pay dividends, interest rate risks, credit risks, competitive and other factors affecting the operations, markets, products and services, and expansion strategies of the Company and its subsidiaries including BBC and BankAtlantic, the speculative nature of the Company's real estate development activities, the speculative nature of the Company's investments described in "Securities Available for Sale" and the other factors discussed elsewhere in this report and in the documents filed by the Company with the Securities and Exchange Commission.
Many of these factors are beyond the Company's control.

Results of Operations

The Company's basic and diluted earnings per share were $0.24 and $0.22 for the quarter ended June 30, 1999, compared to basic and diluted earnings per share of $0.22 and $0.19 for the comparable period in 1998.

The Company's basic and diluted earnings per share were $0.49 and $0.43 for the six months ended June 30, 1999, compared to $0.35 and $0.30 for the comparable period in 1998.

For the three months ended June 30, 1999, the Company reported net income of approximately $1.9 million as compared to net income of approximately $1.8 million for the comparable period in 1998. Operations for the quarter ended June 30, 1998 included extraordinary gains of approximately $17,000 due to extinguishment of debt.

For the six months ended June 30, 1999, the Company reported net income of approximately $3.9 million as compared to net income of approximately $2.8 million for the comparable period in 1998. Operations for the six months ended June 30, 1998 included extraordinary gains of approximately $17,000. The 1998 extraordinary gain, net of income taxes was due to extinguishment of debt.

Increases (decreases) in revenues for the six and three month periods ended June 30, 1999, as compared to the comparable periods in 1998 were as follows (in thousands):

                                                      Six months ended June 30,       Three months ended June 30,
                                                      -------------------------       ---------------------------
                                                     1999       1998     Change        1999       1998      Change
                                                   ------     ------     ------      ------     ------      ------
 Interest on mortgage notes and
  related receivables                              $  173        106         67          60         53           7
 Interest and dividends on securities
  available for sale and escrow accounts              107        129        (22)         51         58          (7)
 Earnings on real estate rental operations, net       587        406        181         265        165         100
 Sale of real estate                                1,072      3,717     (2,645)        243      3,717      (3,474)
 Earnings from real estate limited partnership        847       --          847          87       --            87
 Equity in earnings of BBC                          5,926      4,459      1,467       3,181      2,404         777
 Other income, net                                    168         14        154         166          3         163
                                                   ------     ------     ------      ------     ------      ------
                                                   $8,880      8,831         49       4,053      6,400      (2,347)
                                                   ======     ======     ======      ======     ======      ======

Interest on mortgage notes and related receivables increased for the six and three month periods ended June 30, 1999 as compared to the same periods in 1998 primarily due to the interest earned on advances associated with the Company's development and construction of the Center Port property in Pompano Beach, Florida. The interest recognized on the Center Port advances during the six and three-month periods ended June 30, 1999 was approximately $96,000 and $22,000, respectively, and none was recognized during the 1998 periods. This increase was partially offset by a decrease in interest on mortgage notes receivables from an affiliated limited partnership.

Interest and dividends on securities available for sale and escrow accounts decreased for the six and three month periods ended June 30, 1999, as compared with the same periods in 1998 primarily due to a decrease in yields of investable funds and decreases in the average amount of investable funds.

Earnings on real estate rental operations, net increased for the six and three month periods ended June 30, 1999 as compared to the same periods in 1998 primarily due to an increase in rental income and decreases in depreciation and repair and maintenance expenses at the Company's Burlington Manufacturers Outlet Center ("BMOC") property. The increase in rental income was primarily due to rent received when a tenant cancelled a lease prior to its expiration.

During 1999, the Company sold approximately 5 acres of the Center Port property to an unaffiliated third party for approximately $1.1 million. The Company recognized a net gain from the sale of the real estate of approximately $324,000. During 1998, the Company sold approximately 18 acres of the Center Port property to unaffiliated third parties for approximately $3.4 million and the company recognized a net gain from the sale of real estate of approximately $1.0 million. In 1996, the Company sold a 50% interest in a property included in investment real estate. Since the Company was the maker on the non-recourse mortgage note on the property and since the Company maintained a 50% interest in the subject property, the gain on the sale of approximately $0.6 million was deferred. During the quarter ended June 30, 1998, 50% of the deferred profit of approximately $0.3 million was recognized upon refinancing the property's mortgage note. The remaining deferred profit will be recognized when the remaining interest in the property is sold.

During the six and three months ended June 30, 1999, the Company received a distribution of approximately $501,000 and $87,000, respectively, from a real estate limited partnership in which the Company holds an interest. The limited partnership sold 30 of 34 convenience stores that it owned during the first quarter of 1999. The limited Partnership sold another store in the second quarter of 1999. The Company has a 49.5% interest in this partnership and had written off its investment of approximately $441,000 in 1990 due to the bankruptcy of the entity leasing the real estate. The $501,000 and $87,000 has been included in earnings from real estate limited partnerships.

In March 1996, as part of the sale of the Company's Cypress Creek property in Fort Lauderdale, Florida, the Company received a 4.5% limited partnership interest in the partnership that acquired the property. In January 1999, the Company received a distribution of approximately $259,000 from the liquidation of this partnership. The $259,000 has been included in earnings from real estate limited partnerships.

Other income increased for the six and three month periods ended June 30, 1999 as compared to the same periods in 1998 primarily due to proceeds received relating to advances due from an affiliate which were written-off in prior years.

BBC's net income available for common shareholders for the six and three month periods ended June 30, 1999 and 1998 are summarized below (in thousands):

                                      For the six months    For the three months
                                        ended June 30,         ended June 30,
                                        --------------         --------------
                                      1999       1998        1999       1998
                                     -------    -------     -------    -------
Income from continuing operations    $16,800     11,866       8,629      7,019
Income (loss) from discontinued
 operations net of income taxes          801       (219)        801       (628)
                                     -------    -------     -------    -------
Net income                           $17,601     11,647       9,430      6,391
                                     =======    =======     =======    =======

The Company's equity in the earnings of BBC for the six and three month periods ended June 30, 1999 and 1998 was approximately $5.9 million and $4.5 million, respectively. The Company's equity in earnings of BBC for the quarter ended June 30, 1999 and 1998 was approximately $3.2 million and $2.4 million, respectively. The increase in equity in earnings of BBC for the six and three month periods ended June 30, 1999 as compared to the same periods in 1998 was primarily due to an increase in earnings by BBC. BBC's net income from continuing operations increased by 42% and 23% during the six and three month periods ended June 30, 1999 as compared to the same periods in 1998, respectively. The primary reasons for the increase in BBC's income from continuing operations were related to the following items:

    1. an improvement in BBC's net interest income resulting from an increase in interest earning assets and recognition of deferred interest income on a loan accounted for as a joint venture during 1998,
    2. BBC's higher transaction fee income resulting from changes made to the pricing of BBC's deposit products,
    3. BBC's additional ATM fees due to additional ATM machines added during 1998,
    4.  BBC's sale of a branch location for a $1.5 million gain,
    5. BBC's sale of one parcel of previously foreclosed commercial real estate for a $1.3 million gain,
    6. BBC's decline in employee compensation from bank operations due to a reduction of BBC's full time employees by approximately 201,
    7. BBC's lower other expenses from BBC's bank operations caused by the December 1998 restructuring, and
    8.  BBC's decline in advertising expense.

The above improvements in BBC's income from continuing operations were partially offset by:

    1. an increase in BBC's provision for loan losses resulting from small business loan charge-offs,
    2.  BBC's lower trading securities and loans held for sale gains,
    3.  BBC's higher occupancy costs due to an expanded branch and ATM network,
    4. BBC's lower gains from real estate sales and real estate joint venture operations, and
    5.  a $3.1 million loss before taxes from RBCO

The increase in income from continuing operations during the six months ended June 30, 1999 as compared to the same period in 1998 were also due to earnings from BBC's real estate joint venture activities.

BBC's discontinued operations - BBC's income from its discontinued operations for the three and six months ended June 30, 1999 was $801,000 compared to losses of $628,000 and $219,000 net of income taxes, respectively for the same 1998 periods. Substantially all of BBC's mortgage servicing assets were sold during the second quarter. BBC's income from discontinued operations resulted primarily from slower loan repayments than originally estimated which were caused by rising residential loan interest rates during the period. BBC's losses from discontinued operations during 1998 resulted from accelerated amortization of mortgage servicing rights reflecting prepayments of loans during the period and higher operating expenses

The Company's ownership in BBC at June 30, 1999 and 1998 was 31.9% and 31.8%, respectively, of all outstanding BBC Common Stock. The increase was primarily due to a reduction in the outstanding shares of BBC's Common Stock, primarily due to BBC's repurchases of its shares. The following table gives information regarding the Company's ownership interest in BBC at the dates indicated:

                            BBC                BBC
                          Class A            Class B
                          Common             Common              Total
                           Stock              Stock           Outstanding
                           -----              -----           -----------
    June 30, 1998          25.7%              47.0%              31.8%
    June 30, 1999          25.8%              47.0%              31.9%

Increases (decreases) in the Company's expenses for the six and three month periods ended June 30, 1999, as compared to the comparable periods in 1998 were as follows (in thousands):

                                                Six months ended June 30,           Three months ended June 30,
                                                -------------------------           ---------------------------
                                               1999        1998      Change        1999        1998      Change
                                               ----        ----      ------        ----        ----      ------
Interest on subordinated debentures         $   247         258         (11)        125         130          (5)
Interest on mortgages payable
 and other borrowings                           479         858        (379)        240         406        (166)
Cost of sale of real estate                     748       2,380      (1,632)        169       2,380      (2,211)
Allowance for loss on mortgage notes            150        --           150          75        --            75
Write-down of investment                       --           184        (184)       --           184        (184)
Expenses (income) related to real estate
 held for development and sale, net             (12)         71         (83)         (1)         30         (31)
Employee compensation and benefits              589         566          23         290         278          12
Occupancy and equipment                          30          21           9          14          11           3
General and administrative, net                 395         436         (41)        183         226         (43)
                                            -------     -------     -------     -------     -------     -------
                                            $ 2,626       4,774      (2,148)      1,095       3,645      (2,550)
                                            =======     =======     =======     =======     =======     =======

Interest on mortgage payables and other borrowings decreased for the six and three month periods ended June 30, 1999 as compared to the same periods in 1998 primarily due to a reduction in borrowings.

The Company recorded an allowance for loss on mortgage notes due from affiliated limited partnerships of approximately $75,000 for each of the quarters ended June 30, 1999 and March 31, 1999. This allowance for mortgage notes was based upon management's determination regarding the net carrying value of the loans and the estimated fair value of the underlying loan collateral.

Expenses (income) related to real estate held for development and sale decreased for the six and three month periods ended June 30, 1999 as compared to the same periods in 1998 primarily due to decreased property taxes, association fees and administrative expenses and an increase in rental income.

Employee compensation and benefits increased for the six and three month periods ended June 30, 1999 as compared to the same periods in 1998 primarily due to an increase in personnel and employee's profit sharing plan accrual contribution.

General and administrative, net decrease for the six months ended June 30, 1999 as compared to the same periods in 1998 primarily due to a decrease in leasing fees and intangible taxes.

Segment Reporting

The Company has three reportable segments:
o         Investment in BBC
o         Real estate operations
o         Other

Investment in BBC consist of the Company's ownership interest in the common stock of BBC. The Company's ownership position is carried on the equity method and as of June 30, 1999 and 1998 the Company's ownership in BBC was approximately 31.9% and 31.8%, respectively, of all of the outstanding BBC Common Stock. In addition to its investment in BBC, the Company owns and manages real estate, included in the Consolidated Statements of Financial Condition as investment real estate, net and real estate held for development and sale. Investment real estate, net includes the BMOC property and a 50% interest in the Delray property. The real estate held for development and sale is the Center Port property, part of which is being developed and the remainder is being held for sale. Real estate operations also includes mortgage notes receivables which relate to the sale of properties previously owned by the Company. Other segments includes securities available for sale, repurchase agreements and escrow accounts related to a portion of debentures which were cancelled in connection with the settlement of litigation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in its 1998 Annual Report.

The Company evaluates segment performance based on its operating profit before tax and overhead allocations. The tables below provide segment information for the six and three month periods ended June 30, 1999 and 1998 (in thousands):

                                                           Real
                                         Investment       Estate
                                            in BBC       Operations       Other    Eliminations  Consolidated
                                            ------       ----------       -----    ------------  ------------
For the six months ended June 30, 1999
 Total revenues                           $  5,926          2,706           183            65         8,880
                                          ========          =====         =====            ==      ========
 Operating profit                         $  5,926          1,356           183            65         7,530
                                          ========          =====         =====            ==
 General non-allocable expenses:
  Interest on subordinated debentures                                                                  (247)
  Interest on mortgages payable
   and other borrowings                                                                                 (15)
  Employee compensation and benefits                                                                   (589)
  Occupancy and equipment                                                                               (30)
  General and administrative, net                                                                      (395)
                                                                                                   --------
 Income before income taxes                                                                        $  6,254
                                                                                                   ========

 Identifiable assets at June 30, 1999     $ 75,078         11,420         6,580          --          93,078
 Corporate assets                                                                                     2,345
                                                                                                   --------
 Total assets at June 30, 1999                                                                     $ 95,423
                                                                                                   ========

                                                           Real
                                         Investment       Estate
                                            in BBC       Operations       Other    Eliminations  Consolidated
                                            ------       ----------       -----    ------------  ------------
For the six months ended June 30, 1998
 Total revenues                           $  4,459          4,159           143            70         8,831
                                          ========          =====         =====            ==      ========
 Operating profit                         $  4,459            754           143            70         5,426
                                          ========          =====         =====            ==
 General non-allocable expenses:
  Interest on subordinated debentures                                                                  (258)
  Interest on mortgages payable
   and other borrowings                                                                                 (88)
  Employee compensation and benefits                                                                   (566)
  Occupancy and equipment                                                                               (21)
  General and administrative, net                                                                      (436)
                                                                                                   --------
 Income before income taxes                                                                        $  4,057
                                                                                                   ========

 Identifiable assets at June 30, 1998     $ 80,090         14,863         4,228          --          99,181
 Corporate assets                                                                                       951
                                                                                                   --------
 Total assets at June 30, 1998                                                                     $100,132
                                                                                                   ========

                                                           Real
                                         Investment       Estate
                                            in BBC       Operations       Other    Eliminations  Consolidated
                                            ------       ----------       -----    ------------  ------------
For the three months ended June 30, 1999
Total revenues                            $  3,181            711           128            33         4,053
                                          ========          =====         =====            ==      ========

Operating profit                          $  3,181            235           128            33         3,577
                                          ========          =====         =====            ==
General non-allocable expenses:
 Interest on subordinated debentures                                                                   (125)
 Interest on mortgages payable
  and other borrowings                                                                                   (7)
 Employee compensation and benefits                                                                    (290)
 Occupancy and equipment                                                                                (14)
 General and administrative, net                                                                       (183)
                                                                                                   --------
Income before income taxes                                                                         $  2,958
                                                                                                   ========

Identifiable assets at June 30, 1999      $ 75,078         11,420         6,580          --          93,078
Corporate assets                                                                                      2,345
                                                                                                   --------
Total assets at June 30, 1999                                                                      $ 95,423
                                                                                                   ========

                                                           Real
                                         Investment       Estate
                                            in BBC       Operations       Other    Eliminations  Consolidated
                                            ------       ----------       -----    ------------  ------------
For the three months ended June 30, 1998
Total revenues                            $  2,404          3,902            61            33         6,400
                                          ========          =====         =====            ==      ========
Operating profit                          $  2,404            946            61            33         3,444
                                          ========          =====         =====            ==
General non-allocable expenses:
 Interest on subordinated debentures                                                                   (130)
 Interest on mortgages payable
  and other borrowings                                                                                  (44)
 Employee compensation and benefits                                                                    (278)
 Occupancy and equipment                                                                                (11)
 General and administrative, net                                                                       (226)
                                                                                                   --------
Income before income taxes                                                                         $  2,755
                                                                                                   ========

Identifiable assets at June 30, 1998      $ 80,090         14,863         4,228          --          99,181
Corporate assets                                                                                        951
                                                                                                   --------
Total assets at June 30, 1998                                                                      $100,132
                                                                                                   ========


Financial Condition

The Company's total assets at June 30, 1999 and at December 31, 1998 were $95.4 million and $91.3 million, respectively. The majority of the difference at June 30, 1999 as compared to December 31, 1998 was due to increases in securities available for sale, investment in BBC and real estate held for development and sale and other assets.

Securities available for sale increased due to the $1.0 million investment in Coin Wash Holdings, Inc. and an additional investment of $250,000 in Mars, Inc. Subsequent to the end of the quarter, the Company invested $3.2 million in other entities.

Real estate held for development and sale increased primarily due to advances for development and construction costs. This increase in real estate held for development and sale was offset in part with the sale of 5 acres of the Company's Center Port property to unaffiliated third parties.

Investment in BBC increased by $513,000 due to equity in earnings of BBC of approximately $5.9 million. This increase was offset in part by the net effect of BBC capital transactions of approximately $481,000 and BBC's change in net unrealized appreciation on securities available for sale of approximately $4.3 million and dividends of approximately $606,000.

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is equity risk through its investment in BBC. The Company also bears a market risk in the investments included in securities available for sale.

Equity Pricing Risk

The Company's primary equity investment is its investment in BBC. Since this investment is carried using the equity method of accounting, changes in market price of BBC stock would not have a direct impact on the Company's financial statements, however, a change in market price could likely have an impact on the investment community's view of the Company. This investment was entered into for purposes other than trading purposes. The following table shows changes in the market value of the Company's investment in BBC at June 30, 1999 based on percentage changes in market price. Actual future price changes may be different from the changes identified in the table below (in thousands):

                      Percent
                     Change In                     Market
                   Market Price                     Value
                   ------------                     -----
                    20.00%                    $   104,777
                    10.00%                         96,045
                     0.00%                         87,314
                   (10.00)%                        78,582
                   (20.00)%                        69,851


BBC maintains a portfolio of trading and available for sale securities which subjects BBC to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of BBC's securities sold not yet purchased, trading and available for sale securities at June 30, 1999 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                 Available       Securities          Total
    Percent         Trading       for Sale        Sold Not          Dollar
    Change in     Securities     Securities         Yet           Change from
   Fair Value     Fair Value     Fair Value       Purchased           0%
   ----------     ----------     ----------       ---------        ---------
                             (dollars in thousands)
     20  %        $ 24,050        $ 33,750        $ (3,321)        $ 10,464
     10  %        $ 22,046        $ 30,938        $ (3,736)        $  5,232
      0  %        $ 20,042        $ 28,125        $ (4,151)        $      0
    (10) %        $ 18,038        $ 25,313        $ (4,566)        $ (5,232)
    (20) %        $ 16,034        $ 22,500        $ (4,981)        $(10,464)

RBCO is a market maker in equity securities which could from time to time require them to hold securities during declining markets. BBC attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of BBC's overall asset and liability management process.

Management does not believe that market risk on the Company's other equity instruments and investments would have a significant impact on the financial condition of the Company.

Interest Rate Risk

The majority of BBC's assets and liabilities are monetary in nature subjecting BBC to significant interest rate risk. During 1998, BBC began trading government securities which are generally bought and sold on the same day. During the second quarter of 1999 BBC's trading activities were expanded beyond trading in government securities to trading in options and futures on Eurodollar time deposits which expire in three months or less. Eurodollar time deposits are indexed to the LIBOR. BBC has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring BBC's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 1999 resulting from a change in interest rates.
Interest rate sensitive instruments included in the model were BBC's:

     o         loan portfolio,
     o         debt securities available for sale,
     o         investment securities,
     o         FHLB stock,
     o         Federal Funds sold,
     o         deposits,
     o         advances from FHLB,
     o         securities sold under agreements to repurchase,
     o         Federal Funds purchased,
     o         Notes and Bonds payable
     o         Subordinated Debentures,
     o         Trust Preferred Securities,
     o         off-balance sheet loan commitments, and
     o         Eurodollar time deposit options and futures

BBC has no off-balance sheet derivatives other than fixed rate loan commitments aggregating $13.5 million at June 30, 1999.

The model calculates the net potential gains and losses in net portfolio fair value by:

       (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at June 30, 1999,

       (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and

       (iii) the difference between the fair value calculated in (i) and (ii) is the potential gains and loss in net portfolio fair values.

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

Presented below is an analysis of BBC's interest rate risk at June 30, 1999 as calculated utilizing BBC's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                            Net Portfolio
              Changes           Value         Dollar
              in Rate          Amount          Change
              -------          ------          ------
                         (Dollars in thousands)
             +200  bp  $      298,084       (42,090)
             +100  bp         317,344       (22,830)
                0  bp         340,174             0
             (100) bp         362,490        22,316
             (200) bp         339,333          (841)

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

Liquidity and Capital Resources

Pursuant to the terms of the applicable escrow agreements established to fund payment of amounts associated with a settlement of litigation, at June 30, 1999, approximately $2.7 million remained in escrow accounts to fund future payments. Any amounts remaining in escrow in January 2000 will be released to the Company and any future payments associated with these settlements will be paid from the Company's working capital. Payments are made when a claimant presents a subordinated debenture that was cancelled upon settlement of the litigation. At June 30, 1999, there was approximately $5.1 million associated with these settlements that could be presented for payment. The Company is not obligated to pay interest on these amounts.

Pursuant to their terms, the Company may elect to defer interest payments on the outstanding subordinated debentures if management of the Company determines in its discretion that the payment of interest would impair the operations of the Company. Items considered in the decision to defer the interest payment include, among other items, the ability to identify which subordinated debentures are held by Holders in Due Course and the Company's current operating expenses. Since December 31, 1991, the Company has deferred interest payments on its subordinated debentures.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after interest earned on advances made by the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party the Cypress Creek property, consisting of 23.7 acres of unimproved land. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the Company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction, which was included in cost of sale of real estate. As part of the sale of the Cypress Creek property, the Company received a 4.5% limited partnership interest in the partnership that acquired the property. In January 1999, the Company received a distribution of approximately $259,000 from the liquidation of the partnership. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller the Center Port property consisting of approximately 70 acres of unimproved land. Through June 30, 1999, 47 acres had been sold from the Center Port property to unaffiliated third parties for approximately $12.8 million and the Company recognized net gains from the sale of real estate of approximately $3.1 million. Included in cost of sales is approximately $2.2 million, representing the Abdo Group's profit participation from the transactions. Payment of profit participation to the Abdo Group will be deferred until the Company is repaid on advances and interest. The remainder of the Center Port property is currently being marketed for sale.

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

As previously indicated the Company holds approximately 31.9% of all outstanding BBC Common Stock. BBC has paid a regular quarterly dividend since its formation and management of BBC has indicated that it currently anticipates that it will pay regular quarterly cash dividends on the BBC Common Stock. The availability of funds for the payment of dividends by BBC is dependent upon BankAtlantic's ability to pay dividends to BBC. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment by BBC of dividends to its shareholders, including the Company.

At June 30, 1999, the Company had available approximately $5.5 million on revolving lines of credit.

At June 30, 1999, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 7.73%, 12.36% and 13.61%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a "well-capitalized" institution.

Cash Flows

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                                      Six months ended
                                                         June 30,
                                                         --------
     Net cash provided (used) by:                    1999          1998
                                                    -------       -------
       Operating activities                         $(2,440)         (179)
       Investing activities                           1,259         4,390
       Financing activities                           2,369        (3,731)
                                                    -------       -------
         Increase in cash and cash equivalents      $ 1,188           480
                                                    =======       =======

The primary sources of funds to the Company for the six months ended June 30, 1999, were distributions from real estate limited partnerships, increase in borrowings, principal reductions on loan receivables, revenues from property operations, and dividends from BBC. These funds were primarily utilized to reduce mortgage payables and other borrowings, to fund development and construction costs at the Center Port property, to purchase securities available for sale and to fund operating expenses and general and administrative expenses.

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

BBC has undertaken various initiatives intended to ensure that computer applications will function properly with respect to dates in the Year 2000 and thereafter. BBC has established a Year 2000 action plan which was presented to BBC's Board of Directors on December 2, 1997. The action plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of 2000 on Computer Systems". The six phases of BBC's action plan are: (1) Awareness - Define the Year 2000 issues, gain executive level support, establish a project team and develop a strategy which encompasses technology and business issues, (2) Assessment - Assess the size and complexity of the issues and detail the magnitude of the effort necessary to address them,
(3) Renovation - Code enhancements, hardware and software upgrades, and system replacements, (4) Validation - Testing of software, system components and connections between systems, (5) Implementation - Systems should be certified as Year 2000 ready by the business users, and (6) Contingency planning - determination of strategy to handle the most likely worst case scenarios on Year 2000 issues.

BBC has completed its action plan except that some validation and implementation activities with respect to a limited number of non-critical systems and processes will be completed in the third quarter.

The majority of BBC's mission critical information technology system structure ("IT") has been outsourced to third party vendors. BBC's internal IT primarily consists of a minicomputer for item processing and a personal computer based wide area network. The wide area network's primary function is to communicate with third party service bureaus and secondarily to run non-critical personal computer applications such as E-mail, word processing and spreadsheet programs. BBC has various non-IT systems including but not limited to, vault security equipment, branch security equipment, telephone systems, circuit boards on building equipment, building elevators, and appliances. While the above IT and non-IT systems could fail or create erroneous results by or at the Year 2000, BBC believes that all mission critical IT and non-IT systems are Year 2000 compliant. Further, BBC expects that the remaining non-mission critical applications will be Year 2000 compliant by the third quarter of 1999.

BBC relies on third party vendors to perform loan, deposit, general ledger, clearing agent functions and other application processing. BBC has monitored the Year 2000 progress of its mission critical and non-mission critical vendors. Most contracts with vendors signed after January 1998 have included warranties regarding the Year 2000 compliance of such vendors' systems. However, while BBC believes that these contractual provisions are enforceable, BBC is not relying on the enforceability of the assurances but has instead established alternatives in its contingency planning in the event Year 2000 issues arise. For those contracts signed prior to January 1998, BBC has worked closely with vendors to evaluate Year 2000 compliance. BBC sent out questionnaires to all of its vendors and 62% of the total vendors responded and 100% of the mission critical vendors responded. Thirty-three vendors have been identified as providing mission critical systems, processes or services. All but one of the mission critical vendors are believed to be Year 2000 compliant. The one vendor not compliant is a governmental agency which provides software for regulatory reports filed with such agency. BBC expects to receive an upgraded version of the reporting software from the governmental agency later this year. The reporting requirement can be satisfied by filing manual documents if the software is not compliant. Although BBC expects all of its vendors to be Year 2000 compliant, BBC may experience adverse consequences if any of its vendors or the services provided by the vendors experience Year 2000 computer failures. Included in BBC's Statement of Operations during the three and six months ended June 30, 1999 and 1998 were $19,000 and $67,000 and $35,000 and $36,000, respectively, of third party expenses related to the Year 2000 action plan. BBC estimates that it will spend approximately $100,000 on Year 2000 consulting services, $300,000 on software and hardware maintenance specifically related to Year 2000, $100,000 on RBCO system upgrades and consulting services and $100,000 for contingency planning during the year ended December 31, 1999. The above items will be expensed as incurred and do not include employee compensation allocated for time spent on the Year 2000 project. Included in BBC's above Year 2000 expenses are remediation expenses. Remediation expenses through June 30, 1999 were approximately $25,000. BBC anticipates incurring approximately $50,000 of additional remediation expenses during 1999.

Risk factors associated with the Year 2000 include the risk that BBC's business could be disrupted due to vendors, suppliers, and customer system failures, or even the possible loss of electrical power or phone service. BBC has assessed the probability of these events and has formulated a contingency plan. BBC could also be subjected to Year 2000 litigation from customers, borrowers and suppliers as a result of both internal and third party system failures. Further, the credit quality of BBC's loans may be affected by the failure of a borrower's operating or other systems as a consequence of a Year 2000 issue or the related failure of a borrower's key suppliers, customers, or service providers resulting in higher provisions for loan losses.

BBC has determined that consumer and residential loans involve little or no Year 2000 risk, while small business loans and commercial loans have potential Year 2000 risk. BBC's underwriting and credit policies have been revised to now include consideration of a borrower's potential Year 2000 issues. BBC's small business and commercial lending departments have established specific Year 2000 credit policies, which are summarized below.

BBC's Small Business Loans - The individual dollar amount of these loans in this category is low. Most loans are for less than $100,000. BBC has sent out Year 2000 questionnaires to all small business customers and received a 60% response rate. Based on our review of the responses, BBC attempted to assess the Year 2000 risk of each borrower.

BBC's Commercial Loans - The majority of BBC's commercial loans are collateralized by real estate, some of which involve land only, which mitigates the Bank's risk for category of loan. BBC has sent out Year 2000 questionnaires to all commercial loan customers and received a 54% response rate. The Commercial Loan officers have had one-on-one meetings with each Borrower to discuss Year 2000 issues. Based on the responses and the meetings, the officer's categorized each loan as High, Medium or Low Year 2000 risk. High risk loans are being monitored to determine the Borrower's progress towards Year 2000 compliance. Once achieved, the loan is moved to a lower risk category. There have been no loans made in 1999 that are considered High Risk. Should BankAtlantic decide to extend a credit to a High Risk Borrower, policies are in place to mitigate the risk, such as protracted terms or charging a premium on the loan's interest rate. There is no assurance that BBC's borrowers will be able to meet their obligations to BBC if these borrowers experience Year 2000 problems.

Certain assets of BBC may have to be replaced, based on upgrades to equipment and software that are part of BBC's normal business needs, rapidly developing technology, and a three year capital equipment and software replacement plan. BBC does not anticipate impairment or significant replacement of assets related to the Year 2000 issue.

There is no assurance that the foregoing has identified all costs, risks or possible losses which BBC may experience associated with Year 2000 issues. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect BBC's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, borrowers and customers, BBC is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on BBC's results of operations, liquidity or financial condition. The goal of the Year 2000 Project is to significantly reduce BBC's level of uncertainty about the Year 2000 issues and, BBC believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

                           PART II - OTHER INFORMATION

Item 1 through 5. - Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

a)       Index to Exhibits:
         27. Financial data schedule for the six months ended June 30, 1999.

b) No report on Form 8-K was filed during the three months ended June 30, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BFC FINANCIAL CORPORATION



Date:     August 6, 1999      By:      /s/  Alan B. Levan
                                   -----------------------------------------
                                   Alan B. Levan, President



Date:     August 6, 1999      By:      /s/  Glen R. Gilbert
                                   -----------------------------------------
                                   Glen R. Gilbert, Executive Vice President
                                       Chief Accounting Officer and
                                       Chief Financial Officer