Form 10-Q/A
period 1999-06-30
BFC FINANCIAL CORP
filed 1999-09-10
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q/A

                               Amendment No. 1 to
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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

The  undersigned   Registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as set forth in the pages attached hereto:

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - Replace section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Year 2000 Considerations" with the following replacement section.

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

BBC has undertaken various initiatives intended to ensure that computer applications will function properly with respect to dates in the Year 2000 and thereafter. BBC has established a Year 2000 action plan, which was presented, to BBC's Board of Directors on December 2, 1997. The action plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of 2000 on Computer Systems". The six phases of BBC's action plan are: (1) Awareness - Define the Year 2000 issues, gain executive level support, establish a project team and develop a strategy which encompasses technology and business issues, (2) Assessment - Assess the size and complexity of the issues and detail the magnitude of the effort necessary to address them,
(3) Renovation - Code enhancements, hardware and software upgrades, and system replacements, (4) Validation - Testing of software, system components and connections between systems, (5) Implementation - Systems should be certified as Year 2000 ready by the business users, and (6) Contingency planning - determination of strategy to handle the most likely worst case scenarios on Year 2000 issues.

BBC has completed its action plan for mission critical system and processes. Certain non-critical system and process validation and implementation not yet finalized will be completed in the third quarter.

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

BBC relies on third party vendors to perform loan, deposit, general ledger, clearing agent functions and other application processing. BBC has monitored the Year 2000 progress of its mission critical and non-mission critical vendors. Most contracts with vendors signed after January 1998 have included Year 2000 warranty language. While BBC believes that these contractual provisions are enforceable, BBC nevertheless has established alternatives in its contingency planning in the event Year 2000 problems arise. For those contracts signed prior to January 1998, BBC has worked closely with vendors to evaluate Year 2000 compliance. BBC sent out questionnaires to all of its vendors and 62% of the total vendors responded and 100% of the mission critical vendors responded. Thirty-three vendors have been identified as providing mission critical systems, processes or services. All but one of the mission critical vendors are believed to be Year 2000 compliant. The one noncompliant vendor is a governmental agency that provides software for regulatory reports filed with such agency. While BBC expects to receive an upgraded version of the reporting software from the governmental agency later this year, the reporting requirement can be satisfied by filing manual documents if the software is not compliant. Although BBC expects all of its vendors to be Year 2000 compliant, BBC may experience adverse consequences if any of its vendors or the services provided by the vendors are impacted by Year 2000 computer failures. Included in BBC's Statement of Operations during the three and six months ended June 30, 1999 and 1998 were $19,000 and $67,000 and $35,000 and $36,000, respectively, of third party expenses related to the Year 2000 action plan. BBC estimates that it will spend approximately $100,000 on Year 2000 consulting services, $300,000 on software and hardware maintenance specifically related to Year 2000, $100,000 on RBCO system upgrades and consulting services and $100,000 for contingency planning during the year ended December 31, 1999. The above items will be expensed as incurred and do not include employee compensation allocated for time spent on the Year 2000 project. Included in BBC's above Year 2000 expenses are remediation expenses. Remediation expenses through June 30, 1999 were approximately $25,000. BBC anticipates incurring approximately $50,000 of additional remediation expenses during 1999.

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

BBC's Small Business Loans - The individual dollar amount of these loans in this category is low. Most loans are for less than $100,000. BBC has sent out Year 2000 questionnaires to all small business borrowers and received a 60% response rate. Based on our review of the responses, BBC attempted to assess the Year 2000 risk of each borrower.

BBC's Commercial Loans - The majority of BBC's commercial loans are collateralized by real estate, some of which involve land only, which mitigates the Bank's risk for this category of loan. BBC has sent out Year 2000 questionnaires to all commercial loan borrowers and received a 54% response rate. The Commercial Loan officers have had one-on-one meetings with each Borrower to discuss Year 2000 issues. Based on the responses and the meetings, the officer's categorized each loan as High, Medium or Low Year 2000 risk. High risk loans are being monitored to determine the Borrower's progress towards Year 2000 compliance. Once achieved, the loan is moved to a lower risk category. There have been no loans made in 1999 that are considered High Risk. Should BankAtlantic decide to extend a credit to a High Risk Borrower, policies are in place to mitigate the risk, such as protracted terms or charging a premium on the loan's interest rate.

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


                                BFC FINANCIAL CORPORATION



Date:     September 9, 1999     By:      /s/  Alan B. Levan
                                     -----------------------------------------
                                     Alan B. Levan, President



Date:     September 9, 1999     By:      /s/  Glen R. Gilbert
                                     -----------------------------------------
                                     Glen R. Gilbert, Executive Vice President
                                         Chief Accounting Officer and
                                         Chief Financial Officer