Form 10-Q
period 1999-09-30
BFC FINANCIAL CORP
filed 1999-11-12
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1999


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



PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Statements of Financial Condition as of September 30, 1999 and December 31, 1998 - Unaudited

                  Consolidated Statements of Operations for the nine and three month periods ended September 30, 1999 and 1998 - Unaudited

                  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 1999 and 1998 - Unaudited

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 - Unaudited

                  Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                    September 30, 1999 and December 31, 1998
                        (in thousands, except share data)
                                   (Unaudited)

                                Assets
                                                              1999        1998
                                                              ----        ----
Cash and cash equivalents                                   $    884       2,523
Securities available for sale                                  8,047         450
Investment in BankAtlantic Bancorp, Inc. ("BBC")              75,850      74,565
Mortgage notes and related receivables, net                    1,434       1,740
Investment real estate, net                                    5,899       6,172
Real estate held for development and sale                      2,894       1,811
Other assets                                                   4,185       3,996
                                                            --------    --------
     Total assets                                           $ 99,193      91,257
                                                            ========    ========

                      Liabilities and Stockholders' Equity

Subordinated debentures, net                                    --         1,452
Deferred interest on the subordinated debentures                --         2,217
Mortgage payables and other borrowings                        18,318      10,784
Other liabilities                                              6,008       5,967
Deferred income taxes                                         14,621      13,206
                                                            --------    --------
     Total liabilities                                        38,947      33,626


Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                --          --
Class A common stock of $.01 par value,
 authorized  20,000,000 shares; issued and outstanding
 6,454,494 in 1999 and 6,453,994 in 1998                          58          58
Class B common stock, of $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  2,354,907 in 1999 and  2,355,407 in 1998                        21          21
Additional paid-in capital                                    26,043      26,095
Retained earnings                                             37,431      30,660
                                                            --------    --------

 Total stockholders' equity before
  accumulated other comprehensive income                      63,553      56,834

Accumulated other comprehensive (loss) income -
  net unrealized (depreciation) appreciation
  on securities available for sale, net of
  deferred income taxes                                       (3,307)        797
                                                            --------    --------

 Total stockholders' equity                                   60,246      57,631
                                                            --------    --------

     Total liabilities and stockholders' equity             $ 99,193      91,257
                                                            ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
     For the nine and three month periods ended September 30, 1999 and 1998
                      (in thousands, except per share data)
                                   (Unaudited)


                                                    Nine months ended      Three months ended
                                                      September 30,          September 30,
                                                      -------------          -------------
                                                    1999        1998       1999        1998
                                                    ----        ----       ----        ----
Revenues:
 Interest on mortgage notes and
  related receivables                             $  1,165         159        992          53
 Interest and dividends on securities
  available for sale and escrow accounts               173         178         66          49
 Earnings on real estate rental operations, net        848         683        261         277
 Sale of real estate                                 1,897       8,134        825       4,417
 Earnings from real estate limited partnerships        847        --         --          --
 Equity in earnings (losses) of BBC                  9,113       1,607      3,187      (2,852)
 Other income                                          192          23         24           9
                                                  --------    --------   --------    --------

Total revenues                                      14,235      10,784      5,355       1,953
                                                  --------    --------   --------    --------

Costs and expenses:
 Interest on subordinated debentures                   353         373        106         115
 Interest on mortgages payable
  and other borrowings                                 780       1,161        301         303
 Cost of sale of real estate                           807       5,521         59       3,141
 Allowance for loss on mortgage notes                  225        --           75        --
 Write-down of investment                             --           184       --          --
(Income) expenses related to real estate held
  for development and sale, net                        (47)        107        (35)         36
 Employee compensation and benefits                    887         865        298         299
 Occupancy and equipment                                43          32         13          11
 General and administrative, net                       524         598        129         162
                                                  --------    --------   --------    --------

Total cost and expenses                              3,572       8,841        946       4,067
                                                  --------    --------   --------    --------
Income (loss) before income taxes and
 extraordinary items                                10,663       1,943      4,409      (2,114)
Provision  (benefit) for income taxes                4,005         395      1,614        (918)
                                                  --------    --------   --------    --------
Income (loss) before extraordinary items             6,658       1,548      2,795      (1,196)
Extraordinary items:
 Gain on settlements of litigation, net of
  income taxes of $183,000 in 1999                     292        --          292        --
 (Loss) gain from extinguishment of debt,
  net of income taxes (benefits) of  ($112,000)
  in 1999 and $39,000 and $29,000 for the nine
  and three month periods ended
  September 30, 1998                                  (179)         61       (179)         44
                                                  --------    --------   --------    --------

Net income (loss)                                 $  6,771       1,609      2,908      (1,152)
                                                  ========    ========   ========    ========

Basic earnings (loss) per share
 Before extraordinary items                           0.84        0.19       0.35       (0.15)
 Extraordinary items                                  0.01        0.01       0.01        0.01
                                                  --------    --------   --------    --------
 Net income (loss)                                $   0.85        0.20       0.36       (0.14)
                                                  ========    ========   ========    ========

Diluted earnings (loss) per share
 Before extraordinary items                           0.75        0.17       0.32       (0.13)
 Extraordinary items                                  0.01        0.01       0.01        --
                                                  --------    --------   --------    --------
 Net income (loss)                                $   0.76        0.18       0.33       (0.13)
                                                  ========    ========   ========    ========

Basic weighted average shares outstanding            7,957       7,953      7,957       7,957
                                                  ========    ========   ========    ========

Diluted weighted average shares outstanding          8,858       9,156      8,780       9,049
                                                  ========    ========   ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                           For the nine months ended
             September 30, 1999 and 1998 (in thousands) (Unaudited)

                                                                                                    Net
                                                                                                unrealized
                                                                                               appreciation
                                                                            Addi-              (depreciation)
                                         Compre-     Class A    Class B     tional              on securities
                                         hensive     Common      Common    Paid-in   Retained     available
                                         income      Stock       Stock     Capital   Earnings      for sale     Total
                                         ------      -----       -----     -------   --------      --------     -----
Balance,
 December  31, 1997                                  $    58         21     23,525      30,280        258      54,142
Comprehensive income
  Net income                             $ 1,609        --         --         --         1,609       --         1,609
  Other comprehensive income
   (loss), net of tax:
    Unrealized gains on securities
     available for sale                     (400)       --         --         --          --         --          --
     Reclassification adjustment
      for net losses  included
      in net income                          222        --         --         --          --         --          --
                                         -------
  Other comprehensive loss                  (178)       --         --         --          --         --          --
                                         -------
Comprehensive income                     $ 1,431        --         --         --          --         --          --
                                         =======
Net effect of BBC
 capital transactions, net of
 deferred income taxes                                  --         --        2,529        --         --         2,529
Change in BBC net unrealized
 depreciation on securities
 available for sale-net of
 deferred  income taxes                                 --         --         --          --         (178)       (178)
Exercise of stock options                               --         --           60        --         --            60
                                                     -------    -------    -------     -------    -------     -------
Balance, September 30, 1998                          $    58         21     26,114      31,889         80      58,162
                                                     =======    =======    =======     =======    =======     =======

Balance,
 December 31, 1998                                   $    58         21     26,095      30,660        797      57,631
Comprehensive income
  Net income                             $ 6,771        --         --         --         6,771       --         6,771
  Other comprehensive income
   (loss), net of tax:
    Unrealized losses on securities
     available for sale                   (3,807)       --         --         --          --         --          --
     Reclassification adjustment
      for net gains  included
      in net income                         (297)       --         --         --          --         --          --
                                         -------
  Other comprehensive loss                (4,104)       --         --         --          --         --          --
                                         -------
Comprehensive income                     $ 2,667        --         --         --          --         --          --
                                         =======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                  --         --          (52)       --         --           (52)
Change in BBC net unrealized
 depreciation on securities
 available for sale-net of
 deferred  income taxes                                 --         --         --          --       (4,199)     (4,199)
BFC's net unrealized appreciation
 on securities available for sale-net
 of deferred income taxes                               --         --         --          --           95          95
                                                     -------    -------    -------     -------    -------     -------
Balance, September 30, 1999                          $    58         21     26,043      37,431     (3,307)     60,246
                                                     =======    =======    =======     =======    =======     =======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
             For the nine months ended September 30, 1999 and 1998
                                 (In thousands)
                                  (Unaudited)

                                                               September 30,
                                                               -------------
                                                             1999        1998
                                                             ----        ----

Operating activities:
Net income before extraordinary items                       $ 6,658       1,548
Adjustments to reconcile net income
 to net cash used  in operating activities:
Equity in earnings of BBC                                    (9,113)     (1,607)
Depreciation                                                    384         449
(Income) expenses related to real estate held for
 development and sale, net                                      (47)        107
Earnings from real estate limited partnership                  (847)       --
Provision for income taxes                                    4,005         395
Allowance for loss on  mortgage notes                           225        --
Amortization on subordinated debentures                           5           8
Accretion of discount on loans receivable                       (26)        (31)
Increase in real estate development
 and construction costs                                      (1,826)     (1,455)
Gain on sale of real estate, net                             (1,090)     (2,613)
Proceeds from escrow for called debenture liability            --         2,161
Increase in deferred interest on the
 subordinated debentures                                        348         366
Accrued interest income on escrow accounts                      (94)        (96)
Increase (decrease) in other liabilities                         15         (53)
(Increase) decrease in other assets                            (374)        213
                                                            -------     -------
Net cash used in operating activities                        (1,777)       (608)
                                                            -------     -------

Investing activities:
Distributions from  real estate
 limited partnerships                                           847        --
Proceeds from the sale of real estate                           816        --
Common stock dividends received from BBC                        914         884
Purchase of securities available for sale                    (7,450)     (6,716)
Proceeds from redemption and maturities
 of securities available for sale                                 8       7,275
Principal reduction on mortgage notes and
 related receivables, net                                       107         124
Decrease in real estate
 held for development and sale                                1,065       7,584
Improvements to investment real estate                          (94)        (83)
Other                                                            40        --
                                                            -------     -------
Net cash (used in) provided  by investing activities         (3,747)      9,068
                                                            -------     -------

Financing activities:
Issuance of common stock                                       --            35
Borrowings                                                    8,079        --
Repayments of borrowings                                     (4,194)     (7,942)
                                                            -------     -------
Net cash  provided by (used in) financing activities          3,885      (7,907)
                                                            -------     -------

  (Decrease) increase  in cash and cash equivalents          (1,639)        553
  Cash and cash equivalents at beginning of period            2,523         604
                                                            -------     -------
  Cash and cash equivalents at end of period                $   884       1,157
                                                            =======     =======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 1999

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1998 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated statements of financial condition at September 30, 1999 and December 31, 1998, the unaudited consolidated statements of operations for the nine and three month periods ended September 30, 1999 and 1998, the unaudited consolidated statements of stockholders' equity and comprehensive income for the nine months ended September 30, 1999 and 1998 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior year balances have been reclassified to conform with the 1999 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at September 30, 1999 and December 31, 1998 is as follows (dollars in thousands):

                                           September 30,    December 31,
                                               1999             1998
                                               ----             ----
       BBC stockholders' equity             $ 236,967          240,440
       Ownership percentage                      32.1%            31.3%
                                            ---------        ---------
                                               76,100           75,340
       Purchase accounting adjustments           (250)            (775)
                                            ---------        ---------
       Investment in BBC                    $  75,850           74,565
                                            =========        =========

At September 30, 1999, the Company owned 8,296,891 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock representing 32.1% of all outstanding BBC Common Stock. At September 30, 1999, the Company's ownership of BBC Class A and Class B Common Stock was approximately 27% and 47%, respectively. The aggregate market value of the Company's investment in BBC at September 30, 1999 was approximately $77.1 million or approximately $1.2 million in excess of the carrying value in the financial statements.

On July 21, 1999 BBC's Board of Directors approved a 15% common stock dividend, payable in Class A common stock to both Class A and Class B common shareholders of record at the close of business on August 16, 1999. The distribution date of this common stock dividend was August 26, 1999. Where appropriate, amounts throughout this report of all BBC share and per share amounts have been adjusted to reflect the 15% common stock dividend.

In June 1998, BBC acquired Ryan, Beck & Co., Inc. ("RBCO"), an investment banking firm that is principally engaged in the underwriting, distribution and trading of tax-exempt obligations and bank and thrift equity and debt securities and in June 1999, RBCO acquired the assets of Southeast Research Partners, Inc. In connection with these acquisitions, an incentive and retention pool was established under which shares of BBC's Class A Common Stock were allocated to key employees. The retention pool consists of restricted shares of Class A Common Stock, which will vest in June 2002 to employees who remain through that date. BFC's ownership percentage of BBC, as of September 30, 1999, assumes that the 740,533 shares of restricted Class A Common Stock are not outstanding.

On July 14, 1999, BBC's Board of Directors approved the repurchase on the open market of up to 3.5 million shares of BBC's common stock. BBC's Board authorized the repurchase of common stock on a "time-to-time" basis, depending upon market conditions and subject to compliance with applicable securities laws. Pursuant to the above repurchase plan BBC paid $1.6 million to repurchase and retire 221,345 shares of Class B common stock during the nine months ended September 30, 1999. Pursuant to a previously announced plan to repurchase shares of common stock, BBC paid $8.4 million to repurchase and retire 1,149,655 shares of Class A common stock during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, BBC paid $10.6 million to repurchase and retire 849,275 share of Class B common stock.

3.  SECURITIES AVAILABLE FOR SALE

The composition of securities available for sale at September 30, 1999 and December 31, 1998 was as follows (in thousands):

                                           September 30,    December 31,
                                               1999            1998
                                               ----            ----
          Venture capital investments           7,793             343
          Other marketable securities             254             107
                                               ------          ------
                                               $8,047             450
                                               ======          ======

At September 30, 1999 and December 31, 1998, the Company had provided venture capital to six and one companies in the early stages of their development. Two of these companies are in the retail sector and the other four companies are in the internet technology industry. The Company's venture investments are not public companies and therefore there is not a quoted market value for these investments. They are carried at the Company's cost therein, which should approximate their market value. At September 30, 1999 and December 31, 1998, the market value of other marketable securities available for sale approximated book value.

4.  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities and other supplemental cash flow items for the nine months ended September 30, 1999 and 1998 were as follows (in thousands):

                                                           September 30,
                                                           -------------
                                                         1999        1998
                                                         ----        ----
   Change in stockholders' equity resulting
     from the Company's proportionate share
     of BBC's net unrealized depreciation on
     securities available for sale, net of
     deferred income taxes                               (4,199)       (178)
                                                         ======      ======
   Net effect of BBC capital transactions,
     net of income taxes                                    (52)      2,529
                                                         ======      ======
   Change in stockholders' equity resulting
     from the Company's net unrealized
     appreciation on securities available for sale,
     net of deferred income taxes                            95        --
                                                         ======      ======
   Transfers from escrow accounts to reflect
     payments on other liabilities                          223         248
                                                         ======      ======
   Allowance for loss on mortgage notes                     225        --
                                                         ======      ======
   BBC's dividends on common stock
     declared and received in subsequent period             308         303
                                                         ======      ======
   Increase in equity for the tax effect related to
    the exercise of stock options                          --            25
                                                         ======      ======
   Deferred profit recognized                              --           316
                                                         ======      ======
   Net (loss) gain from extinguishments of debt,
    net of income taxes                                    (179)         61
                                                         ======      ======
   Net gain on settlements of litigation,
    net of income taxes                                     292        --
                                                         ======      ======
   Interest paid on borrowings                              783       1,182
                                                         ======      ======
   Interest paid on redemption of subordinated
    debentures                                            2,216        --
                                                         ======      ======
   Income taxes paid                                       --            30
                                                         ======      ======

5. OTHER ASSETS AND OTHER LIABILITIES

Included in other liabilities at September 30, 1999 and December 31, 1998 was approximately $5.3 million of amounts associated with settlements of litigation. Such amounts do not bear interest. Included in other assets at September 30, 1999 and December 31, 1998 was approximately $2.7 million held in escrow accounts relating to payments associated with a portion of the settlement. Payments are made when a claimant presents a subordinated debenture that was cancelled upon settlements of the litigation. In January 2000, any amounts remaining in escrow will be released to the Company and after that date any payments would be paid directly by the Company.

6. BORROWINGS

At September 30, 1999, the Company had a revolving line of credit in the amount of $8.08 million requiring only interest payments at prime plus 1% and a maturity date of February 2000. The outstanding balance at September 30, 1999 was $8.08 million.

7. SUBORDINATED DEBENTURES

The Company elected to redeem all of its outstanding Subordinated Debentures due July 1, 2011 and July 1, 2009 on November 15, 1999 (the "Redemption Date") at a price of 100% of the principal amount plus accrued interest through the Redemption Date. In September 1999, the Company funded approximately $3.6 million to U.S. Bank Trust National Association, the Trustee for the Debentures who is also acting as the Paying Agent. The $3.6 million payment to the Trustee included the Subordinated Debentures principal balance of approximately $1.4 million and the payment of accrued interest through November 15, 1999 in the amount of $2.2 million. The Company recognized an extraordinary loss from extinguishments of debt, net of income taxes of approximately $179,000, due to the write-off of the subordinated debentures valuation discount and other related costs.

8. SEGMENT REPORTING

The Company has three reportable segments:

      o     Investment in BBC
      o     Real estate operations
      o     Other

Investment in BBC consists of the Company's ownership interest in the common stock of BBC. The Company's ownership position is carried on the equity method and as of September 30, 1999 and 1998 the Company's ownership in BBC was approximately 32.1% and 31.5%, respectively, of all of the outstanding BBC Common Stock. In addition to its investment in BBC, the Company owns and manages real estate, included in the Consolidated Statements of Financial Condition as investment real estate, net and real estate held for development and sale. Investment real estate, net includes the BMOC property and a 50% interest in the Delray property. The real estate held for development and sale is the Center Port property, part of which is being developed and the remainder of which is being held for sale. Real estate operations also include mortgage notes receivables that relate to the sale of properties previously owned by the Company. Other includes securities available for sale, repurchase agreements and escrow accounts related to a portion of debentures that were cancelled in connection with the settlement of litigation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in its 1998 Annual Report.

The Company evaluates segment performance based on its operating profit before tax and overhead allocations. The tables below provide segment information for the nine and three month periods ended September 30, 1999 and 1998 (in thousands):


For the nine months ended September 30, 1999
                                                               Real
                                              Investment      Estate
                                               in BBC       Operations      Other     Eliminations  Consolidated
                                               ------       ----------      -----     ------------  ------------
Total revenues                                 $  9,113         4,755           268            99        14,235
                                               ========      ========      ========      ========      ========
Operating profit                               $  9,113         3,074           206            99        12,492
                                               ========      ========      ========      ========
General non-allocable expenses:
 Interest on subordinated debentures                                                                       (353)
 Interest on mortgages payable
  and other borrowings                                                                                      (22)
 Employee compensation and benefits                                                                        (887)
 Occupancy and equipment                                                                                    (43)
 General and administrative, net                                                                           (524)
                                                                                                       --------
Income before income taxes                                                                             $ 10,663
                                                                                                       ========

Identifiable assets at September 30, 1999      $ 75,850        10,934        11,350          --          98,134
Corporate assets                                                                                          1,059
                                                                                                       --------
Total assets at September 30, 1999                                                                     $ 99,193
                                                                                                       ========

For the nine months ended September 30, 1998
                                                               Real
                                              Investment      Estate
                                               in BBC       Operations      Other     Eliminations  Consolidated
                                               ------       ----------      -----     ------------  ------------
Total revenues                                 $  1,607         8,886           186           105        10,784
                                               ========      ========      ========      ========      ========
Operating profit                               $  1,607         2,046           186           105         3,944
                                               ========      ========      ========      ========
General non-allocable expenses:
 Interest on subordinated debentures                                                                       (373)
 Interest on mortgages payable
  and other borrowings                                                                                     (133)
 Employee compensation and benefits                                                                        (865)
 Occupancy and equipment                                                                                    (32)
 General and administrative, net                                                                           (598)
                                                                                                       --------
Income before income taxes                                                                             $  1,943
                                                                                                       ========

Identifiable assets at September 30, 1998      $ 76,844        12,093         3,890          --          92,827
Corporate assets                                                                                            924
                                                                                                       --------
Total assets at September 30, 1998                                                                     $ 93,751
                                                                                                       ========

For the three months ended September 30, 1999
                                                               Real
                                              Investment      Estate
                                               in BBC       Operations      Other     Eliminations  Consolidated
                                               ------       ----------      -----     ------------  ------------
Total revenues                                 $  3,187         2,049            85            34         5,355
                                               ========      ========      ========      ========      ========
Operating profit                               $  3,187         1,718            23            34         4,962
                                               ========      ========      ========      ========
General non-allocable expenses:
 Interest on subordinated debentures                                                                       (106)
 Interest on mortgages payable
  and other borrowings                                                                                       (7)
 Employee compensation and benefits                                                                        (298)
 Occupancy and equipment                                                                                    (13)
 General and administrative, net                                                                           (129)
                                                                                                       --------
Income before income taxes                                                                             $  4,409
                                                                                                       ========

Identifiable assets at September 30, 1999      $ 75,850        10,934        11,350          --          98,134
Corporate assets                                                                                          1,059
                                                                                                       --------
Total assets at September 30, 1999                                                                     $ 99,193
                                                                                                       ========

For the three months ended September 30, 1998
                                                               Real
                                              Investment      Estate
                                               in BBC       Operations      Other     Eliminations  Consolidated
                                               ------       ----------      -----     ------------  ------------
Total revenues                                 $ (2,852)        4,727            43            35         1,953
                                               ========      ========      ========      ========      ========
Operating profit (loss)                        $ (2,852)        1,292            43            35        (1,482)
                                               ========      ========      ========      ========
General non-allocable expenses:
 Interest on subordinated debentures                                                                       (115)
 Interest on mortgages payable
  and other borrowings                                                                                      (45)
 Employee compensation and benefits                                                                        (299)
 Occupancy and equipment                                                                                    (11)
 General and administrative, net                                                                           (162)
                                                                                                       --------
Income before income taxes                                                                             $ (2,114)
                                                                                                       ========

Identifiable assets at September 30, 1998      $ 76,844        12,093         3,890          --          92,827
Corporate assets                                                                                            924
                                                                                                       --------
Total assets at September 30, 1998                                                                     $ 93,751
                                                                                                       ========

9. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computations for the nine and three month periods ended September 30, 1999 and 1998 (in thousands, except per share data):

                                       Nine months ended   Three months ended
                                         September 30,       September 30,
                                         -------------       -------------
                                        1999      1998      1999      1998
                                        ----      ----      ----      ----
   Basic Numerator:
   Net income (loss) available
    to common shareholders              $6,771     1,609     2,908    (1,152)
                                        ======    ======    ======    ======

   Basic Denominator
   Weighted average shares
    outstanding                          7,957     7,953     7,957     7,957
                                        ======    ======    ======    ======

   Basic earnings (loss) per share      $  .85       .20       .36      (.14)
                                        ======    ======    ======    ======

   Diluted Numerator:
   Net income (loss) available
    to common shareholders              $6,771     1,609     2,908    (1,152)
                                        ======    ======    ======    ======

   Diluted Denominator
   Basic weighted average shares
    outstanding                          7,957     7,953     7,957     7,957
   Options                                 901     1,203       823     1,092
                                        ------    ------    ------    ------
   Diluted weighted average shares
    outstanding                          8,858     9,156     8,780     9,049
                                        ======    ======    ======    ======

   Diluted earnings (loss) per share    $  .76       .18       .33      (.13)
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

                   BFC Financial Corporation and Subsidiaries
                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition

General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company which owns in the aggregate approximately 32.1% of the outstanding BankAtlantic Bancorp, Inc. ("BBC") common stock. BBC is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic") by virtue of its ownership of 100% of the outstanding BankAtlantic common stock.

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

Results of Operations

The Company's basic and diluted earnings per share were $0.36 and $0.33 for the quarter ended September 30, 1999, compared to basic and diluted loss per share of $0.14 and $0.13 for the comparable period in 1998. The 1999 period included an extraordinary gain of $.01 in basic and diluted earnings per share. The 1998 period included an extraordinary gain of $.01 in basic earnings per share.

The Company's basic and diluted earnings per share were $0.85 and $0.76 for the nine months ended September 30, 1999, compared to $0.20 and $0.18 for the comparable period in 1998. The 1999 period included an extraordinary gain of $.01 in basic and diluted earnings per share. The 1998 period included an extraordinary gain of $.01 in basic and diluted earnings per share.

For the three months ended September 30, 1999, the Company reported net income of approximately $2.9 million as compared to net loss of approximately $1.2 million for the comparable period in 1998. Operations for the quarter ended September 30, 1999 included an extraordinary gain on settlements of litigation, net of income taxes of approximately $292,000 and an extraordinary loss from extinguishment of debt, net of income taxes of approximately $179,000. Operations for the quarter ended September 30, 1998 included an extraordinary gain from extinguishment of debt, net of income taxes of approximately $44,000.

For the nine months ended September 30, 1999, the Company reported net income of approximately $6.8 million as compared to net income of approximately $1.6 million for the comparable period in 1998. Operations for the nine months ended September 30, 1999 included an extraordinary gain on settlements of litigation, net of income taxes of approximately $292,000 and an extraordinary loss from extinguishment of debt, net of income taxes of approximately $179,000. Operations for the quarter ended September 30, 1998 included an extraordinary gain from extinguishment of debt, net of income taxes of approximately $61,000.

Increases (decreases) in revenues for the nine and three month periods ended September 30, 1999, as compared to the comparable periods in 1998 were as follows (in thousands):

                                                     Nine months ended             Three months ended
                                                       September 30,                  September 30,
                                                       -------------                  -------------
                                                  1999      1998      Change     1999      1998       Change
 Interest on mortgage notes and
  related receivables                            $ 1,165       159     1,006        992        53        939
 Interest and dividends on securities
  available for sale and escrow accounts             173       178        (5)        66        49         17
 Earnings on real estate rental operations, net      848       683       165        261       277
                                                                                                         (16)
 Sale of real estate                               1,897     8,134    (6,237)       825     4,417     (3,592)
 Earnings from real estate limited partnership       847      --         847       --        --         --
 Equity in earnings (losses) of BBC                9,113     1,607     7,506      3,187    (2,852)     6,039
 Other income, net                                   192        23       169         24         9         15
                                                 -------   -------   -------    -------   -------    -------
                                                 $14,235    10,784     3,451      5,355     1,953      3,402
                                                 =======   =======   =======    =======   =======    =======

Interest on mortgage notes and related receivables increased for the nine and three month periods ended September 30, 1999 as compared to same periods in 1998 due to interest received in 1999 of approximately $954,000 from an affiliated limited partnership that had not been accrued in prior years. During the quarter ended September 30, 1999, the limited partnership obtained the funds through the sale of its real estate properties allowing it to make the interest payment. The loan to the limited partnership had been satisfied in 1996 but the accrued interest remained unpaid. Interest on mortgage notes and related receivables also increased during the nine months ended September 30, 1999 as compared to the same period in 1998 due to the interest earned from advances associated with the Company's development and construction of the Center Port property in Pompano Beach, Florida.

Earnings on real estate rental operations, net increased for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to decreases in depreciation and repair and maintenance expenses at the Company's Burlington Manufacturers Outlet Center ("BMOC") property.

During the quarter ended September 30, 1999, a subsidiary of the Company sold the ownership interest in land occupied by two Toy R Us stores located in Springfield, Massachusetts and Aurora, Illinois. The Company recognized a net gain on this transaction of approximately $766,000. Previously, during 1999, the Company sold approximately 5 acres of the Center Port property for approximately $1.1 million and recognized a net gain from the sale of approximately $324,000.

During the nine and three month periods ended September 30, 1998, the Company sold approximately 35 acres and 17 acres of the Center Port property for approximately $7.8 million and $4.4 million, respectively. The Company recognized net gains from the sales of approximately $2.3 million and $1.3 million for the nine and three month periods ended September 30, 1998, respectively. In 1996, the Company sold a 50% interest in a property included in investment real estate. Since the Company was the maker of the non-recourse mortgage note on the property and since the Company maintained a 50% interest in the subject property, the gain on the sale of approximately $0.6 million was deferred. In 1998, 50% of the deferred profit, approximately $0.3 million, was recognized upon refinancing the property's mortgage note. The remaining deferred profit will be recognized when the remaining interest in the property is sold.

During 1999, the Company received distributions of approximately $588,000 from a real estate limited partnership in which the Company holds an interest when the limited partnership sold 31 of 34 convenience stores that it owned. The Company has a 49.5% interest in this partnership and had written off its investment of approximately $441,000 in 1990 due to the bankruptcy of the entity leasing the real estate. The $588,000 has been included in earnings from real estate limited partnerships. In March 1996, as part of the sale of the Company's Cypress Creek property in Fort Lauderdale, Florida, the Company received a 4.5% limited partnership interest in the partnership that acquired the property. In January 1999, the Company received a distribution of approximately $259,000 from the liquidation of this partnership. The $259,000 has been included in earnings from real estate limited partnerships.

Other income increased for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to proceeds received relating to advances due from an affiliate which were written-off in prior years.

BBC's net income (loss) available for common shareholders and the Company's equity in earnings (loss) of BBC for the nine and three month periods ended September 30, 1999 and 1998 are summarized below (in thousands):

                                     For the nine months  For the three months
                                      ended September 30,  ended September 30,
                                       1999      1998       1999      1998
                                       ----      ----       ----      ----
  Income from continuing operations   $25,691    14,509      8,890     2,644
  Income (loss) from discontinued
   operations net of income taxes       1,174   (12,406)       373   (12,188)
                                      -------   -------    -------   -------
  Net income (loss)                   $26,865     2,103      9,263    (9,544)
                                      =======   =======    =======   =======

  The Company's equity in earnings
   (loss) of BBC                      $ 9,113     1,607      3,187    (2,852)
                                      =======   =======    =======   =======

The increase in equity in earnings of BBC for the nine and three month periods ended September 30, 1999 as compared to the same periods in 1998 was primarily due to an increase in earnings by BBC.

Net income from continuing operations increased by 77% and 236% during the nine and three month periods ended September 30, 1999 as compared to the same periods in 1998, respectively. The primary reasons for the increase in BBC's income from continuing operations were related to the following items:

     1. an improvement in BBC's net interest income resulting from an increase in interest earning assets reflecting higher securities available for sale balances,
     2. BBC's higher transaction fee income resulting from changes made to the pricing of BBC's deposit products,
     3.   significantly higher income from RBCO operations,
     4. BBC's sale of one parcel of previously foreclosed commercial real estate for a $316,000 gain,
     5.   BBC's lower trading securities losses during 1999,
     6. BBC's decline in employee compensation from bank operations due to a reduction of BBC's full time employees resulting from the December 1998 restructuring,
     7. BBC's lower other expenses from bank operations caused by the December 1998 restructuring, and
     8.   a decline in BBC's advertising expense.

The above improvements in BBC's income from continuing operations were partially offset by:

     1. an increase in BBC's provision for loan losses resulting from small business loan charge-offs,
     2. BBC's higher occupancy costs due to the expansion of RBCO activities and expanded branch and ATM network, and
     3. BBC's lower gains from real estate sales and real estate joint venture operations.

The primary reason for the increase in income from continuing operations during the nine months ended September 30, 1999 as compared to the same period in 1998 were related to the items discussed above for the quarter as well as increased earnings from BBC's real estate joint venture activities.

BBC's income from its discontinued operations for the nine and three months ended September 30, 1999 was $1.2 million and $373,000 compared to losses of $12.4 million and $12.2 million net of income taxes, respectively for the same 1998 periods. All of BBC's mortgage servicing assets except for the building were sold during the second quarter. BBC's income from discontinued operations during the nine months ended September 30, 1999 resulted primarily from the recovery of a portion of the 1998 valuation allowance. This valuation allowance was established based upon the then interest rate environment which anticipated certain prepayment speeds. Due to rising interest rates during 1999, prepayment speeds were less than estimated and resulted in a partial recovery of the allowance. BBC's income from discontinued operations during the three months ended September 30, 1999 resulted primarily from lower than anticipated cost to sell mortgage servicing rights. BBC's losses from discontinued operations during the nine and three month periods ended September 30, 1998 resulted from accelerated amortization of mortgage servicing rights reflecting prepayments of loans during the period, related valuation allowances and higher operating expenses.

The Company's ownership in BBC at September 30, 1999 and 1998 was 32.1% and 31.5%, respectively, of all outstanding BBC Common Stock. The increase was primarily due to a reduction in the outstanding shares of BBC's Common Stock, primarily due to BBC's repurchases of its shares. The following table gives information regarding the Company's ownership interest in BBC at the dates indicated:

                                         BBC       BBC
                                       Class A    Class B
                                       Common     Common       Total
                                        Stock      Stock    Outstanding
                                        -----      -----    -----------
              September 30, 1998        25.3%      46.9%      31.5%
              September 30, 1999        27.0%      47.6%      32.1%

Increases (decreases) in the Company's expenses for the nine and three month periods ended September 30, 1999, as compared to the comparable periods in 1998 were as follows (in thousands):

                                                 Nine months ended               Three months ended
                                                   September 30,                   September 30,
                                                  --------------                   --------------
                                            1999       1998       Change     1999       1998       Change
                                            ----       ----       ------     ----       ----       ------
Interest on subordinated debentures        $   353        373        (20)       106        115         (9)
Interest on mortgages payable
 and other borrowings                          780      1,161       (381)       301        303         (2)
Cost of sale of real estate                    807      5,521     (4,714)        59      3,141     (3,082)
Allowance for loss on mortgage notes           225       --          225         75       --           75
Write-down of investment                      --          184       (184)      --         --         --
(Income) expenses related to real estate
 held for development and sale, net            (47)       107       (154)       (35)        36        (71)
Employee compensation and benefits             887        865         22        298        299         (1)
Occupancy and equipment                         43         32         11         13         11          2
General and administrative, net                524        598        (74)       129        162        (33)
                                           -------    -------    -------    -------    -------    -------
                                           $ 3,572      8,841     (5,269)       946      4,067     (3,121)
                                           =======    =======    =======    =======    =======    =======

Interest on mortgage payables and other borrowings decreased for the nine months ended September 30, 1999 as compared to the same periods in 1998 primarily due to lower average borrowings outstanding.

The Company recorded an allowance for loss on mortgage notes due from affiliated limited partnerships of approximately $75,000 for each of the quarters in 1999. This allowance for mortgage notes was based upon management's determination regarding the net carrying value of the loans and the estimated fair value of the underlying loan collateral.

(Income) expenses related to real estate held for development and sale decreased for the nine and three month periods ended September 30, 1999 as compared to the same periods in 1998 primarily due to decreased property taxes, association fees and administrative expenses and an increase in rental income.

Employee compensation and benefits increased for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to an increase in personnel and employee's profit sharing plan accrual contribution.

General and administrative, net decreased for the nine and three month periods ended September 30, 1999 as compared to the same periods in 1998 primarily due to a decrease in stockholders relation expenses, professional and consulting fees, leasing fees and intangible taxes.


Financial Condition

The Company's total assets at September 30, 1999 and at December 31, 1998 were $99.2 million and $91.3 million, respectively. The majority of the difference at September 30, 1999 as compared to December 31, 1998 was due to increases in securities available for sale, investment in BBC and real estate held for development and sale and other assets.

Securities available for sale increased due to investments of venture capital that the Company has provided to six companies in the early stages of their development.

Real estate held for development and sale increased primarily due to advances for development and construction costs. This increase in real estate held for development and sale was offset in part by the sale of 5 acres of the Company's Center Port property.

Investment in BBC increased by $1.3 million due to equity in earnings of BBC of approximately $9.1 million. This increase was offset in part by the net effect of BBC capital transactions of approximately $246,000 and BBC's change in net unrealized depreciation on securities available for sale of approximately $6.7 million and dividends of approximately $914,000.

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

Equity Price Risk

The Company's primary equity investment is its investment in BBC. Since this investment is carried using the equity method of accounting, changes in the market price of BBC stock would not have a direct impact on the Company's financial statements, however, a change in the market price could likely have an impact on the investment community's view of the Company. This investment was entered into for purposes other than trading purposes. The following table shows changes in the market value of the Company's investment in BBC at September 30, 1999 based on percentage changes in market price. Actual future price changes may be different from the changes identified in the table below (in thousands):

                          Percent
                         Change In                Market
                       Market Price                Value
                       ------------                -----
                          20.00 %                 $92,508
                          10.00 %                  84,799
                           0.00 %                  77,090
                         (10.00)%                  69,381
                         (20.00)%                  61,672

BBC maintains a portfolio of trading and available for sale securities which subjects BBC to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of BBC's securities sold not yet purchased, trading and available for sale securities at September 30, 1999 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.


                                    Available         Securities     Total
  Percent           Trading         for Sale           Sold Not      Dollar
Change in          Securities      Securities             Yet      Change from
Fair Value         Fair Value      Fair Value          Purchased       0%
----------         ----------      ----------          ---------   -----------
                                 (dollars in thousands)
 20.00 %            $21,582           31,584            4,165        9,555
 10.00 %            $19,784           28,952            3,818        4,778
  0.00 %            $17,985           26,320            3,471            0
(10.00)%            $16,187           23,688            3,124       (4,778)
(20.00)%            $14,388           21,056            2,777       (9,555)

RBCO is a market maker in equity securities which could from time to time require them to hold securities during declining markets. BBC attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of BBC's overall asset and liability management process.

Interest Rate Risk

The majority of BBC's assets and liabilities are monetary in nature, subjecting BBC to significant interest rate risk. During 1998, BBC began trading government securities which are generally bought and sold on the same day. During the second quarter of 1999 BBC's trading activities were expanded beyond trading in government securities to trading in options and futures on Eurodollar time deposits which expire in three months or less. Eurodollar time deposits are indexed to the LIBOR.

BBC has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring BBC's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at September 30, 1999 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were BBC's:

          o    loan portfolio,
          o    debt securities available for sale,
          o    investment securities,
          o    FHLB stock,
          o    Federal Funds sold,
          o    government securities,
          o    Eurodollar time deposit options and futures,
          o    deposits, including brokered deposits and public funds,
          o    advances from FHLB,
          o    securities sold under agreements to repurchase,
          o    Federal Funds purchased,
          o    Notes and Bonds payable
          o    Subordinated Debentures,
          o    Trust Preferred Securities and
          o    off-balance sheet loan commitments.

BBC has fixed rate loan commitments aggregating $12.6 million at September 30, 1999.

The model calculates the net potential gains and losses in net portfolio fair value by:

       (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at September 30, 1999,
       (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and
       (iii) the difference between the fair value calculated in (i) and (ii) is the potential gain or loss in net portfolio fair values.

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

Presented below is an analysis of BBC's interest rate risk at September 30, 1999 as calculated utilizing BBC's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.


                                          Net Portfolio
        Changes            Value             Dollar
        in Rate            Amount            Change
        -------            ------            ------
                             (Dollars in thousands)
        +200  bp          $270,473           (77,835)
        +100  bp           309,094           (39,214)
           0  bp           348,308                 0
        (100) bp           380,643            32,335
        (200) bp           351,428             3,120


In preparing the above BBC table, BBC makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

     o    loan prepayment rates,
     o    deposit decay rates,
     o market values of certain assets under the representative interest rate scenarios, and
     o    repricing of certain deposits and borrowings

It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that BBC's assets and liabilities would be impacted as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which BBC may take in the future.

Liquidity and Capital Resources

The Company elected to redeem all of its outstanding Subordinated Debentures due July 1, 2011 and July 1, 2009 on November 15, 1999 (the "Redemption Date") at a price of 100% of the principal amount plus accrued interest through the Redemption Date. In September 1999, the Company funded approximately $3.6 million to U.S. Bank Trust National Association, the Trustee for the Debentures who is also acting as the Paying Agent. The $3.6 million payment to the Trustee included the Subordinated Debentures principal balance of approximately $1.4 million and the payment of accrued interest through November 15, 1999 in the amount of $2.2 million. The Company recognized an extraordinary loss from extinguishments of debt, net of income taxes of approximately $179,000, due to the write-off of the subordinated debentures valuation discount and other related costs.

Pursuant to the terms of the applicable escrow agreements established to fund payment of amounts associated with a settlement of litigation, at September 30, 1999, approximately $2.7 million remained in escrow accounts to fund future payments. Any amounts remaining in escrow in January 2000 will be released to the Company and any future payments associated with these settlements will be paid from the Company's working capital. Payments are made when a claimant presents a subordinated debenture that was cancelled upon settlement of the litigation. At September 30, 1999, there was approximately $5.3 million associated with these settlements that could be presented for payment. The Company is not obligated to pay interest on these amounts.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after interest earned on advances made by the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, the Company acquired interests in two properties. In June 1994, an entity controlled by the Company acquired from an independent third party the Cypress Creek property, consisting of 23.7 acres of unimproved land. In March 1996, the Cypress Creek property was sold for approximately $9.7 million and the Company recognized a gain of approximately $3.3 million. In connection therewith, the Abdo Group received approximately $2.9 million as their share of the profit from the transaction, which was included in cost of sale of real estate. As part of the sale of the Cypress Creek property, the Company received a 4.5% limited partnership interest in the partnership that acquired the property. In January 1999, the Company received a distribution of approximately $259,000 from the liquidation of the partnership. In December 1994, an entity controlled by the Company acquired the Center Port property consisting of approximately 70 acres of unimproved land. Through September 30, 1999, 47 acres had been sold from the Center Port property for approximately $12.8 million and the Company recognized net gains from the sale of real estate of approximately $3.1 million. Included in cost of sales is approximately $2.2 million, representing the Abdo Group's profit participation from the transactions. Payment of profit participation to the Abdo Group will be deferred until the Company is repaid on advances and interest. The remainder of the Center Port property is currently being marketed for sale.

The Company has provided venture capital to companies in the early stages of their development. These investments are long-term investments and it is not anticipated that the Company will receive any current distributions with respect to these investments.

As previously indicated the Company holds approximately 32.1% of all outstanding BBC Common Stock. BBC has paid a regular quarterly dividend since its formation and management of BBC has indicated that it currently anticipates that it will pay regular quarterly cash dividends on the BBC Common Stock. The availability of funds for the payment of dividends by BBC is dependent upon BankAtlantic's ability to pay dividends to BBC. The Company's cash position and its ability to meet its obligations will in part be dependent on the financial condition of BBC and the payment by BBC of dividends to its shareholders, including the Company.

At September 30, 1999, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 8.39%, 13.01% and 14.27%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a "well-capitalized" institution.

Cash Flows

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                                    Nine months ended
                                                     September 30,
      Net cash provided (used) by:              1999              1998
                                                ----              ----
        Operating activities                   $(1,777)             (608)
        Investing activities                    (3,747)            9,068
        Financing activities                     3,885            (7,907)
                                               -------           -------
          (Decrease) increase in cash
            and cash equivalents               $(1,639)              553
                                               =======           =======

The primary sources of funds to the Company for the nine months ended September 30, 1999, were distributions from real estate limited partnerships, proceeds from the sale of real estate, increase in borrowings, principal reductions on loan receivables, revenues from property operations, and dividends from BBC. These funds were primarily utilized to reduce mortgage payables and other borrowings, redemption of the outstanding subordinated debentures and interest accrued, to fund development and construction costs at the Center Port property, to purchase securities available for sale and to fund operating expenses and general and administrative expenses.

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

Since the Company owns an aggregate of approximately 32.1% of the outstanding BBC common stock, the following is information regarding BBC's overall Year 2000 project. BBC has undertaken various initiatives intended to ensure that computer applications will function properly with respect to dates in the Year 2000 and thereafter. BBC has established a Year 2000 action plan that was presented to BBC's Board of Directors on December 2, 1997. The action plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of 2000 on Computer Systems". The six phases of BBC's action plan are: (1) Awareness Define the Year 2000 issues, gain executive level support, establish a project team and develop a strategy which encompasses technology and business issues, (2) Assessment - Assess the size and complexity of the issues and detail the magnitude of the effort necessary to address them,
(3) Renovation - Code enhancements, hardware and software upgrades, and system replacements, (4) Validation - Testing of software, system components and connections between systems, (5) Implementation - Systems should be certified as Year 2000 ready by the business users, and (6) Contingency planning - determination of strategy to handle the most likely worst case scenarios on Year 2000 issues.

BBC has completed its action plan for mission critical and non-critical systems and processes.

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

BBC relies on third party vendors to perform loan, deposit, general ledger, clearing agent functions and other application processing. BBC has monitored the Year 2000 progress of its mission critical and non-mission critical vendors. Most contracts with vendors signed after January 1998 have included Year 2000 warranty language. While BBC believes that these contractual provisions are enforceable, BBC nevertheless has established alternatives in its contingency planning in the event Year 2000 problems arise. For those contracts signed prior to January 1998, the BBC has worked closely with vendors to evaluate Year 2000 compliance. BBC sent out questionnaires to all of its vendors and 62% of the total vendors responded, including 100% of the mission critical vendors. Thirty-three vendors have been identified as providing mission critical systems, processes or services. All but one of the mission critical vendors are believed to be Year 2000 compliant. The one noncompliant vendor is a governmental agency that provides software for regulatory reports filed with such agency. BBC expects to receive an upgraded version of the reporting software from the governmental agency later this year, however the reporting requirement can be satisfied by filing manual documents if the software is not compliant. Although BBC expects all of its vendors to be Year 2000 compliant, BBC may experience adverse consequences if any of its vendors or the services provided by the vendors are impacted by Year 2000 computer failures. Included in BBC's Statement of Operations during the three and nine months ended September 30, 1999 and 1998 were $32,000 and $125,000 and $87,000 and $150,000, respectively, of third party expenses related to the Year 2000 action plan. BBC estimates that it will spend approximately $75,000 on Year 2000 consulting services, $100,000 on software and hardware maintenance specifically related to Year 2000, $100,000 on RBCO system upgrades and consulting services and $150,000 for contingency planning during the remainder of 1999. The above items were or will be expensed as incurred and do not include employee compensation allocated for time spent on the Year 2000 project. Included in the above Year 2000 expenses are remediation expenses. Remediation expenses through September 30, 1999 were approximately $25,000.

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

Commercial Loans - The majority of BBC's commercial loans are collateralized by real estate, some of which involve land only, which mitigates the Bank's risk for this category of loan. BBC has sent out Year 2000 questionnaires to all commercial loan borrowers and received a 54% response rate. The Commercial Loan officers have had one-on-one meetings with each borrower to discuss Year 2000 issues. Based on the responses and the meetings, BBC officer's categorized each loan as High, Medium or Low Year 2000 risk. High risk loans are being monitored to determine the Borrower's progress towards Year 2000 compliance. Once achieved, the loan is moved to a lower risk category. There have been no loans made in 1999 that are considered High Risk. Should BankAtlantic decide to extend credit to a high risk borrower, policies are in place to mitigate the risk, such as charging a premium on the loan's interest rate.

There is no assurance that BBC's borrowers will be able to meet their obligations to BBC if these borrowers experience Year 2000 problems.

Certain assets of BBC may have to be replaced, based on upgrades to equipment and software that are part of the BBC's normal business needs, rapidly developing technology, and a three year capital equipment and software replacement plan. BBC does not anticipate impairment or significant replacement of assets related to the Year 2000 issue.

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


                           PART II - OTHER INFORMATION

Item 1 through 5. - Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

      a) Index to Exhibits: 27. Financial data schedule for the nine months ended September 30, 1999.

      b) No report on Form 8-K was filed during the three months ended September 30, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BFC FINANCIAL CORPORATION



Date:     November 10, 1999      By:      /s/  Alan B. Levan
                                      -----------------------------------------
                                      Alan B. Levan, President



Date:     November 10, 1999      By:      /s/  Glen R. Gilbert
                                      -----------------------------------------
                                      Glen R. Gilbert, Executive Vice President
                                          Chief Accounting Officer and
                                          Chief Financial Officer