Form 10-K
period 1999-12-31
BFC FINANCIAL CORP
filed 2000-03-29
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1999

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

    Aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant:
                        As of March 27, 2000 $11,207,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     Class A common stock of $.01 par value, 6,454,494 shares outstanding.

     Class B Common stock of $.01 par value, 2,354,907 shares outstanding.

       Documents Incorporated by Reference in Part IV of this Form 10-K:

Form 8-A filed October 16, 1997; Exhibit A of Registrant's Definitive Proxy Statement dated September 24, 1997, Annual Report on Form 10-K for the year ended December 31, 1999 of BankAtlantic Bancorp, Inc.

                                     PART I

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from these forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic factors (both generally and particularly in areas where the Company or its subsidiaries operate or hold assets), interest rates, competitive and other factors affecting the operations, markets, products and services, and expansion strategies of the Company and its subsidiaries including BankAtlantic Bancorp, Inc. and BankAtlantic, A Federal Savings Bank and the other factors discussed elsewhere in this report and in the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

ITEM 1. BUSINESS

General Description of Business
-------------------------------

BFC Financial Corporation and its subsidiaries are collectively identified herein as the "Registrant", "BFC" or the "Company". BFC Financial Corporation is a unitary savings bank holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC is also a unitary savings bank holding company which owns 100% of the outstanding stock of BankAtlantic, A Federal Savings Bank ("BankAtlantic") and its subsidiaries and Ryan Beck & Co., Inc., ("Ryan Beck") and its subsidiaries, an investment banking and securities brokerage firm.

At December 31, 1999, the Company's ownership in BBC Class A Common Stock and Class B Common Stock was approximately 26% and 48%, respectively, in the aggregate representing 31% of all of the outstanding BBC Common Stock. Class B Common Stock is the voting common stock of BBC. The Company's principal business is the ownership of BBC.

The Company acquired control of BBC in 1987 for a total investment of approximately $43 million. From 1987 through June 1993, the Company increased its ownership in BBC to 77.83%. In November 1993, the Company's ownership of BBC decreased to 48.17%, as a consequence of the Company's and BBC's sales of shares of BBC Common Stock and since that time has been further reduced to its current levels by issuances of common stock by BBC in connection with acquisitions and the exercise of stock options. At December 31, 1999, the Company's investment in BBC, represented approximately 76% of the Company's assets.

During 1999, the Company invested approximately $6.7 million in five unaffiliated technology entities. During 2000, these investments were contributed to a specified asset limited partnership managed by an affiliate of the Company. Interests in such partnership were sold in March 2000 to accredited investors in a private offering and the Company received approximately $6.2 million of the proceeds. The Company's net investment after receipt of the proceeds will be approximately $1.8 million. It is anticipated that the Company may form additional partnerships in the future to invest in the technology sector.

In addition, the Company owns and manages real estate. Since its inception in 1980, and prior to acquiring control of BBC, the Company's primary business was the organization, sale and management of real estate investment programs. A subsidiary of the Company continues to serve as the corporate general partner of a public limited partnership which files periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years. The Company ceased the organization and sale of real estate investment programs in 1987.

BBC
---

BBC's principal assets include the capital stock of:

     o    BankAtlantic, a Federal Savings Bank and its subsidiaries and
     o Ryan Beck & Co., Inc., an investment banking firm and its subsidiaries, acquired June 30, 1998.

BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952, which provides a full range of commercial banking products and services directly and through subsidiary corporations. The principal business of BankAtlantic is attracting checking and savings deposits from the public and general business customers and using these deposits to originate or acquire commercial, small business, residential and consumer loans and make permitted investments such as the investments in mortgage-backed securities, tax certificates and other investment securities. BankAtlantic currently operates in 18 Florida counties through 68 branch offices located primarily in Miami-Dade County, Broward and Palm Beach Counties in South Florida as well as branches located throughout Florida in Walmart SuperStores. As reported by an independent reporting service, BankAtlantic is the largest independent financial institution headquartered in the State of Florida based on assets at September 30, 1999. BankAtlantic is regulated and examined by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC") and its deposit accounts are insured up to applicable limits by the FDIC.

On October 31, 1997, BankAtlantic Development Corp ("BDC"), a wholly owned subsidiary of BankAtlantic acquired the St. Lucie West Holding Corp. ("SLWHC") which is the developer of the master planned community of St. Lucie West, ("SLW") located in St. Lucie County, Florida. On December 28, 1999, BDC completed the acquisition of Levitt Corporation ("Levitt"), which is focused on the development of active adult communities.

Real Estate and Other Activities
--------------------------------

In addition to its investment in BBC and unrelated to the public limited partnership programs and its property management activities, the Company holds mortgage notes receivable of approximately $1.3 million which were received in connection with the sale of properties previously owned by the Company. Further, in recent years, the Company has made additional real estate investments. In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after interest earned by the Company on advances made by the Company. The Company bears any risk of loss under the arrangement with the Abdo Group.

The Company has acquired interests in two properties pursuant to this arrangement with the Abdo Group. In June 1994, an entity controlled by the Company acquired from an independent third party 23.7 acres of unimproved land known as the "Cypress Creek" property located in Fort Lauderdale, Florida. In March 1996, the Cypress Creek property was sold to an unaffiliated third party for approximately $9.7 million and the Company recognized a gain of approximately $3.3 million. As part of the sale of the Cypress Creek property, the Company received a limited partnership interest in an unaffiliated limited partnership that entitled it to receive approximately 4.5% of any profits from the development and operation of the property. In January 1999, the Company received approximately $259,000 when the limited partnership was liquidated. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 1999, approximately 50 acres of the Center Port property had been sold to unaffiliated third parties for approximately $13.6 million and the Company recognized net gains from the sales of real estate of approximately $3.4 million. Included in cost of sales is approximately $2.4 million representing the Abdo Group's profit participation from the transaction. Payment of any profit participation to the Abdo Group will be deferred until the Company is repaid on advances and interest. The remainder of the Center Port property is currently being marketed for sale.

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

A description of BBC and BankAtlantic is incorporated herein by reference to the Annual Report on Form 10-K of BBC for the year ended December 31, 1999.

Holding Company Regulation
--------------------------

As the holder of approximately 31% of all of BBC's outstanding Common Stock, BFC is a unitary savings bank holding company subject to regulatory oversight by the OTS. As such, the Company is required to register with and is subject to OTS examination, supervision and certain reporting requirements. In addition, BBC is subject to the same oversight by the OTS as discussed herein with respect to the Company.

BankAtlantic is a member of the Federal Home Loan Bank ("FHLB") system and its deposit accounts are insured up to applicable limits by the FDIC. BankAtlantic is subject to supervision, examination and regulation by the OTS and by the FDIC as the insurer of its deposits. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. The OTS and the FDIC periodically review BankAtlantic's compliance with various regulatory requirements. The regulatory structure also gives regulatory authorities extensive discretion with respect to the classification of non-performing and other assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Home Owner's Loan Act ("HOLA") prohibits a savings bank holding company from directly or indirectly acquiring control, including through an acquisition by merger, consolidation or purchase of assets, of any savings association (as defined in Section 3 of the Federal Deposit Insurance Act) or any other savings and loan or savings bank holding company, without prior OTS approval. In considering whether to grant approval for any such transaction, the OTS will take into consideration a number of factors, including:

     o    competitive effects of the transaction;
     o    financial and managerial resources;
     o future prospects of the holding company and its bank or thrift subsidiaries following the transaction; and
     o compliance records of such subsidiaries with the Community Reinvestment Act.

Generally, a savings bank holding company may not acquire more than 5% of the voting shares of any savings association unless by merger, consolidation or purchase of assets, in each case subject to prior OTS approval. Another provision of HOLA permits a savings bank holding company to acquire up to 15% of the voting shares of certain undercapitalized savings associations.

Federal law allows the Director of the OTS to take action when it determines that there is reasonable cause to believe that the continuation by a savings bank holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of a savings bank holding company's subsidiary savings institution. The Director of the OTS has oversight authority for all holding company affiliates, not just the insured institution. Specifically, the Director of the OTS may, as necessary:

       (i)    limit the payment of dividends by the savings institution;
       (ii)   limit transactions between the savings institution, the holding company and the subsidiaries or affiliates of either; or
       (iii)  limit any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

Restrictions on Transactions with BankAtlantic and BBC -- BankAtlantic and BBC is subject to restrictions in its dealings with the Company and any other companies that are "affiliates" of the Company under HOLA and certain provisions of the Federal Reserve Act ("FRA") that are made applicable to savings institutions by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations.

Restrictions on BBC's Ability to Pay Dividends to the Company
-------------------------------------------------------------

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

BankAtlantic must file a capital distribution notice or a capital distribution application with the OTS in connection with distributions to BBC. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels.

BankAtlantic meets the definition as a "well capitalized" institution; however, BankAtlantic's capital distribution exceeds net income for the prior two years and therefore must file a capital distribution application with the OTS prior to making distributions to BBC.

A "well capitalized" institution must have risk-based capital of 10% or more, core capital of 5% or more and Tier 1 risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level or a specific capital measure. At December 31, 1999 BankAtlantic met the capital requirements of a "well capitalized" institution as defined above.

Federal and State Taxation
--------------------------

The State of Florida imposes a corporate income tax at the rate of 5.5% on taxable income as determined for Florida income tax purposes. Taxable income for this purpose is based on federal taxable income in excess of $5,000 as adjusted by certain items.

Employees
---------

At December 31, 1999, BFC Financial Corporation employed 6 full-time employees and 2 part-time employees. Management believes that its relations with its employees are satisfactory. The employee benefits offered by the Company are considered by management to be generally competitive with employee benefits provided by other major employers in Florida. The Company's employees are not represented by any collective bargaining group.

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

       o A parcel of land located in Fort Lauderdale, Florida, referred to herein as the Center Port property, containing approximately 70 acres of which approximately 50 acres have been sold through December 31, 1999.

       o A shopping center known as the Burlington Manufacturers Outlet Center ("BMOC") located in Burlington, North Carolina containing approximately 265,265 leaseable square feet.

       o A 50% interest in an industrial park known as Delray Industrial Park located in Delray Beach, Florida containing approximately 134,237 leaseable square feet.


ITEM 3. LEGAL PROCEEDINGS

The following is a description of certain lawsuits to which the Company is a party.

Alan B. Levan and BFC Financial Corporation v. Capital Cities/ABC, Inc. and
---------------------------------------------------------------------------
William H. Wilson, in the United States District Court for the Southern District
--------------------------------------------------------------------------------
of Florida, Case No. 92-325-Civ-Atkins.
---------------------------------------
On November 29, 1991, The ABC television program 20/20 broadcast a story about Alan B. Levan and the Company which purportedly depicted a number of securities transactions in which Mr. Levan and the Company were involved. The story contained numerous false and defamatory statements about the Company and Mr. Levan and, on February 7, 1992, a defamation lawsuit was filed on behalf of the Company and Mr. Levan against Capital Cities/ABC, Inc. and William H. Wilson, the producer of the broadcast. In December 1996, a jury found in favor of the Company and Mr. Levan and awarded a compensatory judgment of $1.25 million to the Company and $8.75 million to Mr. Levan. Capital Cities/ABC, Inc. and William
H. Wilson filed an appeal in this matter and the Appellate Court reversed the lower court judgment. The Company and Mr. Levan filed a petition for certiorari review with the Supreme Court On February 28, 2000, the petition was denied.

The Company is also a party to certain other litigation arising in the ordinary course of its business. Management does not believe such litigation will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

INCORPORATION BY REFERENCE
--------------------------

Part I - Items 1 through 3 pertaining to BFC's significant subsidiary, BBC is incorporated herein by reference to the annual report on Form 10-K of BankAtlantic Bancorp, Inc. for the fiscal year end December 31, 1999.


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

Year:
----
                        Class A Common Stock         Class B Common Stock Price
                        --------------------         --------------------------
        Quarter           High          Low                High           Low
        -------           ----          ---                ----           ---
1997:
        1st Quarter     n/a             n/a            $  3.73           $ 3.00
        2nd Quarter     n/a             n/a            $  4.00           $ 3.13
        3rd Quarter     n/a             n/a            $ 10.13           $ 3.93
        4th Quarter    $ 10.17        $   9.33         $ 10.40           $ 7.33
1998:
        1st Quarter    $ 15.50        $   9.34         $ 15.17           $ 9.33
        2nd Quarter    $ 12.63        $   9.25         $ 12.75           $ 9.00
        3rd Quarter    $ 11.63        $   6.25         $ 10.88           $ 6.00
        4th Quarter    $  7.13        $   4.00         $  7.75           $ 5.00
1999:
        1st Quarter    $  7.00        $   4.88         $  7.50           $ 6.00
        2nd Quarter    $  6.38        $   3.88         $  7.00           $ 5.00
        3rd Quarter    $  5.88        $   4.75         $  5.88           $ 5.00
        4th Quarter    $  5.13        $   2.94         $  5.75           $ 3.00

On March 22, 2000, there were approximately 1,150 record holders of the Class A Common Stock and 1,082 record holders of Class B common stock.

The last sale price during 1999 of the Company's Class A and Class B common stock as reported to the Registrant by the National Quotation Bureau was $3.00 and $3.38 per share, respectively.

There are no restrictions on the payment of cash dividends by Registrant.

As noted in Part I, Item I under "Business - Regulation - Restrictions on BBC's Ability to Pay Dividends to the Company," there are restrictions on the payment of dividends by BankAtlantic to BBC and by BBC to its common shareholders, including BFC. The source of funds for payment by BBC of dividends to BFC is currently dividend payments received by BBC from BankAtlantic.

                      [This Page Intentionally Left Blank}

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                      Selected Consolidated Financial Data
             (In thousands, except for per share data and percents)

                                                       For the years ended December 31,
                                           --------------------------------------------------------
                                           1999          1998         1997        1996         1995
                                           ----          ----         ----        ----         ----
Revenues                                 $17,699        12,658       16,354      21,661       11,711
Costs and expenses                         6,265        12,707        3,366      12,679        7,481
Income  (loss) before income taxes
 and extraordinary items                  11,434           (49)      12,988       8,982        4,230
Provision for income taxes (benefit)       4,183          (368)       4,222       2,924            -
Extraordinary items,
 net of income taxes                         175 (j)        61 (f)    1,052 (g)     853 (h)    3,702  (i)
Net income                                 7,426           380        9,818       6,911        7,932
Common Stock (d):
Basic earnings per share (e)
  Before Extraordinary items                0.91          0.04         1.10        0.78         0.55
  Extraordinary items                       0.02          0.01         0.13        0.11         0.48
  Net income                                0.93          0.05         1.23        0.89         1.03
Diluted earnings per share (e)
  Before Extraordinary items                0.82          0.04         1.00        0.73         0.55
  Extraordinary items                       0.02             -         0.12        0.10         0.48
  Net income                                0.84          0.04         1.12        0.83         1.03
Basic weighted average of common
 shares outstanding (e)                    7,957         7,954        7,938       7,811        7,709
Diluted weighted average of common
 shares outstanding (e)                    8,818         9,101        8,731       8,347        7,709
Ratio of earnings to fixed charges (c)      2.34          2.33         1.69        1.33         0.26
Dollar deficiency of earnings to
 fixed charges (c)                             -             -            -           -        3,370

                                                                 December 31,
                                           --------------------------------------------------------
                                           1999          1998         1997        1996         1995
                                           ----          ----         ----        ----         ----
Investment in BankAtlantic
 Bancorp, Inc. ("BBC")                    73,764        74,565       72,185      59,039       52,662
Loans receivable, net                      1,325         1,740        1,859       2,180        5,168
Securities available for sale                255           107        1,478       6,819        5,105
Venture capital investments                8,408           343            -           -            -
Investment real
 estate, net (k)                           5,803         6,172        9,700      10,383       11,072
Real estate held for development
 and sale                                  1,840         1,811        6,474       6,497       10,211
Total assets                              96,745        91,257       98,871      98,841       96,896
Subordinated debentures, net                   -         1,452        1,731       2,953        3,810
Mortgages payable
 and other borrowings                     18,253        10,784       22,943      25,498       27,616
Deferred interest on the
 subordinated debentures                       -         2,217        2,106       2,806        2,722
Stockholders' equity                      58,965        57,631       54,142      41,462       35,758
Book value per share  (e)                   7.41          7.24         6.81        5.26         4.64
Book value per share
 assuming market value of BBC (e)           6.22          7.45        13.27        7.01        10.22
Return on assets  (a)                     7.80 %        0.39 %       10.5 %       7.0 %        8.5 %
Return on equity  (a)                    12.61 %        0.67 %       21.1 %      17.7 %       26.4 %
Equity to assets ratio (a)                61.8 %        58.7 %       49.7 %      39.4 %       32.3 %

----------
(a)  Ratios were computed using quarterly averages.
(b)  Since its inception, the Company has not paid any dividends.
(c) The operations of BBC have been eliminated since there is a dividend restriction between BBC's primary subsidiary, BankAtlantic, and BBC.
(d) Prior to 1997 there were no Class A common shares outstanding. All shares outstanding prior to 1997 were Class B common shares. While the Company has two classes of common stock outstanding, the two-class method is not presented because the company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.
(e) I.R.E. Realty Advisory Group, Inc. ("RAG") owns 1,375,000 of BFC Financial Corporation's Class A Common Stock and 500,000 shares of BFC Financial Corporation Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 624,938 shares of Class A Common Stock and 227,500 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share and book value per share.
(f) Gain from extinguishment of debt of $61,000, net of income taxes of $39,000.
(g) Gain on settlements of Exchange litigation of approximately $756,000, net of income taxes of $475,000, net gain from extinguishment of debt of $115,000, net of income taxes of $72,000 and net gain from debt restructuring of approximately $181,000, net of income taxes of $114,000.
(h) Gain on settlements of Exchange litigation of approximately $853,000, net of income taxes of $611,000.
(i) Gain from extinguishment of debt of approximately $460,000, net of income taxes of $218,000 and gain on settlements of Exchange litigation of approximately $3.2 million, net of income taxes of $1.5 million.
(j) Net loss from extinguishment of debt of approximately $179,000, net of income taxes benefit of $112,000 and net gain on settlement of litigation of approximately $354,000, net of income taxes of $222,000.
(k) Investment real estate, net represents the properties acquired in the 1989 and 1991 Exchange.

ITEM 7. BFC FINANCIAL CORPORATION'S MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General - BFC Financial Corporation ("BFC" or "the Company") is a unitary savings bank holding company which owns in the aggregate approximately 31.3% of the outstanding BankAtlantic Bancorp, Inc. ("BBC") Common Stock. BBC is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic") and owns 100% of its outstanding common stock. The Company's ownership interest in BBC has been recorded by the purchase method of accounting. Based on the equity method of accounting, the Company's investment in BBC represents approximately 76% of the Company's consolidated assets as of December 31, 1999. At December 31, 1999, the Company owned 8,296,891 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock representing 31.3% of all outstanding BBC Common Stock. At December 31, 1999, the Company's ownership in the outstanding BBC Class A and B Common Stock was approximately 26% and 48%, respectively. In January 2000, BBC's Board of Directors approved a corporate transaction to redeem and retire approximately 5.4 million publicly held outstanding shares of Class B common stock. The transaction is subject to BBC shareholder and regulatory approval. If consummated the transaction will result in BFC being the sole holder of the Class B Common Stock representing 100% of BBC voting rights of BBC. The aggregate market value of the Company's investment in BBC at December 31, 1999 was approximately $59.2 million or approximately $14.5 million less than the carrying value in the financial statements. Management does not believe that there is any permanent impairment in the value of the investment in BBC.

In addition to its investment in BBC, the Company owns and manages real estate. Since its inception in 1980 and prior to the acquisition of control of BankAtlantic in 1987, the Company's primary business was the organization, sale and management of real estate investment programs. Effective as of December 31, 1987, the Company ceased the organization and sale of new real estate investment programs, but continues to own and manage real estate assets. At December 31, 1999, a subsidiary of the Company continues to serve as the corporate general partner of one public limited partnership which files periodic reports with the Securities and Exchange Commission under the Securities Exchange Act. Other subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years.

During 1999, the Company invested approximately $6.7 million in five unaffiliated technology entities. During 2000, these investments were contributed to a specified asset limited partnership managed by an affiliate of the Company. Interests in such partnership were sold in March 2000 to accredited investors in a private offering and the Company received approximately $6.2 million of the proceeds. The Company's net investment after receipt of the proceeds will be approximately $1.8 million. It is anticipated that the Company may form additional partnerships in the future to invest in the technology sector.

Results of Operations
---------------------

The Company's basic and diluted earnings per share for common stock were $.93 and $.84 for the year ended December 31, 1999, $.05 and $.04 for the year ended December 31, 1998 and $1.23 and $1.12 for the year ended December 31, 1997, respectively.

Net income for the year ended December 31, 1999, 1998 and 1997 was approximately $7.4 million, $380,000 and $9.8 million, respectively. Operations for 1999 and 1997 included gains on settlements of litigation, net of income taxes of approximately $354,000 and $756,000. Operations in 1999 included an extraordinary loss from extinguishments of debt, net of income tax benefit of approximately $179,000. Operations in 1998 and 1997 included extraordinary gains, net of income taxes, of $61,000 and $115,000, respectively, from extinguishment of debt. Operations in 1997 included extraordinary gain, net of income taxes, of $181,000 from debt restructuring.

The Company's equity in BBC's net income was approximately $10.5 million for the year ended December 31, 1999, a net loss for the year ended December 31, 1998 of approximately $1.4 million, and net income for the year ended December 31, 1997 of approximately $12.1 million. The Company's 1999, 1998 and 1997 operations included a net gain on the sale of real estate of approximately $1.4 million, $3.2 million and $335,000, respectively. The Company's 1997 operations also included a net gain on the sale of BBC Class A Common Stock of approximately $1.3 million and the reversal of a provision for litigation of approximately $2.3 million. Interest on subordinated debentures was approximately $408,000, $492,000 and $723,000 in 1999, 1998 and 1997 operations, respectively. The Company's 1999 operation included an allowance for loss on mortgage notes of approximately $300,000 and 1998 operations included a write-down of an investment in a real estate limited partnership of approximately $184,000.

The following table shows the components of revenues and the changes between the periods indicated (in thousands):


                                            December 31,       1999 to   1998 to
                                   -------------------------    1998      1997
                                      1999     1998     1997   Change    Change
                                   -------  -------   ------  -------   -------
Interest on mortgage notes
 and related receivables           $ 1,284    1,108      221      176       887
Interest and dividends on
 securities available for
 sale and escrow accounts              245      228      445       17      (217)
Earnings on real estate
 rental operations, net              1,112      979    1,034      133       (55)
Sale of real estate                  3,488   11,706      967   (8,218)   10,739
Net gain from sale of stock           --       --      1,349     --      (1,349)
Earnings from real estate
 limited partnerships                  851     --       --        851      --
Equity in earnings (loss) of BBC    10,501   (1,397)  12,129   11,898   (13,526)
Other income                           218       34      209      184      (175)
                                   -------  -------   ------  -------   -------
                                   $17,699   12,658   16,354    5,041    (3,696)
                                   =======  =======   ======  =======   =======

Interest on mortgage notes and related receivables increased for the year ended December 31, 1999 as compared to the same period in 1998 due to interest received in 1999 of approximately $954,000 from an affiliated limited partnership. The loan from the limited partnership was satisfied in 1996 but the accrued interest remained unpaid. In 1999, the limited partnership obtained the funds through the sale of its real estate properties allowing it to make the interest payment. This increase was offset in part by a decrease of approximately $734,000 in interest earned from advances associated with the Company's development and construction of the Center Port property. Interest on mortgage notes and related receivables increased for the year ended December 31, 1998 as compared to the same period in 1997 primarily due to recognition of approximately $910,000 of interest earned on advances associated with the development and construction of the Center Port property.

Interest and dividends on securities available for sale and escrow accounts decreased for the year ended December 31, 1998 as compared to the 1997 period primarily due to decreases in investable funds.

Earnings on real estate rental operations include earnings from investment real estate and deferred profit recognition on sales of real estate by the Company and its subsidiaries other than BBC. Earnings on real estate rental operations, net increased for the year ended December 31, 1999 as compared to the same period in 1998 due to decreases in depreciation and repair and maintenance expenses at the Company's Burlington Manufacturers Outlet Center ("BMOC") property. Earnings on real estate rental operations, net decreased for the year ended December 31, 1998, as compared to the same period in 1997 primarily due to an increase in landscaping maintenance and repairs and maintenance at BMOC.

During 1999, the Company sold:

     o the ownership interest in parcels of land occupied by two Toys R Us stores located in Springfield, Massachusetts and Aurora, Illinois for approximately $825,000. The Company recognized a net gain on this transaction of approximately $766,000, and
     o approximately 8 acres of the Center Port property for approximately $2.7 million and recognized a net gain from the sale of approximately $626,000.

During 1998, the Company sold:

     o approximately 38 acres of the Center Port property to unaffiliated third parties for approximately $10.9 million and recognized a net gain from the sale of real estate of approximately $2.6 million, and
     o approximately 15,000 square feet of the BMOC property to an unaffiliated third party for $500,000 and the company recognized a net gain from the sale of real estate of approximately $301,000.

In 1996, the Company sold a 50% interest in a property located in Delray Beach, Florida, included in investment real estate, net. Since the Company was the maker on the non-recourse mortgage note on the Delray Beach property and since the Company maintained a 50% interest in the subject property, the gain on the sale of approximately $0.6 million was deferred. During the quarter ended June 30, 1998, 50% of the deferred profit of approximately $0.3 million was recognized upon refinancing the property's mortgage note. The remaining deferred profit will be recognized upon the sale of the remaining interest in the property.

During 1997, the Company sold:

     o 12.7 acres of land located in Birmingham, Alabama to an unaffiliated third party for approximately $149,000 and a net gain on the sale of approximately $131,000 was recognized in 1997, and
     o approximately four acres of the Center Port property to unaffiliated third parties for approximately $818,000 and the Company recognized a net gain from the sale of real estate of approximately $204,000.

In June 1997 and January 1997, the Company sold an aggregate of 449,805 shares of BBC's Class A Common Stock. Net proceeds received from these sales amounted to approximately $3.7 million and a net gain of approximately $1.3 million was recognized in 1997.

During 1999, the Company received distributions of approximately $588,000 from a real estate limited partnership in which the Company holds an interest when the limited partnership sold 31 of 34 convenience stores that it owned. The Company has a 49.5% interest in this partnership and had written off its investment of approximately $441,000 in 1990 based on the bankruptcy of the entity leasing the real estate. The $588,000 distribution has been included in earnings from real estate limited partnerships. In March 1996, as part of the sale of the Company's Cypress Creek property in Fort Lauderdale, Florida, the Company received a 4.5% limited partnership interest in the partnership that acquired the property. In 1999, the Company received a distribution of approximately $263,000 from the liquidation of this partnership. The $263,000 has also been included in earnings from real estate limited partnerships.

BBC's net income (loss) available for common shareholders for each of the years in the three year period ended December 31, 1999 are summarized below (in thousands):



                                      For the Years            1999       1998
                                    Ended December 31,          to         to
                             -----------------------------     1998       1997
                                1999       1998       1997    Change     Change
                             -------    -------     ------    ------    -------

Income from
 continuing operations       $28,792     10,186     23,658    18,606    (13,472)
Income (loss) from
 discontinued operations,
 net of taxes                  2,077    (18,220)     4,111    20,297    (22,331)
                             -------    -------     ------    ------    -------
Net income (loss)            $30,869     (8,034)    27,769    38,903    (35,803)
                             =======    =======     ======    ======    =======

The Company's equity in BBC's net income was approximately $10.5 million for the year ended December 31, 1999, a net loss for the year ended December 31, 1998 of approximately $1.4 million, and net income for the year ended December 31, 1997 of approximately $12.1 million. The increase in the Company's equity in earnings of BBC for the year 1999 as compared to 1998 was due to an increase in earnings by BBC. BBC's income from continuing operations increased by 183% during the year ended December 31, 1999 compared to the same period during 1998 whereas income from continuing operations decreased by 57% during the year ended December 31, 1998 compared to the same period during 1997. The primary reasons for BBC's increase in income from continuing operations during 1999 compared to 1998 were:

     1) an increase in net interest income relating to a larger loan, securities available for sale and investment securities portfolio,
     2) higher transaction and ATM fee income due to an expanded ATM network and a restructuring of transaction accounts,
     3)   enhanced income from Ryan Beck operations,
     4)   a significant increase in earnings from land sales related to BDC,
     5) lower bank operations expenses resulting from the December 1998 corporate restructuring discussed below, and
     6)   gains on the sale of property and equipment and foreclosed assets.

The above BBC's increases were partially offset by:

     1) an increase in the provision for loan losses resulting from charge-offs and delinquency trends in BBC's indirect consumer and small business loan portfolios, and
     2) lower gains on the sale of loans, securities available for sale and trading activities.

BBC's income from discontinued operations for the year ended December 31, 1999 resulted primarily from a lower than anticipated cost to sell mortgage servicing rights and a recovery of a portion of the 1998 valuation allowance due to rising interest rates during 1999. BBC's valuation allowance was established based upon the interest rate environment at year end, which anticipated certain prepayment speeds. Due to rising interest rates during 1999, prepayment speeds were less than estimated resulting in an increase in mortgage servicing rights market value.

The primary reasons for BBC's decrease in income from continuing operations during 1998 compared to 1997 was:

     1) a significant increase in the provision for loan losses resulting from recent delinquency trends in the consumer indirect and small business loan portfolios and growth in small business loans,
     2) an increase in employee compensation and benefits expense from bank operations due to expanded product lines and branch network,
     3) higher occupancy expenses due to the opening of 10 branches and the expansion of BankAtlantic's ATM network ,
     4) increased advertising and promotion expenses to introduce BankAtlantic's new corporate logo and to promote new product lines,
     5) increased expenses associated with the higher administrative costs of managing a larger branch and ATM network , and
     6)   restructuring charges and write-downs.

The above BBC items were partially offset by an increase in net interest income due to a larger loan portfolio, income from real estate operations and a net pension curtailment gain.

BBC determined in December 1998 to discontinue the mortgage servicing business. Included in the loss from discontinued operations during the year ended December 31, 1998 was a $6.1 million provision for the disposal of the mortgage servicing business (net of income taxes). The remaining loss from discontinued operations during 1998 primarily resulted from rapidly declining interest rates during 1998 causing prepayments and declines in the value of the mortgage servicing rights asset.

The following table gives information regarding the Company's ownership interest in BBC at the dates indicated:

                               BBC           BBC
                             Class A       Class B
                             Common         Common         Total
                              Stock         Stock       Outstanding
                              -----         -----       -----------
     December 31, 1997        30.6%         45.6%          35.6%
     December 31, 1998        25.1%         47.1%          31.3%
     December 31, 1999        26.1%         47.5%          31.3%

The decrease in ownership at December 31, 1998 as compared to 1997 was attributable to BBC's issuance of Class A Common Stock in connection with acquisitions. This decrease was offset in part by reductions in the outstanding shares of BBC Common Stock primarily due to BBC's repurchases of its shares.

Other income increased for the year ended December 31, 1999 as compared to the same period in 1998 primarily due to proceeds received relating to advances due from an affiliate which were written-off in prior years and management fees from BankAtlantic Development Corporation for the compensation of accounting and other administrative services.

The following table shows the components of costs and expenses and the changes between the periods indicated (in thousands):

                                                                   1999    1998
                                              December 31,          to      to
                                        ---------------------      1998    1997
                                        1999     1998    1997     Change  Change
                                        ----     ----    ----     ------  ------
Interest on subordinated
 debentures                         $    408      492     723      (84)    (231)
Interest on mortgages payable
 and other borrowings                  1,205    1,420   1,996     (215)    (576)
Cost of sale of real estate            2,097    8,525     632   (6,428)   7,893
Allowance for loss on mortgage
 notes                                   300     --      --        300     --
Write-down of investment                --        184    --       (184)     184
(Income) expenses  related to
 real estate held for
 development and sale, net               (37)      68     130     (105)     (62)
Reversal of provision for
 litigation                             --       --    (2,272)    --      2,272
Employee compensation and benefits     1,264    1,190   1,153       74       37
Occupancy and equipment                   53       50      40        3       10
General and administrative, net          975      778     964      197     (186)
                                    --------   ------  ------   ------   ------
                                    $  6,265   12,707   3,366   (6,442)   9,341
                                    ========   ======  ======   ======   ======

Interest on subordinated debentures decreased for the year ended December 31, 1999 as compared to same period in 1998 due to the redemption of the Company's outstanding Subordinated Debentures at a price of 100% of the principal amount plus accrued interest through the date of redemption. Interest on subordinated debentures decreased for the year ended December 31, 1998 as compared to the same period in 1997 primarily due to reduction in the outstanding amount of Debentures and the accrual of interest on certain Debentures during 1996 related to the delayed funding of the 1989 Exchange settlement liability.

Interest on mortgage payable and other borrowings decreased for the year ended December 31, 1999 as compared to the same period in 1998 due to lower average borrowings outstanding and for year ended December 31, 1998 as compared to the same period in 1997.

The Company recorded an allowance for loss on mortgage notes due from affiliated limited partnerships of $300,000 during 1999. This allowance for mortgage notes was based upon management's determination regarding the net carrying value of the loans and the estimated fair value of the underlying loan collateral. In June 1998, the Company also reduced its carrying value on an investment in an affiliated partnership by $184,000.

The (income) expenses relating to real estate held for development and sale, net represent the Company's expenses and revenues relating to the Center Port property located in Pompano Beach, Florida and a 50% interest in Delray Industrial Park property ("Delray") located in Delray Beach, Florida. (Income) expenses related to real estate held for development and sale decreased for the 1999 period as compared to the 1998 period primarily due to decreased property taxes, administrative expenses and an increase in rental income at Center Port and Delray. Expenses relating to real estate held for development and sale, net decreased for the year ended December 31, 1998 as compared to the same period in 1997 primarily due to decreased property taxes and administrative expenses at the Center Port property. As development is completed and parcels of land are sold from the Center Port project, these expenses are expected to continue to decline.

General and administrative, net increased for the year ended December 31, 1999 as compared to the same period in 1998 primarily due to an increase in professional and consulting fees relating to a registration statement that was subsequently abandoned. This increase was partially offset with a decrease in stockholders relation expenses, leasing fees and intangible taxes. General and administrative, net, decreased for the year ended December 31, 1998 as compared to the same period in 1997 primarily due to decreased legal fees, trustee fees and amortization expense. This decrease was offset in part by an increase in intangible taxes.

In connection with the litigation entitled Short vs. Eden, et al., the Company at December 31, 1996 had an accrual of approximately $3.0 million included in other liabilities. The Company in April 1997 disbursed approximately $783,000 and received a release and satisfaction of judgment. Accordingly, the remaining accrual of approximately $2.3 million was reversed during 1997.

The Company does not include BBC and its subsidiaries in its consolidated income tax return with its wholly-owned subsidiaries since the Company owns less than 80% of the outstanding stock of BBC. The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 1999, 1998 and 1997, the Company's deferred income taxes were approximately $13.6 million, $13.2 million and $11.7 million, respectively. The increase in deferred income taxes at December 31, 1998 as compared to December 31, 1997 was primarily due to the deferred taxes associated with the increase in the investment in BBC of approximately $2.4 million.

Financial Condition
-------------------

The Company's total assets at December 31, 1999 and 1998 were $96.7 million and $91.3, respectively. The majority of the difference at December 31, 1999 as compared to December 31, 1998 was due to increases in venture capital investments. This increase was offset in part with decreases in

     o    investment in BBC
     o    mortgage notes and related receivables, net

During 1999, the Company invested approximately $6.7 million in five unaffiliated technology entities. During 2000, these investments were contributed to a specified asset limited partnership managed by an affiliate of the Company. Interests in such partnership were sold in March 2000 to accredited investors in a private offering and the Company received approximately $6.2 million of the proceeds. The Company's net investment after receipt of the proceeds will be approximately $1.8 million. It is anticipated that the Company may form additional partnerships in the future to invest in the technology sector.

Investment in BBC decreased primarily due to BBC's unrealized depreciation on securities available for sale, net of deferred income taxes of approximately $9.6 million, dividends of approximately $1.2 million and other BBC capital transactions of approximately $493,000. This decrease was offset in part by the equity in earnings of BBC of approximately $10.5 million.

Mortgage notes and related receivables, net decreased due to an allowance for loss on mortgage notes due from affiliated limited partnerships of approximately $300,000. This allowance for notes was based upon management's determination regarding the net carrying value of the loans and the estimated fair value of the underlying collateral.

The Company's total liabilities at December 31, 1999 and 1998 were approximately $37.8 million and $33.6 million, respectively. The increase in total liabilities was primarily due to additional borrowings of approximately $8.08 million. This increase was offset in part by the redemption of the Company's subordinated debentures and deferred interest. Approximately $1.4 million in principal amount of subordinated debentures were redeemed together with approximately $2.2 million in accrued interest through the date of redemption.

Purchase Accounting
-------------------

The acquisition of BBC was accounted for as a purchase and accordingly, the assets and liabilities acquired were revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during the year ended December 31, 1999 by approximately $658,000 and by approximately $741,000 during each of the years ended December 31, 1998 and 1997. Excess cost over fair value of net assets acquired at December 31, 1999 and 1998, was approximately $331,000 and $454,000, respectively. Such excess cost over fair value of net assets acquired is included in the investment in BBC in the accompanying statements of financial condition.

Liquidity and Capital Resources
-------------------------------

The primary sources of funds to the Company for the year ended December 31, 1999 were distributions from real estate limited partnerships, proceeds from the sale of real estate, increase in borrowings, principal reductions on loan receivables, revenues from property operations, and dividends from BBC. These funds were primarily utilized to reduce mortgage payables and other borrowings, redemption of the outstanding subordinated debentures and interest accrued, to fund development and construction costs at the Center Port property, to invest venture capital in technology entities, and to fund operating expenses and general and administrative expenses.

In September 1999, the Company redeemed all of its outstanding Subordinated Debentures by paying approximately $3.6 million to a Trustee, representing the principal balance of approximately $1.4 million and the payment of accrued interest of $2.2 million. The Company recognized an extraordinary loss from extinguishment of debt, net of income tax benefit of approximately $179,000 due to the write-off of the subordinated debentures valuation discount and other related costs.

In accordance with the terms of the applicable escrow agreements established to fund payment of amounts associated with a settlement of litigation, at September 30, 1999, approximately $2.7 million remained in escrow accounts to fund future payments. In January 2000, approximately $2.5 million remaining in escrow was released to the Company and any future payments associated with these settlements will be paid from the Company's working capital. Payments are made when a claimant presents a subordinated debenture that was cancelled upon settlement of the litigation. At December 31, 1999, there was approximately $5.1 million associated with these settlements that could be presented for payment. The Company is not obligated to pay interest on these amounts.

During 1999, the Company invested approximately $6.7 million in five unaffiliated technology entities. During 2000, these investments were contributed to a specified asset limited partnership managed by an affiliate of the Company. Interests in such partnership were sold in March 2000 to accredited investors in a private offering and the Company received approximately $6.2 million of the proceeds. The Company's net investment after receipt of the proceeds will be approximately $1.8 million. It is anticipated that the Company may form additional partnerships in the future to invest in the technology sector.

In December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 1999, approximately 50 acres of the Center Port property had been sold to unaffiliated third parties for approximately $13.6 million and the Company recognized net gains from the sales of real estate of approximately $3.4 million. The remainder of the Center Port property is currently being marketed for sale. The unsold property is unencumbered.

As previously indicated the Company holds approximately 31.3% of all outstanding BBC Common Stock. The payment of dividends by BBC is subject to declaration by BBC's Board of Directors and will depend upon, among other things, the results of operations, financial condition and cash requirements of BBC and the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which in turns is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. Currently, BBC pays a quarterly dividend of $.025 and $.023 per share for Class A and Class B Common Stock, respectively.

BBC requires funds to pay certain operating expenses, payments required for the 9 1/2% Cumulative Trust Preferred Securities, interest on the 5 5/8%, 6 3/4%, 9% Debentures and 10% Subordinated Investment Notes and regular quarterly cash dividend payments to its common shareholders, subject to regulatory restrictions. It is anticipated that funds for payment of these items, which were $23.2 million for the year ended December 31, 1999, will be provided by dividends received from BankAtlantic.

At December 31, 1999, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 7.71%, 12.04% and 13.30%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a well-capitalized institution; however, BankAtlantic's capital distribution exceeds net income for the prior two years and therefore must file a capital distribution application with the OTS prior to making distributions to BBC.

Cash Flows
----------

A summary of the Company's consolidated cash flows follows (in thousands):

                                       For the Years Ended December 31,
                                       --------------------------------
                                         1999       1998       1997
                                        -------    -------    -------
         Net cash provided (used) by:
           Operating activities         $(2,249)    (1,152)    (8,925)
           Investing activities          (2,649)    12,538     10,812
           Financing activities           3,920     (9,467)    (3,079)
                                        -------    -------    -------
         Increase (decrease) in cash
              and cash equivalents      $  (978)     1,919     (1,192)
                                        =======    =======    =======

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

Market Risk
-----------

Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is equity risk through its investment in BBC.

Equity Pricing Risk
-------------------

The Company's primary equity investment is its investment in BBC. This investment was entered into for purposes other than trading purposes. Since this investment is carried using the equity method of accounting, changes in market price of BBC stock would not have a direct impact on the financial statements, however, a change in market price may have an impact on the investment community's view of the Company. The following table shows changes in the market value of the Company's investment in BBC at December 31, 1999 based on percentage changes in market price. Actual future price changes may be different from the changes identified in the table below (in thousands):

                  Percent
                 Change In                      Market
                Market Price                     Value
                ------------                     -----
                 20.00%                      $  71,058
                 10.00%                         65,136
                  0.00%                         59,215
                (10.00)%                       (53,293)
                (20.00)%                       (47,372)

The Company has provided venture capital to various entities with the anticipation that it will be able to achieve a return on its investment when these entities are either acquired by other companies or sell their stock in public offerings. It is possible that the products being developed by these entities will not gain market acceptances or that the public markets will not support a pricing of these entities that would allow the Company to make a return on or recoup its investments in these entities.

Management does not believe that market risk on other equity instruments would have a significant impact on the financial condition of the Company.

Below is an analysis of BBC's equity pricing risk at December 31, 1999. BBC (including Ryan Beck) maintains a portfolio of trading and available for sale securities, which subjects BBC to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of BBC's trading and available for sale securities at December 31, 1999 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                              Available    Securities       Total
    Percent     Trading       for Sale      Sold Not        Dollar
   Change in  Securities     Securities        Yet       Change from
  Fair Value  Fair Value     Fair Value     Purchased         0%
  ----------  ----------     ----------    ----------    -----------
                            (dollars in thousands)
      20  %    $ 27,973       $ 21,863      $ 3,155       $  8,832
      10  %    $ 25,642       $ 20,041      $ 2,892       $  4,416
       0  %    $ 23,311       $ 18,219      $ 2,629       $      0
     (10) %    $ 20,980       $ 16,397      $ 2,366       $ (4,416)
     (20) %    $ 18,649       $ 14,575      $ 2,103       $ (8,832)

BankAtlantic expanded its proprietary trading group during 1999. Their activities include trading in options and future contracts on U.S. Treasury Notes and Bonds as well as Eurodollar time deposits that settle in three months or less. Eurodollar time deposits are indexed to the LIBOR interest rate. In addition, Ryan Beck is a market maker in equity securities, which could, from time to time require them to hold securities during declining markets. BBC attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of BBC's overall asset and liability management process.

Interest Rate Risk
------------------

The majority of BBC's assets and liabilities are monetary in nature subjecting BBC to significant interest rate risk. BBC has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring BBC's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 1999 resulting from a change in interest rates. BBC Interest rate sensitive instruments included in the model were:

     o    loan portfolio,
     o    debt securities available for sale,
     o    investment securities,
     o    FHLB stock,
     o    Federal Funds sold,
     o    deposits,
     o    advances from FHLB,
     o    securities sold under agreements to repurchase,
     o    Federal Funds purchased,
     o    Subordinated Debentures,
     o    notes and bonds payable,
     o    Trust Preferred Securities, and
     o    off-balance sheet loan commitments.

BBC has no off-balance sheet derivatives other than fixed rate loan commitments aggregating $8.8 million at December 31, 1999.

The model calculates the net potential gains and losses in net portfolio fair value by:

       (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at December 31, 1999,
       (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values,
       (iii) the difference between the fair value calculated in (i) and (ii) is the potential gains and losses in net portfolio fair values.

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

The prepayment assumptions used in the model are disclosed in BankAtlantic's Cumulative Rate Sensitivity GAP at December 31, 1999. Subordinated debentures, notes and bonds payable and Trust Preferred Securities were valued for this purpose based on their contractual maturities or redemption date. BBC's interest rate risk policy has been approved by the Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. BBC's management has maintained the portfolio within these established tolerances.

Presented below is an analysis of BBC's interest rate risk at December 31, 1999. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                             Net
                           Portfolio
             Changes        Value         Dollar
             in Rate        Amount        Change
             -------       ------        ------
                          (dollars in thousands)
             +200 bp      $ 249,790   $  (98,884)
             +100 bp      $ 297,870   $  (50,804)
                0 bp      $ 348,674   $        0
             -100 bp      $ 381,219   $   32,545
             -200 bp      $ 362,742   $   14,068

Certain assumptions by BBC in assessing the interest rate risk were utilized in preparing the preceding table. These assumptions related to:

     o    interest rates,
     o    loan prepayment rates,
     o    deposit decay rates,
     o market values of certain assets under various interest rate scenarios, and
     o    repricing of certain borrowings

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

Year 2000 Considerations
------------------------

The Company has not and does not expect to experience any problems associated with year 2000 issues.

With respect to the Company's subsidiary BBC, BBC did not experience any system interruptions associated with the year 2000 event. BBC is currently monitoring its loan customers for possible year 2000 losses. Management of BBC has indicated that the year 2000 event has not had and is not expected to have a material impact on BBC's consolidated financial condition or results of operations.

ITEM 8. INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

     Consolidated Statements of Financial Condition - December 31, 1999 and 1998

     Consolidated Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1999

     Consolidated Statements of Stockholders' Equity and Comprehensive Income - For each of the Years in the Three Year Period ended December 31, 1999

     Consolidated Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1999

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
BFC Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of BFC Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BFC Financial Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                                 KPMG LLP


Fort Lauderdale, Florida
March 20, 2000

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                           December 31, 1999 and 1998
                        (in thousands, except share data)


                                     Assets
                                                              1999        1998
                                                              ----        ----
Cash and cash equivalents                                   $  1,545       2,523
Securities available for sale                                    255         107
Investment in BankAtlantic Bancorp, Inc. ("BBC")              73,764      74,565
Venture capital investments                                    8,408         343
Mortgage notes and related receivables, net                    1,325       1,740
Investment real estate, net                                    5,803       6,172
Real estate held for development and sale                      1,840       1,811
Other assets                                                   3,805       3,996
                                                            --------    --------
     Total assets                                           $ 96,745      91,257
                                                            ========    ========

                      Liabilities and Stockholders' Equity

Subordinated debentures, net                                    --         1,452
Deferred interest on the subordinated debentures                --         2,217
Mortgage payables and other borrowings                        18,253      10,784
Other liabilities                                              5,933       5,967
Deferred income taxes                                         13,594      13,206
                                                            --------    --------
     Total liabilities                                        37,780      33,626



Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                --          --
Class A common stock of $.01 par value,
 authorized  20,000,000 shares; issued and outstanding
 6,454,494 in 1999 and 6,453,994 in 1998                          58          58
Class B common stock, of $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  2,354,907 in 1999 and 2,355,407 in 1998                         21          21
Additional paid-in capital                                    25,890      26,095
Retained earnings                                             38,086      30,660
                                                            --------    --------

 Total stockholders' equity before
  accumulated other comprehensive income                      64,055      56,834

Accumulated other comprehensive income- net unrealized
  appreciation (depreciation) on securities available
  for sale of the Company and BBC,
  net of deferred income taxes                                (5,090)        797
                                                            --------    --------

 Total stockholders' equity                                   58,965      57,631
                                                            --------    --------

     Total liabilities and stockholders' equity             $ 96,745      91,257
                                                            ========    ========


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
              For each of the years in the three year period ended
                                December 31, 1999
                      (in thousands, except per share data)


                                                   1999       1998       1997
                                                   ----       ----       ----
Revenues:
 Interest on mortgage notes and
  related receivables                            $  1,284      1,108        221
 Interest and dividends on securities
  available for sale and escrow accounts              245        228        445
 Earnings on real estate rental operations, net     1,112        979      1,034
 Sale of real estate                                3,488     11,706        967
 Net gain from sale of stock                         --         --        1,349
 Earnings from real estate limited partnerships       851       --         --
 Equity in earnings (loss) of BBC                  10,501     (1,397)    12,129
 Other income                                         218         34        209
                                                 --------   --------   --------
Total revenues                                     17,699     12,658     16,354
                                                 --------   --------   --------

Costs and expenses:
 Interest on subordinated debentures                  408        492        723
 Interest on mortgages payable
  and other borrowings                              1,205      1,420      1,996
 Cost of sale of real estate                        2,097      8,525        632
 Allowance for loss on mortgage notes                 300       --         --
 Write-down of investment                            --          184       --
 (Income) expenses  related to real
  estate held for development and
  sale, net                                           (37)        68        130
 Reversal of provision for litigation                --         --       (2,272)
 Employee compensation and benefits                 1,264      1,190      1,153
 Occupancy and equipment                               53         50         40
 General and administrative, net                      975        778        964
                                                 --------   --------   --------
Total cost and expenses                             6,265     12,707      3,366
                                                 --------   --------   --------
Income (loss) before income taxes
 and extraordinary items                           11,434        (49)    12,988
Provision  (benefit) for income taxes               4,183       (368)     4,222
                                                 --------   --------   --------
Income before extraordinary items                   7,251        319      8,766
Extraordinary items:
 Net gain from debt restructuring, net
  of income taxes of $114,000  in 1997               --         --          181
 Net (loss) gain from extinguishment
  of debt, net of income tax (benefit)
  expense of  ($112,000) in 1999,
  $39,000 in 1998 and $72,000 in 1997                (179)        61        115
 Gain on settlements of litigation,
  net of income taxes of  $222,000 in
  1999 and $475,000 in 1997                           354       --          756
                                                 --------   --------   --------
Net income                                       $  7,426        380      9,818
                                                 ========   ========   ========


Basic earnings per share:
 Before extraordinary items                      $   0.91       0.04       1.10
 Extraordinary items                                 0.02       0.01       0.13
                                                 --------   --------   --------
 Net income                                      $   0.93       0.05       1.23
                                                 ========   ========   ========

Diluted earnings per share:
 Before extraordinary items                      $   0.82       0.04       1.00
 Extraordinary items                                 0.02       --         0.12
                                                 --------   --------   --------
 Net income                                      $   0.84       0.04       1.12
                                                 ========   ========   ========

Basic weighted average shares outstanding           7,957      7,954      7,938
                                                 ========   ========   ========

Diluted weighted average shares outstanding         8,818      9,101      8,731
                                                 ========   ========   ========


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
     For each of the years in the three year period ended December 31, 1999
                                 (in thousands)

                                                                                          Accumulated
                                                                       Addi-                 Other
                                     Compre-    Class A    Class B    tional                 Compre-
                                     hensive    Common     Common     Paid-in    Retained    hensive
                                     income      Stock      Stock     Capital    Earnings    Income     Total
                                     ------      -----      -----     -------    --------    ------     -----
Balance at
 December 31, 1996                             $   --           21     20,610     20,520        311     41,462
 Net income                         $  9,818       --         --         --        9,818       --        9,818
                                     -------
 Other comprehensive income,
   net of tax:
   Unrealized gain on securities
    available for sale                   194
    Reclassification adjustment
     for gains  included
     in net income                      (247)
                                     -------
 Other comprehensive income (loss)       (53)
                                     -------
Comprehensive income                $  9,765
                                     =======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                             --         --        2,759       --         --        2,759
Change in BBC net unrealized
 appreciation  on securities
 available for sale-net of
 deferred  income taxes                            --         --         --         --          (53)       (53)
5 for 4 stock split                                   5       --         --           (5)      --         --
3 for 1 stock split                                  53       --         --          (53)      --         --
Exercise of stock options                          --         --          156       --         --          156
                                                -------    -------    -------    -------    -------    -------
Balance at
 December  31, 1997                                  58         21     23,525     30,280        258     54,142
 Net income                         $    380       --         --         --          380       --          380
                                     -------
 Other comprehensive income,
   net of tax:
   Unrealized gain on securities
    available for sale                   821
    Reclassification adjustment
     for gains  included
     in net income                      (282)
                                     -------
 Other comprehensive income              539
                                     -------
Comprehensive income                $    919
                                     =======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                             --         --        2,510       --         --        2,510
Change in net unrealized
 appreciation  on securities
 available for sale-net of
 deferred  income taxes                            --         --         --         --          539        539
Exercise of stock options                          --         --           60       --         --           60
                                                -------    -------    -------    -------    -------    -------
Balance at
 December  31, 1998                                  58         21     26,095     30,660        797     57,631
 Net income                         $  7,426       --         --         --        7,426       --        7,426
                                     -------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                (5,663)
    Reclassification adjustment
     for gains  included
     in net income                      (224)
                                     -------
 Other comprehensive income (loss)    (5,887)
                                     -------
Comprehensive income                $  1,539
                                     =======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                             --         --         (205)      --         --         (205)
Change in net unrealized
 appreciation  on securities
 available for sale-net of
 deferred  income taxes                            --         --         --         --       (5,887)    (5,887)
                                                -------    -------    -------    -------    -------    -------
Balance at
 December 31, 1999                             $     58         21     25,890     38,086     (5,090)    58,965
                                                =======    =======    =======    =======    =======    =======


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                For each of the years in three year period ended
                                December 31, 1999
                                 (In thousands)

                                                           For the years
                                                        ended December 31,
                                                     -----------------------
                                                   1999       1998       1997
                                                   ----       ----       ----
Operating activities:
Net income                                       $  7,426        380      9,818
Adjustments to reconcile net income
 to net cash (used in) operating activities:
Depreciation                                          521        575        683
Net gain from debt restructuring, net of
 income taxes                                        --         --         (181)
Net (gain) loss from extinguishment of debt,
  net of income tax (benefit) expense                 179        (61)      (115)
Gain on settlements of litigation,
  net of income taxes                                (354)      --         (756)
Gain on sale of real estate, net                   (1,391)    (3,181)      (335)
Net gain from sale of stock                          --         --       (1,349)
Equity in (earnings) loss of BBC                  (10,501)     1,397    (12,129)
Earnings from real estate limited partnership        (851)      --         --
(Income) expenses  related to real estate held
 for development and sale, net                        (37)        68        130
Provision (benefit) for deferred income taxes       4,103       (458)     4,222
Allowance for loss on mortgage notes                  300       --         --
Amortization on subordinated debentures                 5         11         13
Accretion of discount on loans receivable             (39)       (40)       (45)
Increase in real estate development
 and construction costs                            (1,863)    (2,631)      (388)
Reversal of provision for litigation                 --         --       (2,272)
Fundings for litigation settlement                   --         --       (1,801)
Increase in the escrows for called
 debenture liability                                 --         --       (5,158)
Proceeds from escrow for called
 debenture liability                                 --        2,166       --
Increase in deferred interest on the
 subordinated debentures                              403        482        656
Accrued interest income on escrow accounts           (148)      (124)      (237)
Interest accrued regarding called
 debenture liability                                 --         --           52
Increase (decrease) in other liabilities              112         (4)        45
Decrease  (increase) in other assets                 (114)       268        222
                                                 --------   --------   --------
Net cash used in operating activities              (2,249)    (1,152)    (8,925)
                                                 --------   --------   --------

Investing activities:
Proceeds from sales of real estate                  1,663        495        128
Proceeds from the sale of stock                      --         --        3,720
Common stock dividends received from BBC            1,236      1,187      1,025
Purchase of venture capital investments            (8,065)      --         --
Purchase of securities available for sale            --       (8,788)   (19,225)
Proceeds from redemption and maturities
 of securities available for sale                    --        9,768     24,535
Principal reduction on mortgage notes and
 related receivables, net                             154        159        182
Decrease in real estate
 held for development and sale                      2,433      9,800        490
Addition to office properties and equipment          --         --          (21)
Improvements to investment real estate               (152)       (83)       (22)
Other                                                  82       --         --
                                                 --------   --------   --------
Net cash (used in) provided
 by investing activities                           (2,649)    12,538     10,812
                                                 --------   --------   --------

Financing activities:
Issuance of common stock                             --           35         91
Increase in borrowings                              8,079       --        9,144
Repayments of borrowings                           (4,159)    (9,502)   (12,314)
                                                 --------   --------   --------
Net cash  provided by (used in)
 financing activities                               3,920     (9,467)    (3,079)
                                                 --------   --------   --------

  (Decrease) increase  in cash
   and cash equivalents                              (978)     1,919     (1,192)

  Cash and cash equivalents
   at beginning of period                           2,523        604      1,796
                                                 --------   --------   --------
  Cash and cash equivalents at
   end of period                                 $  1,545      2,523        604
                                                 ========   ========   ========


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997


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

The consolidated financial statements and notes to consolidated financial statements of BankAtlantic Bancorp, Inc. and Subsidiaries are incorporated herein by reference.

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

Allowance for Loan Losses - Non-collateral dependent loan impairment is based on the present value of the estimated future cash flows. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan's collateral or projected cash flows are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is removed from the allowance for loan losses.

Real Estate - Investment real estate is held for use. Real estate held for development and sale includes land held for development and land held for sale. Costs clearly associated with the development of a specific parcel are capitalized as a cost of that parcel. Indirect land development costs are allocated to parcels based upon the square footage of parcels benefited. Land costs were allocated to the various parcels based upon the relative sales value method. Real estate held for sale is stated at the lower of carrying amount or fair value less cost to sell. Real estate held for development is evaluated for impairment based upon the undiscounted future cash flows of the property compared to the carrying value of the property. If the undiscounted future cash flows are lower than the carrying value of the property, a valuation allowance is established for the difference between the carrying amount of the parcel and the fair value of the parcel, less cost to sell. The fair value of real estate is evaluated based on existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect estimated fair value.

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

Excess Cost Over Fair Value of Net Assets Acquired (Goodwill) - The ownership position in BBC was acquired at different times. In some acquisitions, the fair market value of the net assets of BBC were greater than the Company's cost. At other acquisitions, the Company's cost was in excess of the fair market value of BBC's net assets. The excess of fair market value over cost was recorded as a reduction to the fair market value of non-current assets. The excess purchase price over fair market value was recorded as goodwill and is being amortized on the straight-line basis over a 15-year period. The excess of such cost basis over the Company's purchase price was recorded as a reduction to property and equipment and is being amortized on a straight-line basis over a ten-year period. Cost over fair value of net assets acquired and other intangible assets is evaluated by management for impairment on an on-going basis based on the facts and circumstances related to the net assets acquired. That evaluation includes a review of current and estimated future earnings and dividend paying ability.

Earnings Per Share - While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method. For all periods, the shares of the Company issued in connection with a 1984 acquisition are considered outstanding after elimination of the Company's percentage ownership of the entity that received the shares issued in that acquisition.

Stock Based Compensation Plans - The Company maintains both qualifying and non-qualifying stock-based compensation plans for its employees and directors. The Company has elected to account for its employee stock-based compensation plans under APB No. 25.

Reclassifications - For comparative purposes, certain prior year balances have been reclassified to conform with the 1999 financial statement presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

The Company has acquired its 31.3% ownership of all outstanding BBC Common Stock at December 31, 1999 through various acquisitions and sales. Where appropriate, amounts throughout this report of all BBC share and per share amounts have been adjusted for stock splits declared by BBC. BBC's Class A Common Stock is non-voting and is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock. At December 31, 1999, the Company owned 8,296,891 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock. The aggregate market value of the Company's investment in BBC at December 31, 1999 was approximately $59.2 million or approximately $14.5 million less than the carrying value in the financial statements. Management does not believe that there is any permanent impairment in the value of the investment in BBC. The following table reflects BFC's percentage ownership in BBC:

                             Class A       Class B
                             Common         Common         Total
                              Stock         Stock       Outstanding
                              -----         -----       -----------
December 31, 1997             30.6%         45.6%          35.6%
December 31, 1998             25.1%         47.1%          31.3%
December 31, 1999             26.1%         47.5%          31.3%

A reconciliation of the carrying value in BBC to BBC's Stockholders equity at December 31, 1999 and 1998 is as follows:

                                                1999            1998
                                                ----            ----
        BBC stockholders' equity             $ 235,886         240,440
        Ownership percentage                      31.3%           31.3%
                                             ---------        --------
                                                73,913          75,340
        Purchase accounting adjustments           (149)           (775)
                                             ---------        --------
        Investment in BBC                    $  73,764          74,565
                                             =========        ========

The acquisition of BBC has been accounted for as a purchase and accordingly, the assets and liabilities acquired have been revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during the year ended December 31, 1999 by approximately $658,000 and by approximately $741,000 during each of the years ended December 31, 1998 and 1997.

Excess cost over fair value of net assets acquired at December 31, 1999 and 1998, was approximately $331,000 and $454,000, respectively. Excess cost over fair value of net assets acquired at December 31, 1999 and 1998 is included in the investment in BBC in the accompanying statements of financial condition, in addition to other unamortized purchase accounting adjustments.

The following are equity transactions of BBC that impact the Company's ownership percentage of BBC:

     In January 2000, BBC's Board of Directors approved a corporate transaction that would result in the redemption and retirement of approximately 5.4 million publicly held outstanding shares of Class B common stock, subject to shareholder and regulatory approval. BBC's Class B Common Stock represents 100% of the voting rights of BBC. As a result of the transaction, the Company would be the sole holder of BBC's Class B Common Stock.

     BBC paid $10 million in cash and on October 6, 1999 issued 848,364 shares of restricted Class A common stock in connection with an investment in an internet-based company that provides marketing information, application solutions and customer relationship management applications.

     In July 1999, BBC's Board of Directors approved the repurchase in the open market of up to 3.5 million shares of BBC's common stock. During the year ended December 31, 1999, BBC paid $1.6 million to repurchase and retire 221,345 shares of Class B common stock pursuant to the above repurchase plan. Subsequent to December 31, 1999, BBC paid $2.3 million to repurchase 391,000 shares of Class B common stock.

     The decrease in the ownership percentage at December 31, 1998 from 35.6% to 31.3% of all outstanding common stock of BBC was primarily due to BBC's issuance of Class A Common Stock to acquire Ryan Beck and LTI. This decrease was offset in part by changes in BBC's outstanding common stock primarily due to BBC's repurchases of its shares.

     In June 1998, BBC acquired Ryan, Beck & Co., Inc. ("Ryan Beck"), an investment banking firm that is principally engaged in the underwriting, distribution and trading of tax-exempt obligations and bank and thrift equity and debt securities and in June 1999, Ryan Beck acquired the assets of Southeast Research Partners, Inc. In connection with these acquisitions, an incentive and retention pool was established under which shares of BBC's Class A Common Stock were allocated to key employees. The retention pool consists of restricted shares of Class A Common Stock which will vest at various dates to employees who remain through the vesting dates. BFC's ownership percentage of BBC, as of December 31, 1999, assumes that the shares of restricted Class A Common Stock are not outstanding. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of the Ryan Beck acquisition. In March 2000, the majority of the retention pool shares were exchanged.

     In March 1998, BBC acquired Leasing Technology Inc. ("LTI"), a company engaged in the equipment leasing and finance business. BBC issued 718,413 shares of Class A Common Stock to acquire LTI. Upon regulatory approval, on June 30, 1998, BBC contributed LTI at its book value to BankAtlantic.

     In March 1998, BBC announced a plan to purchase up to 2.3 million shares of common stock. During the year ended December 31, 1999 and 1998 BBC paid $8.4 million and $10.9 million to repurchase and retire 1,149,655 and 0 shares of Class A common stock and 0 and 769,500 shares of Class B common stock, respectively.

     During the year ended December 31, 1998, BBC issued 907,319 shares of Class A Common Stock upon the conversion of $5.9 million in principal amount of BBC's 6 3/4% Convertible Subordinated Debentures due 2006.

The payment of dividends by BBC is subject to declaration by BBC's Board of Directors and will depend upon, among other things, the results of operations, financial condition and cash requirements of BBC and the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which in turns is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. BankAtlantic meets the definition as a "well capitalized" institution; however, BankAtlantic's capital distribution exceeds net income for the prior two years and therefore must file a capital distribution application with the OTS prior to making distributions to BBC. Currently, BBC pays a quarterly dividend of $.025 and $.023 per share for Class A and Class B Common Stock, respectively.

3.  SUBORDINATED DEBENTURES

In September 1999, the Company redeemed all of its outstanding Subordinated Debentures by paying approximately $3.6 million to a Trustee, representing the principal balance of approximately $1.4 million and the payment of accrued interest of $2.2 million. The Company recognized an extraordinary loss from extinguishment of debt, net of income tax benefit of approximately $179,000 due to the write-off of the subordinated debentures valuation discount and other related costs.

Included in other liabilities at December 31, 1999 and 1998 is approximately $5.1 million and $5.3 million, respectively, representing amounts due in connection with the settlement of class action litigation that arose in connection with exchange transactions that the Company entered into in 1989 and 1991.

Initially, the amount that was to be paid under these settlements was not determined with certainty because the amount of settlement depended upon whether the class member still owned the debenture issued to them in the exchange transaction ("Class Members Still Owning Debentures") or whether the class member sold the debenture transferred to them in the exchange transaction ("Class Members No Longer Owning Debentures"). The determination of which group a debenture holder falls into was complicated by the fact that when a transfer of ownership occurs, the transfer may not have been a bona fide sale transaction (i.e., involved a transfer to street name or to a family member). When a debenture is held by a Class Member Still Owning Debentures, the amount of gain recognized on that debenture is greater because the debenture and any related accrued interest was removed from the books whereas if the debenture was sold to a non class member, a settlement payment is made to the Class Member No Longer Owning the Debenture and the debenture and all related accrued interest remained on the books in the name of the current holder of the debenture. When the settlements were recorded, the gain recorded was based upon the determination that if the debenture had been transferred since issue, the debenture was classified in the group of Class Members No Longer Owning Debentures. As debentures were presented for payment, if a determination was made that the debenture belonged in the group of Class Members Still Owning Debentures, an adjustment was made and additional gain was recognized. Extraordinary gains, net of income taxes of approximately $292,000 and $756,000 were recognized for the years ended December 31, 1999 and 1997, respectively, based upon claims made and paid pursuant to the settlements of litigation relating to Class Members No Longer Owning Debentures (as defined).

The components of the gain from the settlements of litigation are as follows (in thousands):

                                                     For the years ended
                                                        December 31,
                                                        ------------
                                                     1999         1997
                                                     ----         ----
      Decrease in subordinated debentures, net      $   421          710
      Decrease in deferred interest on the
          subordinated debentures                       622          735
                                                    -------       ------
                                                      1,043        1,445
      Amounts due under settlement                     (467)        (214)
                                                    -------       ------
      Pre-tax gain on settlement of litigation          576        1,231
      Income taxes                                      222          475
                                                    -------       ------
      Net gain on settlements of litigation         $   354          756
                                                    =======       ======

For financial statement purposes, the Debentures in the 1991 and 1989 Exchange Transactions had been discounted to yield 19% and 12%, respectively, over their term. The interest on the debentures in the 1991 and 1989 Exchange Transactions was 13% and 12%, respectively per annum.

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

4.  VENTURE CAPITAL INVESTMENTS

Through December 31, 1999, the Company had provided venture capital to seven entities in the early stages of their development. Two of these entities are in the retail sector and five of these entities are in the internet technology industry. The Company's venture investments are not public entities and therefore there is no liquidity and no available quoted market value for these investments. Accordingly, they are carried at the Company's cost, which is believed to approximate market value.

During 1999, the Company invested approximately $6.7 million in five unaffiliated technology entities. During 2000, these investments were contributed to a specified asset limited partnership managed by an affiliate of the Company. Interests in such partnership were sold in March 2000 to accredited investors in a private offering and the Company received approximately $6.2 million of the proceeds. The Company's net investment after receipt of the proceeds will be approximately $1.8 million. It is anticipated that the Company may form additional partnerships in the future to invest in the technology sector.

5.  MORTGAGE NOTES AND RELATED RECEIVABLES - NET

Mortgage notes and related receivables as of December 31, 1999 and 1998 are summarized below (in thousands):


                                                    1999         1998
                                                    ----         ----
        Originating from:
         Investment properties                     $ 3,221        3,375
           Less: Principally, deferred profit         (824)        (863)
           Allowance for impairment                 (1,072)        (772)
                                                   -------       ------
        Total                                      $ 1,325        1,740
                                                   =======       ======

An allowance for loss on mortgage notes due from affiliated limited partnerships of $300,000 was recorded during 1999. This allowance for loss was based upon management's determination regarding the net carrying value of the loans and the estimated fair value of the underlying collateral.

6.  INVESTMENT REAL ESTATE

Investment real estate consists of the following (in thousands):

                                                 December 31,
                                                 ------------
                                               1999        1998
                                               ----        ----
              Land                            $ 1,031       1,031
              Buildings and improvements       10,355      10,203
              Other real estate                    74          86
                                              -------      ------
                                               11,460      11,320
              Less:
               Accumulated depreciation         4,940       4,431
               Deferred profit                    717         717
                                              -------      ------
                                                5,657       5,148
                                              -------      ------
                                              $ 5,803       6,172
                                              =======      ======

In October 1998, the Company sold approximately 15,000 square feet of the BMOC property to an unaffiliated third party for $500,000 and the Company recognized a net gain from the sale of real estate of approximately $301,000.

7.  REAL ESTATE HELD FOR DEVELOPMENT AND SALE

In 1999, the Company received approximately $259,000 for liquidation of a retained interest from a 1996 sale of real estate held for development and sales. In December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 1999, approximately 50 acres of the Center Port property had been sold to unaffiliated third parties for approximately $13.6 million and the Company recognized net gains from the sales of real estate of approximately $3.4 million. Included in cost of sales is approximately $2.4 million representing profit participation from the transaction to John E. Abdo, Vice Chairman of the Board and certain of his affiliates (the "Abdo Group"). Payment of any profit participation to the Abdo Group will be deferred until the Company is repaid on advances and interest. The remainder of the Center Port property is currently being marketed for sale.

8.  MORTGAGES PAYABLE AND OTHER BORROWINGS

Mortgages payable and other borrowings at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                               December 31,
                            Approximate                        ------------
     Type of Debt            Maturity     Interest Rate      1999         1998
     ------------            --------     -------------      ----         ----
     Related to mortgage
       receivables          2000-2010      6% - 9.5%      $  1,275      1,434
     Related to real estate   2007           9.20%           8,898      8,999
     Other borrowings         2000       Prime plus 1%       8,080        351
                                                             -----    -------
                                                          $ 18,253     10,784
                                                            ======     ======

All mortgage payables and other borrowings above are from unaffiliated parties. Included in other borrowings at December 31, 1999 and 1998 is approximately $8.08 million and $351,000, respectively, due to financial institutions.

At December 31, 1999, the Company had a revolving line of credit in the amount of $8.08 million requiring only interest payments at prime plus 1% and a maturity date of May 2000. The outstanding balance at December 31, 1999 was $8.08 million.

In August 1997, a $3.5 million note due in September 1999 was converted to a revolving line of credit, requiring only interest payments at prime plus 1% and a maximum amount of $2,857,600. In September 1999, the line of credit was paid. At December 31, 1998 the balance due on the revolving line of credit was $350,000.

In December 1994, the Company established a broker line of credit in the amount of $850,000 which is currently collateralized by 170,000 shares of BankAtlantic Bancorp, Inc. Class B Common Stock. At December 31, 1999, the outstanding balance on the above line was zero.

At December 31, 1999 the aggregate principal amount of the above indebtedness maturing in each of the next five years is approximately as follows (in thousands):

                  Year ending
                  December 31,             Amount
                  ------------             ------
                     2000                 $  8,361
                     2001                      307
                     2002                      325
                     2003                      246
                     2004                      240
                     Thereafter              8,774
                                            ------
                                          $ 18,253
                                            ======

The majority of the Company's marketable securities, mortgage receivables, real estate held for development and sale and investment real estate, net are as to real estate and marketable securities, encumbered by, or, as to mortgages receivable, subordinate to mortgages payable and other debt. In the aggregate, approximately 26% of the shares of common stock of BBC owned by BFC are pledged as collateral on mortgages payable and other borrowings.

9. INCOME TAXES

The provision for income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 consists of the following (in thousands):

                                    Year Ended December 31,
                                    -----------------------
                                 1999         1998        1997
                                 ----         ----        ----
               Current:
                   Federal      $    80           90        --
                                -------       ------       -----

               Deferred:
                   Federal        3,528         (394)      3,621
                   State            575          (64)        601
                                -------       ------       -----
                                  4,103         (458)      4,222
                                -------       ------       -----
                   Total        $ 4,183         (368)      4,222
                                =======       ======       =====

For the years ended December 31, 1999, 1998 and 1997, deferred income taxes applicable to extraordinary items were $110,000, $39,000 and $661,000, respectively.

A reconciliation from the statutory federal income tax rate of 35% for the years ended December 31, 1999, 1998 and 1997 to the effective tax rate is as follows (in thousands):


                                          Year ended December 31,
                                          -----------------------
                                   1999(1)         1998(1)         1997(1)
                                  -------          ------          ------
     Expected tax
      expense (benefit)           $ 4,002             (17)          4,546
     Provision (benefit) for
      state taxes net of
      federal effect                  374             (42)            410
     Dividend received
      deduction                      (346)           (333)           (287)
     Other, net                       153              24            (447)
                                  -------          ------          ------
                                    4,183            (368)          4,222
                                  =======          ======          ======

(1) Expected tax is computed based upon income (loss) before extraordinary items.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and tax liabilities at December 31, 1999, 1998 and 1997 were (in thousands):

                                                          December 31,
                                                          ------------
                                                    1999      1998      1997
                                                    ----      ----      ----
Deferred tax assets:
     Mortgages receivable                         $    398       283       284
     Other liabilities                                 118       118       134
     Other assets                                      131        74        53
     Alternative minimum tax credit                    157        66      --
     Net operating loss carryforwards                4,352     5,649     6,945
                                                  --------   -------   -------
         Total gross deferred tax assets             5,156     6,190     7,416
                                                  --------   -------   -------

Deferred tax liabilities:
     Real estate, net                                  424       722     1,353
     Investment in BBC                              18,265    18,574    17,656
     Securities available for sale                      61      --        --
     Subordinated Debentures                          --         100       118
                                                  --------   -------   -------
         Total gross deferred tax liabilities       18,750    19,396    19,127
                                                  --------   -------   -------
Net deferred tax liability                          13,594    13,206    11,711
Less deferred tax liability at beginning of
  period                                           (13,206)  (11,711)   (5,277)
Less deferred provision for income tax
  applicable to extraordinary items                   (110)      (39)     (661)
Decrease (increase) in deferred tax liability
  on the Company's unrealized (appreciation)
  depreciation on securities available for sale
  included as a separate component of
  stockholders' equity                                 (60)     --        --
Decrease (increase) in deferred tax liability on
  BBC's unrealized depreciation (appreciation)
  on debt securities available for sale and
  other capital transactions included as a
  separate component of stockholders' equity         3,885    (1,914)   (1,551)
                                                  --------   -------   -------
Deferred provision (benefit) for income taxes     $  4,103      (458)    4,222
                                                  ========   =======   =======

The Company believes it will utilize its deferred tax assets through taxable income generated in future years by the reversal of deferred tax liabilities existing as of December 31, 1999.

At December 31, 1999, the Company had estimated state and federal net operating loss carry forwards as follows (in thousands):

                      Expiration
                         Year        State      Federal
                         ----        -----      -------
                         2006          919        --
                         2007        4,235       5,144
                         2008        2,332       3,322
                         2011        1,662       1,831
                         2012          669         984
                         ----      -------      ------
                                   $ 9,817      11,281
                                   =======      ======

The Company made income tax payments of approximately $ 92,000 and $62,000 during the years ended December 31, 1999 and 1998, respectively and none in 1997. The Company received income tax refunds of approximately $23,000 and $70,000 during the years ended December 31, 1999 and 1997, and none in 1998. BBC is not included in the Company's consolidated tax return.

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

11. EARNINGS ON RENTAL REAL ESTATE OPERATIONS, NET

Following are the components of earnings on real estate rental operations, net for each of the years in the three year period ended December 31, 1999 (in thousands):

                                                Year ended December 31,
                                                -----------------------
                                               1999       1998       1997
                                               ----       ----       ----
     Operations from
      investment real estate (see note 6)      $1,074        939        989
     Deferred profit recognized                    38         40         45
                                               ------      -----      -----

                                               $1,112        979      1,034
                                               ======      =====      =====

12.  RELATED PARTY TRANSACTIONS

Related party transactions arise from transactions with affiliated entities. In addition to transactions described in notes elsewhere herein, a summary of originating related party transactions is as follows (in thousands):

                                                Year ended December 31,
                                                ----------------------
                                                1999    1998     1997
                                                ----    ----     ----
           Property management fee revenue      $  7      10       90
                                                ====      ==      ===

           Reimbursement revenue for
             administrative, accounting
             and legal services                 $167      52      121
                                                ====      ==      ===

The Company has a 49.5% interest and affiliates and third parties have a 50.5% interest in a limited partnership formed in 1979, for which the Company's Chairman serves as the individual General Partner. The partnership's primary asset is real estate subject to net lease agreements. The Company's cost for this investment, approximately $441,000, was written off in 1990 due to the bankruptcy of the entity leasing the real estate. Any recovery will be recognized in income when received. During 1999, the Company received distributions of approximately $588,000 from the partnership due to the sale of its 31 of 34 convenience stores that it owned. The $588,000 has been included in earnings from real estate limited partnerships.

Included in other assets at December 31, 1999, 1998 and 1997 was approximately $152,000, $202,000 and $158,000, respectively due from affiliates.

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

Glen R. Gilbert, Executive Vice President of the Company also serves as a director and Executive Vice President of BDC.

Florida Partners Corporation owns 133,314 shares of the Company's Class B Common Stock and 366,615 shares of the Company's Class A Common Stock. Alan B. Levan may be deemed to beneficially be the principal shareholder and is a member of the Board of Florida Partners Corporation. Glen R. Gilbert, Executive Vice President and Secretary of the Company holds similar positions at Florida Partners Corporation.

The trustee for the escrow account with respect to the called debenture liability maintains such account at BankAtlantic. Pursuant to terms of escrow agreement, in January 2000, the amount remaining in escrow was released to the Company. The Company received approximately $2.4 million.

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

                                                 Class B
                                               Outstanding
                                                  Options     Price per Share
                                                  -------     ---------------
   Outstanding at December 31, 1996             1,548,753    1.13   to   1.32
   Issued                                         918,750    4.07   to   4.47
   Exercised                                      (72,096)   1.13   to   1.32
                                              -----------
   Outstanding at December 31, 1997             2,395,407    1.13   to   4.47
   Issued                                         532,500   10.34   to  10.34
   Exercised                                       (8,500)   4.07   to   4.07
                                              -----------
   Outstanding at December 31, 1998             2,919,407    1.13   to  10.34
   Issued                                         182,500    6.00   to   6.00
                                               ----------
   Outstanding at December 31, 1999             3,101,907    1.13   to  10.34
                                                =========
   Exercisable at December 31, 1999             2,919,407    1.13   to   4.47
                                                =========
   Available for grant at December 31, 1999       543,125
                                               ==========

The weighted average exercise price of options outstanding at December 31, 1999, 1998 and 1997 was $4.03, $3.90 and $2.47, respectively. The weighted average price of options exercised was $4.07 and $1.24 during the years 1998 and 1997, respectively and none in 1999.

The adoption of FAS 123 under the fair value based method would have increased compensation expense by approximately $134,000, $3,099,000 and $1,066,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The effect of FAS 123 under the fair value based method would have affected net income and earnings per share as follows:

                                               For the Years Ended
                                                  December 31,
                                               -------------------
                                          1999        1998         1997
                                          ----        ----         ----
       Net income (loss):
          As reported                   $ 7,426         380        9,818
          Proforma                        7,344      (1,441)       9,164
       Basic earnings per share:
          As reported                       .93         .05         1.23
          Proforma                          .92        (.18)        1.15
       Diluted earnings per share:
          As reported                       .84         .04         1.12
          Proforma                          .83        (.16)        1.05

The option model used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

                 Number of                                    Risk Free     Expected                Expected
     Date of      Options   Grant Date   Type of   Exercise   Interest        Life      Expected    Dividend
      Grant       Granted   Fair Value    Grant      Price      Rate         (Years)   Volatility     Yield
      -----       -------   ----------    -----      -----      ----          -----    ----------     -----
     7/1/97       49,176      $1.623       ISO      $ 4.067    5.800%          6.0       27.40%        0%
     7/1/97       119,574     $1.849       NQ       $ 4.067    5.820%          7.5       27.40%        0%
     7/1/97       750,000     $1.703       NQ       $ 4.467    5.820%          7.5       27.40%        0%
     1/13/98      532,500     $5.873        *       $10.334    5.530%          7.5       44.46%        0%
     4/6/99       182,500     $4.990        *       $ 6.000    5.280%          7.5       92.21%        0%

* Both non-qualified and incentive stock options were granted.

The employee turnover was considered to be none. The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $4.99, $5.87 and $1.71, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                       Options Outstanding                         Options Exercisable
                          ----------------------------------------------       ----------------------------
                                             Weighted
                            Number            Average         Weighted           Number          Weighted
          Range of        Outstanding        Remaining         Average         Exercisable        Average
       Exercise Prices    at 12/31/99    Contractual Life  Exercise Price      at 12/31/99    Exercise Price
       ---------------    -----------    ----------------  --------------      -----------    --------------
       $1.00 to $5.00      2,386,907         5.7 Years         $2.47           2,386,907           $2.47
       $5.01 to $10.00       182,500         9.3 Years         $6.00                --               --
      $10.01 to $10.34       532,500         8.0 Years        $10.34             532,500          $10.34

The Company has an employee's profit-sharing plan which provides for contributions to a fund of a sum as defined, but not to exceed the amount permitted under the Internal Revenue Service Code as deductible expense. The provision charged to operations was approximately $30,000, $20,000 and $10,000 for the year ended December 31, 1999, 1998 and 1997, respectively. Contributions are funded on a current basis.

14.  LITIGATION

The following is a description of certain lawsuits to which the Company is or has been a party.

Alan B. Levan and BFC Financial Corporation v. Capital Cities/ABC, Inc. and
---------------------------------------------------------------------------
William H. Wilson, in the United States District Court for the Southern District
--------------------------------------------------------------------------------
of Florida, Case No. 92-325-Civ-Atkins.
---------------------------------------
On November 29, 1991, The ABC television program 20/20 broadcast a story about Alan B. Levan and the Company that purportedly depicted a number of securities transactions in which Mr. Levan and the Company were involved. The story contained numerous false and defamatory statements about the Company and Mr. Levan and, on February 7, 1992, a defamation lawsuit was filed on behalf of the Company and Mr. Levan against Capital Cities/ABC, Inc. and William H. Wilson, the producer of the broadcast. In December 1996, a jury found in favor of the Company and Mr. Levan and awarded a compensatory judgment of $1.25 million to the Company and $8.75 million to Mr. Levan. Capital Cities/ABC, Inc. and William
H. Wilson filed an appeal in this matter and the Appellate Court reversed the lower court judgment. The Company and Mr. Levan filed a petition for certiorari review with the Supreme Court. On February 28, 2000, the petition was denied.

The Company is also a party to certain other litigation arising in the ordinary course of its business. Management does not believe such litigation will have a material adverse effect on its financial condition or results of operations.

15.  QUARTERLY FINANCIAL INFORMATION (unaudited)

Following is quarterly financial information for the years ended December 31, 1999 and 1998 (in thousands, except per share data):


                                               1999 Quarter Ended
                                               ------------------
                                         Mar 31  Jun 30  Sep 30  Dec 31    Total
                                         ------  ------  ------  ------    -----
Revenues                                 $4,827   4,053   5,355   3,464   17,699
Costs and expenses                        1,531   1,095     946   2,693    6,265
Income before
 extraordinary items                      1,920   1,943   2,795     593    7,251
Net income                                1,920   1,943   2,908     655    7,426
                                         ======   =====   =====   =====   ======

Basic earnings per share:
Before extraordinary items                  .24     .24     .35     .07      .91
Extraordinary items                        --      --       .01     .01      .02
                                         ------   -----   -----   -----   ------
Net income                                  .24     .24     .36     .08      .93
                                         ======   =====   =====   =====   ======

Diluted earnings per share:
Before extraordinary items                  .22     .22     .32     .07      .82
Extraordinary items                        --      --       .01     .01      .02
                                         ------   -----   -----   -----   ------
Net income                                  .22     .22     .33     .08      .84
                                         ======   =====   =====   =====   ======

Basic weighted average number
of common shares outstanding              7,957   7,957   7,957   7,957    7,957
                                         ======   =====   =====   =====   ======

Diluted weighted average number
of common shares outstanding              8,928   8,853   8,780   8,660    8,818
                                         ======   =====   =====   =====   ======

During the three month periods ended March 31, 1999, June 30, 1999 and December 31, 1999 the Company sold 4 acres, 1 acre and 3 acres of the Center Port property to unaffiliated third parties for approximately $829,000, $243,000 and $1,591,000, respectively. The Company recognized net gains of approximately $250,000, 74,000 and $302,000 during the three month periods ended March 31, 1999, June 30, 1999 and December 31, 1999, respectively.

During the three month period ended September 30, 1999, the Company sold the ownership interest in parcels of land occupied by two Toys R Us stores located in Springfield, Massachusetts and Aurora, Illinois for approximately $825,000. The Company recognized a net gain on this transaction of approximately $766,000.

During the quarter ended March 31, 1999, the Company received distributions of approximately $588,000 from a real estate limited partnership in which the Company holds an interest when the limited partnership sold 31 of 34 convenience stores that it owned. The Company has a 49.5% interest in this partnership and had written off its investment of approximately $441,000 in 1990 due to the bankruptcy of the entity leasing the real estate. Also, during the quarter ended March 31, 1999, the Company received a distribution of approximately $263,000 from the liquidation of a retained interest relating to a piece of real estate sold in 1996.

Operations during the quarter ended September 30, 1999 and December 31, 1999 included extraordinary gains, net of income taxes of approximately $292,000 and $62,000, respectively, due to settlement of litigation. Operations during the quarter ended September 30, 1999 included an extraordinary loss from extinguishments of debt, net of income taxes of approximately $179,000.

                                               1998 Quarter Ended
                                               ------------------
                                         Mar 31  Jun 30  Sep 30  Dec 31    Total
                                         ------  ------  ------  ------    -----
Revenues                                 $2,431   6,400   1,953   1,874   12,658
Costs and expenses                        1,129   3,645   4,067   3,866   12,707
Income (loss) before
extraordinary item                          991   1,753  (1,196) (1,229)     319
Net income (loss)                           991   1,770  (1,152) (1,229)     380
                                         ======   =====   =====   =====   ======

Basic earnings (loss) per share:
Before extraordinary items                  .13     .22    (.15)   (.15)     .04
Extraordinary items                        --      --       .01    --        .01
                                         ------   -----   -----   -----   ------
Net income (loss)                           .13     .22    (.14)   (.15)     .05
                                         ======   =====   =====   =====   ======


Diluted earnings (loss) per share:
Before extraordinary items                  .11     .19    (.13)   (.14)     .04
Extraordinary items                        --      --      --      --       --
                                         ------   -----   -----   -----   ------
Net income (loss)                           .11     .19    (.13)   (.14)     .04
                                         ======   =====   =====   =====   ======

Basic weighted average number
of common shares outstanding              7,949   7,952   7,957   7,957    7,954
                                         ======   =====   =====   =====   ======

Diluted weighted average number
of common shares outstanding              9,252   9,161   9,049   8,972    9,101
                                         ======   =====   =====   =====   ======

During the three month periods ended June 30, 1998, September 30, 1998 and December 31, 1998, the Company sold approximately 18 acres, 17 acres and 3 acres of the Center Port property to unaffiliated third parties for approximately $3.4 million, $4.4 million and $3.1 million, respectively. The Company recognized a net gain from the sale of real estate of approximately $1.0 million, $1.3 million and $0.3 million for the three month periods ended June 30, 1998, September 30, 1998 and December 31, 1998, respectively.

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

16. CONSOLIDATED STATEMENTS OF CASH FLOWS

In addition to the non-cash investing and financing activities described elsewhere herein, other non-cash investing and financing activities are as follows:


                                                       Year Ended December 31,
                                                       -----------------------
                                                       1999    1998      1997
                                                       ----    ----      ----
The change in stockholders' equity
resulting from the Company's
proportionate share of BBC's net
unrealized (depreciation)
appreciation on securities available
for sale, less related deferred income taxes           (5,983)    539       (53)
                                                       ======   =====   =======
Change in stockholders' equity resulting from
the Company's net unrealized
appreciation on securities available for
sale, net of deferred income taxes                         96    --        --
                                                       ======   =====   =======
Net (loss) gain from extinguishment of debt,
net of income taxes                                      (179)     61       115
                                                       ======   =====   =======
The net gains associated with the settlements of
litigation, net of income taxes                           354    --         756
                                                       ======   =====   =======
Net gain on debt restructuring,
net of income taxes                                      --      --         181
                                                       ======   =====   =======
Transfers from escrow accounts to reflect payments
on subordinated debentures                                356     306    10,930
                                                       ======   =====   =======
Net (loss) gain effect of BBC capital transactions,
net of income taxes                                      (205)  2,510     2,759
                                                       ======   =====   =======
Conversion of mortgage receivable to an
equity interest in an affiliated partnership             --      --         184
                                                       ======   =====   =======
Increase in equity for the tax effect related to
the exercise of employee stock options                   --        25        65
                                                       ======   =====   =======
Deferred profit recognized                               --       316      --
                                                       ======   =====   =======
BBC dividends on common stock
declared and paid in subsequent period                    322     303       288
                                                       ======   =====   =======
Interest paid on borrowings                             3,381   1,444     2,073
                                                       ======   =====   =======

17. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS 107) issued by the FASB.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The Company's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates. The fair value of the investment in BBC and securities available for sale were based upon their respective stock prices at December 31, 1999 and 1998.

The following table presents information for the Company's financial instruments as of December 31, 1999 and 1998 (in thousands):

                                     December 31, 1999       December 31, 1998
                                     -----------------       -----------------
                                     Carrying     Fair       Carrying      Fair
                                       Value      Value       Amount      Value
                                       -----      -----       ------      -----
Financial assets:
Cash and cash equivalents            $ 1,545       1,545       2,523       2,523
Investment in BBC                     73,764      59,215      74,565      77,096
Securities available for sale            255         255         107         107
Venture capital investments            8,408       8,408         343         343
Mortgage notes and related
receivables, net                       1,325       1,325       1,740       1,740
Escrow for called debentures           2,659       2,659       2,738       2,738

Financial liabilities:
Mortgage payables and other
borrowings                            18,253      18,253      22,943      22,943
Subordinated debentures, net            --          --         7,263       7,263
Deferred interest on debentures         --          --         2,106       2,106

18. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three year period ended December 31, 1999 (in thousands, except per share data):

                                                     Year Ended December 31,
                                                     -----------------------
                                                   1999       1998       1997
                                                   ----       ----       ----
Basic Numerator:
Net income                                         $7,426        380      9,818
                                                   ======      =====      =====

Basic Denominator
Weighted average shares outstanding (3)             7,957      7,954      7,938
                                                   ======      =====      =====

Basic earnings per share                           $  .93        .05       1.23
                                                   ======      =====      =====

Diluted Numerator:
Dilutive net income                                $7,426        380      9,818
                                                   ======      =====      =====

Diluted Denominator
Basic weighted average shares outstanding (3)       7,957      7,954      7,938
Options (2)                                           861      1,147        793
                                                   ------      -----      -----
Diluted weighted average shares outstanding         8,818      9,101      8,731
                                                   ======      =====      =====

Diluted earnings per share                         $  .84        .04       1.12
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

19.      SEGMENT REPORTING

The standard for disclosures about segments of an enterprise establishes standards for reporting information about operating segments and related disclosures about products and services. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for segment reporting is based on internal reports utilized by management. The presentation and the net contribution calculated under the management approach may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management's view, likely not be impacted.

The Company utilizes three reportable segments:

     o    Investment in BBC
     o    Real estate operations
     o    Other

Investment in BBC consist of the Company's ownership interest in the common stock of BBC. The Company's ownership position is carried on the equity method and the Company's ownership in BBC for each of the years ended December 31, 1999 and 1998 was approximately 31.3% and as of December 31, 1997 was 35.6% of all of the outstanding BBC Common Stock. In addition to its investment in BBC, the Company owns and manages real estate, included in the Consolidated Statements of Financial Condition as investment real estate, net and real estate held for development and sale. Investment real estate, net includes the BMOC property and a 50% interest in the Delray property. The real estate held for development and sale is the Center Port property, part of which is being developed and the remainder of which is being held for sale. Real estate operations also include mortgage notes receivable that relate to the sale of properties previously owned by the Company. Other includes venture capital investments, securities available for sale, repurchase agreements and escrow accounts related to a portion of debentures that were cancelled in connection with the settlement of litigation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company evaluates segment performance based on its operating profit (loss) before tax and overhead allocations. The table below is segment information for the three years ended December 31, 1999, 1998 and 1997:

                                                                   Real
                                                 Investment       Estate
1999                                               in BBC       Operations         Other      Eliminations     Consolidated
----------------------------------------          -------       ----------         ------     ------------     ------------
Total revenues                                    $10,501           6,618             449             131           17,699
                                                  =======           =====             ===             ===           ======
Operating profit                                  $10,501           3,330             449             131           14,411
                                                  =======           =====             ===             ===
Interest on subordinated debentures                                                                                   (408)
Interest on mortgages payable
and other borrowings                                                                                                  (277)
Employee compensation and benefits                                                                                  (1,264)
Occupancy and equipment                                                                                                (53)
General and administrative, net                                                                                       (975)
                                                                                                                    ------
Income before income taxes
and extraordinary items                                                                                           $ 11,434
                                                                                                                    ======

Identifiable assets at December 31, 1999          $73,764           9,718          12,373            --             95,855
Corporate assets                                                                                                       890
                                                                                                                    ------
Total assets at December 31, 1999                                                                                 $ 96,745
                                                                                                                    ======

                                                                   Real
                                                 Investment       Estate
1998                                               in BBC       Operations         Other      Eliminations     Consolidated
----------------------------------------          -------       ----------         ------     ------------     ------------
Total revenues                                    $(1,397)         13,675             243             137           12,658
                                                  =======          ======             ===             ===           ======
Operating profit (loss)                           $(1,397)          3,821              59             137            2,620
                                                  =======          ======              ==             ===
Interest on subordinated debentures                                                                                   (492)
Interest on mortgages payable
and other borrowings                                                                                                  (159)
Employee compensation and benefits                                                                                  (1,190)
Occupancy and equipment                                                                                                (50)
General and administrative, net                                                                                       (778)
                                                                                                                    ------
Loss before income taxes
and extraordinary items                                                                                                (49)
                                                                                                                    ======

Identifiable assets at December 31, 1998          $74,565          10,522           5,366            --             90,453
Corporate assets                                                                                                       804
                                                                                                                    ------
Total assets at December 31, 1998                                                                                   91,257
                                                                                                                    ======

                                                                   Real
                                                 Investment       Estate
1997                                               in BBC       Operations         Other      Eliminations     Consolidated
----------------------------------------          -------       ----------         ------     ------------     ------------
Total revenues                                    $13,478           2,103             642             131           16,354
                                                  =======          ======             ===             ===           ======
Operating profit (loss)                           $13,478            (407)            642             131           13,844
                                                  =======          ======             ===             ===
Interest on subordinated debentures                                                                                   (723)
Interest on mortgages payable
and other borrowings                                                                                                  (248)
Reversal of provision for litigation                                                                                 2,272
Employee compensation and benefits                                                                                  (1,153)
Occupancy and equipment                                                                                                (40)
General and administrative, net                                                                                       (964)
                                                                                                                    ------
Income before income taxes
and extraordinary items                                                                                             12,988
                                                                                                                    ======

Identifiable assets at December 31, 1997          $72,185          18,989           6,886            --             98,060
Corporate assets                                                                                                       811
                                                                                                                    ------
Total assets at December 31, 1997                                                                                   98,871
                                                                                                                    ======


             * * * * * * * * * * * * * * * * * * * * * * * * * * * *




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

Item 14 (d), financial statements of subsidiaries not consolidated and fifty percent or less owned persons, is incorporated by reference to the annual report on Form 10-K of BankAtlantic Bancorp, Inc. for the fiscal year ended December 31, 1999, Commission File Number 34-027228, filed with the Securities and Exchange Commission.

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

21        Subsidiaries of the registrant:

                                                                State of
      Name                                                    Organization
      ----------------------------------------------          ------------
      BankAtlantic Bancorp, Inc.                              Florida
      Eden Services, Inc.                                     Florida
      U.S. Capital Securities, Inc.                           Florida
      I.R.E. Realty Advisory Group, Inc.                      Florida
      I.R.E. Real Estate Investments, Inc.                    Florida
      I.R.E. Real Estate Investments, Series 2, Inc.          Florida
      I.R.E. Property Management, Inc.                        Florida
      I.R.E. Real Estate Funds, Inc.                          Florida
      I.R.E. Pension Advisors II, Corp.                       Florida
      Center Port Development, Inc.                           Florida
      I.R.E. BMOC, Inc.                                       Florida
      I.R.E. BMOC II, Inc.                                    Florida
      BFC Venture Partners, Inc.                              Florida

23        Consent of KPMG LLP - Attached as Exhibit 23

27 Financial data schedule for the year ended December 31, 1999. - Attached as Exhibit 27.


(b)       Reports on Form 8-K

         None

(c)       Exhibits - See 14(a) - 3 above.

(d) Financial statements of subsidiaries not consolidated and fifty percent or less owned persons:

Annual report on Form 10-K for the fiscal year ended December 31, 1999 of BankAtlantic Bancorp, Inc.is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION
Registrant



By:  /S/ Alan B. Levan                                            March 21, 2000
     -----------------------------------
     Alan B. Levan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ Alan B. Levan                                                 March 21, 2000
----------------------------------------
ALAN B. LEVAN, Director and
   Principal Executive Officer



/S/ Glen R. Gilbert                                               March 21, 2000
----------------------------------------
GLEN R. GILBERT, Chief Financial Officer



 /S/ John E. Abdo                                                 March 21, 2000
----------------------------------------
JOHN E. ABDO, Director



/S/ Earl Pertnoy                                                  March 21, 2000
----------------------------------------
EARL PERTNOY, Director



/S/ Carl E.B. McKenry, Jr.                                        March 21, 2000
----------------------------------------
CARL E. B. McKENRY, JR., Director