Form 10-K/A
period 1999-12-31
BFC FINANCIAL CORP
filed 2000-05-01
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                    Amendment No. 1 to Application or Report
                    Filed Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Year Ended December 31, 1999

                             Commission File Number
                                     0-9811

                            BFC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                 Florida                                 59-2022148
----------------------------------------    ------------------------------------
         (State of Organization)            (IRS Employer Identification Number)

        1750 E. Sunrise Boulevard
         Ft. Lauderdale, Florida                           33304
----------------------------------------    ------------------------------------
 (Address of Principal Executive Office)                 (Zip Code)

                                 (954) 760-5200
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

    Class A Common Stock $.01 Par Value                   None
    Class B Common Stock $.01 par Value                   None
   ------------------------------------  --------------------------------------
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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999, as set forth in the pages attached hereto:

Add the following items to Part III:

     Item 10. Directors and Executive Officers of the Registrant.
     Item 11. Executive Compensation.
     Item 12. Security Ownership of Certain Beneficial Owners and Management.
     Item 13. Certain Relationships and Related Transactions.

Such items are attached hereto.

                   BFC Financial Corporation and Subsidiaries

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

(a)  Identification of Directors.

              Name               Age     Director Since          Term Expires
              ----               ---     --------------          ------------
       Alan B. Levan             54           1978                   2001
       Earl Pertnoy              72           1978                   2002
       Carl E.B. McKenry, Jr.    69           1981                   2000
       John E. Abdo              55           1988                   2002

All directors are to serve until the election and qualification of their respective successors.

(b)  Identification of Executive Officers.

              Name                 Age      Position
              ----                 ---      --------
       Alan B. Levan               54    President, Chairman of the Board,
                                             Director
       John E. Abdo                55    Vice Chairman of the Board, Director
       Glen R. Gilbert             54    Executive Vice President, Chief
                                             Financial Officer, Secretary

All officers are to serve until they resign or are replaced by the Board of Directors.

(c)  Identification of Certain Significant Employees.

Not applicable.

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

JOHN E. ABDO has been principally employed as President and Chief Executive Officer of The Abdo Companies, Inc., a real estate development, construction and brokerage firm, for more than five years. He has been a director of the Company since 1989 and Vice Chairman of the Board of the Company since 1993. He has been a director of BankAtlantic since 1984, Chairman of the Executive Committee of BankAtlantic since October 1985 and President of Levitt Corporation (f/k/a BankAtlantic Development Corporation), a wholly owned subsidiary of BankAtlantic, since 1985. He has been Vice Chairman of the Board of BankAtlantic since April 1987. In 1994, he became a director of BBC. He is also a director of Benihana, Inc., a national restaurant chain.

GLEN R. GILBERT has been Executive Vice President of BFC Financial Corporation since July 1997. Prior to that date he served in the position of Senior Vice President of the Company. In May 1987, he was appointed Chief Financial Officer and in October 1988, was appointed Secretary. He joined BFC in November 1980 as Vice President and Chief Accountant. He has been a certified public accountant since 1970. He serves as an officer of Florida Partners Corporation and of the corporate general partner of a public limited partnership that is affiliated with the Company. He has been Vice President and a director of Levitt Corporation (f/k/a BankAtlantic Development Corporation), a wholly owned subsidiary of BankAtlantic, since 1997.

(f)  Involvement in Certain Legal Proceedings.

Not applicable.

(g)  Promoters and Control Persons.

Not applicable.


ITEM 11.  Executive Compensation

(b)  Summary Compensation Table.

The following table and the notes thereto set forth information with respect to annual compensation paid by BFC and its subsidiaries, excluding BBC and BankAtlantic, for services rendered in all capacities during the year ended December 31, 1999, to each of the executive officers of BFC as well as total annual compensation paid to each of those individuals for the prior two years.

                                               Annual Compensation (1)                 Long-Term Compensation
                                               -----------------------                 ----------------------
                                                                       Other             Awards            Payouts        All
              Name and                                                Annual    Restricted      Stock                    Other
             Principal                                                Compen-      Stock       Option        LTIP       Compen-
              Position        Year        Salary          Bonus       sation     Award(s)     Award(s)     Payouts    sation (2)
              --------        ----        ------          -----       ------     --------     --------     -------    ----------
                                            ($)            ($)          ($)         (#)          (#)         ($)          ($)
Alan B. Levan                 1999          497,406           --          --          --      75,000        4,898        93,000
 Chairman of the Board,       1998          515,753           --          --          --     225,000        2,926        74,653
  President and Chief         1997          509,910           --          --          --     375,000        1,628        80,495
  Executive Officer

John E. Abdo                  1999               --           --          --          --      75,000           --            --
 Vice Chairman of the         1998               --           --          --          --     225,000           --            --
  Board                       1997               --           --          --          --     375,000           --            --

Glen R. Gilbert               1999          210,625       62,945          --          --      10,000        4,898            --
 Executive Vice President,    1998          210,625       12,105          --          --      30,000        2,926            --
  Chief Financial Officer     1997          210,625        8,070          --          --      93,750        1,628            --
  and Secretary

~~~~~~~~~~~
     (1) Excludes salary, bonuses and other compensation, respectively, paid by BankAtlantic to Mr. Levan in the amount of $372,705, $20,000 and $0 for 1999, $370,639, $0 and $151,847 for 1998 and $350,574, $0 and
          $156,432 for 1997. Excludes salary, bonuses and other compensation, respectively, paid by BankAtlantic to Mr. Abdo in the amount of $189,192, $10,000 and $9,600 for 1999, $190,997, $0 and $2,100 for
          1998 and $175,000, $0 and $ 14,700 for 1997. BBC paid no additional amounts to Mr. Levan or Mr. Abdo. Both Mr. Levan and Mr. Abdo were granted options to acquire BBC stock in each of the periods.

     (2)  Represents   reimbursements   or  payments  for  life  and  disability
          insurance.

Other than Mr. Levan and Mr. Abdo, executive officers of BBC and BankAtlantic do not have significant executive responsibilities with respect to key policy decisions of BFC.

(c)  Options/SAR Grants Table.

The following table sets forth information concerning individual grants of stock options to the named executives in the Summary Compensation Table pursuant to BFC's Stock Option Plan during the year ended December 31, 1999. BFC has not granted and does not currently grant stock appreciation rights.

                                           Individual Grants
                        -------------------------------------------------------
                                                                                         Potential Realizable
                                                                                           Value at Assumed
                       Number of           % of                                             Annual Rates of
                       Securities      Total Options                                          Stock Price
                       Underlying       Granted to        Exercise                         Appreciation for
                        Options        Employees in      Price Per     Expiration             Option Term
        Name          Granted (1)       Fiscal Year        Share          Date          5% ($)          10% ($)
        ----          -----------       -----------        -----          ----          ------          -------
Alan B. Levan              75,000         41.10%          $ 6.00        4/6/2009      $ 283,003       $ 717,184
John E. Abdo               75,000         41.10%            6.00        4/6/2009        283,003         717,184
Glen R. Gilbert            10,000          5.48%            6.00        4/6/2009         37,734          95,625

~~~~~~~~~~
     (1) Options vest 100% on April 6, 2004. All option grants are in Class B Common Stock.

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

(d)  Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table.

The following table sets forth as to each of the named executive officers information with respect to the number of shares of Class B Common Stock acquired upon exercise of options during 1999 and underlying unexercised options at December 31, 1999. BFC has not granted and does not currently grant stock appreciation rights.

                                                                Number of Securities               Value of Unexercised
                          Number of          Value             Underlying Unexercised              In-The-Money Options
                           Shares           Realized            Options at 12/31/1999                 On 12/31/99 (1)
                         Acquired or          Upon           -------------------------          -------------------------
         Name             Exercised         Exercise       Exercisable      Unexercisable     Exercisable     Unexercisable
         ----             ---------         --------       -----------      -------------     -----------     -------------
 Alan B. Levan               --                 --          1,270,407             75,000       $ 1,405,174            $ 0
 John E. Abdo                --                 --          1,350,000             75,000         1,568,738              0
 Glen R. Gilbert             --                 --            142,500             10,000            42,030              0

     (1) Based upon a price of $3.375, which was the price of the last sale as reported by the National Quotation Bureau for 1999.

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

                                    Performance Period    Threshold,
                        Amount of    Until Maturation       Target
     Name                 Award         or Payment        and Maximum
     ----                 -----         ----------        -----------
     Alan B. Levan      $  4,898        100% Vested        $131,049
     Glen R. Gilbert    $  4,898        100% Vested        $108,253

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

ITEM 12.  Security Ownership of Certain Beneficial Owners & Management

(a)(b)     Security Ownership of Certain Beneficial Owners and Management

Listed in the table below are the beneficial owners known by the Company to hold as of April 20, 2000 more than 5% of the Company's outstanding Common Stock. In addition, this table includes the outstanding securities beneficially owned by the executive officers and directors and the number of shares owned by directors and executive officers as a group.

                                                             Class A           Class B
                                                          Common Stock       Common Stock
                                                            Ownership         Ownership         Percent of         Percent of
                                                              as of             as of             Class A           Class B
Name of Beneficial Owner                                 April 20, 2000     April 20, 2000     Common Stock       Common Stock
------------------------                                 --------------     --------------     ------------       ------------
I.R.E. Realty Advisory Group, Inc.            (2)(5)        1,375,000           500,000            21.30%             9.52%
I.R.E. Properties, Inc.                        (5)            375,832           136,666             5.82%             2.60%
I.R.E. Realty Advisors, Inc.                   (5)            666,108           242,221            10.32%             4.61%
Florida Partners, Corporation                  (5)            366,614           133,314             5.68%             2.54%
Levan Enterprises, Ltd.                     (2)(3)(5)         153,629            55,865             2.38%             1.06%
Alan B. Levan                               (1)(3)(5)       2,940,483         2,339,673            45.56%            44.55%
John E. Abdo                                  (1)(5)        1,019,563         1,720,750            15.80%            32.76%
Dr. Herbert A. Wertheim                        (4)          1,145,232           416,448            17.74%             7.93%
Glen R. Gilbert                               (1)(5)            2,690           143,478             0.04%             2.73%
Earl Pertnoy                                  (1)(5)           18,975            78,150             0.29%             1.49%
Carl E.B. McKenry, Jr.                        (1)(5)              688            63,000             0.01%             1.20%
All directors and executive officers
  of the Company as a group
  (5 persons, including the
  Individuals identified above)             (1)(2)(3)       3,982,399         4,345,051            61.70%            82.73%

----------
     (1) Amount and nature of beneficial ownership and percent of class include shares that may be acquired within 60 days pursuant to exercise of stock options to purchase Class B Common Stock as follows:

                                                      Number of
                          Name                         Shares
                          ----                         ------
                      Alan B. Levan                   1,270,407
                      John E. Abdo                    1,350,000
                      Glen R. Gilbert                   142,500
                      Earl Pertnoy                       71,250
                      Carl E.B. McKenry                  62,750
                                                      ---------
                        Total                         2,896,907
                                                      =========

     (2)  BFC owns 45.5% of I.R.E. Realty Advisory Group, Inc.

     (3) Levan Enterprises, Ltd. is a controlling and majority shareholder of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc. and may be deemed to be the controlling shareholder of I.R.E. Realty Advisory Group, Inc. and Florida Partners Corporation. Levan Enterprises, Ltd. is a limited partnership whose sole general partner is Levan General Corp., a corporation 100% owned by Alan B. Levan. Therefore, Mr. Levan may be deemed to be the beneficial owner of the shares of Common Stock owned by such entities. Additionally, Mr. Levan may be deemed to be the beneficial owner of 3,300 shares of Class A Common Stock and 1,200 shares of Class B Common Stock held of record by Mr. Levan's wife in addition to his personal holdings of Common Stock, for an aggregate beneficial ownership of 2,940,483 shares of Class A Common Stock (45.56%) and 2,339,673 shares of Class B Common Stock (44.55%).

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

(c)  Changes in Control

None.

ITEM 13.  Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

During 1999, BFC Financial Corporation entered into an agreement with John E. Abdo, Jr., son of John E. Abdo, a Director and Vice Chairman of the Board. Pursuant to the agreement, in the event that Mr. Abdo, Jr. identifies venture capital investments for the Company, the Company will pay to him an amount equal to 1% of the amount of the Company's investment and will grant him a profit participation of 3-1/2% of the net profit realized by the Company. Additionally, the Company has agreed to pay him an expense allowance of $300 per month throughout the term of the agreement. During 1999, the Company paid Mr. Abdo, Jr. acquisition fees of $62,000 and expense allowances of $3,000 pursuant to the agreement.

(b)  Certain Business Relationships

Alan B. Levan, the President and a director of BFC, is also President and a director of I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., I.R.E. Realty Advisors, Inc. and Florida Partners Corporation. Mr. Levan is also Chairman of the Board and Chief Executive Officer of BBC and BankAtlantic. Mr. Levan is also a beneficial owner of I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., I.R.E. Advisors, Inc. and Florida Partners Corporation and may be deemed controlling shareholder of BFC. Messrs. Levan, Pertnoy and McKenry serve on the Board of Directors of the managing general partner of a public limited partnership that is affiliated with BFC. John E. Abdo, a director of BFC, is Vice Chairman of the Board of BBC and BankAtlantic and is President and a director of Levitt Corporation. Glen R. Gilbert is Vice President and a director of Levitt Corporation.

Management believes that all transactions between BFC and its affiliates were on terms at least as favorable as could have been obtained from unaffiliated third parties.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group will share equally in profits after any profit participation due to any other partners in the ventures and after interest earned on advances made by the Company. The Company bears the risk of loss, if any, under the arrangement. On such basis, in December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 1999, 50 acres had been sold from the Center Port property to unaffiliated third parties for approximately $13.6 million and the Company recognized net gains from the sale of real estate of approximately $3.4 million. Included in cost of sales is approximately $2.4 million, representing the Abdo Group's profit participation from the transactions. Payment of profit participation to the Abdo Group will be deferred until the Company is repaid on advances and interest. The remainder of the Center Port property is currently being marketed for sale.

(c)  Indebtedness of Management

Not applicable.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BFC has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BFC Financial Corporation



                                      By:                  /S/
                                             ----------------------------
                                                 Alan B. Levan
                                                 President



                                      By:                  /S/
                                             ----------------------------
                                                 Glen R. Gilbert
                                                 Executive Vice President
April 26, 2000