Form 10-Q
period 2000-03-31
BFC FINANCIAL CORP
filed 2000-05-15
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2000


                             Commission File Number
                                    000-09811


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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Consolidated Statements of Financial Condition as of March 31, 2000 and December 31, 1999 - Unaudited

          Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 - Unaudited

          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three months ended March 31, 2000 and 1999 - Unaudited

          Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 - Unaudited

          Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                      March 31, 2000 and December 31, 1999
                        (In thousands, except share data)
                                   (Unaudited)

                            Assets
                                                            2000         1999
                                                            ----         ----
Cash and cash equivalents                                 $  2,729        1,545
Securities available for sale                                  240          255
Investment in BankAtlantic Bancorp, Inc. ("BBC")            76,449       73,764
Venture capital investments                                  5,055        8,408
Mortgage notes and related receivables, net                  1,297        1,325
Investment real estate, net                                  5,693        5,803
Real estate held for development and sale                    1,094        1,840
Other assets                                                 6,950        3,805
                                                          --------     --------
     Total assets                                         $ 99,507       96,745
                                                          ========     ========

                      Liabilities and Stockholders' Equity

Mortgage payables and other borrowings                      18,184       18,253
Other liabilities                                            5,901        5,933
Deferred income taxes                                       14,700       13,594
                                                          --------     --------
     Total liabilities                                      38,785       37,780


Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                              --           --
Class A common stock of $.01 par value,
 authorized  20,000,000 shares; issued and outstanding
 6,454,494 in 2000 and 1999                                     58           58
Class B common stock, of $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  2,354,907 in 2000 and 1999                                    21           21
Additional paid-in capital                                  25,522       25,890
Retained earnings                                           39,670       38,086
                                                          --------     --------

 Total stockholders' equity before
  accumulated other comprehensive loss                      65,271       64,055

Accumulated other comprehensive loss -
  net unrealized depreciation on securities
  available for sale of the Company and BBC,
  net of deferred income taxes                              (4,549)      (5,090)
                                                          --------     --------

 Total stockholders' equity                                 60,722       58,965
                                                          --------     --------

     Total liabilities and stockholders' equity           $ 99,507       96,745
                                                          ========     ========



     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
               For the three months ended March 31, 2000 and 1999
                     (In thousands, except per share data)
                                   (Unaudited)


                                                             Three months ended
                                                                  March 31,
                                                                  ---------
                                                              2000        1999
                                                              ----        ----
Revenues:
 Interest on mortgage notes and
  related receivables                                         $  610         113
 Interest and dividends on securities
  available for sale and escrow accounts                          49          56
 Earnings on real estate rental operations, net                  237         322
 Income related to real estate held
  for development and sale, net                                   22          11
 Sale of real estate                                           2,080         829
 Earnings from real estate limited partnerships                 --           760
 Equity in earnings of BBC                                     2,388       2,745
 Other income                                                    117           2
                                                              ------      ------
Total revenues                                                 5,503       4,838
                                                              ------      ------

Costs and expenses:
 Interest on subordinated debentures                            --           122
 Interest on mortgages payable
  and other borrowings                                           424         239
 Cost of sale of real estate                                   1,796         579
 Allowance for loss on mortgage notes                           --            75
 Employee compensation and benefits                              324         299
 Occupancy and equipment                                           8          16
 General and administrative, net                                 369         212
                                                              ------      ------
Total cost and expenses                                        2,921       1,542
                                                              ------      ------
Income before income taxes                                     2,582       3,296
Provision  for income taxes                                      998       1,376
                                                              ------      ------
Net income                                                    $1,584       1,920
                                                              ======      ======


Basic earnings per share                                      $ 0.20        0.24
                                                              ======      ======

Diluted earnings per share                                    $ 0.19        0.22
                                                              ======      ======

Basic weighted average shares outstanding                      7,957       7,957
                                                              ======      ======

Diluted weighted average shares outstanding                    8,525       8,928
                                                              ======      ======


     See accompanying notes to unaudited consolidated financial statements.

                                          BFC Financial Corporation and Subsidiaries
                           Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                      For the three months ended March 31, 2000 and 1999
                                                        (In thousands)
                                                          (Unaudited)

                                                                                                  Accumulated
                                                                                                    Other
                                                                            Addi-                  Compre-
                                            Compre-   Class A    Class B    tional                 hensive
                                            hensive   Common     Common     Paid-in     Retained   Income
                                            income    Stock      Stock      Capital     Earnings   (Loss)       Total
                                           -------    -------    -------    -------     -------    -------     -------
Balance,
 December 31, 1998                                    $    58         21     26,095      30,660        797      57,631
Comprehensive income
  Net income                              $ 1,920        --         --         --         1,920       --         1,920
  Other comprehensive income,             -------
   net of tax:
    Unrealized losses on securities
     available for sale                      (661)       --         --         --          --         --          --
     Reclassification adjustment
      for gains and (losses)  included
      in net income                           114        --         --         --          --         --          --
                                          -------
  Other comprehensive loss                   (547)       --         --         --          --         --          --
                                          -------
Comprehensive income                      $ 1,373        --         --         --          --         --          --
                                          =======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                   --         --         (110)       --         --          (110)
Change in  net unrealized
 depreciation  on securities
 available for sale-net of
 deferred  income taxes                                  --         --         --          --         (547)       (547)
                                                      -------    -------    -------     -------    -------     -------
Balance at  March 31, 1999                            $    58         21     25,985      32,580        250      58,894
                                                      =======    =======    =======     =======    =======     =======

Balance at
 December  31, 1999                                        58         21     25,890      38,086     (5,090)     58,965
 Net income                                 1,584        --         --         --         1,584       --         1,584
                                          -------
 Other comprehensive income,
   net of tax:
   Unrealized gain on securities
    available for sale                        708        --         --         --          --         --          --
    Reclassification adjustment
     for losses  included
     in net income                           (167)       --         --         --          --         --          --
                                          -------
 Other comprehensive income                   541        --         --         --          --         --          --
                                          -------
Comprehensive income                      $ 2,125        --         --         --          --         --          --
                                          =======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                   --         --         (368)       --         --          (368)
Change in net unrealized
 appreciation  on securities
 available for sale-net of
 deferred  income taxes                                  --         --         --          --          541         541
                                                      -------    -------    -------     -------    -------     -------
Balance at March 31, 2000                             $    58         21     25,522      39,670     (4,549)     60,722
                                                      =======    =======    =======     =======    =======     =======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)

                                                               March 31,
                                                               ---------
                                                            2000         1999
                                                            ----         ----
Operating activities:
Net income                                                 $ 1,584        1,920
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Depreciation                                                   135          124
Gain on sale of real estate, net                              (284)        (250)
Earnings from real estate limited partnership                 --           (760)
Equity in earnings of BBC                                   (2,388)      (2,745)
Income related to real estate held
 for development and sale, net                                 (22)         (11)
Provision for deferred income taxes                            997        1,361
Allowance for loss on mortgage notes                          --             75
Amortization on subordinated debentures                       --              2
Accretion of discount on loans receivable                       (9)          (8)
Increase in real estate development
 and construction costs                                        (68)      (1,172)
Proceeds from escrow for called
 debenture liability                                         2,455         --
Increase in deferred interest on the
 subordinated debentures                                      --            118
Accrued interest income on escrow accounts                    --            (29)
Increase in other liabilities                                   27           90
Increase in other assets                                      (247)        (125)
                                                           -------      -------
Net cash  provided by
 (used in) operating activities                              2,180       (1,410)
                                                           -------      -------

Investing activities:
Proceeds from sales of real estate                            --            760
Common stock dividends received from BBC                      --            303
Purchase of venture capital investments                     (2,062)        --
Purchase of securities available for sale                     --           (250)
Proceeds from redemption and maturities
 of securities available for sale                             --              8
Principal reduction on mortgage notes and
 related receivables                                            37           35
Decrease in real estate
 held for development and sale                               1,098          918
                                                           -------      -------
Net cash (used in) provided
 by investing activities                                      (927)       1,774
                                                           -------      -------

Financing activities:
Repayments of borrowings                                       (69)         (66)
                                                           -------      -------
Net cash  used in
 financing activities                                          (69)         (66)
                                                           -------      -------
  Increase  in cash
   and cash equivalents                                      1,184          298
  Cash and cash equivalents
   at beginning of period                                    1,545        2,523
                                                           -------      -------
  Cash and cash equivalents at
   end of period                                           $ 2,729        2,821
                                                           =======      =======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2000

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1999 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated statements of financial condition at March 31, 2000 and December 31, 1999, the unaudited consolidated statements of operations for the three months ended March 31, 2000 and 1999, the unaudited consolidated statements of stockholders' equity and comprehensive income for the three months ended March 31, 2000 and 1999 and the unaudited consolidated statements of cash flows for three months ended March 31, 2000 and 1999. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior year balances have been reclassified to conform with the 2000 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at March 31, 2000 and December 31, 1999 is as follows (dollars in thousands):

                                              March 31,    December 31,
                                                2000           1999
                                                ----           ----
         BBC stockholders' equity             $240,631        235,886
         Ownership percentage                     31.8%          31.3%
                                              --------       --------
                                                76,449         73,913
         Purchase accounting adjustments          --             (149)
                                              --------       --------
         Investment in BBC                    $ 76,449         73,764
                                              ========       ========

At March 31, 2000, the Company owned 8,296,891 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock representing 31.8% of all outstanding BBC Common Stock. At March 31, 2000, the Company's ownership of BBC Class A and Class B Common Stock was approximately 26.2% and 49.6%, respectively. The aggregate market value of the Company's investment in BBC at March 31, 2000 was approximately $61.6 million or approximately $14.8 million less than the carrying value in the financial statements. Management does not believe that there is any permanent impairment in the value of the investment in BBC.

The following are equity transactions of BBC that impact the Company's ownership percentage of BBC:

          In January 2000, the Board of Directors of BBC approved a corporate transaction which would result in the redemption and retirement of all outstanding shares of BBC Class B common stock, except for BBC's Class B shares owned by the Company, at a price of $6.00 per share payable in cash. BBC's Class B common stock represents 100% of the voting rights of BBC. As a result of the transaction, which is structured as a merger, the Company would be the sole holder of the BBC Class B common stock. BBC's Class A common stock will be unaffected by the transaction and will remain outstanding as shares of BBC's Class A common stock as the surviving corporation. Outstanding options to purchase BBC's Class A common stock will remain exercisable for the same number of shares of BBC's Class A common stock for the same exercise price and upon the same terms as in effect before the merger. Likewise, BBC's 6-3/4% Convertible Subordinated Debentures due 2006 and 5-5/8% Convertible Subordinated Debentures due 2007 will remain convertible into the same number of shares of BBC's Class A common stock of BBC as the surviving corporation at the same conversion price and upon the same terms as in effect before the merger. All outstanding options to acquire BBC's Class B common stock will automatically be exchanged for options to acquire BBC's Class A common stock on a basis which preserves the intrinsic value of the option on the effective date of BBC's corporate transaction. The options will otherwise be on substantially the same terms and conditions as the former options to purchase shares of BBC's Class B common stock, including vesting and term. The proposed transaction is subject to approval of BBC's Class A and Class B shareholders, receipt of all required regulatory approvals, and obtaining financing for the transaction.

          On March 1, 2000, 749,533 restricted shares of Class A common stock issued to key employees of Ryan Beck in connection with the acquisition of Ryan Beck were retired in exchange for the establishment of interests in the BankAtlantic Bancorp-Ryan Beck Deferred Compensation Plan ("Plan") in the aggregate amount of $7.8 million. In January 2000, each participant in the Ryan Beck retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value of the restricted shares at the date of the Ryan Beck acquisition. BBC may at its option terminate the Plan at anytime without the consent of the participants or BBC's stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). Subject to the terms of the Plan, the participant's account will be settled by BBC in cash on the vesting date (June 28, 2002) except BBC can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If BBC elects to exercise its rights to defer 50% of the cash payment, BBC will issue a note bearing interest at prime plus 1%. As a result of the exchange, BBC stockholders' equity declined by $3.2 million. BFC's ownership percentage of BBC, as of December 31, 1999, assumed that the shares of restricted Class A Common Stock were not outstanding.

          On July 14, 1999, BBC's Board of Directors approved the repurchase on the open market of up to 3.5 million shares of BBC's common stock. BBC's Board authorized the repurchase of common stock on a "time-to-time" basis, depending upon market conditions and subject to compliance with applicable securities laws. Pursuant to the above repurchase plan BBC paid $3.3 million to repurchase and retire 551,000 shares of Class B common stock during the three months ended March 31, 2000. Pursuant to a previously announced plan to repurchase shares of common stock, BBC paid $8.4 million to repurchase and retire 1,149,655 shares of Class A common stock during the three months ended March 31, 1999.

          During the three months ended March 31, 2000, 116,630 shares of Class B incentive and non-qualifying stock options were exercised resulting in a $489,000 increase in stockholders' equity. During the three months ended March 31, 1999, 7,490 and 3,563 of Class A and Class B incentive stock options, respectively, were exercised resulting in a $68,000 increase in stockholders' equity.

3.  VENTURE CAPITAL INVESTMENTS

Through 1999, the Company advanced funds to a wholly owned subsidiary for investment of approximately $6.7 million in five unaffiliated technology entities and approximately $1.7 million in three entities in the retail sector. During 2000, the $6.7 million advanced funds in the technology entities were contributed at cost to a specified asset limited partnership managed by the wholly owned subsidiary. In March 2000, interests of $8.0 million were sold by such partnership to accredited investors in a private offering. The Company continues to indirectly hold an $800,000 general partner interest and a $500,000 limited partner interest in the partnership. In April 2000, the Company received approximately $5.8 million from the partnership representing repayment of the amounts advanced plus $423,000 of interest on the advances net of the Company's investment in the partnership. The Company also received an administrative services fee and out-of pocket expenses. Of the $8.0 million partnership interests, the Company retained $1.3 million of interests and approximately $3.9 million was contributed by officers, directors and affiliates of the Company.

During the quarter ended March 31, 2000, the Company made additional venture capital investments of approximately $2.1 million in entities in the technology industry. It is anticipated that the Company may form additional partnerships in the future to invest in the technology sector. The Company's venture investments have been made in entities whose interests are not publicly traded and therefore there is no liquidity in the investments and no available quoted market value for the investments. Accordingly, the investments are carried at the Company's cost, which is believed to approximate market value.

4.  CONSOLIDATED STATEMENTS OF CASH FLOWS

Other non-cash financing and investing activities and other supplemental cash flow items for the three months ended March 31, 2000 and 1999 were as follows (in thousands):
                                                              March 31,
                                                              ---------
                                                           2000      1999
                                                           ----      ----
    The change in stockholders' equity resulting from
    the Company's proportionate share of BBC's net
    unrealized appreciation (depreciation) on
    securities available for sale, net of deferred
    income taxes                                              551      (678)
                                                           ======      ====
    Net loss effect of BBC capital transactions,
    net of income taxes                                      (368)     (110)
                                                           ======      ====
    Change in stockholders' equity resulting
    from the Company's net unrealized (depreciation)
    appreciation on securities available for sale,
    net of deferred income taxes                              (10)      131
                                                           ======      ====
    Receivable from contribution of investments to
    affiliated limited partnership                         (5,414)     --
                                                           ======      ====
    Interest in affiliated limited partnership             (1,300)     --
                                                           ======      ====
    Contribution of venture capital investments to
    affiliated limited partnership                          6,714      --
                                                           ======      ====
    Transfers from escrow accounts to reflect
    payments on subordinated debentures                        58        84
                                                           ======      ====
    Allowance for loss on mortgage notes                     --          75
                                                           ======      ====
    BBC's dividends on common stock
    declared and received in subsequent period               --         303
                                                           ======      ====
    Interest paid on borrowings                               424       239
                                                           ======      ====
    Income taxes paid                                          39      --
                                                           ======      ====

5. OTHER ASSETS AND OTHER LIABILITIES

Included in other liabilities at March 31, 2000 and December 31, 1999 is approximately $5.1 million of amounts owed to third parties pursuant to an agreement entered into in connection with the settlement of litigation. Such amounts owed do not bear interest. Included in other assets at December 31, 1999 was approximately $2.5 million held in escrow accounts relating to payments associated with a portion of the settlement. In January 2000, in accordance with the terms of the escrow agreement, approximately $2.5 million remaining in escrow was released to the Company and any future payments to the claimants would be paid directly by the Company. Payments are due when a claimant presents for cancellation a subordinated debenture that was cancelled upon settlements of the litigation. Also included in other assets at March 31, 2000 was approximately $5.8 million due from a partnership managed by the Company. (See note 3.)

6. SEGMENT REPORTING

The Company utilizes three reportable segments:

     o    Investment in BBC
     o    Real estate operations
     o    Other

Investment in BBC consists of the Company's ownership interest in the common stock of BBC. The Company's ownership position is carried on the equity method and the Company's ownership in BBC as of March 31, 2000 and 1999 was approximately 31.8% and 32.2% of all of the outstanding BBC Common Stock. In addition to its investment in BBC, the Company owns and manages real estate, included in the Consolidated Statements of Financial Condition as investment real estate, net and real estate held for development and sale. Investment real estate, net includes the BMOC property and a 50% interest in the Delray property. The real estate held for development and sale is the Center Port property, part of which is being developed and the remainder of which is being held for sale. Real estate operations also include mortgage notes receivable that relate to the sale of properties previously owned by the Company. Other includes venture capital investments, securities available for sale and other miscellaneous activities. The Company evaluates segment performance based on its operating profit before tax and overhead allocations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in its 1999 Annual Report. The tables below provide segment information for the three months ended March 31, 2000 and 1999 (in thousands):

                                                          Real
                                         Investment      Estate
                                           in BBC      Operations      Other     Consolidated
                                           ------      ----------      -----     ------------
Three months ended March 31, 2000
Total revenues                            $  2,388         2,628           487         5,503
                                          ========      ========      ========      ========

Operating profit                          $  2,388           604           487         3,479
                                          ========      ========      ========
 Interest on mortgages payable
  and other borrowings                                                                  (196)
 Employee compensation and benefits                                                     (324)
 Occupancy and equipment                                                                  (8)
 General and administrative, net                                                        (369)
                                                                                    --------
Income before income taxes                                                          $  2,582
                                                                                    ========


Total assets at March 31, 2000            $ 76,449         9,141        13,917        99,507
                                          ========      ========      ========      ========

Three months ended March 31, 1999:

Total revenues                            $  2,745         2,010            83         4,838
                                          ========      ========      ========      ========

Operating profit                          $  2,745         1,125            83         3,953
                                          ========      ========      ========
 Interest on subordinated debentures                                                    (122)
 Interest on mortgages payable
  and other borrowings                                                                    (8)
 Employee compensation and benefits                                                     (299)
 Occupancy and equipment                                                                 (16)
 General and administrative, net                                                        (212)
                                                                                    --------
Income before income taxes                                                          $  3,296
                                                                                    ========

Total assets at March 31, 1999            $ 75,730        11,228         6,569        93,527
                                          ========      ========      ========      ========



7. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2000 and 1999 (in thousands, except per share data):

                                                 Three months ended
                                                     March 31,
                                                     ---------
                                                 2000        1999
                                                 ----        ----
          Basic Numerator:
           Net income available
            for common shareholders              $1,584       1,920
                                                 ======      ======

          Basic Denominator
           Weighted average shares
            outstanding                           7,957       7,957
                                                 ======      ======

            Basic earnings per share             $  .20         .24
                                                 ======      ======

          Diluted Numerator:
           Dilutive net income available
            to common shareholders               $1,584       1,920
                                                 ======      ======

          Diluted Denominator
           Basic weighted average shares
            outstanding                           7,957       7,957
           Options                                  568         971
                                                 ------      ------
           Diluted weighted average shares
            outstanding                           8,525       8,928
                                                 ======      ======

           Diluted earnings per share            $  .19         .22
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

                   BFC Financial Corporation and Subsidiaries
                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition

General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company which owns in the aggregate approximately 31.8% of the outstanding BankAtlantic Bancorp, Inc. ("BBC") common stock. BBC is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic") by virtue of its ownership of 100% of the outstanding BankAtlantic common stock.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from these forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic factors (both generally and particularly in areas where the Company or its subsidiaries operate or hold assets), interest rates, competitive and other factors affecting the operations, markets, products and services, and expansion strategies of the Company and its subsidiaries including BBC and BankAtlantic, the success of its venture capital investments and the other factors discussed elsewhere in this report and in the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

Results of Operations

The Company's basic and diluted earnings per share were $0.20 and $0.19 for the quarter ended March 31, 2000, compared to basic and diluted earnings per share of $0.24 and $0.22 for the comparable period in 1999.

For the three months ended March 31, 2000, the Company reported net income of approximately $1.6 million as compared to net income of approximately $1.9 million for the comparable period in 1999.

Increases (decreases) in revenues for the three months ended March 31, 2000, as compared to the comparable period in 1999 were as follows (in thousands):

                                                  Three months ended
                                                        March 31,
                                                      ---------      Increases
                                                    2000     1999   (decreases)
                                                    ----     ----   -----------
   Interest on mortgage notes and
    related receivables                             $  610      113      497
   Interest and dividends on securities
    available for sale and escrow accounts              49       56       (7)
   Earnings on real estate rental operations, net      237      322      (85)
   Income related to real estate held for
    development and sale, net                           22       11       11
   Sale of real estate                               2,080      829    1,251
   Earnings from real estate limited partnership      --        760     (760)
   Equity in earnings of BBC                         2,388    2,745     (357)
   Other income, net                                   117        2      115
                                                    ------   ------   ------
                                                    $5,503    4,838      665
                                                    ======   ======   ======

Interest on mortgage notes and related receivables increased for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to interest of approximately $159,000 received relating to real estate held for development and sale and approximately $303,000 of interest received from an affiliate in connection with amounts advanced for venture capital investments from the date they were made until transferred to the affiliated limited partnership in March 2000.

Earnings on real estate rental operations, net decreased for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to a decrease in rental income primarily due to a 1999 payment received for the cancellation of a lease and an increase in 2000 of repair and maintenance expenses at the Company's Burlington Manufacturers Outlet Center.

During the three months ended March 31, 2000, the Company sold two buildings that it had constructed on approximately 2 acres at the Center Port property to unaffiliated third parties for approximately $2.08 million. The Company recognized a net gain from the sale of real estate of approximately $284,000. During the three months ended March 31, 1999, the Company sold approximately 4 acres of the Center Port property to an unaffiliated third party for approximately $829,000. The Company recognized a net gain from the sale of the real estate of approximately $250,000.

During the three months ended March 31, 1999, the Company received a distribution of approximately $501,000 from a real estate limited partnership in which the Company holds an interest. The limited partnership sold 30 of 34 convenience stores that it owned. The limited Partnership sold another store in the second quarter of 1999. The Company has a 49.5% interest in this partnership and had written off its investment of approximately $441,000 in 1990 due to the bankruptcy of the entity leasing the real estate. The $501,000 has been included in earnings from real estate limited partnerships. In March 1996, as part of the sale of the Company's "Cypress Creek" property in Fort Lauderdale, Florida, the Company received a 4.5% limited partnership interest in the partnership that acquired the property. In January 1999, the Company received a distribution of approximately $259,000 from the liquidation of this partnership. The $259,000 has also been included in earnings from real estate limited partnerships.

Other income increased for the three months ended March 31, 2000 as compared to the same period in 1999 as a result of an administrative services fee of approximately $80,000 from an affiliated limited partnership for organizational services provided to the limited partnership and management fees from Levitt Corporation (formerly BankAtlantic Development Corporation) for accounting and other administrative services.

BBC's net income available for common shareholders and the Company's equity in earnings of BBC for the three months ended March 31, 2000 and 1999 are summarized below (in thousands):

                                                     For the
                                                Three Months Ended
                                                     March 31,
                                                     ---------
                                                  2000     1999
                                                  ----     ----
               Income before extraordinary item   $3,681    8,171
               Extraordinary item, net of taxes    3,466     --
                                                  ------   ------
               Net income                         $7,147    8,171
                                                  ======   ======

The Company's equity in earnings of BBC for the three months ended March 31, 2000 and 1999 were approximately $2.4 million and $2.7 million, respectively.

The decrease in equity in earnings of BBC for the three months ended March 31, 2000 as compared to the same period in 1999 was primarily due to a decrease in BBC's net income.

BBC's net income before extraordinary item declined by 55% during the three months ended March 31, 2000 compared to the same period during 1999. The primary reasons for BBC's decline were:

     1) an increase in the provision for loan losses based on BBC's historical loss experiences in its small business and consumer loan portfolios,
     2) higher compensation expense associated with expanded investment banking operations, the acquisition of Levitt and Sons and new banking products,
     3) a significant increase in other real estate expenses resulting from Levitt and Sons and selling, general and administrative expenses during 2000 which were not included during 1999,
     4) increased occupancy expenses associated with repairs and maintenance on bank branches and maintenance contracts associated with ATM operations, and
     5) lower gains on sales of securities available for sale net of writedowns were due to a reduction in securities sales caused by a rising rate environment and
     6) lower gains on sales of loans held for sale were due to a decline in loans originated for sale and, an increase in the valuation allowance.

The above BBC reductions in income before extraordinary item were partially offset by:

     1) an improvement in net interest income resulting from an increase in interest earning assets reflecting higher loan receivables and securities available for sale average balances, partially offset by a decline in the net margin,
     2)   the sale of one parcel of land for a $182,000 gain,
     3) trading securities profits during 2000 compared to losses during 1999, and
     4) a gain on the sale of a utility expansion receivable from real estate operations.

BBC's extraordinary item resulted from the early extinguishment of debt. On February 29, 2000, BBC repurchased $25 million aggregate principal amount of its 5 5/8% convertible subordinated debentures for $18.75 million. Included in BBC's extraordinary item was $250,000 of offering costs and a $673,000 write-off of original unamortized issuance costs.

The Company's ownership in BBC at March 31, 2000 and 1999 was approximately 31.8% and 32.2%, respectively, of all outstanding BBC Common Stock. The following table provides information regarding the Company's ownership interest in BBC at the dates indicated:

                                      BBC          BBC
                                    Class A      Class B
                                    Common       Common        Total
                                     Stock        Stock     Outstanding
                                     -----        -----     -----------
             March 31, 1999          26.1%        47.1%        32.2%
             March 31, 2000          26.2%        49.6%        31.8%

Increases (decreases) in the Company's expenses for the three months ended March 31, 2000, as compared to the comparable periods in 1999 were as follows (in thousands):

                                           Three months ended
                                                 March 31,
                                                 ---------          Increases
                                             2000        1999      (decreases)
                                             ----        ----      -----------
   Interest on subordinated debentures       $ --           122        (122)
   Interest on mortgages payable
    and other borrowings                        424         239         185
   Cost of sale of real estate                1,796         579       1,217
   Allowance for loss on mortgage notes        --            75         (75)
   Employee compensation and benefits           324         299          25
   Occupancy and equipment                        8          16          (8)
   General and administrative, net              369         212         157
                                             ------      ------      ------
                                             $2,921       1,542       1,379
                                             ======      ======      ======

No interest was paid on subordinated debentures in 2000 due the redemption in November 1999 of the Company's outstanding Subordinated Debentures at a price equal to 100% of the principal amount plus accrued interest.

Interest on mortgage payables and other borrowings increased for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to an increase in average borrowings outstanding.

In March 1999, the Company recorded an allowance for loss on mortgage notes due from affiliated limited partnerships of approximately $75,000. This allowance for mortgage notes was based upon management's determination regarding the net carrying value of the loans and the estimated fair value of the underlying loan collateral.

Employee compensation and benefits increased for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to an increase in levels of compensation.

General and administrative, net increased for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to an increase in legal fees associated with litigation.

Financial Condition

The Company's total assets at March 31, 2000 and December 31, 1999 were $99.5 million and $96.7 million, respectively. The majority of the difference at March 31, 2000 as compared to December 31, 1999 was due to increases in the investment in BBC and other assets. This increase was offset in part by decreases in venture capital investments and real estate held for development and sale.

Investment in BBC increased by $2.7 million due to equity in earnings of BBC of approximately $2.4 million and a decrease in net unrealized depreciation on securities available for sale of approximately $896,000. This increase was offset in part by the net effect of BBC capital transactions of approximately $599,000.

The increase in other assets of approximately $3.1 million was primarily attributable to funds due from an affiliated limited partnership of approximately $5.8 million, associated with the contribution of the venture capital investments in March 2000. This increase was offset by a decrease in the escrow relating to the Subordinated Debentures. In January 2000, in accordance with the terms of the escrow agreement, approximately $2.5 million remaining in escrow was released to the Company.

Through 1999, the Company advanced funds to a wholly owned subsidiary for investment of approximately $6.7 million in five unaffiliated technology entities and approximately $1.7 million in three entities in the retail sector, included in the Company's Consolidated Statements of Financial Condition as Venture capital investments. During 2000, the $6.7 million advanced funds in the technology entities were contributed at cost to a specified asset limited partnership managed by the wholly owned subsidiary. In March 2000, interests of $8.0 million were sold by such partnership to accredited investors in a private offering. The Company continues to indirectly hold an $800,000 general partner interest and a $500,000 limited partner interest in the partnership. In April 2000, the Company received approximately $5.8 million from the partnership representing repayment of the amounts advanced plus $423,000 of interest on the advances net of the Company's investment in the partnership. The Company also received an administrative services fee and out-of pocket expenses. During the quarter ended March 31, 2000, the Company made additional venture investments of approximately $2.1 million to entities in the technology industry.

Real estate held for development and sale decreased due to the sale of approximately 2 acres of the Company's Center Port property.

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is equity risk through its investment in BBC. The Company also bears a market risk in its venture capital investments.

Equity Price Risk

The Company's primary equity investment is its investment in BBC. This investment was entered into for purposes other than trading purposes. Since this investment is carried using the equity method of accounting, changes in the market price of BBC stock would not have a direct impact on the Company's financial statements, however, a change in the market price could likely have an impact on the investment community's view of the Company. The following table shows changes in the market value of the Company's investment in BBC at March 31, 2000 based on percentage changes in market price. Actual future price changes may be different from the changes identified in the table below (in thousands):

                Percent
                Change In                 Market
               Market Price                Value
               ------------                -----
                20.00%                  $ 73,953
                10.00%                    67,790
                 0.00%                    61,628
               (10.00)%                   55,465
               (20.00)%                   49,302

The Company has made venture capital investments in various entities and has invested in an affiliated partnership which holds investments in various entities with the anticipation that it will be able to achieve a return on its investment when these entities are either acquired by other companies or sell their stock in public offerings. It is possible that the products being developed by these entities will not gain market acceptance or that the public markets will not support a pricing of these entities that would provide the Company with a return on or recoupment of its investments in these entities.

Management does not believe that market risk on other equity instruments would have a significant impact on the financial condition of the Company.

BBC maintains a portfolio of trading and available for sale securities which subjects BBC to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of BBC's securities sold not yet purchased, trading and available for sale securities at March 31, 2000 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                    Available      Securities        Total
   Percent            Trading        for Sale       Sold Not        Dollar
  Change in         Securities      Securities         Yet        Change from
  Fair Value        Fair Value      Fair Value      Purchased         0%
  ----------        ----------      ----------      ---------       -------
     20%            $ 9,812         26,719            (900)          5,938
     10%              8,995         24,493            (825)          2,970
      -%              8,177         22,266            (750)              -
    (10%)             7,359         20,039            (675)         (2,970)
    (20%)             6,542         17,813            (600)         (5,938)

Ryan Beck is a market maker in equity securities which could from time to time require them to hold securities during declining markets. BBC attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of BBC's overall asset and liability management process.

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

BBC has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring BBC's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 2000 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were BBC's:

     o    Loan portfolio,
     o    Debt securities available for sale,
     o    Investment securities,
     o    FHLB stock,
     o    Federal Funds sold,
     o    Government securities,
     o    Eurodollar time deposit options and futures,
     o    Deposits, including brokered deposits and public funds,
     o    Advances from FHLB,
     o    Securities sold under agreements to repurchase,
     o    Federal Funds purchased,
     o    Notes and Bonds payable,
     o    Subordinated Debentures,
     o    Trust Preferred Securities,
     o    Interest rate swaps, and
     o    Off-balance sheet loan commitments.

BBC had fixed rate loan commitments aggregating $6.4 million at March 31, 2000.

The model calculates the net potential gains and losses in net portfolio fair value by:

       (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at March 31, 2000,
       (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and
       (iii) calculating the difference between the fair values of (i) and (ii) to determine the potential gain or loss in net portfolio fair values.

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

                              Net Portfolio
                Changes           Value         Dollar
                in Rate          Amount          Change
                -------          ------         -------
                           (Dollars in thousands)
               +200  bp       $ 258,485       (86,554)
               +100  bp         307,559       (37,480)
                  0  bp         345,039           --
               (100) bp         368,358        23,319
               (200) bp         347,867         2,828

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

Liquidity and Capital Resources

The primary sources of funds to the Company for the three months ended March 31, 2000 were return of amounts previously held in escrow for called Subordinated Debentures, interest received on advances to an affiliate in connection with real estate held for development and sale, revenues from property operations, principal reduction on loan receivables and dividends from BBC. These funds were primarily utilized to invest in venture capital technology entities, reduce mortgage payable and other borrowings and to fund operating expenses and general and administrative expenses.

In January 2000, in accordance with the terms of the escrow agreement, approximately $2.5 million remaining in escrow to fund future payments associated with the called Subordinated Debenture was released to the Company. Any future payments associated with these settlements will be paid from the Company's working capital. Payments are made only when a claimant presents for cancellation the subordinated debenture that was cancelled upon settlements of litigation. At March 31, 2000, there was approximately $5.1 million remaining that could be presented for payment. The Company is not obligated to pay interest on this amount.

Through 1999, the Company advanced funds to a wholly owned subsidiary for investment of approximately $6.7 million in five unaffiliated technology entities and approximately $1.7 million in three entities in the retail sector. During 2000, the $6.7 million advanced funds in the technology entities were contributed at cost to a specified asset limited partnership managed by the wholly owned subsidiary. In March 2000, interests of $8.0 million were sold by such partnership to accredited investors in a private offering. The Company continues to indirectly hold an $800,000 general partner interest and a $500,000 limited partner interest in the partnership. In April 2000, the Company received approximately $5.8 million from the partnership representing repayment of the amounts advanced plus $423,000 of interest on the advances net of the Company's investment in the partnership. The Company also received an administrative services fee and out-of pocket expenses. During the quarter ended March 31, 2000, the Company made additional venture capital investments of approximately $2.1 million to entities in the technology industry. It is anticipated that the Company may form additional partnerships in the future to invest in the technology sector.

In December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through March 31, 2000, approximately 52 acres of the Center Port property had been sold to unaffiliated third parties for approximately $15.7 million and the Company recognized net gains from the sales of real estate of approximately $3.7 million. The remainder of the Center Port property is currently being marketed for sale. The unsold property is unencumbered.

As previously indicated the Company holds approximately 31.8% of all outstanding BBC Common Stock. The payment of dividends by BBC is subject to declaration by BBC's Board of Directors and will depend upon, among other things, the results of operations, financial condition and cash requirements of BBC and the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. Currently, BBC pays a quarterly dividend of $.025 and $.023 per share for Class A and Class B Common Stock, respectively.

At March 31, 2000, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 7.71%, 11.74% and 12.99%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a "well-capitalized" institution.

Cash Flows

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                                      Three months ended
                                                          March 31,
                                                          ---------
     Net cash provided by (used in) :                2000          1999
                                                     ----          ----
       Operating activities                         $ 2,180        (1,410)
       Investing activities                            (927)        1,774
       Financing activities                             (69)          (66)
                                                    -------       -------
         Increase in cash and cash equivalents      $ 1,184           298
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

                           PART II - OTHER INFORMATION

Item 1 through 5. - Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

       a)     Index to Exhibits:

              27. Financial data schedule for the three months ended March 31, 2000.

       b) No report on Form 8-K was filed during the three months ended March 31,2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BFC FINANCIAL CORPORATION



Date:     May 10, 2000           By:      /s/  Alan B. Levan
                                      ----------------------
                                      Alan B. Levan, President



Date:     May 10, 2000           By:      /s/  Glen R. Gilbert
                                      ------------------------
                                      Glen R. Gilbert, Executive Vice President
                                          Chief Accounting Officer and
                                          Chief Financial Officer