Form 10-Q
period 2000-06-30
BFC FINANCIAL CORP
filed 2000-08-14
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2000


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



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Consolidated Statements of Financial Condition as of June 30, 2000 and December 31, 1999 - Unaudited

               Consolidated Statements of Operations for the six and three month periods ended June 30, 2000 and 1999 - Unaudited

               Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended June 30, 2000 and 1999 - Unaudited

               Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 - Unaudited

               Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                       June 30, 2000 and December 31, 1999
                        (In thousands, except share data)
                                   (Unaudited)

                                     Assets

                                                            2000         1999
                                                            ----         ----
Cash and cash equivalents                                 $  2,221        1,545
Securities available for sale                                  264          255
Investment in BankAtlantic Bancorp, Inc. ("BBC")            78,372       73,764
Venture capital investments held for partnerships
 to be formed                                                3,062        6,715
Venture capital investments held for sale                    2,993        1,693
Mortgage notes and related receivables, net                  1,269        1,325
Investment real estate, net                                  5,683        5,803
Real estate held for development and sale                    1,830        1,840
Other assets                                                 1,429        3,805
                                                          --------     --------
     Total assets                                         $ 97,123       96,745
                                                          ========     ========

                      Liabilities and Stockholders' Equity

Mortgage payables and other borrowings                      13,113       18,253
Other liabilities                                            5,770        5,933
Deferred income taxes                                       15,587       13,594
                                                          --------     --------
     Total liabilities                                      34,470       37,780


Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                              --           --
Class A common stock of $.01 par value,
 authorized  20,000,000 shares; issued and
 outstanding 6,454,494 in 2000 and 1999                         58           58
Class B common stock, of $.01 par value; authorized
  20,000,000 shares; issued and outstanding
  2,354,907 in 2000 and 1999                                    21           21
Additional paid-in capital                                  25,481       25,890
Retained earnings                                           41,036       38,086
                                                          --------     --------

 Total stockholders' equity before
  accumulated other comprehensive loss                      66,596       64,055

Accumulated other comprehensive loss - net
  unrealized depreciation on securities
  available for sale of the Company and BBC,
  net of deferred income taxes                              (3,943)      (5,090)
                                                          --------     --------

 Total stockholders' equity                                 62,653       58,965
                                                          --------     --------

     Total liabilities and stockholders' equity           $ 97,123       96,745
                                                          ========     ========


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
        For the six and three month periods ended June 30, 2000 and 1999
                     (In thousands, except per share data)
                                   (Unaudited)


                                            Six months ended  Three months ended
                                                  June 30,        June 30,
                                                  --------        --------
                                               2000     1999     2000     1999
                                               ----     ----     ----     ----
Revenues:
 Interest on mortgage notes and
  related receivables                         $   857      173      247       60
 Interest and dividends on securities
  available for sale and escrow accounts           98      107       49       51
 Sale of real estate                            4,809    1,072    2,729      243
 Earnings on real estate rental
  operations, net                                 445      587      208      265
 Earnings from real estate limited
  partnerships                                   --        847     --         87
 Income related to real estate held
  for development and sale, net                    74       12       52        1
 Equity in earnings of BBC                      4,060    5,926    1,672    3,181
 Other income                                     189      168       72      166
                                              -------  -------  -------  -------

Total revenues                                 10,532    8,892    5,029    4,054
                                              -------  -------  -------  -------

Costs and expenses:
 Interest on subordinated debentures             --        247     --        125
 Interest on mortgages payable
  and other borrowings                            750      479      326      240
 Cost of sale of real estate                    4,014      748    2,218      169
 Allowance for loss on mortgage notes            --        150     --         75
 Employee compensation and benefits               664      589      340      290
 Occupancy and equipment                           23       30       15       14
 General and administrative, net                  596      395      227      183
                                              -------  -------  -------  -------

Total cost and expenses                         6,047    2,638    3,126    1,096
                                              -------  -------  -------  -------
Income before income taxes                      4,485    6,254    1,903    2,958
Provision  for income taxes                     1,535    2,391      537    1,015
                                              -------  -------  -------  -------

Net income                                    $ 2,950    3,863    1,366    1,943
                                              =======  =======  =======  =======


Basic earnings per share                      $  0.37     0.49     0.17     0.24
                                              =======  =======  =======  =======

Diluted earnings per share                    $  0.35     0.43     0.16     0.22
                                              =======  =======  =======  =======

Basic weighted average shares outstanding       7,957    7,957    7,957    7,957
                                              =======  =======  =======  =======

Diluted weighted average shares outstanding     8,516    8,894    8,506    8,853
                                              =======  =======  =======  =======


        See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                 For the six months ended June 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)

                                                                                                     Accumulated
                                                                                                        Other
                                                                              Addi-                    Compre-
                                        Compre-      Class A     Class B      tional                   hensive
                                        hensive       Common      Common     Paid-in     Retained       Income
                                         income        Stock       Stock     Capital     Earnings        (Loss)       Total
                                         ------        -----       -----     -------     --------        ------       -----
Balance,
 December 31, 1998                                  $     58          21      26,095       30,660          797       57,631
Comprehensive income
  Net income                           $  3,863         --          --          --          3,863         --          3,863
  Other comprehensive income,
   net of tax:
    Unrealized losses on securities
     available for sale                  (2,854)        --          --          --           --           --           --
     Reclassification adjustment
      for net losses  included
      in net income                         246         --          --          --           --           --           --
                                         ------
  Other comprehensive loss               (2,608)        --          --          --           --           --           --
                                         ------
Comprehensive income                   $  1,255         --          --          --           --           --           --
                                         ======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                  --          --          (202)        --           --           (202)
Change in  net unrealized
 depreciation  on securities
 available for sale-net of
 deferred  income taxes                                 --          --          --           --         (2,608)      (2,608)
                                                    --------    --------    --------     --------     --------     --------
Balance at  June 30, 1999                           $     58          21      25,893       34,523       (1,811)      58,684
                                                    ========    ========    ========     ========     ========     ========

Balance at
 December  31, 1999                                 $     58           21      25,890      38,086       (5,090)      58,965
 Net income                            $  2,950         --          --          --          2,950         --          2,950
 Other comprehensive income,
   net of tax:
   Unrealized gain on securities
    available for sale                    1,359         --          --          --           --           --           --
    Reclassification adjustment
     for net gain  included
     in net income                         (212)        --          --          --           --           --           --
                                         ------
 Other comprehensive income               1,147         --          --          --           --           --           --
                                         ------
Comprehensive income                   $  4,097         --          --          --           --           --           --
                                         ======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                  --          --          (409)        --           --           (409)
Change in net unrealized
 appreciation  on securities
 available for sale-net of
 deferred  income taxes                                 --          --          --           --          1,147        1,147
                                                    --------    --------    --------     --------     --------     --------
Balance at June 30, 2000                            $     58          21      25,481       41,036       (3,943)      62,653
                                                    ========    ========    ========     ========     ========     ========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)

                                                                  June 30,
                                                                  --------
                                                              2000       1999
                                                              ----       ----
Operating activities:
Net income                                                   $ 2,950      3,863
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Depreciation                                                     269        250
Gain on sale of real estate, net                                (795)      (324)
Earnings from real estate limited partnership                   --         (847)
Equity in earnings of BBC                                     (4,060)    (5,926)
Income related to real estate held
 for development and sale, net                                   (74)       (12)
Provision for deferred income taxes                            1,530      2,377
Allowance for loss on mortgage notes                            --          150
Amortization on subordinated debentures                         --            5
Accretion of discount on loans receivable                        (18)       (17)
Increase in real estate development
 and construction costs                                         (113)    (1,765)
Proceeds from escrow for called
 debenture liability                                           2,455       --
Increase in deferred interest on the
 subordinated debentures                                        --          242
Accrued interest income on escrow accounts                      --          (62)
Transfer of venture capital investments at cost
 to affiliated partnership                                     6,715       --
Purchase of venture capital investments held
 for partnerships to be formed                                (3,062)      --
(Decrease) increase in other liabilities                         (80)        41
Increase in other assets                                        (167)      (415)
                                                             -------    -------
Net cash provided by (used in) operating activities            5,550     (2,440)
                                                             -------    -------

Investing activities:
Proceeds from sales of real estate                              --          847
Common stock dividends received from BBC                         644        606
Purchase of venture capital investments
 held for sale                                                (1,300)    (1,250)
Proceeds from redemption and maturities
 of securities available for sale                               --            8
Principal reduction on mortgage notes and
 related receivables                                              74         71
Decrease in real estate held for development and sale            933      1,031
Improvements to investment real estate                          (110)       (94)
Other                                                             25         40
                                                             -------    -------
Net cash provided by investing activities                        266      1,259
                                                             -------    -------


Financing activities:
Borrowings                                                      --        2,500
Repayments of borrowings                                      (5,140)      (131)
                                                             -------    -------
Net cash (used in) provided by financing activities           (5,140)     2,369
                                                             -------    -------

Increase in cash and cash equivalents                            676      1,188

Cash and cash equivalents at beginning of period               1,545      2,523
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 2,221      3,711
                                                             =======    =======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2000

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

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated statements of financial condition at June 30, 2000 and December 31, 1999, the unaudited consolidated statements of operations for the six and three month periods ended June 30, 2000 and 1999, the unaudited consolidated statements of stockholders' equity and comprehensive income for the six months ended June 30, 2000 and 1999 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior year balances have been reclassified to conform with the 2000 presentation.

2.  INVESTMENT IN BANKATLANTIC BANCORP, INC.
--------------------------------------------

A reconciliation of the carrying value in BankAtlantic Bancorp, Inc. ("BBC") to BBC stockholders' equity at June 30, 2000 and December 31, 1999 is as follows (dollars in thousands):

                                              June 30,    December 31,
                                                2000          1999
                                                ----          ----
          BBC stockholders' equity            $246,794       235,886
          Ownership percentage                    31.8%         31.3%
                                              --------      --------
                                                78,372        73,913
          Purchase accounting adjustments         --            (149)
                                              --------      --------
          Investment in BBC                   $ 78,372        73,764
                                              ========      ========

At June 30, 2000, the Company owned 8,296,891 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock representing 31.8% of all outstanding BBC Common Stock. At June 30, 2000, the Company's ownership of BBC Class A and Class B Common Stock was approximately 26.2% and 49.8%, respectively. The aggregate market value of the Company's investment in BBC at June 30, 2000 was approximately $59.8 million or approximately $18.6 million less than the carrying value in the financial statements. Management does not believe that there is any permanent impairment in the value of the investment in BBC.

The following are equity transactions of BBC that impact or could impact the Company's ownership percentage of BBC

     On August 17, 2000, BBC's Class A and Class B shareholders will consider and vote on a transaction which, if approved, would result in the redemption and retirement of all outstanding shares of Class B common stock, other than shares held by the Company, at a price of $6.00 per share payable in cash. The Class B common stock represents 100% of the voting rights of BBC. As a result of the transaction, which is structured as a merger, BFC Financial Corporation would be the sole holder of the Class B common stock. BBC's Class A common stock will be unaffected by the transaction and will remain outstanding. Outstanding options to purchase BBC's Class A common stock will remain exercisable for the same number of shares of BBC's Class A common stock in the surviving corporation for the same exercise price and upon the same terms as in effect before the merger. Likewise, BBC's 6-3/4% Convertible Subordinated Debentures due 2006 and 5-5/8% Convertible Subordinated Debentures due 2007 will remain convertible into the same number of shares of BBC's Class A common stock in the surviving corporation at the same conversion price and upon the same terms as in effect before the merger. All outstanding options to acquire BBC's Class B common stock will automatically be exchanged for options to acquire BBC's Class A common stock on a basis which preserves the intrinsic value of the option on the effective date of the BBC's corporate transaction. The options will otherwise be on substantially the same terms and conditions as the former options to purchase shares of BBC's Class B common stock, including vesting and term. The proposed transaction is subject to approval of BBC's Class A and Class B shareholders, receipt of all required regulatory approvals, and obtaining financing for the transaction.

     On March 1, 2000, 749,533 restricted shares of BBC's Class A common stock issued to key employees of Ryan Beck & Co., Inc. ("Ryan Beck") in connection with the acquisition of Ryan Beck were retired in exchange for the establishment of interests in the BankAtlantic Bancorp-Ryan Beck Deferred Compensation Plan ("Plan") in the aggregate amount of $7.8 million. As a result of the exchange, BBC's stockholders' equity declined by $3.2 million with a corresponding increase in other liabilities. BFC's ownership percentage of BBC, as of December 31, 1999, assumed that the shares of restricted Class A Common Stock were not outstanding.

     On May 2, 2000, BBC's Board of Directors granted, pursuant to the BankAtlantic Bancorp 1999 stock option plan, incentive stock options and non-qualifying stock options to purchase 317,500 shares of BBC's Class A common stock to selected officers and directors of BBC. The options vest in five years and expire ten years after the grant date except for options issued to non-officer directors that vested immediately and 34,064 options that vest 66 months from the grant date. The exercise price for all of the above option grants was equal to the market value of the underlying common stock at the date of grant ($3.688) except for 90,000 options that were issued at 110% of the fair market value at the date of the grant.

     On June 1, 2000 and 1999, pursuant to the February 1998 acquisition agreement under which Ryan Beck acquired Cumberland Advisors, BBC issued 55,239 and 40,968 shares of Class A common stock and made a cash payment of $210,000 and $266,000, respectively, to the former Cumberland Advisors partners. Such additional consideration was considered an adjustment to the purchase price of Cumberland Advisors and not compensation for services subsequent to the acquisition date. BBC's Class A common stock is subject to restrictions prohibiting transfers for two years.

     On July 14, 1999, BBC's Board of Directors approved the repurchase on the open market of up to 3.5 million shares of BBC's common stock. BBC's Board authorized the repurchase of common stock on a "time-to-time" basis, depending upon market conditions and subject to compliance with applicable securities laws. Pursuant to the above repurchase plan BBC paid $596,000 and $3.9 million to repurchase and retire 100,000 and 651,000 shares of Class B common stock during the three and six months ended June 30, 2000, respectively. Pursuant to a previously announced plan to repurchase shares of common stock, BBC paid $8.4 million to repurchase and retire 1,149,655 shares of Class A common stock during the six months ended June 30, 1999. There were no shares of Class A common stock repurchased during the three months ended June 30, 1999.

     During the three and six months ended June 30, 2000, 69,450 and 186,080 shares of BBC's Class B incentive and non-qualifying stock options were exercised resulting in a $299,000 and $788,000 increase in BBC's stockholders' equity.

     During the three months ended June 30, 1999, 32,340 and 18,673 of BBC's Class A and Class B incentive and non-qualifying stock options, respectively, were exercised resulting in a $260,000 increase in BBC's stockholders' equity. During the six months ended June 30, 1999, 40,954 and 22,770 of BBC's Class A and Class B incentive and non-qualifying stock options, respectively, were exercised resulting in a $328,000 increase in BBC's stockholders' equity.

3.  VENTURE CAPITAL INVESTMENTS HELD FOR PARTNERSHIPS TO BE FORMED
------------------------------------------------------------------

The Company currently intends to sponsor future limited partnerships that will provide venture capital to unaffiliated third parties. As the Company identifies an investment that it believes may be suitable for one of these partnerships, it may make an investment with the view towards placing the investment in a future partnership. Through 1999, the Company made investments of approximately $6.7 million in five unaffiliated technology entities for this purpose. During 2000, the ownership in the technology entities was transferred at the Company's cost therein to a specified asset limited partnership managed by a subsidiary. In March 2000, a total of $8.0 million in interests, including interests retained by the Company and affiliates, were sold by such partnership to accredited investors in a private offering. In April 2000, the Company received approximately $5.8 million from the partnership representing repayment of the amounts advanced plus $303,000 of interest on the advances net of the Company's $1.3 million retained investment in the partnership. The Company also received an administrative services fee and out-of pocket expenses from the partnership. In addition to the amount invested by the Company, officers, directors and affiliates of the Company invested approximately $3.9 million in the Partnership.

During the six months ended June 30, 2000, the Company made additional advances to a subsidiary of approximately $3.1 million to acquire venture capital investments in entities in the technology industry. These advances will be repaid, with interest, when the partnerships are funded. The Company's venture investments have been made in entities whose interests are not publicly traded and therefore there is no liquidity in the investments and no available quoted market value for the investments. Accordingly, the investments are carried at the Company's cost, which is believed to approximate market value.

4. VENTURE CAPITAL INVESTMENTS HELD FOR SALE
---------------------------------------------

Through 1999, the Company invested approximately $1.7 million in three entities in the retail sector. In March 2000, the Company invested $1.3 million in an affiliated limited partnership. (See Note 3.) It is anticipated that the Company will make additional investments in partnerships that it sponsors. The Company's venture investments have been made in entities whose interests are not publicly traded and therefore there is no liquidity in the investments and no available quoted market value for the investments. Accordingly, the investments are carried at the Company's cost, which is believed to approximate market value

5.  CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------

Other non-cash financing and investing activities and other supplemental cash flow items for the six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                                             June 30,
                                                             --------
                                                         2000         1999
                                                         ----         ----
   The change in stockholders' equity
     resulting from the Company's proportionate
     share of BBC's net unrealized appreciation
     (depreciation) on securities available for
      sale, net of deferred income taxes                $ 1,142       (2,755)
                                                        =======      =======
   Net  effect of BBC capital transactions,
     net of income taxes                                $  (409)        (202)
                                                        =======      =======
   Change in stockholders' equity resulting
     from the Company's net unrealized
     appreciation on securities available for sale,
     net of deferred income taxes                       $     5          147
                                                        =======      =======
   Transfers from escrow accounts to reflect
     payments on subordinated debentures                $    82          149
                                                        =======      =======
   Allowance for loss on mortgage notes                 $  --            150
                                                        =======      =======
   BBC's dividends on common stock
     declared and received in subsequent period         $  --            303
                                                        =======      =======
   Interest paid on borrowings                          $   775          479
                                                        =======      =======
   Income taxes paid                                    $    62         --
                                                        =======      =======

6. OTHER ASSETS AND OTHER LIABILITIES
-------------------------------------

Included in other liabilities at June 30, 2000 and December 31, 1999 is approximately $5.1 million of amounts owed to third parties pursuant to an agreement entered into in connection with the settlement of litigation. Such amounts owed do not bear interest. Included in other assets at December 31, 1999 was approximately $2.5 million held in escrow accounts relating to payments associated with a portion of the settlement. In January 2000, pursuant to the terms of the escrow agreement, approximately $2.5 million remaining in escrow was released to the Company and any future payments to the claimants would be paid directly by the Company. Payments are due when a claimant presents for cancellation a subordinated debenture that was cancelled upon settlements of the litigation.

7. AFFILIATED TRANSACTIONS
---------------------------

The Company received (paid) the following fees and compensation from (to) affiliated entities during the six and three months ended June 30, 2000 and 1999:
                                     Six months ended       Three Months ended
                                         June 30,               June 30,
                                         --------               --------
                                     2000        1999        2000        1999
                                     ----        ----        ----        ----
Affiliated limited partnerships:
 Administrative services          $  23,261   $  18,616   $  14,278   $   8,903
 Management fees                  $  50,904   $   1,085   $  50,723   $     542
 Organization fees                $  80,000   $    --     $    --     $    --
 Interest on advances             $ 302,511   $    --     $    --     $    --
Levitt Corporation:
 Administrative services          $  40,000   $  77,500   $  20,000   $  77,500
BankAtlantic:
 Rent                             $ (13,361)  $ (13,361)  $  (6,681)  $  (6,681)
 Administrative services          $ (18,000)  $ (18,000)  $  (9,000)  $  (9,000)

BankAtlantic is a wholly owned subsidiary of BankAtlantic Bancorp, Inc. and Levitt Corporation is a wholly owned subsidiary of BankAtlantic.

8. SEGMENT REPORTING
---------------------

The Company utilizes three reportable segments:

     o    Investment in BBC
     o    Real estate operations
     o    Other

Investment in BBC consists of the Company's ownership interest in the common stock of BBC. The Company's ownership position is carried on the equity method and the Company's ownership in BBC as of June 30, 2000 and 1999 was approximately 31.8% and 31.9% of all of the outstanding BBC Common Stock. In addition to its investment in BBC, the Company owns and manages real estate, included in the Consolidated Statements of Financial Condition as investment real estate, net and real estate held for development and sale. Investment real estate, net includes the BMOC property and a 50% interest in the Delray property. The real estate held for development and sale is the Center Port property, part of which is being developed and the remainder of which is being held for sale. Real estate operations also include mortgage notes receivable that relate to the sale of properties previously owned by the Company. Other includes venture capital investments, securities available for sale and other miscellaneous activities. The Company evaluates segment performance based on its operating profit before tax and overhead allocations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in its 1999 Annual Report. The tables below provide segment information for the six and three month periods ended June 30, 2000 and 1999 (in thousands):

Six months ended June 30, 2000
                                                   Real
                                     Investment   Estate               Consol-
                                       in BBC   Operations    Other    idated
                                       ------   ----------    -----    ------
Total revenues                        $  4,060      5,827        645     10,532
                                      ========      =====      =====     ======

Operating profit                      $  4,060      1,353        517      5,930
                                      ========      =====      =====
 Interest on mortgages payable
  and other borrowings                                                     (295)
 Employee compensation and benefits                                        (664)
 Occupancy and equipment                                                    (23)
 General and administrative, net                                           (463)
                                                                         ------
Income before income taxes                                             $  4,485
                                                                         ======
Total assets at June 30, 2000         $ 78,372      9,822      8,929     97,123
                                      ========      =====      =====     ======

Six months ended June 30, 1999
                                                   Real
                                     Investment   Estate               Consol-
                                       in BBC   Operations    Other    idated
                                       ------   ----------    -----    ------
Total revenues                        $  5,926      2,718        248      8,892
                                      ========   ========   ========   ========

Operating profit                      $  5,926      1,356        248      7,530
                                      ========      =====      =====
 Interest on subordinated
  debentures                                                               (247)
 Interest on mortgages payable
  and other borrowings                                                      (15)
 Employee compensation and benefits                                        (589)
 Occupancy and equipment                                                    (30)
 General and administrative, net                                           (395)
                                                                       --------
Income before income taxes                                             $  6,254
                                                                       ========

Total assets at June 30, 1999         $ 75,078     11,645      8,700     95,423
                                      ========   ========   ========   ========

Three months ended June 30, 2000
                                                   Real
                                     Investment   Estate               Consol-
                                       in BBC   Operations    Other    idated
                                       ------   ----------    -----    ------
Total revenues                        $  1,672      3,199        158      5,029
                                      ========   ========   ========   ========

Operating profit                      $  1,672        749         30      2,451
                                      ========      =====      =====
 Interest on mortgages payable
  and other borrowings                                                      (99)
 Employee compensation and benefits                                        (340)
 Occupancy and equipment                                                    (15)
 General and administrative, net                                            (94)
                                                                       --------
Income before income taxes                                             $  1,903
                                                                       ========

Total assets at June 30, 2000         $ 78,372      9,822      8,929     97,123
                                      ========   ========   ========   ========

Three months ended June 30, 1999
                                                   Real
                                     Investment   Estate               Consol-
                                       in BBC   Operations    Other    idated
                                       ------   ----------    -----    ------
Total revenues                        $  3,181        708        165      4,054
                                      ========   ========   ========   ========

Operating profit                      $  3,181        231        165      3,577
                                      ========      =====      =====
 Interest on subordinated
  debentures                                                               (125)
 Interest on mortgages payable
  and other borrowings                                                       (7)
 Employee compensation and benefits                                        (290)
 Occupancy and equipment                                                    (14)
 General and administrative, net                                           (183)
                                                                       --------
Income before income taxes                                             $  2,958
                                                                       ========

Total assets at June 30, 1999         $ 75,078     11,645      8,700     95,423
                                      ========   ========   ========   ========

9. EARNINGS PER SHARE
---------------------

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the six and three month periods ended June 30, 2000 and 1999 (in thousands, except per share data):


                                        Six months ended   Three months ended
                                            June 30,            June 30,
                                            --------            --------
                                         2000      1999      2000      1999
                                       ------    ------    ------    ------
    Basic Numerator:
    Net income available
     for common shareholders           $2,950     3,863     1,366     1,943
                                       ======    ======    ======    ======

    Basic Denominator
    Weighted average shares
     outstanding                        7,957     7,957     7,957     7,957
                                       ======    ======    ======    ======

    Basic earnings per share           $  .37       .49       .17       .24
                                       ======    ======    ======    ======

    Diluted Numerator:
    Dilutive net income available
     to common shareholders            $2,950     3,863     1,366     1,943
                                       ======    ======    ======    ======

    Diluted Denominator
    Basic weighted average shares
     outstanding                        7,957     7,957     7,957     7,957
    Options                               559       937       549       896
                                       ------    ------    ------    ------
    Diluted weighted average shares
     outstanding                        8,516     8,894     8,506     8,853
                                       ======    ======    ======    ======

    Diluted earnings per share         $  .35       .43       .16       .22
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

                   BFC Financial Corporation and Subsidiaries
                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition

General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company that owns in the aggregate approximately 31.8% of the outstanding BankAtlantic Bancorp, Inc. ("BBC") common stock. BBC is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic") by virtue of its ownership of 100% of the outstanding BankAtlantic common stock.

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

Results of Operations

The Company's basic and diluted earnings per share were $0.17 and $0.16 for the quarter ended June 30, 2000, compared to basic and diluted earnings per share of $0.24 and $0.22 for the comparable period in 1999.

The Company's basic and diluted earnings per share were $0.37 and $0.35 for the six months ended June 30, 2000, compared to $0.49 and $0.43 for the comparable period in 1999.

For the three months ended June 30, 2000, the Company reported net income of approximately $1.4 million as compared to net income of approximately $1.9 million for the comparable period in 1999.

For the six months ended June 30, 2000, the Company reported net income of approximately $2.9 million as compared to net income of approximately $3.9 million for the comparable period in 1999.

Increases (decreases) in revenues for the six and three month periods ended June 30, 2000, as compared to the comparable periods in 1999 were as follows (in thousands):

                                            Six months ended June 30,     Three months ended June 30,
                                            -------------------------     ---------------------------
                                            2000      1999    Change       2000      1999    Change
                                           -------   -------   -------    -------   -------   -------
 Interest on mortgage notes and
  related receivables                      $   857       173       684        247        60       187
 Interest and dividends on securities
  available for sale and escrow accounts        98       107        (9)        49        51        (2)
 Sale of real estate                         4,809     1,072     3,737      2,729       243     2,486
 Earnings on real estate rental
  operations, net                              445       587      (142)       208       265       (57)
 Earnings from real estate
  limited partnerships                        --         847      (847)      --          87       (87)
 Income related to real estate held
  for development and sale, net                 74        12        62         52         1        51
 Equity in earnings of BBC                   4,060     5,926    (1,866)     1,672     3,181    (1,509)
 Other income                                  189       168        21         72       166       (94)
                                           -------   -------   -------    -------   -------   -------
                                           $10,532     8,892     1,640      5,029     4,054       975
                                           =======   =======   =======    =======   =======   =======


Interest on mortgage notes and related receivables increased for the six months ended June 30, 2000 as compared to the same period in 1999 primarily due to an increase in interest earned of approximately $383,000 relating to real estate held for development and sale and approximately $303,000 of interest received from an affiliate in connection with amounts advanced for venture capital investments acquired for partnerships from the date they were made until contributed to an affiliated limited partnership in March 2000. Interest on mortgage notes and related receivables increased for the three months ended June 30, 2000 as compared to the same period in 1999 due to an increase in interest earned of approximately $187,000 relating to real estate held for development and sale.

During the six months ended June 30, 2000, the Company sold two buildings that it had constructed on approximately 2 acres and approximately 11 acres at the Center Port property to unaffiliated third parties for approximately $4.8 million. The Company recognized a net gain from the sale of real estate of approximately $795,000. During the quarter ended June 30, 2000, the Company sold 11 acres at the Center Port property to unaffiliated third parties for approximately $2.7 million. The Company recognized a net gain from the sale of real estate of approximately $511,000. During the six months ended June 30, 1999, the Company sold approximately 5 acres of the Center Port property to an unaffiliated third party for approximately $1.1 million. The Company recognized a net gain from the sale of the real estate of approximately $324,000. During the quarter ended June 30, 1999, the Company sold approximately 1 acre of the Center Port property to an unaffiliated third party for approximately $243,000. The Company recognized a net gain from the sale of the real estate of approximately $74,000.

Earnings on real estate rental operations, net decreased for the six and three month periods ended June 30, 2000 as compared to the same periods in 1999 primarily due to a 1999 payment received for the cancellation of a lease and an increase in 2000 of repair and maintenance expenses at the Company's Burlington Manufacturers Outlet Center.

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

BBC's net income available for common shareholders for the six and three month periods ended June 30, 2000 and 1999 are summarized below (in thousands):

                                    For the six months    For the three months
                                      ended June 30,        ended June 30,
                                      --------------        --------------
                                      2000       1999       2000       1999
                                      ----       ----       ----       ----
  Income from continuing
   operations                        $ 8,684     16,800      5,003      8,629
  Income  from discontinued
   operations net of income taxes        259        801        259        801
  Extraordinary item                   3,466       --         --         --
                                     -------    -------    -------    -------
  Net income                         $12,409     17,601      5,262      9,430
                                     =======    =======    =======    =======

The Company's equity in the earnings of BBC for the six and three month periods ended June 30, 2000 and 1999 was approximately $4.1 million and $5.9 million, respectively. The Company's equity in earnings of BBC for the quarter ended June 30, 2000 and 1999 was approximately $1.7 million and $3.2 million, respectively.

The decrease in equity in earnings of BBC for the six and three month periods ended June 30, 2000 as compared to the same periods in 1999 was primarily due to a decrease in earnings by BBC. BBC's net income from continuing operations decreased by 48% and 42% during the six and three month periods ended June 30, 2000 as compared to the same periods in 1999, respectively. The primary reasons for BBC's decline were related to the following items:

     o higher compensation expense from expanded investment banking operations, the acquisition of Levitt and Sons and new banking products,
     o a significant increase in other real estate expenses resulting from Levitt and Sons during 2000 which were not included during 1999,
     o increased occupancy expenses associated with repairs and maintenance on bank branches, data processing services and maintenance contracts associated with ATM operations,
     o lower gains on sales of securities available for sale net of write-downs,
     o    an unrealized loss on syndication loan,
     o lower gains on the sale of property and equipment resulting from a $1.5 million gain on the sale of a branch facility during 1999,
     o a decline in income from foreclosed asset activity, net reflecting the sale of a REO property during 1999 for a $1.4 million gain,
     o a substantial increase in advertising costs due to the acquisition of Levitt and Sons and promotions of new deposit and loan products,
     o higher other expenses excluding Ryan Beck and real estate operations primarily associated with consulting fees related to technology investments and
     o a decrease in net interest income due to a decline in the net interest margin reflecting a rising interest rate environment which began in July 1999.

The above reductions in BBC's income from continued operations were partially offset by:

     o an improvement in the provision for loan losses resulting from a decline in small business and indirect consumer loan charge-offs,
     o    a significant increase in Ryan Beck non-interest income,
     o an increase in gains on sales of real estate held for sale due to the Levitt and Sons acquisition, and
     o a $651,000 decline in the deferred tax asset valuation allowance due to gains on the sale of real estate from Levitt Corporation and the related decrease in the provision for income taxes.

The decline in BBC's income from continuing operations for the six months ended June 30, 2000 were related to the items discussed above along with an increase in the provision for loan losses attributed to charge-offs and delinquency trends in the small business and indirect consumer loan portfolios.

BBC's income from discontinued operations for the three and six months ended June 30, 2000 was $259,000 compared to $801,000, net of income taxes, respectively for the same 1999 periods. BBC's income from discontinued operations during the three and six months ended June 30, 2000 resulted from the sale of a building used in the mortgage servicing operations. BBC's income from discontinued operations during the three and six months ended June 30, 1999 resulted primarily from slower loan repayments than originally estimated which were the result of rising residential loan interest rates during the period.

BBC's extraordinary item resulted from the early extinguishment of debt. On February 29, 2000, BBC repurchased $25 million aggregate principal amount of its 5 5/8% convertible subordinated debentures for $18.75 million. Included in BBC's extraordinary item was $250,000 of offering costs and a $673,000 writeoff of unamortized issuance costs.

The Company's ownership in BBC at June 30, 2000 and 1999 was approximately 31.8% and 31.9%, respectively, of all outstanding BBC Common Stock. The following table provides information regarding the Company's ownership interest in BBC at the dates indicated:

                                 BBC          BBC
                                Class A      Class B
                                Common       Common       Total
                                Stock        Stock      Outstanding
                                -----        -----      -----------
         June 30, 1999          25.8%        47.0%        31.9%
         June 30, 2000          26.2%        49.8%        31.8%

Other income decreased for the three months ended June 30, 2000 as compared to the same period in 1999 primarily as a consequence of proceeds received during the 1999 quarter relating to advances due from an affiliate which were written-off in prior years.

Increases (decreases) in the Company's expenses for the six and three month periods ended June 30, 2000, as compared to the comparable periods in 1999 were as follows (in thousands):

                                       Six months ended June 30,   Three months ended June 30,
                                       -------------------------   ---------------------------
                                         2000     1999   Change      2000     1999   Change
                                       ------   ------   ------    ------   ------   ------
Interest on subordinated debentures    $ --        247     (247)     --        125     (125)
Interest on mortgages payable
 and other borrowings                     750      479      271       326      240       86
Cost of sale of real estate             4,014      748    3,266     2,218      169    2,049
Allowance for loss on mortgage notes     --        150     (150)     --         75      (75)
Employee compensation and benefits        664      589       75       340      290       50
Occupancy and equipment                    23       30       (7)       15       14        1
General and administrative, net           596      395      201       227      183       44
                                       ------   ------   ------    ------   ------   ------
                                       $6,047    2,638    3,409     3,126    1,096    2,030
                                       ======   ======   ======    ======   ======   ======

No interest was paid on subordinated debentures in 2000 due the redemption in November 1999 of the Company's outstanding Subordinated Debentures at a price equal to 100% of the principal amount plus accrued interest.

Interest on mortgage payables and other borrowings increased for the six and three month periods ended June 30, 2000 as compared to the same periods in 1999 primarily due to an increase in average borrowings outstanding.

The Company recorded an allowance for loss on mortgage notes due from affiliated limited partnerships of approximately $75,000 for each of the quarters ended June 30, 1999 and March 31, 1999. This allowance for mortgage notes was based upon management's determination regarding the net carrying value of the loans and the estimated fair value of the underlying loan collateral.

Employee compensation and benefits increased for the six and three month periods ended June 30, 2000 as compared to the same periods in 1999 primarily due to an increase in levels of compensation.

General and administrative, net increased for the six and three month periods ended June 30, 2000 as compared to the same periods in 1999 primarily due to an increase in venture expenses and legal fees associated with the ABC litigation. This increase was partially offset with a decrease in intangible taxes.

Financial Condition

The Company's total assets at June 30, 2000 and December 31, 1999 were $97.1 million and $96.7 million, respectively. The majority of the difference at June 30, 2000 as compared to December 31, 1999 was due to an increase in the investment in BBC. This increase was offset in part by decreases in venture capital investments and other assets.

Investment in BBC increased by $4.6 million due to equity in earnings of BBC of approximately $4.1 million and a decrease in net unrealized depreciation on securities available for sale of approximately $1.9 million. This increase was offset in part by the net effect of BBC capital transactions of approximately $667,000 and dividends of approximately $644,000.

The decrease in other assets of approximately $2.4 million was primarily attributable to the release to the Company of funds previously held in escrow relating to the Subordinated Debentures. In January 2000, in accordance with the terms of the escrow agreement, approximately $2.5 million remaining in escrow was released to the Company.

Through 1999, the Company made investments of approximately $6.7 million in five unaffiliated technology entities for this purpose. During 2000, the ownership in the technology entities was transferred at the Company's cost therein to a specified asset limited partnership managed by a subsidiary. In March 2000, a total of $8.0 million in interests, including interests retained by the Company and affiliates, were sold by such partnership to accredited investors in a private offering. In April 2000, the Company received approximately $5.8 million from the partnership representing repayment of the amounts advanced plus $303,000 of interest on the advances net of the Company's $1.3 million retained investment in the partnership. The Company also received an administrative services fee and out-of pocket expenses from the partnership. In addition to the amount invested by the Company, officers, directors and affiliates of the Company invested approximately $3.9 million in the Partnership.

During the six months ended June 30, 2000, the Company made additional advances to a subsidiary of approximately $3.1 million to acquire venture capital investments in entities in the technology industry. These advances will be repaid, with interest, when the partnerships are funded.

The Company's total liabilities at June 30, 2000 and December 31, 1999 were $34.5 million and $37.8 million, respectively. The decrease of approximately $3.3 in total liabilities at June 30, 2000 as compared to December 31, 1999 primarily resulted from a decrease in mortgage payables and other borrowings of approximately $5.1 million. This decrease was offset in part with an increase in deferred income taxes of approximately $2.0 million.

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuation that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is equity risk through its investment in BBC. The Company also bears a market risk in its venture capital investments.

Equity Price Risk

The Company's primary equity investment is its investment in BBC. This investment was entered into for purposes other than trading purposes. Since this investment is carried using the equity method of accounting, changes in the market price of BBC stock would not have a direct impact on the Company's financial statements, however, a change in the market price could likely have an impact on the investment community's view of the Company. The following table shows changes in the market value of the Company's investment in BBC at June 30, 2000 based on percentage changes in market price. Actual future price changes may be different from the changes identified in the table below (in thousands):

                            Percent
                           Change In            Market
                          Market Price          Value
                          ------------          -----
                            20.00%             $71,713
                            10.00%              65,737
                             0.00%              59,761
                           (10.00)%             53,785
                           (20.00)%             47,809

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

BBC maintains a portfolio of trading and available for sale securities which subjects BBC to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of BBC's securities sold not yet purchased, trading and available for sale securities at June 30, 2000 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.


                                    Available      Securities      Total
   Percent            Trading        for Sale       Sold Not       Dollar
  Change in          Securities     Securities        Yet         Change from
  Fair Value         Fair Value     Fair Value     Purchased         0%
  ----------         ----------     ----------     ---------       -------
     20 %             $20,155        $31,622        $   460        $ 8,726
     10 %              18,476         28,987            421          4,363
     -  %              16,796         26,352            383              0
    (10)%              15,116         23,717            345         (4,353)
    (20)%              13,437         21,082            306         (8,706)

Ryan Beck is a market maker in equity securities that could from time to time require them to hold securities during declining markets. BBC attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of BBC's overall asset and liability management process.

Interest Rate Risk

The majority of BBC's assets and liabilities are monetary in nature subjecting BBC to significant interest rate risk. During 1998, BBC began trading government securities which are generally bought and sold on the same day. During the second quarter of 1999, BBC's trading activities were expanded beyond trading in government securities to trading in options and futures on Eurodollar time deposits which expire in six months or less. Eurodollar time deposits are indexed to the LIBOR. During the six months ended June 30, 2000 BBC has entered into interest rate swap contracts to change fixed rate time deposits to floating rate borrowings.

BBC has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring BBC's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 2000 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were BBC's:

     o    loan portfolio,
     o    debt securities available for sale,
     o    investment securities,
     o    FHLB stock,
     o    Federal Funds sold,
     o    government securities,
     o    Eurodollar time deposit options and futures
     o    deposits, including brokered deposits and public funds,
     o    advances from FHLB,
     o    securities sold under agreements to repurchase,
     o    Federal Funds purchased,
     o    Notes and Bonds payable
     o    Subordinated Debentures and investment notes,
     o    Trust Preferred Securities,
     o    Interest rate swaps, and
     o    Off-balance sheet loan commitments.

BBC has fixed rate loan commitments aggregating $40.1 million at June 30, 2000.

The model calculates the net potential gains and losses in net portfolio fair value by:

       (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at June 30, 2000,
       (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and
       (iii) the difference between the fair value calculated in (i) and (ii) is the potential gain or loss in net portfolio fair values.

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

Presented below is an analysis of BBC's interest rate risk at June 30, 2000 as calculated utilizing the BBC's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.


                                                     Net Portfolio
                Changes             Value              Dollar
                in Rate            Amount              Change
                -------            ------              ------
                                         (In thousands)
                                         --------------
               +200 bp            $ 133,991           $(101,641)
               +100 bp            $ 188,910           $ (46,722)
                  0 bp            $ 235,632           $       0
               (100) bp           $ 280,058           $  44,426
               (200) bp           $ 272,897           $  37,265

In preparing the above table, BBC makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

     o    loan prepayment rates,
     o    deposit decay rates,
     o market values of certain assets under the representative interest rate scenarios, and
     o    repricing of certain deposits and borrowings.

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

Liquidity and Capital Resources

The primary sources of funds to the Company for the six months ended June 30, 2000 were return of amounts previously held in escrow for called Subordinated Debentures, interest received on advances to an affiliate in connection with real estate held for development and sale, revenues from property operations, principal reduction on loan receivables and dividends from BBC and fees and interest received upon formation of an affiliated partnership. These funds were primarily utilized to invest in venture capital technology entities, reduce mortgage payable and other borrowings and to fund operating expenses and general and administrative expenses.

In January 2000, in accordance with the terms of the escrow agreement entered into in connection with litigation settlements, approximately $2.5 million remaining in escrow to fund future payments associated with the called Subordinated Debenture was released to the Company. Any future payments associated with these settlements will be paid from the Company's working capital. Payments are made only when a claimant presents for cancellation the subordinated debenture that was cancelled upon settlements of litigation. At June 30, 2000, there was approximately $5.1 million remaining that could be presented for payment. The Company is not obligated to pay interest on this amount.

As previously indicated the Company holds approximately 31.8% of all outstanding BBC Common Stock. The payment of dividends by BBC is subject to declaration by BBC's Board of Directors and will depend upon, among other things, the results of operations, financial condition and cash requirements of BBC and the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. Currently, BBC pays a quarterly dividend of $.0253 and $.023 per share for Class A and Class B Common Stock, respectively.

At June 30, 2000, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 7.47%, 10.98% and 12.24%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a "well-capitalized" institution.

Cash Flows

A summary of the Company's consolidated cash flows is as follows (in thousands):

                                                     Six months ended
                                                         June 30,
                                                         --------
       Net cash provided by (used in) :              2000        1999
                                                     ----        ----
         Operating activities                       $ 5,550      (2,440)
         Investing activities                           266       1,259
         Financing activities                        (5,140)      2,369
                                                    -------     -------
           Increase in cash and cash equivalents    $   676       1,188
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

                           PART II - OTHER INFORMATION

Item 1 through 5. - Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

     a)   Index to Exhibits:

          27.  Financial data schedule for the six months ended June 30, 2000.

     b) No report on Form 8-K was filed during the three months ended June 30, 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BFC FINANCIAL CORPORATION



Date:     August 7, 2000         By:      /s/  Alan B. Levan
                                      -----------------------------------------
                                      Alan B. Levan, President



Date:     August 7, 2000         By:      /s/  Glen R. Gilbert
                                      -----------------------------------------
                                      Glen R. Gilbert, Executive Vice President
                                          Chief Accounting Officer and
                                          Chief Financial Officer