Form 10-Q
period 2000-09-30
BFC FINANCIAL CORP
filed 2000-11-13
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2000


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


PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements:

                        Consolidated Statements of Financial Condition as of September 30, 2000 and December 31, 1999 - Unaudited

                        Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 - Unaudited

                        Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 2000 and 1999 - Unaudited

                        Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 - Unaudited

                        Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II.                OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                    September 30, 2000 and December 31, 1999
                        (In thousands, except share data)
                                   (Unaudited)

                                         Assets
                                                                              2000            1999
                                                                              ----            ----
Cash and due from depository institutions                                $    82,389           1,545
Federal Funds sold and securities purchased under resell agreements            3,318            --
Tax certificates and other securities held to maturity                       396,878           8,408
Loans receivable, net                                                      2,674,431           1,325
Loan held for sale, net                                                       77,248            --
Securities available for sale, at market value                               763,786             255
Trading securities, at market value                                           25,879            --
Accrued interest receivable                                                   40,902            --
Real estate held for development and sale and joint ventures                 157,349           1,840
Real estate owned, net                                                        10,925           5,803
Office properties and equipment, net                                          59,086              90
Federal Home Loan Bank stock, at cost which approximated market value         49,988            --
Deferred income tax asset (liability), net                                    14,116            --
Cost over fair value of net assets acquired                                   50,898            --
Investment in BankAtlantic Bancorp, Inc. ("BBC")                                --            73,764
Other assets                                                                  26,104           3,715
                                                                         -----------     -----------
     Total assets                                                        $ 4,433,297          96,745
                                                                         ===========     ===========

                      Liabilities and Stockholders' Equity

Deposits                                                                 $ 2,186,728            --
Advances from FHLB                                                           979,749            --
Federal Funds purchased                                                       13,500            --
Securities sold under agreements to repurchase                               623,795            --
Subordinated debentures, notes and bonds payable                             240,144          18,253
Guaranteed preferred beneficial interests in BBC's
 Junior Subordinated Debentures                                               74,750            --
Advances by borrowers for taxes and insurance                                 11,022            --
Deferred income tax liability                                                   --            13,594
Other liabilities                                                             89,017           5,933
                                                                         -----------     -----------
Total liabilities                                                          4,218,705          37,780

Minority interest                                                            148,168            --

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                --              --
Class A common stock of $.01 par value, authorized 20,000,000
  shares; issued and outstanding 6,454,494 in 2000 and 1999                       58              58
Class B common stock, of $.01 par value; authorized 20,000,000
  shares; issued and outstanding 2,354,907 in 2000 and 1999                       21              21
Additional paid-in capital                                                    25,915          25,890
Retained earnings                                                             42,428          38,086
                                                                         -----------     -----------
 Total stockholders' equity before
  accumulated other comprehensive loss                                        68,422          64,055

Accumulated other comprehensive loss - net unrealized
  depreciation on securities available for sale of the
  Company and BBC, net of deferred income taxes                               (1,998)         (5,090)
                                                                         -----------     -----------

 Total stockholders' equity                                                   66,424          58,965
                                                                         -----------     -----------

     Total liabilities and stockholders' equity                          $ 4,433,297          96,745
                                                                         ===========     ===========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
     For the three and nine month periods ended September 30, 2000 and 1999
                     (In thousands, except per share data)
                                   (Unaudited)

                                                                    Three months ended       Nine months ended
                                                                      September 30,            September 30,
                                                                      -------------            -------------
                                                                      2000         1999        2000         1999
                                                                      ----         ----        ----         ----
Interest income:
 Interest and fees on loans and leases                              $ 62,483          992     183,188        1,165
 Interest on banker's acceptances                                        212         --           699
 Interest and dividends on securities available for sale              12,346           66      39,018          173
 Interest and dividends on tax certificates and other
  securities held to maturity and trading securities                  10,293         --        20,754         --
                                                                    --------     --------    --------     --------
Total interest income                                                 85,334        1,058     243,659        1,338
                                                                    --------     --------    --------     --------
Interest expense:
 Interest on deposits                                                 24,070         --        66,175         --
 Interest on advances from FHLB                                       15,158         --        46,698         --
 Interest on securities sold under agreements
  to repurchase and federal funds purchased                           10,317         --        24,306         --
 Interest on subordinated debentures, guaranteed
  preferred interest in BBC's Junior Subordinated
  Debentures and notes and bonds payable                               7,908          407      22,179        1,133
 Capitalized interest                                                 (1,400)        --        (4,926)        --
                                                                    --------     --------    --------     --------
Total interest expense                                                56,053          407     154,432        1,133
                                                                    --------     --------    --------     --------
Net interest income                                                   29,281          651      89,227          205
Provision for loan losses                                              6,696           75      22,016          225
                                                                    --------     --------    --------     --------
Net interest income (loss) after provision for loan losses            22,585          576      67,211          (20)
                                                                    --------     --------    --------     --------
Non-interest income:
 Loan late fees and other loan income                                    981         --         3,088         --
 Losses on loans held for sale, net of write down                       (144)        --          (433)        --
 Gain on sales of property and equipment, net                           --           --           240         --
 (Losses) gains on sales of securities available for sale,
   net of write down                                                      (8)        --           223         --
 Trading securities (losses) gain                                        (16)        --             5         --
 Gains on sales of real estate and joint venture activities, net       5,731          766      12,284        1,090
 Levitt Corp. utility expansion receivable                              --           --         4,265         --
 Ryan, Beck Principal transactions                                     2,993         --        11,994         --
 Ryan, Beck Investment banking                                         1,314         --         6,353         --
 Ryan, Beck Commissions                                                4,875         --        16,539         --
 Equity in earnings of BBC                                              --          3,187        --          9,113
 Transaction fees                                                      3,351         --         9,823         --
 ATM fees                                                              2,827         --         8,060         --
 Other                                                                 1,663          320       5,179        1,934
                                                                    --------     --------    --------     --------
Total non-interest income                                             23,567        4,273      77,620       12,137
                                                                    --------     --------    --------     --------
Non-interest expense:
 Employee Compensation / benefits excluding
  Ryan, Beck and Levitt Corp.                                         11,884          298      34,553          887
 Compensation in connection with corporate merger                      1,320         --         1,320         --
 Employee Compensation / benefits for Ryan, Beck and Levitt Corp       9,583         --        30,800         --
 Occupancy and equipment                                               6,965           13      19,934           43
 Advertising and promotion                                             1,953         --         6,089         --
 Foreclosed asset activity, net                                           24         --           299         --
 Amortization of cost over fair value of net assets acquired           1,018         --         3,058         --
 Other excluding Ryan, Beck and Levitt Corp.                           5,885          129      16,956          524
 Other - Ryan, Beck and Levitt Corp.                                   4,515         --        14,813         --
                                                                    --------     --------    --------     --------
Total non-interest expense                                            43,147          440     127,822        1,454
                                                                    --------     --------    --------     --------
Income before income taxes, minority interest,
  extraordinary items and discontinued operations                      3,005        4,409      17,009       10,663
 Provision for income taxes                                            2,107        1,614       8,536        4,005
 Minority interest in income of consolidated subsidiary                3,637         --        11,987         --
                                                                    --------     --------    --------     --------
(Loss) income from continuing operations
 before discontinued operations and extroardinary items               (2,739)       2,795      (3,514)       6,658
Income from discontinued operations, net of taxes                        165         --           424         --
                                                                    --------     --------    --------     --------
(Loss) income before extraordinary items                              (2,574)       2,795      (3,090)       6,658
Extraordinary items, net of taxes                                      3,966          113       7,432          113
                                                                    --------     --------    --------     --------
Net income                                                          $  1,392        2,908       4,342        6,771
                                                                    ========     ========    ========     ========


Basic (loss) earnings per share from continuing operations          $  (0.34)        0.35       (0.44)        0.84
Basic earnings per share from discontinued operations                   0.02         --          0.05         --
Basic earnings per share from extraordinary items                       0.50         0.01        0.94         0.01
                                                                    --------     --------    --------     --------
Basic earnings per share                                            $   0.18         0.36        0.55         0.85
                                                                    ========     ========    ========     ========

Diluted (loss) earnings per share from continuing operations        $  (0.32)        0.32       (0.41)        0.75
Diluted earnings per share from discontinued operations                 0.02         --          0.05         --
Diluted earnings per share from extraordinary items                     0.46         0.01        0.87         0.01
                                                                    --------     --------    --------     --------
Diluted earnings per share                                          $   0.16         0.33        0.51         0.76
                                                                    ========     ========    ========     ========
Basic weighted average shares outstanding                              7,957        7,957       7,957        7,957
                                                                    ========     ========    ========     ========

Diluted weighted average shares outstanding                            8,492        8,780       8,508        8,858
                                                                    ========     ========    ========     ========


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
              For the nine months ended September 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)
                                                                                                           Net
                                                                                                        Unrealized
                                                                                                       Appreciation
                                                                                Addi-                 (Depreciation)
                                           Compre-       Class A    Class B     tional                 on Securities
                                           hensive       Common      Common    Paid-in      Retained     Available
                                           income        Stock       Stock     Capital      Earnings     for Sale      Total
                                           ------        -----       -----     -------      --------     --------      -----
Balance,
 December 31, 1998                                      $    58          21      26,095       30,660         797       57,631
Comprehensive income
  Net income                               $ 6,771         --          --          --          6,771        --          6,771
                                           -------
  Other comprehensive loss,
   net of tax:
    Change in unrealized losses on
     securities available for sale          (3,807)        --          --          --           --          --           --
     Reclassification adjustment
      for net gains included
      in net income                           (297)        --          --          --           --          --           --
                                           -------
  Other comprehensive loss                  (4,104)        --          --          --           --          --           --
                                           -------
Comprehensive income                       $ 2,667         --          --          --           --          --           --
                                           =======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                     --          --           (52)        --          --            (52)
Change in  net unrealized appreciation
 (depreciation)  on securities
 available for sale-net of
 deferred  income taxes                                    --          --          --           --        (4,104)      (4,104)
                                                        -------     -------     -------      -------     -------      -------
Balance at  September 30, 1999                          $    58          21      26,043       37,431      (3,307)      60,246
                                                        =======     =======     =======      =======     =======      =======

Balance at
 December  31, 1999                                     $    58          21      25,890       38,086      (5,090)      58,965
 Net income                                $ 4,342         --          --          --          4,342        --          4,342
                                           -------
 Other comprehensive income,
   net of tax:
   Change in unrealized gains on
    securities available for sale            3,552         --          --          --           --          --           --
    Reclassification adjustment
     for net gains  included
     in net income                            (460)        --          --          --           --          --           --
                                           -------
 Other comprehensive income                  3,092         --          --          --           --          --           --
                                           -------
Comprehensive income                       $ 7,434         --          --          --           --          --           --
                                           =======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                     --          --            25         --          --             25
Change in net unrealized
 appreciation (depreciation)  on
 securities available for sale-net of
 deferred  income taxes                                    --          --          --           --         3,092        3,092
                                                        -------     -------     -------      -------     -------      -------
Balance at September 30, 2000                           $    58          21      25,915       42,428      (1,998)      66,424
                                                        =======     =======     =======      =======     =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)

                                                                               September 30,
                                                                               -------------
                                                                            2000           1999
                                                                            ----           ----
Operating activities:
(Loss) income from continuing operations                               $    (3,514)         6,658
Income from discontinued operations, net of taxes                              424           --
Extraordinary items, net of taxes                                            7,432            113
Adjustments to reconcile net income to net
 cash (used in) provided by operating  activities:
Provision for loan losses                                                   22,016            225
Provision for losses on real estate owned                                       80           --
Depreciation, amortization and accretion, net                               10,446            363
Equity in earnings of BankAtlantic Bancorp, Inc. ("BBC")                      --           (9,113)
Minority interest in income of consolidated subsidiary                      11,987           --
Write-off of deferred offering costs                                         1,314           --
Decrease in deferred tax asset, net                                            768          4,025
Trading account gains                                                           (5)          --
Proceeds from sales of trading securities                                        5           --
Increase in trading securities owned - Ryan Beck                            (2,568)          --
Losses on sales of real estate owned                                            82           --
Change in real estate inventory                                             (1,230)          (235)
Gains on sales of securities available for sale                             (1,003)          --
Write-down of securities available for sale                                    780           --
Loans held for sale valuation allowance                                        557           --
Gains on sales of property and equipment                                      (240)          --
Proceeds from sales of loans held for sale                                  42,730           --
Funding of loans held for sale                                             (28,093)          --
Loans purchased, classified as held for sale                               (92,707)          --
Compensation in connection with corporate merger                             1,320           --
Gain on sales of loans held for sale                                          (124)          --
Provision for tax certificates losses                                          675           --
Increase in accrued interest receivable                                    (10,307)          --
Equity in earnings of unconsolidated real estate
 joint ventures                                                             (1,096)          (847)
Proceeds from escrow for called debenture liability                          2,455           --
Decrease (increase) in other assets                                          3,549           (468)
Increase in other liabilities                                               17,574            343
                                                                       -----------    -----------
Net cash (used in) provided by operating activities                        (16,693)         1,064

Investing activities:
Common stock dividends received from BBC                                      --              914
Proceeds from redemption and maturities of tax certificates                 85,972           --
Principal pay-down on mortgage-backed securities
 held to maturity                                                           10,360           --
Purchases of tax certificates and other securities                        (136,766)        (7,450)
Proceeds from sales of securities available for sale                        89,810              8
Principal collected on securities available for sale                       135,456           --
Purchases of securities available for sale                                 (81,986)          --
Purchases of mortgage-backed securities held to maturity                  (235,458)          --
Proceeds from sales of FHLB stock                                           14,627           --
FHLB stock acquired                                                         (8,205)          --
Principal reduction on loans                                               802,444            107
Loan fundings for portfolio                                               (661,744)          --
Loans purchased for portfolio                                             (172,445)          --
Proceeds from maturities of banker's acceptances                             8,742           --
Purchases of banker's acceptances                                           (2,898)          --
Proceeds from sales of real estate owned                                     3,711           --
Cost of equipment acquired for lease                                       (41,864)          --
Additions to office property and equipment                                  (8,816)          --
Proceeds from sales of property and equipment                                  422           --
Improvements to real estate owned                                             (226)           (94)
Investment in and advances to joint ventures, net                           (3,226)          --
Acquisition, net of cash acquired                                             (222)
Other                                                                           56             40
                                                                       -----------    -----------
Net cash used in investing activities                                     (202,256)        (6,475)

Financing activities:
Net increase in deposits                                                   101,567           --
Interest credited to deposits                                               57,269           --
Repayment of FHLB advances                                              (1,182,441)          --
Proceeds from FHLB advances                                              1,064,004           --
Net increase in securities sold under agreements to repurchase             200,572           --
Net increase in federal funds purchased                                      7,600           --
Repayment of notes payable                                                 (53,080)        (4,307)
Increase in notes payable                                                   62,306          8,079
Retirement of subordinated debentures                                      (50,786)          --
Issuance of investment notes                                                34,678           --
Proceeds received upon exercise of employee stock options                    2,169           --
Payments to acquire and retire BBC common stock                             (4,363)          --
Payments to acquire and retire publicly held BBC Class B
 Common Stock                                                              (33,050)          --
Common stock dividends paid to other
 shareholders (excluding BFC)                                               (2,144)          --
Receipts of advances by borrowers for taxes and insurance                    8,427           --
                                                                       -----------    -----------
Net cash provided by financing activities                                  212,728          3,772
                                                                       -----------    -----------
Decrease in cash and cash equivalents                                       (6,221)        (1,639)
Cash and cash equivalents at beginning of period                             1,545           --
Cash resulting from consolidation of BBC                                    90,383          2,523
                                                                       -----------    -----------
Cash and cash equivalent at end of period                              $    85,707            884
                                                                       ===========    ===========

Supplementary disclosure and non-cash investing and
 financing activities:
Interest paid on borrowings and deposits                               $   157,727          2,999
Income taxes paid                                                            2,466           --
Loans transferred to real estate owned                                       5,204           --
Commercial non-mortgage loans held for investment transferred
 to held for sale                                                          123,868           --
Residential loans held for sale transferred to held for investment         221,757           --
Loan charge-offs                                                            20,027           --
Tax certificate charge-offs, net                                               458           --
Change in stockholders' equity resulting from  the Company's proportionate share of BBC's net unrealized  appreciation
 (depreciation) on securities available for sale, net of
 deferred income taxes                                                       3,099         (4,199)
Change in stockholders' equity resulting from  the Company's net unrealized  (depreciation) appreciation on securities
 available for sale, net of deferred income taxes                               (7)            95
Net effect of BBC capital transactions, net of deferred income taxes            25            (52)
Loan securitization                                                         58,491           --



     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2000

1.   Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by BFC Financial Corporation (the "Company" or "BFC") in accordance with the accounting policies described in its 1999 Annual Report and should be read in conjunction with the notes to the consolidated financial statements which appear in that report.

On August 17, 2000, BankAtlantic Bancorp, Inc. ("BBC") Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all of its outstanding shares of Class B Common Stock not owned by BFC. The Class B Common Stock represents 100% of the voting rights of BBC. The consolidated financial statements include the accounts of BFC, its wholly owned subsidiaries and majority controlled subsidiary, BankAtlantic Bancorp, Inc. ("BBC"). Adjustments to operations relating to changes in the Company's percentage ownership are reflected in minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation. In 1999, BBC was carried using the equity method and prior year amounts have not been restated as a result of the consolidation.

In the opinion of management, the accompanying financial statements contain such adjustments as are necessary to present fairly the Company's unaudited consolidated statements of financial condition at September 30, 2000 and December 31, 1999, the unaudited consolidated statements of operations for the nine and three month periods ended September 30, 2000 and 1999, the unaudited consolidated statements of stockholders' equity and comprehensive income for the nine months ended September 30, 2000 and 1999 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. Such adjustments consisted only of normal recurring items. The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. Investment in BankAtlantic Bancorp, Inc., Subordinated Debentures and Investment Notes

At September 30, 2000, the Company's ownership of BBC Class A and Class B Common Stock was approximately 26.2% and 100%, respectively. On August 17, 2000, BBC's Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all publicly held shares of Class B Common Stock at a price of $6.00 per share that had the effect of converting the Company's 4,876,124 shares of BBC Class B Common Stock into Class B Common Stock with an equivalent economic value. Pursuant to the transaction, BBC paid $33.1 million (including $1.4 million of transaction expenses) to retire 5,275,752 shares of Class B Common Stock. As a result of the transaction that was structured as a merger, BFC Financial Corporation became the sole holder of all BBC Class B Common Stock. The Class B Common Stock held by BFC represents 100% of the voting rights of BBC.

The following are equity transactions of BBC that impact or could impact the Company's ownership percentage of BBC.

Outstanding options to purchase BBC Class A Common Stock remained exercisable for the same number of shares of BBC Class A Common Stock of BBC for the same exercise price and upon the same terms as in effect before the merger. Likewise, BBC's 6-3/4% Convertible Subordinated Debentures due 2006 and 5-5/8% Convertible Subordinated Debentures due 2007 remained convertible into the same number of shares of BBC Class A Common Stock of BBC at the same conversion price and upon the same terms as in effect before the merger.

The redemption and retirement of all publicly held shares of BBC's Class B Common Stock pursuant to the merger transaction resulted in compensation expense of $1.3 million for the three and nine months ended September 30, 2000. The compensation charge resulted from the exercise of options to acquire BBC's Class B common six months before the merger date.

On September 29, 2000, BBC completed a tender offer and purchased $25 million aggregate principal amount of BBC's 5 5/8% Debentures for an aggregate purchase price of $18.25 million. BBC recognized a $3.8 million (net of income tax) extraordinary gain upon the retirement of the Debentures. During the third quarter of 2000 BBC purchased $700,000 of 5-5/8% Debentures in the secondary market and recognized an extraordinary gain of $158,000, net of tax.

The merger transaction and the tender offer were funded through the issuance of investment notes and funds obtained from the revolving credit facility.

On August 24, 2000, BBC closed on a revolving credit facility of up to $20 million from an independent financial institution. The credit facility has a three year term and bears interest at prime minus 50 basis points. The Credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the Common Stock of BankAtlantic. At September 30, 2000, the credit facility had an outstanding balance of $19.96 million. BBC was in compliance with all loan covenants at September 30, 2000.

In January 2000, BBC commenced an offering of up to $150 million of subordinated investment notes. BBC currently anticipates that no more than $50 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and BBC may terminate the offering at any time. The interest rate and maturity date are fixed upon issuance. At September 30, 2000 BBC had issued an aggregate of $34.7 million of investment notes with interest rates between 10% and 11.75% and maturity dates between February 2002 and September 2002.

The following table sets forth the activity of all outstanding options issued under BBC's stock option plans:

                                                Class B          Class A
                                                -------          -------
  Outstanding at December 31, 1999             1,759,468        3,588,336
  Issued (canceled) in connection with
     merger transaction                       (1,136,108)       1,704,148
  Exercised                                      623,360             --
  Granted                                           --            350,000
  Canceled                                          --            (92,652)
                                              ----------       ----------
  Outstanding at September 30, 2000                 --          5,549,832
                                              ==========       ==========
  Exercisable at September 30, 2000                 --          2,157,570
                                              ==========       ==========
  Exercise price per share outstanding              --         $2.26-12.23
                                              ==========       ==========

In August 2000, BBC's Class B Common Stock shareholder approved the BankAtlantic Bancorp 2000 non-qualifying stock option plan which authorized the issuance of options to acquire up to 1,704,148 shares of BBC's Class A Common Stock. The plan was established pursuant to the merger transaction in order to exchange options to acquire BBC's Class B Common Stock for options to acquire BBC's Class A Common Stock. All outstanding options to acquire BBC's Class B Common Stock were exchanged for 1,704,148 non-qualifying options to acquire BBC's Class A Common Stock at an exercise price ranging from $2.26 to $2.32 based upon the exercise price of the relevant Class B option. The options issued had the same intrinsic value as the BBC's Class B options canceled and had substantially the same terms and conditions as the former options to purchase shares of BBC's Class B Common Stock, including vesting and term. The 1994 option plan for the issuance of options to acquire Class B Common Stock was terminated.

On May 2, 2000, BBC's Board of Directors granted, pursuant to the BankAtlantic Bancorp 1999 stock option plan, incentive stock options and non-qualifying stock options to purchase 317,500 shares of BBC's Class A Common Stock to selected officers and directors of BBC. The options vest in five years and expire ten years after the grant date except for options issued to non-officer Directors which vested immediately and 34,064 options which vest 66 months from the grant date. The exercise price for all of the above option grants was $3.688, the market value of the underlying common stock at the date of grant except for 90,000 options that were issued at 110% of the fair market value at the date of the grant. Furthermore, during the nine months ended September 30, 2000, 32,500 options to acquire BBC's Class A Common Stock were issued to selected officers with exercise prices ranging from $3.94 to $4.44. The options were issued at fair value at the date of the grant, vest in five years and expire ten years after the grant date.

3.   Tax Certificates and Other Securities Held to Maturity

Included in other securities are investments that the Company (not including
BBC) has made in connection with limited partnerships that it has formed or will form. The Company currently intends to sponsor future limited partnerships that will provide venture capital to unaffiliated third parties. As the Company identifies an investment that it believes may be suitable for one of these partnerships, it may make an investment with the view towards transferring the investment to a future partnership. Through 1999, the Company made investments of approximately $6.7 million in five unaffiliated technology entities for this purpose. During 2000, the ownership in the technology entities was transferred at the Company's cost therein to a specified asset limited partnership managed by a subsidiary. In March 2000, a total of $8.0 million in interests, including interests retained by the Company and affiliates, were sold by such partnership to accredited investors in a private offering. In April 2000, the Company received approximately $5.8 million from the partnership representing repayment of the amounts advanced plus $303,000 of interest on the advances net of the Company's $1.3 million retained investment in the partnership. The Company also received an administrative services fee and out-of pocket expenses from the partnership. In addition to the amount invested by the Company, officers, directors and affiliates of the Company invested approximately $3.9 million in the Partnership.

During the nine months ended September 30, 2000, the Company made additional advances to a subsidiary of approximately $6.4 million to acquire venture capital investments in entities in the technology industry. In August 2000, an approximately $1.6 million investment was transferred to a limited partnership managed by a subsidiary of the Company. The Company received approximately $1.7 million from the partnership representing payment of the amounts advanced of approximately $1.6 million plus $82,000 of interest on the advances and $18,000 of administrative services fee. The Company retained an investment in this partnership of approximately $292,500. The remaining advances will be repaid, with interest, when the partnerships are funded. The Company's venture investments have been made in entities whose interests are not publicly traded and therefore there is no liquidity in the investments and no available quoted market value for the investments. Accordingly, the investments are carried at the Company's cost, which is believed to approximate market value

In 1999, the Company also invested approximately $1.7 million in three entities in the retail sector which are included in other securities. In 2000, the Company invested $1.7 million in affiliated limited partnerships with investments in the technology sector. It is anticipated that the Company will make additional investments in partnerships that it sponsors.

4.   Trading Securities

During the three and nine months ended September 30, 2000, BBC realized losses of $16,000 and gains of $5,000 on trading securities. During the third quarter of 2000, BBC discontinued its government securities and Euro-dollar trading activities closing out all option and future contracts because these trading activities did not meet BBC's overall growth and profit objectives.

Ryan Beck losses and gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Included in other liabilities at September 30, 2000 was $5.9 million of securities sold not yet purchased, relating to Ryan Beck trading activity.

BBC's trading securities consisted of the following (in thousands):

                                          September 30,
                                              2000
                                              ----
       Debt obligations:
        States and municipalities            $ 6,185
        Corporations                             707
        U.S. Government and agencies           4,944
        Corporate equities                     3,004
        Certificate of deposit                11,039
                                             -------
             Total                           $25,879
                                             =======

5.   Loans Held for Sale

BBC continuously evaluates its business units for profitability, growth and overall efficiency. As a result, BBC made a determination to discontinue its capital markets activities and its participation in syndication lending. BankAtlantic's Capital Markets Group purchased residential loans with the intent to package and sell, securitize or retain these loans based on individual characteristics. As a consequence of BBC discontinuing its Capital Markets activities, $222 million of residential loans held for sale were transferred from the held for sale portfolio to the held to maturity portfolio resulting in BBC realizing a loss of $654,000. As a result of BBC discontinuing its syndication lending activities, the entire portfolio of $123.9 million of syndication loans was transferred at June 30, 2000 from loans held to maturity to loans held for sale.

6.   Real Estate Held for Development and Sale and Joint Venture Activities

Levitt Corporation is a wholly owned subsidiary of BankAtlantic. Levitt Corporation's real estate held for development and sale and joint venture activities consists of the combined activities of St. Lucie West Holding Corporation ("SLWHC"), and Levitt & Sons, Inc. SLWHC is the developer of the master planned community of St. Lucie West in St. Lucie County Florida. Levitt & Sons, which was acquired in December 1999, is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. Also, included in real estate held for development and sale and joint venture activities is BFC's real estate in the Center Port property, completely sold in 2000.

Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                 September 30,    December 31,
                                                     2000            1999
                                                   --------        --------
    Inventory of real estate, Levitt & Sons        $ 77,193            --
    SLWHC land                                       32,763            --
    Loans to joint ventures                          37,523            --
    Equity investments in joint ventures              6,077            --
    Other                                             3,793           1,840
                                                   --------        --------
                                                   $157,349           1,840
                                                   ========        ========

7.   Comprehensive Income

The income tax provision relating to the Company's proportionate share of BBC's comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 2000 and 1999 was $252,000 and $150,000, respectively.

8.   Discontinued Operations

At December 31, 1998, BBC's Board of Directors adopted a formal plan to dispose of BBC's mortgage servicing business ("MSB"). During the three and nine months ended September 30, 2000 the BBC recognized income from discontinued operations, net of tax of $165,000 and $424,000, respectively. The $165,000 liability adjustment during the three months ended September 30, 2000 was associated with lower than projected costs associated with loans serviced in the former mortgage loan servicing unit of BankAtlantic. The remaining liability adjustment of $259,000, net of tax, resulted from the sale of a building used in BBC's MSB operations at a higher than projected sales price.

9.   Derivatives

During the nine months ended September 30, 2000, BBC entered into interest rate swap contracts with various primary brokers in an aggregate notional amount of $275 million, of which $150 million terminate two years from the date of issuance and are callable six months after the issue date, $75 million terminate one year from the date of issuance, $30 million terminate one year from the date of issuance and are callable three months after the issue date and $20.0 million terminate five years from date of issue date and are callable one year after the issue date. The interest rate swap contracts obligate BBC to pay the one month LIBOR index and BBC receives an average fixed rate of interest of 7.08% for the two year interest rate swaps, 6.83% for the one year interest rate swaps, 7.10% for the one-year-callable interest rate swaps and 7.20% for the five-year-callable interest rate swaps. The interest rate swap contracts were executed to convert BBC's fixed rate callable time deposits to a one-month LIBOR interest rate. The interest rate swaps were accounted for as a synthetic alteration. The net interest receivable or payable on the interest rate swaps was accrued and recognized as an adjustment to interest expense in the Company's Statement of Operations for the three and nine months ended September 30, 2000.

10.  Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Interest expense and certain revenue and expense items are allocated to the various segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net contribution calculated under the management approach may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management's view, likely not be impacted.

The following summarizes the aggregation of the Company's operating segments into reportable segments in 2000 and 1999:

           Reportable Segment                   Operating Segments Aggregated
           ------------------                   -----------------------------

Bank Investment Operations:
  Other                            Investment Division, Tax Certificate
                                    Department, Trading, Equity Portfolio

  Wholesale Residential            Real Estate Capital Services, Capital Markets


Bank Loan Operations:
  Commercial                       Commercial Lending, Syndications,
                                    International and Trade Finance

  Retail                           Residential  Lending,  CRA Lending,  Indirect
                                    and Direct Consumer Lending, Small Business
                                    Lending, Lease financing

Real Estate Operations             Includes the BMOC property, Center Port
                                    property, 50% interest in the Delray
                                    property and mortgage receivables that
                                    relate to previously owned properties and Levitt Corporation which includes Levitt & Sons, SLWHC, and real estate joint ventures

Investment Banking Operations      Ryan, Beck & Co.

Other BFC                          BFC's minority interest in BBC, other
                                    securities and investments and BFC's
                                    overhead and interest expense

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by real estate operations and investment banking operations which are recorded based upon the terms of the underlying loan agreements or an allocated cost of funds and are effectively eliminated in the interest expense and overhead allocations.

Segment performance is evaluated based on net contribution after tax The following table presents segment information for income (loss) from continuing operations for the three and nine month periods ended September 30, 2000 and 1999. Since, the Company acquired control of BBC voting rights in August 2000, the 1999 table excludes BBC's segment performance on a consolidated basis. In 1999, the Company's ownership position of approximately 32.1% in BBC was carried under the equity method.

The following table is segment information for income (loss) from continuing operations for the three and nine months ended September 30, 2000:


                  For the Three Months Ended September 30, 2000
                  ---------------------------------------------
                                    Bank Investment                   Bank Loan
                                      Operations                     Operations
                                      ----------                     ----------
                                              Wholesale
                                 Other        Residential      Commercial       Retail
                                 -----        -----------      ----------       ------
(in thousands)
Interest income              $    21,098          24,182          27,315          11,196
Interest expense
 and overhead                    (20,092)        (20,884)        (19,923)         (7,342)
Provision
 for  loan losses                   --                37          (8,185)          1,452
Non-interest income                   30            (152)            474             686
                             ===========     ===========     ===========     ===========
Segment profits
 (losses) before taxes       $       198           2,738            (227)          2,395
Provision (benefit)
 for income taxes                     71             986             (82)          1,305
Minority interest                   --              --              --              --
                             -----------     -----------     -----------     -----------
Segment net income (loss)    $       127           1,752            (145)          1,090
                             ===========     ===========     ===========     ===========
Segment total assets         $ 1,075,383       1,283,821       1,156,124         229,514
                             ===========     ===========     ===========     ===========

                                              Investment
                              Real Estate      Banking           Other          Segment
                                Operations     Operations         BFC            Total
                                ----------     ----------         ---            -----
(in thousands)
Interest income              $       854             558             131          85,334
Interest expense
 and overhead                     (1,707)             90            (687)        (70,545)
Provision
 for  loan losses                   --              --              --            (6,696)
Non-interest income                6,311           9,345              60          16,754
                             ===========     ===========     ===========     ===========
Segment profits
 (losses) before taxes       $       423          (2,026)           (496)          3,005
Provision (benefit)
 for income taxes                    163            (701)            365           2,107
Minority interest                   --              --             3,637           3,637
                             -----------     -----------     -----------     -----------
Segment net income (loss)            260          (1,325)         (4,498)         (2,739)
                             ===========     ===========     ===========     ===========
Segment total assets         $   167,447          62,201          11,563       3,986,053
                             ===========     ===========     ===========     ===========

                  For the Nine Months Ended September 30, 2000
                  --------------------------------------------
                                    Bank Investment                   Bank Loan
                                      Operations                     Operations
                                      ----------                     ----------
                                              Wholesale
                                 Other        Residential      Commercial       Retail
                                 -----        -----------      ----------       ------
(in thousands)
Interest income              $    56,154          74,901          75,722          33,371
Interest expense
 and overhead                    (51,225)        (61,728)        (51,408)        (20,139)
Provision                           --
 for loan losses                    --              (141)        (10,474)        (11,401)
Non-interest income                  121             368             745           2,132
                             ===========     ===========     ===========     ===========
Segment profits
 (losses) before  taxes      $     1,887          11,519          13,305          (8,153)
Provision (benefit)
 for income taxes                    748           4,519           5,346          (2,913)
Minority interest                   --              --              --              --
                             -----------     -----------     -----------     -----------
Segment net income (loss)    $     1,139           7,000           7,959          (5,240)
                             ===========     ===========     ===========     ===========

                                              Investment
                              Real Estate      Banking           Other          Segment
                                Operations     Operations         BFC            Total
                                ----------     ----------         ---            -----
(in thousands)
Interest income              $     1,490           1,499             522         243,659
Interest expense
 and overhead                     (4,486)           (188)         (2,259)       (191,433)
Provision
 for loan losses                    --              --              --           (22,016)
Non-interest income               18,199          35,518             305          57,388
                             ===========     ===========     ===========     ===========
Segment profits
 (losses) before  taxes      $     2,645          (2,763)         (1,431)         17,009
Provision (benefit)
 for income taxes                    369            (908)          1,375           8,536
Minority interest                   --              --            11,987          11,987
                             -----------     -----------     -----------     -----------
Segment net income (loss)    $     2,276          (1,855)        (14,793)         (3,514)
                             ===========     ===========     ===========     ===========

The following table is segment information for income from continuing operations for the three and nine months ended September 30, 1999:

                  For the Three Months Ended September 30, 1999

                                       Real Estate      Other      Segment
                                        Operations       BFC        Total
                                        ----------       ---        -----
      (in thousands)
      Interest income                  $    997           61        1,058
      Interest expense and overhead        (233)        (614)        (847)
      Equity in earnings in BBC            --          3,187        3,187
      Provision  for loan losses            (75)        --            (75)
      Non-interest income                 1,028           58        1,086
                                       ========     ========     ========
      Segment profits before taxes     $  1,717        2,692        4,409
      Provision for income taxes            662          952        1,614
                                       --------     --------     --------
      Segment net income               $  1,055        1,740        2,795
                                       ========     ========     ========

      Segment total assets             $ 11,107       88,086       99,193
                                       ========     ========     ========


                  For the Nine Months Ended September 30, 1999

                                       Real Estate      Other      Segment
                                        Operations       BFC        Total
                                        ----------       ---        -----
      (in thousands)
      Interest income                  $  1,178          160        1,338
      Interest expense and overhead        (698)      (1,889)      (2,587)
      Equity in earnings in BBC            --          9,113        9,113
      Provision for loan losses            (225)        --           (225)
      Non-interest income                 2,733          291        3,024
                                       ========     ========     ========
      Segment profits before taxes     $  2,988        7,675       10,663
      Provision for income taxes          1,153        2,852        4,005
                                       --------     --------     --------

      Segment net income               $  1,835        4,823        6,658
                                       ========     ========     ========

The differences between total segment assets and total consolidated assets and the difference between segment non-interest income and total consolidated non-interest income are as follows:

                                                      September 30,
                                                      -------------
                                                    2000          1999
                                                    ----          ----
        (in thousands)
        Total Assets
        Total Assets for reportable segments    $3,986,053        99,193
        Assets in overhead                         447,244          --
                                                ----------    ----------
        Total consolidated assets               $4,433,297        99,193
                                                ==========    ==========

                                   For the Three Months   For the Nine Months
                                    Ended September 30,   Ended September 30,
                                    -------------------   -------------------
                                      2000       1999       2000       1999
                                      ----       ----       ----       ----
  (in thousands)
  Non-interest Income
  Total non-interest income for
    reportable segments              $16,754      1,086     57,388      3,024
  Equity in earnings in BBC             --        3,187       --        9,113
  Items included in interest
    expense and overhead:
     Transaction fee income            3,351       --        9,823       --
     ATM fees                          2,827       --        8,060       --
     Gains  on sales of property
      and equipment                     --         --          240       --
     Other deposit related fees          635       --        2,109       --
                                     -------    -------    -------    -------
  Total consolidated non-interest
   income                            $23,567      4,273     77,620     12,137
                                     =======    =======    =======    =======

11.  New Accounting Standards and Policies

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.

The Company intends to implement FAS 133, as amended by FAS 137 and 138 as of January 1, 2001 and its potential impact on the Statement of Operations and Statement of Condition is currently under review by management.

Financial Accounting Standards Board Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140") was issued in September 2000. FAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted.

The potential impact on the Statement of Operations and Statement of Condition of FAS 140 is currently under review by management.

12.  Reclassifications

Certain amounts for prior periods have been reclassified to conform with the statement presentation for the periods in 2000.

13. (Loss) Earnings  per Share

The following table reconciles the numerators and denominators of the basic and diluted (loss) earnings per share computations for the three and nine month periods ended September 30, 2000 and 1999 (in thousands, except per share data):

                                             Three months ended     Nine months ended
                                                September 30,        September 30,
                                                -------------        -------------
                                             2000        1999       2000        1999
                                             ----        ----       ----        ----
Basic Numerator:
(Loss) income from continuing operations
 available for common shareholders          $(2,739)      2,795     (3,514)      6,658
Income from discontinued operations
 net of taxes available
 for common shareholders                        165        --          424        --
Extraordinary item, net of taxes
 available for common shareholders            3,966         113      7,432         113
                                            -------     -------    -------     -------
Net income available for
 common shareholders                        $ 1,392       2,908      4,342       6,771
                                            =======     =======    =======     =======

Basic Denominator:
Weighted average shares
 outstanding                                  7,957       7,957      7,957       7,957
                                            =======     =======    =======     =======

Basic (loss) earnings per share
 from continuing operations                 $  (.34)       0.35       (.44)        .84
Basic earnings per share from
 discontinued operations                        .02        --          .05        --
Basic earnings per share from
 extraordinary items                            .50         .01        .94         .01
                                            -------     -------    -------     -------
Basic earnings per share                    $   .18         .36        .55         .85
                                            =======     =======    =======     =======

Diluted Numerator:
(Loss) income from continuing operations
 available for common shareholders          $(2,739)      2,795     (3,514)      6,658
Income from discontinued operations
 net of taxes available
 for common shareholders                        165        --          424        --
Extraordinary item, net of taxes
 available for common shareholders            3,966         113      7,432         113
                                            -------     -------    -------     -------
Net income available for
 common shareholders                        $ 1,392       2,908      4,342       6,771
                                            =======     =======    =======     =======

Diluted Denominator
Basic weighted average shares
 outstanding                                  7,957       7,957      7,957       7,957
Options                                         535         823        551         901
                                            -------     -------    -------     -------
Diluted weighted average shares
 outstanding                                  8,492       8,780      8,508       8,858
                                            =======     =======    =======     =======

Diluted (loss) earnings per share
 from continuing operations                 $  (.32)        .32       (.41)        .75
Diluted earnings per share from
 discontinued operations                        .02        --          .05        --
Diluted earnings per share from
 extraordinary items                            .46         .01        .87         .01
                                            -------     -------    -------     -------
Diluted earnings per share                  $   .16         .33        .51         .76
                                            =======     =======    =======     =======

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


          * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

                   BFC Financial Corporation and Subsidiaries
                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition

General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company that owns approximately 26.2% and 100%, respectively of the outstanding BankAtlantic Bancorp, Inc. ("BBC") Class A and Class B Common Stock. BBC is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic") by virtue of its ownership of 100% of the outstanding BankAtlantic common stock.

On August 17, 2000, BBC's Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all publicly held shares of Class B Common Stock at a price of $6.00 per share that had the effect of converting the Company's 4,876,124 shares of Class B Common Stock into Class B Common Stock with an equivalent economic value. Pursuant to the above transaction, BBC paid $33.1 million (including $1.4 million of transaction expenses) to retire 5,275,752 shares of Class B Common Stock. As a result of the transaction that was structured as a merger, BFC Financial Corporation became the sole holder of the BBC Class B Common Stock. The Class B Common Stock represents 100% of the voting rights of BBC.

As the sole holder of BBC Class B Common Stock BFC now controls greater than 50% of the vote of BBC and BBC is consolidated in the financial statements of BFC instead of carried on the equity basis. Adjustments to operations relating to changes in the Company's percentage ownership are reflected in minority interest. Since the structure of the Company has changed, the following management's discussion and analysis deals primarily with the activities of BBC since it now represents substantially all of the Company's assets and business operations. Comparative amounts for BBC are included in much of the discussion although they are not consolidated in the comparable accompanying financial statements.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from these forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic factors (both generally and particularly in areas where the Company or its subsidiaries operate or hold assets), interest rates, competitive and other factors affecting the operations, markets, products and services, and expansion strategies of the Company and its subsidiaries including BBC and BankAtlantic, the success of its venture capital and real estate investments and the other factors discussed elsewhere in this report and in the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

Results of Operations

                                                                   Three months ended  Nine months ended
                                                                      September 30,      September 30,
                                                                      -------------      -------------
                                                                    2000      1999     2000      1999
                                                                    ----      ----     ----      ----
(Loss) income from continuing operations                           $(2,739)    2,795   (3,514)    6,658
Income from discontinued operations, net of taxes                      165      --        424      --
                                                                   -------     -----    -----     -----
(Loss) income before extraordinary items                            (2,574)    2,795   (3,090)    6,658
 Extraordinary items, net of taxes                                   3,966       113    7,432       113
                                                                   -------     -----    -----     -----
Net income                                                         $ 1,392     2,908    4,342     6,771
                                                                   =======     =====    =====     =====

Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations         $ (0.34)     0.35    (0.44)     0.84
Basic earnings per share from discontinued operations                 0.02      --       0.05      --
Basic earnings per share from extraordinary items                     0.50      0.01     0.94      0.01
                                                                   -------     -----    -----     -----
Basic earnings per share                                           $  0.18      0.36     0.55      0.85
                                                                   =======     =====    =====     =====

Diluted (loss) earnings per share:
Diluted (loss) earnings per share from continuing operations       $ (0.32)     0.32    (0.41)     0.75
Diluted  earnings per share from discontinued operations              0.02      --       0.05      --
Diluted  earnings per share from extraordinary items                  0.46      0.01     0.87      0.01
                                                                   -------     -----    -----     -----
Diluted earnings per share                                         $  0.16      0.33     0.51      0.76
                                                                   =======     =====    =====     =====

Basic weighted average shares outstanding                            7,957     7,957    7,957     7,957
                                                                   =======     =====    =====     =====
Diluted weighted average shares outstanding                          8,492     8,780    8,508     8,858
                                                                   =======     =====    =====     =====


BFC Financial Corporation (loss) income from continuing operations

BFC's (loss) income from continuing operations decreased for the three months ended September 30, 2000 as compared to 1999. The primary reasons for the decrease were:

     o    a decline in BBC's earnings (as discussed below in BBC's operations),
     o interest received in 1999 from an affiliated real estate limited partnership that had not been accrued in prior years which did not recur in 2000. As a result of the sale of its real estate properties, the affiliated limited partnership obtained the funds which allowed it to make the interest payment. This decrease in interest income was offset in part by an increase in interest earned from advances relating to real estate held for development and sale and interest received in 2000 from affiliates in connection with amounts advanced for venture capital investments,
     o    a decrease in interest expense due to a reduction in borrowings, and
     o an increase in other non-interest expense primarily due to venture expenses in 2000 which were not incurred in 1999.

BFC's (loss) income from continuing operations decreased for the nine months ended September 30, 2000 as compared to 1999 primarily due to

     o    a decline in BBC's earnings (as discussed below in BBC's operations),
     o interest received in 1999 from an affiliated real estate limited partnership that had not been accrued in prior years which did not recur in 2000. As a result of the sale of its real estate properties, the affiliatedlimited partnership obtained the funds which allowed it to make the interest payment. This decrease in interest income was offset in part by an increase in interest earned from advances relating to real estate held for development and sale and interest received from affiliates in connection with amounts advanced for venture capital investments,
     o    a decrease in interest expense due to a reduction in borrowings,
     o a 1999 provision for loan losses on mortgage notes due from affiliated limited partnerships, based upon management's determination regarding the net carrying value of the loans and the estimated fair value of the underlying loan collateral,
     o    an increase in sale of real estate at Center Port,
     o a decrease in other non-interest income relating to distributions received in 1999 from real estate limited partnerships and
     o an increase in other expenses primarily due to venture expenses in 2000 which were not incurred in 1999.

BFC's extraordinary items - BFC's operations for the three and nine month periods ended September 30, 1999 included an extraordinary gain, net of income taxes of approximately $113,000 due to a gain on settlement of litigation of approximately $292,000 and an extraordinary loss from extinguishment of debt of approximately $179,000.

The following discusses BBC's comparative information, not including BFC, for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999.

BBC's income from continuing operations for the quarter- Income from continuing operations declined significantly during the three months ended September 30, 2000 compared to the same period during 1999. The primary reasons for the decline were:

     o a substantial decrease in Ryan Beck investment banking income reflecting revenues from a $544 million initial public offering that closed during 1999 with no corresponding initial public offering closings during 2000,
     o a significant increase in bank operations compensation associated with the hiring of a new senior management team and higher labor costs due to market competition,
     o a compensation charge associated with the redemption and retirement of all publicly traded BBC's Class B Common Stock,
     o a significant increase in other real estate expenses resulting from the acquisition of Levitt & Sons in December 1999,
     o an increase in bank operations occupancy expenses associated with repairs and maintenance on bank branches, data processing services and maintenance contracts associated with ATM operations,
     o lower gains on the sale of residential loans held for sale, net of $436,000 in write-downs,
     o an increase in advertising costs associated with the operations of Levitt & Sons and the promotions of new deposit and loan products,
     o higher other expenses excluding Ryan Beck and real estate operations primarily associated with consulting fees related to technology investments, internet banking operating costs and general corporate expenses associated with deposit and loan growth, and
     o a decrease in net interest income due to a decline in the net interest margin reflecting the rising interest rate environment which began in July 1999.

The above reductions in income from continuing operations were partially offset by:

     o a decrease in the provision for loan losses resulting from a decline in indirect consumer loan charge-offs and lower aggregate small business and indirect consumer loan portfolio balances,
     o an increase in gains on sales of real estate held for sale due to the December 1999 Levitt & Sons acquisition,
     o an increase in Ryan Beck commissions income due to mutual fund sales, and
     o    a benefit recognized in BBC's defined pension plan.

BBC's income from continuing operations for the nine months -BBC's income from continuing operations for the nine months ended September 30, 2000 declined by 62% compared to the same period during 1999. The primary reasons for the decline were related to the items discussed above along with:

     o an increase in the provision for loan losses attributed to charge-offs and delinquency trends in the small business, syndication and indirect consumer loan portfolios,
     o    a $695,000 realized loss on the sale of a syndication loan,
     o a decline in income from foreclosed asset activity, net attributable to the sale of a REO property during 1999 for a $1.4 million gain, and
     o lower gains on the sale of property and equipment resulting from a $1.5 million gain on the sale of a branch facility during 1999.

The above reductions in income from continuing operations were partially offset by a $651,000 decline in the deferred tax asset valuation allowance due to gains on the sale of real estate from Levitt Corporation and the related decrease in the provision for income taxes. Furthermore, SLWHC realized a $4.3 million gain from the utility expansion receivable sale during the nine months ended September 30, 2000.

BBC's discontinued operations - Income from discontinued operations for the three and nine months ended September 30, 2000 was $165,000 and $424,000, net of income taxes, respectively. The $165,000 gain represents a liability adjustment associated with lower than projected costs associated with loans serviced in the former mortgage loan servicing unit of BankAtlantic. The remaining liability adjustment during the nine months ended September 30, 2000 resulted from the sale of a building.

During the three and nine months ended September 30, 1999 the discontinued operations gain resulted primarily from slower loan repayments than originally estimated which were the result of rising residential loan interest rates during the period.

BBC's extraordinary items - The extraordinary items resulted from the early extinguishment of debt. On February 29, 2000, BBC repurchased $25 million aggregate principal amount of its 5 5/8% Debentures for $18.75 million. Included in the extraordinary item was $250,000 of costs associated with the tender offer and a $673,000 write-off of unamortized original issuance costs. On September 29, 2000, BBC repurchased another $25 million aggregate principal amount of its 5-5/8% Debentures for $18.25 million. Included in the extraordinary item was $250,000 of costs associated with the tender offer and a $641,000 writeoff of unamortized original issuance costs. Also, during the third quarter of 2000 BBC purchased $700,000 of its 5-5/8% Debentures in the secondary market and recognized an extraordinary gain of $158,000, net of tax.

BBC's net interest income

                                                     For the Three Months Ended               For the Nine Months Ended
                                                            September 30,                           September 30,
                                                            -------------                           -------------
                         (In thousands)             2000          1999        Change         2000         1999       Change
                                                    ----          ----        ------         ----         ----       ------
Interest and fees on loans and leases             $ 62,241       54,444        7,797       182,089      163,378       18,711
Interest on banker's acceptances                       212          348         (136)          699          736          (37)
Interest and dividends on securities available
   for sale                                         12,292       14,496       (2,204)       38,866       39,167         (301)
Interest and dividends on investment
  securities held to maturity and trading
  securities                                        10,293        3,936        6,357        20,754        9,886       10,868
Interest on deposits                               (24,070)     (20,525)      (3,545)      (66,175)     (57,645)      (8,530)
Interest on advances from FHLB                     (15,158)     (13,227)      (1,931)      (46,698)     (40,061)      (6,637)
Interest on securities sold under agreements
  to repurchase                                    (10,317)      (4,732)      (5,585)      (24,306)     (13,129)     (11,177)
Interest on subordinated debentures, notes
   payable and guaranteed preferred interest
   in the BBC's Junior Subordinated                 (7,570)      (5,176)      (2,394)      (21,091)     (14,875)      (6,216)
   Debentures
Capitalized interest                                 1,400          171        1,229         4,926          503        4,423
                                                  --------     --------     --------      --------     --------     --------
             Net interest income                  $ 29,323       29,735         (412)       89,064       87,960        1,104
                                                  ========     ========     ========      ========     ========     ========
Net interest margin                                 2.92 %       3.13 %        (0.21)%      2.97 %       3.17 %      (0.20)%
                                                  ========     ========     ========      ========     ========     ========

BBC - third quarter this year versus the same quarter last year:

Net interest income was slightly lower primarily resulting from a narrowing of the net interest margin partially offset by interest earning asset growth. The net interest margin declined 21 basis points from 3.13% to 2.92%. The narrowing of the net interest margin was due to the rising interest rate environment which began in July 1999. The increase in earning assets during the period primarily resulted from the origination and purchases of commercial real estate loans.

Total interest income increased by $11.8 million while total interest expense increased by $12.2 million. The increase in interest income resulted from higher average interest earning assets and average yields. BBC experienced significant loan growth concentrated in the commercial real estate segment of bank loan operations. Additionally, other securities held to maturity increased due to purchases of mortgage-backed securities and tax certificate fundings. The above increases in interest earning assets were partially offset by declines in securities available for sale resulting from principal pay-downs and sales. Average yields on interest earning assets increased due to a rising interest rate environment.

The increase in total interest expense reflects the funding of the asset growth primarily with FHLB advances and securities sold under agreements to repurchase and an increase in associated average borrowing rates as well as increased borrowings related to the merger transaction which resulted in the retirement of all publicly traded Class B Common Stock. The increased average rates on interest paying liabilities primarily resulted from competition in BBC's deposit markets and the increasing interest rate environment discussed above resulting in higher rates on institutional borrowings. Additionally, BBC funded the retirement of $50.8 million of 5-5/8% Debentures and the retirement of all publicly traded BBC Class B common stock with the issuance of $34.7 million of Investment Notes with interest rates ranging from 10% to 11.75% and borrowings of $19.96 million from a revolving credit facility obtained from an independent financial institution. The revolving credit facility bears interest at prime minus 50 basis points.

The increase in loan interest income primarily resulted from increases in average loan balances and higher average yields. BBC experienced growth in commercial real estate loans, lease financings and home equity loans. The increase in loan average balances was partially offset by declines in BBC's consumer, residential and small business loan portfolios. The decline in consumer loans resulted from BBC ceasing the origination of indirect consumer loans as part of its December 1998 restructuring plan. The decline in small business loan average balances resulted from a significant decrease in loan originations during the 1999 fiscal year and the nine months of 2000 compared to the 1998 fiscal year. The residential loan portfolio decline reflects lower originations associated with the downsizing of the residential loan division as well as lower residential loan originations during 1999 and the nine months of 2000 compared to prior periods. Also contributing to the increase in loan interest income was higher yields due to the increases in the prime interest rate.

The decline in banker's acceptances interest income resulted from lower average balances partially offset by higher yields.

The decrease in securities available for sale interest income primarily resulted from lower average balances partially offset by higher average yields. The lower average balances resulted from principal pay-downs and sales of mortgage-backed securities. The higher yields were due to new purchases of securities at higher rates than the existing portfolio and interest rate increases on adjustable rate mortgage-backed securities.

The increase in interest and dividends on investment securities held to maturity and trading securities primarily resulted from interest income associated with tax certificates and mortgage-backed securities held to maturity. The additional tax certificate income resulted from expansion of BBC's tax certificate operations outside of the State of Florida. The increased mortgage-backed securities held to maturity average balances resulted from purchases. BBC did not have mortgage-backed securities held to maturity during the 1999 periods.

The increase in deposit expense primarily resulted from higher rates on deposits partially offset by lower time deposit average balances. The decline in time deposit average balances was due to the maturity of brokered deposits. The increased deposit average rates reflect the introduction of new transaction and time deposit products and a rising interest rate environment during the latter half of 1999 and the first nine months of 2000. The new deposit products have higher interest rates than BBC's other deposits. Overall, the average rates on interest-bearing deposits increased from 4.09% during the 1999 quarter to 4.97% during the comparable 2000 period.

The increase in interest expense on advances from FHLB was primarily due to higher average balances and rates. The additional FHLB advance average balances were used to fund loan growth. The higher rates reflect the origination of new advances during 2000 at higher rates than the existing portfolio as well as the repricing of callable advances.

The higher interest expense on securities sold under agreements to repurchase resulted from higher average balances and rates. The higher average balances funded tax certificate and loan growth as well as the purchase of other securities held to maturity. The higher rates reflect a rising interest rate environment.

The increase in interest on subordinated debentures, guaranteed preferred interest in BBC's Junior Subordinated Debentures and notes and bonds payable resulted from notes payable acquired in connection with the Levitt & Sons acquisition and borrowings to fund the redemption and retirement of all publicly owned BBC Class B common stock and the repurchase and retirement of $50.8 million of the 5 5/8% Debentures. The Levitt Corporation average notes payable balance during the 2000 period was $51 million compared to $10.5 million during the 1999 period. The reduction of interest expense associated with the retirement of $50.8 million of the 5 5/8% Debentures was offset by the interest expense related to the issuance of $34.7 million of investment notes and $19.96 million of borrowings from an independent financial institution.

Interest expense of $1.4 million was capitalized during the three months ended September 30, 2000 associated with Levitt Corporation real estate operations and investments and advances to joint ventures. During the three months ended September 30, 1999 $171,000 of interest expense was capitalized in connection with investments and advances to real estate joint ventures.

BBC - year-to-date this year versus year-to-date last year:

Net interest income was slightly higher during the current period. Total interest income increased by $29.2 million while total interest expense increased by $28.1 million. The change in net interest income primarily resulted from the items discussed above. The net interest margin declined by 20 basis points. Yields on earning assets increased from 7.75% during the 1999 period to 8.08% during the 2000 period. Likewise, rates on interest bearing liabilities increased from 4.86% during the 1999 period to 5.48% during the 2000 period. The change in net interest margin primarily resulted from the items discussed above for the three months ended September 30, 2000.

BBC - provision for loan losses

                                       For the Three Months     For the Nine Months
                                        Ended September 30,     Ended September 30,
                                        -------------------     -------------------
                                        2000         1999         2000         1999
                                        ----         ----         ----         ----
Balance, beginning of period          $ 48,650       38,100       44,450       37,950
Charge-offs:
  Commercial real estate loans            --           --           --           (211)
  Non-mortgage commercial                 --            (26)         (24)         (87)
  Lease financing                         (427)        (231)      (1,349)        (779)
  Small business - real estate             --           (51)         (85)        (136)
  Small business- non-mortgage          (4,072)      (3,039)     (10,167)      (7,870)
  Consumer loans -indirect              (1,594)      (2,321)      (5,988)      (7,939)
  Consumer loans - direct                 (243)        (368)      (2,020)      (1,580)
  Residential real estate                  (53)         (10)        (394)        (113)
                                      --------     --------     --------     --------
                                        (6,389)      (6,046)     (20,027)     (18,715)
                                      --------     --------     --------     --------
Recoveries:
  Commercial real estate loans            --              5         --            203
  Residential real estate                    9         --            108         --
  Lease financing                           59           32          221          181
  Non-mortgage commercial                   38           18           80          168
  Small business - non-mortgage            330           49          617          123
  Consumer loans -indirect                 790          479        2,335        1,429
  Consumer loans - direct                  167          140          550          605
                                      --------     --------     --------     --------
                                         1,393          723        3,911        2,709
                                      --------     --------     --------     --------
Net charge-offs                         (4,996)      (5,323)     (16,116)     (16,006)
Additions charged to operations          6,696        8,223       22,016       19,056
                                      --------     --------     --------     --------
Balance, end of period                $ 50,350       41,000       50,350       41,000
                                      ========     ========     ========     ========

The provision for loan losses decreased during the three months ended September 30, 2000 compared to the same 1999 period. The improvement primarily resulted from lower credit losses in BBC's indirect loan portfolio, declining aggregate small business and indirect loan balances and improved delinquency trends during the 2000 quarter compared to the same period during 1999. The majority of BBC's net charge-offs were from the small business and indirect loan portfolios. The aggregate balances in these portfolios declined from $238.2 million at September 30, 1999 to $151.3 million at September 30, 2000. The above positive trends were partially offset by higher lease financings charge-offs, potential problem loans and a $3.7 million specific reserve in the syndication loan portfolio. The increase in lease financing charge-offs primarily associated with portfolio growth.

The provision for loan losses increased during the nine months ended September 30, 2000 compared to the same 1999 period primarily due to losses experienced in the small business and consumer lending portfolios, including an increase in direct consumer loan second mortgage charge-offs and additional reserves assigned to the syndication and indirect consumer loan portfolios.

 The increase in the allowance for loan losses for the nine months ended September 30, 2000 resulted from small business, and consumer loan delinquency trends, potential problem loans and a $1.3 million specific reserves assigned to the indirect consumer loan portfolio and the syndication loan specific reserve mentioned above.
At the indicated dates BBC's non-performing assets were (in thousands):

                                                   September 30,  December 31,
                                                       2000         1999
                                                       ----         ----
      Nonaccrual:
      Tax certificates                                $ 2,664        2,258
      Loans and leases                                 27,574       42,741
                                                      -------      -------
      Total nonaccrual                                 30,238       44,999
                                                      -------      -------
              Repossessed  Assets:
      Real estate owned, net of allowance               5,282        3,951
      Vehicles and equipment                            1,301        1,253
                                                      -------      -------
      Total repossessed assets                          6,583        5,204
                                                      -------      -------
      Contractually past due 90 days or more (1)            2          410
                                                      -------      -------
                  Total non performing assets         $36,823       50,613
                                                      =======      =======

          (1) The majority of these loans in both periods had matured but the borrowers continued to make payments under the matured loan agreement.

The decrease in non-accrual loans and leases resulted from:

     o    $4.5 million decrease in consumer non-accrual loans,
     o a $8.1 million decline in non-accrual residential loans including a $4.5 million decline in non-accrual residential loans purchased,
     o    a $2.0 million reduction in non-accrual small business loans and
     o    a $1.2 million decrease in non-accrual commercial loans.

Non-accrual and repossessed consumer loans decreased significantly due to a change in collection procedures. Repossessed equipment associated with lease financing increased by $437,000 primarily as a result of portfolio growth.

The improvement in residential non-accrual loans reflect that BBC either negotiated a payoff or foreclosed and sold the collateral on non-accrual residential loans acquired. The remaining decline in residential non-accrual loans reflects improvements in the delinquency trends of the portfolio.

The increase in nonaccrual tax certificates was attributed to portfolio growth.

The reduction in small business non-accrual loans resulted from a declining portfolio and changes in the collection process resulting in improvements in the delinquency trends.

Non-accrual commercial loans improved due to a payoff of a nonresidential commercial real estate loan and the foreclosure of a commercial real estate loan.

The increase in REO balances was attributed to increased residential REO and the foreclosure mentioned above.

Two syndication loans totaling $22 million and $5.2 million of small business loans were not included in the above table but are considered potential problem loans. The two syndication loans did not meet their loan covenants resulting in management having serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. The small business loans were considered impaired resulting in management having serious doubts that BBC will collect all contractual principal and interest payments. As noted previously, BBC had established allowances for loan loss reserves for these problem loans. At September 30, 2000 both syndication loans and the impaired loans in the small business portfolio had made all contractual principal and interest payments.

BBC non-interest income

                                                   For the Three Months Ended            For the Nine Months Ended
                                                         September 30,                        September 30,
                                                         -------------                        -------------
                                                 2000         1999       Change         2000         1999       Change
     (In thousands)                              ----         ----       ------         ----         ----       ------
    Non-interest income
Bank operations
Loan late fees and other loan income           $    981        1,404         (423)       3,088        3,893         (805)
Gains on sales of loans held for sale, net
      of write-down                                (144)         759         (903)        (433)       1,626       (2,059)
Gains on sales of property and equipment            --            34          (34)         240        1,494       (1,254)
Trading account gains (losses)                      (16)          (5)         (11)           5          (59)          64
Gains (losses) on sales of securities
  available for sale                                 (8)          31          (39)         223        1,449       (1,226)
Transaction accounts                              3,351        3,480         (129)       9,823       10,499         (676)
ATM fees                                          2,827        2,617          210        8,060        7,320          740
     Other                                          860          791           69        2,586        2,919         (333)
                                               --------     --------     --------     --------     --------     --------
Non-interest income -  banking operations         7,851        9,111       (1,260)      23,592       29,141       (5,549)
                                               --------     --------     --------     --------     --------     --------

Ryan Beck operations
Principal transactions                            2,993        3,680         (687)      11,994        8,384        3,610
Investment banking                                1,314       14,475      (13,161)       6,353       18,815      (12,462)
Commissions                                       4,875        4,422          453       16,539       10,429        6,110
Other                                               163          210          (47)         632          504          128
                                               --------     --------     --------     --------     --------     --------
Non-interest income - Ryan Beck                   9,345       22,787      (13,442)      35,518       38,132       (2,614)
                                               --------     --------     --------     --------     --------     --------

Levitt operations
Gains on sales of real estate held for sale       3,518          241        3,277        9,687        5,628        4,059
Equity in earnings of unconsolidated
  real estate joint ventures                      1,501         (170)       1,671        1,089        1,140          (51)
Utility expansion receivable sale                  --           --           --          4,265         --          4,265
Other                                               318          425         (107)         932          501          431
                                               --------     --------     --------     --------     --------     --------
Non-interest income - real estate
 operations                                       5,337          496        4,841       15,973        7,269        8,704
                                               --------     --------     --------     --------     --------     --------
Total non-interest income                      $ 22,533       32,394       (9,861)      75,083       74,542          541
                                               ========     ========     ========     ========     ========     ========

BBC's non-interest income - bank operations

Loan late fees and other loan income decreased during the three and nine months ended September 30, 2000 compared to the same periods during 1999. The decrease primarily resulted from lower prepayment penalties on commercial real estate loans, a decline in late fees on consumer and residential loans and a decrease in renewal fee income on small business loans.

The declines in gains on sales of loans held for sale during the three and nine months ended September 30, 2000 resulted from a decline in residential loans originations for resale and losses associated with capital markets activities. The realized loss on the syndication loan sale resulted from BBC accepting an offer from the underwriter of a syndication loan to purchase the loan at a discount. The borrower on the syndication loan received a going concern opinion from its independent auditors'. In September 2000, BBC discontinued its capital markets activities and reclassified all its loans held for sale to loans held to maturity.

During the three months ended September 30, 2000 BBC sold $6.4 million of residential loans and a $12.5 million syndication loan held for sale for realized gains of $288,000 and a realized loss of $695,000, respectively. BBC had established a $700,000 valuation allowance associated with the syndicated loan in a prior period. Additionally, BBC transferred $222 million of residential loans held for sale to loans held to maturity and recorded a $654,000 writedown on the transfer date. BBC had established a $217,000 valuation allowance associated with the residential loans in prior periods. During the nine months ended September 30, 2000 BBC sold $42.6 million of loans held for sale for a $819,000 gain and recorded a $557,000 loss related to residential loans held for sale and a $695,000 loss associated with the syndication loan sale mentioned above.

During the three months ended September 30, 1999 BBC sold $30.1 million of loans held for sale for a $759,000 gain. During the nine months ended September 30, 1999 BBC sold $95.1 million of loans held for sale, $20.4 million of loans purchased and classified as held for sale and $1.4 million of leases for a $1.6 million gain.

During the nine months ended September 30, 2000, BBC sold ATM equipment and a parcel of land for gains of $58,000 and $182,000, respectively. There were no sales of properties and equipment during the three months ended September 30, 2000.

During the three and nine months ended September 30, 1999, two branches were consolidated and the vacated property was sold for a gain of $1.5 million.

During the three and nine months ended September 30, 2000, BBC's trading operations resulted in a $16,000 loss and a $5,000 gain, respectively, compared to a $5,000 and a $59,000 loss during the same 1999 periods. During the third quarter of 2000 BBC discontinued its government securities and Euro-dollar trading activities closing out all option and future contracts. These trading activities did not meet BBC's overall growth and profit objectives.

During the three months ended September 30, 2000 BBC sold $2.8 million of equity securities for a $75,000 loss and $1.5 million of securitized mortgage-backed securities for a $67,000 gain.

During the nine months ended September 30, 2000, BBC securitized $58.5 million of loans held for sale and sold $31.4 million of the resulting securities for a $379,000 gain. BBC also sold $49.9 million of treasury notes for a $18,000 gain, $2.3 million of corporate bonds for a $112,000 loss and $6.2 million of securities available for sale for a $62,000 loss. The $62,000 loss includes a $781,000 write-down of marketable equity securities available for sale. The write-down was made due to a significant decline in the market value of the security. The decline was considered other than temporary due to the magnitude and length of time of the decline and the financial condition and the near term prospects for the issuer of the security. The securities was sold in September 2000.

During the three and nine months ended September 30, 1999 BBC sold $84.1 million and $222.6 million of securities available for sale for gains as shown on the above table. Included in the sales of securities available for sale were $24.1 million of securitized loans.

Transaction fee income declined during the three and nine months ended September 30, 2000. BBC experienced lower analysis charges and monthly transaction fee income during the three and nine months ended September 30, 2000 compared to the same periods in 1999. Overdraft charges were slightly higher during the three months ended September 30, 2000 compared to the same 1999 period.

The increase in ATM fee income during the three and nine months ended September 30, 2000 was primarily the result of a renegotiated profit sharing agreement for certain locations and increased ATM activity at BBC's branch locations.

The increase in other income during the three months ended September 30, 2000 was due to higher fees earned on deposit customer services and additional fee income from BBC's lease financing operations.

The decrease in other income during the nine months ended September 30, 2000 resulted from lower commissions earned from teller check outsourcing and deposit customer services.

BBC's non-interest income - Ryan Beck operations

The decline in principal transaction income during the three months ended September 30, 2000 compared to the same 1999 period was due to a volatile equity market and overall negative market sentiment exhibited by investors during the current quarter. Furthermore, Ryan Beck realized approximately $500,000 of trading gains in connection with a $544 million initial public offering that it managed during 1999.

The increase in principal transaction income during the nine months ended September 30, 2000 compared to the same 1999 period reflects revenues generated in general market research and internet stocks during the first half of this year. Additionally, Ryan Beck absorbed a significant one-day trading loss during the second quarter of 1999.

The significant decrease in investment banking revenues during the three and nine months ended September 30, 2000 compared to the same 1999 period resulted from the effect of a $544 million initial public offering during the 1999 quarter while investment banking revenues during the current quarter were at their lowest level since the quarter ended June 30, 1999.

The significant increase in commission income during the three months ended September 30, 2000 compared to the same 1999 period was attributed to mutual fund sales which was due to increased interest in the various mutual fund products offered to Ryan Beck clients. The increase in commission income during the nine months ended September 30, 2000 compared to the same 1999 period resulted from commissions from general market research stocks and BankAtlantic Bank Brokerage.

The decrease in other income during the three months ended September 30, 2000 resulted from lower fees from insurance sales. The increased other income during the nine months ended September 30, 2000 compared to the same 1999 period resulted from increased transaction fee income and an unrealized gain in a hedge fund investment.

BBC's non-interest income - Levitt operations

During the three and nine months ended September 30, 2000 SLWHC land sales resulted in gains of $266,000 and $2.1 million, respectively, while Levitt & Sons sales of real estate resulted in net gains of $3.2 million and $7.6 million, respectively. During the three and nine months ended September 30, 1999 SLWHC land sales resulted in gains of $241,000 and $5.6 million, respectively.

Levitt Corporation's equity in earnings from joint ventures was $1.5 million and $1.1 million during the three and nine months ended September 30, 2000 compared to a loss of $170,000 during the three months ended September 30, 1999 and a gain of $1.1 million during the nine months ended September 30, 1999. During the quarter ended September 30, 2000, a real estate joint venture closed on the sale of a multi-family apartment complex for a gain allocable to BBC of $664,000. During the first quarter of 1999, one of the real estate joint ventures closed on a land sale to an unaffiliated developer resulting in the recognition of a gain allocable to BBC of $1.7 million. Additionally, during the nine months ended September 30, 1999, BBC relinquished its equity participation rights in a loan accounted for as a joint venture in exchange for substantial principal repayments on the loan and a guarantee from a real estate investment trust resulting in BBC transferring $20.8 million in investments in joint ventures to loans receivable. The loan was repaid in full in 1999.

During February 2000, SLWHC received a cash payment of $8.5 million representing the full satisfaction of a receivable from public municipality providing water and wastewater services to St. Lucie West resulting in a $3.9 million gain. The gain was subsequently adjusted upward during the second quarter of 2000 by $363,000. The adjustment related to the finalization of proceeds due to minority participants. The cash payment is in full settlement of a receivable pursuant to the agreement dated December 1991 between SLWHC and the municipality. The 1991 agreement required the municipality to reimburse SLWHC for its cost of increasing the service capacity of the utility plant via payment to SLWHC of the future connection fees generated from such capacity.

During the three and nine months ended September 30, 2000, BBC capitalized $1.4 million and $4.9 million of interest expense associated with real estate inventory and investments and advances to real estate joint ventures. During the three and nine months ended September 30, 1999 BBC capitalized $171,000 and $503,000 of interest expense.

Other income during the three and nine months ended September 30, 2000 represents other revenues from Levitt & Sons and storage income from a marina property. Other income during the three months and nine months ended September 30, 1999 primarily represents accretion of SLWHC impact fee receivables established at the acquisition date. Levitt & Sons was acquired in December 1999.

BBC's non-interest expenses

                                                 For the Three Months Ended         For the Nine Months Ended
                                                       September 30,                      September 30,
                                                       -------------                      -------------

                                                2000       1999      Change        2000       1999      Change
                                                ----       ----      ------        ----       ----      ------
                     (In thousands)
Non-interest expense bank operations
Employee compensation and benefits            $ 11,548      9,657       1,891      33,553     28,332       5,221
Compensation in connection with merger           1,320       --         1,320       1,320       --         1,320
Occupancy and equipment                          6,053      5,497         556      17,292     16,086       1,206
Foreclosed asset activity, net                      24       (205)        229         299     (1,470)      1,769
Advertising and promotion                          914        483         431       2,947      1,282       1,665
Amortization of cost over fair value of net
  assets acquired                                  708        709          (1)      2,125      2,130          (5)
Other                                            5,653      4,985         668      16,129     14,914       1,215
                                              --------   --------    --------    --------   --------    --------
    Non-interest expense                        26,220     21,126       5,094      73,665     61,274      12,391
                                              --------   --------    --------    --------   --------    --------
Ryan Beck operations
Employee compensation and benefits               7,957     12,415      (4,458)     26,533     25,346       1,187
Occupancy and equipment                            903        873          30       2,611      1,959         652
Advertising and promotion                          384        337          47       1,039        846         193
Amortization of cost over fair value of net
       assets acquired                             310        306           4         933        854          79
Other                                            2,271      2,542        (271)      8,209      6,524       1,685
                                              --------   --------    --------    --------   --------    --------
Non-interest expenses                           11,825     16,473      (4,648)     39,325     35,529       3,796
                                              --------   --------    --------    --------   --------    --------
Real estate operations
Employee compensation and benefits               1,626        141       1,485       4,267        529       3,738
Advertising and promotion                          655        152         503       2,103        537       1,566
Selling, general and administrative              2,244      1,282         962       6,604      3,264       3,340
                                              --------   --------    --------    --------   --------    --------
                                                 4,525      1,575       2,950      12,974      4,330       8,644
                                              --------   --------    --------    --------   --------    --------
Total non-interest expense                    $ 42,570     39,174       3,396     125,964    101,133      24,831
                                              ========   ========    ========    ========   ========    ========


BBC's non-interest expense - bank operations

The significant increase in compensation expense during the three and nine months ended September 30, 2000 primarily resulted from the hiring of a new senior management team, as well as annual salary and benefit increases and recruiting expenses. Due to competitive local labor market conditions, BBC substantially increased its employee health insurance and 401(k) retirement benefits. Additionally, increased loan and deposit growth resulted in significant increases in bonuses and incentive compensation. The above compensation increases were partially offset by a recognized benefit of 538,000 and $931,000 for the three and nine months ended September 30, 2000 associated with BBC's defined benefit pension plan. The benefit was recognized due to a change in actuarial assumptions during 2000 associated with the rising interest rate environment. There was no corresponding benefit recognized during the 1999 periods.

The redemption and retirement of all publicly held shares of Class B Common Stock pursuant to the merger transaction resulted in compensation expense of $1.3 million for the three and nine months ended September 30, 2000. The compensation charge resulted form the exercise of options to acquire Class B common exercised six months before the merger date.

The increase in occupancy and equipment expenses during the three and nine months ended September 30, 2000 resulted from higher ATM equipment repair and maintenance, additional data processing fees, higher costs associated with branch network repairs and maintenance, and additional rental expense associated with new data processing facilities.

Higher advertising and promotion expense related to promotions associated with BankAtlantic's new deposit and loan products as well as promotional costs associated with internet banking.

The foreclosed asset activity, net primarily reflects residential loan REO operations during the three and nine months ended September 30, 2000.

The foreclosed asset activity, net included during the three months ended September 30, 1999 a $316,000 gain from the sale of foreclosed land acquired in connection with the acquisition of the Bank of North America in 1996. The foreclosed asset activity, net, included a $1.3 million gain from the sale of one parcel of previously foreclosed commercial real estate property during the nine months ended September 30, 1999.

The increase in other expenses during the three and nine months ended September 30, 2000 resulted from:

o higher consulting fees primarily associated with internet banking and upgrades to BBC's technology infrastructure, o increased provision for tax certificates attributed to the growth in the portfolio and o additional operating expenses such as postage, telephone and general corporate expenses associated with deposit and loan growth.

The above increases in other expense were partially offset by lower ATM expenses. The decline in ATM expenses primarily resulted from a review and renegotiation of various contracts with ATM vendors and suppliers.

  BBC's non-interest expense - Ryan Beck

  The decrease in compensation and benefits expense during the three months ended September 30, 2000 compared to the same 1999 period was primarily due to the $544 million initial public offering that closed in July 1999. Ryan Beck did not close on an initial public offerings during the 2000 quarter.

  The increase in compensation and benefits for the nine months ended September 30, 2000 compared to the same 1999 period resulted form higher commission expenses associated with the higher commission revenues referred to above and increases in salary, bonus, payroll taxes, profit sharing and insurance expenses associated with nearly 60 additional employees. Ryan Beck during 1999 significantly expanded its business activities including the diversification into the healthcare, consumer and technology industries, the expansion of investment banking activities, the expansion of retail operations into BankAtlantic branches and the acquisition of the Southeast Research Group.

  The increases in occupancy and equipment during the three and nine months ended September 30, 2000 compared to the same periods in 1999 reflects additional rent and depreciation expenses associated with the expansion of business activities indicated above and significant additions to assets related to upgrades of information hardware and software systems.

  The higher amortization of cost over fair value of net assets acquired for the nine months ended September 30, 2000 compared to the same 1999 period was attributable to the June 28, 1999 acquisition of the Southeast Research Group.

  The decrease in other expenses during the three months ended September 30, 2000 resulted from lower professional fees and clearing fees. During the September 2000 quarter Ryan Beck renegotiated its clearing agreement which significantly reduced its clearing fees.

  The increase in other expense during the nine months ended September 30, 2000 resulted from additional telephone, quotation and postage expenses associated with the expanded business activities as well as a significant increase in floor brokerage and clearing fees associated with a 73% increase in the number of trades.

  BBC's non-interest expense - real estate operations

  The increase in real estate operations non-interest expenses primarily related to the December 1999 acquisition of Levitt & Sons.

  BBC's Segment Reporting

  The table below provides segment information for continuing operations:

                                                   For the Three Months  For the Nine Months
                                                    Ended September 30,   Ended September 30,
                                                    -------------------   -------------------
                                                    2000       1999       2000       1999
                                                    ----       ----       ----       ----
Net contribution after income taxes
Bank investment operations-wholesale residential   $ 1,752      2,459      7,000      7,068
Bank investment operations - other                     127      1,602      1,139      5,294
Bank loan operations - retail products               1,090     (2,673)    (5,240)    (4,440)
Bank loan operations - commercial products            (145)     4,595      7,959     14,702
Real estate operations                                (300)    (1,069)       880      1,492
Investment banking operations                       (1,325)     3,976     (1,855)     1,575
                                                   -------    -------    -------    -------
Net contributions                                  $ 1,199      8,890      9,883     25,691
                                                   =======    =======    =======    =======

  BBC bank investment operations - wholesale residential

  Segment net contribution decreased during the three months ended September 30, 2000 compared to the same 1999 period primarily from a substantial increase in allocated overhead partially offset by higher interest income associated with a larger portfolio. The higher allocated overhead resulted from a significant increase in non-interest expenses as well as higher bank-wide interest expense primarily due to deposit and other borrowing rate increases. The additional interest income resulted from improvement in yields on interest earning assets.

  Segment net contribution during the months remained at 1999 levels due to higher average earnings assets and average yields during the nine month period of 2000 compared to the same 1999 period. The additional interest income from increased average assets and yields was offset by the substantially higher allocated overhead.

  BBC bank investment operations - other

  Segment net contribution declined during the three and nine months ended September 30, 2000 compared to the same 1999 period due to lower gains on the sale of loans and securities available for sale as well as a realized losses on the sales of marketable equity securities. The increase in interest income during the three and nine months ended September 30, 2000 compared to the same 1999 period resulted from increased average earning assets relating primarily to the purchase of securities during the period. The higher interest income was offset by allocated overhead.

  BBC bank loan operations - retail

  Segment net contribution increased during the three months ended September 30, 2000 due primarily to a substantial decrease in the provision for loan losses partially offset by lower earning asset balances, higher allocated overhead and lower fee income. The decline in the provision for loan losses reflects lower credit losses in BBC's indirect loan portfolio and declining aggregate small business and indirect loan balances. The decline in portfolio balances reflects lower fundings of small business loans and BBC's decision to cease the origination of indirect consumer loans during 1998. Additionally, non-interest income declined reflecting lower small business renewal fee income.

  Segment net contribution during the nine months ended September 30, 2000 compared to the same 1999 period decreased due to lower earning asset balances and a decline in fee income. The above decreases in net contributions were partially offset by an improvement in the provision for loan losses..

  BBC bank loan operations - commercial

  Segment net contribution declined substantially during the three and nine months ended September 30, 2000 compared to the same periods during 1999 due to a significant increase in the provision for loan losses, a $695,000 realized loss associated with a syndicated loan, and higher allocated overhead. The provision for loan losses increase resulted from higher loan balances and increased classified and problem assets in the syndicated loan portfolio.

  BBC real estate operations

  Segment net contribution from real estate operations during the three months ended September 30, 2000 compared to the same 1999 period increased due to a higher earnings from joint venture operations, and earnings from Levitt & Sons operations partially offset by additional overhead allocations. The decline in net contribution during the nine months ended September 30, 2000 reflects additional overhead allocations due to increased inter-company borrowings partially offset by the sale of a utility expansion receivable and a reduction in the deferred tax asset valuation allowance.

  BBC investment banking operations

Segment net contribution from investment banking operations during the three and nine months ended September 30, 2000 compared to the same 1999 period declined primarily due to the $544 million initial public offering that closed in July 1999, higher operating expenses resulting from the expansion of Ryan Beck operations and the acquisition of Southeast Research Group in June 1999.


Financial Condition

The Company's total assets at September 30, 2000 and December 31, 1999 were $4.4 billion and $96.7 million, respectively. On August 17, 2000, BankAtlantic Bancorp, Inc. ("BBC") Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all of its outstanding shares of Class B common stock not owned by BFC. The Class B Common Stock represents 100% of the voting rights of BBC. As the sole holder of BBC Class B Common Stock, BFC now controls greater than 50% of the vote of BBC and will be consolidated in the financial statement of BFC instead of carried on the equity basis. The financial statements for 2000 and the various financial schedules reflect major changes from the previous periods as a result of this transaction. Since the structure of the Company has changed, at September 30, 2000 and thereafter, BBC represents substantially all of the Company's assets and business operations. Comparative amounts for BBC are included in much of the discussion although they are not included in the accompanying financial statements.

BBC 's - Financial Condition

BBC's total assets at September 30, 2000 were $4.4 billion compared to $4.2 billion at December 31, 1999. The increase in total assets primarily resulted from increased:

     o tax certificates and other securities held to maturity due to purchases of mortgage-backed securities held to maturity and the funding of tax certificate acquisitions,
     o loans receivable, net resulting primarily from the origination and purchase of commercial real estate loans,
     o real estate held for development and sale and joint ventures due to the funding of loan commitments to real estate joint ventures,
     o accrued interest receivable reflecting the growth in earnings assets and payments receivable on interest rate swaps,
     o office properties and equipment resulting from computer hardware and software expenditures,
     o real estate owned reflecting a commercial nonresidential loan foreclosure and
     o    trading securities related to Ryan Beck operations

The above increases in total assets were partially offset by decreased:

     o securities available for sale resulting from principal pay-downs and sales of mortgage-backed securities, REMICs, and equity securities,
     o    FHLB stock reflecting sales during the period,
     o other assets reflecting lower balances in broker-dealer receivable, dealer reserve and prepaid expenses, and
     o deferred tax asset, net attributed to a decline in unrealized depreciation on securities available for sale.

BBC's total liabilities at September 30, 2000 were $4.2 billion compared to $3.9 billion at December 31, 1999. The increase in total liabilities primarily resulted from increased:

     o    deposit balances reflecting the introduction of new deposit products,

     o securities sold under agreements to repurchase and federal funds purchased used to fund growth in loans receivable, and other securities held to maturity and to pay-down FHLB advances,

     o advances by borrowers for taxes and insurance due to an increase in commercial real estate escrow balances and

     o other liabilities resulting from increased teller check balances, higher current taxes payable and the establishment of a deferred compensation liability associated with the BankAtlantic Bancorp-Ryan Beck Deferred Compensation Plan.

The retirement of $50.8 million of BBC's 5.625% convertible subordinated debenture during the nine months ended September 30, 2000 was offset by BBC issuing $34.7 million of investment notes and borrowing $19.96 million from an independent financial institution.

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuation that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is equity risk through its investment in BBC. The Company also bears a market risk in its venture capital investments and real estate.

Equity Price Risk

The Company has made venture capital investments in various entities and has invested in affiliated partnerships which hold investments in various entities with the anticipation that it will be able to achieve a return on its investment when these entities are either acquired by other companies or sell their stock in public offerings. It is possible that the products being developed by these entities will not gain market acceptance or that the public markets will not support a pricing of these entities that would provide the Company with a return on or recoupment of its investments in these entities. Management does not believe that market risk on these equity instruments would have a significant impact on the financial condition of the Company.

BBC maintains a portfolio of trading and available for sale securities which subjects BBC to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of BBC's securities sold not yet purchased, and trading and available for sale securities at September 30, 2000 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                  Available
                                   for Sale      Securities
     Percent        Trading         Equity        Sold Not          Total
    Change in      Securities     Securities        Yet          Appreciation
    Fair Value     Fair Value     Fair Value     Purchased      (Depreciation)
    ----------     ----------     ----------     ---------      --------------
      20 %          $31,055         34,406         (7,058)          9,734
      10 %           28,467         31,539         (6,470)          4,867
       - %           25,879         28,672         (5,882)              0
     (10)%           23,291         25,805         (5,294)         (4,867)
     (20)%           20,703         22,938         (4,706)         (9,734)

Ryan Beck is a market maker in equity securities which could from time to time require them to hold securities during declining markets. BBC attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of BBC's overall asset and liability management process.

Interest Rate Risk

The majority of BBC's assets and liabilities are monetary in nature subjecting BBC to significant interest rate risk. During the nine months ended September 30, 2000 BBC has entered into callable and noncallable interest rate swap contracts to change fixed rate time deposits to floating rate borrowings.

BBC has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring BBC's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at September 30, 2000 resulting from a change in interest rates. Interest rate sensitive instruments included in the model include BBC's loans, securities, other earning assets, deposits, other borrowings, debentures, financial derivatives and off balance sheet loan commitments.

BBC had fixed rate loan commitments aggregating $16.7 million at September 30, 2000.

The model calculates the net potential gains and losses in net portfolio fair value by:

     (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at September 30, 2000,

    (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and

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

Presented below is an analysis of BBC's interest rate risk at September 30, 2000 as calculated utilizing BBC's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                          Net Portfolio
     Changes                  Value                   Dollar
     in Rate                  Amount                  Change
     -------                  ------                  ------
                          (In thousands)
     +200 bp                $  184,072              (110,100)
     +100 bp                   242,857               (51,315)
        0 bp                   294,172                   --
    (100) bp                   332,765                38,593
    (200) bp                   321,771                27,599

In preparing the above table, BBC makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include loan prepayment rates, deposit decay rates, market values of certain assets under the assumed interest rate scenarios, and repricing of certain deposits and borrowings.

It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that BBC's assets and liabilities would be impacted as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which BBC may take in the future

Liquidity and Capital Resources

The primary sources of funds to the Company (without consideration of BBC's liquidity and capital resources) for the nine months ended September 30, 2000 were dividends from BBC, return of amounts previously held in escrow for called Subordinated Debentures, interest received on advances to an affiliate in connection with real estate held for development and sale, revenues from property operations, principal reduction on loan receivables and fees and interest received upon formation of affiliated partnerships. These funds were primarily utilized to invest in venture capital technology entities, reduce mortgage payable and other borrowings and to fund operating expenses and general and administrative expenses.

In January 2000, in accordance with the terms of the escrow agreement entered into in connection with litigation settlements, approximately $2.5 million remaining in escrow to fund future payments associated with the called Subordinated Debenture was released to the Company. Any future payments associated with these settlements will be paid from the Company's working capital. Payments are made only when a claimant presents for cancellation the subordinated debenture that was cancelled upon settlements of litigation. At September 30, 2000, there was approximately $5.0 million that could be presented for payment in the future. The Company is not obligated to pay interest on this amount.

As previously indicated the Company holds approximately 26.2% of Class A and 100% of Class B Common Stock of BBC. The payment of dividends by BBC is subject to declaration by BBC's Board of Directors and will depend upon, among other things, the results of operations, financial condition and cash requirements of BBC and the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. Currently, BFC receives a quarterly dividend aggregating approximately $322,000 from BBC.

BBC's Liquidity and Capital Resources

BBC's principal source of cash flow is dividends from BankAtlantic, sales of securities available for sale, borrowings from financial service companies, and proceeds from the issuance of debt and equity securities. Such funds were utilized by BBC to pay dividends on its outstanding common stock, interest payments on its 5-5/8% Debentures, investment notes and notes payable, acquire its common stock, fund purchases of securities available for sale, and repurchases of its Debentures. Dividends from BankAtlantic to BBC are currently subject to regulatory approval.

BankAtlantic's primary sources of funds during the first nine months of 2000 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, loans held for sale, FHLB stock, REO, and real estate held for development, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment, and deposit inflows. These funds were primarily utilized to fund operating expenses, deposit maturities, loan purchases and fundings, purchases of FHLB stock, and increases in tax certificates, trading securities, real estate inventory, joint venture investments, securities held to maturity and securities available for sale. At September 30, 2000, BankAtlantic met all applicable liquidity and regulatory capital requirements.

BBC's commitments to originate loans at September 30, 2000 were $164.9 million compared to $173.8 million at September 30, 1999. Additionally, BBC had commitments to purchase $21.0 million of mortgage-backed securities at September 30, 2000 compared to zero during the same 1999 period. At September 30, 2000, loan commitments were 6.0% of net loans receivable.

Leasing Technology Inc. ("LTI") is obligated on leases sold with full recourse by LTI to investors prior to BBC's acquisition. Under the terms of such agreements, LTI is subject to recourse for 100% of the remaining balance of the lease receivable of LTI sold upon a default by the lessees. At September 30, 2000, the amount of lease payments subject to such recourse provisions was approximately $1.2 million and a $47,000 estimated liability on leases sold with recourse is included in other liabilities in BBC's Statement of Financial Condition.

On August 17, 2000, BBC's Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all publicly held shares of BBC Class B Common Stock at a price of $6.00 per share that had the effect of converting the Company's 4,876,124 shares of BBC Class B Common Stock into Class B Common Stock with an equivalent economic value. Pursuant to the transaction, BBC paid $33.1 million (including $1.4 million of transaction expenses) to retire 5,275,752 shares of BBC Class B Common Stock. As a result of the transaction that was structured as a merger, BFC Financial Corporation became the sole holder of all BBC Class B Common Stock. The BBC Class B Common Stock held by BFC represents 100% of the voting rights of BBC.

Outstanding options to purchase BBC Class A Common Stock remained exercisable for the same number of shares of BBC Class A Common Stock of BBC as the surviving corporation for the same exercise price and upon the same terms as in effect before the merger. Likewise, BBC's 6-3/4% Convertible Subordinated Debentures due 2006 and 5-5/8% Convertible Subordinated Debentures due 2007 remained convertible into the same number of shares of Class A Common Stock of BBC as the surviving corporation at the same conversion price and upon the same terms as in effect before the merger.

All outstanding options to acquire BBC Class B Common Stock were exchanged for 1,704,148 non-qualifying options to acquire BBC Class A Common Stock at an exercise price ranging from $2.26 to $2.32. The Class A options issued had the same intrinsic value as BBC Class B options canceled and had substantially the same terms and conditions as the former options to purchase shares of BBC Class B Common Stock, including vesting and term. The 1994 option plan for the issuance of options to acquire Class B Common Stock was terminated.

In August 2000, BBC announced a tender offer for up to $25 million in principal amount of BBC's outstanding 5 5/8% Debentures due 2007 for a cash price of $730 per $1,000 principal amount of 5-5/8% Debentures. On September 29, 2000 BBC accepted for purchase the maximum $25 million aggregate principal amount of 5-5/8% Debentures for an aggregate purchase price of $18.25 million under the terms of the tender offer. Upon expiration of the tender offer, approximately $45 million aggregate principal amount of the 5-5/8% Debentures had been validly tendered, and since this amount exceeded the $25 million principal amount tendered by BBC, the 5-5/8% Debentures tendered were purchased on a pro-rata basis (at a ratio of approximately 56%) in accordance with the terms of the tender offer. BBC recognized a $3.8 million (net of income tax) extraordinary gain upon the retirement of the Debentures. Subject to market conditions and other factors, BBC may seek to repurchase additional 5-5/8% Debentures in the future.

In January 2000, BBC announced a tender offer for up to $25 million in principal amount of BBC's outstanding 5 5/8% Debentures due 2007 for a cash price of $750 per $1,000 principal amount of 5-5/8% Debentures. On February 29, 2000 BBC accepted for purchase the maximum $25 million aggregate principal amount of 5-5/8% Debentures for an aggregate purchase price of $18.75 million under the terms of the tender offer. Upon expiration of the tender offer, approximately $60 million aggregate principal amount of the 5-5/8% Debentures had been validly tendered, and since this amount exceeded the $25 million principal amount tendered by BBC, the 5-5/8% Debentures tendered were purchased on a pro-rata basis (at a ratio of approximately 41%) in accordance with the terms of the tender offer. BBC recognized a $3.5 million (net of income tax) extraordinary gain upon the retirement of the Debentures.

During the third quarter of 2000 BBC purchased $700,000 of 5-5/8% Debentures in the secondary market and recognized an extraordinary gain of $158,000 net of tax.

In January 2000, BBC began an offering of up to $150 million of its subordinated investment notes. BBC currently anticipates that no more than $50 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and BBC may terminate the offering at any time. The interest rate and maturity date are fixed upon issuance. At September 30, 2000 BBC had issued an aggregate of $34.7 million of investment notes with interest rates between 10% and 11.75% and maturity dates between February 2002 and September 2002. BBC may elect at any time prior to maturity to automatically extend the maturity date of the investment notes for an additional one year. The investment notes are subordinated to all existing and future senior indebtedness.

On August 24, 2000, BBC closed on a revolving credit facility of up to $20 million from an independent financial institution. The credit facility has a three year term and bears interest at prime minus 50 basis points. The Credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. At September 30, 2000, the credit facility had an outstanding balance of $19.96 million. BBC was in compliance with all loan covenants at September 30, 2000.

BBC used the proceeds from the investment notes and the revolving credit facility to fund the tender offer and the merger transaction.

On March 1, 2000, 749,533 restricted shares of BBC Class A Common Stock issued to key employees of Ryan Beck in connection with the acquisition of Ryan Beck were retired in exchange for the establishment of interests in the BankAtlantic Bancorp-Ryan Beck Deferred Compensation Plan ("Plan") in the aggregate amount of $7.8 million. In January 2000, each participant in the Ryan Beck retention pool was provided the opportunity to exchange those restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value of the restricted shares at the date of the Ryan Beck acquisition. BBC may at its option terminate the Plan at anytime without the consent of the participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). Subject to the terms of the Plan, the participant's account will be settled by BBC in cash on the vesting date (June 28, 2002) except BBC can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If BBC elects to exercise it rights to defer 50% of the cash payment, BBC will issue a note bearing interest at prime plus 1%. As a result of the exchange, stockholders' equity declined by $3.2 million with a corresponding increase in other liabilities.

On July 14, 1999, BBC's Board of Directors approved the repurchase on the open market of up to 3.5 million shares of BBC's common stock. The Board authorized the repurchase of common stock on a "time-to-time" basis, depending upon market conditions and subject to compliance with applicable securities laws. Pursuant to the above repurchase plan BBC paid $4.4 million to repurchase and retire 736,000 shares of BBC Class B Common Stock during the nine months ended September 30, 2000. Pursuant to a previously announced plan to repurchase shares of common stock, BBC paid $8.4 million to repurchase and retire 1,149,655 shares of Class A Common Stock and $1.6 million to repurchase and retire 221,345 shares of BBC Class B Common Stock during the nine months ended September 30, 1999.

During the nine months ended September 30, 2000 BBC entered into interest rate swap contracts with various primary brokers in an aggregate notional amount of $275 million, of which $150 million terminate two years from the date of issuance and are callable six months from the date of issuance, $75 million terminate one year from the date of issuance, $30 million terminate one year from the date of issuance and are callable three months after the issue date and $20.0 million terminate five years from the issue date and are callable one year after the issue date. The interest rate swap contracts obligate BBC to pay the one month LIBOR index and BBC receives an average fixed rate of interest of 7.08% for the two year interest rate swaps, 6.83% for the one year interest rate swaps, 7.10% for the one-year-callable interest rate swaps and 7.20% for the five-year-callable interest rate swaps. The interest rate swap contracts were executed to convert BBC's fixed rate callable time deposits to a one-month LIBOR interest rate.

At the indicated date BankAtlantic's capital amounts and ratios were:

                                                       Adequately       Well
                               Actual                 Capitalized   Capitalized
                               Amount       Ratio        Ratio         Ratio
                               ------       -----        -----         -----

             (In thousands)
At September 30, 2000:
Total risk-based capital      $ 331,025     11.67 %       8.00 %      10.00 %
Tier I risk-based capital       295,444     10.41         4.00         6.00
Tangible capital                295,444      6.99         1.50         1.50
Core capital                    295,444      6.99         4.00         5.00

At December 31, 1999:
Total risk-based capital        339,322     13.30         8.00        10.00
Tier I risk-based capital       307,270     12.04         4.00         6.00
Tangible capital                307,270      7.71         1.50         1.50
Core capital                    307,270      7.71         4.00         5.00

Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in the BBC's Annual Report on Form 10K for the year ended December 31, 1999.

BBC's wholly owned subsidiary, Ryan Beck, is subject to the net capital provisions of the Securities Exchange Act of 1934. At September 30, 2000, Ryan Beck's regulatory net capital was approximately $6.3 million, which exceeded minimum net capital rule requirements by $5.3 million.

Ryan Beck operates as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to Securities and Exchange Commission rules relating to possession or control and customer reserve requirements and was in compliance with such rules at September 30, 2000.

                           PART II - OTHER INFORMATION

Item 1 through 5. - Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

     a)   Index to Exhibits - None

     b) No report on Form 8-K was filed during the three months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BFC FINANCIAL CORPORATION



Date: November 10, 2000          By:     /s/  Alan B. Levan
                                     -----------------------------------------
                                     Alan B. Levan, President



Date: November 10, 2000          By:     /s/  Glen R. Gilbert
                                     -----------------------------------------
                                     Glen R. Gilbert, Executive Vice President
                                      Chief Accounting Officer and
                                      Chief Financial Officer