Form 10-K405
period 2000-12-31
BFC FINANCIAL CORP
filed 2001-04-02
CIK 315858

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2000

                             Commission File Number

                                     0-9811

                            BFC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            Florida                                    59-2022148
    -----------------------                 ------------------------------------
    (State of Organization)                 (IRS Employer Identification Number)

   1750 E. Sunrise Boulevard
    Ft. Lauderdale, Florida                              33304
---------------------------------------                ---------
(Address of Principal Executive Office)                (Zip Code)

                                 (954) 760-5200
             ------------------------------------------------------
               Registrant's telephone number, including area code

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

                                                                  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendments to this form 10-K.

                                                                             [X]

    Aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant:
                        As of March 23, 2001 $13,782,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

      Class A common stock of $.01 par value, 6,454,494 shares outstanding. Class B Common stock of $.01 par value, 2,354,907 shares outstanding.

        Documents Incorporated by Reference in Part IV of this Form 10-K:

Portions of Registrant's Definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders is incorporated in Part III of this report.

                      [THIS PAGE INTENTIONALLY LEFT BLANK}

                                     PART I

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on expectations of BFC Financial Corporation ("the Company" ) and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with: the impact and effects of increased leverage at BankAtlantic Bancorp, Inc.; economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and the related sufficiency of BankAtlantic's allowance for loan losses, changes in interest rates and economic policies; the success of technological, strategic and business initiatives; the profitability of its banking and non-banking initiatives; risks associated with the value of the Company's equity investments; and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control.

ITEM 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

BFC Financial Corporation and its subsidiaries are collectively identified herein as the "Registrant", "BFC" or the "Company". BFC Financial Corporation is a unitary savings bank holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC is also a diversified financial unitary savings bank holding company which owns 100% of the outstanding stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic") and its subsidiaries, including Levitt Corporation ("Levitt") and its subsidiaries and Ryan Beck & Co., LLC ("Ryan Beck") and its subsidiaries.

In August 2000, BBC shareholders approved a corporate transaction that resulted in the retirement of all publicly held BBC Class B Common Stock, other than the Class B Common Stock held by BFC. As a consequence, BFC is now the sole holder of the Class B Common Stock which represents 100% of the voting rights of BBC. Because BFC now controls greater than 50% of the vote of BBC, BBC commencing in 2000 is consolidated in the Company's financial statements instead of carried on the equity basis.

At December 31, 2000, the Company's ownership in BBC Class A Common Stock and Class B Common Stock was approximately 26% and 100%, respectively, in the aggregate representing 36% of all of the outstanding BBC Common Stock. The Company acquired control of BBC in 1987 for a total investment of approximately $43 million. From 1987 through June 1993, the Company increased its ownership in BBC to 77.83%. In November 1993, the Company's ownership of BBC decreased to 48.17%, as a consequence of the Company's and BBC's sales of shares of BBC Common Stock and since that time has been further reduced to its current level as a consequence of the additional issuance of common stock by BBC in connection with acquisitions and the exercise of BBC stock options.

BBC is a Florida-based diversified financial services holding company which owns BankAtlantic, Levitt (a subsidiary of BankAtlantic) and Ryan Beck. BankAtlantic, a federally-chartered, federally-insured savings bank was organized in 1952, and provides traditional retail banking services and a full range of commercial banking products and related financial services through 70 branch offices located primarily in Miami-Dade, Broward, Hillsborough and Palm Beach Counties in the State of Florida. BankAtlantic's activities include: (i) attracting checking and savings deposits from the public and general business customers,
(ii) originating commercial real estate and business loans, and consumer and small business loans, (iii) purchasing wholesale residential loans from third parties and (iv) making other investments in mortgage-backed securities, tax certificates and other securities. BankAtlantic is regulated and examined by the Office of Thrift Supervision and the FDIC.

Levitt owns St. Lucie West Holding Corp. ("SLWHC"), a developer of a master planned residential, commercial and industrial community in St. Lucie County, Florida, and Levitt and Sons, Inc. ("Levitt and Sons"), a developer of single-family home communities, condominiums and rental apartment complexes. Levitt also has several other real estate joint venture investments in South Florida.

Ryan Beck provides a full range of investment banking, brokerage and investment management services through offices in New Jersey, New York, Pennsylvania, Massachusetts, Maine and Florida.

During 1999 and 2000, the Company (without consideration of BBC) acquired interests in unaffiliated technology entities. During 2000, interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the managing general partners of these partnerships. Interests in such partnerships were sold in 2000 and 2001 to accredited investors including affiliates in private offerings. During 2000, approximately $11.5 million of capital was raised by these partnerships. Of that amount, BFC, BBC and the general partners retained ownership of approximately $3.0 million. In addition to that amount, officers, directors and affiliates of the Company invested approximately $3.2 million in such partnerships. The limited partnerships' accounts are included in the consolidated financial statements of the Company. Adjustments to operations relating to changes in the Company's percentage ownership are reflected in minority interest. It is anticipated that the Company may form additional partnerships in the future to invest in the technology sector. The Company also holds direct interests in non-affiliated entities of approximately $1.7 million in the retail sector and approximately $2.5 million in the technology sector.

In addition to its other activities, the Company apart from BBC and BBC's subsidiaries, owns and manages real estate. Since its inception in 1980, and prior to acquiring control of BBC, the Company's primary business was the organization, sale and management of real estate investment programs. A subsidiary of the Company continues to serve as the corporate general partner of a public limited partnership which files periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years. The Company ceased the organization and sale of real estate investment programs in 1987.

The Company continues to hold mortgage notes receivable of approximately $1.2 million which were received in connection with the sale of properties previously owned by the Company. In recent years, the Company has made additional real estate investments. In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo, Vice Chairman of the Board, and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group share equally in profits after interest earned by the Company on advances made by the Company. The Company bears any risk of loss under the arrangement with the Abdo Group.

Pursuant to this arrangement with the Abdo Group, in December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 2000, the 70 acres were sold to unaffiliated third parties for approximately $21.4 million and the Company recognized net gains from the sales of real estate of approximately $4.8 million. The Abdo Group's profit participation of approximately $3.4 million was included in cost of sales. In 2000, the Abdo Group received approximately $2.6 million for their real estate sales profit participation less other costs and expenses at the Center Port property.

BUSINESS SEGMENTS

The Company is a diversified financial services holding company that provides a full line of products and services encompassing consumer and commercial banking; real estate construction and development, and brokerage and investment banking. Management reports results of operations through seven segments: Capital Markets, Commercial Banking and Community Banking, which are Bank Operation segments and are operated solely by BBC and BankAtlantic, Levitt Corporation, Ryan Beck, BBC Parent Company and BFC Holding Company.

CAPITAL MARKETS

The Capital Markets segment manages the investments in the securities portfolios as well as wholesale and retail residential lending activities. The Capital Markets segment administers the fixed income securities portfolios which include securities available for sale, investment securities and tax certificates. Additionally, this segment also handles the residential loan portfolio.

RESIDENTIAL LOANS - Through, BankAtlantic we make residential real estate loans secured by property located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties. Community Reinvestment Act ("CRA") residential loans are originated through BankAtlantic branch banking network and handle other types of residential loans through a referral program with an unaffiliated lender on a fee basis. Both fixed rate and adjustable rate loans are originated with amortization periods up to 30 years.

SECURITIES AVAILABLE FOR SALE - Securities available for sale consist of mortgage-backed securities, treasury notes and real estate mortgage investment conduits ("REMIC"). BankAtlantic's securities portfolio serves as a source of liquidity while providing a means to moderate interest rate changes. The decision to purchase and sell securities is based upon current assessment of the economy, the interest rate environment and our liquidity requirements.

INVESTMENT SECURITIES HELD TO MATURITY AND TAX CERTIFICATES -- Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. Interest accrues at the rate established at the auction or by statute. The minimum repayment, in order to satisfy the lien, is the certificate amount plus the interest accrued through the redemption date and applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void. Experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayments generally occur over a two year period. Other than in Florida and Georgia, there is no significant concentration of tax certificate holdings in any one taxing authority. Investment securities held to maturity consist of adjustable rate mortgage-backed securities issued by government agencies. These securities have minimal credit and interest rate risk due to the government agency guarantee of the principal balance and periodic interest rate adjustments.

The composition, yields and maturities of securities available for sale and investment securities and tax certificates were as follows (in thousands):


                                        U.S.                                            Corporate
                                     Treasury                           Mortgage          Bond                         Weighted
                                        and              Tax             Backed            and                          Average
                                      Agencies       Certificates      Securities         Other           Total          Yield
                                     ----------      ------------      ----------       ---------       ----------     --------
December 31, 2000
Maturity: (1)
   One year or less                       5,945       $   87,477       $    4,480       $       --       $   97,902       10.57%
   After one through five years              --           34,875              313              250           35,438       11.10
   After five through ten years              --               --           11,626               --           11,626        5.39
   After ten years                           --               --        1,033,633               --        1,033,633        6.42
                                     ----------       ----------       ----------       ----------       ----------       -----
Fair values(2) (3)                   $    5,945       $  122,352       $1,050,052       $      250       $1,178,599        6.90%
                                     ==========       ==========       ==========       ==========       ==========       =====
Amortized cost (2) (3)               $    5,945       $  122,352       $1,056,470       $      250       $1,185,017        6.43%
                                     ==========       ==========       ==========       ==========       ==========       =====
Weighted average yield based
    on fair value                        5.82%            11.15%            6.41%            7.00%          6.90%
Weighted average maturity             0.2 years        2.0 years       21.7 years        4.7 years       19.5 years
                                     ----------       ----------       ----------       ----------       ----------


(1) Maturities are based on contractual maturities. Tax certificate maturities are based on historical repayment experience and BankAtlantic's charge-off policies since tax certificates do not have contractual maturities.
(2) Equity securities with a cost of $35.0 million and a fair value of $48.4 million at December 31, 2000 were excluded from the above table.
(3) Trading securities of $43.6 million for 2000 were excluded from the above table.

COMMERCIAL BANKING

The Commercial Banking segment provides a wide range of commercial lending products. These products include commercial real estate construction, residential development and land acquisition loans, commercial business loans to customers with balances over $1.0 million, and international term financing, trade finance and banker's acceptances. This segment also provides letters of credit and standby letters of credit to its corporate customers and is responsible for our lease financing operations.

COMMERCIAL REAL Estate - Commercial real estate loans normally are secured by property located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area. Commercial real estate loans, other than those relating to Levitt joint ventures, typically are based on a maximum of 75% of the collateral's appraised value and typically require the borrower to maintain escrow accounts for real estate taxes and insurance. Prior to making a loan, the value of the collateral, the quality of the loan, the credit worthiness of the borrowers and guarantors, the location of the real estate, the projected income stream of the property, the reputation and quality of management constructing or administering the property, and the interest rate and fees are all considered. It is normally required that these loans be guaranteed by one or more of the principals of the borrowing entity. The loans and our investments in affiliated joint ventures may result in consolidated exposure in excess of the typical loan to value ratio and guarantees of the principals are not required.

COMMERCIAL BUSINESS - Commercial business loans are generally over $1.0 million and made to medium size companies located throughout Florida, primarily in the Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area. Both secured and unsecured loans are made, although the majority of these loans are on a secured basis. New commercial business loans are typically secured by the accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime-based. These loans typically are originated for terms ranging from one to five years.

INTERNATIONAL - International lending operations provide the following:

         o Trade financing for correspondent financial institutions in Latin America, including pre-export financing, advances on letters of credit and banker's acceptances,
         o Trade financing for local commercial customers who are primarily importing from or exporting to Latin America,
         o Term financing of the export of United States goods and services guaranteed by the EximBank and
         o        Other correspondent banking services.

International loans have rates tied to either prime or LIBOR, and generally have maturities of one year or less.

BANKER'S ACCEPTANCES - Banker's Acceptances are collateralized by inventory and accounts receivable of borrowers of the issuing bank and are unconditional obligations of the issuing bank. Banker's acceptances are issued primarily to corporate customers that do business in foreign countries.

STANDBY LETTERS OF CREDIT AND COMMITMENTS - Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is the same as extending loans to customers. Certificates of deposit and residential and commercial liens may be held as collateral for letters of credit.

Through BankAtlantic commitments for commercial real estate and commercial business loans are issued. In most cases these commitments are for three months. Commitments are extended to financial institutions in Latin America which can be terminated at any time by us. Financial institutions are evaluated on a case by case basis.

LEASE FINANCING - BankAtlantic also leases or finances trucks and manufacturing and construction equipment to businesses located primarily in Miami-Dade, Broward and Palm Beach Counties in Florida. The leases are secured by the acquired equipment and are originated with terms ranging from two to five years. Residuals are typically less than 10% of the original purchase price of the equipment. The lease interest component is at a fixed rate.

Lease financing is considered sub-prime lending and generally has a higher degree of risk than our portfolio. These leases are more likely to be adversely impacted by unfavorable economic conditions and are highly dependent on the success of the business and the credit worthiness of the principals.

COMMUNITY BANKING

The Community Banking segment offers a complete range of loan products for individuals and small businesses. These products include home equity loans, automobile loans, overdraft protection on deposit accounts and small business lending. The above loans are originated by business bankers through the BankAtlantic branch network. This segment also administers our ATM network operations located in retail outlets, cruise ships, Native American reservation gaming facilities and BankAtlantic branch locations.

SMALL BUSINESS - Small business loans are generally made to companies located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area. Small business loans are originated on a secured or unsecured basis and do not exceed $1.0 million. These loans are originated with maturities primarily ranging from one to three years or on demand. Lines of credit are due upon demand. Small business loans typically have either fixed or variable prime based interest rates.

Small business loans generally have a higher degree of risk than other loans in our portfolio because they are more likely to be adversely impacted by unfavorable economic conditions. In addition, these loans typically are highly dependent on the success of the business and the credit worthiness of the principals.

CONSUMER - Consumer loans are primarily loans to individuals originated through BankAtlantic's branch network and sales force of business bankers. The majority of our originations are home equity lines of credit secured by a second mortgage on the primary residence of the borrower. BankAtlantic does not currently use brokers to originate loans. In the past, BankAtlantic originated automobile loans through automobile dealers but this activity was discontinued during the fourth quarter of 1998. Home equity lines of credit have prime-based interest rates and generally mature in fifteen years. All other consumer loans generally have fixed interest rates with terms ranging from one to five years.

UNDERWRITING AND CREDIT MANAGEMENT

BBC has a centralized underwriting area that establishes policies and procedures for our banking operations segments and their related products. BBC is exposed to the risk that borrowers or counter-parties may default on their obligations. Credit risk arises through the extension of loans and leases, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and capital markets transactions. In an attempt to manage this risk, BBC has established policies and procedures to manage both on and off-balance sheet credit risk.

The Chief Credit Officer works with BankAtlantic lending officers and various other line personnel who conduct activities involving credit risk and is involved in the implementation, refinement and monitoring of credit policies and procedures.

BBC attempts to manage credit exposure to individual borrowers and counter-parties of its banking operations on an aggregate basis including loans and leases, securities, letters of credit, bankers' acceptances, derivatives and unfunded commitments. In addition, the creditworthiness of individual borrowers or counter-parties is analyzed by credit personnel, and limits are established for the total credit exposure to any one borrower or counter-party. Credit limits at BankAtlantic are subject to varying levels of approval by senior line and credit risk management.

For products in the commercial banking division a borrower's ability to make principal and interest payments and the value of the collateral securing the underlying loans is evaluated. Independent appraisers generally perform on-site inspections and valuations of the collateral for commercial real estate loans. Commercial real estate and commercial and syndicated business loans of $1.0 million to $5.0 million at BankAtlantic require Senior Loan Committee approval and Major Loan Committee ratification. Commercial loans over $5.0 million require the approval of the Major Loan Committee. BankAtlantic's Major Loan Committee consists of: the Chief Executive Officer; Vice Chairman; Chief Credit Officer; Executive Vice President Commercial Lending; and certain other officers of BankAtlantic.

International loan underwriting procedures assess the country risk and the credit quality of the borrower. International loans to correspondent banks must be approved by the International Loan Committee ("ILC"). BankAtlantic's ILC includes the Chief Credit Officer, certain Executive Vice Presidents, and the Manager of International Lending.

BankAtlantic's Country Risk Committee ("CRC") also monitors the international loans. The CRC members include the ILC members and an independent economist. The CRC meets quarterly to review each country and establish guidelines by country, including amount of exposure, acceptable types of transactions and duration.

For consumer and small business lending, credit scoring systems are utilized by BankAtlantic to assess the relative risks of new underwritings and provide standards for extensions of credit. Consumer and small business portfolio credit risk is monitored primarily using statistical models and regular reviews of actual payment experience to predict portfolio behavior.

Consumer loans for $250,000 or more also require the approval of BankAtlantic's Major Loan Committee. BankAtlantic's Chief Credit Officer must approve all small business loans at or above $750,000 but less than $1.0 million.

Through BankAtlantic, we purchase residential loans in the secondary markets. These loans are secured by property located throughout the United States. For residential loan purchases, BBC reviews the seller's underwriting policies and subject certain of the individual loans to an additional credit review. These loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. BBC sets guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, borrower's sources of funds, appraisal, and loan documentation. Residential loans, primarily Community Reinvestment Act loans are also originated. The underwriting of these loans generally follows government agency guidelines with independent appraisers generally performing on-site inspections and valuations of the collateral.

Residential loans for over $500,000 require approval by BankAtlantic's Senior Loan Committee and ratification by BankAtlantic's Major Loan Committee. Purchased residential loans in pools greater than $50 million require BankAtlantic Investment Committee approval.

An independent credit review group conducts ongoing reviews of credit activities and portfolios at BankAtlantic, reexamining on a regular basis risk assessments for credit exposure and overall compliance with policy.

The primary credit exposure is focused in our loan and lease portfolio, which totaled $2.9 billion and $2.7 billion at December 31, 2000 and 1999, respectively.

At December 31, 2000, loans and leases receivable in the Community Banking segment were composed of (in thousands):

                                                        Amount           Percent
                                                       ----------        -------
         LOANS RECEIVABLE:
         Real estate:

           Residential real estate                     $1,316,062         46.14%
           Construction and development                   937,881         32.88
           Commercial real estate                         369,282         12.95
           Small business - real estate                    28,285          0.99
         Other loans:
           Second mortgage - direct                       124,859          4.38
           Second mortgage - indirect                       4,020          0.14
           Commercial business                             86,194          3.02
           Small business - non-mortgage                   69,325          2.43
           Lease finance                                   75,918          2.66
           Due from foreign banks                          64,207          2.25
           Consumer - other direct                         33,036          1.16
           Consumer - other indirect                       58,455          2.05
         Loans held for sale:
           Syndication loans                               80,016          2.80
                                                       ----------        ------
                 Total                                  3,247,540        113.85
                                                       ----------        ------
         Adjustments:
         Undisbursed portion of loans
           in process                                     344,390         12.07
         Unearned discounts (premiums)                      3,675          0.13
         Allowance for loan losses                         47,000          1.65
                                                       ----------        ------
                 Total loans receivable, net           $2,852,475        100.00%
                                                       ==========        ======
         BANKER'S ACCEPTANCES                          $    1,329        100.00%
                                                       ==========        ======

INTEREST EXPENSE AND OVERHEAD ALLOCATIONS TO BANK OPERATION SEGMENTS

Interest expense and overhead for Bank Operation segments represents interest expense and certain revenue and expense items which are allocated to each Bank Operation segment based on its pro-rata average assets. Items included in interest expense and overhead include interest expense on deposits, FHLB advances, securities sold under agreements to repurchase and short term borrowings along with back office and corporate headquarter operating expenses, net of deposit account fee income.

DEPOSITS - The deposits include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts, IRA and Keogh retirement accounts, brokered certificates of deposit and public funds. Deposits are solicited in our market areas through advertising and relationship banking activities primarily conducted through our sales force and branch network. During December 1999, BBC began offering Internet banking products. Most depositors are residents of Florida at least part of the year. BBC has several relationships, including one with Ryan Beck, for the placement of brokered certificates of deposit. These relationships are considered an alternative source of funding.

FEDERAL HOME LOAN BANK ("FHLB") ADVANCES - BankAtlantic is a member of the FHLB and can apply for secured advances from the FHLB of Atlanta. Advances are collateralized by a security lien against our residential loans and securities. In addition, certain levels of FHLB stock must be maintained for outstanding advances. FHLB advances or borrowings are primarily used to fund the purchased residential loan portfolio.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT TERM BORROWINGS -- Short term borrowings consist of securities sold under agreements to repurchase, federal funds borrowings and borrowings from the Federal Reserve Bank. Securities sold under agreements to repurchase is a transaction whereby a portion of the current investment portfolio (usually MBS and REMIC's) is sold at a negotiated rate and the same assets are repurchased on a specified date. Repurchase agreements are issued to institutions and BankAtlantic customers. These transactions are collateralized by the investment portfolio. Customer repurchase agreements are not insured by the FDIC. Federal funds borrowings are established unsecured facilities with various federally insured banking institutions to purchase federal funds. The facilities are used on an overnight basis to assist in managing our cash flow requirements. These federal fund lines are subject to periodic review and may be terminated at any time by the issuer institution. We established a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against our consumer loans.

LEVITT CORPORATION

Levitt is the real estate construction and development segment. Levitt through its wholly owned subsidiary Levitt and Sons, is a developer of planned communities for the growing active adult market and its current home development projects are located in Florida. Levitt also engages in real estate activities through St. Lucie West Holding Corp. and several investments in real estate joint venture development projects in South Florida. SLWHC owns the unsold land and other entitlements of the master planned community commonly known as St. Lucie West. The majority of Levitt's assets and activities are located in South Florida. Changes in the economic conditions of the area would have an impact on the operations of Levitt.

Levitt's construction activity is summarized as follows:

                                                    At or for Year Ended
                                               December 31,         December 31,
                                                  2000                 1999*
                                               ------------         ------------
         LEVITT AND SONS
         Pre-sold backlog                            703                   330
         Homes delivered and titled                  620                   599
         Lot inventory (owned or optioned)         2,613                 3,355
         Average sale price of homes            $201,000              $183,000

         SLWHC
         Inventory in acres                        1,066                 1,211
         Inventory sold in acres                     145                   312


         (*) Levitt and Sons' 1999 results of operations are not reflected in the Company's 1999 Income Statement.

Levitt and its subsidiaries had outstanding indebtedness of $50 million at December 31, 2000 which was collateralized by Levitt's assets. See Note 10 to the consolidated financial statements for further details regarding this indebtedness and approximately $14 million of indebtedness entered into at the time of the acquisition of Levitt and Sons. Pursuant to the terms of the outstanding indebtedness, Levitt is subject to restrictions on the payment of dividends to BankAtlantic.

RYAN BECK

Ryan Beck is our brokerage and investment banking segment. Ryan Beck is an investment banking firm engaged in the underwriting, distribution and trading of tax-exempt, equity and debt securities. Ryan Beck offers a full-service, general securities brokerage business with investment and insurance products for retail and institutional clients. Ryan Beck also provides investment and wealth management advisory services; capital-raising and related advisory services; and mergers and acquisitions consultation.

A registered broker-dealer with the Securities and Exchange Commission ("SEC"), Ryan Beck also offers a general securities business with extensive investment and research products for retail and institutional clients. The firm operates on a fully disclosed basis with its clearing firm, the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation. Clients consist primarily of:

         o        High net worth individuals (primarily in New Jersey, other
                  Mid-Atlantic and Northeastern states and Florida);
         o        Financial institutions (primarily in New Jersey, Pennsylvania and Florida);
         o Institutional clients (including mutual funds, pension funds, trust companies, insurance companies, LBO funds, private equity sponsors, merchant banks and other long-term investors); and
         o To a lesser extent, insurance companies and specialty finance companies.

Ryan Beck's money management subsidiary, Cumberland Advisors, Inc., was acquired in 1998 and supervises approximately $500 million in assets for individuals, institutions, retirement plans, governmental entities and cash management portfolios.

In 1999, Ryan Beck began offering variable and fixed rate annuities and mutual fund shares to BankAtlantic customers through BankAtlantic's branch network. Also in 1999, Ryan Beck hired a group of investment bankers to focus on non-financial institutions business, expanding into emerging growth and middle market companies. Later in the year, Ryan Beck acquired Southeast Research Partners, a Florida based research and institutional brokerage company.

The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. Ryan Beck's business and its profitability are affected by many factors including:

         o        The volatility and price levels of the securities markets,
         o        The volume, size and timing of securities transactions,
         o        The demand for investment banking services,
         o        The level and volatility of interest rates,
         o        The availability of credit,
         o        Legislation affecting the business and financial communities,
         o        The economy in general and
         o The volatility of equity and debt securities held in inventory.

Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, Ryan Beck is likely to be adversely affected by negative economic developments in New Jersey, the mid-Atlantic region or the financial services industry in general.

The majority of Ryan Beck's assets are trading securities. Trading securities are associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Trading transactions as principal involve making markets in securities held in inventory to facilitate sales to and purchases from customers.

BBC PARENT COMPANY

The BBC Parent Company segment operations include the costs of its acquisitions, financing of acquisitions and contributions of capital to its subsidiaries and managing equity investments. Funds are obtained from the issuances of equity securities, subordinated debentures, convertible subordinated debentures and subordinated investment notes as well as borrowings from unrelated financial institutions. These funds are used for loans and additional investments in BankAtlantic and Ryan Beck, repurchases of debt and equity securities, as well as the purchase of equity investments.

BFC HOLDING COMPANY

The BFC holding company segment includes all of the operations and all of the assets which are owned by BFC other than BBC and its subsidiaries. BFC owns and manages real estate which include the ownership of Burlington Manufacturers Outlet Center ("BMOC"), a shopping center in North Carolina, the unsold land at Center Port, an industrial office park developed in Florida, and a 50% interest in Delray Industrial Park ("Delray"), a warehouse facility also located in Florida. BFC also holds mortgage notes receivable that were received in connection with the sale of properties previously owned. The BFC holding company segment also includes overhead and interest expense. The interest expense relates to debts and other borrowings, primarily utilized for the acquisition of real estate and equity securities. Equity investments primarily include equity securities in the retail and technology sectors and ownership interests in private limited partnerships. Subsidiaries of BFC are the managing general partners of these partnerships and the partnerships' accounts are included in the consolidated financial statements of the Company.

EMPLOYEES

Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs which are considered by management to be generally competitive with employee benefits provided by other major employers in its markets.

The Company's number of employees at the indicated dates were:

                                          December 31, 2000
                                          -----------------
                                           Full       Part
                                           Time       Time
                                          -----       ----
         BFC                                  6          1
         BankAtlantic                       836        112
         Levitt                             170         35
         Ryan Beck                          272         18
                                          -----        ---
           Total                          1,284        166
                                          =====        ===

COMPETITION

BankAtlantic is one of the largest financial institutions headquartered in the State of Florida. BankAtlantic has substantial competition in attracting and retaining deposits and in lending funds.

BankAtlantic's competitors include:

         o        Credit unions,
         o        Commercial banks,
         o        Other savings institutions,
         o        Money market funds,
         o        Mortgage banking companies
         o        Financial consultants,
         o        Finance companies, and
         o        Investment banking firms.

BankAtlantic competes not only with financial institutions headquartered in the State of Florida but also with a growing number of financial institutions headquartered outside of Florida which are active in the State. In addition, the Gramm Leach Bliley Act has significantly increased the number of entities with which we compete. Many of our competitors have substantially greater financial resources than we have and, in some cases, operate under fewer regulatory constraints.

The Company both directly and indirectly through Levitt is engaged in the real estate development and construction industry. The business of developing and selling residential properties and planned communities is highly competitive and fragmented. Levitt competes with numerous large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some competing builders have nationwide operations and substantially greater financial resources. Levitt's products must also compete with re-sales of existing homes and available rental housing.

In general, real estate and the housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect real estate developments and, the demand for new homes, including general economic conditions, the availability and cost of labor and materials, changes in costs associated with home ownership, changes in consumer preferences, demographic trends and the availability of mortgage financing.

Ryan Beck is engaged in investment banking, securities brokerage and asset management activities all of which are extremely competitive businesses. Competitors include:

         o All of the member organizations of the New York Stock Exchange and other registered securities exchanges,
         o        All members of the NASD,
         o        Commercial banks and thrift institutions,
         o        Insurance companies,
         o        Investment companies, and o Financial consultants.

REGULATION AND SUPERVISION

GENERAL

As the holder of approximately 36% of all of BBC's outstanding Common Stock, BFC is a unitary savings bank holding company subject to regulatory oversight by the OTS. As such, the Company is required to register with and is subject to OTS examination, supervision and certain reporting requirements. In addition, BBC is subject to the same oversight by the OTS as a saving bank holding company as discussed herein.

BankAtlantic is a member of the FHLB system and its deposit accounts are insured up to applicable limits by the FDIC. BankAtlantic is subject to supervision, examination and regulation by the OTS and by the FDIC as the insurer of its deposits. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. BankAtlantic must obtain regulatory approvals prior to entering into certain transactions. The OTS and the FDIC periodically review BankAtlantic's compliance with various regulatory requirements. The regulatory structure also gives regulatory authorities extensive discretion with respect to the classification of non-performing and other assets and the establishment of adequate loan loss reserves for regulatory purposes.

HOLDING COMPANY REGULATIONS

Federal law allows the Director of the OTS to take action when it determines that there is reasonable cause to believe that the continuation by a savings bank holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary savings institution. The Director of the OTS has oversight authority for all holding company affiliates, not just the insured institution. Specifically, the Director of the OTS may, as necessary:

         o        Limit the payment of dividends by the savings institution;
         o Limit transactions between the savings institution, the holding company and the subsidiaries or affiliates of either;
         o Limit any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution; or
         o        Impose capital requirements on the holding companies.

SAVINGS INSTITUTION REGULATIONS

REGULATORY CAPITAL - Both the OTS and the FDIC have promulgated regulations establishing capital requirements applicable to savings institutions. Savings institutions must meet the OTS specific capital standards which by law must be no less stringent than capital standards applicable to national banks, with exceptions for risk-based capital requirements to reflect interest rate risk or other risk. Capital calculated pursuant to the OTS regulations varies substantially from capital calculated pursuant to GAAP.

In order to be categorized as "well capitalized," an institution must have a risk-based capital ratio of 10% or more, leverage ratio of 5% or more and a Tier 1 ratio of 6% or more, and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level or a specific capital measure. BankAtlantic meets each of these requirements.

INSURANCE OF ACCOUNTS - BankAtlantic's deposits are regulated by the FDIC and insured by the SAIF and BIF for up to $100,000 for each insured account holder, the maximum amount currently permitted by law.

The FDIC issues regulations and conducts examinations of its insured members. Insurance of deposits by the FDIC may be terminated by the FDIC, after notice and hearing, upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or the FDIC. When conditions warrant, the FDIC may impose less severe sanctions as an alternative to termination of insurance. BankAtlantic's management does not know of any present condition pursuant to which the FDIC would seek to impose sanctions on BankAtlantic or terminate insurance of its deposits.

RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS - BankAtlantic's payment of dividend distributions to BBC is subject to various regulatory policies and requirements. The requirements include maintaining capital above regulatory minimums and limiting the amount of distributions without OTS approval based upon prior periods net income. BankAtlantic is in compliance with these restrictions.

THE FEDERAL HOME LOAN BANK ("FHLB") SYSTEM - The FHLB system provides a central credit facility for member institutions. BankAtlantic is required to acquire and hold shares of capital stock in the FHLB of Atlanta based on its size and use of FHLB services. BankAtlantic is in compliance with this requirement.

FEES AND ASSESSMENTS OF THE OTS - The OTS assesses fees on savings institutions to fund the operations of the OTS. These fees are reported in the financial results of BankAtlantic.

INVESTMENT ACTIVITIES - BankAtlantic is subject to various restrictions and prohibitions with respect to its investment activities. BankAtlantic is in compliance with these restrictions.

SAFETY AND SOUNDNESS - Operational and managerial standards for internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and benefits for bank officers, employees, directors and principal shareholders are all the subject of extensive guidelines. Additionally, the OTS is empowered to set standards for any other facet of an institution's operations not specifically covered by regulations. BankAtlantic management believes that is in compliance with all such guidelines.

LOANS TO ONE BORROWER - Savings institutions are subject to complex limitations on loans to one borrower or inter-related borrowers. BankAtlantic is in compliance with the loans to one borrower limitations.

QUALIFIED THRIFT LENDER ("QTL") - BankAtlantic, is required to meet the QTL test which measures the proportion of its assets invested in loans or securities supporting residential construction and home ownership. BankAtlantic currently meets QTL requirements.

TRANSACTION WITH AFFILIATES - BankAtlantic is subject to the OTS' regulations relating to transactions with affiliates, including officers and directors. BankAtlantic is also subject to substantially similar restrictions regarding affiliate transactions as those imposed on member banks under Sections 22(g), 22(h), 23A, and 23B of the Federal Reserve Act ("FRA"). At December 31, 2000, BankAtlantic was in compliance with the restrictions regarding transactions with affiliates.

LIQUIDITY REQUIREMENTS OF THE OTS - The OTS regulations establish several liquidity tests which BankAtlantic is required to meet. During the year ended December 31, 2000 BankAtlantic was in compliance with all applicable liquidity requirements.

THE FEDERAL RESERVE SYSTEM ("FRB") - BankAtlantic is subject to certain regulations promulgated by the FRB. Pursuant to such regulations, savings institutions are required to maintain non-interest bearing reserves against their transaction accounts (which include deposit accounts that may be accessed by writing checks) and non-personal time deposits. BankAtlantic is in compliance with all such FRB regulations.

COMMUNITY REINVESTMENT ACT - Under the CRA a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. BankAtlantic has a "Satisfactory" CRA rating.

REAL ESTATE INDUSTRY REGULATIONS

The real estate development business and homebuilding industry have, in the last several years, become subject to increased environmental, building, land use, zoning and sales regulations administered by various federal, state and local authorities, which affect construction activities as well as sales activities and other dealings with customers. For its development and housing activities the approval of numerous governmental authorities which often have wide discretion in such matters must be obtained. Changes in local circumstances or applicable law may necessitate applications for additional approvals or the modification of existing approvals. Compliance with these regulations has extended the time required to market projects by prolonging the time between the initiation of projects and the commencement and completion of construction. Levitt is currently in various stages of securing governmental approvals for its development and homebuilding projects. Delay or inability to obtain all required approvals for a project could have a materially adverse effect on the marketability or profitability of a project.

The real estate development business and homebuilding industries are subject to various environmental regulations, including those relating to soil condition, hazardous materials, air quality and traffic. The impact of environmental regulations is evaluated on a project by project basis and the estimated costs of remediation or insurance are accounted for in plan/development or job costing. Property considered for development is often placed under an option purchase contract pending environmental review and other feasibility studies.

SECURITIES INDUSTRY REGULATIONS

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory authorities, principally the NASD and, in the case of broker-dealers that are members of a securities exchange, the particular securities exchange. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC.

Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 2000, Ryan Beck was registered as a broker-dealer in 50 states and the District of Columbia.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

         o        Sales methods,
         o        Trade practices among broker-dealers,
         o        Uses and safekeeping of customers funds and securities,
         o        Capital structure of securities firms,
         o        Record-keeping, and
         o        The conduct of directors, officers and employees.

Additionally, legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities market, rather than protection of creditors and shareholders of broker-dealers.

As a broker-dealer, Ryan Beck is required by federal law to belong to, and is a member of, the Securities Investor Protection Corp. ("SIPC").

Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934. At December 31, 2000, Ryan Beck was in compliance with all applicable capital requirements.

Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the SEC as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2000.

RESTRICTIONS ON BBC'S ABILITY TO PAY DIVIDENDS TO BFC

While there is no assurance that BBC will pay dividends in the future, BBC has paid a regular quarterly dividend to its common stockholders since August 1993 Management of BBC has indicated that it will seek to declare regular quarterly cash dividends on the BBC Common Stock. However, the payment of dividends by BBC is subject to declaration by BBC's Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BBC and on the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which in turn is subject to OTS regulations and is based upon BankAtlantic's regulatory capital levels and net income.

BankAtlantic must file a capital distribution notice or a capital distribution application with the OTS in connection with distributions to BBC. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels.

A "well capitalized" institution must have risk-based capital of 10% or more, core capital of 5% or more and Tier 1 risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level or a specific capital measure. At December 31, 2000 BankAtlantic met the capital requirements of a "well capitalized" institution as defined above.

NEW ACCOUNTING PRONOUNCEMENTS

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

The Company implemented FAS 133, as amended by FAS 137 and 138 as of January 1, 2001. The Statement required the Company to mark its derivative securities to market. FAS 133 did not have a material impact on the Statement of Operations or the Statement of Financial Condition.

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

FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. Management believes that the implementation of FAS 140 will not have a material impact on the Statement of Operations or the Statement of Financial Conditions.

ITEM 2. PROPERTIES

The Company's and BBC's principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304. BankAtlantic owns three buildings and leases four locations which house its back office operations. The following table sets forth at December 31, 2000 owned and leased BankAtlantic branch offices:


                                                                                                      Wal*Mart(1)
                                      Miami-Dade       Broward        Palm Beach       Tampa Bay      Superstores
                                      ----------      ---------       ----------       ----------     -----------
Owned full-service branches                   3              10              10                3              --
Leased full-service branches                  9              12               3                4              16
                                      ---------       ---------       ---------        ---------       ---------

    Total full-service branches              12              22              13                7              16
                                      =========       =========       =========        =========       =========

  Lease expiration dates              2001-2005       2001-2009       2001-2004        2002-2003       2001-2005
                                      =========       =========       =========        =========       =========


(1) BankAtlantic has discussed the possible sale of several Wal*Mart Superstore branches to financial institutions in the local markets closest to those branches. A total of five branch leases mature in 2001.

BankAtlantic also maintains two ground leases in Broward County expiring
2001-2072

Levitt leases administrative offices. The leases expire in 2004 - 2005.

Ryan Beck office space includes leased facilities in the following states with year of lease expiration:

                                                               Lease
                 Locations                                   Expiration
                 ---------                                   ----------

                 New Jersey                                  2001-2007
                 New York                                    2001-2003
                 Pennsylvania                                   2005
                 Florida                                     2002-2004
                 Massachusetts                               2002-2004

Additionally, the properties listed below are not utilized by the Company but are held by the Company as investments. All are zoned for their current uses.

         o A shopping center known as the Burlington Manufacturers Outlet Center located in Burlington, North Carolina containing approximately 265,265 leaseable square feet.

         o A 50% interest in an industrial park known as Delray Industrial Park located in Delray Beach, Florida containing approximately 134,237 leaseable square feet.

ITEM 3. LEGAL PROCEEDINGS

The following is a description of legal proceedings other than ordinary routine litigation incidental to the Company's business:

FRANCES SCOTT, NAOMI ROGERS, AND MAXINE LEACOCK, ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED, PLAINTIFFS, VS. MAYFLOWER HOME IMPROVEMENT CORP., BANKATLANTIC, ET. AT., DEFENDANTS WAS FILED IN THE SUPERIOR COURT OF NEW JERSEY, PASSAIC COUNTY, LAW DIVISION DOCKET NO,: PAS-L-2628-95, Frances Scott, on behalf of herself and all other similarly situated brought an action against Mayflower Home Improvement Corp., EquiCredit Corporation of America, Bernard Perry, Gino Ciuffetelli, Hyman Beyer, Jeffrey Beyer, Bruce Beyer, MNC Credit Corp., Shawmut Bank, First Tennessee Bank, CIT Group/Credit Finance, Inc., Security Pacific Financial Services, Inc., Jerome Goldman, BankAtlantic, FSB., Michael Bisceglia and Gerald Annabel, in the Superior Court of New Jersey, Passaic County and was commenced on April 6, 1995. This action is a class action on behalf of the named and unnamed plaintiffs who may have obtained loans from dealers who subsequently sold the loans to financial institutions, including BankAtlantic. The action seeks, among other things, recision of the loan agreements and damages. In January 2000, plaintiff filed an amended complaint with the trial court, identifying two new named plaintiffs whose potential claims were not barred by the statute of limitations and stating causes of action under various New Jersey Acts and Regulations. The class as presently defined includes 529 BankAtlantic loans having original principal balances of $11.7 million. Through December 31, 2000, $4.3 million of such loans had been charged-off with $558,000 remaining outstanding. The court conducted a number of settlement discussions which resulted in a preliminary settlement agreement. Subject to final documentation and court approval, the parties have agreed to a settlement pursuant to which the Company will pay approximately $592,500 for class benefits and attorneys fees and will provide $511,000 in principal reductions on loans which are currently carried on the Bank's books.

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

The following table sets forth, for the periods indicated, the high bid and low asking prices of the Class A Common Stock and the Class B Common Stock, as reported by the National Quotation Bureau, L.L.C. The Company's Class A and Class B common stock trade on the OTC Bulletin Board under the symbols BFCFA and BFCFB, respectively.

Year:
----
                                  Class A Common Stock          Class B Common Stock Price
                                 -----------------------        --------------------------
        Quarter                    High           Low              High              Low
        -------                  -------        --------          -------           ------
1998:

        1st Quarter              $ 15.50        $   9.34           $ 15.17           $ 9.33
        2nd Quarter              $ 12.63        $   9.25           $ 12.75           $ 9.00
        3rd Quarter              $ 11.63        $   6.25           $ 10.88           $ 6.00
        4th Quarter              $  7.13        $   4.00          $   7.75           $ 5.00

1999:

        1st Quarter              $  7.00        $   4.88           $  7.50          $  6.00
        2nd Quarter              $  6.38        $   3.88           $  7.00          $  5.00
        3rd Quarter              $  5.88        $   4.75           $  5.88          $  5.00
        4th Quarter              $  5.13        $   2.94           $  5.75          $  3.00


2000:

        1st Quarter              $  3.50        $   2.94           $  3.75          $  3.13
        2nd Quarter              $  3.31        $   2.88           $  3.25          $  3.00
        3rd Quarter              $  3.13        $   2.63           $  3.19          $  2.56
        4th Quarter              $  3.00        $   2.00           $  3.75          $  2.25


On March 23, 2001, there were approximately 1,100 record holders of the Class A Common Stock and 1,050 record holders of Class B common stock.

 The last sale price during 2000 of the Company's Class A and Class B common stock as reported to the Registrant by the National Quotation Bureau was $2.25 and $2.31 per share, respectively.

 There are no restrictions on the payment of cash dividends by BFC.

As noted in Part I, Item I under "Business - Regulation and Supervision - Restrictions on BBC's Ability to Pay Dividends to BFC" there are restrictions on the payment of dividends by BankAtlantic to BBC and by BBC to its common shareholders, including BFC. The primary source of funds for payment by BBC of dividends to BFC is currently dividend payments received by BBC from BankAtlantic.

                      [THIS PAGE INTENTIONALLY LEFT BLANK}

ITEM 6.   Selected Consolidated Financial Data

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                      Selected Consolidated Financial Data
              (In thousands, except for share data and percentages)


                                                                            For the years ended December 31,
                                                          ------------------------------------------------------------------
                                                             2000          1999          1998          1997            1996
                                                          ---------        -----         -----        ------           -----
INCOME STATEMENT
Total interest income                                     $ 328,896        1,529         1,336           666           1,307
Total interest expense                                      211,406        1,613         1,912         2,719           3,634
                                                          ---------      -------       -------       -------         -------
Net interest income (expense)                               117,490          (84)         (576)       (2,053)         (2,327)
Provision for loan losses                                    29,132          300            --            --              --
(Losses) gains on securities, net                            (2,329)          --            --         1,349              --
Other non-interest income                                   116,586       14,110         2,729        15,849          14,072
Non-interest expense                                        179,580        2,292         2,202         2,157           2,763
                                                          ---------      -------       -------       -------         -------
Income (loss) before income taxes,
   minority interest, discontinued
   operations and extraordinary items                        23,035       11,434           (49)       12,988           8,982
Provision (benefit) for income taxes                         13,362        4,183          (368)        4,222           2,924
Minority interest in income of
  consolidated subsidiaries                                  14,655           --            --            --              --
                                                          ---------      -------       -------       -------         -------
(Loss) income from continuing operations                     (4,982)       7,251           319         8,766           6,058
Income from discontinued operations, net of tax                 669           --            --            --              --
                                                          ---------      -------       -------       -------         -------
(Loss) income before extraordinary items                     (4,313)       7,251           319         8,766           6,058
Extraordinary items, net of tax                               7,948(i)       175(j)         61(f)      1,052(g)          853(h)
                                                          ---------      -------       -------       -------         -------
Net income                                                $   3,635        7,426           380         9,818           6,911
                                                          =========      =======       =======       =======         =======
COMMON SHARE DATA (D & E)
Basic earnings (loss) per share (e)
  Before Extraordinary items                              $   (0.63)        0.91          0.04          1.10            0.78
  Discontinued operations                                      0.09           --            --            --              --
  Extraordinary items                                          1.00         0.02          0.01          0.13            0.11
                                                          ---------      -------       -------       -------         -------
  Net income                                              $    0.46         0.93          0.05          1.23            0.89
                                                          ---------      -------       -------       -------         -------
Diluted earnings (loss) per share (e)
  Before Extraordinary items                              $   (0.58)        0.82          0.04          1.00            0.73
  Discontinued operations                                      0.08           --            --            --              --
  Extraordinary items                                          0.93         0.02            --          0.12            0.10
                                                          ---------      -------       -------       -------         -------
  Net income                                              $    0.43         0.84          0.04          1.12            0.83
                                                          ---------      -------       -------       -------         -------
Basic weighted average of common
 shares outstanding (e)                                       7,957        7,957         7,954         7,938           7,811
Diluted weighted average of common
 shares outstanding (e)                                       8,521        8,818         9,101         8,731           8,347
Ratio of earnings to fixed charges ( c)                       (0.14)        2.34          2.33          1.69            1.33
Dollar deficiency of earnings to fixed charges ( c)           1,586           --            --            --              --

                                                                                                                      (continued)


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
               Selected Consolidated Financial Data - (continued)
              (In thousands, except for share data and percentages)


                                                                                   December 31,
                                                          ------------------------------------------------------------------
                                                             2000          1999          1998          1997            1996
                                                          ---------        -----         -----        ------           -----
Balance Sheet (at year end)
Loans and leases, net (k)                                $2,855,015      $ 1,325       $ 1,740       $ 1,859         $ 2,180
Securities                                                1,315,122       8,663           450         1,478           6,819
Total assets                                              4,654,954      96,745        91,257        98,871          98,841
Deposits                                                  2,234,485          --             -             -               -
Other borrowings                                          2,021,083       18,253        12,236        24,674          28,451
Stockholders' equity                                         72,615       58,965        57,631        54,142          41,462
Book value per share (e)                                       9.13         7.41          7.24          6.81            5.26
Return on average equity                                       5.77 %      12.61 %        0.67 %       21.10   %       17.70 %
ASSET QUALITY RATIOS
Non-performing assets as a percent of total loans,
  tax certificates and real estate owned                       0.89 %         --            --            --              --
Loan loss allowance as a percent of
  non-performing loans                                       259.58 %         --            --            --              --
Loan loss allowance as a percent of total loans                1.62 %         --            --            --              --
CAPITAL RATIOS FOR BANKATLANTIC:

Total risk based capital                                      11.00        13.30         13.92         18.64           10.83
Tier I risk based capital                                      9.74        12.04         12.67         17.38            9.58
Leverage                                                       6.66         7.71          8.48         11.12            6.65


(a)   Ratios were computed using quarterly averages.
(b)   Since its inception, BFC has not paid any dividends.
(c) The operations of BBC have been eliminated since there is a dividend restriction between BankAtlantic and BBC.
(d) Prior to 1997 there were no Class A common shares outstanding. All shares outstanding prior to 1997 were Class B common shares. While the Company has two classes of common stock outstanding, the two-class method is not presented because the company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.
(e) I.R.E. Realty Advisory Group, Inc. ("RAG") owns 1,375,000 of BFC's Class A Common Stock and 500,000 shares of BFC Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 624,938 shares of Class A Common Stock and 227,500 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share and book value per share.
(f)   Gain from extinguishment of debt of $61 net of income taxes of $39.
(g) Gain on settlements of Exchange litigation of approximately $756 (net of income tax), net gain from extinguishment of debt of $115 (net of income tax) and net gain from debt restructuring of approximately $181 (net of income tax).
(h) Gain on settlements of Exchange litigation of approximately $853 (net of income tax),
(i) BBC purchased $53.8 million aggregate principal amount of its 5-5/8% Debentures and recognized a $7.9 million (net of income tax) extraordinary gain in conjunction with these purchases.
(j) Net loss from extinguishment of debt of approximately $179 (net of income tax benefit) and net gain on settlement of litigation of approximately $354 (net of income tax).
(k)   Includes $1.3 million of bankers acceptances in 2000.

ITEM 7. BFC FINANCIAL CORPORATION'S MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL - BFC Financial Corporation ("BFC" or "the Company") is a unitary savings bank holding company that owns approximately 26.2% and 100%, respectively, of the outstanding BankAtlantic Bancorp, Inc. ("BBC") Class A and Class B Common Stock, in the aggregate representing 36% of all the outstanding BBC Common Stock. BBC is the holding company for BankAtlantic, a Federal Savings Bank ("BankAtlantic") by virtue of its ownership of 100% of the outstanding BankAtlantic common stock.

In August 2000, BBC shareholders approved a corporate transaction which resulted in the retirement of all publicly held BBC Class B Common Stock, leaving BFC the sole holder of BBC's Class B Common Stock. The Class B Common Stock represents 100% of the voting rights of BBC. As the sole holder of BBC Class B Common Stock, BFC now controls greater than 50% of the vote of BBC and accordingly BBC is now consolidated in the financial statements of BFC instead of, as previously reflected, carried on the equity basis. Adjustments to operations relating to changes in the Company's percentage ownership are reflected in minority interest.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion and analysis of BFC's results of operations, without consideration of BBC consolidated amounts is provided:


(in thousands)                            2000               1999             1998
--------------                          ---------         ---------         ---------
Interest income                         $   1,005             1,529             1,336
Interest expense and overhead              (3,767)           (3,905)           (4,114)
Provision for loan losses                      --              (300)               --
Loss on securities                         (4,555)               --                --
Equity in earnings (loss) of BBC            8,264            10,501            (1,397)
Non-interest income                         2,648             3,609             4,126
                                        ---------         ---------         ---------
Segment profits and (losses)
 before taxes                               3,595            11,434               (49)
Provision (benefit)
  for income taxes                          1,755             4,183              (368)
Minority interest in other
subsidiaries
  (excluding BBC)                           1,795                --                --
                                        ---------         ---------         ---------
Net income from continuing
  operations                            $   3,635             7,251               319
                                        =========         =========         =========

Average assets                          $ 127,257            96,134            96,331
                                        =========         =========         =========


Net income for the year ended December 31, 2000, 1999 and 1998 was approximately $3.6 million, $7.4 million and $380,000, respectively. Operations for 1999 included extraordinary gains on settlements of litigation, net of income taxes of approximately $354,000. Operations in 1999 included an extraordinary loss from extinguishments of debt, net of income tax benefit of approximately $179,000. Operations in 1998 included extraordinary gains, net of income taxes, of $61,000 from extinguishment of debt.

BFC's income from continuing operations decreased for the year ended December 31, 2000 as compared to the same period in 1999 primarily due to:

         o A decline in BBC's earnings (as discussed below in BBC's results of operations),
         o        Loss on securities in 2000,

         o Interest received in 1999 from an affiliated real estate limited partnership that had not been accrued in prior years that did not recur in 2000. As a result of the sale of its real estate properties, the affiliated limited partnership obtained the funds which allowed it to make the interest payment, and
         o A decrease in other non-interest income relating to distributions received from real estate limited partnerships in 1999 that had not been accrued for in prior years, which did not recur in 2000.

BFC's income from continuing operations increased for the year ended December 31, 1999 as compared to the same period in 1998 primarily due to:

         o An increase in BBC's earnings (as discussed below in BBC's results of operations) and
         o        An increase in interest income

This increase was offset by a decrease in non-interest income and a provision for loan losses.

The decrease in interest income for the year ended December 31, 2000 as compared to the same period in 1999 and the increase in interest income for the year ended December 31, 1999 as compared to the same period in 1998 was primarily due to interest received in 1999 of approximately $954,000 from an affiliated limited partnership. The loan from the limited partnership was satisfied in 1996 but the accrued interest remained unpaid. In 1999, the limited partnership obtained the funds through the sale of its real estate properties allowing it to make the interest payment. This increase from 1999 to 1998 was offset in part by a decrease of approximately $734,000 in interest earned from advances associated with the Company's development and construction of the Center Port property.

The Company recorded a provision for loan losses due from affiliated real estate limited partnerships of $300,000 during 1999. This provision for loan losses was based upon management's determination regarding the net carrying value of the loans and the estimated fair value of the underlying loan collateral.

In 2000, BFC recognized a $4.6 million loss on securities which was an impairment loss on equity investments.

Non-interest income decreased for the year ended December 31, 2000 as compared to 1999 primarily associated with distributions received in 1999 from a real estate limited partnership.

Non-interest income decreased for the year ended December 31, 1999 as compared to the same period in 1998 primarily due to net gain on sales of real estate in 1999 of approximately $1.4 million as compared to $3.2 million in 1998. This decrease was offset by an increase in earnings of approximately $133,000 at BMOC and distributions received in 1999 from real estate limited partnerships of approximately $851,000.

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

During 1998, the Company sold:

         o Approximately 38 acres of the Center Port property for approximately $10.9 million and recognized a net gain from the sale of real estate of approximately $2.6 million, and

         o Approximately 15,000 square feet of the BMOC property for $500,000 and recognized a net gain from the sale of real estate of approximately $301,000.

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

During 1999, the Company received distributions of approximately $588,000 from a real estate limited partnership in which the Company holds an interest when the limited partnership sold 31 of 34 convenience stores that it owned. The Company has a 49.5% interest in this partnership and had written off its investment of approximately $441,000 in 1990 based on the bankruptcy of the entity leasing the real estate. In March 1996, as part of the sale of the Company's Cypress Creek property in Fort Lauderdale, Florida, the Company received a 4.5% limited partnership interest in the partnership that acquired the property. In 1999, the Company received a distribution of approximately $263,000 in connection with the liquidation of this partnership.

 BBC's net income (loss) available for common shareholders for the years ended December 31, 2000, 1999 and 1998 are summarized below (in thousands):


                                                 For the Years Ended December 31,         2000 to          1999 to
                                              ----------------------------------------      1999            1998
                                               2000          1999           1998           Change          Change
                                             -------        -------        -------         -------         -------
Income from continuing operations            $16,097         28,792         10,186         (12,695)         18,606
Income (loss) from discontinued
  mortgage servicing business, less
   applicable income taxes                       669          2,077        (18,220)         (1,408)         20,297
                                             -------        -------        -------         -------         -------
Income (loss) before extraordinary
  items, less applicable income taxes         16,766         30,869         (8,034)        (14,103)         38,903
Extraordinary items, less applicable
   income taxes                                7,948             --             --           7,948              --
                                             -------        -------        -------         -------         -------
Net income (loss)                            $24,714         30,869         (8,034)         (6,155)         38,903
                                             =======        =======        =======         =======         =======

The decrease in the Company's equity in BBC for the year ended December 31, 2000 as compared to the same period in 1999 was primarily due to a decrease in income at BBC. BBC's income from continuing operations declined 44% from 1999. The reduced income primarily resulted from higher compensation, advertising and consulting expenses, lower gains from the sale of loans held for sale, losses from capital markets activities, lower earnings from investment banking operations; and a restructuring charge associated with BBC's ATM activities. Additionally, BBC recognized a $7.9 million extraordinary gain from the repurchase of BBC's 5 5/8% Debentures at a discount and recorded a $669,000 gain from discontinued operations primarily from the sale of the building occupied by the mortgage servicing unit.

The increase in the Company's equity in earnings of BBC for the year 1999 as compared to 1998 was due to an increase in earnings by BBC. BBC's income from continuing operations increased by 183% during the year ended December 31, 1999 compared to the same period during 1998 The primary reasons for BBC's increase in income from continuing operations during 1999 compared to 1998 were:

         o An increase in net interest income relating to a larger loan, securities available for sale and investment securities portfolio,
         o Higher transaction and ATM fee income due to an expanded ATM network and a restructuring of transaction accounts,
         o        Enhanced income from Ryan Beck operations,
         o        A significant increase in earnings from land sales by Levitt,
         o        Lower bank operations expenses resulting from the December
                  1998 corporate restructuring discussed below, and
         o        Gains on the sale of property and equipment and foreclosed assets.

The above BBC's increases were partially offset by:

         o An increase in the provision for loan losses resulting from charge-offs and delinquency trends in BBC's indirect consumer and small business loan portfolios, and
         o Lower gains on the sale of loans, securities available for sale and trading activities.

BBC's income from discontinued operations for the year ended December 31, 1999 resulted primarily from a lower than anticipated cost to sell mortgage servicing rights and a recovery of a portion of the 1998 valuation allowance due to rising interest rates during 1999. BBC's valuation allowance was established based upon the interest rate environment at year end, which anticipated certain prepayment speeds. Due to rising interest rates during 1999, prepayment speeds were less than estimated resulting in an increase in the market value of mortgage servicing rights.

 The Company does not include BBC and its subsidiaries in its consolidated income tax return with its wholly-owned subsidiaries since the Company owns less than 80% of the outstanding stock of BBC. The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 2000 and 1999, BFC's deferred income tax liability was approximately $21.6 million and $13.6 million, respectively.

PURCHASE ACCOUNTING

The acquisition of BBC was accounted for as a purchase and accordingly, the assets and liabilities acquired were revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during the year ended December 31, 2000, 1999 and 1998 by approximately $149,000, $658,000 and $741,000, respectively.

Excess cost over fair value of net assets acquired at December 31, 1999 and 1998 was approximately $331,000 and $454,000, respectively, and none at December 31, 2000. Excess cost over fair value of net assets acquired at December 31, 1999 and 1998 is included in the investment in BBC in the accompanying statements of financial condition.

BBC'S RESULTS OF OPERATIONS

Based on the fact that the Company owns 100% of BBC's voting stock and that BBC is now consolidated into BFC's financial statements, the following management's discussion and analysis deals primarily with the activities of BBC, since it now represents substantially all of the Company's assets and business operations. Comparative analysis is provided for BBC although BBC was not consolidated in the comparable accompanying financial statements of the Company.

NET INTEREST INCOME

The following table summarizes net interest income before capitalized interest expense:

                                                                       For the Years Ended(d)
(Dollars in Thousands)                   December 31, 2000               December 31, 1999                December 31,  1998
---------------------             ------------------------------   -----------------------------    -------------------------------
                                    Average    Revenue/   Yield/     Average   Revenue/    Yield/    Average     Revenue/    Yield/
                                    Balance    Expense     Rate      Balance    Expense    Rate      Balance     Expense      Rate
                                  ----------   --------   ------   ----------  --------    ------   ----------  ---------    ------
INTEREST EARNING ASSETS
 Loans: (a)
 Residential real estate          $1,372,034 $  100,178     7.30%  $1,360,310 $   96,381    7.09%   $1,474,988  $ 105,927     7.18%
 Commercial real estate              861,483     82,475     9.57      676,944     63,139    9.33       540,465     51,340     9.50
 Consumer                            226,515     21,809     9.63      273,448     26,321    9.63       325,736     31,678     9.73
 International                        51,860      4,145     7.99       33,777      2,556    7.57        39,258      2,577     6.57
 Lease financing                      57,649      8,260    14.33       33,220      5,228   15.74        14,299      2,365    16.54
 Commercial business                 193,067     18,053     9.35      169,440     13,586    8.02        85,786      7,206     8.40
 Small business                      102,748     11,461    11.15      120,655     12,494   10.36        76,529      8,063    10.54
                                   ----------  ---------   -----    ---------- ----------  -----     ----------  ---------   -----
Total loans                        2,865,356    246,381     8.60    2,667,794    219,705    8.24     2,557,061    209,156     8.18
                                   ----------  ---------  -------   ---------- ----------  ------    ----------  ---------   ------
Securities available for sale (b)    829,608     50,799     6.12      865,837     52,306    6.04       583,753     34,924     5.98
                                   ----------  ---------  -------   ---------- ----------  ------    ----------  ---------   ------
Investment securities (c)            341,678     28,921     8.46      124,075     12,160    9.80       102,726      9,909     9.65
Federal funds sold                       629         40     6.36        1,302         64    4.92         2,688        149     5.54
                                   ----------  ---------   -----    ---------- ----------  -----     ----------  ---------   -----
Total investment securities          342,307     28,961     8.46      125,377     12,224    9.75       105,414     10,058     9.54
                                   ----------  ---------  -------   ---------- ----------  ------    ----------  ---------   ------
Total interest earning assets      4,037,271    326,141(f)  8.08%   3,659,008    284,235(f) 7.77%    3,246,228    254,138     7.83%
                                   ----------  ---------  -------   ---------- ----------  ------    ----------  ---------   ------
NON-INTEREST EARNING ASSETS
Total non-interest earning assets     356,107                          356,826                          339,241
                                   ----------                       ----------                       ----------
Total assets                       $4,393,378                       $4,015,834                       $3,585,469
                                   ==========                       ==========                       ==========
INTEREST BEARING LIABILITIES
Deposits:
 Savings (g)                       $   99,545  $   1,268     1.27%  $  122,590 $    1,833    1.50%   $  234,198  $   7,018     3.00%
 NOW, money funds and
    checking (g)                      692,680     26,156     3.78      608,203     16,427    2.70       551,344     14,038     2.55
 Certificate accounts               1,119,319     64,299     5.74    1,157,414     58,615    5.06       845,918     45,658     5.40
                                   ----------  ---------   -----    ---------- ----------  -----     ----------  ---------   -----
Total interest bearing deposits     1,911,544     91,723     4.80    1,888,207     76,875    4.07     1,631,460     66,714     4.09
                                   ----------  ---------  -------   ---------- ----------  ------    ----------  ---------   ------
Securities sold under agreements
  to repurchase and federal funds
  Purchased                           563,178     34,617     6.15      383,231     18,329    4.78       270,277     13,767     5.09
Advances from FHLB                  1,031,255     61,331     5.95      938,146     54,242    5.78       901,324     52,763     5.85
Subordinated debentures and Notes     221,242     21,631     9.78      181,188     12,718    7.02       178,209     12,446     6.98
Trust preferred securities (h)         74,750      7,197     9.63       74,750      7,197    9.63        74,750      7,197     9.63
                                   ----------  ---------   -----    ---------- ----------  -----     ----------  ---------   -----
Total interest bearing liabilities  3,801,969    216,499(e)  5.69%   3,465,522    169,361(e) 4.89%    3,056,020    152,887(e)  5.00%
                                   ----------  ---------  -------   ---------- ----------  ------    ----------  ---------   ------
NON-INTEREST BEARING LIABILITIES
Demand deposit and escrow accounts    253,456                          232,980                          233,099
  Other liabilities                    82,732                           70,762                           64,143
                                   ----------                       ----------                       ----------
  Total non-interest bearing
    liabilities                       336,188                          303,742                          297,242
                                   ----------                       ----------                       ----------
Stockholders' equity                  255,221                          246,570                          232,207
                                   ----------                       ----------                       ----------
Total liabilities and
stockholders' equity               $4,393,378                       $4,015,834                       $3,585,469
                                   ==========                       ==========                       ==========
Net interest income/net interest
  spread                                       $ 109,642     2.39%             $  114,874    2.88%               $ 101,251     2.83%
                                               =========  =======              ==========  ======                =========   ======
MARGIN

Interest income/interest earning
  assets                                                     8.08%                           7.77%                             7.83%
Interest expense/interest earning
  assets                                                     5.36                            4.63                              4.71
                                                           -------                          ------                            ------
Consolidated net interest margin                             2.72%                           3.14%                             3.12%
                                                           =======                          ======                            ======
Net interest margin excluding
  Levitt notes payable                                       2.86%                           3.16%                             3.12%
                                                          =======                          ======                            ======

         (a)      Includes non-accruing loans.
         (b)      Average balances were based on amortized cost.
         (c) Includes securities purchased under agreements to resell, tax certificates, mortgage-backed securities held to maturity, interest-bearing deposits and trading securities.
         (d) Applicable amounts and rates have been adjusted for discontinued operations.
         (e) Does not reflect reduction due to capitalized interest on real estate investments
         (f) Excludes SLWHC utility receivable interest income accretion of $1.7 million for December 31, 2000 and 1999.
         (g)      During 1998 BBC restructured its transaction accounts whereby savings accounts were transferred to NOW accounts.
         (h)      Trust preferred securities reflect the guaranteed preferred beneficial interests in BBC's junior subordinated debentures.

The following table summarizes the changes in net interest income before capitalized interest expense: (in thousands)



                                                     Year Ended                             Year Ended
                                                  December 31, 2000                       December 31, 1999
                                                Compared to Year Ended                 Compared to Year Ended
                                                 December 31, 1999 (c)                  December 31, 1998 (c)
                                        ------------------------------------     -------------------------------------
                                        Volume(A)       Rate         Total       Volume (A)      Rate          Total
                                        ---------     --------      --------     ---------      --------      --------
INCREASE (DECREASE) DUE TO:
Loans                                   $ 17,072      $  9,604      $ 26,676      $  9,015      $  1,534      $ 10,549
Securities available for sale             (2,200)          693        (1,507)       17,274           108        17,382
Investment securities (b)                 18,424        (1,663)       16,761         2,097           154         2,251
Federal funds sold                           (43)           19           (24)          (68)          (17)          (85)
                                        --------      --------      --------      --------      --------      --------
Total earning assets                      33,253         8,653        41,906        28,318         1,779        30,097
                                        --------      --------      --------      --------      --------      --------
Deposits:
  Savings                                   (283)         (282)         (565)       (1,672)       (3,513)       (5,185)
  NOW, money funds, and checking           3,160         6,569         9,729         1,562           827         2,389
  Certificate accounts                    (2,186)        7,870         5,684        15,833        (2,876)       12,957
                                        --------      --------      --------      --------      --------      --------
Total deposits                               691        14,157        14,848        15,723        (5,562)       10,161
                                        --------      --------      --------      --------      --------      --------
Securities sold under agreements to
  repurchase                              10,980         5,064        16,044         5,134          (848)        4,286
Federal funds purchased                       98           146           244           284            (8)          276
Advances from FHLB                         5,494         1,595         7,089         2,110          (631)        1,479
Subordinated debentures                    3,912         5,001         8,913           201            71           272
Guaranteed preferred beneficial
 interest in Company's Junior
 Subordinated Debentures                      --            --            --            --            --            --
                                        --------      --------      --------      --------      --------      --------
                                          20,484        11,806        32,290         7,729        (1,416)        6,313
                                        --------      --------      --------      --------      --------      --------
Total interest bearing liabilities        21,175        25,963        47,138        23,452        (6,978)       16,474
                                        --------      --------      --------      --------      --------      --------
Change in net interest income           $ 12,078      $(17,310)     $ (5,232)     $  4,866      $  8,757      $ 13,623
                                        ========      ========      ========      ========      ========      ========

         a) Changes attributable to rate/volume have been allocated to volume.
         b)       Average balances were based on amortized costs.
         c) Does not reflect reduction due to capitalized interest on investments in real estate.

Net interest income excluding capitalized interest and interest accretion on SLWHC utility receivable declined by $5.2 million from 1999. The decline resulted from the narrowing of the net interest margin due to the rising interest rate environment which began in July 1999 and the acquisition of Levitt and Sons. The acquisition of Levitt and Sons resulted in a 14 basis point decline in the net interest margin during 2000 primarily because Levitt and Sons interest expenses was included in the above average balance sheet whereas the income associated with those borrowings was recognized in non-interest income as gains on the sales of real estate. The unfavorable effects of the lower interest rate margin were partially offset by growth in BBC'S average earning assets. During the 2000 period, average earning assets significantly increased due to growth in the commercial real estate portfolio and the purchase of mortgage-backed securities held to maturity.

The net interest margin declined by 42 basis points from 1999. The reduced margin was primarily the result of the fact that rates on interest bearing liabilities increased faster than yields on interest earning assets. Rate increases on interest-bearing liabilities were due to higher rates paid on deposit products, notes payable acquired in connection with the Levitt and Sons acquisition, short term borrowings and additional borrowings by the Parent Company segment to fund the corporate transaction and the retirement of a portion of BBC's 5 5/8% Convertible Debentures. The increased deposit average rates reflect the introduction of new transaction and time deposit products with higher rates than the existing portfolio. Market rates on short-term borrowings were higher during 2000 compared to 1999.

During 2000, BBC's average earning assets and average rate paying liabilities increased compared to 1999. The rising interest rate environment resulted in increased yields on earning assets with a corresponding increase in rates on interest paying liabilities. The higher balances and yields increased interest income by $41.9 million. Likewise, the higher balances and rates paid on average interest bearing liabilities increased interest expense by $47.1 million.

PROVISION FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows (dollars in thousands):


                                                                       For the Year Ended
                                                                           December 31,
                                          ----------------------------------------------------------------------------
                                            2000             1999             1998             1997            1996
                                          --------         --------         --------         --------         --------
Balance, beginning of period              $ 44,450         $ 37,950         $ 28,450         $ 25,750         $ 19,000
Charge-offs:
  Syndication loans                         (3,659)              --               --               --
  Commercial business loans                    (24)             (87)            (896)            (180)          (1,048)
  Commercial real estate loans                  --             (211)            (562)            (276)            (266)
  Small business                           (14,114)         (12,531)          (2,043)              --               --
  Lease financing                           (3,930)          (1,217)          (1,233)              --               --
  Consumer loan - indirect                  (7,546)         (11,052)          (9,446)          (7,885)          (4,581)
  Consumer loans - direct                   (2,233)          (2,443)          (1,746)          (2,809)          (1,756)
  Residential real estate loans               (715)            (150)            (169)            (180)             (67)
                                          --------         --------         --------         --------         --------
                                           (32,221)         (27,691)         (16,095)         (11,330)          (7,718)
                                          --------         --------         --------         --------         --------
Recoveries:
  Small business - real estate                  --               --               30               --               --
  Small business - non-mortgage              1,240              188               --               --               --
  Lease financing                              335              285              229               --               --
  Commercial business loans                     94              185              489              301              518
  Commercial real estate loans                   8              205                9              208               47
  Residential real estate loans                106               --               --               --               --
  Consumer loans - indirect                  3,211            1,931            1,449            1,462              382
  Consumer loans - direct                      645              739              844              791            1,277
                                          --------         --------         --------         --------         --------
                                             5,639            3,533            3,050            2,762            2,224
                                          --------         --------         --------         --------         --------
Net charge-offs                            (26,582)         (24,158)         (13,045)          (8,568)          (5,494)
Provision for loan losses                   29,132           30,658           21,788           11,268            5,844
Allowance for loan losses acquired              --               --              757               --            6,400
                                          --------         --------         --------         --------         --------
Balance, end of period                    $ 47,000         $ 44,450         $ 37,950         $ 28,450         $ 25,750
                                          ========         ========         ========         ========         ========


The provision for loan losses declined slightly from 1999. The improvement primarily resulted from lower credit losses in BBC's small business and consumer indirect loan portfolios partially offset by additional reserves required in BBC's syndications and lease financing portfolios. The majority of BBC's net charge-offs were from small business and indirect consumer loans. BBC has significantly reduced the origination of small business loans and in December 1998 discontinued the originations of indirect consumer loans. During 2000, major modifications were made to the underwriting process for small business loans. The declining loan balances in the above two portfolios resulted in reductions in the allowance for loan losses allocated to those portfolios. These improvements in credit quality were partially offset by additional reserves required for the syndication and lease financing portfolios. The increased provision for loan losses associated with syndication loans relates to two loans in which the borrowers encountered financial difficulties. The additional reserves allocated to lease financing resulted from adverse delinquency and industry trends associated with the portfolio.

NON-PERFORMING ASSETS AND POTENTIAL PROBLEM LOANS


                                                                                      December 31,
                                                       ----------------------------------------------------------------------------
                                                          2000            1999            1998            1997            1996
                                                       -----------     -----------     -----------     -----------      -----------
                                                                                (Dollars in Thousands)
NON PERFORMING ASSETS
NON-ACCRUAL (1)
Tax certificates                                       $     2,491     $     2,258     $       765     $       880      $     1,835
Residential                                                 11,229          15,214           6,956           8,026            6,477
Commercial real estate and business                          1,705           5,747          10,904           4,377            3,868
Small business                                               2,532           4,427           1,603              --               --
Lease financing                                              1,515           1,201             893              --               --
Consumer                                                     1,125           5,705           3,008           5,166            2,079
                                                       -----------     -----------     -----------     -----------      -----------
                                                            20,597          34,552          24,129          18,449           14,259
REPOSSESSED (1)
Residential real estate owned                                2,562           1,929           2,169           3,825              748
Commercial real estate owned                                 1,937           2,022           3,334           3,703            4,170
Consumer                                                        95             867           1,572           2,912            1,992
Lease financing                                              1,647             386             324              --               --
                                                       -----------     -----------     -----------     -----------      -----------
                                                             6,241           5,204           7,399          10,440            6,910
                                                       -----------     -----------     -----------     -----------      -----------
TOTAL NON-PERFORMING ASSETS                            $    26,838     $    39,756     $    31,528     $    28,889      $    21,169
                                                       -----------     -----------     -----------     -----------      -----------
Total non-performing assets as a percentage of:

  Total assets                                                0.58%           0.96%           0.83%           0.94%            0.81%
                                                       ===========     ===========     ===========     ===========      ===========
  Loans, tax certificates and net real estate owned           0.89%           1.40%           1.15%           1.33%            1.11%
                                                       ===========     ===========     ===========     ===========      ===========
TOTAL ASSETS                                           $ 4,617,300     $ 4,159,901     $ 3,788,975     $ 3,064,480      $ 2,605,527
                                                       ===========     ===========     ===========     ===========      ===========
TOTAL LOANS, TAX CERTIFICATES AND NET
   REAL ESTATE OWNED                                   $ 3,029,592     $ 2,831,189     $ 2,729,738     $ 2,164,965      $ 1,911,501
                                                       ===========     ===========     ===========     ===========      ===========
Allowance for loan losses                              $    47,000     $    44,450     $    37,950     $    28,450      $    25,750
                                                       ===========     ===========     ===========     ===========      ===========
Total tax certificates                                 $   124,289     $    93,080     $    50,916     $    56,162      $    55,977
                                                       ===========     ===========     ===========     ===========      ===========
Allowance for tax certificate losses                   $     1,937     $     1,504     $     1,020     $       949      $     1,466
                                                       ===========     ===========     ===========     ===========      ===========
POTENTIAL PROBLEM LOANS

CONTRACTUALLY PAST DUE 90 DAYS OR MORE
Small business                                         $        --     $        --     $       349     $        --      $        --
Commercial real estate and business (2)                      7,086             410           2,833             647            2,961
                                                       -----------     -----------     -----------     -----------      -----------
                                                             7,086             410           3,182             647            2,961
PERFORMING IMPAIRED LOANS, NET OF
   SPECIFIC ALLOWANCES
Corporate syndication loans                                 15,001              --              --              --               --

RESTRUCTURED LOANS
Commercial real estate and business                             --              --               7           4,043            3,718

DELINQUENT RESIDENTIAL LOANS PURCHASED                       5,389          10,447              --              --               --
                                                       -----------     -----------     -----------     -----------      -----------
TOTAL POTENTIAL PROBLEM LOANS                          $    27,476     $    10,857     $     3,189     $     4,690      $     6,679
                                                       ===========     ===========     ===========     ===========      ===========

(1)      Amounts are net of specific allowances for loan losses.
(2) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. The 2000 amount represents one loan that was repaid during February 2001.

Non-performing assets decreased by $12.9 million to $26.8 million at December 31, 2000 compared to $39.8 million at December 31, 1999. Non-performing loans declined by $14.0 million while repossessed property increased by $1.1 million. The improvement reflects declines in non-performing residential, commercial, small business and consumer loans. These declines were partially offset by higher non-performing lease financing and tax certificates balances.

The reduction in small business and consumer non-performing loans resulted from a declining portfolio and changes in the collection process resulting in decreased delinquencies.

Non-accrual commercial loans improved due to a payoff of a nonresidential commercial real estate loan and the foreclosure of a commercial real estate loan.

The increase in non-performing tax certificates was attributed to portfolio growth.

The increase in lease financing non-performing balances was due to higher portfolio balances and higher delinquencies.

The increase in repossessed asset balances reflects higher residential REO and lease financing repossessed assets partially offset by lower consumer repossessed assets. The decline in consumer foreclosed assets resulted from changes in the collection process.

Potential problem assets were $27.5 million at December 31, 2000 compared to $10.9 million at December 31, 1999. Commercial real estate and business loans contractually past due 90 days or more at December 31, 2000 represents one commercial real estate loan that was paid-off in February 2001. The performing impaired loans reflects two syndication loans that did not meet their loan covenants resulting in BBC's management having serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. The above increase in potential problem loans was partially offset by decreases in delinquent residential loans purchased. The improvement resulted from either negotiated payoffs or foreclosure and sales of the non-performing residential loans acquired.

ALLOWANCE FOR CREDIT LOSSES

BBC performs periodic and systematic detailed reviews of the loan and lease portfolios in an effort to identify inherent risks and to assess the overall collectibility of those portfolios. Certain homogeneous loan portfolios are evaluated collectively based on individual loan type, while remaining portfolios are reviewed on an individual loan basis. These reviews, combined with historical loss experience and other factors, result in the identification and quantification of specific allowances for credit losses and loss factors which are used in determining the amount of the allowance and related provision for loan losses. The actual amount of credit losses may vary from the estimated losses due to changing economic conditions or changes in the industry. BBC has procedures in place to monitor differences between estimated and actual incurred credit losses, which includes periodic assessments by senior management of both individual loans and credit portfolios and the models used to estimate credit losses in those portfolios. Portions of the allowance for loan losses, as presented on the table below, are assigned to cover the estimated probable losses in each loan and lease category based on the results of BBC's review process described above. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit, including industry concentrations. The assigned portion of the allowance for loan losses is weighted toward the small business and the commercial loan portfolios. The amounts assigned to the small business portfolio reflect a higher level of delinquency trends and the potential for higher individual losses. The assigned portion associated with the commercial portfolio includes two syndication loans identified as potential problem loans and a portfolio reserve for commercial real estate loans due to their large loan balances and the size of the portfolio. The remaining unassigned portion of the allowance for loan losses, determined separately from the procedures outlined above, addresses certain industry and geographic concentrations, including economic conditions, in an attempt to address the imprecision inherent in the estimation of the assigned allowance for loan losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for loan losses, the relationship of the unassigned component to the total allowance for loan losses may fluctuate from period to period. BBC management evaluates the adequacy of the allowance for loan losses based on the combined total of the assigned and unassigned components and believes that the allowance for loan losses reflects BBC management's best estimate of incurred credit losses as of the balance sheet date.

The table below presents the allocation of the allowance for loan losses ("ALL") by various loan classifications ("ALL by category"), the percent of allowance to each loan category ("ALL to gross loans in each category") and sets forth the percentage of loans in each category to gross loans excluding banker's acceptances ("Loans by category to gross loans"). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends. There is no assurance that the allowance will be sufficient. (dollars in thousands)


                              December 31, 2000                 December 31, 1999                     December 31, 1998
                     ---------------------------------   ---------------------------------      ---------------------------------
                                     ALL      Loans                      ALL         Loans                      ALL     Loans
                                   to Gross     by                     to Gross       by                      to Gross    by
                       ALL          Loans    Category      ALL          Loans      Category        ALL         Loans    Category
                       by          in Each   to Gross      by          in Each     to Gross        by         in Each   to Gross
                     Category     Category     Loans     Category      Category     Loans        Category     Category    Loans
                     --------     --------   --------    --------      --------    --------      --------     --------  ---------
Commercial business  $ 9,982         4.33%      7.10%     $ 4,655         1.94%       8.01%       $ 2,749        2.31%     4.14%
Commercial real
estate                10,072         0.77      40.25        8,118         0.86       31.44           9,411       1.20     27.21
Small business        10,750        11.01       3.01       13,278        11.48        3.84           4,831       4.07      4.14
Lease financing        2,879         3.79       2.34        2,131         4.91        1.45           1,320       5.27      0.87
Residential real
estate                 1,540         0.12      40.52        1,912         0.14       47.00           1,804       0.12     52.43
Consumer - direct      2,989         1.89       4.86        2,294         1.89        4.05           1,652       1.63      3.53
Consumer -indirect     5,388         8.62       1.92        7,758         6.18        4.21          10,409       4.72      7.68
Unassigned             3,400          N/A        N/A        4,304          N/A         N/A           5,774        N/A       N/A
                     -------                  ------      -------                   ------         -------                ------
                     $47,000         1.45%    100.00%     $44,450         1.48%     100.00%        $37,950       1.32%    100.00%
                     =======                  ======      =======                   ======         =======                ======




                             December 31, 1997                   December 31, 1996
                     --------------------------------    ---------------------------------
                                      ALL     Loans                      ALL        Loans
                                  to Gross     by                      to Gross      by
                       ALL          Loans    Category      ALL          Loans     Category
                       by         in Each    to Gross      by           in Each   to Gross
                     Category     Category    Loans      Category      Category     Loans
                    ---------     --------   --------    --------      --------   ---------
Commercial business  $ 1,629         3.01%      2.57%     $ 3,676         4.70%      3.83%
Commercial real        8,021         1.14      33.59        5,526         0.76      35.75
estate
Small business           451         1.59       1.50           --           --         --
Lease financing           --           --         --           --           --         --
Residential real       2,045         0.21      46.39        3,201         0.36      43.52
estate
Consumer - direct      3,935         3.75       5.60        3,632         2.23       7.98
Consumer  -            7,791         3.59      10.35        5,289         2.91       8.92
indirect
Unassigned             4,578          N/A        N/A        4,426          N/A        N/A
                     -------                  ------      -------                  ------
                     $28,450         1.36%    100.00%     $25,750         1.26%    100.00%
                     =======                  ======      =======                  ======

NON-INTEREST INCOME


                                                                     For the Year
                                                                   Ended December 31,                Change
                                                                ------------------------     ------------------------
                                                                   2000          1999         Amount          Percent
                                                                ---------      ---------     ---------         ------
                                                                                        (IN THOUSANDS)

BANKING OPERATIONS
Loan late fees and other loan income                            $   4,144      $   5,122     $    (978)        (19.09)%
(losses) gains on sales of loans held for sale, net                  (528)         1,703        (2,231)       (131.00)
Gains on  trading securities and available for sale, net            2,226          1,928           298          15.46
Transaction fees                                                   13,666         14,172          (506)         (3.57)
ATM fees                                                           10,881          9,945           936           9.41
Other                                                               4,511          5,731        (1,220)        (21.29)
                                                                ---------      ---------     ---------         ------
    Non-interest income                                            34,900         38,601        (3,701)         (9.59)
                                                                ---------      ---------     ---------         ------
LEVITT OPERATIONS
Gains on sales of real estate held for development and sale        22,076          9,061        13,015         143.64
Other                                                               7,055          1,812         5,243         289.35
                                                                ---------      ---------     ---------         ------
Non-interest income                                                29,131         10,873        18,258         167.92
                                                                ---------      ---------     ---------         ------
RYAN BECK OPERATIONS
Principal transactions                                             14,778         12,105         2,673          22.08
Investment banking                                                 15,387         20,984        (5,597)        (26.67)
Commissions                                                        20,936         16,849         4,087          24.26
Other                                                               1,032            657           375          57.08
                                                                ---------      ---------     ---------         ------
Non-interest income                                                52,133         50,595         1,538           3.04
                                                                ---------      ---------     ---------         ------
Total non-interest income                                       $ 116,164      $ 100,069     $  16,095          16.08%
                                                                =========      =========     =========         ======


BANKING OPERATIONS

Loan late fees and other loan income declined by 19% from 1999. The decrease primarily resulted from lower prepayment penalties on commercial real estate loans, a decline in late fee income on consumer and residential loans and lower renewal fee income associated with small business loans.

The loss on sales of loans during 2000 resulted from the sale of a syndication loan for a $695,000 loss as well as losses associated with capital markets activities and a decline in residential loans originated for resale. The realized loss on the syndication loan sale resulted from the acceptance of an offer from the underwriter of a syndication loan to purchase the loan at a discount. The borrower on the syndication loan had previously received a going concern opinion from its independent auditors. In September 2000, BBC discontinued the purchase for resale of residential loans and reclassified $222 million of loans held for sale to loans held for investment realizing a $654,000 loss at the transfer date. During 2000, BBC refocused its residential lending activities exclusively on CRA lending and significantly reduced the origination and sale of residential loans resulting in a decline in gains on sales of residential loans originated for resale. The 1999 gains on loan sales resulted from sales of loans originated for resale and sales of loans purchased for resale.

Gains on sales of trading securities and securities available for sale during 2000 resulted from gains of $2.1 million and $399,000 from the sale of equity securities and mortgage-backed securities, respectively, a $316,000 unrealized gain from a forward contract, partially offset by a $5,000 net loss from trading activities and a $630,000 write-down of equity investments.

The sales of securities available for sale were due to market conditions or were strategic sales associated with managing BBC's interest rate risk. The unrealized gain resulted from BBC's investment in a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The trading loss was due to BBC's government securities and European time deposit trading activities. These activities were discontinued during 2000 due to low profit margins. The write-down resulted from two equity securities that were written down due to significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the securities.

During 1999, the gains on trading securities and securities available for sale resulted from gains of $1.6 million and $381,000 from the sale of mortgage-backed securities available for sale and equity securities, respectively, and a $82,000 loss from trading activities. The sales of securities available for sale were in reaction to changes in the interest rate environment during 1999.

Transaction fee income was slightly lower during 2000 compared to 1999. The decline was primarily due to lower deposit account monthly charges and analysis charges partially offset by an increase in fees earned on overdrafts.

The improvement in ATM fee income during 2000 resulted from a renegotiated profit sharing agreement for certain locations and increased transaction activity at BankAtlantic's branch locations.

Other income declined by 21% from 1999. The decline was due to lower gains on the sale of branch and back office facilities during 2000 compared to 1999. Gains on the sale of property and equipment was $874,000 during 2000 compared to $2.0 million during 1999.

LEVITT OPERATIONS

The significant increase in gains on sales of real estate primarily resulted from the acquisition of Levitt and Sons effective December 31, 1999 and consistent earnings during the period from the St. Lucie West development. During 2000, gains on the sale of Levitt and Sons real estate was $13.0 million compared to zero during 1999. SLWHC recorded $9.0 million of gains on real estate sales in both the current year and 1999.

Other income includes equity earnings in joint ventures, utility expansion income and revenues from rental operations. The majority of other income during 2000 came from utility expansion income. During February 2000, SLWHC received a cash payment of $8.5 million relating to a receivable from a public municipality providing water and wastewater services to St. Lucie West, resulting in a $4.3 million gain. The payment is in full settlement of a receivable pursuant to an agreement dated December 1991 between SLWHC and the municipality. The 1991 agreement required the municipality to reimburse SLWHC for its cost of increasing the service capacity of the utility plant via payment to SLWHC of the future connection fees generated from such capacity.

Equity in earnings from joint ventures increased during the current year to $1.1 million compared to $800,000 last year. The remaining increase in other income resulted from the activities of Levitt and Sons.

Net pre-tax income from Levitt and Sons' homebuilding for 2000 was $4.0 million. The net profit margin during 2000 was negatively impacted by the purchase accounting valuation of construction in process at the time of the acquisition. As a consequence, the net profit margin on the sale of real estate should improve in 2001 as the effects of purchase accounting valuations were largely absorbed in 2000 operating results.

RYAN BECK OPERATIONS

Ryan Beck principal transactions and commission revenues increased 22% and 24%, respectively, from 1999, due to new initiatives such as intra-day trading, Certificate of Deposit wholesale trading and the full year recognition of commission income from institutional sales and the sale of retail investment products in BankAtlantic's branches. During 2000 Ryan Beck recognized a full year of activity in the institutional commission business as opposed to only six months in 1999. Principal transactions trading revenues recovered from losses in 1999 related to two equity securities on which Ryan Beck acted as a market maker. Investment banking revenues decreased 27% in 2000, primarily resulting from a $544 million initial public offering that closed in 1999 (this was an all-time record-size offering for Ryan Beck) for which there was no correspondingly sized transaction in 2000. Other income increased due to an improvement in wealth management fees earned during 2000 compared to 1999.

NON-INTEREST EXPENSE


                                                                      For the Year
                                                                    Ended December 31,             Change
                                                                 ----------------------       ------------------
                                                                   2000          1999          Amount    Percent
                                                                 --------      --------       -------    -------
                                                                              (In Thousands)
BANKING OPERATIONS
Employee compensation and benefits                               $ 46,890      $ 39,206       $ 7,684      19.60 %
Occupancy and equipment                                            23,622        21,512         2,110       9.81 %
Advertising and promotion                                           4,154         2,113         2,041      96.59 %
Restructuring charges and write-downs                               2,656            --         2,656         N/A
Amortization of cost over fair value of net assets acquired         2,833         2,840            (7)     (0.25)%
Other                                                              24,137        18,545         5,592      30.15 %
                                                                 --------      --------       -------      ------
  Non-interest expenses                                           104,292        84,216        20,076      23.84 %
                                                                 --------      --------       -------      ------
LEVITT OPERATIONS

Employee compensation and benefits                                  6,846         1,012         5,834     576.48 %
Advertising and promotion                                           2,684           724         1,960     270.72 %
Selling, general and administrative                                 9,201         4,352         4,849     111.42 %
                                                                 --------      --------       -------      ------
Non-interest expenses                                              18,731         6,088        12,643     207.67 %
                                                                 --------      --------       -------      ------
RYAN BECK OPERATIONS

Employee compensation and benefits                                 37,191        34,777         2,414       6.94 %
Occupancy and equipment                                             3,632         2,910           722      24.81 %
Advertising and promotion                                           1,381         1,188           193      16.25 %
Amortization of cost over fair value of net assets acquired         1,248         1,161            87       7.49 %
Other                                                              10,732         9,439         1,293      13.70 %
                                                                 --------      --------       -------      ------
Non-interest expenses                                              54,184        49,475         4,709       9.52 %
                                                                 --------      --------       -------      ------
Total  non-interest expenses                                     $177,207      $139,779       $37,428      26.78 %
                                                                 ========      ========       =======      ======


BANKING OPERATIONS

Banking operations compensation expense increased by 20% from 1999. Due to competitive local labor market conditions, BBC substantially increased compensation of existing employees and related health insurance and 401(k) retirement benefits. BBC strengthened its senior management team incurring recruitment and relocation expenses. BBC hired information systems personnel to upgrade its technology infrastructure and to launch internet banking. Additionally, significantly higher discretionary bonuses and incentive compensation were paid based on individual performance and the achievement of corporate goals.

Included in compensation expense during 2000 was a $1.3 million one-time charge resulting from the retirement of all publicly held outstanding shares of Class B Common Stock. The compensation charge resulted from retirement of shares of Class B Common Stock in the corporate transaction from holders who received these shares upon exercise of options to acquire Class B Common Stock within six months of the date of retirement.

The above compensation increases were partially offset by the recognition during the 2000 period of a $1.5 million benefit associated with BBC's defined benefit pension plan. The benefit was recognized due to a change in actuarial assumptions during 2000 associated with the rising interest rate environment. There was a $789,000 benefit recognized during the 1999 period.

Banking operations occupancy expenses increased by 10% from 1999. The increase resulted from higher ATM equipment repair and maintenance, additional data processing fees, higher costs associated with BankAtlantic's branch network and internet banking maintenance contracts and additional rental expense associated with new data processing facilities.

During 2000, BBC incurred significant advertising costs associated with promotions for new deposit and loan products as well as promotional costs associated with internet banking.

During the fourth quarter of 2000, BBC made a strategic decision to terminate its ATM relationships with Wal*Mart and K-Mart resulting in the restructuring charge and impairment write-down shown on the above table. The investment returns on the above relationships did not meet BBC's strategic goals. BBC management anticipates an improved contribution from ATM operations during 2001 as a result of this action.

Banking operations other expenses increased by 30% from 1999. Part of the increase was due to the sale of REO properties during 1999 for a net gain of $2.2 million. During 2000, BBC recognized a net loss of $107,000 on the sale of REO properties. The majority of the 1999 gains were from the sale of one parcel of a foreclosed commercial real estate property. The remaining increase in BBC other expenses resulted from higher consulting fees associated with upgrades to BBC's technology infrastructure and internet banking, increases in the loss provision for tax certificates due to portfolio growth, an increase in contributions to the BankAtlantic Foundation, higher costs associated with the Sterling loans (See Note 17 to the consolidated financial statements) and higher telecommunication expenses associated with enhancements to BBC's telecommunications infrastructure and call center.

LEVITT OPERATIONS

The increase in real estate operations non-interest expenses primarily related to the December 1999 acquisition of Levitt and Sons.

Levitt operations non-interest expense excluding Levitt and Sons operations was as follows:


                                                For the Year
                                             Ended December 31,               Change
                                             ------------------        --------------------
                                              2000         1999        Amount       Percent
                                             ------      ------        ------       -------
        Compensation and benefits            $1,933      $1,012        $ 921         91.01%
        Advertising                           1,002         724          278
        Other                                                                        10.29%
                                              4,800       4,352          448
                                             ------      ------        ------        -----
                                             $7,735      $6,088        $1,647        27.05%
                                             ======      ======        ======        =====

The higher compensation reflected an increase in the number of employees as well as annual salary and benefit increases.

RYAN BECK OPERATIONS

Ryan Beck compensation expense increased by 7% from 1999. The increase was primarily due to the implementation of numerous new initiatives since the latter half of 1999. Ryan Beck experienced higher compensation charges related to the full year of institutional sales and general market research departments compared to three and six months of operations during 1999, respectively.

Ryan Beck occupancy and equipment expense increases resulted from additional rent and depreciation expenses associated with new and renovated offices.

Ryan Beck advertising and promotional expenses increased based on a full year of costs associated with institutional sales.

Ryan Beck other expenses increased due to communication costs such as telephone, quotation systems and postage expenses associated with new offices and departments. Floor broker and clearing expenses were higher due to a 65% increase in the number of trades executed during 2000 compared to 1999. Professional fees increased due to additional expenses incurred for job placement and recruiting for various management positions.

DISCONTINUED OPERATIONS

During 2000, BBC recognized a $669,000 gain, net of taxes, from discontinued operations. The gain resulted from a higher than projected gain on the sale of a building used by the mortgage servicing unit.

During 1999, BBC recognized a $2.1 million gain, net of taxes from discontinued operations. The gain resulted from lower than anticipated costs associated with the mortgage servicing portfolio sale along with higher servicing balances based on slower than anticipated loan repayments.

EXTRAORDINARY ITEMS

During 2000, BBC purchased $53.8 million aggregate principal amount of its 5 5/8% convertible debentures through two tender offers and unsolicited open market purchases. These debentures were purchased at a discount resulting in a $7.9 million (net of tax) extraordinary gain.

SEGMENT REPORTING

The following table and subsequent discussion are based on the Company's method for reporting internally on business segment performance. BFC (without consideration of BBC) is considered as a separate segment. For BBC, the reports centralize at the BBC Parent Company level all acquisition financing and intangible costs. Overhead and other expenses of non-revenue divisions are allocated within BBC as interest expense and overhead based on average assets of each segment. The presentation and allocation of interest expense and overhead and the net contribution calculated for operating segments may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management's view, likely not be impacted.

(Dollars in thousands)

                                                                                                          Bank Operations
                             Capital Markets          Commercial Banking        Community Banking               Total
                        ---------------------      --------------------       --------------------     ---------------------
                          2000         1999          2000         1999         2000         1999         2000        1999
                        --------     --------      --------     -------       -------      -------     --------     --------
Interest income         $178,229     $159,855      $116,196     $85,257       $33,238      $38,728     $327,663     $283,840
Interest expense and
  overhead              (145,565)    (120,259)      (68,030)    (43,337)      (20,229)     (19,997)    (233,824)    (183,593)
Provision for loan
  losses                    (449)        (258)      (15,866)     (3,017)      (12,817)     (27,383)     (29,132)     (30,658)
Non-interest income          731        3,293         2,359       4,550        11,693       12,062       14,783       19,905
Segment net income
  (loss)                  17,898       22,738        17,774      22,287        (5,969)      (9,576)      29,703       35,449
Average assets         2,484,625    2,335,055     1,173,581     914,101       350,973      421,556    4,009,179    3,670,712
Net interest spread         2.79%        2.92%         5.44%       5.77%         5.19%        5.64%        3.78%        3.94%


                           Levitt Corporation            Ryan Beck             Bbc Parent Company       Bfc Holding Company
                          -------------------        ------------------       --------------------     ---------------------
                           2000         1999          2000        1999         2000         1999         2000        1999
                          ------       ------        ------      ------       -------      -------     --------     --------
Interest income           $2,264       $1,702        $2,151      $1,589        $1,206       $4,052       $1,005       $1,529
Interest expense and
  overhead                (1,315)      (1,001)         (551)       (903)      (22,990)     (19,370)      (3,767)      (3,905)
Provision for loan
  losses                      --           --            --          --            --           --           --         (300)
Non-interest income
(expense)                 29,670       10,874        52,133      50,595         2,916          984       (1,907)      14,110
Segment net income
   (loss)                  6,955        4,032           867       2,319       (19,753)     (13,008)      (6,424)       7,251
Average assets           157,090       73,346        43,890      38,433        88,844       89,489       37,654       96,134


BUSINESS SEGMENT RESULTS OF OPERATIONS

CAPITAL MARKETS

Segment net income declined by 21% from 1999. The lower net income primarily resulted from lower gains on the sale of residential loans held for sale, write-downs of loans held for sale and an increase in the interest expense and overhead allocation to this segment.

The decrease in non-interest income was primarily associated with lower gains associated with loans held for sale and write-downs of purchased residential loans held for sale. The declines in gains on sales of residential loans held for sale and write-downs of residential loans resulted from unfavorable market conditions during 2000.

The above declines in segment net income were partially offset by an increase in interest income primarily associated with higher rates earned on average assets caused by higher interest rates during 2000 compared to 1999.

COMMERCIAL BANKING

Segment net income declined by 20% from 1999. The primary reasons for the decline were a substantial increase in the provision for loan losses (primarily in syndications and lease activities), a significant gain on the sale of a REO property during 1999 for which no similar gain was realized in 2000, losses on the sale of a problem syndicated loan and an increase in interest expense and overhead allocated to this segment.

The above declines in segment net income were partially offset by an increase in interest income attributed to a substantial increase in the commercial real estate portfolio and higher rates earned on average assets compared to 1999.

The decline in non-interest income resulted from a $1.5 million gain on the sale of an REO property during 1999 and a $695,000 loss on the sale of a syndicated loan during 2000. There were no significant gains on the sale of REO in the segment during 2000 and BBC did not sell loans from this segment during 1999.

COMMUNITY BANKING

Segment net loss declined by $3.6 million during 2000 compared to 1999. The improvement in the community banking segment operations primarily resulted from a significantly lower provision for loan losses. This improvement reflects management's belief that substantial progress has been made in enhancing the credit quality of new loan originations in this segment. The majority of the provision for loan losses in this segment related to small business loans originated prior to the 2000 fiscal year and indirect automobile loans. These portfolios declined substantially during 2000 with a corresponding reduction in charge-offs and the provision for loan losses.

The decline in interest income was also due to lower average portfolio balances during 2000 compared to 1999.

Non-interest income decreased slightly due to higher ATM fee income partially offset by declines in loan fees.

ALLOCATION OF OVERHEAD - BANK OPERATION

The Bank Operation overhead increased for all bank segments due to a substantial increase in interest expense from higher interest bearing liabilities average rates and balances. The increased interest bearing liabilities was primarily associated with the funding of asset growth. The increased average rates reflected the rising interest rate environment during 2000 compared to 1999. The higher operating expenses resulted from increased compensation, data processing and consulting expenses. The increases in data processing and consulting fees were primarily associated with upgrades to BBC's technology infrastructure as well as BBC entry into internet banking. These bank operation overhead increases were allocated to each bank operation segment pro-rata based on its average assets.

LEVITT CORPORATION

Segment net income from Levitt's operations increased by 72% from 1999. The improvement in segment net income primarily resulted from the acquisition of Levitt and Sons during December 1999 and secondarily higher income from St. Lucie West operations due to the utility receivable sale. Excluding the acquisition of Levitt and Sons, interest income increased by $300,000, non-interest income increased by $3.0 million and non-interest expense increased by $1.8 million.

RYAN BECK

Segment income from operations declined by 63% from 1999. The decline in segment income during 2000 primarily reflects lower investment banking income and higher operating expenses.

Total non-interest income increased from 1999. While investment banking revenues declined during 2000, revenues from principal transactions and commissions increased 22% and 24%, respectively. This increase reflected a strategic expansion of operations, in the latter half of 1999, which added analytical coverage of new industries, including the consumer services, energy, homebuilding, healthcare and pharmaceuticals industries. The decline in investment banking revenue can be attributed to an all-time record-size offering during 1999. The increase in operating expenses resulted from the significant expansion of Ryan Beck's operations discussed above.

BBC PARENT COMPANY

The Parent Company's loss increased by $6.7 million during 2000 compared to 1999. This additional net loss reflected additional borrowings associated with the corporate transaction and lower interest income due to the repayment of a $10 million note receivable from Ryan Beck.

BFC HOLDING COMPANY

BFC Holding Company segment net loss in 2000 was approximately $6.4 million and segment net income in 1999 was approximately $7.3 million. Interest income decreased in 2000 as compared to 1999 associated with interest received in 1999 from an affiliated real estate limited partnership that had not been accrued in prior years that did not recur in 2000. In 1999, BFC's investment in BBC was carried on the equity basis and accordingly the 1999 table within the non-interest income component includes $10.5 million in equity in earnings of BBC. In 2000, BFC controls greater than 50% of the vote of BBC and BBC is consolidated in the financial statements of the Company. Therefore, BFC's equity in earnings is excluded from the 2000 BFC Holding Company segment results . Reflected in 2000 non-interest income (expense) is an impairment loss on securities of approximately $4.6 million. Additionally non-interest income (expense) decreased in 2000 as compared to 1999 primarily due to distributions received in 1999 which did not recur in 2000 from real estate limited partnerships, that had not been accrued in prior years.

FINANCIAL CONDITION
-------------------

CONSOLIDATED FINANCIAL CONDITION

The Company's total assets at December 31, 2000 and 1999 were $4.7 billion and $96.7 million, respectively. On August 17, 2000, BBC Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all of its outstanding shares of Class B common stock not owned by BFC. The Class B Common Stock represents 100% of the voting rights of BBC. As the sole holder of BBC Class B Common Stock, BFC now controls greater than 50% of the vote of BBC and is consolidated in the financial statement of BFC instead of carried on the equity basis. The financial statements for 2000 and the various financial schedules reflect major changes from the previous periods as a consequence of this transaction and the resulting consolidation of the financial information.

BBC'S FINANCIAL CONDITION

BBC considers interest rate sensitivity, credit risk, liquidity risk, equity pricing risk, general economic conditions and capital position in managing its financial condition

BBC's total assets at December 31, 2000 and 1999 were $4.6 billion and $4.2 billion, respectively. The increase in total assets primarily resulted from an increase in: investment securities and tax certificates, securities available for sale, loans and leases receivable, accrued interest receivable and trading securities. The above increases were partially offset by declines in deferred tax assets and other assets.

The securities available for sale portfolio totaled $839 million at December 31, 2000 compared to $818 million at December 31, 1999. The increase primarily resulted from purchases of mortgage-backed securities during the fourth quarter of 2000.

Investment securities and tax certificates at December 31, 2000 totaled $384 million compared to $113 million at December 31, 1999. The increases primarily resulted from the purchase of mortgage-backed securities classified as held to maturity and the expansion of BBC's tax certificate operation. During 2000, BBC purchased $426 million of investment securities and tax certificates and received proceeds from redemptions and maturities of $155 million.

Trading securities totaled $43.6 million at December 31, 2000 compared to $23.3 million at December 31, 1999. The increase reflects the implementation of new trading strategies during the fourth quarter of 2000 which resulted in increased positions in fixed income debt securities.

Total loans and leases at December 31, 2000 were $2,854 million compared to $2,690 million at December 31, 1999. The growth in BBC's loan portfolio reflected higher commercial loan balances due to originations and purchases partially offset by declining consumer and small business loan balances.

Accrued interest receivable balances increased from the comparable 1999 period. The increase resulted from growth in the loan and tax certificate portfolios along with purchases of mortgage-backed securities held to maturity and the execution of swap contracts.

Deferred tax assets balances declined from the comparable 1999 period. The decline primarily resulted from an increase in the deferred tax liability on unrealized appreciation on securities available for sale.

Other assets declined from the comparable 1999 period. Other assets primarily consist of REO, deferred offering costs on debentures, prepaid expenses, dealer reserve associated with indirect consumer loans and receivables from Ryan Beck's clearing agent. The decline in other assets reflected lower receivables from Ryan Beck's clearing agent and a decline in indirect consumer loans dealer reserve due to loan repayments.

BBC's total liabilities at December 31, 2000 and 1999 were $4.4 billion and $3.9 billion, respectively. The increase in total liabilities primarily resulted from an increase in: deposits, securities sold under agreements to repurchase and other short term borrowings and other liabilities. The above increases were partially offset by declines in advances from the FHLB and subordinated debentures, notes and bonds payable borrowings.

Total deposits increased by 10% to $2,234 million at December 31, 2000 compared to $2,028 million at December 31, 1999. The increase in BBC's deposits primarily resulted from growth in its insured money savings, interest free checking and certificate accounts partially offset by declines in its savings and checking accounts.

During 2000, BBC implemented a strategy to increase the balances and maturities of its certificate accounts and to manage the associated interest rate risk. BBC issued $285 million of certificate accounts with maturities from one year to five years and executed interest rate swap contracts with the same maturities and notional amounts as the certificate accounts. These swaps were fair value hedges which converted the fixed rate certificate accounts to a short term LIBOR interest rate.

Securities sold under agreements to repurchase and other short term borrowings increased by $240 million to $669 million at December 31, 2000 compared to $429 million at December 31, 1999. BBC use securities sold under agreements to repurchase and other short term borrowings to fund its earning assets and to manage its interest rate risk. The increase in short term borrowings was used to fund loan and securities growth not funded by deposits.

FHLB advances decreased by $59 million to $1,039 million at December 31, 2000 compared to $1,098 million at December 31, 1999. FHLB advances were primarily used to fund the purchase of residential loans and secondarily to fund loan growth and securities purchases.

Subordinated debentures and notes payable declined by $4 million to $224 million at December 31, 2000 from $228 million at December 31, 1999. The decline primarily resulted from lower convertible debentures and real estate notes payable balances partially offset by investment notes issued during 2000 and borrowings from unrelated financial institutions.

Other liabilities totaled $126.9 million at December 31, 2000 compared to $65.3 million at December 31, 1999. The increase reflects higher ending and average balances in the following categories: current taxes payable, securities sold not yet purchased, Ryan Beck cash-based deferred compensation, teller checks, due from clearing agent and restructuring charge.

BBC's stockholders' equity at December 31, 2000 was $248.8 million compared to $235.9 at December 31, 1999. The increase was primarily attributed to $28.6 million of after tax appreciation of securities available for sale, net earnings of $24.7 million and issuance of $2.3 million of common stock from the exercise of stock options. Offsetting the above increases were reductions in BBC stockholders' equity of $31.9 million associated with the retirement of the publicly held BBC Class B Common Stock, $3.9 million of BBC dividends, $4.4 million of BBC stock repurchases and $3.2 million associated with Ryan Beck's cash-based deferred compensation awards program.

The regulatory capital ratios of BankAtlantic as well as a description of the components of risk-based capital and capital adequacy requirements are included in Note 16 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

BFC'S LIQUIDITY AND CAPITAL RESOURCES

The primary sources of funds to the Company (without consideration of BBC's liquidity and capital resources) for the year ended December 31, 2000 were dividends from BBC, return of amounts previously held in escrow for called Subordinated Debentures, increase in borrowings, interest received on advances to an affiliate in connection with real estate held for development and sale, revenues from property operations, principal reduction on loan receivables and fees and interest received upon formation of affiliated partnerships. These funds were primarily utilized to invest in venture capital technology entities, reduce mortgage payable and other borrowings and to fund operating expenses and general and administrative expenses. BFC has a $8.08 million revolving line of credit that can be utilized for specific purposes, as defined. At December 31, 2000, $4.0 million was available under this facility.

In January 2000, in accordance with the terms of the escrow agreement entered into in connection with litigation settlements, approximately $2.5 million remaining in escrow to fund future payments associated with the called Subordinated Debenture was released to the Company. Any future payments associated with these settlements will be paid from the Company's working capital. Payments will be made only when a claimant presents for cancellation the subordinated debenture that was cancelled upon settlements of litigation. At December 31, 2000, there was approximately $5.0 million that could be presented for payment in the future. The Company is not obligated to pay interest on this amount.

During 1999 and 2000, the Company (without consideration of BBC) acquired interests in unaffiliated technology entities. During 2000, the ownership in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the managing general partners of these partnerships. Interests in such partnerships were sold in 2000 and 2001 to accredited investors including affiliates in private offerings. During 2000, approximately $11.5 million of capital was raised by these partnerships. Of that amount, BFC, BBC and the general partners retained ownership of approximately $3.0 million. In addition to that amount, officers, directors and affiliates of the Company invested approximately $3.2 million in the partnerships. It is anticipated that the Company may form additional partnerships in the future to invest in the technology sector. The Company also holds direct interests in non-affiliated entities of approximately $1.7 million in the retail sector and approximately $2.5 million in the technology sector.

In December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 2000, the 70 acres have been sold to unaffiliated third parties for approximately $21.4 million and the Company recognized net gains from the sales of real estate of approximately $4.8 million. Included in cost of sales is approximately $3.4 million representing the Abdo Group's profit participation from the real estate sale transactions. In 2000, the Abdo Group was paid approximately $2.6 million for the profit participation on the sales.

As previously indicated the Company holds approximately 36% of all outstanding BBC Common Stock. The payment of dividends by BBC is subject to declaration by BBC's Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BBC and the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. While there is no assurance that BBC will pay dividends in the future, BBC has paid a regular quarterly dividend to its common stockholders since August 1993 and management of BBC has indicated that it will seek to declare regular quarterly cash dividends on the BBC Common Stock. Each share of BBC Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the BBC Class B Common Stock. The Indentures relating to BBC's 9% and 6 3/4% Debentures impose certain restrictions on BBC's ability to pay dividends to its common shareholders. See
Note 10 to the consolidated financial statements for further details on dividend restrictions related to Debenture Indentures and applicable loan covenants. Currently, BBC pays a quarterly dividend of $.0253 and $.023 per share on its Class A and Class B Common Stock, respectively.

BBC'S LIQUIDITY AND CAPITAL RESOURCES

BBC's principal source of liquidity are dividends from BankAtlantic. BBC also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. BBC's annual debt service at December 31, 2000 associated with its subordinated debentures, Trust Preferred Securities, investment notes and financial institution borrowings was $23.6 million. BBC estimated current annual dividends to common shareholders are $3.7 million. During 2000, BBC received $23.2 million of dividends from BankAtlantic. The declaration and payment of dividends will depend upon, among other things, the results of operations, financial condition and cash requirements of BBC as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income. Certain covenants contained in a Levitt Corporation loan agreement prohibit it from paying dividends to BankAtlantic. For a further discussion on dividend restrictions see
Note 10 and 16 to the consolidated financial statements.

During the years ending December 31, 2002 and 2003 BBC has $54.8 million of investment notes and bank debt maturing along with a $7.7 million payment associated with its cash-based deferred compensation plan. Management can give no assurance that BBC will be able to fund or refinance the above obligations.

On August 24, 2000, BBC closed on a revolving credit facility of $20 million from an independent financial institution. The credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. Approximately $20 million was outstanding under this credit facility and BBC was in compliance with all loan covenants at December 31, 2000. Amounts outstanding accrue interest at prime minus 50 basis points and the note matures on May 23, 2003.

In January 2000, BBC filed a registration statement for up to $150 million of its subordinated investment notes. BBC currently anticipates that no more than $50 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and BBC may terminate the offering at any time. The interest rate and maturity date are fixed upon issuance. At December 31, 2000, BBC had issued $34.8 million of investment notes with interest rates ranging between 19% and 11.75% and maturity dates between February 2002 and September 2002. BBC may elect at any time prior to maturity to automatically extend the maturity date of the investment notes for an additional one year. The investment notes are subordinated to all existing and future senior indebtedness.

From time to time, BBC borrows fund under a margin account with an unrelated broker/dealer. The terms of this account are ordinary and customary for such accounts.

In March 1997, BBC formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities") and investing the proceeds thereof in BBC's Junior Subordinated Debentures. In April 1997, BBC Capital issued 2.99 million shares of Trust Preferred Securities at a price of $25 per share. The gross proceeds from the offering of $74.75 million were invested in identical principal amount of BBC's 9.50% Junior Subordinated Debentures (the "Junior Subordinated Debentures") which bear interest at the same rate as the Trust Preferred Securities and have a stated maturity of 30 years. In addition, BBC contributed $2.3 million to BBC Capital in exchange for BBC Capital's Common Securities (the "Common Securities") and such proceeds were also invested in an identical principal amount of Junior Subordinate Debentures. BBC Capital's sole asset is $77.1 million in aggregate principal amount Junior Subordinated Debentures. Holders of the Trust Preferred Securities and the Common Securities will be entitled to receive a cumulative cash distribution at a fixed 9.50% rate of the $25 liquidation amount of each Security and the Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Common Securities held by us. The Trust Preferred Securities are considered debt for financial accounting and tax purposes.

On November 25, 1997, BBC issued $100.0 million of 5 5/8% Debentures maturing on December 1, 2007. The 5 5/8% Debentures are convertible at an exercise price of $11.25 per share into BBC Class A common stock. The 5 5/8% Debentures are redeemable at any time on or after December 1, 2000 at BBC's option, in whole or in part, at fixed redemption prices. During the year ended December 31, 2000, BBC purchased $53.8 million aggregate principal amount of BBC's 5-5/8% Debentures and recognized a $7.9 million (net of income tax) extraordinary gain in conjunction with these purchases. The outstanding balance of BBC's 5 5/8% Debentures at December 31, 2000 was $46.1 million.

The indentures for the 9% and 6 3/4% Debentures provide that BBC cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration or purchase, redemption, payment or distribution BBC retains cash, cash equivalents or marketable securities sufficient to cover the two consecutive semi-annual interest payments that will be next due and payable. BBC is in compliance with this requirement.

In connection with the acquisition of Ryan Beck in June 1998, BBC established a retention pool covering certain key officers of Ryan Beck, under which 785,866 shares of restricted BBC Class A common stock were issued to key employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares vest four years from the date of acquisition and are treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc., Deferred Compensation Plan ("Plan"). The purpose of the plan was to provide employees of Ryan Beck with a cash-based deferred compensation plan in exchange for their interest in the restricted BBC Class A common stock issued upon the establishment of the retention pool. On March 1, 2000, 749,533 shares of BBC Class A restricted common stock out of the 755,474 shares of restricted common stock outstanding were retired in exchange for the establishment of interests in the new plan in the aggregate amount of $7.8 million. BBC may at its option terminate the Plan at any time without the consent of the participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). The participant's account will be settled by BBC in cash on the vesting date (June 28, 2002) except BBC can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If BBC elects to exercise its rights to defer 50% of the cash payment, BBC will issue a note bearing interest at prime plus 1% for the deferred portion of the payment.

BankAtlantic's liquidity will depend on its ability to generate sufficient cash to meet funding needs to support loan demand, to meet deposit withdrawals and to pay operating expenses. BankAtlantic's securities portfolio provides an internal source of liquidity as a consequence of its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.

Regulations currently require that savings institutions maintain an average daily balance of liquid assets (cash and short-term United States Government and other specified securities) equal to 4% of net withdrawable accounts and borrowings payable in one year or less. BankAtlantic had a liquidity ratio of 9.05% under these regulations at December 31, 2000. Total commitments to originate and purchase loans and mortgage-backed securities, excluding the undisbursed portion of loans in process, were approximately $143.8 million, $131.3 million and $217.2 million at December 31, 2000, 1999 and 1998, respectively. BankAtlantic also entered into a 5 year forward commitment to purchase the remaining balance of government agency securities. The original principal balance of the portfolio was $225 million and 60% of the portfolio is estimated to payoff during the 5 year commitment period. BankAtlantic has historically funded its commitments out of loan repayments, deposit growth, and short and intermediate term borrowings. At December 31, 2000, loan commitments were approximately 4.6% of loans receivable, net.

BankAtlantic's primary sources of funds have been deposits, principal repayments of loans and tax certificates; securities available for sale; maturities of securities held to maturity; proceeds from the sale of loans and investment securities; proceeds from securities sold under agreements to repurchase; advances from FHLB; operations; other borrowings; and capital transactions. These funds were primarily utilized to fund loan disbursements and purchases, repayments of securities sold under agreements to repurchase, maturities of advances from FHLB, purchases of tax certificates and payments of maturing certificates of deposit. The FHLB has granted BankAtlantic a $1.4 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on all of BankAtlantic's residential mortgage loans. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be exercised as an alternative source of borrowings, when and if needed. BankAtlantic has established $60.0 million lines of credit with other banks to purchase federal funds and has established a $166.9 million potential advance with the Federal Reserve Bank of Atlanta. See Note 8 to the Consolidated Financial Statements for further details on lines of credit.

A significant source of BBC's liquidity is the repayments and maturities of loans, securities available for sale and mortgage-backed securities held to maturity. The table below presents the contractual principal repayments and maturity dates of BBC's loan portfolio, securities available for sale and mortgage-backed securities held to maturity at December 31, 2000. The total amount of principal repayments on loans and securities available for sale contractually due after December 31, 2001 was $3.3 billion, of which $1.9 billion have fixed interest rates and $1.4 billion have floating or adjustable interest rates.


                                Outstanding
                                    on                                For the Period Ending December 31, (1)
                               December 31,    ------------------------------------------------------------------------------------
(IN THOUSANDS)                     2000           2001         2002-2003     2004-2008      2009-2013       2014-2018        2019
                               -----------     ----------     ----------     ----------     ----------     ----------     ----------
Commercial real estate          $  397,567     $  108,422     $  105,023     $  152,002     $   21,969     $    9,211     $      940
Residential real estate          1,316,062            284          3,448         16,551         29,947        204,204      1,061,628
Real estate construction           937,881        355,437        429,089        151,598            316          1,359             82
Consumer (2)                       220,370         10,127         53,175         33,348         27,916         95,606            198
Commercial business (5)            375,660        247,999         87,217         40,416             28             --             --
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------
  TOTAL LOANS (3)               $3,247,540     $  722,269     $  677,952     $  393,915     $   80,176     $  310,380     $1,062,848
                                ==========     ==========     ==========     ==========     ==========     ==========     ==========
TOTAL SECURITIES AVAILABLE
  FOR SALE (3)(4)               $  839,010     $   35,815     $      167     $   12,022     $   71,297     $  307,771     $  411,938
                                ==========     ==========     ==========     ==========     ==========     ==========     ==========
TOTAL MORTGAGE-BACKED
  SECURITIES HELD TO
  MATURITY                      $  242,627     $       --     $       --     $       --     $       --     $       --     $  242,627
                                ==========     ==========     ==========     ==========     ==========     ==========     ==========

(1) Does not include banker's acceptances, deductions for undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.
(2)      Includes second mortgage loans.
(3)      Actual principal repayments may differ from information shown above.
(4) Includes in 2000 marketable equity securities available for sale of $25.4 million .
(5)      Includes due from foreign banks and lease financing.

Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2000 were (in thousands):


                                                       Commercial     Real Estate
                                                        Business      Construction       Total
                                                       ----------     ------------      --------
         One year or less                               $283,639        $595,096        $878,735
         Over one year, but less than five years          13,101          39,567          52,668
         Over five years                                   4,331              --           4,331
                                                        --------        --------        --------
                                                        $301,071        $634,663         935,734
                                                        ========        ========        ========
         DUE AFTER ONE YEAR:

         Pre-determined interest rate                   $ 17,432        $ 39,567        $ 56,999
         Floating or adjustable interest rate                 --              --              --
                                                        --------        --------        --------
                                                        $ 17,432        $ 39,567        $ 56,999
                                                        ========        ========        ========


LOAN CONCENTRATION -- BankAtlantic's geographic loan concentration at December 31, 2000 was:

          Florida                                  50%
          California                                7%
          Northeast                                 9%
          Other                                    34%
                                                  ---
             Total                                100%
                                                  ===

The loan concentration for BankAtlantic's originated portfolio is primarily in Florida where economic conditions have generally remained stable during the three years ended December 31, 2000. The concentration in California, the Northeast, and other locations primarily relates to purchased wholesale residential real estate loans.

BankAtlantic currently engages in real estate development and investment activities through the ownership of Levitt. There is no assurance that future sales of properties from real estate investments will be sufficient to fund operating expenses in future years. To the extent real estate sales are not adequate to cover operating expenses, it may be necessary to fund an operating deficit from other sources. While BankAtlantic is not obligated to repay any third party debt of Levitt under any circumstances, BankAtlantic has a significant investment in and advances to Levitt and Levitt is subject to restrictions on paying dividends to BankAtlantic by applicable debt covenants.

A summary of BBC's consolidated cash flows follows (in thousands):


                                                  For the Years Ended December 31,
                                            -----------------------------------------
                                               2000             1999            1998
                                            ---------         ---------       ---------
Net cash provided (used) by:
  Operating activities                      $ 102,894         $ (83,759)     $ 168,016
  Investing activities                       (450,592)         (286,540)      (783,398)
  Financing activities                        344,008           359,859        633,418
                                            ---------         ---------      ---------
Increase (decrease) in cash and cash
  equivalents and due from banks            $  (3,690)        $ (10,440)      $ 18,036
                                            =========         =========       ========


Cash flows from operating activities increased during 2000 compared to 1999 due primarily to a decline in loans purchased or originated for resale and a significant increase in other liabilities. Cash flows from operating activities declined from 1999 compared to 1998 due to an increase in loans purchased and classified as held for sale and declines in amounts due from investors associated with exiting the MSB.

Cash used by investing activities declined during 2000 compared to 1999 resulting primarily from lower proceeds from the sales of securities available for sale and higher proceeds from the redemption and maturity of investment securities and tax certificates.

Cash used by investing activities increased during 1999 compared to 1998 due to lower loan funding for portfolio and lower loans purchased for portfolio as well as lower purchases of securities available for sale.

Cash provided by financing activities declined slightly during 2000 compared to 1999. The decline primarily resulted from payments to retire the publicly held BBC Class B common stock, net repayments of FHLB advances and other borrowings partially offset by an increase in net deposit balances.

Cash provided by financing activities decreased during 1999 compared to 1998. The decrease primarily resulted from lower FHLB advances and deposit inflows. The declines were partially offset by increased securities sold under agreements to repurchase.

BBC ASSET AND LIABILITY MANAGEMENT

BBC originates commercial real estate loans, commercial business loans, international loans, small business loans, and consumer loans which generally have higher yields and shorter durations than residential real estate loans. In the past, BBC originated residential loans with both fixed and adjustable rates, however currently the majority of residential loans originated are CRA loans sold to correspondents. BBC also purchase both fixed and variable rate residential loans which are retained for portfolio. BBC also acquires mortgage-backed securities (including REMIC) and Treasury securities with intermediate terms. In previous years BBC did not emphasize certificates of deposit and sought to generate low cost transaction accounts as market opportunities allowed; however, during 1999 BBC was able to obtain brokered deposits at lower rates than in local markets. BBC also increased its participation in the State of Florida's public funds program because rates paid were lower than current certificate rates. During 2000, BBC refocused its efforts on obtaining transaction accounts and implemented hedging strategies creating synthetic floating rate callable CD's that replaced its brokered deposits. BBC also introduced new products to establish customer relationships and grow its transaction accounts.

MARKET RISK

Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. The Company's primary market risk is interest rate risk and its secondary market risk is equity price risk. BFC's (without consideration of BBC) primary market risk is equity price risk relating to its equity investments.

INTEREST RATE RISK

The majority of BBC's assets and liabilities are monetary in nature which subjects BBC to significant interest rate risk which would arise if the relative values of assets and liabilities change in conjunction with a general rise or decline in interest rates. BBC has developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring the potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 2000 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were:

         o        Loan portfolio,
         o        Debt securities available for sale,
         o        Investment securities,
         o        FHLB stock,
         o        Federal Funds sold,
         o        Deposits,
         o        Advances from FHLB,
         o        Securities sold under agreements to repurchase,
         o        Federal Funds purchased,
         o        Subordinated Debentures,
         o        Notes and bonds payable,
         o        Interest rate swaps,
         o        Forward contracts,
         o        Trust Preferred Securities, and
         o        Off-balance sheet loan commitments.

The model calculates the net potential gains and losses in net portfolio fair value by:

i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts and derivatives at market rates to determine fair values at December 31, 2000,

ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values,

iii) the difference between the fair value calculated in (i) and (ii) is the potential gains and losses in net portfolio fair values.

BBC's management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, there is no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Subordinated debentures, notes and bonds payable and Trust Preferred Securities were valued for this purpose based on their contractual maturities or redemption date. BBC's interest rate risk policy has been approved by BBC Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. BBC management has maintained the portfolio within these established tolerances.

Certain assumptions in assessing the interest rate risk were utilized in preparing the preceding table. These assumptions related to:

         a)       Interest rates,
         b)       Loan prepayment rates,
         c)       Deposit decay rates,
         d) Market values of certain assets under various interest rate scenarios, and
         e)       Repricing of certain borrowings.

The prepayment assumptions used in the model are:

         a)       Fixed rate mortgages                  11%
         b)       Fixed rate securities               9-22%
         c)       Tax certificates                      10%

Deposit runoff assumptions used in the model are as follows:


                                                                         Within         1-3           3-5          Over 5
                                                                         1 Year        Years         Years          Years
                                                                         ------        -----         -----          -----
Money fund savings accounts decay rates                                   17%           17%           16%            14%
Insured money fund savings (excluding tiered savings) decay               79%           31%           31%            31%
NOW and savings accounts decay rates                                      37%           32%           17%            17%


Presented below is an analysis of interest rate risk at December 31, 2000. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                           Net
                        Portfolio
  Changes                 Value                Dollar
  in Rate                 Amount               Change
  -------                --------            ----------
                (Dollars in Thousands)

  +200 bp                $227,531            $(114,665)
  +100 bp                $314,642            $ (27,554)
     0                   $342,196            $       0
  -100 bp                $349,869            $   7,673
  -200 bp                $332,324            $  (9,872)

It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that our assets and liabilities would perform as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the results of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which we may take in the future.

EQUITY PRICE RISK

We maintain a portfolio of trading and available for sale securities which subjects us to equity pricing risks which would arise as the relative values of our equity securities changed in conjunction with market or economic conditions. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of the Company's trading and available for sale securities at December 31, 2000 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                            Available     Securities
Percent        Trading       for Sale      Sold Not
Change in    Securities     Securities       Yet           Dollar
Fair Value   Fair Value     Fair Value    Purchased        Change
----------   ----------     ----------    ---------      ----------
(dollars in thousands)

20  %         $ 52,268      $  89,191      $ 14,430      $   25,981
10  %         $ 47,913      $  81,759      $ 13,227      $   12,991
0   %         $ 43,557      $  74,326      $ 12,025      $        0
(10)%         $ 39,201      $  66,893      $ 10,823      $  (12,991)
(20)%         $ 34,846      $  59,461      $  9,620      $  (25,981)

Excluded from the above table is $72 million of investments in private companies for which no current market exists. The ability to realize on or liquidate our investments will depend on future market conditions and is subject to significant risk.

Ryan Beck is a market maker in equity securities which could result, from time to time in Ryan Beck holding securities during declining markets.

INTEREST RATE SENSITIVITY

Changes in interest rates can impact net interest income as well as the valuation of assets and liabilities, as the relative spreads between assets and liabilities can widen or narrow due to changes in the overall levels of and changes in market interest rates.

Profitability is dependent to a large extent on net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans, and interest expense on interest-bearing liabilities, such as deposits. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income. While an attempt has been made to structure asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, such strategy may not be successful.

Generally, as interest rates fall, loan prepayments accelerate. Prepayments in a declining interest rate environment reduce net interest income and adversely impact earnings due to accelerated amortization of loan premiums and the reinvestment of loan payoffs at lower rates than the loans that have been repaid. Significant loan prepayments in the purchased residential loan portfolio in the future could have an adverse effect on future earnings.

IMPACT OF INFLATION

The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of BBC are monetary in nature. As a result, interest rates have a more significant impact on BBC's and the Company's consolidated performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully under the previous section entitled "Interest Rate Sensitivity."

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES

               ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

         Consolidated Statements of Financial Condition as of December 31, 2000 and 1999

         Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2000

         Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2000

         Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2000

         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
BFC Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of BFC Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BFC Financial Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP


Fort Lauderdale, Florida
March 2, 2001

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                           December 31, 2000 and 1999
                        (In thousands, except share data)



                                                                              2000             1999
                                                                           ----------        ----------
                               ASSETS

Cash and due from depository institutions                                  $   87,025             1,545
Securities purchased under resell agreements                                    1,584                --
Investment securities and tax certificates (approximate
 fair value: $387,971and $8,408)                                              383,619             8,408
Loans receivable, net                                                       2,855,015             1,325
Securities available for sale, at fair value                                  887,946               255
Trading securities, at fair value                                              43,557                --
Accrued interest receivable                                                    44,046                --
Real estate held for development and sale and joint ventures                  153,380             7,643
Office properties and equipment, net                                           59,961                90
Federal Home Loan Bank stock, at cost which approximates fair value            51,940                --
Deferred income tax asset, net                                                  4,345                --
Cost over fair value of net assets acquired, net                               49,882                --
Investment in BankAtlantic Bancorp, Inc. ("BBC")                                   --            73,764
Other assets                                                                   32,654             3,715
                                                                           ----------        ----------
     Total assets                                                          $4,654,954            96,745
                                                                           ==========        ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                   $2,234,485                --
Advances from FHLB                                                          1,038,801                --
Securities sold under agreements to repurchase                                659,502                --
Federal funds purchased                                                         9,700                --
Subordinated debentures, notes and bonds payable                              238,330            18,253
Guaranteed preferred beneficial interests in BBC's Junior
  Subordinated Debentures                                                      74,750                --
Deferred income tax liability                                                      --            13,594
Other liabilities                                                             132,523             5,933
                                                                           ----------        ----------
Total liabilities                                                           4,388,091            37,780

Commitments and contingencies

Minority interest                                                             194,248                --

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                   --                --
Class A common stock of $.01 par value, authorized 20,000,000
  shares; issued and outstanding 6,454,494 in 2000 and 1999                        58                58
Class B common stock, of $.01 par value; authorized 20,000,000
  shares; issued and outstanding 2,354,907 in 2000 and 1999                        21                21
Additional paid-in capital                                                     25,788            25,890
Retained earnings                                                              41,721            38,086
                                                                           ----------        ----------
 Total stockholders' equity before
  accumulated other comprehensive income (loss)                                67,588            64,055
Accumulated other comprehensive income (loss)                                   5,027            (5,090)
                                                                           ----------        ----------
 Total stockholders' equity                                                    72,615            58,965
                                                                           ----------        ----------

     Total liabilities and stockholders' equity                            $4,654,954            96,745
                                                                           ==========        ==========



          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
     For each of the years in the three year period ended December 31, 2000
                     (In thousands, except per share data)


                                                                          2000                1999                 1998
                                                                        ---------           ---------           ---------
INTEREST INCOME:
 Interest and fees on loans and leases                                  $ 247,132               1,284               1,108
 Interest and dividends on securities available for sale                   51,053                 245                 228
 Interest and dividends on other investment
  and trading securities                                                   30,711                  --                  --
                                                                        ---------           ---------           ---------
     TOTAL INTEREST INCOME                                                328,896               1,529               1,336
                                                                        ---------           ---------           ---------
INTEREST EXPENSE:
 Interest on deposits                                                      91,723                  --                  --
 Interest on advances from FHLB                                            61,331                  --                  --
 Interest on securities sold under agreements to repurchase                    --                  --                  --
  and federal funds purchased                                              34,617                  --                  --
 Interest on subordinated debentures, notes and bonds
  payable and guaranteed beneficial interests in BBC's
  Junior Subordinated Debentures                                           30,222               1,613               1,912
 Capitalized interest on real estate developments and
   joint ventures                                                          (6,487)                 --                  --
                                                                        ---------           ---------           ---------
     TOTAL INTEREST EXPENSE                                               211,406               1,613               1,912
                                                                        ---------           ---------           ---------
Net interest income (expense)                                             117,490                 (84)               (576)
Provision for loan losses                                                  29,132                 300                  --
                                                                        ---------           ---------           ---------
NET INTEREST INCOME (EXPENSE) AFTER PROVISION FOR LOAN LOSSES              88,358                (384)               (576)
                                                                        ---------           ---------           ---------
NON-INTEREST INCOME:

 Investment banking income                                                 51,101                  --                  --
 Gains on sales of real estate developed for sale                          23,584               1,391               3,181
 Transaction fees                                                          13,666                  --                  --
 ATM fees                                                                  10,881                  --                  --
 Loan late fees and other loan income                                       4,144                  --                  --
 Losses on trading securities and securities
   available for sale, net                                                 (2,329)                 --                  --
 Losses on sales of loans held for sale, net                                 (528)                 --                  --
 Equity in earnings (loss) of BBC                                              --              10,501              (1,397)
 Other                                                                     13,738               2,218                 945
                                                                        ---------           ---------           ---------
     TOTAL NON-INTEREST INCOME                                            114,257              14,110               2,729
                                                                        ---------           ---------           ---------
NON-INTEREST EXPENSE:

 Employee compensation and benefits                                        92,316               1,264               1,190
 Occupancy and equipment                                                   27,302                  53                  50
 Advertising and promotion                                                  8,219                  --                  --
 Amortization of cost over fair value of net assets acquired                4,081                  --                  --
 Restructuring charge and impairment write-downs                            2,656                  --                  --
 Other                                                                     45,006                 975                 962
                                                                        ---------           ---------           ---------
     Total non-interest expense                                           179,580               2,292               2,202
                                                                        ---------           ---------           ---------


                                                                                                              (continued)

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
     For each of the years in the three year period ended December 31, 2000
                     (In thousands, except per share data)


                                                                          2000                1999                 1998
                                                                        ---------           ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST,
  DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS                       $  23,035              11,434                 (49)
 Provision (benefit) for income taxes                                      13,362               4,183                (368)
 Minority interest in income of consolidated subsidiaries                  14,655                  --                  --
                                                                        ---------           ---------           ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS                                   (4,982)              7,251                 319
Income from discontinued mortgage servicing business,
   net of income taxes of $361                                                669                  --                  --
                                                                        ---------           ---------           ---------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEMS                                   (4,313)              7,251                 319
Extraordinary items, net of income taxes of $4,280 in 2000,
   $110 in 1999 and $39 in 1998                                             7,948                 175                  61
                                                                        ---------           ---------           ---------
NET INCOME                                                              $   3,635               7,426                 380
                                                                        =========           =========           =========

Basic (loss) earnings per share from continuing operations              $   (0.63)               0.91                0.04
Basic earnings per share from discontinued operations                        0.09                  --                  --
Basic earnings per share from extraordinary items                            1.00                0.02                0.01
                                                                        ---------           ---------           ---------
Basic earnings per share                                                $    0.46                0.93                0.05
                                                                        =========           =========           =========

Diluted (loss) earnings per share from continuing operations            $   (0.58)               0.82                0.04
Diluted earnings per share from discontinued operations                      0.08                  --                  --
Diluted earnings per share from extraordinary items                          0.93                0.02                  --
                                                                        ---------           ---------           ---------
Diluted earnings per share                                              $    0.43                0.84                0.04
                                                                        =========           =========           =========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                   7,957               7,957               7,954
                                                                        =========           =========           =========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                 8,521               8,818               9,101
                                                                        =========           =========           =========


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
     For each of the years in the three year period ended December 31, 2000
                                 (in thousands)



                                                                                                      Accumulated
                                     Compre-       Class A   Class B   Additional                       Other
                                     hensive        Common    Common    Paid-in         Retained     Comprehensive
                                     Income         Stock     Stock     Capital         Earnings      Income (Loss)    Total
                                     -------       -------   -------   ----------       --------      -------------    ------
BALANCE AT DECEMBER  31, 1997                       $ 58        21       23,525          30,280            258         54,142
 Net income                          $   380          --        --           --             380             --            380
                                     -------
 Other comprehensive income,
   net of tax:
   Unrealized gain on securities
    available for sale                   821
    Reclassification adjustment
     for gains included
     in net income                      (282)
                                     -------
 Other comprehensive income              539
                                     -------
Comprehensive income                 $   919
                                     =======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                --        --        2,510              --             --          2,510
Net change in unrealized
 appreciation on securities
 available for sale-net of
 deferred income taxes                                --        --           --              --            539            539
Exercise of stock options                             --        --           60              --             --             60
                                                    ----        --       ------          ------         ------         ------

BALANCE AT DECEMBER 31, 1998                          58        21       26,095          30,660            797         57,631
 Net income                          $ 7,426          --        --           --           7,426             --          7,426
                                     -------
 Other comprehensive income,
   net of tax:
   Unrealized losses on securities
    available for sale                (5,663)
    Reclassification adjustment
     for gains included
     in net income                      (224)
                                     ------
 Other comprehensive loss             (5,887)
                                     -------
Comprehensive income                 $ 1,539
                                     =======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                --        --         (205)             --             --           (205)
Net change in unrealized
 appreciation on securities
 available for sale-net of
 deferred income taxes                                --        --           --              --         (5,887)        (5,887)
                                                    ----        --       ------          ------         ------         ------
BALANCE AT DECEMBER 31, 1999                        $ 58        21       25,890          38,086         (5,090)        58,965
                                                    ====        ==       ======          ======         ======         ======


The components of other comprehensive income resulted from the Company's proportionate share of BBC's net unrealized appreciation (depreciation) on securities available for sale, net of income taxes.

                                                                    (continued)



                                                                                                      Accumulated
                                     Compre-       Class A   Class B   Additional                       Other
                                     hensive        Common    Common    Paid-in         Retained     Comprehensive
                                     Income         Stock     Stock     Capital         Earnings      Income (Loss)    Total
                                     -------       -------   -------   ----------       --------      -------------    ------

BALANCE AT DECEMBER 31, 1999                        $ 58        21       25,890          38,086         (5,090)        58,965
 Net income                          $ 3,635          --        --           --           3,635             --          3,635
                                     -------
 Other comprehensive income,
   net of tax:
   Unrealized gains on securities
    available for sale                10,527
    Reclassification adjustment
     for gains  included
     in net income                      (410)
                                     -------
 Other comprehensive income           10,117
                                     -------
Comprehensive income                 $13,752
                                     =======
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                --        --         (102)             --             --           (102)
Net change in unrealized
 appreciation  on securities
 available for sale-net of
 deferred  income taxes                               --        --           --              --         10,117         10,117
                                                    ----        --       ------          ------         ------         ------
BALANCE AT DECEMBER 31, 2000                        $ 58        21       25,788          41,721          5,027         72,615
                                                    ====        ==       ======          ======         ======         ======


The components of other comprehensive income relate to the net unrealized appreciation on securities available for sale, net of income taxes and the Company's proportionate share of non wholly-owned subsidiaries' net unrealized appreciation on securities available for sale, net of income taxes.

          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For each of the years in the three year period ended December 31, 2000
                                 (In thousands)


                                                                                            December 31,
                                                                       ---------------------------------------------------
                                                                          2000                1999                1998
                                                                       -----------         -----------         -----------
OPERATING ACTIVITIES:
(Loss) income from continuing operations                               $    (4,982)              7,251                 319
Income from discontinued operations                                            669                  --                  --
Income from extraordinary items                                              7,948                 175                  61
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for credit losses                                                 30,166                 300                  --
Change in real estate inventory                                                470                 (46)              4,551
Loans held for sale activity, net                                          (34,596)                154                 159
Losses from securities activities, net                                       2,329                  --                  --
Gains on sales of property and equipment, net                                 (874)                 --                  --
Depreciation, amortization and accretion, net                                5,575                 487                 546
Restructuring charges and impairment write-downs                             2,656                  --                  --
Equity in (earnings) loss of BBC                                                --             (10,501)              1,397
Minority interest in income of consolidated subsidiaries                    14,655                  --                  --
(Benefit) provision for deferred income taxes                                 (743)              4,103                (458)
Proceeds from sales of loans classified as held for sale                    50,109                  --                  --
Trading activities, net                                                    (20,246)                 --                  --
Increase in accrued interest receivable                                    (13,452)                 --                  --
Amortization of cost over fair value of net assets acquired                  4,081                  --                  --
Compensation in connection with corporate transaction                        1,320                  --                  --
Equity in joint venture earnings                                            (1,258)                 --                  --
Decrease (increase) in other assets                                          7,368                (262)              2,310
Increase in other liabilities                                               55,787                 515                 478
                                                                       -----------         -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  106,982               2,176               9,363
                                                                       -----------         -----------         -----------
INVESTING ACTIVITIES:
Purchase of investment securities and certificates                     $  (426,177)                 --              (8,788)
Proceeds from redemption and maturity of
  investment securities and tax certificates                               155,256                  --               9,768
Purchase of securities available for sale                                 (162,753)             (8,065)                 --
Proceeds from sales and maturities of
  securities available for sale                                            259,867                  --                  --
Purchases and net originations of loans and leases                        (291,500)                 --                  --
Proceeds from sales of real estate owned                                     5,053                  --                  --
Net additions to office property and equipment                             (11,374)                 --                  --
Proceeds from sales of properties and equipment                              1,577                  --                  --
Investments and repayments (advances) to joint ventures                      4,700                  82                  --
Redemption of FHLB stock, net of purchases                                   4,470                  --                  --
Business acquisition, net of cash acquired                                    (222)                 --                  --
Improvements to real estate owned                                             (241)               (152)                (83)
                                                                       -----------         -----------         -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (461,344)             (8,135)                897
                                                                       -----------         -----------         -----------



                                                                     (continued)

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For each of the years in the three year period ended December 31, 2000
                                 (In thousands)


                                                                                            December 31,
                                                                       ---------------------------------------------------
                                                                          2000                1999                1998
                                                                       -----------         -----------         -----------
FINANCING ACTIVITIES:
Net increase in deposits                                                   206,593                  --                  --
Proceeds from FHLB advances                                              1,359,004                  --                  --
Repayment of FHLB advances                                              (1,418,389)                 --                  --
Net increase in federal funds purchased                                      3,800                  --                  --
Proceeds from notes and bonds payable                                      113,586               8,079                  --
Repayment of notes and bonds payable                                       (68,352)             (4,334)             (9,563)
Retirement of subordinated debentures                                      (53,896)                 --                  --
Net increase in securities sold under
  agreements to repurchase                                                 236,279                  --                  --
Payments to acquire and retire BBC common stock                            (37,606)                 --                  --
BBC common stock dividends to non-BFC shareholders                          (2,736)                 --                  --
BBC common stock dividends paid to BFC                                          --               1,236               1,187
Issuance of BBC common stock upon exercise of stock options                  2,169                  --                  --
Issuance of BFC common stock upon exercise of stock options                     --                  --                  35
Change in minority interest                                                 10,028                  --                  --
Increase in advances by borrowers for taxes and insurance, net                 563                  --                  --
                                                                       -----------         -----------         -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        351,043               4,981              (8,341)
                                                                       -----------         -----------         -----------
(Decrease) increase in cash and cash equivalents                            (3,319)               (978)              1,919
Cash and cash equivalents at beginning of period                             1,545               2,523                 604
Cash resulting from consolidation of BBC                                    90,383                  --                  --
                                                                       -----------         -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    88,609               1,545               2,523
                                                                       ===========         ===========         ===========
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
Interest paid on borrowings and deposits                               $   216,136               3,381               1,444
Income taxes paid                                                            2,535                  69                  62
Change in minority interest resulting from issuance of
   of BBC Class A common stock upon conversion of
   subordinated debentures                                                      34                  --                  --
Change in minority interest resulting from issuance
   BBC Class A common stock upon acquisitions                                  178
Increase in other liabilities from the retirement of BBC
  restricted stock                                                           3,187                  --                  --
Change in stockholders' equity resulting from net unrealized
   appreciation (depreciation) on securities available for sale             10,117              (5,887)                539
Transfer from escrow accounts to reflect payments on
   subordinated debentures                                                     163                 356                 306
Net (loss) gain effect of BBC capital transactions,
  net of income tax                                                           (102)               (205)              2,510
Increase in equity for tax effect related to the exercise of
   employee stock options                                                       --                  --                  25
Deferred profit recognized                                                      --                  --                 316
BBC dividends on common stock declared and
  paid in subsequent period                                                    322                 322                 303


          See accompanying notes to consolidated financial statements.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION - BFC Financial Corporation ("BFC" or the "Company") is a unitary savings bank holding company as a consequence of its ownership of the Common Stock of BankAtlantic Bancorp, Inc. ("BBC"). BankAtlantic, a Federal Savings Bank, ("BankAtlantic") is a wholly-owned subsidiary of BBC. The Company's primary asset is the capital stock of BBC and its primary activities currently relate to that asset. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. ("GAAP").

In August 2000, BBC shareholders approved a corporate transaction in which each share of BBC's Class B Common Stock was converted into .0000002051 of a share of BBC's Class B Common Stock as the surviving corporation in the transaction which was structured as a merger. No fractional shares were issued. The corporate transaction resulted in the retirement of all publicly held BBC Class B Common Stock, leaving BFC the sole holder of BBC's Class B Common Stock. The Class B Common Stock represents 100% of the voting rights of BBC.

BBC's principal assets include BankAtlantic and its subsidiaries and Ryan Beck & Co., LLC ("Ryan Beck") an investment banking firm, and its wholly owned subsidiaries.

During 1997 BankAtlantic, through Levitt Corporation (formerly known as BankAtlantic Development Corporation ("Levitt"), acquired St. Lucie West Holding Company ("SLWHC"). SLWHC is the developer of a master planned community located in Port St. Lucie, Florida. Additionally, on December 28, 1999, Levitt acquired Levitt and Sons and subsidiaries. Levitt and Sons, headquartered in Boca Raton Florida, is a developer of active adult communities.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, and the valuation of real estate held for development. In connection with the determination of the allowances for loan losses, real estate owned and real estate held for development, management obtains independent appraisals for significant properties when it is deemed prudent.

Certain amounts for prior years have been reclassified to conform with revised statement presentation for 2000.

CONSOLIDATION POLICY - The consolidated financial statements include the accounts of BFC, its wholly owned subsidiaries and majority controlled subsidiaries, BBC and venture partnerships. Adjustments to operations relating to changes in the Company's percentage ownerships are reflected in minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Because of BFC's increase in voting control of BBC during 2000, BBC is consolidated for financial statements instead of carried on the equity basis. At December 31, 2000, BFC owned 100% of BBC's voting common stock and 36% of BBC's total common stock. Prior to 2000, BBC was carried using the equity method and prior year amounts have not been restated.

CASH EQUIVALENTS - Cash and due from depository institutions include demand deposits at other financial institutions. Federal funds sold are generally sold for one-day periods and securities purchased under resell agreements are settled in less than 30 days.

SECURITIES - Debt securities are classified based on management's intention on the date of purchase. Debt securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at amortized cost. Securities that are bought and held principally for the purpose of resale in the near term are classified as trading instruments and are stated at fair value. All other debt securities are classified as available for sale and carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after tax basis. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific-identification method.

Marketable equity securities, which are included in securities available for sale are carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after- tax basis. Equity securities that do not have readily determinable fair value are classified as investment securities and carried at historical cost which approximates fair value.

TAX CERTIFICATES - Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are classified as investment securities and are carried at cost, net of an allowance for probable losses, which approximates fair value.

LOANS AND LEASES - Loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income using methods that approximate the interest method. Equipment leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income on equipment leases is amortized over the lease terms by the interest method.

ALLOWANCE FOR LOAN AND LEASE LOSSES - The allowance for loan and lease losses is available to absorb BBC's management's estimate of incurred credit losses in the loan and lease portfolios. A loan is impaired when collection of principal and interest based on the contractual terms of the loan is not probable. The first component of the allowance is for non-homogenous loans that are individually evaluated for impairment. These are high balance loans that management considers to be high risk. The process for identifying loans to be evaluated individually for impairment is based on management's assigning individual loans risk grades. Once an individual loan is found to be impaired, a specific reserve is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or
(3) observable market price. The second component of the allowance is for homogenous loans in which groups of loans with common characteristics are evaluated for impairment. Homogenous loans and leases have certain characteristics that are common to the entire portfolio and losses can be predicted based on historical data and delinquency trend as it relates to the group. BBC management segregates homogenous loans into groups with common characteristics, such as: residential real estate; small business mortgage; small business non-mortgage; lease financing, and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of the current economic environment, trends in industries, analysis of historical losses, static pool analysis, delinquency trends, risk grades and credit scores.

BBC management believes the allowance for loan and lease losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for loan losses. Actual losses incurred in the future are highly dependent upon future events, including the economy of the geographical areas in which BankAtlantic holds loans.

NON-PERFORMING LOANS AND LEASES - Interest income on loans, including the recognition of discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest method. A loan is generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or the borrower entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90 day past due loans on non-accrual may be made if there exists an abundance of collateral. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms.

Consumer non-mortgage loans that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to fair value less cost to sell.

ALLOWANCE FOR TAX CERTIFICATE LOSSES - This allowance represents the amount which BBC management believes is sufficient to provide for future losses that are probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values. Tax certificates and resulting deeds are classified as non-accrual

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


when a tax certificate is 24 to 60 months delinquent, depending on the municipality, from BankAtlantic's acquisition date. At that time interest ceases to be accrued.

LOANS HELD FOR SALE - Such loans are reported at the lower of cost or estimated aggregate fair value, based on current market prices for similar loans. Loan origination fees and related direct loan origination costs and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold.

REAL ESTATE OWNED ("REO") - REO is recorded at the lower of the loan balance, plus acquisition costs, or fair value, less estimated disposition costs. Expenditures for capital improvements made thereafter are generally capitalized. Real estate acquired in settlement of loans is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values from the initially recorded amount. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. The construction and development activities of Levitt are not accounted for as REO.

INVESTMENT BANKING ACTIVITIES - Includes investment banking revenues, principal transactions and commissions. Ryan Beck securities transactions are recorded on a trade date basis. Ryan Beck selling concessions, consulting fees, management fees and underwriting fees, less related expenses, are recorded in income as earned. All securities owned and sold, but not yet purchased are valued at fair value, which results in unrealized gains and losses being reflected in operations.

LOAN SERVICING FEES - BankAtlantic serviced mortgage loans for its own account and for investors. BBC in December 1998 decided to exit the mortgage servicing business ("MSB"). Accordingly, results of operations of the MSB were presented as "Discontinued Operations" in the Consolidated Statements of Operations for all periods presented. Mortgage loans serviced for investors are not included in the accompanying consolidated statements of financial condition. Loan servicing fees were based on a stipulated percentage of the outstanding loan principal balances being serviced and recognized as income when related loan payments from mortgagors were collected. Loan servicing costs were charged to expense as incurred.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE - Includes land, land development costs, and other construction costs and are stated at the lower of accumulated cost or estimated fair value. The estimated fair value of real estate is evaluated based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value including management's plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years.

Inventory costs include direct acquisition, development and construction costs, interest and other indirect construction costs. Land and indirect land development costs are accumulated by specific area and allocated proportionately to various parcels or housing units within the respective area based upon the most practicable methods, including specific identification and allocation based upon the relative sales value method or acreage methods.

Interest is capitalized at the effective interest rates paid on borrowings for interest costs incurred on real estate inventory components during the preconstruction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project.

Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title to and possession of the property and risks and rewards of ownership transfer to the buyer and other sale and profit recognition criteria are satisfied as required under generally accepted accounting principles for real estate transactions.

Title and mortgage operations include agency and other fees received for the processing of title insurance policies and mortgage loans. Revenues from title and mortgage operations are recognized when the transfer of the corresponding property or mortgages to third parties has been consummated.

INVESTMENTS IN JOINT VENTURES - The Company accounts for its general partnership interests in its joint ventures in which it has a 50% or less ownership interest using the equity method of accounting. Under the equity method, the Company's initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize its share of the joint venture's earnings or losses. Distributions received from joint ventures reduce the carrying amount of the investment. All intercompany profits and losses are eliminated until realized through third party transactions. Interest is capitalized on real estate joint

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ventures while the venture has activities in progress necessary to commence its planned principal operations based on the average balance outstanding of investments and advances to joint ventures. Interest income on loans from BankAtlantic to joint ventures is eliminated based on the Company's ownership percentage in consolidation until realized by the joint venture.

Profit or loss on real estate sold including REO, joint ventures and real estate held for development and sale is recognized in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate". Any estimated loss is recognized in the period in which it becomes apparent.

IMPAIRMENT - Long-lived assets, assets to be disposed of, investment securities, cost over fair value of net assets acquired and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, assets to be disposed of, and identifiable intangibles that the Company expects to hold and use is based on the fair value of the asset.

OFFICE PROPERTIES AND EQUIPMENT - Land is carried at cost. Office properties, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which generally range up to 50 years for buildings and 3-10 years for equipment and software. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.

Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred and gains or losses on disposal of assets are reflected in current operations.

COST OVER FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS - Cost over fair value of assets acquired and other intangible assets are being amortized on a straight-line basis over estimated useful lives, ranging from 7 to 25 years.

ADVERTISING - Advertising expenditures are expensed as incurred.

INCOME TAXES - The Company does not include BBC and its subsidiaries in its consolidated income tax return with its wholly owned subsidiaries, since the Company owns less than 80% of the outstanding stock of BBC. Deferred income taxes are provided on elements of income or expense that are recognized for financial accounting purposes in periods different than such items are recognized for income tax purposes.

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

DERIVATIVE INSTRUMENTS - During the year ended December 31, 2000 BBC entered into various interest rate swap contracts. The interest rate swap contracts were executed to convert BBC's fixed rate callable time deposits to a variable interest rate and to hedge the variability in expected cash flows of money market deposit accounts. The interest rate swaps were accounted for as a synthetic alteration. The net interest receivable or payable on the interest rate swaps was accrued and recognized as an adjustment to interest expense. BBC has also utilized forward delivery contracts to purchase mortgage-backed securities. The forward contracts were carried at fair value with unrealized gains recognized in gains on trading securities in the Statement of Operations.

During the two years ended December 31, 1999 BBC did not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined by Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" other than fixed rate loan commitments.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

STOCK BASED COMPENSATION PLANS - The Company maintains both qualifying and non-qualifying stock-based compensation plans for its employees and directors. The Company has elected to account for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25.

NEW ACCOUNTING PRONOUNCEMENTS - Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.

The Company implemented FAS 133, as amended by FAS 137 and 138 as of January 1, 2001. The Statement required the Company to mark its derivative securities to market. FAS 133 did not have a material impact on the Statement of Operations or the Statement of Financial Condition.

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

FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. Management believes that the implementation of FAS 140 will not have a material impact on the Statement of Operations or the Statement of Financial Conditions.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   EARNINGS (LOSS) PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computations for each of the years in the three year period ended December 31, 2000 (in thousands, except per share data):


                                                                             Year Ended December 31,
                                                                    --------------------------------------
                                                                     2000            1999           1998
                                                                    -------         -------        -------
Basic Numerator:
(Loss) income from continuing operations                            $(4,982)          7,251            319
Income from discontinued operations                                     669              --             --
Income from extraordinary items                                       7,948             175             61
                                                                    -------         -------        -------
Net income                                                          $ 3,635           7,426            380
                                                                    =======         =======        =======
Basic Denominator
Weighted average shares outstanding (2)                               7,957           7,957          7,954
                                                                    =======         =======        =======
Basic (loss) earnings per share from continuing operations          $  (.63)            .91            .04
Basic earnings per share from discontinued operations                   .09              --             --
Basic earnings per share from extraordinary items                      1.00             .02            .01
                                                                    -------         -------        -------
Basic earnings per share                                            $   .46             .93            .05
                                                                    =======         =======        =======
Diluted Numerator:
(Loss) income from continuing operations                            $(4,982)          7,251            319
Income from discontinued operations                                     669              --             --
Income from extraordinary items                                       7,948             175             61
                                                                    -------         -------        -------
Net income (loss)                                                   $ 3,635           7,426            380
                                                                    =======         =======        =======
Diluted Denominator
Basic weighted average shares outstanding (2)                         7,957           7,957          7,954
Options (1)                                                             564             861          1,147
                                                                    -------         -------        -------
Diluted weighted average shares outstanding                           8,521           8,818          9,101
                                                                    =======         =======        =======
Diluted (loss) earnings per share from continuing operations        $  (.58)            .82            .04
Diluted earnings per share from discontinued operations                 .08              --             --
Diluted earnings per share from extraordinary items                     .93             .02             --
                                                                    -------         =======        -------
Diluted earnings per share                                          $   .43             .84            .04
                                                                    =======         =======        =======


(1) The number of options considered outstanding shares for diluted earnings per share is based upon application of the treasury stock method to the options outstanding as of the end of the period.
(2) I.R.E. Realty Advisory Group, Inc. ("RAG") owns 1,375,000 of BFC Financial Corporation's Class A Common Stock and 500,000 shares of BFC Financial Corporation Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 624,938 shares of Class A Common Stock and 227,500 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. SECURITIES AND SHORT-TERM INVESTMENTS

The following tables summarize available-for-sale securities, investment securities and tax certificates (in thousands):


                                                                 Available for Sale
                                               ----------------------------------------------------------
                                                                  Gross          Gross
                                               Amortized        Unrealized     Unrealized      Estimated
December 31, 2000                                 Cost         Appreciation   Depreciation     Fair Value
-----------------                              ---------       ------------   ------------     ----------
Mortgage-backed Securities:
Mortgage-backed securities                      $198,957        $  1,255        $     86        $200,126
Real estate mortgage investment conduits         619,238             114          12,053         607,299
                                                --------        --------        --------        --------
     Total mortgage-backed securities            818,195           1,369          12,139         807,425
                                                --------        --------        --------        --------
INVESTMENT SECURITIES:

U.S. Treasury Notes                                5,945               0               0           5,945
Other Bonds                                          250               0               0             250
Equity securities (1)                             26,507          48,119             300          74,326
                                                --------        --------        --------        --------
     Total investment securities                  32,702          48,119             300          80,521
                                                --------        --------        --------        --------
          Total                                 $850,897        $ 49,488        $ 12,439        $887,946
                                                ========        ========        ========        ========

(1) Amortized cost reflects a $6.7 million impairment resulting from other than temporary declines in the fair value for December 31, 2000.

Included in equity securities are investments that the Company (without consideration of BBC) has made in connection with limited partnerships that it has formed or will form. The Company currently intends to sponsor future limited partnerships that will provide venture capital to unaffiliated third parties. As the Company identifies an investment that it believes may be suitable for one of these partnerships, it may make an investment with the view towards transferring the investment to a future partnership. If for some reason, the partnership does not raise sufficient capital to cover the Company's investment, BFC may either retain the investment for its own portfolio or may be required to invest in the partnership to give the partnership sufficient capital to acquire the investments. During 1999 and 2000, the Company invested in unaffiliated technology entities. During 2000, the ownership in the technology entities were transferred at the Company's cost to specified asset limited partnerships managed by affiliates of the Company. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $11.5 million of capital was raised by these partnerships, of that amount, BFC, BBC and subsidiary general partners retained ownership of approximately $3.0 million. The subsidiary general partners are the controlling general partner for these partnerships. Therefore, adjustments to operations relating to changes in the Company's percentage ownership are reflected in minority interest. It is anticipated that the Company may form additional partnerships in the future to invest in the technology sector. In addition, the Company acquired interest in non-affiliated entities of approximately $1.7 million in the retail sector and approximately $2.5 million in the technology sector which are included in equity securities.

The scheduled maturities of debt securities and tax certificates were (in thousands):

                                                                                    Tax Certificates/Debt
                                                       Debt Securities                   Securities
                                                     Available for Sale               Held to Maturity
                                                 --------------------------      ---------------------------
                                                                  Estimated                      Estimated
                                                  Amortized         Fair         Amortized          Fair
December 31, 2000(1)                                Cost            Value           Cost            Value
--------------------                             ----------       ---------      ----------      -----------
Due within one year                               $ 10,464        $ 10,425        $ 87,477        $ 87,477
Due after one year, but within five years              560             563          34,875          34,875
Due after five years, but within ten years          12,129          11,626         238,275         242,627
Due after ten years                                801,237         791,006              --              --
                                                  --------        --------        --------        --------
     Total                                        $824,390        $813,620        $360,627        $364,979
                                                  ========        ========        ========        ========


(1) Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                 Investment Securities and Tax Certificates
                                        --------------------------------------------------------------
                                                               December 31, 2000 (1)
                                        --------------------------------------------------------------
                                                           Gross            Gross           Estimated
                                        Amortized        Unrealized       Unrealized          Fair
                                          Cost          Appreciation     Depreciation         Value
                                        ----------      ------------     ------------       ----------
Tax certificates
       Net of allowance of $ 1,937      $122,352          $     --         $      --          $122,352
       Net of allowance of $ 1,504            --                --                --
Mortgage-backed securities (3)           238,275             4,352                --           242,627
Investment securities (2)                 22,992                --                --            22,992
                                        --------          --------          --------          --------
                                        $383,619          $  4,352          $     --          $387,971
                                        ========          ========          ========          ========


                                                 Investment Securities and Tax Certificates
                                        --------------------------------------------------------------
                                                               December 31, 1999
                                        --------------------------------------------------------------
                                                           Gross            Gross           Estimated
                                        Amortized        Unrealized       Unrealized          Fair
                                          Cost          Appreciation     Depreciation         Value
                                        ----------      ------------     ------------       ----------
Investment securit$                     $  8,408                --                --          $  8,408
                                        --------          --------          --------          --------
                                        $  8,408                --                --             8,408
                                        ========          ========          ========          ========


(1) Management considers estimated fair value equivalent to book value for tax certificates and investment securities since these securities have no readily traded market and are deemed to approximate fair value.
(2) Investment securities consist of equity instruments purchased through private placements.
(3)      Mortgage-backed securities are classified as held to maturity.

Through December 31, 1999, the Company had provided venture capital to seven entities in the early stages of their development. Two of these entities are in the retail sector and five of these entities are in the technology industry. The Company's venture investments are not public entities and therefore there was no liquidity and no available quoted market value for these investments in 1999. Accordingly, in 1999 investment securities of approximately $8.4 million were carried at the Company's cost, which approximated market value. During 2000, the investments in the technology industry were contributed to a specified asset limited partnership managed by an affiliate of the Company. Interests in such partnership were sold in March 2000 to accredited investors in a private offering and the Company received approximately $6.2 million of the proceeds.

Activity in the allowance for tax certificate losses for the year ended December 31, 2000 was (in thousands):

         Balance, beginning of period resulting from
           consolidation of BBC                                     $   1,504
                                                                    ---------
         Charge-offs                                                     (796)
         Recoveries                                                       329
                                                                     --------
         Net recoveries (charge-offs)                                    (467)
                                                                     --------
         Provision charged to operations                                  900
                                                                     --------
         Balance, end of period                                      $  1,937
                                                                     ========

The components of gains and losses on sales of securities for the year ended December 31, 2000 was (in thousands):

         Gross gains on securities activities                        $  3,775
         Gross losses on securities activities                          1,235
                                                                     --------
          Net losses on the sales of securities available
          For sale and trading securities                            $  2,540
                                                                     ========

The specific identification method was used in determining cost in computing realized gains and losses. Included in gains on sales of securities available for sale and trading securities in the Statement of Operations was a $5.2 million write-down of equity investments and a $316,000 unrealized gain from forward contracts during the year ended December 31, 2000.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BBC's trading account consisted of the following (in thousands):

                                                      December 31,
                                                         2000
                                                      ------------
         Debt obligations:
           States and municipalities                   $  11,731
           Corporations                                      227
           U.S. Government and agencies                   24,476
         Corporate equity                                  3,401
         Certificates of deposit                           3,722
                                                       ---------
              Total                                    $  43,557
                                                       =========

The trading securities outstanding at December 31, 2000 were all associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck realized income from principal transactions of $14.8 million for the year ended December 31, 2000.

Securities sold, but not yet purchased included in other liabilities consisted of the following (in thousands):

                                                      December 31,
                                                         2000
                                                      -----------
         Corporate equity                              $     363
         U.S. Government Agencies                         11,662
                                                       ---------
                                                       $  12,025
                                                       =========

Securities sold, but not yet purchased are a part of Ryan Beck's normal activities as a broker and dealer in securities and are subject to off-balance-sheet market risk of loss should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

The following table provides information on securities purchased under agreements to resell for the year ended December 31, 2000 (in thousands):

         Ending Balance                                              $ 1,584
         Maximum outstanding at any month end within period          $ 9,421
         Average amount invested during period                       $ 3,034
         Average yield during period                                    5.79%

The underlying securities associated with the securities purchased under agreements to resell during the years ended December 31, 2000 were in BankAtlantic's possession.

The following table provides information on Federal Funds sold for the year ended December 31, 2000 (in thousands):

         Ending Balance                                              $     --
         Maximum outstanding at any month end within period          $ 10,500
         Average amount invested during period                       $    629
         Average yield during period                                     6.31%

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The estimated fair value of securities available for sale, investment securities and mortgage-backed securities held to maturity pledged for the following obligations were (in thousands):

                                                      December 31,
                                                          2000
                                                      ------------
         FHLB advances                                  $ 120,691
         Treasury tax and loan                              3,200
         Repurchase agreements                            683,518
         Public funds                                      69,165
         Subordinated debentures                            5,300
         Interest rate swap contracts                         981
                                                        ---------
                                                        $ 882,855
                                                        =========

The change in net unrealized holding gains or losses on available for sale securities included as a separate component of stockholders' equity was as follows:

                                                                                           For the Year Ended December 31,
                                                                                     ------------------------------------------
                                                                                      2000             1999              1998
                                                                                     -------          -------           -------
         Net change in unrealized appreciation (depreciation)
           on securities available for sale                                          $16,472          $(9,423)          $   878
         Change in deferred taxes (benefits) on net unrealized appreciation
           (depreciation) on securities available for sale                             6,355           (3,536)              339
                                                                                     -------          -------           -------
         Change in stockholders' equity from net unrealized
           appreciation (depreciation) on securities available for sale              $10,117          $(5,887)          $   539
                                                                                     =======          =======           =======


4.  LOANS RECEIVABLE

The loan and lease portfolio consisted of the following components:


                                                                                          December 31,
                                                                                ---------------------------------
                                                                                    2000                 1999
                                                                                -----------           -----------
                                                                                         (in thousands)
         Real estate loans:
           Residential                                                          $ 1,316,062           $        --
           Construction and development                                             937,881                    --
           Commercial                                                               372,351                 3,221
           Small business                                                            28,285                    --
         Other loans:
           Second mortgages - direct                                                124,859                    --
           Second mortgages - indirect                                                4,020                    --
           Commercial business                                                       86,194                    --
           Lease financing                                                           75,918                    --
           Small business - non-mortgage                                             69,325                    --
           Due from foreign banks                                                    64,207                    --
           Banker's acceptances                                                       1,329                    --
           Deposit overdrafts                                                         2,325                    --
           Consumer loans - other direct                                             30,711                    --
           Consumer loans - other indirect                                           58,455                    --
         Loans held for sale:
           Commercial syndication                                                    80,016                    --
                                                                                -----------           -----------
                   Total gross loans                                              3,251,938                 3,221
                                                                                -----------           -----------
         Adjustments:
           Undisbursed portion of loans in process                                 (344,390)                   --
           Premiums related to purchased loans                                          127                    --
           Unearned discounts on commercial real estate loans                          (178)                   --
           Principally deferred profit on commercial real estate loans                 (786)                 (824)
           Deferred fees                                                             (3,624)                   --
           Allowance for loan and lease losses                                      (48,072)               (1,072)
                                                                                -----------           -----------
                   Loans receivable -- net                                      $ 2,855,015           $     1,325
                                                                                ===========           ===========


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BankAtlantic's loan portfolio had the following geographic concentration at December 31, 2000:

          Florida                              50%
          California                            7
          Northeast                             9
          Other                                34
                                              ---
            Total                             100%
                                              ===
SECURITIZATION ACTIVITY:

During the year ended December 31, 2000, BankAtlantic securitized $77.9 million of purchased residential loans into government agency mortgage-backed securities. The resulting securities were classified as securities available for sale.

DISCONTINUED LENDING ACTIVITY:

BBC continuously evaluates its business units for profitability, growth and overall efficiency. As a result, BBC made a determination in September 2000 to discontinue its purchasing and reselling of mortgage loans and its participation in syndication commercial lending. BBC purchased residential loans with the intent to package and sell, securitize or retain these loans based on individual characteristics. As a consequence of discontinuing these activities, $222 million of residential loans held for sale were transferred to the held for investment portfolio, resulting in BBC realizing a loss of $654,000 at transfer. As a result of discontinuing its syndication lending activities, the entire portfolio of $123.9 million of syndication loans was transferred from loans held for investment to loans held for sale.

TRANSFER OF LOANS:

During the year ended December 31, 1998, BBC transferred $108.5 million of purchased residential loans from held for investment to held for sale. As part of its normal operations, BBC purchases bulk residential loans and continually evaluates the portfolio.

ALLOWANCE FOR LOAN AND LEASE LOSSES (IN THOUSANDS):


                                                                               For the Year Ended December 31,
                                                                        ---------------------------------------------
                                                                          2000               1999              1998
                                                                        --------           --------          --------
         Balance, beginning of period                                   $  1,072           $    772          $    772
         Balance, beginning of period resulting from
         consolidation of BBC                                             44,450                 --                --
         Loans and leases charged-off                                    (32,221)                --                --
         Recoveries of loans and leases previously charged-off             5,639                 --                --
                                                                        --------           --------          --------
         Net charge-offs                                                 (26,582)                --                --
         Additions charged to operations                                  29,132                300                --
         Allowance for loan losses acquired                                   --                 --                --
                                                                        --------           --------          --------
         Balance, end of period                                         $ 48,072           $  1,072          $    772
                                                                        ========           ========          ========


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes impaired loans (in thousands):


                                                                  December 31, 2000
                                                                  -------------------------
                                                                     Gross
                                                                   Recorded      Specific
                                                                  Investment     Allowances
                                                                  ----------     ----------
         Impaired loans with specific reserves                      $23,090        $ 8,057
         Impaired loans without specific reserves                    33,618              0
                                                                    -------        -------
           Total                                                     56,708          8,057
                                                                    =======        =======

         Average net recorded investment in impaired loans          $30,885              0
                                                                    =======        =======


FOREGONE INTEREST INCOME:

Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized for the year ended December 31, 2000 was (in thousands):

         Contracted interest income                             $ 5,254
         Interest income recognized (1)                          (4,129)
                                                                -------
         Forgone interest income                                $ 1,125
                                                                =======

(1)      Interest income on impaired loans was recognized on a cash basis

Non-performing assets consist of non-accrual loans, non-accrual tax certificates, REO and repossessed assets. Non-accrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Non-accrual tax certificates are tax deeds or securities in which interest recognition has been suspended due to the aging of the certificate or deed.

Non-performing assets were (in thousands):

                                                                    December 31,
                                                                        2000
                                                                    ------------
         Non-accrual - tax certificates                               $  2,491
         Non-accrual -- loans, net of specific allowances               18,106
         Real estate owned, net of allowance                             4,499
         Other repossessed assets                                        1,742
                                                                      --------
                   Total non-performing assets                        $ 26,838
                                                                      ========

Other potential problem loans (in thousands):

                                                                    December 31,
                                                                        2000
                                                                    ------------
         Loan contractually past due 90 days or more and still
         accruing                                                     $  7,086
         Performing impaired loans, net of specific allowances          15,001
         Restructured loans                                                 --
         Delinquent residential loans purchased                          5,389
                                                                      --------
         Total potential problem loans                                $ 27,476
                                                                      ========

Other potential problem loans consist of loans contractually past due 90 days or more and still accruing, restructured loans, performing impaired loans and delinquent residential loans. Loans contractually past due 90 days or more represent loans that have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. The purchased discount on the delinquent purchased loans was $442,000 at December 31, 2000.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Foreclosed Asset Activity in non-interest expense for the year ended December 31, 2000 consisted of (in thousands):

Real estate acquired in settlement of loans and tax certificates:

         Operating expenses, net                                        $    186
         Provisions for losses on REO                                        134
         Net losses on sales                                                 107
                                                                        --------
                   Total loss                                           $    427
                                                                        ========

Activity in the allowance for real estate owned for the year ended December 31, 2000 consisted of (in thousands):

         Balance, beginning of period resulting from
           consolidation of BBC                                        $    310
         Charge-offs:
           Residential real estate                                         (134)
                                                                       --------
                                                                           (134)
           Provision for losses on REO                                      134
                                                                       --------
         Balance, end of period                                        $    310
                                                                       ========


Accrued interest receivable consisted of (in thousands):

                                                                    December 31,
                                                                        2000
                                                                    ------------
         Loans receivable                                             $22,824
         Investment securities and certificates                        10,645
         Interest rate swaps                                            5,356
         Securities available for sale                                  5,221
                                                                      -------
                                                                      $44,046
                                                                      =======

5. RESTRUCTURING CHARGES, IMPAIRMENT WRITE-DOWNS AND DISCONTINUED OPERATIONS

RESTRUCTURING CHARGES AND WRITE-DOWNS:

During December 2000, BBC adopted a plan to terminate its ATM relationships with Wal*Mart and K-Mart resulting in a $2.1 million restructuring charge and a $509,000 impairment write-down. The above relationships did not meet BBC's strategic goals or required investment returns. The remaining ATM network (approximately 350 machines) is in proprietary locations in markets served by the BankAtlantic branch network and in highly attractive cruise ship and Native American reservation gaming markets. The restructuring plan is scheduled to be completed during the second quarter of 2001.

Restructuring charges at December 31, 2000 included in other liabilities, consisted of (in thousands):

         Lease contract termination costs                              $ 1,768
         De-installation costs                                             305
         Other                                                              74
                                                                       -------
              Total restructuring charge                               $ 2,147
                                                                       =======

DISCONTINUED OPERATIONS:

At December 31, 1998, the BBC Board of Directors adopted a formal plan to dispose of its mortgage servicing business ("MSB") operations. BBC concluded that this business line no longer met BBC's standards for profitability. The exit plan was substantially completed during the year ended December 31, 1999 following the sale of its servicing portfolio in July 1999.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended December 31, 2000, BBC recognized a $669,000 gain, net of taxes from discontinued operations. The gain primarily resulted from higher than projected gain on the sale of a building used by the mortgage servicing unit.

6. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment was comprised of (in thousands):

                                                            December 31,
                                                        -------------------
                                                          2000         1999
                                                        --------     --------
         Land                                           $ 15,102     $     --
         Buildings and improvements                       45,927           --
         Furniture and equipment                          39,726          154
                                                        --------     --------
                   Total                                 100,755          154
         Less accumulated depreciation                    40,794           64
                                                        --------     --------
         Office properties and equipment - net          $ 59,961     $     90
                                                        ========     ========

7.  DEPOSITS

The weighted average nominal interest rate payable on deposit accounts at December 31, 2000 was 4.62%. The stated rates and balances at which BankAtlantic paid interest on deposits were (dollars in thousands):


                                                                        December 31,
                                                                            2000
                                                                   ----------------------
                                                                     Amount       Percent
                                                                   ----------     -------
         Interest free checking                                    $  245,320      10.98%
         Insured money fund savings
            5.38% at December 31, 2000                                539,355      24.14
         NOW accounts
           0.70% at December 31, 2000                                 199,589       8.93
         Savings accounts
           1.20% at December 31, 2000                                  90,989       4.07
                                                                   ----------     ------
         Total non-certificate accounts                             1,075,253      48.12
                                                                   ----------     ------
         Certificate accounts:
           0.00% to 4.00%                                              32,785       1.47
           4.01% to 5.00%                                              68,837       3.08
           5.01% to 6.00%                                             144,341       6.46
           6.01% to 7.00%                                             812,250      36.35
           7.01% and greater                                           92,144       4.12
                                                                   ----------     ------
         Total certificate accounts                                 1,150,357      51.48
                                                                   ----------     ------
         Total deposit accounts                                     2,225,610      99.60
                                                                   ----------     ------
         Interest earned not credited to deposit accounts               8,875       0.40
                                                                   ----------     ------
         Total                                                     $2,234,485     100.00%
                                                                   ==========     ======


Interest expense by deposit category for the year ended December 31, 2000 was (in thousands):

         Money fund savings and NOW accounts                      $   26,156
         Savings accounts                                              1,267
         Certificate accounts -- below $100,000                       40,394
         Certificate accounts, $100,000 and above                     24,246
         Less early withdrawal penalty                                  (340)
                                                                  ----------
                        Total                                     $   91,723
                                                                  ==========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 2000, the amounts of scheduled maturities of certificate accounts were (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------------------
                                  2001          2002         2003        2004         2005      THEREAFTER
                                --------      --------      -------      ------      -------    ---------
         0.00% to 4.00%         $ 29,927      $  2,129      $   238      $  405      $    86      $    --
         4.01% to 5.00%           58,552         5,502        2,247       1,641          892            3
         5.01% to 6.00%          119,436        10,713       11,105       1,801        1,168          118
         6.01% to 7.00%          568,624       219,526        7,724       3,285        3,072       10,019
         7.01% and greater        66,226         4,195          500         325       10,898       10,000
                                --------      --------      -------      ------      -------      -------
                   Total        $842,765      $242,065      $21,814      $7,457      $16,116      $20,140
                                ========      ========      =======      ======      =======      =======

Time deposits of $100,000 and over had the following maturities at December 31, 2000 (in thousands):

         3 months or less                    $  89,858
         4 to 6 months                          69,769
         7 to 12 months                        133,844
         More than 12 months                   138,012
                                             ----------
                   Total                     $ 431,483
                                             ==========

Included in certificate accounts at December 31, 2000 was:

         Brokered deposits                  $   31,182
         Public deposits                        92,914
                                              ---------
           Total institutional deposits     $  124,096
                                              =========

Ryan Beck acted as principal dealer in obtaining $31.2 million of the brokered deposits outstanding as of December 31, 2000. BankAtlantic has various relationships for obtaining brokered deposits. These relationships are considered as an alternative source of borrowings, when and if needed.

8. ADVANCES FROM FEDERAL HOME LOAN BANK AND FEDERAL FUNDS PURCHASED

Advances from Federal Home Loan Bank ("FHLB") (in thousands):

                 REPAYABLE DURING YEAR                                                   DECEMBER 31,
                  ENDING DECEMBER 31,            YEAR CALLABLE     INTEREST RATE            2000
         --------------------------------------  ---------------  -----------------   -----------------
         2000                                                      5.00% to 7.00%                   --
         2001                                                      6.29% to 7.09%               37,778
         2002                                                      5.73% to 7.18%               66,468
         2003                                                      5.88% to 7.25%               84,555
                                                                                      -----------------
         Total fixed rate advances                                                             188,801
                                                                                      -----------------

         2002                                         2000         5.68% to 6.20%                   --
         2003                                         2001             5.39%                    25,000
         2004                                         2000             5.29%                        --
         2005                                         2001         6.09% to 6.15%               75,000
         2006                                         2002             5.68%                    25,000
         2008                                         2001             5.18%                    25,000
         2008                                         2003         4.87% to 5.67%              465,000
         2010                                         2002             5.84%                    30,000
                                                                                      -----------------
         Total callable fixed rate advances                                                    645,000
                                                                                      -----------------

         2000                                                      6.44% to 6.48%                   --
         2001                                                      6.60% to 6.78%              205,000
                                                                                      -----------------
         Total adjustable rate advances                                                        205,000
                                                                                      -----------------
         Total FHLB advances                                                           $     1,038,801
                                                                                      =================

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Included in fixed rate advances at December 31, 2000 were no overnight advances. Callable advances give the FHLB the option to reprice the advance, at a specific future date. Upon the FHLB's exercising its call option, BankAtlantic has the option to convert to a three month LIBOR-based floating rate advance, payoff the advance or convert to a fixed rate advance. BankAtlantic has established a blanket floating lien with the FHLB against its residential loans. At December 31, 2000, $1.3 billion of 1-4 family residential loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances. BankAtlantic's line of credit with the FHLB is limited to 30% of assets, subject to available collateral, with a maximum term of 10 years at December 31, 2000. On December 31, 2000, BankAtlantic pledged $208.6 million of consumer loans to the Federal Reserve Bank of Atlanta ("FRB") as collateral for potential advances of $166.9 million. The FRB line of credit has not been utilized by BBC.

FEDERAL FUNDS PURCHASED:

BankAtlantic established $60.0 million of lines of credit with other banking institutions for the purchase of federal funds. The following table provides information on federal funds purchased at December 31, 2000 (dollars in thousands).

         Ending balance                                   $ 9,700
         Maximum outstanding at any month end             $21,500
         Average amount invested during period            $12,300
         Average yield cost during period                    6.57%

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase at December 31, 2000 are summarized below (in thousands)

         Agreements to repurchase the same security            $532,172
         Customer repurchase agreements                         127,330
                                                               --------
                   Total                                       $659,502
                                                               ========

Securities sold under agreements to repurchase is a transaction whereby BBC sells a portion of the current investment portfolio (usually MBS's and REMIC's) at a negotiated rate and agree to repurchase the same assets on a specific date. Repurchase agreements are then issued to institutions and to our customers. These transactions are collateralized by the investment portfolio. Customer repurchase agreements are not insured by the FDIC.

The following table provides information on the agreements to repurchase for the year ended December 31, 2000 (dollars in thousands):

         Maximum borrowing at any month-end within the period     $686,586
         Average borrowing during the period                      $550,850
         Average interest cost during the period                      5.27%
         Average interest cost at end of the period                   6.40%

The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

                                                                                                WEIGHTED
                                                              ESTIMATED                         AVERAGE
                                            AMORTIZED          FAIR            REPURCHASE       INTEREST
                                               COST            VALUE            BALANCE            RATE
                                            ----------       ----------        -----------       ---------
         DECEMBER 31, 2000 (1)
         Mortgage-backed securities          $264,612          $268,070          $252,140            6.55%
         REMIC                                423,565           415,448           407,362            6.16
                                             --------          --------          --------          ------
                   Total                     $688,177          $683,518          $659,502            6.40%
                                             ========          ========          ========          ======

           (1) At December 31, 2000 these securities are classified as available for sale and recorded at fair value in the consolidated statements of financial condition.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Repurchase agreements at December 31, 2000 matured and were repaid in February 2001. These securities were held by unrelated broker dealers.

10. SUBORDINATED DEBENTURES AND OTHER DEBT, OTHER LIABILITIES AND TRUST PREFERRED SECURITIES

The Company had the following subordinated debentures, Trust Preferred Securities and notes and bonds payable outstanding (in thousands):

                                                                                                                       BEGINNING
                                            DECEMBER 31,                                                               OPTIONAL
                              ISSUE     ---------------------   INTEREST          MATURITY   CONVERSION   CLASS OF    REDEMPTION
                              DATE         2000       1999        RATE              DATE       PRICE       STOCK         DATE
                            ----------  ----------  ---------  -----------       ------------ ---------   ---------  --------------
BBC BORROWINGS

9% Debentures               09/22/95    $  21,000   $     --      9.00      %      10/01/2005     N/A         N/A       10/01/1998
6 3/4% Debentures (1)       07/03/96       51,118         --      6.75      %      07/01/2006     5.70         A        07/01/1999
5 5/8% Debentures (1)       11/25/97       46,103         --      5.63      %      12/01/2007    11.25         A        12/01/2000
Investment Notes (2)         Various       34,790         --   10.00-11.75  %       2002 (2)      N/A         N/A           N/A
Bank line of credit         05/23/00       19,964         --   Prime -.50   %      05/23/2003     N/A         N/A           N/A
Brokerage margin account    08/18/00        1,131         --      7.63      %         N/A         N/A         N/A           N/A
                                        ----------  ---------
 TOTAL BBC BORROWINGS                     174,106         --
                                        ----------  ---------
REAL ESTATE BORROWINGS

Acquisition Note            09/15/00       14,000         --   Prime+1/2    %      09/01/2005     N/A         N/A           N/A
Working Capital             09/15/00        3,000         --    Prime+1     %      09/15/2003     N/A         N/A           N/A
Acquisition and
   Development Notes         Various       29,015         --    Various     %        Various      N/A         N/A           N/A
Development Bond            03/31/00        1,052         --      8.50      %      01/01/2021     N/A         N/A           N/A
Line of credit (3)           Various        4,080      8,080    Prime+1              Various      N/A         N/A           N/A
Mortgage payables (4)        Various        9,892     10,173    Various              Various      N/A         N/A           N/A
Notes payable                7/15/98        3,185         --   Prime +1.5   %      07/15/2003     N/A         N/A           N/A
                                        ----------  ---------
 TOTAL REAL ESTATE                         64,224     18,253
BORROWINGS
                                        ----------  ---------
  TOTAL BORROWINGS                      $ 238,330   $ 18,253
                                        ==========  =========
Trust Preferred
Securities                  04/24/97    $  74,750   $      --     9.50      %      06/30/2027     N/A         N/A       06/30/2002
                                        ==========  =========


     -------------------------------

     (1) Convertible at the option of the holder into shares of BBC Class A common stock.

     (2)  Extendable at BBC's option until 2003.

     (3) At December 31, 1999, BFC had a revolving line of credit in the amount of $8.08 million requiring only interest payments at prime plus 1% and a maturity date of May 2000, an extension was granted until January 2001. In January 2001, this note was restructured to provide for draws for specific purposes with maturity dates of either six months or one year from the date of the draw depending on the defined purpose of the draw. The total amount may not exceed $8.0 million and requires only interest payments at prime plus 1% until maturity. In the aggregate, approximately 25% of the shares of common stock of BBC owned by BFC are pledged as collateral.

     (4) The majority of BFC's marketable securities, mortgage receivables, real estate held for development and sale and investment real estate, net are as to real estate and marketable securities, encumbered by, or, as to mortgages receivable, subordinate to mortgages payable and other debt

Included in others assets at December 31, 2000 was $5.3 million of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures and other debt.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ANNUAL MATURITIES OF SUBORDINATED DEBENTURES AND OTHER DEBT (IN THOUSANDS):

             YEAR ENDED
            DECEMBER 31,              AMOUNT
         --------------------     ---------------
                2001                 $     8,104
                2002                      46,487
                2003                      32,537
                2004                       1,828
                2005                      24,044
             Thereafter                  125,330
                                  ---------------
                                     $   238,330
                                  ===============

RETIREMENT OF DEBT:

During the year ended December 31, 2000, BBC repurchased $53.8 million aggregate principal amount of the BBC's 5-5/8% Debentures and recognized a $7.9 million (net of income tax) extraordinary gain in conjunction with these purchases.

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

OTHER LIABILITIES

Included in other liabilities at December 31, 2000 and 1999 is approximately $5.0 million and $5.1 million, respectively, representing amounts due in connection with the settlement of class action litigation that arose in connection with exchange transactions that the Company entered into in 1989 and 1991.

Initially, the amount that was to be paid under these settlements was not determined with certainty because the amount of the settlement depended upon whether the class member still owned the debenture issued to them in the exchange transaction ("Class Members Still Owning Debentures") or whether the class member sold the debenture transferred to them in the exchange transaction ("Class Members No Longer Owning Debentures"). The determination of which group a debenture holder fell into was complicated by the fact that when a transfer of ownership occurs, the transfer may not have been a bona fide sale transaction (i.e., involved a transfer to street name or to a family member). If a debenture is held by a Class Member Still Owning Debentures, the amount of gain recognized on that debenture is greater because the debenture and any related accrued interest was removed from the books whereas if the debenture was sold to a non class member, a settlement payment is made to the Class Member No Longer Owning the Debenture and the debenture and all related accrued interest remained on the books in the name of the current holder of the debenture. When the settlements were recorded, the gain recorded was based upon the determination that if the debenture had been transferred since issue, the debenture was classified in the group of Class Members No Longer Owning Debentures. As debentures were presented for payment, if a determination was made that the debenture belonged in the group of Class Members Still Owning Debentures, an adjustment was made and additional gain was recognized. Extraordinary gains, net of income taxes of approximately $292,000 was recognized for the year ended December 31, 1999, based upon claims made and paid pursuant to the settlements of litigation relating to Class Members No Longer Owning Debentures (as defined).

BBC REVOLVING CREDIT FACILITY:

On August 24, 2000, BBC closed on a revolving credit facility of $20 million from an independent financial institution. The credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by all of the common stock of BankAtlantic. BBC was in compliance with all loan covenants at December 31, 2000.

BBC INVESTMENT NOTES AND MARGIN DEBT:

In January 2000, BBC filed a registration statement for up to $150 million of

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



its subordinated investment notes. BBC currently anticipates that no more than $50 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and BBC may terminate the offering at any time. The interest rate and maturity date are fixed upon issuance. BBC may elect at any time prior to maturity to automatically extend the maturity date of the investment notes for an additional one year. The investment notes are subordinated to all existing and future senior indebtedness.

From time to time, the Company borrows funds under a margin account with an unrelated broker/dealer. The terms of this account are ordinary and customary for such accounts.

BBC TRUST PREFERRED SECURITIES:

BBC Capital Trust I ("BBC Capital ") is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of BBC. BBC Capital issued 2.99 million shares of Trust Preferred Securities at a price of $25 per share in April 1997 for $74.75 million. BBC Capital used these proceeds and $2.3 million of contributed capital from BBC to purchase $77.1 million of 9 1/2% Junior Subordinated Debentures from BBC which mature on June 30, 2027. The net proceeds to BBC from the sale of the Junior Subordinated Debentures were $71.8 million after deduction of the underwriting discount and expenses. At December 31, 2000 and 1999, the amount of outstanding Trust Preferred Securities was $74.75 million. Interest on the Junior Subordinated Debentures and Distributions on the Trust Preferred Securities are fixed at 9 1/2% per annum and are payable quarterly in arrears. Distributions on the Trust Preferred Securities are cumulative and based upon the liquidation value of $25 per Trust Preferred Security. BBC has the right, at any time, so long as there are no continuing events of default to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; but beyond the stated maturity of the Junior Subordinated Debentures. To date no interest has been deferred. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. BBC has the right to redeem the Junior Subordinated Debentures after June 30, 2002 and also has the right to redeem the Junior Subordinated Debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after June 30, 2002, and therefore cause a mandatory redemption of the Preferred Securities. The exercise of such right is subject to BBC having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition, BBC has the right, at any time, to shorten the maturity of the Junior Subordinated Debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to BBC having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

INDENTURES

The indenture relating to the Trust Preferred Securities ("Trust Preferred Securities") and all of the Debenture indentures contain certain customary covenants found in Indentures under the Trust Indenture Act, including covenants with respect to the payment of principal and interest, maintenance of an office or agency for administering the Debentures, holding of funds for payments on the Debentures in Trust, payment by BBC of taxes and other claims, maintenance by BBC of its properties and its corporate existence and delivery of annual certifications to the Trustee.

The indentures relating to BBC's 9% and 6 3/4% Debentures provide that BBC cannot declare or pay dividends on, or purchase, redeem or acquire for value BBC's capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration purchase, redemption, payment or distribution BBC retains cash, cash equivalents or marketable securities sufficient to cover the two consecutive semi-annual interest payments that will be next due and payable. BBC is in compliance with this requirement.

During the years ended December 31, 2000 and 1999, BBC issued 5,965 and 5,263 shares of Class A common stock, respectively, upon the conversion of $34,000 and $30,000 in principal amount of BBC's 6 3/4% Debentures at a conversion price of $5.70.

LEVITT CORPORATION

Levitt Corporation's acquisition and development loan obligations are secured by land acquisitions, construction and development of various adult communities located in Florida. The unused commitments on these various mortgage obligations

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



were $26.9 million at December 31, 2000. The fixed rate loans total $11.2 million and have interest rates ranging from 5.88% to 8.00% and maturity dates ranging from April 2002 to May 2007. The variable rate loans total $17.8 million and are indexed to the prime rate of interest with maturity dates ranging from June 2001 to September 2005.

Levitt Corporation borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by the stock of Levitt and Sons and covenants in the loan agreement that prohibit the payment of dividends or other advances by Levitt Corporation to BankAtlantic. There is currently $14 million outstanding on this loan.

RYAN BECK

At December 31, 2000, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus one percent. The line expires on June 28, 2001 and is secured by certificates of deposit ("CDs") from Ryan Beck's certificate of deposit wholesale business. There were no amounts outstanding under this agreement at December 31, 2000.

11.  INVESTMENT IN BBC, AND BBC'S EQUITY TRANSACTIONS

On August 17, 2000, BBC's Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all publicly held shares of Class B Common Stock at a price of $6.00 per share that had the effect of converting the Company's 4,876,124 shares of BBC Class B Common Stock into one share of BBC Class B Common Stock with an equivalent economic value. Pursuant to the transaction, BBC paid $33.2 million (including $1.5 million of transaction expenses) to retire 5,275,752 shares of Class B Common Stock. As a result of the transaction, BFC became the sole holder of all BBC Class B Common Stock. The Class B Common Stock held by BFC represents 100% of the voting rights of BBC. The following table reflects BFC's percentage ownership in BBC:

                                      CLASS A       CLASS B
                                      COMMON         COMMON         TOTAL
                                       STOCK         STOCK       OUTSTANDING
                                       -----         -----       -----------
         December 31, 2000             26.2%          100%          36.0%
         December 31, 1999             26.1%         47.5%          31.3%
         December 31, 1998             25.1%         47.1%          31.3%

In 2000 BBC accounts are consolidated in the Company's financial statements. Prior to 2000, BBC was carried using the equity method and prior year amounts have not been restated as a result of the consolidation.

The acquisition of BBC was accounted for as a purchase and accordingly, the assets and liabilities acquired were revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation were generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during the year ended December 31, 2000, 1999 and 1998 by approximately $149,000, $658,000 and $741,000, respectively.

Excess cost over fair value of net assets acquired at December 31, 1999 was approximately $331,000 and none at December 31, 2000. Excess cost over fair value of net assets acquired at December 31, 1999 is included in the investment in BBC in the accompanying statement of financial condition.

The payment of dividends by BBC is subject to declaration by BBC's Board of Directors and compliance with applicable indenture covenants and will depend upon, among other things, the results of operations, financial condition and cash requirements of BBC and the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. BankAtlantic meets the definition as a "well capitalized" institution; however, BankAtlantic's capital distribution exceeds net income for the prior two years and therefore it must file a capital distribution application with the OTS prior to making distributions to BBC. Currently, BBC pays a quarterly dividend of $0.0253 and $0.023 per share for Class A and Class B Common Stock, respectively.

The following are additional equity transactions of BBC that impact or could impact the Company's ownership percentage of BBC and minority interest

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



BBC'S RETIREMENT OF PUBLIC CLASS B COMMON STOCK:

Outstanding options to purchase BBC's Class A Common Stock remained exercisable for the same number of shares of Class A Common Stock of BBC of the surviving corporation at the same exercise price and upon the same terms as in effect before the corporate transaction. Likewise, BBC's 6-3/4% Convertible Subordinated Debentures due 2006 and 5-5/8% Convertible Subordinated Debentures due 2007 remained convertible into the same number of shares of Class A Common Stock of BBC at the same conversion price and upon the same terms as in effect before the corporate transaction.

The redemption and retirement of all publicly held outstanding shares of BBC Class B Common Stock resulted in compensation expense of $1.3 million for the year ended December 31, 2000. The compensation charge resulted from retirement of shares of Class B Common Stock in the corporate transaction from holders who received these shares upon exercise of options to acquire BBC Class B Common Stock within six months of the date of retirement.

RYAN BECK RESTRICTED STOCK INCENTIVE PLAN AND RETENTION POOL:

BBC in December 1998 adopted a Restricted Stock Incentive Plan ("BankAtlantic Bancorp-Ryan Beck Restricted Stock Incentive Plan") to provide additional incentives to officers and key employees of its subsidiary, Ryan Beck. The Plan provided up to 862,500 Class A common shares of restricted stock, of which not more than 287,500 shares may be granted to any one person. The Plan allows BBC's Board of Directors to impose an annual cap on awards.

BBC's Board granted 0, 127,002 and 103,214 shares of restricted Class A common stock under this plan to key employees of Ryan Beck in 2000, 1999 and 1998, respectively. The fair value of the awards was recorded as compensation expense over the vesting period.

In connection with the acquisition of Ryan Beck in June 1998, BBC established a retention pool covering certain key officers of Ryan Beck, under which 785,866 shares of restricted Class A common stock were issued to key employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares vest four years from the date of acquisition and are treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc., Deferred Compensation Plan ("Plan"). The purpose of the plan was to provide employees of Ryan Beck with a cash-based deferred compensation plan in exchange for their interest in the restricted Class A common stock issued upon the establishment of the retention pool. On March 1, 2000, 749,533 shares of Class A restricted common stock out of the 755,474 shares of restricted common stock outstanding were retired in exchange for the establishment of interests in the new plan in the aggregate amount of $7.8 million. BBC may at its option terminate the Plan at any time without the consent of the participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). The participant's account will be settled by BBC in cash on the vesting date (June 28, 2002) except BBC can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If BBC elects to exercise its rights to defer 50% of the cash payment, BBC will issue a note bearing interest at prime plus 1%. Included in the Company's Statement of Financial Condition in other liabilities was a $4.8 million obligation associated with the Plan. Included in the Statement of Operations during December 31, 2000, 1999 and 1998 was $1.9 million, $1.9 million and $1.0 million, respectively, of compensation expense associated with the Plan.

BBC'S STOCK REPURCHASES:

In March 1998, BBC's Board of Directors announced a plan to purchase up to 2.3 million shares of common stock and in July 1999, BBC's Board approved a plan to purchase up to an additional 3.5 million shares of common stock.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BBC repurchased and retired the following shares pursuant to the above announced purchase plans (in thousands except share data):

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        2000             1999            1998
                                                     ----------      ----------      ----------
         Class A shares purchased                            --       1,149,655              --
         Class B shares purchased                       736,000         221,375         769,500
         Amount paid to purchase Class A shares      $       --      $    8,394      $       --
         Amount paid to purchase Class B shares      $    4,363      $    1,564      $   10,860



BBC STOCK OPTION PLANS:

                                                     MAXIMUM          SHARES      CLASS OF       VESTING          TYPE OF
                                                     TERM (3)       AUTHORIZED      STOCK      REQUIREMENTS     OPTIONS (5)
                                                   -------------------------------------------------------------------------
         1996 Stock Option Plan                      10 years        2,246,094        A        5 Years (1)        ISO, NQ
         1998 Ryan Beck Option Plan                  10 years          362,417        A            (4)            ISO, NQ
         1998 Stock Option Plan                      10 years          920,000        A        5 Years (1)        ISO, NQ
         1999 Non-qualifying Stock Option Plan       10 years          862,500        A            (2)              NQ
         1999 Stock Option Plan                      10 years          862,500        A            (2)            ISO, NQ
         2000 Non-qualifying Stock Option Plan       10 years        1,704,148        A        immediately          NQ


         ----------


         (1)  All director stock options vest immediately.
         (2)  Options vest at the discretion of the compensation committee.
         (3) All outstanding options could be exercised 10 years after their grant date.
         (4) Upon acquisition of Ryan Beck, BBC assumed all options outstanding under Ryan Beck's existing stock option plans at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the 1998 Ryan Beck option plan and the plan will terminate when the outstanding options expire. The value of such options at the acquisition date was included in the cost of Ryan Beck acquisition and credited to additional paid-in-capital.
         (5)  ISO - Incentive Stock Option
              NQ - Non-qualifying Stock Option

In August 2000, BBC's Class B Common Stock shareholder approved the BankAtlantic Bancorp 2000 non-qualifying stock option plan which authorized the issuance of options to acquire up to 1,704,148 shares of BBC Class A Common Stock. The plan was established pursuant to the corporate transaction in order to exchange options to acquire BBC Class B Common Stock that was converted in the transaction into options to acquire BBC Class A Common Stock. All outstanding options to acquire BBC Class B Common Stock were exchanged for 1,704,148 non-qualifying options to acquire BBC Class A Common Stock at an exercise price ranging from $2.26 to $2.32, based upon the exercise price of the relevant BBC Class B option. The options issued had the same intrinsic value as BBC Class B options canceled and had substantially the same terms and conditions as the former options to purchase shares of BBC Class B Common Stock, including vesting and term. The 1994 option plan for the issuance of options to acquire BBC Class B Common Stock was terminated.

On December 14, 1998, BBC's Compensation Committee approved an exchange program whereby stock options held by employees other than executive management and members of the Board of Directors of BBC could be surrendered for cancellation and exchanged for new options with an exercise price equal to the fair market value for BBC Class A common stock at December 14, 1998. As a result of the exchange, options to purchase 685,288 shares of BBC Class A common stock issued pursuant to the 1996 and 1998 stock options plans with an exercise price of $6.89 and $8.26, respectively were exchanged for options with the same terms except the exercise price was reduced to $5.65. Also on December 14, 1998, 185,521 of options to purchase Class A common stock issued pursuant to RBCO stock option plans with various exercise prices greater than $5.65 were exchanged for similar options with a $5.65 exercise price.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of BBC's stock option activity segregated by class of stock was:

                                                                          CLASS A         CLASS B
                                                                        OUTSTANDING     OUTSTANDING
                                                                          OPTIONS          OPTIONS
                                                                        -----------     -----------
         Outstanding December 31, 1997                                   1,859,128        2,432,879
         Options issued in connection with the acquisition of RBCO         362,417               --
         Exercised                                                         (21,127)        (508,317)
         Forfeited                                                      (1,202,090)         (38,981)
         Issued                                                          1,515,303               --
                                                                        ----------       ----------
         Outstanding December 31, 1998                                   2,513,631        1,885,581
         Exercised                                                         (51,997)        (118,420)
         Forfeited                                                        (408,052)          (7,693)
         Issued                                                          1,534,754               --
                                                                        ----------       ----------
         Outstanding December 31, 1999                                   3,588,336        1,759,468
         Issued in connection with corporate transaction                 1,704,148               --
         Canceled in connection with corporate transaction                      --       (1,136,108)
         Exercised                                                         (16,456)        (623,360)
         Forfeited                                                        (145,642)              --
         Issued                                                            360,000               --
                                                                        ----------       ----------
         Outstanding at December 31, 2000                                5,490,386               --
                                                                        ==========       ==========
         Available for grant at December 31, 2000                        1,377,693
                                                                        ==========



                                                                            FOR THE YEAR ENDED
                                                                                 DECEMBER 31,
                                                                     ------------------------------------
                                                                       2000          1999          1998
                                                                     --------      --------      --------
         Weighted average exercise price of options outstanding      $   4.80          5.25          4.90
         Weighted average exercise price of options exercised        $   3.40          3.90          2.97
         Weight average price of options forfeited                   $   6.05          5.92          6.78



With respect to BBC's stock option plan, the adoption of FAS 123 under the fair value based method would have increased compensation expense (net of tax) by $1.1 million, $1.1 million and $884,000 for the year ended December 31, 2000, 1999 and 1998, respectively. The Company's net income would have decreased by approximately $396,000, $344,000 and $277,000 for the year ended December 31, 2000, 1999 and 1998, respectively. The option method used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

                                                               WEIGHTED AVERAGE
                                       -------------------------------------------------------------------------
                         NUMBER OF                                      RISK FREE                       EXPECTED
            YEAR OF       OPTIONS      GRANT DATE     EXERCISE          INTEREST       EXPECTED         DIVIDEND
             GRANT        GRANTED      FAIR VALUE       PRICE             RATE        VOLATILITY         YIELD
            -------      --------      ----------     --------          ---------     ----------        --------
              1998        644,493      $    3.83      $    7.50           5.02%          50.00%           1.03%
              1999      1,534,754      $    3.39      $    6.28           5.17%          50.00%           1.34%
              2000        270,000      $    1.78      $    3.84           6.47%          50.00%           2.61%
              2000         90,000      $    1.70      $    4.05           6.47%          50.00%           2.61%


BBC's employee turnover factor was 6.00% for officer incentive and non-qualifying stock options during the year ended December 31, 2000 and 5.88% for incentive and non-qualifying employee stock options for the year ended December 31, 1998, respectively. BBC's turnover factor was 6.00% for officer incentive and non-qualifying stock options and 25% for non-qualifying employee stock options for the year ended December 31, 1999. The expected life for all options issued was 7.5 years.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes information about BBC's fixed stock options outstanding at December 31, 2000:

                                                  OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                    ------------------------------------------------       ----------------------------
                                                       WEIGHTED-
                                                        AVERAGE           WEIGHTED-                          WEIGHTED-
 CLASS OF          RANGE OF            NUMBER          REMAINING           AVERAGE             NUMBER         AVERAGE
  COMMON           EXERCISE          OUTSTANDING      CONTRACTUAL         EXERCISE         EXERCISABLE       EXERCISE
   STOCK            PRICES           AT 12/31/00          LIFE              PRICE          AT 12/31/00         PRICE
   -----           --------          -----------      -----------         --------         -----------       --------
     A         $ 2.26 to  4.44        2,067,692        4.8 years          $    2.57         1,691,691       $   2.29
     A         $ 4.45 to 7.83         3,107,885        6.9 years               5.90           408,544           5.61
     A         $ 7.84 to 12.23          314,809        6.4 years               8.68            88,984           9.47
                                      ---------        ---------          ---------         ---------       --------
                                      5,490,386        6.1 years          $    4.80         2,189,219       $   3.20
                                      =========        =========          =========         =========       ========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  INCOME TAXES

The provision for income taxes consisted of (in thousands):

                                                          2000           1999           1998
                                                        --------       --------       --------
         Continuing operations provision (benefit)      $ 13,362       $  4,183       $   (368)
         Discontinued operations                             361             --             --
         Extraordinary items                               4,280            110             39
                                                        --------       --------       --------
         Total provision (benefit)                      $ 18,003       $  4,293       $   (329)
                                                        ========       ========       ========

         Continuing operations:
         Current:
           Federal                                      $ 13,483       $     80       $     90
           State                                             869             --             --
                                                        --------       --------       --------
                                                          14,352             80             90
                                                        --------       --------       --------
         Deferred:
          Federal                                         (2,098)         3,528           (394)
           State                                           1,108            575            (64)
                                                        --------       --------       --------
                                                            (990)         4,103           (458)
                                                        --------       --------       --------

         Provision  (benefit) for income taxes          $ 13,362       $  4,183       $   (368)
                                                        ========       ========       ========


A reconciliation from the statutory federal income tax rate of 35% for the years ended December 31, 2000, 1999 and 1998 to the effective tax rate is as follows (in thousands):

                                                                               2000 (1)       1999(1)        1998(1)
                                                                              --------       --------       --------
         Income tax provision at expected federal income tax rate of 35%      $  8,062       $  4,002       $    (17)
           Increase (decrease) resulting from:
           Taxes related to subsidiaries not consolidated for income tax
           purpose                                                               3,577             --             --
           Tax-exempt interest income                                             (129)            --             --
           Provision for state taxes net of federal benefit                        565            374            (42)
           Change in  valuation allowance for deferred tax assets                 (800)            --             --
           Effect of change in State tax jurisdiction                              926             --             --
           Amortization of costs over fair value of net assets acquired          1,300             --             --
           Other - net                                                            (139)          (193)          (309)
                                                                              --------       --------       --------
                   Provision  for income taxes                                $ 13,362       $  4,183       $   (368)
                                                                              ========       ========       ========


(1) Expected tax is computed based upon income (loss) before extraordinary items and minority interest.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The tax effects of temporary differences that give rise to significant components of the deferred tax assets and tax liabilities at December 31, 2000, 1999 and 1998 were (in thousands):

                                                                                                     DECEMBER 31,
                                                                                          --------------------------------------
                                                                                            2000           1999           1998
                                                                                          --------       --------       --------
DEFERRED TAX ASSETS

   Provision for discontinued operations, restructuring charges and write-downs              1,106       $     --       $     --
   Allowance for loans, REO, tax certificate losses, investment losses and
      other reserves for financial statement purposes                                       20,780             --             --
   Net operating loss carryforward                                                           6,905          4,352          5,649
   Real estate held for development and sale capitalized costs for tax purposes
     in excess of amounts capitalized for financial statement purposes                      13,192             --             --
   Other                                                                                     4,391            804            541
                                                                                          --------       --------       --------
  Total gross deferred tax assets                                                           46,374          5,156          6,190
  Less valuation allowance                                                                   7,331             --             --
                                                                                          --------       --------       --------
  Total deferred tax assets                                                                 39,043          5,156          6,190
                                                                                          --------       --------       --------
DEFERRED TAX LIABILITIES:

   Subsidiary not consolidated for income tax purposes                                      24,375         18,265         18,574
   Tax bad debt reserve in excess of base year reserve                                         819             --             --
   Deferred loan income, due to differences in the recognition of loan origination
     fees and discounts                                                                      1,984             --             --
   Unrealized appreciation on securities available for sale                                  3,955             61             --
    Other                                                                                    3,566            424            822
                                                                                          --------       --------       --------
  Total gross deferred tax liabilities                                                      34,698         18,750         19,396
                                                                                          --------       --------       --------
  Net deferred tax asset (liability)                                                         4,345        (13,594)       (13,206)
  Less deferred income tax liability at beginning of period                                 13,594         13,206         11,711
  Less deferred income tax assets at beginning of period resulting from
    BBC consolidation                                                                      (41,487)            --             --
  Less deferred provision for income tax applicable to extraordinary items                      --            110             39
  (Decrease) increase in deferred tax liability from BBC's other capital transaction           (66)          (289)         1,575
  Increase (decrease) in deferred tax liability on unrealized appreciation
    (depreciation) on debt securities available for sale included as a separate
     component of BFC's stockholders' equity                                                 6,355         (3,536)           339
  Increase (decrease) in deferred tax liability on unrealized appreciation
    (depreciation) on debt securities available for sale included as a separate
    component of BBC's stockholders' equity                                                 18,002             --             --
                                                                                          --------       --------       --------
  Benefit (provision) for deferred income taxes                                                743         (4,103)           458
  Benefit for deferred income taxes - discontinued operations                                  247             --             --
                                                                                          --------       --------       --------
  Benefit (provision) for deferred income taxes - continuing operations                   $    990         (4,103)      $    458
                                                                                          ========       ========       ========

Activity in the deferred tax valuation allowance was (in thousands):



                                                                            December 31,
                                                                               2000
                                                                            -----------
         Balance, beginning of period resulting from BBC's consolidation      $ 5,140
         Utilization of acquired tax benefits                                    (470)
         Increase in deferred tax valuation allowance                           2,661
                                                                              -------
         Balance, end of period                                               $ 7,331
                                                                              =======


On December 31, 1999, BBC established a $2.3 million valuation allowance associated with the deferred tax assets acquired in connection with the Levitt acquisition.

Except as discussed below, management believes that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be implemented, if required. A valuation allowance was required, as it was management's assessment that, based on available information, it is more likely than not that a portion of the deferred tax asset will not be realized. A change in the valuation allowance will occur if there is a change in management's assessment of the amount of the net deferred income tax asset that is expected to be realized. The valuation allowance was established in order to reflect uncertainties associated with the utilization of certain tax benefits acquired in connection with the SLWHC and Levitt acquisitions. For the year ended December 31, 2000, the valuation allowance increased by $2.2 million which includes (i) a decrease of $470,000 from the utilization of acquired tax benefits from the SLWHC and Levitt acquisitions; (ii) a decrease of $330,000 resulting from management's evaluation of the uncertainties associated with the utilization of certain acquired tax benefits associated with the SLWHC and Levitt acquisitions; and (iii) an increase of $3.0 million relating to state deferred tax assets for which realizability is limited due to the deconsolidation of BBC and its subsidiaries for Florida income tax purposes.

Approximately $2.6 million of net operating loss carryforwards ("NOL") acquired in connection with the SLWHC acquisition remain as of December 31, 2000, which expire through the year 2011. The NOL carryforwards can only be realized if SLWHC has taxable income of an appropriate character.

BBC is not included in the Company's consolidated tax return. At December 31, 2000, the Company (excluding BBC) had estimated state and federal net operating loss carry forwards as follows (in thousands):

                  EXPIRATION
                     YEAR             STATE       FEDERAL
                  ----------          -----       -------
                     2006               212             -
                     2007             4,235         4,290
                     2008             2,332         3,322
                     2011             1,662         1,831
                     2012               669           984
                                      -----        ------
                                      9,110        10,427
                                      =====        ======

Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, retained income at December 31, 2000, includes $10.1 million for which no provision for income tax has been provided. If in the future this portion of retained income is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $3.9 million would be imposed at the then applicable tax rates.

13. EMPLOYEE BENEFITS PLAN

BFC's Stock Option Plan provides for the grant of stock options to purchase shares of the Company's Common Stock. The plan provides for the grant of both incentive stock options and non-qualifying options. The exercise price of a

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


stock option will not be less than the fair market value of the Common Stock on the date of the grant and the maximum term of the option is ten years. The following table sets forth information on all outstanding options:

                                                         CLASS B
                                                       OUTSTANDING
                                                          OPTIONS             PRICE PER SHARE
                                                       -----------            ---------------
         Outstanding at December 31, 1997               2,395,407             1.13   to   4.47
         Issued                                           532,500            10.34   to  10.34
         Exercised                                         (8,500)            4.07   to   4.07
                                                        ---------

         Outstanding at December 31, 1998               2,919,407             1.13   to  10.34
         Issued                                           182,500             6.00   to   6.00
         Exercised                                             --
                                                        ---------
         Outstanding at December 31, 1999               3,101,907             1.13   to  10.34
         Issued                                                --
         Exercised                                             --
                                                        ---------
         Outstanding at December 31, 2000               3,101,907             1.13   to  10.34
                                                        =========
         Exercisable at December 31, 2000               2,919,407             1.13   to   4.47
                                                        =========
         Available for grant at December 31, 2000         543,125
                                                        =========


The weighted average exercise price of options outstanding at December 31, 2000, 1999 and 1998 was $4.03, $4.03 and $3.90, respectively. The weighted average price of options exercised was $4.07 during the year 1998 and none in 2000 and 1999.

The adoption of FAS 123 under the fair value based method would have increased compensation expense by approximately $183,000, $134,000 and $3,099,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The effect of FAS 123 under the fair value based method would have affected net income and earnings per share as follows:


                                                 FOR THE YEARS ENDED
                                                    DECEMBER 31,
                                      ---------------------------------------
                                        2000           1999           1998
                                      ---------      ---------      ---------
     Net income (loss):
        As reported                   $   3,635          7,426            380
        Proforma                          3,523          7,344         (1,441)
     Basic earnings per share:
        As reported                         .46            .93            .05
        Proforma                            .45            .92           (.18)
     Diluted earnings per share:
        As reported                         .43            .84            .04
        Proforma                            .42            .83           (.16)


The option model used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

                 NUMBER OF                                    RISK FREE     EXPECTED                EXPECTED
     DATE OF      OPTIONS   GRANT DATE   TYPE OF   EXERCISE   INTEREST        LIFE      EXPECTED    DIVIDEND
      GRANT       GRANTED   FAIR VALUE    GRANT      PRICE      RATE         (YEARS)   VOLATILITY     YIELD
      -----       -------   ----------   -------   --------   ---------     -------    ----------     -----
     7/1/97        49,176     $1.623       ISO      $ 4.067    5.800%          6.0       27.40%        0%
     7/1/97       119,574     $1.849        NQ      $ 4.067    5.820%          7.5       27.40%        0%
     7/1/97       750,000     $1.703        NQ      $ 4.467    5.820%          7.5       27.40%        0%
     1/13/98      532,500     $5.873         *      $10.334    5.530%          7.5       44.46%        0%
     4/6/99       182,500     $4.990         *      $ 6.000    5.280%          7.5       92.21%        0%


* Both non-qualified and incentive stock options were granted.

The employee turnover was considered to be none. The weighted average fair value of options granted during the years ended December 31, 1999 and 1998 was $4.99 and $5.87, respectively. There were no options issued during 2000.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
       ------------------------------------------------------------------      -----------------------------
                                             WEIGHTED
                            NUMBER            AVERAGE         WEIGHTED           NUMBER          WEIGHTED
          RANGE OF        OUTSTANDING        REMAINING         AVERAGE         EXERCISABLE        AVERAGE
       EXERCISE PRICES    AT 12/31/00    CONTRACTUAL LIFE  EXERCISE PRICE      AT 12/31/00    EXERCISE PRICE
       ---------------    -----------    ----------------  --------------      -----------    --------------
      $ 1.00 to $ 5.00     2,386,907         4.7 Years         $ 2.47           2,386,907          $ 2.47
      $ 5.01 to $10.00       182,500         8.3 Years         $ 6.00                  --             --
      $10.01 to $10.34       532,500         7.0 Years         $10.34             532,500          $10.34


The Company has an employee's profit-sharing plan which provides for contributions to a fund of a defined amount, but not to exceed the amount permitted under the Internal Revenue Service Code as deductible expense. The provision charged to operations was approximately $35,000, $30,000 and $20,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Contributions are funded on a current basis.

BBC'S PENSION PLAN:

At December 31, 1998, BBC froze its defined benefit pension plan ("Plan") whereby then-current participants in the Plan will not accrue service benefits beyond that date and vested all participants at that date. BBC will be subject to future pension expense or income based on future actual plan returns and actuarial values of the plan obligations to employees.

The following table sets forth the Plan's funded status and the prepaid pension cost included in the Consolidated Statements of Financial Condition in other assets at December 31, 2000 (in thousands):

         Projected benefit obligation at the beginning of the year                         $ 17,665
         Interest cost                                                                        1,353
         Actuarial loss                                                                         712
         Benefits paid                                                                         (792)
                                                                                           --------
         Projected benefit obligation at end of year                                       $ 18,938
                                                                                           ========


         Fair value of Plan assets at the beginning of year                                $ 28,278
         Actual return on Plan assets                                                          (664)
         Benefits paid                                                                         (792)
                                                                                           --------
         Fair value of Plan assets as of actuarial date                                    $ 26,822
                                                                                           ========


         Actuarial present value of projected benefit obligation for service
          rendered to date                                                                 $(18,938)
         Plan assets at fair value as of the actuarial date                                  26,822
                                                                                           --------
         Plan assets in excess of projected benefit obligation 7,884 Unrecognized net gain from past experience different from that assumed
          and effects of changes in assumptions                                              (1,853)
                                                                                           --------
         Prepaid pension cost                                                              $  6,031
                                                                                           ========

Net pension benefit includes the following components for the year ended December 31, 2000 (in thousands):

         Interest cost on projected benefit obligation           $ 1,353
         Expected return on plan assets                           (2,511)
         Amortization  of unrecognized net gains and losses         (309)
                                                                 -------
         Net periodic pension benefit (1)                        $(1,467)
                                                                 =======

(1) Periodic pension benefit is included in employee compensation expense.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The actuarial assumptions used in accounting for BBC's Plan for the year ended December 31, 2000 was:

         Weighted average discount rate                      7.50%
         Rate of increase in future compensation levels       N/A
         Expected long-term rate of return                   9.00%

Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs.

BBC'S 401(K) PLAN:

BankAtlantic sponsors a defined contribution plan ("401(k) Plan") for all employees who have completed three months of service. Employees can contribute up to 14% of their salary, not to exceed $10,500 for 2000 and $10,000 for 1999 and 1998. For employees that fall within the highly compensated criteria, maximum contributions were 7% of salary. Effective October 1991, BankAtlantic's 401(k) Plan was amended to include only a discretionary match as deemed appropriate by the Board of Directors. Included in employee compensation and benefits on the consolidated statement of operations was $1.1 million, $205,000, and $225,000 of expenses and employer contributions related to the 401(k) Plan for the years ended December 31, 2000, 1999 and 1998, respectively. The discretionary match was 100% of the first 4% of an employee's contribution for the year ended December 31, 2000. The discretionary match was 25% of the first 4% of an employee's contribution during the years ended December 31, 1999 and 1998.

RYAN BECK PLANS

Ryan Beck sponsored defined contribution savings plans during the year ended December 31, 1998, and made contributions to those plans of $1.3 million during 1998. Effective April 1, 1999, Ryan Beck suspended discretionary contributions to its Profit Sharing and 401(k) Savings Plan and began making comparable non-discretionary contributions to a new Money Purchase Savings Plan. At the same time, Ryan Beck matching contribution was added to the Profit Sharing and 401(k) Savings Plan. Ryan Beck's discretionary profit sharing contribution from January 1, 1999 to April 1, 1999 totaled $375,000. The non-discretionary matching contribution was dollar-for-dollar on the first 4% of 401(k) deferral contributions for salaried employees and the first 2.5% for Investment Consultants.

Ryan Beck's Money Purchase Plan contributions totaled $1.6 million during the year ended December 31, 2000. Ryan Beck matching contributions on eligible employees' 401(k) deferrals and profit sharing contributions were $560,000 during the year ended December 31, 2000. The 2000 contributions are included in compensation and benefits expense in the statement of operations.

14. STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the authority to divide the authorized preferred stock into series or classes having the relative rights, preferences and limitations as may be determined by the Board of Directors without the prior approval of shareholders. The Board of Directors has the power to issue this preferred stock on terms that would create a preference over the Company's Common Stock with respect to dividends, liquidation and voting rights. No further vote of security holders would be required prior to the issuance of the shares.

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

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

15. COMMITMENTS AND CONTINGENCIES

BBC is lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31,2000, for the periods shown was (in thousands):

            YEAR ENDING DECEMBER 31,       AMOUNT
                                          -------
            2001                          $ 7,572
            2002                            6,207
            2003                            5,128
            2004                            3,106
            2005                            1,785
            Thereafter                      5,973
                                          -------
            Total                         $29,771
                                          =======

         FOR THE YEAR ENDED DECEMBER 31, 2000:

        Rental expense for premises and equipment                    $   9,683
                                                                     ==========
        Allowance for future rental payments on closed branches
        (included in other liabilities)                              $      75
                                                                     ==========

The allowance for closed BankAtlantic branches includes branches closed in prior periods, and those branches included in the restructuring plan (see Note 5).

At December 31, 2000, BankAtlantic leased 692 ATM's of which 348 ATM's are associated with the restructuring charge (See Note 5). The remaining ATM's are located in BankAtlantic branch locations, cruise ships, Native American Reservation gaming facilities and various retail outlets.

In the normal course of its business, BBC is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments with off-balance sheet risk were (in thousands):

                                                                    DECEMBER 31,
                                                                    -----------
                                                                       2000
                                                                    ----------
         Commitment to sell fixed rate residential loans             $    599
         Commitments to purchase mortgage backed securities            11,564
         Forward contract to purchase mortgage-backed securities      225,163
         Commitments to extend credit, including the undisbursed
           portion of loans in process                                476,545
         Standby Letters of credit                                    187,596
                                                                     ========

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer's

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management's credit evaluation of the counter-party.

Standby letters of credit written are conditional commitments issued by or for the benefit of BankAtlantic to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings.

BankAtlantic has credit facilities with foreign financial institutions in Latin America. The commitments can be terminated at any time. Each financial institution is evaluated on a case by case basis.

BankAtlantic is required to maintain average reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $40.6 million at December 31, 2000.

As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2000 BankAtlantic was in compliance with this requirement, with an investment of approximately $51.9 million in stock of the FHLB of Atlanta.

Levitt is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. Levitt provides home purchasers with warranties against certain defects for a period of up to two years from the date of purchase. Levitt provides for estimated warranty costs when the home is sold and continuously monitors its warranty exposure and service program.

St. Lucie West Utilities Inc. ("SLWUI") a wholly owned subsidiary of Levitt entered into a connection fee Guarantee Agreement with the St Lucie West Services District ("District"). The agreement provides the District with assurance that sufficient water and sewer connection fees will be prepaid by SLWUI to service outstanding bonds of the District. SLWUI has no underlying guarantee obligation in connection with the District Bonds.

Upon the acquisition of Ryan Beck, BBC became subject to the risks of investment banking. Ryan Beck's customers' securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of Ryan Beck and is responsible for execution, collection of and payment of funds and, receipt and delivery of securities relative to customer transactions. Customers' securities activities are transacted on a cash and margin basis. These transactions may expose Ryan Beck to off-balance-sheet risk, wherein the clearing broker may charge Ryan Beck for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. Ryan Beck seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and that customer transactions are executed properly by the clearing broker. Ryan Beck does not utilize futures as a hedge against interest rate risk for its trading inventory or use derivatives in its trading activities.

16. REGULATORY MATTERS

BFC Financial Corporation is a unitary savings bank holding company that owns approximately 26.2% and 100%, respectively of the outstanding BBC Class A and Class B Common Stock, in the aggregate representing 36% of all the outstanding BBC Common Stock. BBC is the holding company for BankAtlantic, A Federal Savings Bank by virtue of its ownership of 100% of the outstanding BankAtlantic common stock. BFC is subject to regulatory oversight and examination by the OTS as discussed herein with respect to BBC. BBC is a unitary savings bank holding company subject to regulatory oversight and examination by the OTS, including normal supervision and reporting requirements. The Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934.

BankAtlantic's deposits are insured by the FDIC for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary-- actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic's financial statements. BankAtlantic's ability to pay dividends to BBC is subject to regulatory approvals. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



regulatory capital levels. At December 31, 2000, BankAtlantic meets all capital adequacy requirements to which it is subject and is considered a well capitalized institution.

BankAtlantic's actual capital amounts and ratios are presented in the table:

                                                                                           TO BE WELL
                                                               FOR CAPITAL             CAPITALIZED UNDER
                                                                 ADEQUACY              PROMPT CORRECTIVE
                                      ACTUAL                     PURPOSES              ACTION PROVISIONS
                               -------------------        ---------------------      ---------------------
                               AMOUNT        RATIO        AMOUNT          RATIO      AMOUNT          RATIO
                               ------        -----        ------          -----      ------          -----
(DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2000:

Total risk-based capital       $328,973      11.00%    $ >  239,356      > 8.00%    $299,194      >  10.00%
                                                         -               -                        -
Tier I risk-based capital      $291,544       9.74%    $ >  119,678      > 4.00%    $179,517      >   6.00%
                                                         -               -                        -
Tangible capital               $291,544       6.66%    $ >   65,653      > 1.50%    $ 65,653      >   1.50%
                                                         -               -                        -
Core capital                   $291,544       6.66%    $ >  175,077      > 4.00%    $218,846      >   5.00%
                                                         -               -                        -
AS OF DECEMBER 31, 1999:
Total risk-based capital       $339,322      13.30%    $ >  204,091      > 8.00%    $255,144      >  10.00%
                                                         -               -                        -
Tier I risk-based capital      $307,270      12.04%    $ >  102,045      > 4.00%    $153,068      >   6.00%
                                                         -               -                        -
Tangible capital               $307,270       7.71%    $ >   59,778      > 1.50%    $ 59,778      >   1.50%
                                                         -               -                        -
Core capital                   $307,270       7.71%    $ >  159,407      > 4.00%    $199,259      >   5.00%
                                                         -               -                        -

BBC's wholly owned subsidiary, Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by RBCO, not to exceed $1,000,000. At December 31, 2000, Ryan Beck's regulatory net capital was approximately $8.1 million, which exceeded minimum net capital rule requirements by $7.1 million.

Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2000.

17. STERLING PORTFOLIO

Frances Scott, on behalf of herself and all others similarly situated brought an action against Mayflower Home Improvement Corp., EquiCredit Corporation of America, Bernard Perry, Gino Ciuffetelli, Hyman Beyer, Jeffrey Beyer, Bruce Beyer, MNC Credit Corp., Shawmut Bank, First Tennessee Bank, CIT Group/Credit Finance, Inc., Security Pacific Financial Services, Inc., Jerome Goldman, BankAtlantic, FSB., Michael Bisceglia and Gerald Annabel, in the Superior Court of New Jersey, Passaic County which was commenced on April 6, 1995. This action is a class action on behalf of the named and unnamed plaintiffs who may have obtained loans from dealers who subsequently sold the loans to financial institutions, including BankAtlantic. The action seeks, among other things, recision of the loan agreements and damages. In January 2000, plaintiff filed an amended complaint with the trial court, identifying two new named plaintiffs whose potential claims were not barred by the statute of limitations and stating causes of action under various New Jersey Acts and Regulations. The class as presently defined for BBC consists of 529 loans having original principal balances of $11.7 million. Through December 31, 2000, $4.3 million of such loans had been charged-off and $558,000 remained outstanding. The court conducted a number of settlement discussions which resulted in a preliminary settlement agreement. Subject to final documentation and court approval, the parties have agreed to a settlement pursuant to which BBC will pay approximately $592,500 for class benefits and attorneys fees and will provide $511,000 in principal reductions on loans which are currently carried on the Bank's books.

The Company and its subsidiaries may be parties to other lawsuits as plaintiff or defendant involving its securities sales and underwriting, lending, tax certificates and real estate development activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes results of operations or financial position will not be significantly impacted by the resolution of these matters. None of this litigation is other than in the ordinary course of business.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



18. PARENT COMPANY FINANCIAL INFORMATION

Condensed Statements of Financial Condition at December 31, 2000 and 1999, Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three year period ended December 31, 2000 are shown below. (in thousands):

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                      2000             1999
                                                                 -----------      -----------
                           ASSETS

Cash and cash equivalents                                        $       172            1,193
Securities available for sale, at market value                         8,403              203
Investment in BankAtlantic Bancorp, Inc.  ("BBC")                     89,603           73,764
Investment in other subsidiaries                                      14,130           18,162
Other assets                                                           6,526            3,196
                                                                 -----------      -----------
   Total assets                                                  $   118,834           96,518
                                                                 ===========      ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable and other borrowings                           $     4,080            8,080
Other liabilities                                                     20,511           15,879
Deferred income taxes                                                 21,628           13,594
                                                                 -----------      -----------
    Total liabilities                                                 46,219           37,553
                                                                 -----------      -----------


Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                          --               --
Class A common stock of $.01 par value, authorized 20,000,000
  shares; issued and outstanding 6,454,494 in 2000 and 1999               58               58
Class B common stock, of $.01 par value; authorized 20,000,000
  shares; issued and outstanding 2,355 in 2000 and 1999                   21               21
Additional paid-in capital                                            25,788           25,890
Retained earnings                                                     41,721           38,086
                                                                 -----------      -----------

 Total stockholders' equity before
  accumulated other comprehensive income (loss)                       67,588           64,055

 Accumulated other comprehensive income (loss)                         5,027           (5,090)
                                                                 -----------      -----------

 Total stockholders' equity                                           72,615           58,965
                                                                 -----------      -----------

     Total liabilities and stockholders' equity                  $   118,834           96,518
                                                                 ===========      ===========


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                       CONDENSED STATEMENTS OF OPERATIONS
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                   2000          1999          1998
                                                 -------       -------       -------
Revenue - interest and other                     $   479         1,423           373
Expenses - interest and other                      4,541         2,958         2,961
                                                 -------       -------       -------
(Loss) before undistributed earnings (loss)
   from subsidiaries                              (4,062)       (1,535)       (2,588)
Equity in income (loss) from BBC                   8,264        10,501        (1,397)
Equity in income from  other subsidiaries          1,188         2,468         3,936
                                                 -------       -------       -------
Income (loss) before income taxes
   and extraordinary items                         5,390        11,434           (49)
Provision (benefit) for income taxes               1,755         4,183          (368)
                                                 -------       -------       -------
Income from continuing operations                  3,635         7,251           319
Extraordinary items, net of income taxes of
   $110 in 1999 and $39 in 1998                       --           175            61
                                                 -------       -------       -------
Net income                                       $ 3,635         7,426           380
                                                 =======       =======       =======


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       CONDENSED STATEMENTS OF CASH FLOWS
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                             2000          1999          1998
                                                           -------       -------       -------
Operating Activities:
(Loss) income from continuing operations                   $(4,982)        7,251           319
Income from discontinued operations                            669            --            --
Income from extraordinary items                              7,948           175            61
Adjustments to reconcile net (loss) income to net
   cash  provided by (used in ) operating activities:
Equity in (earnings) loss of BBC                            (8,264)      (10,501)        1,397
Equity in (earnings)  of other subsidiaries                 (1,188)       (2,468)       (3,936)
Depreciation, amortization and accretion, net                    5            17            23
Provision (benefit) for deferred income taxes                1,745         4,103          (458)
Loss from  investment securities                             1,776            --            --
Increase in deferred interest on the
   subordinated debentures                                      --           403           482
Proceeds from escrow for called debenture liability          2,455            --         2,166
Advances (to) from other subsidiaries                        4,837        (5,405)        9,649
(Increase) in other assets                                    (529)         (330)          (94)
(Decrease) increase  in other liabilities                     (144)          152          (565)
                                                           -------       -------       -------
Net cash  provided by (used in) operating activities         4,328        (6,603)        9,044
                                                           -------       -------       -------

Investing Activities:
Common stock dividends received from BBC                     1,288         1,236         1,187
(Increase) decrease in securities available for sale        (2,637)          343         1,068
                                                           -------       -------       -------
 Net cash (used in) provided by investing activities        (1,349)        1,579         2,255
                                                           -------       -------       -------

Financing Activities:
Issuance of common stock                                        --            --            35
Borrowings                                                      --         8,079            --
Repayment of borrowings                                     (4,000)       (4,074)       (9,271)
                                                           -------       -------       -------
Net cash (used in) provided by financing activities         (4,000)        4,005        (9,236)
                                                           -------       -------       -------

(Decrease) increase in cash  and cash equivalents           (1,021)       (1,019)        2,063
Cash  at beginning of period                                 1,193         2,212           149
                                                           -------       -------       -------
Cash at end of period                                      $   172         1,193         2,212
                                                           =======       =======       =======



                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



19. SELECTED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands except for per share data):

                                                        FIRST            SECOND         THIRD          FOURTH
                      2000                             QUARTER          QUARTER        QUARTER         QUARTER          TOTAL
                                                       ---------       ---------      ---------       ---------       ---------
Interest income                                        $  77,883       $  80,442      $  85,334       $  85,237       $ 328,896
Interest expense                                          47,596          50,783         56,053          56,974         211,406
                                                       ---------       ---------      ---------       ---------       ---------
Net interest income                                       30,287          29,659         29,281          28,263         117,490
Provision for loan losses                                 10,787           4,533          6,696           7,116          29,132
                                                       ---------       ---------      ---------       ---------       ---------
Net interest income after provision for loan
losses                                                    19,500          25,126         22,585          21,147          88,358
                                                       ---------       ---------      ---------       ---------       ---------
Income before income taxes, minority interest
  Discontinued operations and extraordinary items          6,307           7,695          3,005           6,028          23,035
Provision for income taxes                                 3,430           2,998          2,107           4,827          13,362
Minority interest in income
  Of consolidated subsidiaries                             4,759           3,590          3,637           2,669          14,655
                                                       ---------       ---------      ---------       ---------       ---------
(Loss) income from continuing operations                  (1,882)          1,107         (2,739)         (1,468)         (4,982)
Income from discontinued operations                            0             259            165             245             669
Extraordinary item, net of taxes                           3,466               0          3,966             516           7,948
                                                       ---------       ---------      ---------       ---------       ---------
Net income                                             $   1,584       $   1,366      $   1,392       $    (707)      $   3,635
                                                       =========       =========      =========       =========       =========
Basic (loss) earnings  per share from
  continuing operations                                $   (0.24)      $    0.14      $   (0.34)      $   (0.18)      $   (0.63)
Basic earnings  per share from
  discontinued operations                                     --            0.03           0.02            0.03            0.09
Basic earnings from extraordinary items                     0.44              --           0.50            0.06            1.00
                                                       ---------       ---------      ---------       ---------       ---------
Basic earnings  per share                              $    0.20       $    0.17      $    0.18       $   (0.09)      $    0.46
                                                       =========       =========      =========       =========       =========

Diluted (loss) earnings  per share from
  continuing operations                                $   (0.22)      $    0.13      $   (0.32)      $   (0.17)      $   (0.58)
Diluted earnings  per share from
 discontinued operations                                      --            0.03           0.02            0.03            0.08
Diluted earnings from extraordinary items                   0.41              --           0.46            0.06            0.93
                                                       ---------       ---------      ---------       ---------       ---------
Diluted earnings  per share                            $    0.19       $    0.16      $    0.16       $   (0.08)      $    0.43
                                                       =========       =========      =========       =========       =========
Basic weighted average number of common
   shares outstanding                                      7,957           7,957          7,957           7,957           7,957
                                                       =========       =========      =========       =========       =========
Diluted weighted average number of common
  Shares outstanding                                       8,525           8,506          8,492           8,516           8,521
                                                       =========       =========      =========       =========       =========


In August 2000, BankAtlantic Bancorp, Inc. shareholders approved a corporate transaction in which each share of BBC's Class B Common Stock was converted into
 .0000002051 of a share of BBC's Class B Common Stock as the surviving corporation in the transaction which was structured as a merger. No fractional shares were issued. The corporate transaction resulted in the retirement of all publicly held BBC Class B Common Stock, leaving BFC Financial Corporation as the sole holder of BBC's Class B Common Stock. The Class B Common Stock represents 100% of the voting rights of BBC. As the sole holder of BBC Class B Common Stock BFC now controls greater than 50% of the vote of BBC and BBC is consolidated in the financial statements of BFC instead of carried on the equity basis.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Income from continuing operations during the first quarter was adversely affected by increased provision for loan losses resulting from historical loss experiences in small business and consumer loan portfolios. Income from continuing operations during the third quarter was affected by losses relating to Ryan Beck operations and compensation expense recognized in connection with the corporate transaction.

                                                   FIRST          SECOND         THIRD        FOURTH
                      1999                        QUARTER        QUARTER        QUARTER       QUARTER          TOTAL
                                                  --------       --------       --------      --------       --------
Interest income                                   $    169       $    111       $  1,058      $    191       $  1,529
Interest expense                                       361            365            407           480          1,613
                                                  --------       --------       --------      --------       --------
Net interest income (expense)                         (192)          (254)           651          (289)           (84)
Provision for loan losses                               75             75             75            75            300
                                                  --------       --------       --------      --------       --------
Net interest income after provision for loan
losses                                            $   (267)      $   (329)      $    576      $   (364)      $   (384)
                                                  --------       --------       --------      --------       --------
Income before income taxes,
   and extraordinary items                           3,296          2,958          4,409           771         11,434
Income from continuing operations                    1,920          1,943          2,795           593          7,251
Extraordinary items, net of taxes                       --             --            113            62            175
                                                  --------       --------       --------      --------       --------
Net income                                        $  1,920       $  1,943       $  2,908      $    655       $  7,426
                                                  ========       ========       ========      ========       ========
Basic earnings  per share from
  continuing operations                           $   0.24       $   0.24       $   0.35      $   0.07       $   0.91
Basic earnings from extraordinary items                 --             --           0.01          0.01           0.02
                                                  --------       --------       --------      --------       --------
Basic earnings  per share                         $   0.24       $   0.24       $   0.36      $   0.08       $   0.93
                                                  ========       ========       ========      ========       ========

Diluted earnings  per share from
  continuing operations                           $   0.22       $   0.22       $   0.32      $   0.07       $   0.82
Diluted earnings from extraordinary items               --             --           0.01          0.01           0.02
                                                  --------       --------       --------      --------       --------
Diluted earnings  per share                       $   0.22       $   0.22       $   0.33      $   0.08       $   0.84
                                                  ========       ========       ========      ========       ========

Basic weighted average number of common
   shares outstanding                                7,957          7,957          7,957         7,957          7,957
                                                  ========       ========       ========      ========       ========
Diluted weighted average number of common
  Shares outstanding                                 8,928          8,853          8,780         8,660          8,818
                                                  ========       ========       ========      ========       ========



The Company recognized net gains of approximately $250,000, $74,000 and $302,000 during the three month periods ended March 31, 1999, June 30, 1999 and December 31, 1999, respectively, from the sale of acres at the Center Port property to unaffiliated third parties.

During the three month period ended September 30, 1999, the Company sold the ownership interest in parcels of land occupied by two Toys R Us stores located in Springfield, Massachusetts and Aurora, Illinois for approximately $825,000. The Company recognized a net gain on this transaction of approximately $766,000.

During the quarter ended March 31, 1999, the Company received distributions of approximately $588,000 from a real estate limited partnership in which the Company holds an interest when the limited partnership sold 31 of 34 convenience stores that it owned. Also, during the quarter ended March 31, 1999, the Company received a distribution of approximately $263,000 from the liquidation of a retained interest relating to a parcel of real estate sold in 1996.

Operations during the quarters ended September 30, 1999 and December 31, 1999 included extraordinary gains, net of income taxes of approximately $292,000 and $62,000, respectively, due to settlement of litigation. Operations during the quarter ended September 30, 1999 included an extraordinary loss from extinguishments of debt, net of income taxes of approximately $179,000.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



20. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107") issued by the FASB.

Management has made estimates of fair value that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

The fair value of performing loans, except residential mortgage and adjustable rate loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of average maturity is based on historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for national historical prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs. For adjustable rate loans, the fair value is estimated at book value after adjusting for credit risk inherent in the loan. Interest rate risk for adjustable rate loans is considered insignificant since the majority of BankAtlantic's adjustable rate loans are based on prime rates or one year Constant Maturity Treasuries ("CMT") rates and adjust monthly or generally not greater than annually.

Fair values of non-performing loans are based on the assumption that non-performing loans are on a non-interest received status and are discounted at market rates during a 24 month work-out period. Assumptions regarding credit risk are determined using available market information and specific borrower information.

The book value of tax certificates approximates market value. Fair value of mortgage-backed and investment securities are estimated based on bid prices available from security dealers.

Under FAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, should be considered the same as book value. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates offered by BankAtlantic for similar remaining maturities.

The book value of securities sold under agreements to repurchase approximates fair value.

The fair value of advances from FHLB is based on discounted cash flows for comparable terms to maturity, interest rates and issuer credit standing.

The fair value of convertible subordinated debentures and guaranteed preferred beneficial interests in the BBC's junior subordinated debentures was based on quoted market prices on NASDAQ. The fair values of other subordinated debentures, notes payable and brokerage margin account were based on discounted value of contractual cash flows at a market discount rate.

'                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table presents information for the Company's financial instruments at December 31, 2000 and 1999 (in thousands):

                                                                       DECEMBER 31, 2000               DECEMBER 31, 1999
                                                                  --------------------------      --------------------------
                                                                   CARRYING          FAIR          CARRYING         FAIR
                                                                    AMOUNT           VALUE          AMOUNT          VALUE
                                                                  ----------      ----------      ----------      ----------
Financial assets:
  Cash and other short term investments                           $   88,609      $   88,609      $    1,545      $    1,545
  Investment in BBC (consolidated in 2000)                                --              --          73,764          59,215
  Securities available for sale                                      887,946         887,946             255             255
  Trading securities                                                  43,557          43,557              --              --
  Investment securities                                              383,619         387,971           8,408           8,408
  Loans receivable including loans held for sale, net              2,855,015       2,885,021           1,325           1,325
  Escrow for called debentures                                            --              --           2,659           2,659
Financial liabilities:
  Deposits                                                        $2,234,485      $2,185,471      $       --      $       --
  Securities sold under agreements to repurchase and federal
    funds purchased                                                  669,202         669,202              --              --
  Advances from FHLB                                               1,038,801       1,035,334
  Subordinated debentures and notes payable                          238,330         215,680          18,253          18,253
  Guaranteed preferred beneficial interests in BBC's
    junior subordinated debentures                                    74,750          54,194              --              --


The contract amount and related fees of BankAtlantic's commitments to extend credit, standby letters of credit, financial guarantees and forward FHLB commitments are not significant. (see Note 15 for the contractual amounts of BankAtlantic's financial instrument commitments)

DERIVATIVES

The primary derivatives utilized by BBC during the year ended December 31, 2000 were interest rate swaps and forward contracts. Interest rate swap agreements are contracts between two entities that typically involve the exchange of cash flows based on agreed-upon prices, rates and indices. Financial forward contracts are agreements to buy financial instruments at a predetermined future date and price.

BBC uses interest rate swap contracts to manage its interest rate risk. During the year ended December 31, 2000, BBC created fair value hedges by entering into various interest rate swap contracts to convert designated fixed rate time deposits to a one-month LIBOR interest rate. The interest rate swaps are accounted for as synthetic alterations. The net interest receivable or payable on the interest rate swap contracts was accrued and recognized as an adjustment to interest expense in the Company's Statement of Operations for the year ended December 31, 2000. Additionally, at December 28, 2000, BBC entered into interest rate swap contracts in order to create a cash flow hedge associated with future originations of money market deposit accounts.

The following table outlines the notional amount and fair value of BBC's interest rate swaps outstanding at December 31, 2000 (in thousands):

                                                                          PAYING         RECEIVING
                                            NOTIONAL                    INDEX/FIXED     INDEX/FIXED       TERMINATION
                                             AMOUNT      FAIR VALUE        AMOUNT          AMOUNT            DATE
                                          -----------   ----------      -----------   ---------------     ----------
Five year callable receive fixed swaps    $    30,000   $    1,660      3 mo. LIBOR      7.13%            01/16/2006
One year receive fixed swaps              $    75,000   $      278      1 mo. LIBOR      6.83%            04/28/2001
One year callable receive fixed swaps     $    30,000   $      111      1 mo. LIBOR      7.10%            07/08/2001
Two year callable receive fixed swaps     $   150,000   $    1,895      1 mo. LIBOR      7.05%            03/09/2002
Three year pay fixed swaps                $    30,000   $       47      5.82%            3 mo. LIBOR      12/28/2003


The method used to estimate the fair value of the interest rate swaps was discounted cash flows of the net change between the paying index and the receiving index.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During the year ended December 31, 2000, BBC entered into a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The underlying collateral is five year hybrid adjustable rate mortgage loans that will adjust annually after May 2005. The forward contract was held for trading purposes and recorded at fair value. Included in other assets in the Statement of Financial Condition at December 31, 2000 and gains on trading securities and securities available for sale in the Statement of Operations was a $316,000 unrealized gain associated with the above forward contract.

21. ACQUISITIONS

In December 1999, Levitt Corporation (formerly known as BankAtlantic Development Corporation) acquired Levitt and Sons. Levitt and Sons is primarily a home-builder and secondarily develops rental apartments exclusively in Florida. Levitt and Sons was acquired for $27.0 million in cash and assumed debt in an acquisition accounted for under the purchase method of accounting.

The fair value of assets acquired and liabilities assumed in connection with the acquisition of Levitt and Sons effective December 31, 1999 is as follows (in thousands):

                                                         LEVITT
                                                        --------
         Cash acquired                                  $  1,023
         Loans receivable, net                               548
         Loans receivable at BankAtlantic                (20,652)
         Real estate held for development and sale        73,908
         Investments in real estate joint ventures         3,005
         Deferred tax asset, net                           8,105
         Other assets                                        992
         Deposits at BankAtlantic                          4,430
         Notes payable                                   (30,405)
         Other liabilities                               (13,954)
                                                        --------
         Cash paid to shareholder                       $ 27,000
                                                        ========

Levitt funded the cash paid to Levitt and Sons' shareholder through BankAtlantic's capital contributions and a $15.0 million term loan from an unrelated financial institution that is secured by the stock of Levitt and Sons and restricts the payment of dividends from Levitt to BankAtlantic.

On June 28, 1999, Ryan Beck acquired the assets of Southeast Research Partners, Inc. for consideration consisting of 154,496 shares of restricted BBC Class A common stock and $875,000 of cash. The assets of Southeast Research Partners primarily consisted of fixed assets with a fair value of $160,000. The goodwill from the acquisition, approximately $1.7 million, is tax deductible and will be amortized over its estimated useful life of 15 years.

In June 2000 and 1999, pursuant to the February 1998 acquisition agreement under which Ryan Beck acquired Cumberland Advisors, BBC issued 55,239 and 40,968 shares of its Class A common stock and made a cash payment of $210,000 and $266,000, respectively, to the former Cumberland Advisors partners. Such additional consideration was paid under earn-out provisions in accordance with the acquisition agreement and was recorded as an adjustment to the purchase price of Cumberland Advisors. BBC Class A common stock is subject to restrictions prohibiting transfers for two years. The $2.6 million goodwill associated with the Cumberland entities is amortized on a straight line basis over 15 years.

Effective March 1, 1998, BBC acquired LTI, a company engaged in the equipment leasing and finance business, in exchange for 826,175 shares of BBC Class A common stock and $300,000 in cash in a merger accounted for under the purchase method of accounting. The $7.9 million of goodwill from the transaction is amortized over 25 years on a straight line basis. BBC Class A common stock received by the LTI shareholders was subject to restrictions prohibiting transfers for periods ranging from one to three years. Proforma information relating to LTI is not presented due to lack of significance.

On June 30, 1998 BBC acquired Ryan Beck through a merger in which all of Ryan Beck's outstanding shares of common stock were acquired in exchange for shares of BBC's Class A common stock in an acquisition accounted for under the purchase method of accounting. Ryan Beck is operated as an autonomous independent wholly owned subsidiary by

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Ryan Beck's management. The $22.5 million of goodwill associated with Ryan Beck acquisition is amortized on a straight line basis over 25 years.

22.  REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURES

Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                        DECEMBER 31,
                                                   ----------------------
                                                     2000          1999
                                                   --------      --------
         Land and land development costs           $ 87,989      $     --
         Construction costs                          15,254            --
         Other costs                                  4,775            --
         Equity investments in Joint Ventures         7,559            --
         Loans to joint ventures                     29,125            --
         Other                                        8,678         7,643
                                                   --------      --------
           Total                                   $153,380      $  7,643
                                                   ========      ========

BBC had commitments to loan an additional $17.2 million to joint ventures at December 31, 2000.

Levitt invests in various real estate joint ventures. These joint ventures are in various stages of development and required equity investments by Levitt at the inception of the project of 44.5% - 90% of the total venture equity with profit sharing of 40% - 50% in future years. Certain of the joint venture partners have not made substantive equity investments in the partnerships. Such lending activities have resulted in deferral of the recognition of interest income on the financing activity and/or the deferral of profit recognition from the joint venture. The less than 50% owned joint ventures are accounted for under the equity method of accounting and primarily develop residential and multifamily properties. Also, included in real estate held for development and sale and joint venture activities is BFC's properties - Burlington Manufacturers Outlet Center ("BMOC"), Center Port and 50% interest in Delray Industrial Park.

The gross margin from the sale of real estate was

                                              FOR THE YEARS ENDED DECEMBER 31,
                                           ------------------------------------
         (IN THOUSANDS)                      2000          1999          1998
                                           --------      --------      --------
         Sales of real estate              $107,393         3,488        11,706
         Cost of sales of real estate        83,809         2,097         8,525
                                           --------      --------      --------
           Gains on sales of real estate   $ 23,584         1,391         3,181
                                           --------      --------      --------

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Condensed Statement of Condition and Condensed Statement of Operations for joint ventures is as follows for December 31, 2000 (unaudited) (in thousands)

         Statement of Financial Condition as of December 31, 2000
         Real estate assets                                                      $50,455
         Other assets                                                              9,460
                                                                                 -------
            Total Assets                                                         $59,915
                                                                                 =======

         Due to BankAtlantic                                                      27,743
         Notes payable                                                             5,605
         Other liabilities                                                        11,444
                                                                                 -------
            Total Liabilities                                                     44,792

         Partners' capital                                                        15,123
                                                                                 -------
         Total Liabilities and Equity                                            $59,915
                                                                                 =======

         Statement of Operations for the year ended December 31, 2000
         Revenues                                                                $74,487
         Selling, general and administrative expenses                             68,055
                                                                                 -------
         Net income                                                              $ 6,432
                                                                                 =======
         Levitt's share of net income included in other non-interest income      $ 1,141
                                                                                 =======

23. RELATED PARTY TRANSACTIONS

The Company has a 49.5% interest and affiliates and third parties have a 50.5% interest in a limited partnership formed in 1979, for which the Company's Chairman serves as the individual General Partner. The partnership's primary asset is real estate subject to net lease agreements. The Company's cost for this investment, approximately $441,000, was written off in 1990 due to the bankruptcy of the entity leasing the real estate. During 1999, the Company received distributions of approximately $588,000 from the partnership due to the sale of 31 of 34 convenience stores that it owned. The $588,000 was included in earnings from real estate limited partnerships.

Included in other assets at December 31, 2000 and 1999 was approximately $557,000 and $152,000, respectively due from affiliates.

Alan B. Levan, President and Chairman of the Board of the Company also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. and BankAtlantic.

John E. Abdo, Vice Chairman of the Board of the Company also serves as Vice Chairman of the Board of Directors of BBC and BankAtlantic and is a director and President of Levitt Corporation, a wholly owned subsidiary of BankAtlantic.

Glen R. Gilbert, Executive Vice President of the Company also serves as a director and Executive Vice President of Levitt Corporation.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group share equally in profits after interest earned by the Company on advances made by the Company. The Company bears any risk of loss under the arrangement with the Abdo Group. Pursuant to this arrangement with the Abdo Group, in December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 2000, the 70 acres were sold to unaffiliated third parties for approximately $21.4 million and the Company recognized net gains from the sales of real estate of approximately $4.8 million. The Abdo Group's profit participation of approximately $3.4 million was included in cost of sales. In 2000, the Abdo Group received approximately $2.6 million for their real estate sales profit participation less other costs and expenses at the Center Port property.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During 1999 and 2000, the Company (not including BBC) acquired interests in unaffiliated technology entities. During 2000, the ownership in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these partnerships. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $11.5 million of capital was raised by these partnerships. Of that amount, BFC, BBC and the general partners retained ownership of approximately $3.0 million. In addition to the amount officers, directors and affiliates of the Company invested approximately $3.2 million in the partnerships. The limited partnerships' accounts are included in the consolidated financial statements of the Company.

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

The trustee for the escrow account with respect to the called debenture liability maintained such account at BankAtlantic. Pursuant to terms of escrow agreement, in January 2000, the amount remaining in escrow was released to the Company. The Company received approximately $2.5 million.

BBC is an investor in Seisint, Inc. ("Seisint"), of which Dale Renner, Director of BBC, is President. Seisint owns 848,364 shares of BBC's Class A stock. Both Alan B. Levan and John E. Abdo serve as directors of Seisint and each own direct and indirect interest in shares of Seisint Common Stock. BBC and its affiliates collectively own approximately 11% of Seisint's outstanding Common Stock. Seisint also serves as an Application Service Provider ("ASP") for BBC for one customer service information technology application. This ASP relationship is in the ordinary course of business, and fees aggregating $368,000 were paid to Seisint for its services.

During 1998, Levitt entered into an agreement with the Abdo Companies, a company in which John E. Abdo, Vice Chairman of the Company, is the principal shareholder and CEO, whereby the Abdo Companies receive monthly management fees from Levitt Corporation, plus 10% of the BankAtlantic share of the joint venture profits after a 15% return on equity, as defined, to be determined on a cumulative basis.

Related party transactions arise from transactions with affiliated entities. In addition to transactions described in notes elsewhere herein, a summary of originating related party transactions is as follows (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                              ------------------------
                                              2000      1999      1998
                                              ----      ----      ----

         Property management fee revenue      $ 14         7        10
                                              ====      ====      ====

         Abdo Companies management fees       $475        --        --
                                              ====      ====      ====

         Reimbursement revenue for
           administrative, accounting
           and legal services                 $ 42       167        52
                                              ====      ====      ====

24. SEGMENT REPORTING

Management reports the results of operations of the Company and its subsidiaries through seven operating segments. The operating segments are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Interest expense and certain revenue and expense items are allocated to the various segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net contribution for the operating segments may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management's view, likely not be impacted.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes the aggregation of the Company's operating segments into reportable segments:

REPORTABLE SEGMENT                          OPERATING SEGMENTS AGGREGATED
------------------                          -----------------------------

Capital Markets                     Investments, tax certificates, residential
                                    loan purchases, CRA lending and real estate capital services

Commercial Banking                  Commercial lending, syndications,
                                    international, lease finance and trade
                                    finance

Community Banking                   Indirect and direct consumer lending, small
                                    business lending and ATM operations

Levitt Corporation                  Levitt Corporation which includes Levitt and
                                    Sons, SLWHC, and real estate joint ventures.

Ryan, Beck                          Investment banking and brokerage operations

BBC Parent Company                  Costs of acquisitions, financing of
                                    acquisitions and equity investments

BFC Holding Company                 BFC's real estate owned which includes BMOC,
                                    Center Port and 50% interest in the Delray property. Loans receivables that relate to previously owned properties, other securities and investments and BFC's overhead and interest expense.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by real estate operations and investment banking operations which are recorded based upon the terms of the underlying loan agreements and are effectively eliminated in the interest expense and overhead.

Segment performance is evaluated based on net contribution after tax. The following table presents segment information for income (loss) from continuing operations for the three years ended December 31, 2000. Since, the Company acquired control of BBC voting rights in August 2000, the 1999 and 1998 table excludes BBC's segment performance on a consolidated basis. In 1999 and 1998, the Company's ownership position of approximately 31.3% in BBC was carried under the equity method.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              BANK OPERATIONS
                                              -----------------------------------------------
                                                Capital         Commercial        Community           Levitt
                                               Services           Banking          Banking          Corporation        Ryan Beck
                                              -----------       -----------       -----------       -----------       -----------
2000
Interest income                               $   178,229       $   116,196       $    33,238       $     2,264       $     2,151
Interest expense and overhead                    (145,565)          (68,030)          (20,229)           (1,315)             (551)
Provision for loan losses                            (449)          (15,866)          (12,817)               --                --
Non-interest income                                   731             2,359            11,693            29,670            52,133
Depreciation and
 Amortization                                      (1,870)              654              (239)              (78)           (1,677)
Segment profits and losses
 Before taxes                                      27,474            27,756            (9,595)           10,163             1,849
Provision (benefit)
  For income taxes                                  9,576             9,982            (3,626)            3,208               982
                                              -----------       -----------       -----------       -----------       -----------
Segment net income (loss)                     $    17,898       $    17,774       $    (5,969)      $     6,955       $       867
                                              ===========       ===========       ===========       ===========       ===========

Segment average assets                        $ 2,484,625       $ 1,173,581       $   350,973       $   157,090       $    43,890
                                              ===========       ===========       ===========       ===========       ===========
Equity method investments

 Included in total assets                     $        --       $        --       $        --       $     7,559       $        --
                                              ===========       ===========       ===========       ===========       ===========
Expenditures for  segment

  Assets                                      $        35       $        14       $       201       $        --       $       800
                                              ===========       ===========       ===========       ===========       ===========


                                       BBC              BFC
                                      Parent          Holding
                                     Company          Company            Total
                                   -----------       -----------       -----------
2000

Interest income                    $     1,206       $     1,005       $   334,289
Interest expense and overhead          (22,990)           (3,767)         (262,447)
Provision for loan losses                    0                 0           (29,132)
Non-interest income                      2,916            (1,907)           97,595
Depreciation and
 Amortization                           (2,946)             (556)           (6,712)
Segment profits and losses
 Before taxes                          (27,287)           (4,669)           25,691
Provision (benefit)
  For income taxes                      (7,534)            1,755            14,343
                                   -----------       -----------       -----------
Segment net income (loss)          $   (19,753)      $    (6,424)      $    11,348
                                   ===========       ===========       ===========

Segment average assets             $    88,844            37,654       $ 4,336,657
                                   ===========       ===========       ===========
Equity method investments

 Included in total assets          $     1,500                --       $     9,059
                                   ===========       ===========       ===========
Expenditures for  segment

  Assets                           $        --                --       $     1,050
                                   ===========       ===========       ===========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                       BFC HOLDING COMPANY
                                    -----------------------
                                       1999           1998
                                     SEGMENT        SEGMENT
                                      TOTAL          TOTAL
                                    --------       --------
Interest income                     $  1,529       $  1,336
Interest expense and overhead         (3,905)        (4,114)
Provision for loan losses               (300)            --
Non-interest income                   14,110          2,729
Depreciation and amortization           (509)          (562)
Segment profits and losses
 Before taxes                         11,434            (49)
Provision (benefit) for income
taxes                                  4,183           (368)
                                    --------       --------
Segment net income (loss)           $  7,251       $    319
                                    ========       ========

Segment average assets              $ 96,134       $ 96,331
                                    ========       ========
Equity method investments

 Included in total assets           $ 73,764       $ 74,565
                                    ========       ========

The differences between segment average assets, and consolidated average assets, and segment interest income and consolidated interest income and segment non-interest income and consolidated non-interest income are as follows:

                                                            DECEMBER 31,
                                             ------------------------------------------
AVERAGE ASSETS                                   2000            1999            1998
                                             ----------      ----------      ----------
Average  assets for reportable segments      $4,336,657      $   96,134      $   96,331
Average assets in overhead                       94,375              --              --
                                             ----------      ----------      ----------
Total average consolidated assets            $4,431,032      $   96,134      $   96,331
                                             ==========      ==========      ==========


                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000            1999           1998
                                                        ---------       ---------      ---------
NON-INTEREST INCOME
Total non-interest income for reportable segments       $  97,595       $  14,110      $   2,729
Items included in interest expense and overhead:
Transaction fee income                                     13,661              --             --
Gains on sales of property and equipment                      874              --             --
Other deposit related fees                                  2,127              --             --
                                                        ---------       ---------      ---------
Total consolidated non-interest income                  $ 114,257       $  14,110      $   2,729
                                                        =========       =========      =========

INTEREST INCOME
Total interest income for reportable segments           $ 334,289       $   1,529      $   1,336
Deferred interest income on real estate activities         (4,168)             --             --
Elimination entries                                        (1,225)             --             --
                                                        ---------       ---------      ---------
Total consolidated interest income                      $ 328,896       $   1,529      $   1,336
                                                        =========       =========      =========


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                         2000           1999           1998
                                                                       --------       --------       --------
SEGMENT PROFITS
Total segment profits (loss) before taxes for reportable segments      $ 25,691         11,434       $    (49)
Restructuring charges                                                    (2,656)            --             --
                                                                       --------       --------       --------
                                                                         23,035         11,434            (49)
                                                                       --------       --------       --------
Total provision for income taxes for reportable segments                 14,343          4,183           (368)
Provision for income taxes on restructuring charges                         981             --             --
                                                                       --------       --------       --------
Total consolidated provision for income taxes                            13,362          4,183           (368)
                                                                       --------       --------       --------
 Minority interest in income of consolidated subsidiaries                14,655             --             --
                                                                       --------       --------       --------
Total consolidated (loss) income from continuing operations            $ (4,982)         7,251       $    319
                                                                       --------       --------       --------

Depreciation and amortization consist of: depreciation on property and equipment, amortization of premiums and discounts on loans and investments, amortization of cost over fair value of net assets acquired, and amortization of the retention pool.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES

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

(a)-3    INDEX TO EXHIBITS

3.1 Articles of Incorporation, as amended and restated - See Exhibit 3.1 of Registrant's Registration Statement on Form 8-A filed October 16, 1997.

3.2 By-laws - See Exhibit 3.2 of Registrant's Registration Statement on Form 8-A filed October 16, 1997.

10.1 BFC Financial Corporation Stock Option Plan - See Exhibit A to Registrant's Definitive Proxy Statement filed September 24, 1997.

12.1     Statement re computation of ratios - Ratio of earnings to fixed charges
         - attached as Exhibit 12.1

21.1     Subsidiaries of the registrant:

=================================================================================================================================
                                                DATE OF          STATE OF
              SUBSIDIARY NAME                INCORPORATION     INCORPORATION                   BUSINESS PURPOSE
=================================================================================================================================
SUBSIDIARIES OF BFC FINANCIAL CORPORATION
=================================================================================================================================
BankAtlantic Bancorp, Inc.                     April 1994         Florida      Savings bank holding company.
Eden Services, Inc.                             May 1978          Florida      Real estate holding company.
U.S. Capital Securities, Inc.                  July 1980          Florida      Securities broker.
I.R.E. Realty Advisory Group, Inc.              May 1981          Florida      Holding company.
I.R.E. Real Estate Investments Series 2,     February 1991        Florida      Real estate owner and operator.
Inc.
I.R.E. Property Management, Inc.              August 1984         Florida      Manages commercial real estate.
I.R.E. Pension Advisors II, Corp.              July 1985          Florida      General partner of real estate limited
                                                                               partnership.
Center Port Development, Inc.                 December 1985       Florida      General partner of real estate limited
                                                                               partnership.
I.R.E. BMOC, Inc.                             February 1991       Florida      Real estate owner and operator.
I.R.E. BMOC II, Inc.                           March 1997         Florida      Real estate owner and operator.
BankAtlantic Financial Technology Venture    November 2000        Florida      General partner of technology limited
Partners, LLC                                                                  partnership.
N & N Partners, LLC                            July 2000          Florida      General partner of technology limited
                                                                               partnership.
nC Partners, LLC                               July 2000          Florida      General partner of technology limited
                                                                               partnership.
BankAtlantic Financial Ventures II, LLC        July 2000          Florida      General partner of technology limited
                                                                               partnership.


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES

=================================================================================================================================
                                                DATE OF          STATE OF
              SUBSIDIARY NAME                INCORPORATION     INCORPORATION                   BUSINESS PURPOSE
=================================================================================================================================
SUBSIDIARIES OF BANKATLANTIC BANCORP,  INC.
=================================================================================================================================
BankAtlantic, A Federal Savings Bank         February 1952    U.S. of America     A federal savings bank which provides
                                                                                  traditional
                                                                                    retail and commercial banking services.
ATM Services, Inc.                              May 1991          Florida         Inactive.
BBC Capital Trust 1                            March 1997        Delaware         A statutory business trust.
National Viatical Funding Corporation          June 1997          Florida         Inactive.
BankAtlantic Bancorp Partners, Inc.             May 1998          Florida         Inactive.
TSC Holding, Inc.                            November 1995        Florida         Invests in tax certificates.
Ryan Beck & Co., LLC.                        January 1965*      New Jersey        Investment bankers.
=================================================================================================================================
SUBSIDIARIES OF RYAN BECK & CO. LLC.
=================================================================================================================================
Ryan Beck Insurance Corp                       July 1988        New Jersey       Insurance services.
Ryan Beck Asset Sales, Inc.                  November 1988      New Jersey       Inactive.
Ryan Beck Financial Corp.                      March 1983       New Jersey       Broker/dealer.
Cumberland Advisors, Inc.                      July 1993           Maine         Money manager.
=================================================================================================================================
SUBSIDIARIES OF BANKATLANTIC, F.S.B.
=================================================================================================================================
Levitt Corporation                                1929            Florida         Real estate developer.
BANC Servicing Center, Inc.                  September 1995       Florida         Inactive.
BankAtlantic Factors, Inc.                    January 1997        Florida         Inactive.
BankAtlantic Holdings, Inc.                     May 1991          Nevada          Manages R.E.I.T.
BankAtlantic Leasing Inc.,
  A Florida Corp.                             August 1989         Florida        Inactive.
BankAtlantic Mortgage Corporation            December 1993        Florida        Inactive.
Fidelity Service Corporation                  October 1970        Florida        Inactive.
Gateway Center, Inc.                          January 1994        Florida        Inactive.
Hammock Homes, Incorporated                   October 1990        Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 1, Incorporated                    February 1991        Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 2, Incorporated                    February 1991        Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 3, Incorporated                    February 1991        Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 4, Incorporated                    February 1991        Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 7, Incorporated                       May 1991          Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 11, Incorporated                      May 1991          Florida        Invests in tax certificates.
BNA Mortgage Corporation                        May 1991          Florida        Inactive.
Heartwood 13, Incorporated                      May 1991          Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 14, Incorporated                      May 1991          Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 15, Incorporated                    January 1990        Florida        Invests in tax certificates.
Heartwood 16, Incorporated                     June 1992          Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES

=================================================================================================================================
                                                DATE OF          STATE OF
              SUBSIDIARY NAME                INCORPORATION     INCORPORATION                   BUSINESS PURPOSE
=================================================================================================================================
Heartwood 18, Incorporated                     June 1992          Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 19, Incorporated                     June 1992          Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 20, Incorporated                     June 1992          Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's tax lien acquisitions.
Heartwood 21, Incorporated                   February 1991        Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 87, Incorporated                     March 1987         Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 88, Incorporated                      May 1988          Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's tax lien acquisitions.
Heartwood 90, Incorporated                   November 1990        Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic' foreclosures.
Heartwood 91, Incorporated                    January 1991        Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 91-2, Incorporated                   July 1987          Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood Holdings,  Inc.                      July 1988          Florida        Real estate investment trust.
Leasing Technology, Inc. (LTI)                 July 1980          Florida        Lease financing of vehicles and equipment.
Professional Valuation Services, Inc.         October 1987        Florida        Receives commissions from a broker-dealer on
                                                                                   security sales at BankAtlantic branches.
BNA Management and Acquisition               February 1991        Florida        Inactive.
  Services, Inc.
Heartwood 91-1, Incorporated                 February 1986        Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 91-3, Incorporated                 December 1985        Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
Heartwood 91-4, Incorporated                  January 1986        Florida        Takes title, manages, and disposes of
                                                                                 BankAtlantic's foreclosures.
=================================================================================================================================
SUBSIDIARIES OF (LTI) LEASING TECHNOLOGY INC.
=================================================================================================================================
LTI Aviation Finance Corp.                    April 1997         Florida         Financing of aviation equipment
LTI Vehicle Finance Corp.                   December 1997        Florida         Financing of motor vehicles
LTI Vehicle Leasing Corp.                      May 1987          Florida         Leasing of motor vehicles
=================================================================================================================================
SUBSIDIARIES OF LEVITT CORPORATION
=================================================================================================================================
Levitt and Sons, Inc.                            1929           Maryland         Real estate holding company.
St. Lucie West Holding Corp.                   May 1996          Florida         Real estate holding company.
BankAtlantic Venture Partners 1, Inc.       December 1985        Florida         Invests in real estate joint ventures.
BankAtlantic Venture Partners 2, Inc.       December 1986        Florida         Invests in real estate joint ventures.
BankAtlantic Venture Partners 3, Inc.       December 1987        Florida         Invests in real estate joint ventures.
BankAtlantic Venture Partners 4, Inc.       December 1987        Florida         Invests in real estate joint ventures.
BankAtlantic Venture Partners 5, Inc.       December 1987        Florida         Invests in real estate joint ventures.
St. Lucie Farms, Inc.                         March 1998         Florida         Holds real estate.
BankAtlantic Venture Partners 7, Inc.          May 1998          Florida         Invests in real estate joint ventures.
BankAtlantic Venture Partners 8, Inc.          May 1998          Florida         Invests in real estate joint ventures.
BankAtlantic Venture Partners 9, Inc.          May 1998          Florida         Invests in real estate joint ventures.
BankAtlantic Venture Partners 10, Inc.         May 1998          Florida         Invests in real estate joint ventures.


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES

=================================================================================================================================
                                                DATE OF          STATE OF
              SUBSIDIARY NAME                INCORPORATION     INCORPORATION                   BUSINESS PURPOSE
=================================================================================================================================
BankAtlantic Venture Partners 11, Inc.        April 1999         Florida         Invests in real estate joint ventures.
BankAtlantic Venture Partners 12, Inc.        April 1999         Florida         Invests in real estate joint ventures.
BankAtlantic Venture Partners 13, Inc.        April 1999         Florida         Invests in real estate joint ventures.
BankAtlantic Venture Partners 14, Inc.        April 1999         Florida         Invests in real estate joint ventures.
BankAtlantic Venture Partners 15, Inc.        April 1999         Florida         Invests in real estate joint ventures.
=================================================================================================================================
SUBSIDIARIES OF LEVITT AND SONS, INC.
=================================================================================================================================
Hamshire Homes, LTD                            June 1986         Maryland        Holds real estate.
LD Corporation of Broward, Inc.                 May 1988          Florida        Inactive.
LD Financial Management, Inc.                 August 1996         Florida        Inactive.
Levitt at Amherst, Inc.                       October 1987        Florida        General partner in real estate development.
Levitt at Bear Lakes                         November 1992        Florida        Inactive.
Levitt at Huntington Lakes, Inc.              October 1994        Florida        Develops real estate.
Levitt at Twin Acres, Inc.                   December 1993        Florida        General partner in real estate development.
Levitt at Westchester West, Inc.             September 1988       Florida        General partner in real estate development.
Levitt at Westchester, Inc.                   October 1987        Florida        Inactive.
Levitt Care Corporation                       October 1988        Florida        General partner in real estate development.
Levitt Hagen Ranch, Inc.                       March 1998         Florida        General partner in real estate development.
Levitt Homes at Waters Edge, Inc.             August 1988        New York        Inactive.
Levitt Homes, Incorporated                   February 1976       Delaware        Develops real estate.
Levitt Industries, Inc.                       October 1979        Florida        Inactive.
Levitt Mortgage Corp.                        September 1960       Florida        Mortgage broker.
Levitt Property Management, Inc.             December 1985        Florida        Inactive.
Levitt Realty Services, Inc.                  October 1990        Florida        Real estate broker.
Levitt Springs, Inc.                           June 1990          Florida        General partner in real estate development.
Levitt & Sons, Incorporated                  December 1977       Delaware        Inactive.
LHBC Holdings, Inc.                           August 1996         Florida        Holding company.
LM Mortgage Corp.                              April 1999         Florida        Mortgage broker.
Levitt-Northpark Inc.                           May 1987          Florida        Inactive.
Levitt Construction Corp., East               October 1979        Florida        General contractor.
Lev-Brn, Inc.                                  July 1988          Florida        Inactive.
The Village at Emerald Lakes, Inc.             July 1990          Florida        Inactive.
UFC Title Insurance                          November 1984        Florida        Title agent.
Woodmere Homes, Inc.                         December 1988        Florida        Inactive.
Levitt Homes Bellaggio Partners, Inc.        December 1999        Florida         Develops and sells real estate.
===================================================================================================================================
SUBSIDIARIES OF ST. LUCIE WEST HOLDING CORP.
===================================================================================================================================
St. Lucie Farmers, Inc.                       October 1998        Florida        Holds real estate.
St. Lucie West Development Corp.                May 1996          Florida        Holds real estate.
St. Lucie West Realty, Inc.                       1986            Florida        Sale of real estate.
St. Lucie West Utilities, Inc.                 April 1986         Florida        Manages utilities.
Lake Charles Development Corp.                  May 1996          Florida        Develops real estate.


  * Original partnership founded in 1946.

23.1     Consent of KPMG LLP - Attached as Exhibit 23.1

(b)      REPORTS ON FORM 8-K

         None

(c)  Exhibits - See Item 14(a) - 3 above.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION
Registrant

By:  /s/ Alan B. Levan                                                                      March 23, 2001
     ----------------------------------------------
     ALAN B. LEVAN, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Alan B. Levan                                                                           March 23, 2001
-----------------------------------------------
ALAN B. LEVAN, Director and
   Principal Executive Officer


/s/ Glen R. Gilbert                                                                         March 23, 2001
-----------------------------------------------
GLEN R. GILBERT, Chief Financial Officer


 /s/ John E. Abdo                                                                           March 23, 2001
-----------------------------------------------
JOHN E. ABDO, Director


/s/ Earl Pertnoy                                                                            March 23, 2001
-----------------------------------------------
EARL PERTNOY, Director


/s/ Carl E.B. McKenry, Jr.                                                                  March 23, 2001
-----------------------------------------------
CARL E. B. McKENRY, JR., Director
