Form 10-Q
period 2001-03-31
BFC FINANCIAL CORP
filed 2001-05-15
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2001


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



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Financial Condition as of March 31, 2001 and December 31, 2000 - Unaudited

          Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 - Unaudited

          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three months ended March 31, 2001 and 2000 - Unaudited

          Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 - Unaudited

          Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
           Consolidated Statements of Financial Condition - Unaudited
                        (In thousands, except share data)

                                                                           March 31,       December 31,
                                                                              2001            2000
                                                                              ----            ----
                                     ASSETS
 Cash and due from depository institutions                                $  101,994      $   87,025
 Federal Funds sold and securities purchased under resell agreements           1,242           1,584
 Investment securities and tax certificates (approximate fair value:
     $369,309 and $387,971)                                                  363,782         383,619
 Loans receivable, net                                                     2,917,816       2,855,015
 Securities available for sale, at fair value                              1,007,839         887,946
 Trading securities, at fair value                                            36,126          43,557
 Accrued interest receivable                                                  43,195          44,046
 Real estate held for development and sale and joint ventures                163,415         153,380
 Office properties and equipment, net                                         60,482          59,961
 Federal Home Loan Bank stock, at cost which approximates fair value          52,690          51,940
 Deferred tax asset, net                                                        --             4,345
 Cost over fair value of net assets acquired, net                             48,857          49,882
 Other assets                                                                 31,576          32,654
                                                                          ----------      ----------
      Total assets                                                        $4,829,014      $4,654,954
                                                                          ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits                                                                 $2,380,721      $2,234,485
 Advances from FHLB                                                        1,028,803       1,038,801
 Federal Funds purchased                                                       8,500           9,700
 Securities sold under agreements to repurchase                              714,121         659,502
 Subordinated debentures, notes and bonds payable                            235,336         238,330
 Guaranteed preferred beneficial interests in BBC's Junior
   Subordinated Debentures                                                    74,750          74,750
 Deferred tax liability, net                                                   3,194            --
 Other liabilities                                                           125,327         132,523
                                                                          ----------      ----------
   Total liabilities                                                       4,570,752       4,388,091
                                                                          ----------      ----------

 Minority interest                                                           185,410         194,248

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                --              --
Class A common stock of $.01 par value, authorized 20,000,000
  shares; issued and outstanding 6,454,494 in 2001 and 2000                       58              58
Class B common stock, of $.01 par value; authorized 20,000,000
  shares; issued and outstanding 2,354,907 in 2001 and 2000                       21              21
Additional paid-in capital                                                    25,773          25,788
Retained earnings                                                             44,076          41,721
                                                                          ----------      ----------
  Total stockholders' equity before
    accumulated other comprehensive income                                    69,928          67,588

Accumulated other comprehensive income                                         2,924           5,027
                                                                          ----------      ----------
  Total stockholders' equity                                                  72,852          72,615
                                                                          ----------      ----------

 Total liabilities and stockholders' equity                               $4,829,014      $4,654,954
                                                                          ==========      ==========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
                      (In thousands, except per share data)

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                              ---------------
                                                                             2001        2000
Interest income:                                                             ----        ----
Interest and fees on loans and leases                                      $ 63,904    $ 59,734
Interest and dividends on securities available for sale                      13,409      13,688
Interest and dividends on other investments and trading securities            9,036       4,461
                                                                           --------    --------
Total interest income                                                        86,349      77,883
                                                                           --------    --------
Interest expense:
Interest on deposits                                                         24,444      19,838
Interest on advances from FHLB                                               14,701      15,848
Interest on securities sold under agreements to repurchase and
  federal funds purchased                                                     9,632       6,582
Interest on subordinated debentures, guaranteed preferred interest in
  BBC's Junior Subordinated Debentures and notes and bonds payable            7,695       7,013
Capitalized interest on real estate developments and joint ventures          (1,571)     (1,685)
                                                                           --------    --------
Total interest expense                                                       54,901      47,596
                                                                           --------    --------
Net interest income                                                          31,448      30,287
Provision for loan losses                                                     2,761      10,787
                                                                           --------    --------
Net interest income after provision for loan losses                          28,687      19,500
Non-interest income:
Investment banking income                                                     8,853      13,200
Transaction fees                                                              3,880       3,251
Gains on sales of real estate held for sale and joint venture activities      7,894       3,417
ATM fees                                                                      2,652       2,515
Loan late fees and other loan income                                            909       1,038
Gains on loans held for sale, net                                                13          78
Gains on trading securities and securities available for sale, net              135          50
Other                                                                         2,629       5,860
                                                                           --------    --------
Total non-interest income                                                    26,965      29,409
                                                                           --------    --------
Non-interest expense:
Employee compensation and benefits                                           24,135      22,378
Occupancy and equipment                                                       6,923       6,508
Advertising and promotion                                                     1,512       1,466
Amortization of cost over fair value of net assets acquired                   1,025       1,016
Other                                                                        10,362      11,234
                                                                           --------    --------
Total non-interest expense                                                   43,957      42,602
Income before income taxes, minority interest, extraordinary item
   and cumulative effect of a change in accounting principle                 11,695       6,307
Provision for income taxes                                                    5,509       3,430
Minority interest in income of consolidated subsidiaries                      4,969       4,759
                                                                           --------    --------
Income (loss) before extraordinary item and cumulative effect
  of a change in accounting principle                                         1,217      (1,882)
Extraordinary item, net of taxes                                               --         3,466
Cumulative effect of a change in accounting principle, net of tax             1,138        --
                                                                           --------    --------
Net income                                                                 $  2,355    $  1,584
                                                                           ========    ========

Basic earnings (loss) per share before extraordinary item and
  cumulative effect of a change in accounting principle                    $   0.15    $  (0.24)
Basic earnings per share from extraordinary item                               --          0.44
Basic earnings per share from cumulative effect of a change
  in accounting principle                                                      0.14        --
                                                                           --------    --------
Basic earnings per share                                                   $   0.29    $   0.20
                                                                           ========    ========

Diluted earnings (loss) per share before extraordinary item and
  cumulative effect of a change in accounting principle                    $   0.14    $  (0.22)
Diluted earnings per share from extraordinary item                             --          0.41
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                                      0.13        --
                                                                           --------    --------
Diluted earnings per share                                                 $   0.27    $   0.19
                                                                           ========    ========

Basic weighted average number of common shares outstanding                    7,957       7,957
                                                                           ========    ========
Diluted weighted average number of common and common
  equivalent shares outstanding                                               8,552       8,525
                                                                           ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
               Consolidated Statements of Stockholders' Equity and
                    Comprehensive Income (Loss) - Unaudited
               For the three months ended March 31, 2000 and 2001
                                 (in thousands)

                                                                                                       Accumulated
                                                                                                           Other
                                        Compre-       Class A     Class B     Additional                Comprehensive
                                        hensive        Common      Common       Paid-in      Retained      Income
                                         income         Stock       Stock       Capital      Earnings       (loss)        Total
                                         ------         -----       -----       -------      --------       ------        -----
Balance, December 31, 1999                           $     58           21        25,890       38,086       (5,090)       58,965
 Net income                            $  1,584          --           --            --          1,584         --           1,584
                                       --------
 Other comprehensive income,
   net of tax:
   Unrealized gains on securities
    available for sale                      708
    Reclassification adjustment
     for net gains included
     in net income                         (167)
                                       --------
 Other comprehensive income                 541
                                       --------
Comprehensive income                   $  2,125
                                       ========
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                   --            --           (368)         --           --           (368)
Net change in unrealized
 depreciation on securities
 available for sale-net of
 deferred  income taxes                                  --           --            --           --            541           541
                                                     --------     --------      --------     --------     --------      --------
Balance, March 31, 2000                              $     58           21        25,522       39,670       (4,549)       60,722
                                                     ========     ========      ========     ========     ========      ========

Balance, December 31, 2000                           $     58           21        25,788       41,721        5,027        72,615
 Net income                            $  2,355          --           --            --          2,355         --           2,355
                                       --------
 Other comprehensive income,
   net of tax:
   Unrealized losses on securities
    available for sale                   (2,081)
    Reclassification adjustment
     for gains  included
     in net income                          (22)
                                       --------
 Other comprehensive loss                (2,103)
                                       --------
Comprehensive income                   $    252
                                       ========
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                   --            --            (15)         --           --            (15)
Net change in unrealized
 appreciation on securities
 available for sale-net of
 deferred  income taxes                                  --           --            --           --         (2,103)       (2,103)
                                                     --------     --------      --------     --------     --------      --------
Balance, March 31, 2001                              $     58           21        25,773       44,076        2,924        72,852
                                                     ========     ========      ========     ========     ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                                         For the Three Months
                                                                            Ended March 31,
                                                                            ---------------
                                                                           2001         2000
                                                                           ----         ----
 Operating activities:
 Income (loss) before extraordinary item and cumulative effect of
   a change in accounting principle                                     $   1,217    $  (1,882)
 Extraordinary item, net of tax                                              --          3,466
 Cumulative effect of a change in accounting principle, net of tax          1,138         --
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
 Provision for credit losses on loans, REO and tax certificates             3,197       11,012
 Change in real estate inventory                                           (3,855)       5,091
 Minority interest in income of consolidated subsidiaries                   4,969        4,759
 Equity in joint venture (earnings) losses                                   (740)         284
 Loans held for sale activity, net                                         (5,067)     (87,394)
 Proceeds from sales of loans classified as held for sale                   6,182       14,590
 Gains on securities activities, net                                         (135)         (50)
 Gains on sales of property and equipment                                    (386)        (182)
 Depreciation, amortization and accretion, net                              2,021        2,882
 Amortization of cost over fair value of net assets acquired                1,025        1,016
 Decrease in deferred tax asset, net                                        4,379          400
 Trading activities, net                                                    7,431       15,172
 Decrease (increase) in accrued interest receivable                           851       (1,158)
 Decrease in other assets                                                    (336)      (1,208)
 (Decrease) increase in other liabilities                                  (7,125)       3,937
                                                                        ---------    ---------
  Net cash provided by (used in) operating activities                      14,766      (29,265)
                                                                        ---------    ---------
  Investing activities:
 Proceeds from redemption and maturities of investment
   securities and tax certificates                                         52,659       13,723
 Purchase of investment securities and tax certificates                   (33,060)     (32,233)
 Purchases of securities available for sale                              (163,580)     (75,073)
 Proceeds from sales and maturities of securities available for sale       29,909       51,546
 Proceeds from sales of FHLB stock                                           --          5,700
 FHLB stock acquired                                                         (750)      (6,450)
 Purchases and net (originations) collections of loans and leases         (68,509)       4,037
 Proceeds from sales of real estate owned                                   2,188        1,382
 Net additions to office property and equipment                            (1,856)      (1,989)
 Investment in and advances to joint ventures, net                         (5,587)      (2,607)
                                                                         ---------    ---------
 Net cash used in investing activities                                   (188,586)     (41,964)
                                                                         ---------    ---------
 Financing activities:
 Net increase in deposits                                                 146,236      151,817
 Repayments of FHLB advances                                             (239,998)    (290,000)
 Proceeds from FHLB advances                                              230,000      335,002
 Net increase (decrease) in securities sold under agreements
   to repurchase                                                           54,619      (94,635)
 Net decrease in federal funds purchased                                   (1,200)      (1,900)
 Repayment of notes and bonds payable                                     (18,657)      (8,894)
 Proceeds from notes and bonds payable                                     15,663       22,446
 Minority interest capital contributions                                    2,240         --
 BBC issuance of common stock upon exercise of stock options                  135          401
 Retirement of subordinated debentures                                       --        (25,000)
 Payments to acquire and retire BBC common stock                             --         (3,264)
 BBC common stock dividends paid to non-BFC shareholders                     (591)        (636)
                                                                         ---------    ---------
 Net cash provided by financing activities                                188,447       85,337
                                                                         ---------    ---------
 Increase in cash and cash equivalents                                     14,627       14,108
 Cash and cash equivalents at beginning of period                          88,609        1,545
 Cash and cash equivalents at beginning of period
   resulting from consolidation of BBC                                       --         90,383
                                                                         ---------    ---------
 Cash and cash equivalents at end of period                             $ 103,236    $ 106,036
                                                                         =========    =========

Supplementary disclosure of non-cash investing
 and financing activities:
Interest paid                                                           $  54,816    $  47,859
Income taxes paid                                                              75        2,039
Loans transferred to real estate owned                                      1,216        1,627
Loan charge-offs                                                            2,633        7,587
Tax certificate net chargeoffs                                                 61           56
Increase in minority interest equity for the tax effect related
  to the exercise of employee stock options                                    30           88
Change in net unrealized (depreciation) appreciation  on
  securities available for sale                                           (14,636)       5,226
Change in deferred taxes on net unrealized appreciation
   on securities available for sale                                         3,160        2,380
Change in minority interest  from net unrealized (depreciation)
  appreciation on securities available for sale,
   less related deferred income taxes                                     (15,697)       2,295
Change in stockholders' equity resulting from the Company's
 proportionate share of non-wholly owned subsidiaries net unrealized
 (depreciation) appreciation on securities available for sale,
 less related deferred income taxes                                        (2,099)         551
Change in stockholders' equity resulting from the Company's
 net unrealized (depreciation) on securities available for sale                (4)         (10)
Net (loss) gain effect of BBC capital transactions,
 less related deferred income taxes                                           (15)        (368)
Reduction in BBC minority interest from the retirement of
  restricted stock                                                           --         (3,187)
Increase in other liabilities from the retirement of restricted stock        --          3,187
Transfer from escrow accounts to reflect payments on
 subordinated debentures                                                       28           58


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.  Presentation of Interim Financial Statements

BFC Financial Corporation and its subsidiaries, identified herein as the "Company" and "BFC", is a unitary savings bank holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC is also a diversified financial unitary savings bank holding company that owns 100% of BankAtlantic, a Federal Savings Bank ("BankAtlantic") and its subsidiaries, including Levitt Corporation ("Levitt") and its subsidiaries and 100% of Ryan Beck & Co., LLC ("Ryan Beck") and its subsidiaries.

In August 2000, BBC shareholders approved a corporate transaction that resulted in the retirement of all publicly held BBC Class B Common Stock, other than the Class B Common Stock held by BFC. As a consequence, BFC is now the sole holder of the Class B Common Stock which represents 100% of the voting rights of BBC. Because BFC controls greater than 50% of the voting rights of BBC, BBC commencing in 2000 has been consolidated in the Company's financial statements instead of carried on the equity basis. Accordingly, the 2000 consolidated financial statements have been restated to include BBC's accounts.

In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at March 31, 2001 and December 31, 2000, the consolidated results of operations for the three months ended March 31, 2001 and 2000, the consolidated stockholders' equity and comprehensive income (loss) for the three months ended March 31, 2001 and 2000 and the consolidated cash flows for the three months ended March 31, 2001 and 2000. Such adjustments consisted only of normal recurring items except for the cumulative effect of a change in accounting principle and an extraordinary item discussed in Note 9 and Note 3, respectively. The accompanying unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


2.  Investment in BBC and BBC's Equtiy Transactions

At March 31, 2001, the Company owned 8,296,891 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock representing 35.9% of all outstanding BBC Common Stock. At March 31, 2001, the Company's ownership of BBC Class A and Class B Common Stock was approximately 26.1% and 100%, respectively.

The following are equity transactions of BBC that impact or could impact the Company's ownership percentage of BBC.

In April 2001, BBC's Class B shareholder approved the BankAtlantic Bancorp 2001 Stock Option Plan which provides for the grant of incentive and non-qualifying stock options for up to an aggregate of 1,500,000 shares of BBC Class A Common Stock. The Board of Directors of BBC approved the stock option plan effective January 2, 2001.

As a result of BBC's corporate transaction effected in August 2000 which resulted in the redemption and cancellation of all publicly held shares of BBC's Class B Common Stock, the 4,876,124 shares of BBC's Class B Common Stock owned by BFC were converted into one share of BBC Class B Common Stock. As provided in the BBC's Articles of Incorporation, the one share of BBC Class B Common Stock owned by BFC after the transaction continued to have the economic equivalence of 4,876,124 shares of BBC Class A Common Stock. In order to more clearly reflect the equity interest of the one share of BBC Class B Common Stock as compared to the outstanding BBC Class A Common Stock, BBC's Board on April 16, 2001 approved a four million eight hundred seventy-six thousand one hundred twenty-four to one (4,876,124:1) forward stock split of BBC Class B Common Stock. With BFC's approval, this stock split was implemented on April 18, 2001. As a result of the stock split, BFC holds 4,876,124 shares of BBC Class B Common Stock, with each share of BBC Class B Common Stock having an identical economic interest as one share of BBC Class A Common Stock. The stock split had no impact on the equity interest in BBC of any shareholder.

In January 2001 the Board of Directors of BBC granted, pursuant to the BankAtlantic Bancorp 2001 Stock Option Plan, 548,875 incentive and non-qualifying stock options to acquire BBC Class A Common Stock. The options vest in five years and expire ten years after the grant date except for BBC's Director stock options which vest immediately. All BBC stock options were issued with an exercise price equal to the fair market value of the common stock at the date of grant ($3.875) except for incentive options issued to beneficial owners which were issued at 110% of fair market value ($4.26).

The following table sets forth the activity of all outstanding options issued under BBC stock option plans:

                                                         Class A
                                                         -------
              Outstanding at December 31, 2000         5,490,386
              Exercised                                  (38,517)
              Granted                                    548,875
              Canceled                                   (83,585)
                                                      ----------
              Outstanding at March 31, 2001            5,917,159
                                                      ==========
              Exercisable at March 31, 2001            2,175,020
                                                      ==========
Exercise price per share outstanding                 $2.26 - $12.23
                                                     ==============


3.  Extraordinary Item

In February 2000, BBC repurchased $25 million in aggregate principal amount of BBC's 5-5/8% Debentures and recognized a $3.5 million (net of income tax) extraordinary gain upon the retirement of the Debentures.


4. Trading Securities

The Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the three months ended March 31, 2001, Ryan Beck realized net revenues from principal transactions of $4.5 million included in investment banking income compared to net revenues of $5.0 million during the same 2000 period. Furthermore, included in other liabilities at March 31, 2001 and December 31, 2000 was $14.2 million and $12.0 million, respectively, of securities sold and not yet purchased, relating to Ryan Beck trading activities.

BBC's trading securities consisted of the following (in thousands):

                                              March 31,     December 31,
                                                2001           2000
                                                ----           ----
           States and municipalities           $ 3,497        $11,731
           Corporations                            544            227
           U.S. Government and agencies         25,161         24,476
           Corporate equities                    4,082          3,401
           Certificates of deposit               2,842          3,722
                                               -------        -------
                                               $36,126        $43,557
                                               =======        =======

5.  Loans Held for Sale

In the past, BBC originated and purchased residential loans for portfolio and for sale. Currently, the majority of residential loans originated are CRA loans held for sale and the majority of residential loans purchased are retained in BBC's portfolio. During June 2000, BBC discontinued their commercial non-mortgage syndication lending activities and transferred the entire portfolio to loans held for sale

BBC's loans held for sale consisted of the following (in thousands):

                                             March 31,     December 31,
                                               2001           2000
                                               ----           ----
           Residential                        $ 1,607        $  --
           Commercial syndication              75,805         80,016
                                              -------        -------
             Total loans held for sale        $77,412        $80,016
                                              =======        =======

In February 2001, BFC originated several loans to officers and directors for a total of approximately $1.2 million. The loans have an interest rate at prime plus 1% and are due in February 2006.

6.  Real Estate Held for Development and Sale and Joint Venture Activities

Real estate held for development and sale and joint venture activities consists of the combined activities of St. Lucie West Holding Corporation ("SLWHC") and Levitt and Sons, Inc. ("Levitt and Sons") as well as Levitt Corporation's joint venture activities. SLWHC is the developer of the master planned community of St. Lucie West in St. Lucie County Florida. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. Also included in real estate held for development and sale and joint venture activities are BFC's properties - Burlington Manufacturers Outlet Center ("BMOC"), Center Port and 50% interest in Delray Industrial Park. In March 2001, the Company's 50% ownership interest in Delray Industrial Park was sold and the Company recognized a net gain of approximately $1.3 million.

Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                 March 31,     December 31,
                                                    2001            2000
                                                    ----            ----
      Land and land development costs             $ 88,789        $ 87,989
      Construction costs                            18,305          15,254
      Other costs                                    6,953           4,775
      Equity investments in joint ventures           5,683           7,559
      Loans to joint ventures                       34,943          29,125
      Other                                          8,742           8,678
                                                  --------        --------
                                                  $163,415        $153,380
                                                  ========        ========

The components of gains on sales of real estate held for sale and joint venture activities were as follows (in thousands):

                                                  For the Three Months
                                                     Ended March 31,
                                                     ---------------
                                                  2001            2000
                                                  ----            ----
       Sales of real estate                     $ 25,897        $ 25,291
       Cost of sales                              18,743          21,590
                                                --------        --------
       Gains on sales of real estate               7,154           3,701
       Gains (losses) on joint venture
         activities                                  740            (284)
                                                --------        --------
       Gains on sales of real estate
         held for sale and joint venture
         activities                             $  7,894        $  3,417
                                                ========        ========


7.  Comprehensive Income

The components of other comprehensive income relate to the net unrealized appreciation on securities available for sale, net of income taxes, and the Company's proportionate share of non wholly-owned subsidiaries' net unrealized appreciation on securities available for sale, net of income taxes. The income tax provision relating to the Company's proportionate share of comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the three months ended March 31, 2001 and 2000 was $12,000 and $86,000, respectively.


8.  Restructuring Charge

During December 2000, BankAtlantic adopted a plan to terminate its ATM relationships with Wal*Mart and K-Mart. The above relationships did not meet BankAtlantic's strategic goals.

The table below summarizes amounts paid associated with the restructuring liability included in other liabilities during the three months ended March 31, 2001 (in thousands).

                                          Initial     Amount paid     Ending
  Type of restructuring charge            Amount     during period    Balance
  ----------------------------            ------     -------------    -------
  Lease contract termination costs        $1,768        $ (856)        $  912
  De-installation costs                      305           (12)           293
  Other                                       74          --               74
                                          ------        ------         ------
    Total restructuring charge            $2,147        $ (868)        $1,279
                                          ======        ======         ======

During the three months ended March 31, 2001 there were no adjustments to the restructuring liability. The restructuring of BankAtlantic's ATM network is anticipated to be completed during the fourth quarter of 2001.


9.   Derivatives

The Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on January 1, 2001. At the adoption date, the Company recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value resulting in a $1.1 million gain associated with the cumulative effect of a change in accounting principle, net of tax at BBC.

The derivatives utilized by BBC during the three months ended March 31, 2001 were interest rate swaps and forward contracts. BBC used interest rate swap contracts to manage interest rate risk. BBC entered into interest rate swaps to reduce its interest rate risk associated with its deposits accounts. The forward contracts were held for trading purposes.

The following table outlines the notional amount and fair value of BBC's derivatives outstanding at March 31, 2001: (in thousands)

                                                                                      Paying           Receiving
                                                   Notional                         Index/Fixed       Index/Fixed  Termination
                                                    Amount        Fair Value          Amount            Amount          Date
                                                    ------        ----------          ------            ------          ----
     Five year callable receive fixed swaps        $ 30,000        $      0         3 mo. LIBOR            7.13%     1/16/2006
     One year receive fixed swaps                  $ 75,000        $     81         1 mo. LIBOR            6.83%     4/28/2001
     One year callable receive fixed swaps         $ 30,000        $    165         1 mo. LIBOR            7.10%     7/8/2001
     Two year callable receive fixed swaps         $150,000        $  3,163         1 mo. LIBOR            7.05%     3/9/2002
     Three year pay fixed swaps                    $ 75,000        $ (1,505)               5.82%     3 mo. LIBOR     8/30/2004
                                                   ========        ========         ===========      ===========     =========
Forward contract to purchase
  Adjustable rate mortgages                        $210,200        $    513
                                                   ========        ========

10.   Segment Reporting

Management reports the results of operations of the Company and its subsidiaries through seven operating segments. The operating segments are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Interest expense and certain revenue and expense items are allocated to the various segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net contribution for the operating segments may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in the segments would, in management's view, likely not be impacted.

The following summarizes the aggregation of the Company's operating segments into reportable segments:

Reportable Segment                        Operating Segments Aggregated
------------------                        -----------------------------

Capital Markets                         Investments, tax certificates,
                                        residential loan purchases, CRA lending
                                        and real estate capital services.

Commercial Banking                      Commercial lending, syndications,
                                        international, lease finance and trade
                                        finance.

Community Banking                       Indirect and direct consumer lending,
                                        small business lending and ATM
                                        operations.

Levitt Corporation                      Levitt Corporation which includes Levitt
                                        and Sons, SLWHC, and real estate joint
                                        ventures.

Ryan Beck                               Investment banking and brokerage
                                        operations.

BBC Parent Company                      Costs  of  acquisitions,   financing  of
                                        acquisitions, contribution of capital to subsidiaries and equity investments at
                                        BBC.

BFC Holding Company                     BFC's real estate  owned which  includes
                                        BMOC,  Center  Port and 50%  interest in
                                        the Delray  property.  Non-wholly  owned
                                        subsidiaries     venture     partnership
                                        investments  and other  accounts.  Loans
                                        receivables  that  relate to  previously
                                        owned  properties,  other securities and
                                        investments   and  BFC's   overhead  and
                                        interest expense.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by real estate operations and investment banking operations which are recorded based upon the terms of the underlying loan agreements and are effectively eliminated in the interest expense and overhead allocations.

The Company evaluates segment performance based on net income after tax. The table below is segment information for income before extraordinary item and the cumulative effect of a change in accounting principle for the three months ended March 31, 2001 and 2000:

                                          Bank Operations
                             ------------------------------------------
                              Capital     Commercial    Community           Levitt
(in thousands)                Markets       Banking        Banking       Corporation
                             ----------- -------------- ---------------  -------------
First Quarter 2001
Interest income               $    46,619    $    31,975    $     7,597    $       451
Interest expense and
 overhead                         (35,645)       (19,193)        (4,702)           (90)
Provision for loan losses            (163)        (4,246)         1,648              0
Non-interest income                   122            727          2,757          7,296
Segment profits and
 losses before taxes                8,780          7,967          1,440          1,551
Provision for income taxes          3,302          2,996            542            423
                              -----------    -----------    -----------    -----------
Segment net income (loss) $         5,478    $     4,971    $       898    $     1,128
                              ===========    ===========    ===========    ===========

Segment average assets        $ 2,593,231    $ 1,257,364    $   405,159    $   165,759
                              ===========    ===========    ===========    ===========

                                                BBC           BFC
                                   Ryan        Parent       Holding       Segment
(in thousands)                     Beck       Company       Company        Total
                                -----------  -----------   -----------  ------------
First Quarter 2001
Interest income               $       576    $        43    $        97    $    87,358
Interest expense and
 overhead                            (103)        (5,616)        (1,077)       (66,426)
Provision for loan losses               0              0              0         (2,761)
Non-interest income                 9,133            322          1,651         22,008
Segment profits and
 losses before taxes               (1,838)        (6,869)           664         11,695
Provision for income taxes           (653)        (2,404)         1,303          5,509
                              -----------    -----------    -----------    -----------
Segment net income (loss) $   $    (1,185)   $    (4,465)   $      (639)   $     6,186
                              ===========    ===========    ===========    ===========

Segment average assets        $    59,822    $    79,526    $    47,429    $ 4,608,290
                              ===========    ===========    ===========    ===========

                                          Bank Operations
                             ------------------------------------------
                              Capital     Commercial    Community           Levitt
(in thousands)                Markets       Banking        Banking       Corporation
                             ----------- -------------- ---------------  -------------
First Quarter 2000
Interest income               $    43,363    $    24,795    $     8,769    $       521
Interest expense and
 overhead                         (34,311)       (13,831)        (4,887)          (240)
Provision for loan losses            (143)          (661)        (9,983)             0
Non-interest income                    57            622          2,875          7,415
Segment profits and
 losses before taxes                7,884          9,454         (8,188)         3,385
Provision for income taxes          2,953          3,541         (3,066)         1,259
                              -----------    -----------    -----------    -----------
Segment net income (loss) $         4,931    $     5,913    $    (5,122)   $     2,126
                              ===========    ===========    ===========    ===========

Segment average assets        $ 2,474,134    $   996,617    $   414,052    $   153,664
                              ===========    ===========    ===========    ===========

                                                BBC           BFC
                                   Ryan        Parent       Holding       Segment
(in thousands)                     Beck       Company       Company        Total
                                -----------  -----------   -----------  ------------
First Quarter 2000
Interest income               $       481    $       540    $       659    $    79,128
Interest expense and
 overhead                            (208)        (5,422)        (1,125)       (60,024)
Provision for loan losses               0              0              0        (10,787)
Non-interest income                13,455             12            660         25,096
Segment profits and
 losses before taxes                  (77)        (6,345)           194          6,307
Provision for income taxes            (33)        (2,222)           998          3,430
                              -----------    -----------    -----------    -----------
Segment net income (loss) $   $       (44)   $    (4,123)   $      (804)   $     2,877
                              ===========    ===========    ===========    ===========

Segment average assets        $    38,151    $    73,375    $    23,020    $ 4,173,013
                              ===========    ===========    ===========    ===========

The difference between total segment average assets and consolidated average assets, segment non-interest income and total consolidated non-interest income, segment interest income and total consolidated interest income, segment profits and consolidated net income (loss) before extraordinary item and cumulative effect of a change in accounting principle are as follows (in thousands):

                                                     For the Three Months Ended
                                                              March 31,
                                                              ---------
Average Assets                                            2001           2000
--------------                                            ----           ----
Average assets for reportable segments               $ 4,608,290      4,173,013
Average assets in overhead                               138,067        123,337
                                                     -----------    -----------
Total average consolidated assets                    $ 4,746,357      4,296,350
                                                     ===========    ===========
Non-interest income
Total non-interest income for reportable segments    $    22,008         25,096
Items included in interest expense and overhead:
  Transaction fee income                                   3,880          3,251
  Gains on sales of property and equipment                   386            182
  Other deposit related fees                                 691            880
                                                     -----------    -----------
Total consolidated non-interest income               $    26,965         29,409
                                                     ===========    ===========
Interest income
Total interest income for reportable segments        $    87,358         79,128
Deferred interest income on real estate activities          (834)        (1,036)
Elimination entries                                         (175)          (209)
                                                     -----------    -----------
Total consolidated interest income                   $    86,349         77,883
                                                     ===========    ===========

Segment Profits
Total segment profits (loss) after taxes for
  reportable segments                                $     6,186          2,877
Minority interest in income of consolidated
  subsidiaries                                             4,969          4,759
                                                     -----------    -----------
Total consolidated income (loss) before
 extraordinary item and cumulative effect
 of a change in accounting principle                 $     1,217         (1,882)
                                                     ===========    ===========

11.    Earnings (Loss) Per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2001 and 2000 (in thousands, except per share data):

                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                    2001     2000
                                                                    ----     ----
Basic Numerator:
Income (loss) before extraordinary item and cumulative
  effect of a change in accounting principle                        $1,217   (1,882)
Income from extraordinary item, net of taxes                          --      3,466
Cumulative effect of a change in accounting principle, net of tax    1,138     --
                                                                    ------   ------
Net income                                                          $2,355    1,584
                                                                    ======   ======

Basic Denominator
Weighted average shares outstanding                                  7,957    7,957
                                                                    ======   ======

Basic earnings (loss) before extraordinary item and
 cumulative effect of a change in accounting principle              $ 0.15    (0.24)
Basic earnings per share from extraordinary item                      --       0.44
Cumulative effect of a change in accounting principle                 0.14     --
                                                                    ------   ------
Basic earnings per share                                            $ 0.29     0.20
                                                                    ======   ======

Diluted Numerator:
Income (loss) before extraordinary item and cumulative
  effect of a change in accounting principle                        $1,217   (1,882)
Income from extraordinary item, net of taxes                          --      3,466
Cumulative effect of a change in accounting principle, net of tax    1,138     --
                                                                    ------   ------
Net income                                                          $2,355    1,584
                                                                    ======   ======

Diluted Denominator
Basic weighted average shares outstanding                            7,957    7,957
Options                                                                595      568
                                                                    ------   ------
Diluted weighted average shares outstanding                          8,552    8,525
                                                                    ======   ======

Diluted earnings (loss) before extraordinary item and
 cumulative effect of a change in accounting principle              $ 0.14    (0.22)
Diluted earnings per share from extraordinary item                    --       0.41
Cumulative effect of a change in accounting principle                 0.13     --
                                                                    ------   ------
Diluted earnings per share                                          $ 0.27     0.19
                                                                    ======   ======

The Company has two classes of common stock outstanding. The two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

12.  Reclassifications

Certain amounts for prior period have been reclassified to conform with the statement presentation for the 2001 period.

                   BFC Financial Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company that owns approximately 26.1% and 100%, respectively of the outstanding BankAtlantic Bancorp, Inc. ("BBC") Class A and Class B Common Stock. BBC is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic") by virtue of its ownership of 100% of the outstanding BankAtlantic common stock. In August 2000, BBC shareholders approved a corporate transaction that resulted in the retirement of all publicly held BBC Class B Common Stock, other than the Class B Common Stock held by BFC. As a consequence, BFC is the sole holder of the Class B Common Stock which represents 100% of the voting rights of BBC. Because BFC controls greater than 50% of the vote of BBC, commencing in 2000 BBC has been consolidated in the Company's financial statements instead of carried on the equity basis.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on expectations of BFC and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with: the impact and effects of increased leverage at BBC and BFC; economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and the related sufficiency of BankAtlantic's allowance for loan losses, changes in interest rates and economic policies; the success of technological, strategic and business initiatives; the profitability of its banking and non-banking initiatives; risks associated with the value of the Company's equity investments; and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control.

Results of Operations (in thousands):

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                         ---------------
                                                                       2001       2000
                                                                       ----       ----
Total interest income                                                 $86,349    $77,883
Total interest expense                                                 54,901     47,596
                                                                      -------    -------
Net interest income                                                    31,448     30,287
Provision for loan losses                                               2,761     10,787

Gains on trading securities and securities available for sale, net        135         50
Other non-interest income                                              26,830     29,359
Total non-interest expense                                             43,957     42,602
                                                                      -------    -------
Income before income taxes, minority interest, extraordinary item
   and cumulative effect of a change in accounting principle           11,695      6,307
Provision for income taxes                                              5,509      3,430
Minority interest in income of consolidated subsidiaries                4,969      4,759
                                                                      -------    -------
Income (loss) before extraordinary item and cumulative effect
  of a change in accounting principle                                   1,217     (1,882)
Extraordinary item, net of taxes                                         --        3,466
Cumulative effect of a change in accounting principle, net of tax       1,138       --
                                                                      -------    -------
                                                                      $ 2,355    $ 1,584
                                                                      =======    =======

For the Three Months Ended March 31, 2001 Compared to the Same 2000 Period:

OVERVIEW

Income before income taxes, minority interest, extraordinary item and cumulative effect of a change in accounting principle increased 85% from 2000. This improvement resulted primarily from a substantial reduction in BBC's provision for loan losses and secondarily from an increase in net interest income. A $1.1 million gain, net of tax was recognized during the 2001 period from the cumulative effect of a change in accounting principle related to the implementation of Financial Accounting Standard Number 133, "Accounting for Derivative Instruments and Hedging Activities". During the 2000 period a $3.5 million extraordinary gain, net of tax was recognized, resulting from the repurchase of BBC's 5-5/8% Debentures at a discount.

Net interest income increased by 3.8% from 2000. The improvement resulted from an increase in average earning assets partially offset by a narrowing of the net interest margin. The earning asset growth was primarily related to growth in the commercial real estate loan portfolio and secondarily in higher securities average balances.

The provision for loan loss decreased $8.0 million for the period. The large provision for loan losses during the March 2000 quarter reflected losses experienced in BankAtlantic's small business and indirect consumer lending portfolios. During the first quarter of 2001, the losses in these portfolios significantly declined resulting in a corresponding reduction in the provision for loan losses.

Non-interest income declined by 8.3% from the 2000 quarter. The decline in non-interest income primarily resulted from lower investment banking revenues and a one-time $3.9 million gain from the sale of a utility expansion receivable during 2000 which did not recur in 2001. The above declines in non-interest income were partially offset by higher transaction account fee income, a gain on the sale of a branch facility and a net gain of approximately $1.3 million from the sale of BFC's ownership interest in Delray Industrial Park.

Non-interest expense increased by 3.2% from 2000. The increase primarily resulted from higher compensation expense associated with additions to BBC's senior management team as well as increased salaries and employee benefits due to a highly competitive local labor market.

RESULTS OF OPERATIONS

Net interest income

                                                                          For the Three Months
                                                                            Ended March 31,
                                                                            ---------------
(in thousands)                                                             2001          2000        Change
                                                                         --------      --------      --------
Interest and fees on loans and leases                                    $ 63,904      $ 59,734         4,170
Interest and dividends on securities available for sale                    13,409        13,688          (279)
Interest and dividends on other investments and trading securities          9,036         4,461         4,575
Interest on deposits                                                      (24,444)      (19,838)       (4,606)
Interest on advances from FHLB                                            (14,701)      (15,848)        1,147
Interest on securities sold under agreements to repurchase and
  federal funds purchased                                                  (9,632)       (6,582)       (3,050)
Interest on subordinated debentures, guaranteed preferred interest in
  BBC's Junior Subordinated Debentures and notes and bonds payable         (7,695)       (7,013)         (682)
Capitalized interest on real estate developments and joint ventures         1,571         1,685          (114)
                                                                         --------      --------      --------
                                                                           31,448        30,287         1,161
                                                                         ========      ========      ========
Net interest margin                                                          2.91%         3.12%         (.21)%
                                                                         ========      ========      ========

First quarter this year versus the same quarter last year:

Net interest income increased by 3.8% from 2000. The increase was due to higher interest income in BBC's loan portfolio and BBC's investments held to maturity portfolio. The additional interest income in BBC's loan portfolio primarily resulted from growth in its commercial real estate loans. The additional interest income in BBC's securities held to maturity portfolio primarily resulted from the purchase of adjustable rate mortgage-backed securities. The growth in BBC's loan and securities portfolio average balances was partially offset by the narrowing of the net interest margin resulting primarily from the rising interest rate environment during 2000.

The net interest margin declined by 21 basis points from 2000. The reduced margin primarily resulted from rates on interest bearing liabilities increasing faster than yields on interest earning assets. Rate increases on interest-bearing liabilities were due to higher rates paid on deposit products, notes payable and short term borrowings as well as additional subordinated investment note borrowings by BBC at higher rates than traditional borrowings. Proceeds from subordinated investment notes were used to fund the retirement of all publicly held BBC Class B Common Stock and to retire a portion of BBC's 5-5/8% convertible debentures.

Provision for Loan Losses

                                                     For the Three Months Ended
(in thousands)                                               March 31,
                                                             ---------
                                                        2001             2000
                                                        ----             ----
Balance, beginning of period                          $ 48,072         $ 45,522
Charge-offs:
  Commercial business loans                                  0              (24)
  Small business - real estate                             (68)             (18)
  Small business - nonmortgage                          (1,344)          (3,131)
  Lease financing                                       (1,985)            (520)
  Consumer loan - indirect                              (1,023)          (3,369)
  Consumer loans - direct                                 (377)          (1,494)
  Residential real estate loans                           (152)            (100)
                                                      --------         --------
                                                        (4,949)          (8,656)
                                                      --------         --------
Recoveries:
  Small business - real estate                              21                0
  Small business - nonmortgage                             876              113
  Lease financing                                          284               54
  Commercial business loans                                211               14
  Commercial real estate loans                               0                2
  Residential real estate loans                             65                1
  Consumer loans - indirect                                768              698
  Consumer loans - direct                                   91              187
                                                      --------         --------
                                                         2,316            1,069
                                                      --------         --------
Net charge-offs                                         (2,633)          (7,587)
Provision for loan losses                                2,761           10,787
                                                      --------         --------
Balance, end of period                                $ 48,200         $ 48,722
                                                      ========         ========

The provision for loan losses declined significantly during the three months ended March 31, 2001 compared to the same 2000 period. The large 2000 provision for loan losses reflected losses experienced in BankAtlantic's small business and indirect consumer loan portfolio. During 2000, BankAtlantic significantly reduced the origination of small business loans and modified the underwriting process. BankAtlantic discontinued the origination of indirect consumer loans in December 1998. During 2000, the majority of BankAtlantic's charge-offs were from small business and indirect consumer loans. During 2001, charge-offs from these portfolios were significantly reduced due to declining portfolio balances and a modified underwriting process on new originations. The improved loan loss experiences in the portfolios were partially offset by additional reserves required for BankAtlantic syndication and lease financing portfolios. The increased provision for loan losses associated with syndication loans related to an increase in BankAtlantic's general reserves for syndication loans based on evaluation of the aggregate portfolio. The additional reserves allocated to lease financing resulted from higher than anticipated loss experiences as well as adverse delinquency and industry trends associated with the portfolio.

At the indicated dates, BankAtlantic's non-performing assets and potential problem loans were (in thousands):

                                                        March 31,  December 31,
                                                          2001        2000
                                                          ----        ----
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates                                         $ 2,481     $ 2,491
Loans and leases                                          18,287      18,106
                                                         -------     -------
  Total nonaccrual                                        20,768      20,597
                                                         -------     -------
Repossessed assets:
Real estate owned, net of allowance                        2,827       2,562
Vehicles and equipment                                     2,892       3,679
                                                         -------     -------
  Total repossessed assets                                 5,719       6,241
                                                         -------     -------
Total nonperforming assets                               $26,487     $26,838
                                                         =======     =======

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more                   $    46     $ 7,086
Performing impaired loans net of specific allowance       37,287      15,001
Restructured loans                                             0           0
Delinquent residential loans purchased                     4,902       5,389
                                                         -------     -------
Total potential problem loans                            $42,235     $27,476
                                                         =======     =======

BankAtlantic's nonperforming assets were slightly lower at March 31, 2001 compared to December 31, 2000. Nonaccrual and repossessed assets remained at December 2000 levels. BankAtlantic experienced declines in nonaccrual residential and consumer loans which were offset by increases in nonaccrual leases. The improvement in vehicle and equipment repossessed assets reflects declines in repossessed equipment and vehicles obtained from lease financing activities.

The significant increase in potential problem loan balances primarily resulted from the impairment of syndication loans during the March 2001 quarter with an aggregate loan balance of $22.5 million. The decline in loans contractually past due 90 days or more from the December 31, 2000 balance reflects one loan that was repaid in February 2001. The decline in delinquent residential loans purchased reflected either a negotiated payoff or foreclosure and sale of the collateral.

Non-Interest Income

                                                 For the Three Months
                                                   Ended March 31,
                                                   ---------------
                                                   2001       2000     Change
                                                   ----       ----     ------
(in thousands)
BANKING OPERATIONS
Loan late fees and other loan income              $   909    $ 1,038    $  (129)
Gains on sales of loans held for sale, net             13         78        (65)
Gains on trading and available for sale
  securities, net                                     135         50         85
Transaction fees                                    3,880      3,251        629
ATM fees                                            2,652      2,515        137
Other                                               1,296        947        349
                                                  -------    -------    -------
    Non-interest income                             8,885      7,879      1,006
                                                  -------    -------    -------
LEVITT OPERATIONS
Gains on sales of real estate held for
  development and sale and joint
  venture activities                                6,570      3,111      3,459
Other                                                 726      4,304     (3,578)
                                                  -------    -------    -------
    Non-interest income                             7,296      7,415       (119)
                                                  -------    -------    -------
RYAN BECK OPERATIONS
Principal transactions                              4,470      4,958       (488)
Investment banking                                    960      2,007     (1,047)
Commissions                                         3,423      6,235     (2,812)
Other                                                 280        255         25
                                                  -------    -------    -------

    Non-interest income                             9,133     13,455     (4,322)
                                                  -------    -------    -------

BFC HOLDING COMPANY OPERATIONS
Gain on sales of real estate held
 for development and sale
 and joint venture activities                       1,324        306      1,018
Other                                                 327        354        (27)
                                                  -------    -------    -------
    Non-interest income                             1,651        660        991
                                                  -------    -------    -------
Total non-interest income                         $26,965    $29,409    $(2,444)
                                                  =======    =======    =======

Non-Interest Income - Banking Operations

Loan late fees and other loan income declined by 12% from 2000. The decline primarily resulted from lower prepayment penalties on commercial real estate loans and lower late fees earned on consumer and residential loans.

During the three months ended March 31, 2001 BBC sold $6.2 million of loans held for sale for a $13,000 gain. During the three months ended March 31, 2000 BBC sold $14.3 million of loans held for sale for a $242,000 gain. Included in gains on sales of loans held for sale during the 2000 quarter was a $164,000 write down associated with loans held for sale.

Gains on trading and available for sale securities, net during the three months ended March 31, 2001 consisted of the sale of a $1.0 million mutual fund investment for a $322,000 gain, a $221,000 writedown associated with a limited partnership investment and a $34,000 unrealized gain on derivative instruments. The partnership writedown was due to an other-than-temporary decline in one equity investment held by the limited partnership.

During the three months ended March 31, 2000 BBC sold $317,000 of securities available for sale for a gain of $793,000, recognized a writedown on marketable equity securities available for sale of $781,000 and realized $38,000 of gains on trading activities. BankAtlantic's trading activities were discontinued during 2000.

During the 2001 period transaction fee income increased by 19% from the comparable 2000 period. The improvement in fee income primarily resulted from an increase in fees earned on transaction account overdrafts.

During the 2001 period ATM fee income increased by 5% compared to the same 2000 period. The increase resulted from a renegotiated profit sharing agreement at certain ATM locations.

Other income increased by 37% from 2000. The increase primarily resulted from the sale of a branch facility for a $386,000 gain and higher other revenues from tax certificates and leasing operations. During the three months ended March 31, 2000, BBC sold a parcel of land for a $182,000 gain.

Non-Interest Income - Levitt Operations

Gains on sales of real estate held for sale represented the net profits on sales of real estate by Levitt and Sons and SLWHC as well as our equity in earnings from real estate joint venture activities. During the first quarter of 2001, Levitt and Sons sold real estate inventory for a net gain of $4.0 million, SLWHC sold developed land for a net gain of $1.5 million and we realized $740,000 of earnings from joint venture activities. During the three months ended March 31, 2000 Levitt and Sons sold real estate inventory for a net gain of $2.4 million, SLWHC sold developed land for a net gain of $1.2 million and we incurred a $284,000 loss from joint venture activities.

During the first quarter of 2001 other income declined significantly from the comparable 2000 period. Included in other income during the March 2000 period was a one-time $3.9 million gain associated with a sale of a utility expansion receivable to a public municipality.

Non-Interest Income - Ryan Beck Operations

Ryan Beck's revenues in the three major categories of fee income declined during the 2001 quarter compared to the same 2000 period. Principal transactions, investment banking and commission revenues declined by 10%, 52% and 45%, respectively, from the corresponding 2000 period. The substantial reduction in revenues was attributed to the overall erosion of the stock market from its highs set during the first quarter of 2000. The principal transaction revenue decline reflected a 43% reduction in equity trading revenues partially offset by an increase in fixed income transaction revenues. This increase was related to revenues from a newly developed certificate of deposit and government agency department.

Non-Interest Income - BFC Holding Company Operations

Gain on sales of real estate in 2001 reflected the sale of BFC's ownership interest in Delray Industrial Park and the 2000 net gain reflected the sale of two buildings at the Center Port property.

Non-Interest Expenses

                                                For the Three Months
                                                   Ended March 31,
                                                   ---------------
                                                 2001        2000      Change
                                                 ----        ----      ------
(in thousands)
BANKING OPERATIONS
Employee compensation and benefits              $13,187     $10,885     $ 2,302
Occupancy and equipment                           6,019       5,601         418
Advertising and promotion                           587         581           6
Amortization of cost over fair value
 of net assets acquired                             708         708           0
Other                                             5,255       5,314         (59)
                                                -------     -------     -------
  Non-interest expense                           25,756      23,089       2,667
                                                -------     -------     -------
LEVITT OPERATIONS
Employee compensation and benefits                2,136       1,325         811
Advertising and promotion                           800         613         187
Other                                             2,374       2,366           8
                                                -------     -------     -------
  Non-interest expense                            5,310       4,304       1,006
                                                -------     -------     -------
RYAN BECK OPERATIONS
Employee compensation and benefits                8,276       9,844      (1,568)
Occupancy and equipment                             864         899         (35)
Advertising and promotion                           125         272        (147)
Amortization of cost over fair value
 of net assets acquired                             317         308           9
Other                                             2,545       3,185        (640)
                                                -------     -------     -------
  Non-interest expense                           12,127      14,508      (2,381)
                                                -------     -------     -------
BFC HOLDING COMPANY OPERATIONS
Employee compensation and benefits                  536         324         212
Occupancy and equipment                              40           8          32
Other                                               188         369        (181)
                                                -------     -------     -------
  Non-interest expense                              764         701          63
                                                -------     -------     -------
Total  non-interest expenses                    $43,957     $42,602     $ 1,355
                                                =======     =======     =======


Non-Interest Expenses - Banking Operations

Compensation expenses increased 21% from the comparable 2000 period. Due to competitive local labor market conditions, compensation of existing employees and related health insurance benefits were substantially increased. BankAtlantic also strengthened its senior management team and hired information system personnel to upgrade their technology infrastructure and to implement BankAtlantic's internet banking activities.

Occupancy and equipment expenses increased 7% from the comparable 2000 period. The increase was primarily due to additional data processing fees and higher depreciation expense. The increase in data processing fees was associated with additional charges from BankAtlantic's service bureau due to loan and deposit growth. The increase in depreciation expense related to upgrades in technology infrastructure.

Non-Interest Expenses - Levitt Operations

The increase in compensation and benefits resulted from the expansion of Levitt and Sons activities. The number of Levitt Corporation employees increased from 145 at March 31, 2000 to 200 at March 31, 2001. Levitt and Sons began several new development projects during 2000 and the first quarter of 2001. This expansion also resulted in an increase in advertising and promotion expense.

Non-Interest Expenses - Ryan Beck Operations

The decline in employee compensation and benefits was primarily due to lower commission expenses associated with the significant declines in Ryan Beck revenues discussed above.

The decline in other expenses related to lower floor brokerage and clearing fees attributed to a significant reduction in commission revenues as well as the effects of lower clearing costs in the second quarter of 2000.

Non-Interest Expenses - BFC Holding Company Operations

The increase in employee compensation and benefits was primarily due to bonuses in 2001 and the decrease in other was primarily due to a decrease in legal and professional fees associated with litigation in 2000.

Segment Reporting

The table below provides segment information for income before minority interest in income of consolidated subsidiaries, extraordinary item and the cumulative effect of a change in accounting principle for the three months ended March 31, 2001 and 2000 (in thousands):

                                       For the Three Months Ended
                                               March 31,
                                               ---------
                                           2001          2000
                SEGMENT NET INCOME         ----          ----
                Capital markets           $ 5,478       $ 4,931
                Commercial banking          4,971         5,913
                Community banking             898        (5,122)
                Levitt Corporation          1,128         2,126
                Ryan Beck                  (1,185)          (44)
                BBC Parent Company         (4,465)       (4,123)
                BFC Holding Company          (639)         (804)
                                          -------       -------
                  Segment net income      $ 6,186       $ 2,877
                                          =======       =======

Capital Markets

Segment net income increased by 11% from the comparable 2000 quarter. The improvement reflected additional interest income resulting from growth in average earning assets. The increase in average earning assets reflected the purchase of mortgage-backed securities and tax certificate acquisitions. The higher interest expense and overhead resulted from an increase in allocated overhead due to higher average segment assets.

Commercial Banking

Segment net income declined by 16% from the comparable 2000 quarter. The decline primarily resulted from an increase in the provision for loan losses associated with the lease finance portfolio and secondarily higher interest expense and overhead. The higher interest expense and overhead resulted from an increase in allocated overhead due to higher average segment assets balances. The reductions in segment net income were partially offset by additional interest income from higher commercial real estate average balances due to loan originations and purchases.

Community Banking

Segment net income increased by $6.0 million from the comparable 2000 quarter. The improvement primarily resulted from a significantly lower provision for loan losses. This improvement reflects declining small business and consumer indirect loan average balances and management's belief that substantial progress has been made in improving the credit quality of the loan portfolio in this segment. Also contributing to the improvement in segment net income was additional interest income earned from higher average loan balances primarily relating to the origination of home equity loans.

Levitt Corporation

Segment net income from the operations of Levitt Corporation declined by 47% from the comparable 2000 quarter. The lower segment net income resulted from a one-time $3.9 million gain in 2000 associated with the sale of a utility expansion receivable to a public municipality. Revenues from Levitt Corporation's sales of real estate and joint venture activities increased from $3.1 million for the three months ended March 31, 2000 to $6.6 million during the comparable 2001 period.

Ryan Beck

During the three months ended March 31, 2001 the Ryan Beck segment posted a $1.2 million loss compared to a slight loss during the same 2000 period. The segment loss was attributed to lower revenues from Ryan Beck's three major revenues sources: investment banking, principal transactions and commissions. The substantial decline in revenues resulted from the overall erosion of the stock market from its highs set in the first quarter of 2000. The decline in this segment's net income was partially offset by lower compensation and clearing expenses.

BBC Parent Company

The parent company loss increased by $341,000 during the first quarter of 2001 compared to the same 2000 period. The increase primarily resulted from lower interest income due to the repayment of an inter-company $10 million note receivable along with higher interest expense associated with the issuance of investment notes during 2000.

BFC Holding Company

BFC holding company loss decreased by $165,000 during the quarter ended March 31, 2001 as compared to the same 2000 period. The decrease in loss primarily resulted from the sale of the ownership interest in Delray during 2001, offset by a decrease in interest income on advances due from affiliates and an increase in employee compensation.


Financial Condition

The Company's total assets at March 31, 2001 were $4.8 billion compared to $4.7 billion at December 31, 2000. The increase in total assets was primarily associated with BBC and was the result of increased:

     1) loans receivable, net primarily from the origination and purchase of commercial real estate loans,
     2) securities available for sale resulting from the purchase of US government securities and adjustable rate mortgage backed securities,
     3) real estate held for development and sale and joint venture activities due to an increase in Levitt and Sons real estate inventory, and
     4) cash and due from depository institutions due to higher in-transit cash letter balances.

The above increases in total assets were partially offset by decreased:

     1) investment securities and tax certificates resulting from redemptions and maturities,
     2)   trading securities related to Ryan Beck's operations, and
     3) deferred tax asset, net primarily due to appreciation of securities available for sale.

The Company's total liabilities at March 31, 2001 were $4.6 billion compared to $4.4 billion at December 31, 2000. The increase in total liabilities was primarily associated with BBC and was the result of increased:

     1) deposit balances reflecting an increase in time deposits and savings accounts,
     2) securities sold under agreements to repurchase which were used to fund growth in loans receivable and securities available for sale, and
     3) deferred tax liability, net primarily due to the appreciation of securities available for sale.

The above increases in total liabilities were partially offset by decreased:

     1)   advances from FHLB due to maturities, and
     2) other liabilities resulting from lower due from clearing agent balances.

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. The Company's primary market risk is interest rate risk and its secondary market risk is equity price risk. BFC's primary market risk, without consideration of BBC, is equity price risk relating to its equity investments.

Interest Rate Risk

The majority of BBC's assets and liabilities are monetary in nature subjecting BBC to significant interest rate risk which would arise if the relative values of each of its assets and liabilities changed in conjunction with a general rise or decline in interest rates. BBC has developed a model using standard industry software to quantify their interest rate risk. A sensitivity analysis was performed measuring their potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 2001 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were:

          o    Loan portfolio,
          o    Debt securities available for sale,
          o    Investment securities,
          o    FHLB stock,
          o    Federal Funds sold,
          o    Government securities,
          o    Deposits
          o    Advances from FHLB,
          o    Securities sold under agreements to repurchase,
          o    Federal Funds purchased,
          o    Notes and Bonds payable
          o    Subordinated Debentures,
          o    Trust Preferred Securities,
          o    Forward contracts,
          o    Interest rate swaps, and
          o    Off-balance sheet loan commitments.

The model calculates the net potential gains and losses in net portfolio fair value by:

        (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at March 31, 2001,
        (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and
        (iii) the difference between the fair value calculated in (i) and (ii) is the potential gain or loss in net portfolio fair values.

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

Presented below is an analysis of BBC's interest rate risk at March 31, 2001 as calculated utilizing BBC's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                     Net
                                  Portfolio
              Changes               Value               Dollar
               in Rate             Amount               Change
               -------             ------               ------
                                     (dollars in thousands)
              +200 bp          $      315,688      $      (49,616)
              +100 bp          $      349,900      $      (15,404)
                 0             $      365,304      $             0
              -100 bp          $      363,466      $       (1,838)
              -200 bp          $      339,192      $      (26,112)

Certain assumptions in assessing the interest rate risk were utilized in preparing the preceding table. These assumptions include:

     o    Loan prepayment rates,
     o    Deposit decay rates,
     o Market values of certain assets under the representative interest rate scenarios, and
     o    Repricing of certain deposits and borrowings

It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that BBC's assets and liabilities would be impacted as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory or reactive measures which we may take in the future.

Equity Price Risk

The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of our securities sold not yet purchased, trading and available for sale securities at March 31, 2001 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands).

                            Available     Securities
   Percent      Trading     for Sale       Sold Not
  Change in    Securities   Securities        Yet        Dollar
  Fair Value   Fair Value   Fair Value     Purchased     Change
                                           Fair Value
  ----------   ----------   ----------     ---------     ---------
      20 %     $ 43,351      $ 54,958      $ 17,000      $  19,218
      10 %     $ 39,739      $ 50,377      $ 15,584      $   9,609
      0  %     $ 36,126      $ 45,798      $ 14,167      $       0
     (10)%     $ 32,513      $ 41,218      $ 12,750      $  (9,609)
     (20)%     $ 28,901      $ 36,638      $ 11,334      $ (19,218)

Excluded from the above table is $28.8 million of investments in private companies for which no current market exists. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk.

Ryan Beck is a market maker in equity securities which could result, from time to time, in Ryan Beck holding securities during declining markets.


BFC's Liquidity and Capital Resources

The primary sources of funds to the Company (without consideration of BBC's liquidity and capital resources which except as noted, are not available to BFC) for the three months ended March 31, 2001 were dividends from BBC, increase in borrowings, funds received from the sale of the Company's ownership interest in Delray Industrial Park, revenues from property operations and principal reduction on loan receivables. These funds were primarily utilized to invest in equity securities, reduce mortgage payable and other borrowings and to fund operating expenses and general and administrative expenses. BFC has an $8.0 million revolving line of credit that can be utilized for specific purposes, as defined. At March 31, 2001, approximately $3.48 million was available under this facility.

During 1999 and 2000, the Company (without consideration of BBC) acquired interests in unaffiliated technology entities. During 2000, the ownership in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the managing general partners of these partnerships. Interests in such partnerships were sold in 2000 and 2001 to accredited investors, including affiliates, in private offerings. During 2000 and 2001, approximately $17.5 million of capital was raised by these partnerships. Of that amount, BFC, BBC and the general partners retained ownership of approximately $6.9 million. In addition to that amount, officers, directors and affiliates of the Company invested approximately $4.5 million in the partnerships. BFC loaned officers and directors approximately $1.2 million, at prime plus 1% and a maturity of February 2006, to make such investments. It is anticipated that the Company may form additional partnerships in the future to invest in the technology sector. The Company also holds direct interests in non-affiliated entities of approximately $1.7 million in the retail sector and approximately $2.6 million in the technology sector.

As previously indicated the Company holds approximately 36% of all outstanding BBC Common Stock. The payment of dividends by BBC is subject to declaration by BBC's Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BBC and the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. While there is no assurance that BBC will pay dividends in the future, BBC has paid a regular quarterly dividend to its common stockholders since August 1993 and management of BBC has indicated that it will seek to declare regular quarterly cash dividends on the BBC Common Stock. Each share of BBC Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the BBC Class B Common Stock. Currently, BBC pays a quarterly dividend of $.0253 and $.023 per share on its Class A and Class B Common Stock, respectively. Based on its current level of ownership and BBC's current dividend rate, BFC receives approximately $322,000 per quarter in dividends from BBC.

BBC's Liquidity and Capital Resources

BBC's principal source of liquidity is dividends from BankAtlantic. During 2000, BBC received $23.2 million of dividends from BankAtlantic. BBC also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. BBC's annual debt service at March 31, 2001 associated with its subordinated debentures, Trust Preferred Securities, investment notes and financial institution borrowings was $20.3 million. BBC's estimated current annual dividends to common shareholders are $3.7 million. The declaration and payment of dividends will depend upon, among other things, the results of operations, financial condition and cash requirements of BBC as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income.

During the years ending December 31, 2002 and 2003, BBC has $54.8 million of investment notes and bank debt maturing along with a $7.7 million payment associated with its cash-based deferred compensation plan. Management of BBC has no current plans with respect to the payment of such obligations and there is no assurance that BBC will be in a position to fund or refinance the obligations on terms satisfactory to BBC.

BankAtlantic's primary sources of funds during the first three months of 2001 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, REO, and real estate held for development, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment, and deposit inflows. These funds were primarily utilized to fund operating expenses, deposit outflows, and to fund or purchase loans, FHLB stock, tax certificates, trading securities, real estate inventory, joint venture investments and securities available for sale. At March 31, 2001, BankAtlantic met all applicable liquidity and regulatory capital requirements.

BankAtlantic has entered into discussions with other banks concerning the possible sale of selected branches located in Wal*Mart Super Stores ("in-store branches"). BankAtlantic has sixteen in-store branches with aggregate deposit balances of approximately $133 million.

BBC's commitments to originate and purchase loans at March 31, 2001 were $174.4 million and $74.8 million compared to $245.1 million and $55.8 million at March 31, 2000. Additionally, BBC had commitments to purchase $30.1 million of mortgage-backed securities at March 31, 2000 compared to zero during the same 2001 period. At March 31, 2001, loan commitments represented approximately 9% of net loans receivable, net.

At the indicated date BankAtlantic's capital amounts and ratios were (dollars in thousands):

                                                            Minimum Ratios
                                                            --------------
                                      Actual          Adequately      Well
                                      ------         Capitalized  Capitalized
                                Amount     Ratio        Ratio        Ratio
                                ------     -----        -----        -----
At March 31, 2001:
Total risk-based capital       $336,847    11.03%      8.00%        10.00%
Tier 1 risk-based capital      $298,658     9.78%      4.00%         6.00%
Tangible capital               $298,658     6.54%      1.50%         1.50%
Core capital                   $298,658     6.54%      4.00%         5.00%

At December 31, 2000:
Total risk-based capital       $328,973    11.00%      8.00%        10.00%
Tier 1 risk-based capital      $291,544     9.74%      4.00%         6.00%
Tangible capital               $291,544     6.66%      1.50%         1.50%
Core capital                   $291,544     6.66%      4.00%         5.00%


Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

BBC's wholly owned subsidiary, Ryan Beck, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market marker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At March 31, 2001, Ryan Beck's regulatory net capital was approximately $8.1 million, which exceeded minimum net capital rule requirements by $7.1 million.

Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at March 31, 2001.

                           PART II - OTHER INFORMATION

Item 1 through 5. - Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

     a)   Index to Exhibits - None

     b) No report on Form 8-K was filed during the three months ended March 31, 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BFC FINANCIAL CORPORATION



Date:       May 11, 2001                By:       /s/  Alan B. Levan
                                                  ---------------------------
                                                  Alan B. Levan, President



Date:       May 11, 2001                By:       /s/  Glen R. Gilbert
                                                  ---------------------------
                                                  Glen R. Gilbert, Executive
                                                   Vice President Chief
                                                   Accounting Officer and
                                                   Chief Financial Officer