Form 10-Q
period 2001-06-30
BFC FINANCIAL CORP
filed 2001-08-14
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2001


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



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Financial Condition as of June 30, 2001 and December 31, 2000 - Unaudited

          Consolidated Statements of Operations for the six and three month periods ended June 30, 2001 and 2000 - Unaudited

          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended June 30, 2001 and 2000 - Unaudited

          Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 - Unaudited

          Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
           Consolidated Statements of Financial Condition - Unaudited
                        (In thousands, except share data)

                                                                        June 30,   December 31,
                                                                          2001         2000
                                                                          ----         ----
                               ASSETS
Cash and due from depository institutions                             $  102,505   $   87,025
Federal Funds sold and securities purchased under resell agreements        1,018        1,584
Investment securities and tax certificates
 (approximate fair value:$362,616 and  $387,971)                         356,179      383,619
Loans receivable, net                                                  2,975,159    2,855,015
Securities available for sale, at fair value                             887,928      887,946
Trading securities, at fair value                                         31,113       43,557
Accrued interest receivable                                               37,130       44,046
Real estate held for development and sale and joint ventures             159,588      153,380
Office properties and equipment, net                                      61,763       59,961
Federal Home Loan Bank stock, at cost which approximates fair value       56,428       51,940
Deferred tax asset, net                                                     --          4,345
Cost over fair value of net assets acquired, net                          48,463       49,882
Other assets                                                              56,756       32,654
                                                                      ----------   ----------
      Total assets                                                    $4,774,030   $4,654,954
                                                                      ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                              $2,370,505   $2,234,485
Advances from FHLB                                                     1,128,555    1,038,801
Federal Funds purchased                                                  107,000        9,700
Securities sold under agreements to repurchase                           438,714      659,502
Subordinated debentures, notes and bonds payable                         234,706      238,330
Guaranteed preferred beneficial interests in BBC's Junior
  Subordinated Debentures                                                 74,750       74,750
Deferred tax liability, net                                                5,358         --
Other liabilities                                                        147,310      132,523
                                                                      ----------   ----------
  Total liabilities                                                    4,506,898    4,388,091
                                                                      ----------   ----------

Minority interest                                                        191,950      194,248

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                            --           --
Class A common stock of $.01 par value, authorized 20,000,000
  shares; issued and outstanding 6,454,494 in 2001 and 2000                   58           58
Class B common stock, of $.01 par value; authorized 20,000,000
  shares; issued and outstanding 2,354,907 in 2001 and 2000                   21           21
Additional paid-in capital                                                25,740       25,788
Retained earnings                                                         45,461       41,721
                                                                      ----------   ----------
  Total stockholders' equity before
    accumulated other comprehensive income                                71,280       67,588

Accumulated other comprehensive income                                     3,902        5,027
                                                                      ----------   ----------
  Total stockholders' equity                                              75,182       72,615
                                                                      ----------   ----------
 Total liabilities and stockholders' equity                           $4,774,030   $4,654,954
                                                                      ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
                      (In thousands, except per share data)

                                                                          For the Three Months       For the Six Months
                                                                             Ended June 30,            Ended June 30,
                                                                          --------------------       ------------------
                                                                           2001         2000         2001         2000
                                                                           ----         ----         ----         ----
Interest income:
Interest and fees on loans and leases                                   $  61,645    $  61,458    $ 125,549    $ 121,192
Interest and dividends on securities available for sale                    13,324       12,984       26,733       26,672
Interest and dividends on other investments and trading securities          8,792        6,000       17,828       10,461
                                                                        ---------    ---------    ---------    ---------
Total interest income                                                      83,761       80,442      170,110      158,325
                                                                        ---------    ---------    ---------    ---------
Interest expense:
Interest on deposits                                                       23,089       22,267       47,533       42,105
Interest on advances from FHLB                                             14,660       15,692       29,361       31,540
Interest on securities sold under agreements to repurchase and
  federal funds purchased                                                   7,142        7,407       16,774       13,989
Interest on subordinated debentures, guaranteed preferred interest in
  BBC's Junior Subordinated Debentures and notes and bonds payable          7,448        7,258       15,143       14,271
Capitalized interest on real estate developments and joint ventures        (1,447)      (1,841)      (3,018)      (3,526)
                                                                        ---------    ---------    ---------    ---------
Total interest expense                                                     50,892       50,783      105,793       98,379
                                                                        ---------    ---------    ---------    ---------
Net interest income                                                        32,869       29,659       64,317       59,946
Provision for loan losses                                                   4,040        4,533        6,801       15,320
                                                                        ---------    ---------    ---------    ---------
Net interest income after provision for loan losses                        28,829       25,126       57,516       44,626
Non-interest income:
Investment banking income                                                  10,202       12,504       19,055       25,704
Transaction fees                                                            3,890        3,221        7,770        6,472
Net revenues from sales of real estate                                      8,004        3,209       15,898        6,626
ATM fees                                                                    2,654        2,718        5,306        5,233
Loan late fees and other loan income                                        1,157        1,069        2,066        2,107
Gains (losses) on loans held for sale, net                                      9         (367)          22         (289)
Gains on trading securities and securities available for sale, net            125          202          260          252
Other                                                                       2,190        2,088        4,819        7,948
                                                                        ---------    ---------    ---------    ---------
Total non-interest income                                                  28,231       24,644       55,196       54,053
                                                                        ---------    ---------    ---------    ---------
Non-interest expense:
Employee compensation and benefits                                         23,595       21,508       47,730       43,886
Occupancy and equipment                                                     6,974        6,462       13,897       12,970
Advertising and promotion                                                   2,407        2,670        3,919        4,136
Amortization of cost over fair value of net assets acquired                 1,049        1,024        2,074        2,040
Other                                                                      11,394       10,411       21,756       21,645
Total non-interest expense                                                 45,419       42,075       89,376       84,677
                                                                        ---------    ---------    ---------    ---------
Income before income taxes, minority interest,
   discontinued operations, extraordinary item
   and cumulative effect of a change in accounting principle               11,641        7,695       23,336       14,002
Provision for income taxes                                                  5,273        2,998       10,782        6,428
Minority interest in income of consolidated subsidiaries                    4,983        3,590        9,952        8,349
                                                                        ---------    ---------    ---------    ---------
Income (loss) before discontinued operations, extraordinary item
  and cumulative effect of a change in accounting principle                 1,385        1,107        2,602         (775)
Discontinued operations, net of taxes                                        --            259         --            259
Extraordinary item, net of taxes                                             --           --           --          3,466
Cumulative effect of a change in accounting principle, net of tax            --           --          1,138         --
                                                                        ---------    ---------    ---------    ---------
Net income                                                              $   1,385    $   1,366    $   3,740    $   2,950
                                                                        =========    =========    =========    =========

Basic earnings (loss) per share before discontinued operations, extraordinary item and cumulative effect of
  a change in accounting principle                                      $    0.17    $    0.14         0.33    $   (0.10)
Basic earnings per share from discontinued operations                        --           0.03         --           0.03
Basic earnings per share from extraordinary item                             --           --           --           0.44
Basic earnings per share from cumulative effect of a change
  in accounting principle                                                    --           --           0.14         --
                                                                        ---------    ---------    ---------    ---------
Basic earnings per share                                                $    0.17    $    0.17         0.47    $    0.37
                                                                        =========    =========    =========    =========

Diluted earnings (loss) per share before discontinued operations, extraordinary item and cumulative effect of
  a change in accounting principle                                      $    0.16    $    0.13         0.30    $   (0.09)
Diluted earnings per share from discontinued operations                      --           0.03         --           0.03
Diluted earnings per share from extraordinary item                           --           --           --           0.41
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                                    --           --           0.13         --
                                                                        ---------    ---------    ---------    ---------
Diluted earnings per share                                              $    0.16    $    0.16         0.43    $    0.35
                                                                        =========    =========    =========    =========

Basic weighted average number of common shares outstanding                  7,957        7,957        7,957        7,957
                                                                        =========    =========    =========    =========
Diluted weighted average number of common and common
  equivalent shares outstanding                                             8,722        8,506        8,613        8,516
                                                                        =========    =========    =========    =========


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      and Comprehensive Income - Unaudited
                 For the six months ended June 30, 2000 and 2001
                                 (in thousands)

                                                                                                         Accumulated
                                                                                                            Other
                                        Compre-       Class A      Class B     Additional                Comprehensive
                                        hensive        Common       Common       Paid-in      Retained      Income
                                        income         Stock        Stock        Capital      Earnings      (loss)        Total
                                       --------        ------       ------       ------        ------       ------        ------
Balance, December 31, 1999                           $     58           21       25,890        38,086       (5,090)       58,965
 Net income                            $  2,950          --           --           --           2,950         --           2,950
                                       --------
 Other comprehensive income,
   net of tax:
   Unrealized gains on securities
    available for sale                    1,359
    Reclassification adjustment
     for net gains included
     in net income                         (212)
                                       --------
 Other comprehensive income               1,147
                                       --------
Comprehensive income                   $  4,097
                                       ========
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                   --           --           (409)         --           --            (409)
Net change in unrealized
 depreciation on securities
 available for sale-net of
 deferred  income taxes                                  --           --           --            --          1,147         1,147
                                                     --------     --------     --------      --------     --------      --------
Balance, June 30, 2000                               $     58           21       25,481        41,036       (3,943)       62,653
                                                     ========     ========     ========      ========     ========      ========

Balance, December 31, 2000                           $     58           21       25,788        41,721        5,027        72,615
 Net income                            $  3,740          --           --           --           3,740         --           3,740
                                       --------
 Other comprehensive income,
   net of tax:
   Unrealized losses on securities
    available for sale                   (1,231)
   Accumulated gains associated
    with BBC cash flow hedge                108
    Reclassification adjustment
     for net gains included
     in net income                           (2)
                                       --------
 Other comprehensive loss                (1,125)
                                       --------
Comprehensive income                   $  2,615
                                       ========
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                   --           --            (48)         --           --             (48)
Net change in other
 comprehensive income
 net of income taxes                                     --           --           --            --         (1,125)       (1,125)
                                                     --------     --------     --------      --------     --------      --------
Balance, June 30, 2001                               $     58           21       25,740        45,461        3,902        75,182
                                                     ========     ========     ========      ========     ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                                              For the Six Months
                                                                                Ended June 30,
                                                                              ------------------
                                                                              2001         2000
                                                                              ----         ----
Operating activities:
Income (loss) before discontinued operations, extraordinary item
  and cumulative effect of a change in accounting principle                $   2,602    $    (775)
Income from discontinued operations                                             --            259
Extraordinary item, net of tax                                                  --          3,466
Cumulative effect of a change in accounting principle, net of tax              1,138         --
Adjustments to reconcile net income to net cash provided by (used in) in operating activities:
Provision for credit losses                                                    7,573       15,826
Change in real estate inventory                                                 (786)         (73)
Minority interest in income of consolidated subsidiaries                       9,952        8,349
Equity in joint venture (earnings) losses                                     (1,229)         338
Loans held for sale activity, net                                            (19,193)     (98,718)
Proceeds from sales of loans classified as held for sale                      13,002       23,824
Losses (gains) on securities activities, net                                     161         (318)
Gains on sales of property and equipment                                        (367)        (240)
Depreciation, amortization and accretion, net                                  3,546        4,669
Amortization of cost over fair value of net assets acquired                    2,074        2,040
Increase in deferred tax liability, net                                        4,617          614
Trading activities, net                                                       12,444        6,515
Decrease (increase) in accrued interest receivable                             6,916       (7,945)
Proceeds from escrow for called debenture liability                             --          2,455
(Increase) decrease in other assets                                          (25,467)       7,429
Increase in other liabilities                                                 14,938        9,003
                                                                           ---------    ---------
Net cash provided by (used in) operating activities                           31,921      (23,282)
                                                                           ---------    ---------
Investing activities:
Proceeds from redemption and maturities of investment
  securities and tax certificates                                            129,813       56,487
Purchase of investment securities and tax certificates                      (102,085)    (290,801)
Purchases of securities available for sale                                  (238,013)     (81,174)
Proceeds from sales and maturities of securities available for sale          228,969      166,534
Proceeds from sales of FHLB stock                                                512       13,657
FHLB stock acquired                                                           (5,000)      (8,205)
Purchases and net originations of loans and leases                          (123,899)     (68,309)
Proceeds from sales of real estate owned                                       3,490        2,089
Improvements to real estate owned                                               --           (110)
Net additions to office property and equipment                                (5,586)      (3,234)
Acquisition, net of cash acquired                                               (655)        (210)
Investment in and advances to joint ventures, net                             (4,464)      (7,299)
                                                                           ---------    ---------
Net cash used in investing activities                                       (116,918)    (220,575)
                                                                           ---------    ---------
Financing activities:
Net increase in deposits                                                     136,020      110,427
Repayments of FHLB advances                                                 (275,246)    (805,050)
Proceeds from FHLB advances                                                  365,000      696,004
Net (decrease) increase in securities sold under
  agreeements to repurchase                                                 (220,788)     253,279
Net increase (decrease) in federal funds purchased                            97,300       (5,900)
Repayment of notes and bonds payable                                         (31,622)     (17,989)
Proceeds from notes and bonds payable                                         28,023       34,678
BBC issuance of common stock upon exercise of stock options                      405          636
Retirement of subordinated debentures                                           --        (25,083)
Payments to acquire and retire BBC common stock                                 --         (3,861)
Minority interest capital contributions                                        2,241         --
BBC common stock dividends paid to non-BFC shareholders                       (1,422)      (1,439)
                                                                           ---------    ---------
Net cash provided by financing activities                                     99,911      235,702
                                                                           ---------    ---------
Increase (decrease) in cash and cash equivalents                              14,914       (8,155)
Cash and cash equivalents at beginning of period                              88,609        1,545
Cash and cash equivalents at beginning of period
  resulting from consolidation of BBC                                           --         90,383
                                                                           ---------    ---------
Cash and cash equivalents at end of period                                 $ 103,523    $  83,773
                                                                           =========    =========

Supplementary disclosure of non-cash investing and financing activities
Interest paid                                                              $ 109,725    $ 104,069
Income taxes paid                                                             10,875        2,062
Loans transferred to real estate owned                                         2,375        3,766
Loan charge-offs                                                              10,113       13,638
Tax certificate net charge-offs                                                1,327          549
Accrual for the purchase of tax certificates, paid in July                    10,167
Loan securitizations                                                            --         33,577
Change in stockholders' equity from the net effect of BBC
  capital transactions, less income taxes                                        (48)        (409)
Change in other comprehensive income (loss)                                   (1,832)       1,867
Change in deferred taxes on other comprehensive income                           707         (720)
Change in stockholders' equity from other comprehensive income (loss)         (1,125)       1,147
Reduction in BBC minority interest from the retirement of
  restricted stock                                                              --         (3,187)
Increase in other liabilities from the retirement of restricted stock           --          3,187
Transfer from escrow accounts to reflect payments on BFC's
 redeemed subordinated debenture liability                                      --             82


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

In August 2000, BBC shareholders approved a corporate transaction that resulted in the retirement of all publicly held BBC Class B Common Stock, other than the Class B Common Stock held by BFC. As a consequence, BFC is the sole holder of the Class B Common Stock which represents 47% of the voting rights of BBC. Because BFC controls greater than 50% of the vote of BBC, by virtue of its ownership of Class A and Class B Common Stock, which currently represents 61% of the combined voting power, BBC is consolidated in the Company's financial statements. The percentage of vote controls the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock controls the amount of BBC net income, recognized by the Company.

In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at June 30, 2001 and December 31, 2000, the consolidated results of operations for the three and six month periods ended June 30, 2001 and 2000, the consolidated stockholders' equity and comprehensive income (loss) for the six months ended June 30, 2001 and 2000 and the consolidated cash flows for the six months ended June 30, 2001 and 2000. Such adjustments consisted only of normal recurring items except for the cumulative effect of a change in accounting principle and an extraordinary item discussed in Note 9 and Note 3, respectively. The accompanying unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Investment in BBC and BBC's Equity Transactions

At June 30, 2001, the Company owned 8,296,891 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock representing 35.9% of all outstanding BBC Common Stock. At June 30, 2001, the Company's ownership of BBC Class A and Class B Common Stock was approximately 26.1% and 100%, respectively.

On May 24, 2001, BBC amended its articles of incorporation to grant voting rights to holders of BBC's Class A Common Stock, make BBC's Class B Common Stock convertible into Class A Common Stock on a share for share basis, and equalize the cash dividends payable on BBC's Class A Common Stock and Class B Common Stock. As a consequence of the amendment, BBC's Class A shareholders are entitled to one vote per share which in the aggregate represents 53% of the combined voting power of BBC Class A Common Stock and Class B Common Stock. The Class B Common stock represents the remaining 47% of the combined vote. The fixed voting percentages will be eliminated, and shares of Class B Common Stock will be entitled to only one vote per share, from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B Common Stock (which amount is 50% of the number of shares it now holds). If once the number of shares owned by the Company and its affiliates falls below 2,438,062 shares, then the Class B Common Stock and the Class A Common Stock of BBC will each entitle the holder to one vote per share. This amendment also provides that only the Company or its affiliates may hold Class B Common Stock and, accordingly, any sales of Class B Common Stock to unaffiliated third parties would result in those shares automatically converting into an equal number of shares of BBC's Class A Common Stock.

As a result of this amendment to BBC's articles of incorporation, the shares of Class A Common Stock and Class B Common Stock owned by the Company represented at June 30, 2001 approximately 61% of the voting power of all outstanding shares of BBC's Common Stock.

3.  Extraordinary Item

In February 2000, BBC repurchased $25 million in aggregate principal amount of BBC's 5-5/8% Convertible Subordinated Debentures at a purchase price of $18.75 million and recognized a $3.5 million (net of income tax) extraordinary gain upon the retirement of these Debentures.

4. Trading Securities

The Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the three and six months ended June 30, 2001, Ryan Beck realized net revenues from principal transactions of $3.9 million and $8.4 million, respectively, compared to $4.0 million and $9.0 million during the same 2000 periods. Furthermore, included in other liabilities at June 30, 2001 and December 31, 2000 was $40.2 million and $12.0 million, respectively, of securities sold and not yet purchased, relating to Ryan Beck trading activities.

Ryan Beck's trading securities consisted of the following (in thousands):

                                              June 30,   December 31,
                                                2001        2000
                                                ----        ----

              States and municipalities        $ 9,791     $11,731
              Corporations                         290         227
              U.S. Government and agencies      16,640      24,476
              Corporate equities                 4,094       3,401
              Certificates of deposit              298       3,722
                                               -------     -------
                                               $31,113     $43,557
                                               =======     =======

5.  Loans Held for Sale

In the past, BBC originated and purchased residential loans for portfolio and for sale. Currently, the majority of residential loans originated are CRA loans held for sale and the majority of residential loans purchased are retained in BBC's portfolio. During June 2000, BBC discontinued their commercial non-mortgage syndication lending activities and transferred the entire portfolio to loans held for sale. During the second quarter of 2001, a syndicated commercial real estate loan that had been classified held to maturity was transferred to held for sale. The change in classification reflects the intent of BBC's management to sell the loan in the foreseeable future.

BBC's loans held for sale consisted of the following (in thousands):

                                             June 30,    December 31,
                                               2001         2000
                                               ----         ----
             Residential                     $  4,904     $   --
             Commercial real estate            22,713         --
             Commercial syndication            79,901       80,016
                                             --------     --------
               Total loans held for sale     $107,518     $ 80,016
                                             ========     ========

In February 2001, BFC originated several loans to officers and directors totaling approximately $1.2 million. The loans bear interest at the prime rate plus 1% and are due in February 2006.

6.  Real Estate Held for Development and Sale and Joint Venture Activities

Real estate held for development and sale and joint venture activities consists of the combined activities of Core Communities, Inc. (formerly known as St. Lucie West Holding Corporation) and Levitt and Sons, Inc. as well as Levitt Corporation's joint venture activities. Core Communities is the developer of the master planned community of St. Lucie West in St. Lucie County Florida. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. Also included in real estate held for development and sale and joint venture activities are BFC's properties
- Burlington Manufacturers Outlet Center ("BMOC"), Center Port and 50% interest in Delray Industrial Park. In March 2001, the Company's 50% ownership interest in Delray Industrial Park was sold and the Company recognized a net gain of approximately $1.3 million.

Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                  June 30,   December 31,
                                                    2001         2000
                                                    ----         ----
         Land and land development costs          $ 86,907     $ 87,989
         Construction costs                         19,657       15,254
         Other costs                                 8,022        4,775
         Equity investments in joint ventures        6,151        7,559
         Loans to joint ventures                    33,809       29,125
         Other                                       5,042        8,678
                                                  --------     --------
                                                  $159,588     $153,380
                                                  ========     ========

The components of net revenues from sales of real estate were as follows (in thousands):

                                   For the Three Months   For the Six Months
                                      Ended June 30,        Ended June 30,
                                   --------------------   ------------------
                                     2001       2000        2001       2000
                                     ----       ----        ----       ----
 Sales of real estate              $ 33,751   $ 19,504    $ 59,648   $ 44,795
 Cost of sales                       26,236     16,219      44,979     37,831
                                   --------   --------    --------   --------
   Gains on sales of real estate      7,515      3,285      14,669      6,964
 Gain (losses) on joint venture
  activities                            489        (76)      1,229       (338)
                                   --------   --------    --------   --------
 Net revenues from sales of real
  estate                           $  8,004   $  3,209    $ 15,898   $  6,626
                                   ========   ========    ========   ========

7.  Comprehensive Income

The components of other comprehensive income relate to the net unrealized appreciation on securities available for sale, net of income taxes, and the Company's proportionate share of non wholly-owned subsidiaries' other comprehensive income, net of income taxes. The income tax provision relating to the Company's proportionate share of comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the six months ended June 30, 2001 and 2000 was $52,000 and $114,000, respectively.

8.  Restructuring Charge

During December 2000, BankAtlantic adopted a plan to terminate its ATM relationships with Wal*Mart and K-Mart. The restructuring of the ATM network is part of BBC's company - wide program to review all lines of business. These reviews, which will continue in future quarters, are designed to identify under-performing units with a view towards improving performance.

The table below summarizes amounts paid associated with the restructuring liability included in other liabilities during the six months ended June 30, 2001 (in thousands).

                                      Initial      Amount paid                          Ending
Type of restructuring charge          Amount      During period     Adjustments        Balance
----------------------------          ------      -------------     -----------        -------
Lease contract termination costs      $1,768          $ (856)          $ (219)          $  693
De-installation costs                   --               305              (15)             290
Other                                   --                74             --                 74
                                      ------          ------           ------           ------
  Total restructuring charge          $2,147          $ (871)          $ (219)          $1,057
                                      ======          ======           ======           ======

During the 2001 second quarter, the restructuring charge liability established during the fourth quarter 2000 was adjusted downward to reflect lower ATM lease termination costs than had been projected when the restructuring charge was first determined. The restructuring of BankAtlantic's ATM network is anticipated to be completed during the fourth quarter of 2001.

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

The derivatives utilized by BBC during the six months ended June 30, 2001 were interest rate swaps and forward contracts. BBC used interest rate swap contracts to manage interest rate risk. The callable receive fixed swaps were issued in an effort to reduce BBC's interest rate risk associated with its callable 7% certificate accounts. During the 2001, second quarter, BBC exercised the call option and retired the 7% certificate accounts. BBC expects the swaps to be called in the foreseeable future. The forward contracts were held for trading purposes.

The three and five year pay fixed swaps were originally purchased to reduce exposure to interest rate risk associated with a Business Money Market Deposit product. BBC did not elect hedge accounting treatment for the swaps. Due to changes in the interest rate environment, BBC shifted its interest rate risk strategy and designated the swaps from hedging their Business Money Market Deposit product to hedging the variable cash flows associated with the forecasted interest payments on certain variable rate FHLB Advances and elected cash flow hedge accounting treatment. The swaps were designated as a cash flow hedge on June 15, 2001. BBC's risk management objective and strategy is to fix the cash outflow on forecasted interest payments associated with the LIBOR based advances at an approximate rate of 5.09%. The risk being hedged is the interest rate risk associated with the variability of cash outflows relating to the advances. The net gain recognized from the inception of the hedge through June 30, 2001 representing the amount of hedge ineffectiveness was $15,000. BFC's proportionate share from the net gain included in other comprehensive income from this hedging relationship was $108,000. These net gains will be recognized in earnings as interest expense is accrued on the FHLB advances. The net amount of existing losses on the swaps included in other liabilities expected to be reclassified by BBC into earnings within the next 12 months is $533,000. The hedging relationship is expected to last over the term of the swaps.

The following table outlines the notional amount and fair value of BBC's derivatives outstanding at June 30, 2001 (in thousands):

                                                                                Paying       Receiving
                                              Notional                        Index/Fixed   Index/Fixed  Termination
                                               Amount        Fair Value         Amount        Amount        Date
                                              --------        ---------        -----------  -----------  ----------
Five year callable receive fixed swaps        $ 30,000        $   --           3 mo. LIBOR     7.13%     1/16/2006
One year callable receive fixed swaps         $ 15,000        $   --           1 mo. LIBOR     7.06%     7/23/2001
Five year pay fixed swaps                     $ 25,000        $    (39)           5.73%     3 mo. LIBOR  1/5/2006
Three year pay fixed swaps                    $ 50,000        $   (934)           5.81%     3 mo. LIBOR  12/28/2003
                                              ========        =========        ===========  ===========  ==========
Forward contract to purchase
  adjustable rate mortgage-backed
   securities                                 $176,823        $    489
                                              ========        =========

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

Reportable Segment              Operating Segments Aggregated

Capital Markets                 Investments, tax certificates, residential loan
                                purchases, CRA lending and real estate capital services

Commercial Banking              Commercial lending, syndications, international,
                                lease finance and trade finance

Community Banking               Indirect and direct consumer lending, small
                                business lending and ATM operations

Levitt Corporation              Levitt Corporation which includes Levitt and
                                Sons, Core Communities, and real estate joint ventures

Ryan Beck                       Investment banking and brokerage operations

BBC Parent Company              Costs of acquisitions, financing of
                                acquisitions, contribution of capital to subsidiaries and equity investments at BBC

BFC Holding Company             BFC's real estate owned which includes BMOC,
                                Center Port and 50% interest in the Delray property until sold; non-wholly owned subsidiaries venture partnership investments and other accounts; loans receivables that relate to previously owned properties, other securities and investments and BFC's overhead and interest expense

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by real estate operations and investment banking operations which are recorded based upon the terms of the underlying loan agreements and are effectively eliminated in the interest expense and overhead allocations.

The Company evaluates segment performance based on net income after tax. The table below is segment information for income before minority interest, discontinued operations, extraordinary item and the cumulative effect of a change in accounting principle for the three months ended June 30, 2001 and 2000 (in thousands):

                                               Bank Operations
                                 ---------------------------------------------
                                    Capital         Commercial         Community        Levitt
                                    Markets          Banking            Banking       Corporation
                                    -------          -------            -------       -----------
 2001
Interest income                 $    46,487            30,178             7,016               344
Interest expense and                (35,687)          (17,761)           (4,225)              (60)
  overhead
Provision for loan losses                43            (5,404)            1,321              --
Non-interest income                     589               868             2,868             8,657
Segment profits and
 losses before taxes                  9,856             6,234             1,837             2,078
Provision for income taxes            3,621             2,291               675               421
                                -----------       -----------       -----------       -----------
Segment net income (loss)       $     6,235             3,943             1,162             1,657
                                ===========       ===========       ===========       ===========

Segment average assets          $ 2,654,965         1,360,428           323,421           166,661
                                ===========       ===========       ===========       ===========

                                                     BBC               BFC
                                    Ryan            Parent            Holding           Segment
                                    Beck           Company            Company            Total
                                -----------       -----------       -----------       -----------
Interest income                         580               (34)              105            84,676
Interest expense and                   (206)           (5,118)             (912)          (63,969)
  overhead
Provision for loan losses              --                --                --              (4,040)
Non-interest income                  10,338               758              (789)           23,289
Segment profits and
 losses before taxes                   (915)           (5,853)           (1,596)           11,641
Provision for income taxes             (327)           (2,049)              641             5,273
                                -----------       -----------       -----------       -----------
Segment net income (loss)              (588)           (3,804)           (2,237)            6,368
                                ===========       ===========       ===========       ===========

Segment average assets               76,306           108,570            35,428         4,725,779
                                ===========       ===========       ===========       ===========

                                               Bank Operations
                                 ---------------------------------------------
                                    Capital         Commercial         Community        Levitt
                                    Markets          Banking            Banking       Corporation
                                    -------          -------            -------       -----------
2000
Interest income                 $    43,973            27,964             8,241               492
Interest expense and
  overhead                          (35,599)          (16,201)           (5,028)             (425)
Provision for loan losses               (74)           (2,986)           (1,473)             --
Non-interest income                     635                84             2,909             3,211
Segment profits and
 losses before taxes                  7,742             7,212              (650)             (863)
Provision for income taxes            2,962             2,759              (249)             (947)
                                -----------       -----------       -----------       -----------
Segment net income (loss)       $     4,780             4,453              (401)               84
                                ===========       ===========       ===========       ===========

Segment average assets          $ 2,483,892         1,150,649           357,271           153,644
                                ===========       ===========       ===========       ===========

                                                     BBC               BFC
                                    Ryan            Parent            Holding           Segment
                                    Beck           Company            Company            Total
                                -----------       -----------       -----------       -----------
Interest income                         460               311               296            81,737
Interest expense and
  overhead                              (70)           (5,513)             (908)          (63,744)
Provision for loan losses              --                --                --              (4,533)
Non-interest income                  12,718              (113)              843            20,287
Segment profits and
 losses before taxes                    820            (6,797)              231             7,695
Provision for income taxes              315            (2,379)              537             2,998
                                -----------       -----------       -----------       -----------
Segment net income (loss)               505            (4,418)             (306)            4,697
                                ===========       ===========       ===========       ===========

Segment average assets               33,998            91,458            18,752         4,289,664
                                ===========       ===========       ===========       ===========


The table below is segment information for income before minority interest, discontinued operations, extraordinary item and the cumulative effect of a change in accounting principle for the six months ended June 30, 2001 and 2000 (in thousands):

                                               Bank Operations
                                 ---------------------------------------------
                                    Capital         Commercial         Community        Levitt
                                    Markets          Banking            Banking       Corporation
                                    -------          -------            -------       -----------
2001
Interest income                 $    93,106            62,153            14,613               795
Interest expense and
  overhead                          (71,332)          (36,954)           (8,927)             (150)
Provision for loan losses              (120)           (9,650)            2,969              --
Non-interest income                     711             1,595             5,625            15,953
Segment profits and
 losses before taxes                 18,636            14,201             3,277             3,629
Provision for income taxes            6,923             5,287             1,217               844
                                -----------       -----------       -----------       -----------
Segment net income (loss)       $    11,713             8,914             2,060             2,785
                                ===========       ===========       ===========       ===========

Segment average assets          $ 2,624,098         1,308,896           364,290           166,210
                                ===========       ===========       ===========       ===========

                                                     BBC               BFC
                                    Ryan            Parent            Holding           Segment
                                    Beck           Company            Company            Total
                                -----------       -----------       -----------       -----------
Interest income                       1,156                 9               202           172,034
Interest expense and
  overhead                             (309)          (10,734)           (1,996)         (130,402)
Provision for loan losses              --                --                --              (6,801)
Non-interest income                  19,471             1,080               862            45,297
Segment profits and
 losses before taxes                 (2,753)          (12,722)             (932)           23,336
Provision for income taxes             (980)           (4,453)            1,944            10,782
                                -----------       -----------       -----------       -----------
Segment net income (loss)            (1,773)           (8,269)           (2,876)           12,554
                                ===========       ===========       ===========       ===========

Segment average assets               68,064            97,882            43,428         4,672,868
                                ===========       ===========       ===========       ===========

                                               Bank Operations
                                 ---------------------------------------------
                                    Capital         Commercial         Community        Levitt
                                    Markets          Banking            Banking       Corporation
                                    -------          -------            -------       -----------
2000
Interest income                 $    87,336            52,759            17,010             1,013
Interest expense and
  overhead                          (69,910)          (30,032)           (9,915)             (665)
Provision for loan losses              (217)           (3,647)          (11,456)             --
Non-interest income                     692               706             5,784            10,626
Segment profits and
 losses before taxes                 15,626            16,666            (8,838)            2,522
Provision for income taxes            5,915             6,300            (3,315)              312
                                -----------       -----------       -----------       -----------
Segment net income (loss)       $     9,711            10,366            (5,523)            2,210
                                ===========       ===========       ===========       ===========

Segment average assets          $ 2,479,013         1,073,633           385,662           153,654
                                ===========       ===========       ===========       ===========

                                                     BBC               BFC
                                    Ryan            Parent            Holding           Segment
                                    Beck           Company            Company            Total
                                -----------       -----------       -----------       -----------
Interest income                         941               851               955           160,865
Interest expense and
  overhead                             (278)          (10,935)           (2,033)         (123,768)
Provision for loan losses              --                --                --             (15,320)
Non-interest income                  26,173              (101)            1,503            45,383
Segment profits and
 losses before taxes                    743           (13,142)              425            14,002
Provision for income taxes              282            (4,601)            1,535             6,428
                                -----------       -----------       -----------       -----------
Segment net income (loss)               461            (8,541)           (1,110)            7,574
                                ===========       ===========       ===========       ===========

Segment average assets               36,075            94,917            27,847         4,250,801
                                ===========       ===========       ===========       ===========


The difference between total segment average assets and consolidated average assets, segment non-interest income and total consolidated non-interest income, segment interest income and total consolidated interest income, segment profits and consolidated net income (loss) before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle are as follows (in thousands):

                                                        For the Three Months Ended   For the Six Months Ended
                                                                 June 30,                     June 30,
                                                        --------------------------   ------------------------
Total average assets                                        2001           2000           2001           2000
                                                            ----           ----           ----           ----

Total assets for reportable segments                   $ 4,725,779      4,289,664      4,672,868      4,250,801
Assets in overhead                                         110,451        118,048        120,707        108,191
                                                       -----------    -----------    -----------    -----------
Total consolidated assets                              $ 4,836,230      4,407,712      4,793,575      4,358,992
                                                       ===========    ===========    ===========    ===========

Non-interest income
Total non-interest income for reportable segments      $    23,289         20,287         45,297         45,383
Items included in interest expense and overhead:
  Transaction fee income                                     3,890          3,221          7,770          6,472
  Gains on sales of property and equipment                      20             57            367            240
  Other fees                                                 1,032          1,079          1,762          1,958
                                                       -----------    -----------    -----------    -----------
Total consolidated non-interest income                 $    28,231         24,644         55,196         54,053
                                                       ===========    ===========    ===========    ===========

Interest income
Total interest income for reportable segments          $    84,676         81,737        172,034        160,865
Deferred interest income on real estate activities            (107)           371           (282)          (665)
Elimination entries                                           (808)        (1,666)        (1,642)        (1,875)
                                                       -----------    -----------    -----------    -----------
Total consolidated interest income                     $    83,761         80,442        170,110        158,325
                                                       ===========    ===========    ===========    ===========

Segment profits
Total segment profits after taxes for
  reportable segments                                  $     6,368          4,697         12,554          7,574
Minority interest in income of consolidated
  subsidiaries                                               4,983          3,590          9,952          8,349
                                                       -----------    -----------    -----------    -----------
Total consolidated income (loss) before discontinued
 operations, extraordinary item and cumulative
 effect of a change in accounting principle            $     1,385          1,107          2,602           (775)
                                                       ===========    ===========    ===========    ===========

11.    Earnings (Loss) Per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computations for the six and three month periods ended June 30, 2001 and 2000 (in thousands, except per share data):


                                                                For the Three Months     For the Six Months
                                                                    Ended June 30,         Ended June 30,
                                                                --------------------     ------------------
                                                                  2001        2000        2001        2000
                                                                  ----        ----        ----        ----
Basic and Diluted Numerator:
Income (loss) before discontinued operation,
 extraordinary item and cumulative effect
 of a change in accounting principle                              $1,385       1,107       2,602        (775)
Income from discontinued operations, net of taxes                   --           259        --           259
Income from extraordinary item, net of taxes                        --          --          --         3,466
Income from cumulative effect of a change
  in accounting principle, net of taxes                             --          --         1,138        --
                                                                  ------       -----       -----       -----
Net income                                                        $1,385       1,366       3,740       2,950
                                                                  ======       =====       =====       =====
Basic Denominator
Weighted average shares outstanding                                7,957       7,957       7,957       7,957
                                                                  ======       =====       =====       =====
Basic earnings  (loss) per share before discontinued
 operations, extraordinary item and cumulative effect
 of a change in accounting principle                              $ 0.17        0.14        0.33       (0.10)
Basic earnings per share from discontinued operations               --          0.03        --          0.03
Basic earnings per share from extraordinary item                    --          --          --          0.44
Basic earnings per share from cumulative effect
 of a change in accounting principle                                --          --          0.14        --
                                                                  ------       -----       -----       -----
Basic earnings per share                                          $ 0.17        0.17        0.47        0.37
                                                                  ======       =====       =====       =====
Diluted Denominator:
Weighted average shares outstanding                                8,722       8,506       8,613       8,516
                                                                  ======       =====       =====       =====
Diluted earnings  (loss) per share before discontinued
 operations, extraordinary item and cumulative effect
 of a change in accounting principle                              $ 0.16        0.13        0.30       (0.09)
Diluted earnings per share from discontinued operations             --           .03        --          0.03
Diluted earnings per share from extraordinary item                  --          --          --          0.41
Diluted earnings per share from cumulative effect
 of a change in accounting principle                                --          --          0.13        --
                                                                  ------       -----       -----       -----
Diluted earnings per share                                        $ 0.16        0.16        0.43        0.35
                                                                  ======       =====       =====       =====

The Company has two classes of common stock outstanding. The two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

12.  Subsequent Events

During July 2001, BBC sold 5.1 million shares of its Class A Common Stock in an underwritten public offering at a price of $8.50 per share. The net proceeds after underwriting discounts and expenses were $40.3 million. The net proceeds of the offering will be used to reduce debt at the BBC holding company level and for general corporate purposes. The issuance of the 5.1 million new shares of BBC will reduce BFC's aggregate ownership of common stock of BBC from 35.9% to approximately 31.6%.

On July 13, 2001, BBC exercised its right to redeem its subordinated investment notes. BBC had outstanding $34.8 million of subordinated investment notes with an 11% weighted average interest rate at June 30, 2001. The notes will be redeemed on August 15, 2001 at 100% of the principal amount plus accrued interest.

13.  New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria in which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to Be Disposed Of.

We are required to adopt the provisions of Statement 141 immediately. The goodwill on our Statement of Financial Condition will continue to be amortized prior to the adoption of Statement 142. We will adopt Statement 142 on January 1, 2002.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $47.4 million that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $4.1 million and $2.1 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses would be required to be recognized as the cumulative effect of a change in accounting principle.

On July 5, 2001, the FASB board voted to issue Statement No. 143, "Accounting for Asset Retirement Obligations", That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The potential impact of Statement 143 on our Statement of Operations and Statement of Financial Condition is currently under review by management.

14.  Reclassifications

Certain amounts for prior period have been reclassified to conform with the statement presentation for 2001.

                   BFC Financial Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company that owns approximately 26.1% and 100%, respectively of the outstanding BankAtlantic Bancorp, Inc. ("BBC") Class A and Class B Common Stock for an aggregate ownership of 35.9% of total common stock outstanding. BBC is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic") by virtue of its ownership of 100% of the outstanding BankAtlantic common stock. In August 2000, BBC shareholders approved a corporate transaction that resulted in the retirement of all publicly held BBC Class B Common Stock, other than the Class B Common Stock held by BFC. As a consequence, BFC is the sole holder of the Class B Common Stock which represents 47% of the voting rights of BBC. Because BFC controls greater than 50% of the vote of BBC, by virtue of its ownership of Class A and Class B Common Stock, which currently represents 61% of the combined voting power, BBC is consolidated in the Company's financial statements. The percentage of vote controls the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock controls the amount of BBC net income, recognized by the Company.

On May 24, 2001, BBC amended its articles of incorporation to grant voting rights to holders of BBC's Class A Common Stock, make BBC's Class B Common Stock convertible into Class A Common Stock on a share for share basis, and equalize the cash dividends payable on BBC's Class A Common Stock and Class B Common Stock. As a consequence of the amendment, BBC's Class A shareholders are entitled to one vote per share which in the aggregate represents 53% of the combined voting power of BBC Class A Common Stock and Class B Common Stock. The Class B Common stock represents the remaining 47% of the combined vote. The fixed voting percentages will be eliminated, and shares of Class B Common Stock will be entitled to only one vote per share, from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B Common Stock (which amount is 50% of the number of shares it now holds). If once the number of shares owned by the Company and its affiliates falls below 2,438,062 shares, then the Class B Common Stock and the Class A Common Stock of BBC will each entitle the holder to one vote per share. This amendment also provides that only the Company or its affiliates may hold Class B Common Stock and, accordingly, any sales of Class B Common Stock to unaffiliated third parties would result in those shares automatically converting into an equal number of shares of BBC's Class A Common Stock.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on expectations of BFC and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with: the impact and effects of leverage at BBC and BFC; economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and the related sufficiency of BBC's allowance for loan losses, changes in interest rates and economic policies; the success of technological, strategic and business initiatives; the profitability of its banking and non-banking initiatives; risks associated with the value of the Company's equity investments; expectations of performance improvements at BBC's investment banking and leasing subsidiaries; the impact of the implementation of FASB statement 141 and 142 and other factors discussed elsewhere in reports filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control.

Results of Operations

                                                               For the Three Months         For the Six Months
                                                                  Ended June 30,              Ended June 30,
                                                               --------------------         ------------------
(In thousands)                                                  2001          2000          2001          2000
                                                                ----          ----          ----          ----
Income Statement
Total interest income                                         $ 83,761        80,442       170,110       158,325
Total interest expense                                          50,892        50,783       105,793        98,379
                                                                ------        ------       -------        ------
Net interest income                                             32,869        29,659        64,317        59,946
Provision for loan losses                                        4,040         4,533         6,801        15,320
Gains on trading securities and securities
  available for sale,  net                                         125           202           260           252
Other non-interest income                                       28,106        24,442        54,936        53,801
Non-interest expense                                            45,419        42,075        89,376        84,677
Income before income taxes, minority interest,
  discontinued operations, extraordinary item and
  cumulative effect of a change in accounting principle         11,641         7,695        23,336        14,002
                                                                ------        ------       -------        ------
Provision for income taxes                                       5,273         2,998        10,782         6,428
Minority interest in income of consolidated subsidiaries         4,983         3,590         9,952         8,349
                                                                ------        ------       -------        ------
Income (loss) before discontinued operations,
  extraordinary item and cumulative effect of
  a change in accounting principle                               1,385         1,107         2,602          (775)
Discontinued operations, net of taxes                             --             259          --             259

Extraordinary item, net of tax                                    --            --            --           3,466
Cumulative effect of a change in accounting

 principle, net of tax                                            --            --           1,138          --
                                                                ------        ------       -------        ------
Net income                                                    $  1,385         1,366         3,740         2,950
                                                                ======        ======       =======        ======

Overview

For the Three Months Ended June 30, 2001 Compared to the Same 2000 Period:

Income before income taxes, minority interest, discontinued operations, extraordinary item and cumulative effect of a change in accounting principle, increased 51.3% from 2000. This improvement resulted primarily from increased net interest income, a reduction in BBC's provision for loan losses, and an increase in income from real estate operations. The above improvements in income were partially offset by lower gains on trading securities and securities available for sale, net higher compensation expense, a decline in income from investment banking operations and an increase in other operating expenses.

Net interest income increased by 10.8% from 2000. The improvement resulted from higher average earning assets and an improvement in net interest margin. The earning asset growth was primarily related to growth in the commercial real estate loan portfolio, and secondarily, higher securities average balances. The improvement in the net interest margin reflects the rapid decline in interest rates during the first six months of 2001.

The provision for loan losses decreased $493,000. The slight decline in the provision for loan losses primarily resulted from a continuing decline in charge-offs and required reserves associated with BBC's small business and indirect loan portfolios partially offset by additional reserves allocated to its syndication and lease financing portfolios.

Non-interest income increased by 14.6% from the 2000 quarter. The improvement in non-interest income primarily resulted from a substantial increase in income from our real estate operations as well as higher transaction account fees and gains on the sales of assets. The above increases in non-interest income were partially offset by lower revenues from BBC's investment banking operations.

Non-interest expense increased by 7.9% from 2000. The increase primarily resulted from higher compensation, occupancy and operating expenses.

For the Six Months Ended June 30, 2001 Compared to the Same 2000 Period:

Income before income taxes, minority interest, discontinued operations, extraordinary item and cumulative effect of a change in accounting principle increased 66.7% from 2000. The improvement primarily related to the items discussed above.

A $1.1 million gain, net of tax during the 2001 period resulted from the cumulative effect of a change in accounting principle related to the implementation of Financial Accounting Standard Number 133, "Accounting for Derivative Instruments and Hedging Activities". During the 2000 period the $3.5 million extraordinary gain, net of tax resulted from BBC's repurchase of its 5-5/8% Debentures at a discount and BBC's recognition of $259,000 of income from discontinued operations, net of tax. Income from discontinued operations resulted from the sale of a building used in BBC's mortgage servicing operations.

Net Interest Income

                                                          For the Three Months                   For the Six Months
                                                             Ended June 30,                        Ended June 30,
                                                          --------------------                   ------------------
(In thousands)                                       2001         2000       Change         2001         2000       Change
                                                     ----         ----       ------         ----         ----       ------
Interest and fees on loans and leases              $ 61,645       61,458          187      125,549      121,192        4,357
Interest and dividends on securities available
  for sale                                           13,324       12,984          340       26,733       26,672           61
Interest and dividends on other investments
  and trading securities                              8,792        6,000        2,792       17,828       10,461        7,367
Interest on deposits                                (23,089)     (22,267)        (822)     (47,533)     (42,105)      (5,428)
Interest on advances from FHLB                      (14,660)     (15,692)       1,032      (29,361)     (31,540)       2,179
Interest on securities sold under agreements to        --           --
  repurchase and federal funds purchased             (7,142)      (7,407)         265      (16,774)     (13,989)      (2,785)
Interest on subordinated debentures,                   --           --
  guaranteed preferred interest in BBC's Junior
  Subordinated Debentures and notes
   and bonds payable                                 (7,448)      (7,258)        (190)     (15,143)     (14,271)        (872)
Capitalized interest on real estate developments
  and joint ventures                                  1,447        1,841         (394)       3,018        3,526         (508)
                                                   --------       ------        -----       ------       ------        -----
Net interest income                                $ 32,869       29,659        3,210       64,317       59,946        4,371
                                                   ========       ======        =====       ======       ======        =====

Net interest margin                                    3.03%        2.95%        0.08%        2.97%        3.01%       (0.04)%
                                                   ========       ======        =====       ======       ======        =====

For the Three Months Ended June 30, 2001 Compared to the Same 2000 Period:

Net interest income increased by 10.8% from 2000. The increase was due to higher average loan, securities available for sale and securities held to maturity balances as well as a slight improvement in BBC's net interest margin. The growth in BBC's loan portfolio was primarily attributable to commercial real estate fundings and the origination of home equity loans. This growth resulted from BBC's strategy to emphasize commercial real estate loans and to grow its core commercial and retail banking business. This growth was partially offset by declines in BBC's small business, indirect consumer, syndication and international loan portfolios. The declines in the above portfolio balances reflects BBC's strategic decision to exit non-mortgage syndication, indirect consumer and correspondent financial institution lending as well as reduce its small business loan production. The growth in BBC's securities portfolio primarily resulted from the purchases of adjustable rate mortgage-backed securities. The securities were purchased to reposition BBC's portfolio in reaction to the significant decline in interest rates during the first six months of 2001.

BBC's net interest margin improved by 8 basis points from 2000. The increased margin primarily resulted from rates on interest bearing liabilities declining faster than yields on interest earning assets. Rate declines on interest-bearing liabilities were due to lower rates paid on deposit products, FHLB advances and short-term borrowings due to the rapid decline in interest rates during 2001. These rate declines were partially offset by BBC's additional subordinated investment note borrowings which were at higher rates than traditional borrowings. Proceeds from subordinated investment notes were used to fund the retirement of all publicly held Class B Common Stock of BBC and to retire a portion of BBC's 5-5/8% convertible debentures. Lower yields on interest earning assets reflected the re-pricing of BBC's floating rate loans and securities downward due to the declining interest rate environment during 2001.

For the Six Months Ended June 30, 2001 Compared to the Same 2000 Period:

Net interest income increased by 7.3% from 2000. Total interest income increased by $11.8 million and total interest expense increased by $7.4 million. The change in net interest income primarily related to the items discussed above for the three months ended June 30, 2001 except that the net interest margin during the 2001 period declined 4 basis point from the 2000 period. This decline in net interest margin resulted from higher rates on deposit products and additional subordinated investment note borrowings. The higher deposit rates primarily related to money market accounts and callable certificates of deposits. During the second quarter of 2001, the rates on money market accounts were significantly lowered and BBC exercised its right to redeem all callable certificate accounts.

Provision for Loan Losses

                                     For the Three           For the Six
                                        Months                  Months
                                     Ended June 30,          Ended June 30,
                                     --------------          --------------

(In thousands)                      2001        2000        2001        2000
                                    ----        ----        ----        ----
Balance, beginning of period      $ 48,200      48,722      48,072      45,522
Charge-offs:
  Syndication loans                   --          --          --          --
  Commercial business loans           --          --          --           (24)
  Commercial real estate loans        --          --          --          --
  Small business - real estate        --           (67)        (12)        (85)
  Small business - nonmortgage        (840)     (2,964)     (2,184)     (6,095)
  Lease financing                   (3,397)       (402)     (5,382)       (922)
  Consumer loan - indirect            (669)     (1,025)     (1,692)     (4,394)
  Consumer loans - direct             (314)       (283)       (691)     (1,777)
  Residential real estate loans       --          (241)       (152)       (341)
                                  --------    --------    --------    --------
                                    (5,220)     (4,982)    (10,113)    (13,638)
                                  --------    --------    --------    --------
Recoveries:
  Small business - real estate        --          --          --            42
  Small business - nonmortgage         637         174       1,478         287
  Lease financing                      705         108         989         162
  Commercial business loans             18          28         229        --
  Commercial real estate loans           7        --             7           2
  Residential real estate loans         91          96         156          97
  Consumer loans - indirect            480         847       1,248       1,545
  Consumer loans - direct              132         196         223         383
                                  --------    --------    --------    --------
                                     2,070       1,449       4,330       2,518
                                  --------    --------    --------    --------
Net charge-offs                     (3,150)     (3,533)     (5,783)    (11,120)
Provision for loan losses            4,040       4,533       6,801      15,320
                                  --------    --------    --------    --------
Balance, end of period            $ 49,090      49,722      49,090      49,722
                                  ========    ========    ========    ========

The provision for loan losses declined by $493,000 during the three months ended June 30, 2001 compared to the same 2000 period. The decline in the provision for loan losses primarily resulted from a continuing decline in charge-offs and required reserves associated with BBC's small business and indirect loan portfolios. These portfolios were responsible for the majority of the provisions for loan losses in prior periods. The above improvements in the provision for loan losses were partially offset by additional reserves allocated to BBC's syndication and lease financing portfolios. BBC increased specific reserves on one syndication loan due to a decline in the financial condition of the borrower. The leasing portfolio experienced a significant increase in charge-offs during the current period with a corresponding increase in delinquencies. As a consequence of these adverse trends BBC increased its reserves on the leasing portfolio and made several management and strategic decisions. These decisions include reducing lease financing originations, modifying its underwriting process, reducing staff and engaging a consulting firm to review all aspects of its leasing operations. BBC believes that these strategic initiatives will improve the operating result of its leasing subsidiary.

The decreased provision for loan losses during the 2001 six month period reflected improvements from the significant losses experienced in BBC small business and indirect consumer lending portfolios during the comparable 2000 period. During 2000, BBC significantly reduced the origination of small business loans and modified the underwriting process. BBC discontinued the origination of indirect consumer loans in December 1998 and non-mortgage syndication loans in June 2000. The improved loan loss experiences in the portfolios were partially offset by the additional reserves required for syndication and lease financing portfolios discussed above.

At the indicated dates, BBC's non-performing assets and potential problem loans were (in thousands):

                                                         June 30, December 31,
                                                           2001      2000
                                                           ----      ----
    Non performing assets
    Non-accrual:
    Tax certificates                                      $ 2,506     2,491
    Loans and leases                                       18,282    18,106
                                                          -------   -------
      Total non-accrual                                    20,788    20,597
                                                          -------   -------
    Repossessed assets:
    Real estate owned, net of allowance                     4,321     4,499
    Vehicles and equipment                                    325     1,742
                                                          -------   -------
      Total repossessed assets                              4,646     6,241
                                                          -------   -------
    Total non-performing assets                           $25,434    26,838
                                                          =======   =======

    Potential problem loans
    Contractually past due 90 days or more                $    46     7,086
    Performing impaired loans net of specific allowance    25,737    15,001
    Restructured loans                                        629      --
    Delinquent residential loans purchased                  4,291     5,389
                                                          -------   -------
    Total potential problem loans                         $30,703    27,476
                                                          =======   =======

Non-performing assets were slightly lower at June 30, 2001 compared to December 31, 2000. Nonaccrual assets remained at December 2000 levels while repossessed assets improved. BBC experienced declines in nonaccrual commercial, small business and consumer loans partially offset by increases in non-accrual leases and syndication loans. One $7.5 million syndication loan, which was included in performing impaired loans at December 31, 2000, was moved to non-accrual loans at June 30, 2001 due to the deteriorating financial condition of the borrower. The $2.6 million specific reserve on this loan at December 31, 2000 was increased to $4.8 million at June 30, 2001.

The improvement in repossessed assets resulted from fewer repossessed equipment and vehicles obtained from lease financing activities. BBC began repossessing and selling leased equipment earlier in the collection process during 2001.

The increase in potential problem loan balances primarily resulted from the impairment of syndication and commercial non-mortgage loans with an aggregate loan balance of $19.4 million and the restructuring of various non-mortgage small business loans. The decline in loans contractually past due 90 days or more from the December 31, 2000 balance reflects one loan that was repaid in February 2001. The decline in delinquent residential loans purchased reflected either a negotiated payoff or foreclosure and sale of the collateral.

Non-Interest Income

                                                                For the Three Months                For the Six Months
                                                                   Ended June 30,                     Ended June 30,
                                                                --------------------                ------------------
                                                             2001        2000      Change        2001        2000      Change
                                                             ----        ----      ------        ----        ----      ------
(In thousands)
Banking Operations
Loan late fees and other loan income                       $  1,157       1,069          88       2,066       2,107         (41)
Gains on sales of loans held for sale, net of write-down          9        (367)        376          22        (289)        311
Gains on trading securities and available for sale, net       1,221         202       1,019       1,356         252       1,104
Transaction fees                                              3,890       3,221         669       7,770       6,472       1,298
ATM fees                                                      2,654       2,718         (64)      5,306       5,233          73
Other                                                         1,119       1,019         100       2,415       1,966         449
                                                           --------    --------    --------    --------    --------    --------
    Non-interest income from bankings operations             10,050       7,862       2,188      18,935      15,741       3,194
                                                           --------    --------    --------    --------    --------    --------
Levitt Operations
Net revenues from sales of real estate                        7,949       2,646       5,303      14,519       5,757       8,762
Other                                                           681         575         106       1,407       4,879      (3,472)
                                                           --------    --------    --------    --------    --------    --------
    Non-interest income from Levitt operations                8,630       3,221       5,409      15,926      10,636       5,290
                                                           --------    --------    --------    --------    --------    --------
Ryan Beck Operations
Principal transactions                                        3,935       4,043        (108)      8,405       9,001        (596)
Investment banking                                            3,078       3,032          46       4,038       5,039      (1,001)
Commissions                                                   3,189       5,429      (2,240)      6,612      11,664      (5,052)
Other                                                           138         214         (76)        418         469         (51)
                                                           --------    --------    --------    --------    --------    --------
    Non-interest income from Ryan Beck operations            10,340      12,718      (2,378)     19,473      26,173      (6,700)
                                                           --------    --------    --------    --------    --------    --------
BFC Holding Company Operations
Net revenues from sales of real estate                           55         563        (508)      1,379         869         510
Loss on trading securities and available for sale, net       (1,096)       --        (1,096)     (1,096)       --        (1,096)
Other                                                           252         280         (28)        579         634         (55)
                                                           --------    --------    --------    --------    --------    --------
    Non-interest (loss) income from BFC operations             (789)        843      (1,632)        862       1,503        (641)
                                                           --------    --------    --------    --------    --------    --------
Total non-interest income                                  $ 28,231      24,644       3,587      55,196      54,053       1,143
                                                           ========    ========    ========    ========    ========    ========

Non-Interest Income - Banking Operations

For the Three Months Ended June 30, 2001 Compared to the Same 2000 Period:

Loan late fees and other loan income increased slightly from 2000. The increase primarily resulted from higher late fees collected on BBC's leasing portfolio and an increase in trade finance loan fees.

During the three months ended June 30, 2001 BBC sold $6.8 million of loans held for sale for a $9,000 gain. The loans sold were qualifying loans under the Community Reinvestment Act ("CRA"). During the three months ended June 30, 2000 BBC sold loans held for sale for a gain of $247,000, recognized a $86,000 decrease in the valuation allowance on residential loans held for sale and recorded a $700,000 unrealized loss on a syndication loan.

Gains on trading and available for sale securities, net during the three months ended June 30, 2001 consisted of the sale of equity securities for a gain of $1.2 million, the sale of fixed rate mortgage backed securities for a $497,000 gain, a $21,000 gain on a derivative instrument and write-downs of a limited partnership investment and an equity security of $54,000 and $418,000, respectively. The partnership and the equity security write-downs were due to other-than-temporary declines in value of the equity investments.

During the three months ended June 30, 2000 BBC securitized $33.6 million of loans held for sale and sold the resulting mortgage-backed securities for a gain of $312,000. In addition, BBC sold treasury notes for an $18,000 gain and corporate bonds for a $112,000 loss.

During the 2001 period transaction fee income increased by 21% from the comparable 2000 period. The improvement in fee income primarily resulted from an increase in fees earned on transaction account overdrafts.

During the 2001 period, ATM fee income declined by 2% compared to the same 2000 period. The decline resulted primarily from the termination of BBC's ATM relationship with K-Mart. The decline was substantially offset by a renegotiated profit sharing agreement at certain ATM locations and from Wal*Mart ATMs associated with the restructuring of BankAtlantic's ATM network. Wal*Mart agreed to forego all profit sharing in exchange for BBC leaving the ATM's in its stores until August 31, 2001.

Other income remained at 2000 levels. Included in other income during the three months ended June 30, 2001 was a $12,000 gain associated with the sale of a Wal*Mart in-store branch to an unrelated financial institution.

For the Six Months Ended June 30, 2001 Compared to the Same 2000 Period:

Loan late fees and other loan income declined slightly from 2000. The decline primarily resulted from lower prepayment penalties on commercial real estate loans and lower late fees earned on consumer and residential loans. The above declines were partially offset by the items discussed above for the three months ended June 30, 2001.

During the six months ended June 30, 2001, BBC sold $13.0 million of CRA loans held for sale for a $22,000 gain. During the six months ended June 30, 2000, BBC sold $23.4 million of loans held for sale and recorded a $532,000 gain, recognized a $121,000 increase in the valuation allowance on residential loans held for sale and recorded the unrealized loss on a syndication loan discussed above.

Gains on trading and available for sale securities, net during the six months ended June 30, 2001 consisted of items discussed above as well as the sale of a $1.0 million mutual fund investment for a $322,000 gain, a $221,000 write-down associated with a limited partnership investment and a $34,000 unrealized gain on derivative instruments.

Gains on trading and available for sale securities, net during the six months ended June 30, 2000 consisted of gains on the sale of mortgage-backed securities of $1.0 million, a $781,000 write-down of an equity security and $22,000 gains from government securities trading.

The increase in ATM fees and transaction fees were related to the items discussed above during the three months ended June 30, 2001.

Other income increased by 23% from 2000. Included in other revenues during the 2001 period was the sale of a branch facility for a $386,000 gain. During the 2000 period other income included a $182,000 gain from the sale of a parcel of land.

Non-Interest Income - Levitt Operations

Net revenues from sales of real estate represented the net profits on sales of real estate by Levitt and Sons and Core Communities as well as Levitt's equity in earnings from real estate joint venture activities. During the second quarter of 2001, Levitt and Sons sold real estate inventory for a net gain of $6.1 million, Core Communities sold developed land for a net gain of $1.3 million and Levitt realized $500,000 of earnings from joint venture activities. During the second quarter of 2000, Levitt and Sons sold real estate inventory for a net gain of $2.1 million, Core Communities sold developed land for a net gain of $701,000 and Levitt incurred a $128,000 loss from joint venture activities.

During the six months ended June 30, 2001, Levitt and Sons sold real estate inventory for a net gain of $10.5 million, Core Communities sold developed land for a net gain of $2.8 million and Levitt realized $1.2 million of earnings from joint venture activities. During the six months ended June 30, 2000, Levitt and Sons sold real estate inventory for a net gain of $4.3 million, Core Communities sold developed land for a net gain of $1.9 million and Levitt incurred a $412,000 loss from joint venture activities.

During the first six months of 2001, other income declined significantly from the comparable 2000 period. Included in other income during the 2000 period was a $3.9 million gain associated with a sale of a utility expansion receivable to a public municipality.

Non-Interest Income - Ryan Beck Operations

During the second quarter of 2001 compared to the same 2000 period revenues declined by 19%. The decline was primarily the result of reduced agency commissions. The reduced commissions were due to lower investor transaction volume due to a decline in overall financial market transactions.

During the six months ended June 30, 2001 compared to the same 2000 period, revenues declined by 26%. Revenues in the three major categories of fee income declined during the first six months of 2001 compared to the same 2000 period. Principal transactions, investment banking and commission revenues declined by 7%, 20% and 43%, respectively, from the corresponding 2000 period. The substantial reduction in revenues was attributed to the overall erosion of the stock market from its highs set during the first quarter of 2000. The principal transaction revenue decline reflected a 24% reduction in equity trading revenues partially offset by an increase in fixed income transaction revenues. This increase was related to revenues from a newly developed certificate of deposit and government agency department.

Non Interest Income - BFC Holding Company Operations

During the quarter ended June 30, 2001, net revenues from the sales of real estate reflects a net gain of approximately $22,000 on the sale of a building at BMOC and $33,000 of income from operations at Center Port. During the quarter ended June 30, 2000, BFC sold 11 acres at the Center Port property for a net gain of approximately $511,000 and recognized $52,000 in income from operations at Center Port. During the six months ended June 30, 2001 net revenues from the sales of real estate reflects the sale of BFC's ownership interest in Delray Industrial Park for approximately $1.3 million, the net gain on the sale of a building at BMOC and income from operations at Center Port. During the six months ended June 30, 2000, net revenues from sales of real estate reflects the sales of two buildings and 11 acres at the Center Port property and income from operations at Center Port.

During the quarter ended June 30, 2001, the loss on trading securities and available for sale, net related to the write-downs of equity securities resulting from declines in value of investments not considered temporary.

Non-Interest Expenses

                                                       For the Three Months          For the Six Months
                                                          Ended June 30,               Ended June 30,
                                                       --------------------          ------------------
                                                    2001      2000    Change       2001      2000    Change
                                                    ----      ----    ------       ----      ----    ------
(In thousands)
Banking Operations
Employee compensation and benefits                 $12,562    11,120     1,442     25,749    22,005     3,744
Occupancy and equipment                              6,172     5,638       534     12,191    11,239       952
Advertising and promotion                              970     1,452      (482)     1,557     2,033      (476)
Amortization of cost over fair value of
  net assets acquired                                  711       709         2      1,419     1,417         2
Other                                                6,228     5,334       894     11,483    10,536       947
                                                   -------   -------   -------    -------   -------   -------
  Non-interest expense from banking operations      26,643    24,253     2,390     52,399    47,230     5,169
                                                   -------   -------   -------    -------   -------   -------
Levitt Operations
Employee compensation and benefits                   2,133     1,316       817      4,269     2,641     1,628
Advertising and promotion                              779       835       (56)     1,579     1,448       131
Other                                                2,951     2,097       854      5,325     4,575       750
                                                   -------   -------   -------    -------   -------   -------
  Non-interest expense from Levitt operations        5,863     4,248     1,615     11,173     8,664     2,509
                                                   -------   -------   -------    -------   -------   -------
Ryan Beck Operations
Employee compensation and benefits                   8,457     8,732      (275)    16,733    18,576    (1,843)
Occupancy and equipment                                781       809       (28)     1,645     1,708       (63)
Advertising and promotion                              658       383       275        783       655       128
Amortization of cost over fair value of
  net assets acquired                                  338       315        23        655       623        32
Other                                                2,085     2,753      (668)     4,630     5,938    (1,308)
                                                   -------   -------   -------    -------   -------   -------
  Non-interest expense from Ryan Beck operations    12,319    12,992      (673)    24,446    27,500    (3,054)
                                                   -------   -------   -------    -------   -------   -------
BFC Holding Company Operations
Employee compensation and benefits                     443       340       103        979       664       315
Occupancy and equipment                                 21        15         6         61        23        38
Other                                                  130       227       (97)       318       596      (278)
                                                   -------   -------   -------    -------   -------   -------
  Non-interest expense from BFC operations             594       582        12      1,358     1,283        75
                                                   -------   -------   -------    -------   -------   -------
Total non-interest expenses                        $45,419    42,075     3,344     89,376    84,677     4,699
                                                   =======   =======   =======    =======   =======   =======

Non-Interest Expenses - Banking Operations

The increase in compensation expenses during the three and six months ended June 30, 2001 compared to the same 2000 periods primarily resulted from increases in compensation of existing employees and related health insurance benefits. BBC also strengthened its senior management team and hired information system personnel to upgrade their technology infrastructure and to implement internet banking strategy.

The increase in occupancy and equipment expenses during the three and six months ended June 30, 2001 compared to the same 2000 period was primarily due to additional data processing fees and higher depreciation expense. The increase in data processing fees was associated with additional charges from BBC's service bureau due to loan and deposit growth. The increase in depreciation expense related to upgrades in technology infrastructure.

The decline in advertising and promotion expense during the three and six months ended June 30, 2001 compared to the same 2000 periods related to promotions associated with BankAtlantic's new deposit and loan products that were introduced during 2000 along with BankAtlantic's promotion of internet banking.

The increase in other expenses during the three and six months ended June 30, 2001 compared to the same 2000 periods resulted from substantially higher legal expenses as well as additional telecommunication expenses associated with internet and technology upgrades. Also included in other expenses during the three and six months ended June 30, 2001 was income of $219,000 from a restructuring charge adjustment. During the 2001 second quarter, the restructuring charge liability established during the 2000 fourth quarter was adjusted downward to reflect lower ATM lease termination costs than had been projected when the restructuring charge was first determined.

Non-Interest Expenses  - Levitt Operations

The increase in compensation and benefits primarily resulted from the expansion of Levitt and Sons activities. The number of Levitt Corporation employees increased from 116 at January 1, 2000 to 196 at June 30, 2001. Levitt and Sons began several new development projects during 2000 and the first six months of 2001. This expansion also resulted in an increase in selling, general and administrative expenses.

Non-Interest Expenses  - Ryan Beck Operations

The decline in employee compensation and benefits during the three months ended June 30, 2001 compared to the same 2000 period was primarily due to lower commission expenses associated with a significant decline in Ryan Beck commission revenues discussed above. The significant decline in compensation expense during the six months ended June 30, 2001 compared to the same 2000 period resulted from substantial declines in Ryan Beck's revenues in all major revenue producing categories discussed above.

The decline in other expenses during the three and six months ended June 30, 2001 compared to the same 2000 period related to lower floor brokerage and clearing fees attributed to a significant reduction in commission revenues as well as the effects of lower clearing costs in the second quarter of 2001. The above expense reductions were partially offset by $262,000 of compensation severance charges associated with staff reductions in market related units.

During the second quarter of 2001, in response to adverse market conditions, the management of Ryan Beck initiated measures to reduce staff in operational departments most affected by the market downturn. Additionally, management is currently reviewing underperforming lines of business with a view towards improving Ryan Beck's performance in subsequent periods.

Non-Interest Expenses - BFC Holding Company Operations

The increase in employee compensation and benefits was primarily due to bonuses paid in 2001 and the decrease in other non-interest expense was primarily due to a decrease in legal and professional fees associated with litigation in 2000.

Segment Reporting

The table below provides segment information for income before minority interest in income of consolidated subsidiaries, discontinued operations, extraordinary item and the cumulative effect of a change in accounting principle for the three and six months ended June 30, 2001 and 2000 (in thousands):

                            For the Three Months          For the Six Months
                                Ended June 30,              Ended June 30,
                            --------------------          ------------------
  Segment net income         2001          2000          2001          2000
                             ----          ----          ----          ----
  Capital markets           $ 6,235         4,780        11,713         9,711
  Commercial banking          3,943         4,453         8,914        10,366
  Community banking           1,162          (401)        2,060        (5,523)
  Levitt Corporation          1,657            84         2,785         2,210
  Ryan Beck                    (588)          505        (1,773)          461
  BBC Parent Company         (3,804)       (4,418)       (8,269)       (8,541)
  BFC Holding Company        (2,237)         (306)       (2,876)       (1,110)
                            -------       -------       -------       -------
    Segment net income      $ 6,368         4,697        12,554         7,574
                            =======       =======       =======       =======

Capital Markets

The increase in segment net income for the three and six months ended June 30, 2001 compared to the same 2000 period reflected additional interest income resulting from growth in average earning assets. The increase in average earning assets resulted from the purchase of adjustable rate mortgage-backed securities and tax certificate acquisitions. The higher interest expense and overhead during the three and six months period resulted from an increase in allocated overhead due to higher average segment assets partially offset by a decline in the overhead allocation rate due to a lower cost of funds during 2001 compared to the same 2000 period.

Commercial Banking

The decline in segment net income for the three and six months ended June 30, 2001 compared to the same 2000 period resulted from a substantial increase in the provision for loan losses associated with the lease finance and syndication portfolios. This reduction in segment net income was partially offset by additional interest income from higher commercial real estate average balances and the decline in the overhead allocation rate discussed above. In addition, non-interest income increased during 2001 compared to the 2000 period attributable to a $700,000 unrealized loss recorded in June 2000 associated with a syndication loan.

Community Banking

The increase in segment net income for the three and six months ended June 30, 2001 compared to the same 2000 period primarily resulted from a significantly lower provision for loan losses. This improvement reflects declining small business and consumer indirect loan average balances and management's belief that substantial progress has been made in improving the credit quality of the loan portfolio in this segment with the origination of home equity loans and a significant reduction in the originations of non-mortgage small business loans.

Levitt Corporation

The increase in segment net income for the three and six months ended June 30, 2001 compared to the same 2000 period primarily resulted from an increase in Levitt and Sons net gains from residential real estate sales. During the second quarter of 2001 Levitt and Sons closed on 194 homes compared to 73 homes during the same 2000 period. During the six months ended June 30, 2001 Levitt and Sons closed on 361 homes compared to 188 homes during the same 2000 period. Income during the 2000 six month period included $3.9 million of income associated with a sale of a utility expansion receivable to a public municipality as part of the master plan for that community. In addition, income from joint venture operations was $500,000 and $1.2 million during the three and six months ended June 30, 2001, respectively, compared to net losses of $128,000 and $412,000 during the same 2000 periods.

Ryan Beck

Segment net income declined from $505,000 during the 2000 second quarter to a segment net loss of $588,000 during the same 2001 period. The reduced segment net income contribution resulted from a decline in commission income attributable to lower investor transaction volume due to a decline in overall financial market transactions.

Segment net income declined from $461,000 during the first six months of 2000 to a segment net loss of $1.8 million during the same 2001 period. The decline resulted from the impact of adverse market conditions on each of Ryan Beck's three major revenue sources: investment banking, trading (principal transactions) and commissions. Investment banking, trading and commission revenue declined by 20%, 7% and 43%, respectively, from the 2000 six month period.

BBC Parent Company

BBC parent company net loss declined during the three and six months ended June 30, 2001 compared to the same 2000 period. The decline primarily resulted from gains on the sales of equity securities and lower interest expense on floating rate debt. The decline in interest expense for the quarter reflects the recognition of deferred income associated with inter-company loans to Levitt Corporation. The deferred income was recognized when the real estate associated with the inter-company loans was sold. These reductions in the net segment loss were partially offset by lower interest income from the repayment of an inter-company $10 million note receivable along with higher interest expense associated with the investment notes issued during 2000.

BFC Holding Company

BFC holding company net loss increased during the three and six months ended June 30, 2001 compared to the same periods in 2000. The net loss increase was primarily due to the write-downs of equity securities attributable to declines in value not considered temporary, an increase in employee compensation and a decrease in interest income on advances due from affiliates. This increase in loss was offset in part by the gain from the sale of the ownership interest in Delray during 2001.

Financial Condition

The Company's total assets at June 30, 2001 were $4.8 billion compared to $4.7 billion at December 31, 2000. The increase in total assets primarily resulted from increased:

        1) loans receivable, net primarily from the origination and purchase of commercial real estate loans,
        2) real estate held for development and sale and joint venture activities due to an increase in Levitt and Sons real estate inventory,
        3)      other assets resulting from a substantial increase in the
                amounts due from Ryan Beck's clearing agent and
        4)      cash and due from depository institutions due to higher
                in-transit cash letter balances.

The above increases in total assets were partially offset by decreased:

        1) investment securities and tax certificates resulting from redemptions and maturities,
        2) securities available for sale resulting from a decline in fair value and write-downs of equity securities at BFC. This decrease was offset in part by an increase in securities available for sale resulting from BBC's purchase of adjustable rate mortgage backed securities,
        3)      trading securities related to Ryan Beck's operations, and
        4) accrued interest associated with the settlement of interest receivable on derivative securities.

The Company's total liabilities at June 30, 2001 were $4.5 billion compared to $4.4 billion at December 31, 2000.

The increase in total liabilities primarily resulted from increased:

        1) deposit balances reflecting an increase in time deposits, money market accounts and savings accounts,
        2) FHLB advances due additional three to five year variable rate advance borrowings,
        3) other liabilities associated with Levitt and Sons' construction accounts payable and
        4) Federal Funds purchased used to pay down securities sold under agreements to repurchase, and
        5) deferred tax liability, net primarily due to BBC's appreciation of securities available for sale and BFC's tax provided on undistributed earnings of BBC. This increase was partially offset with BFC's depreciation of securities available for sale.

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations, which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. The Company's primary market risk is interest rate risk and our secondary market risk is equity price risk. BFC's primary market risk, without consideration of BBC, is equity price risk relating to its equity investments.

Interest Rate Risk

The majority of BBC's assets and liabilities are monetary in nature subjecting BBC to significant interest rate risk, which would arise if the relative values of each of its assets and liabilities changed in conjunction with a general rise or decline in interest rates. BBC has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring their potential gains and losses in the net portfolio fair values of interest rate sensitive instruments at June 30, 2001 resulting from a change in interest rates.

The model calculates the net potential gains and losses in net portfolio fair value by:

        (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at June 30, 2001,

        (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and

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

Presented below is an analysis of the BBC's interest rate risk at June 30, 2001 as calculated utilizing BBC's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                              Net
                           Portfolio
    Changes                  Value                   Dollar
     in Rate                 Amount                  Change
-----------------       -----------------       -----------------
                     (dollars in thousands)
    +200 bp             $   286,531             $    (63,802)
    +100 bp             $   330,816             $    (19,517)
       0                $   350,333             $           0
    -100 bp             $   363,447             $      13,114
    -200 bp             $   345,004             $     (5,329)

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

It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that BBC assets and liabilities would be impacted as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory or reactive measures which we may take in the future.

Equity Price Risk

The Company maintains a portfolio of trading and available for sale securities, which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of our securities sold, not yet purchased, trading and available for sale securities at June 30, 2001 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below. (dollars in thousands)


                                     Available       Securities
    Percent      Trading             for Sale         Sold Not
   Change in    Securities          Securities           Yet         Dollar
   Fair Value   Fair Value          Fair Value        Purchased      Change
   ----------   ----------          ----------        ---------      ------
       20%       $   37,336       $   65,747      $    48,300        $  25,230
       10%       $   34,224       $   60,268      $    44,275        $  12,615
        0%       $   31,113       $   54,789      $    40,250        $       0
     (10)%       $   28,002       $   49,310      $    36,225        $ (12,615)
     (20)%       $   24,890       $   43,831      $    32,200        $ (25,230)

Excluded from the above table are $27.2 million of investments in private companies for which no current market exists. The ability to realize on or liquidate our investments will depend on future market conditions and is subject to significant risk.

Ryan Beck is a market maker in equity securities, which could result, from time to time, in Ryan Beck holding securities during declining markets.

BFC's Liquidity and Capital Resources

For the six months ended June 30, 2001 the primary sources of funds to the Company (without consideration of BBC's liquidity and capital resources which except as noted, are not available to BFC were dividends from BBC, increase in borrowings, funds received from the sale of the Company's ownership interest in Delray Industrial Park and a building at BMOC, revenues from property operations and principal reduction on loan receivables. These funds were primarily utilized to invest in equity securities, reduce mortgage payable and other borrowings and to fund operating expenses and general and administrative expenses. BFC has an $8.0 million revolving line of credit that can be utilized for specific purposes, as provided by the terms of the line of credit. At June 30, 2001, approximately $3.48 million was available under this facility.

During 1999 and 2000, the Company (without consideration of BBC) acquired interests in unaffiliated technology entities. During 2000, the ownership in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the managing general partners of these partnerships. Interests in such partnerships were sold in 2000 and 2001 to accredited investors, including affiliates, in private offerings. During 2000 and 2001, approximately $17.5 million of capital was raised by these partnerships. Of that amount, BFC, BBC and the general partners retained ownership of approximately $6.9 million and officers, directors and affiliates of the Company invested approximately $4.5 million in the partnerships. BFC loaned officers and directors approximately $1.2 million, with interest at the prime rate plus 1% and a maturity of February 2006, to make such investments. The Company also holds direct interests in non-affiliated entities of approximately $1.7 million in the retail sector and approximately $2.6 million in the technology sector.

As previously indicated the Company holds approximately 35.9% of all outstanding BBC Common Stock. The payment of dividends by BBC is subject to declaration by BBC's Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BBC and the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. While there is no assurance that BBC will pay dividends in the future, BBC has paid a regular quarterly dividend to its common stockholders since August 1993 and management of BBC has indicated that it will seek to declare regular quarterly cash dividends on the BBC Common Stock. BBC pays a quarterly dividend of $.029 per share on its Class A and Class B Common Stock. Based on its current level of ownership and BBC's current dividend rate, BFC receives approximately $382,000 per quarter in dividends from BBC.

BBC's Liquidity and Capital Resources

During July 2001, BBC sold 5.1 million shares of its Class A Common Stock in an underwritten public offering at a price of $8.50 per share. The net proceeds after underwriting discounts and expenses were $40.3 million. The net proceeds of the offering will be used to reduce debt at the BBC holding company level and for general corporate purposes.

On July 13, 2001, BBC exercised their right to redeem its subordinated investment notes. BBC had outstanding $34.8 million of subordinated investment notes with an 11% weighted average interest rate at June 30, 2001. The notes will be redeemed on August 15, 2001.

In August 2001, BBC's Board of Directors passed a resolution to redeem its 6.75% Convertible Subordinated Debentures. These Debentures currently trade at a premium to the call price, and are convertible at $5.70 per share. The amount of Debentures redeemed and the timing of the redemptions are subject to market conditions.

In August 2001, the Office of Thrift Supervision ("OTS") approved BBC's request to transfer direct ownership of Levitt Corporation from BankAtlantic to BankAtlantic Bancorp. As a consequence of the transfer, loans from BankAtlantic to Levitt-related entities will be subject to regulatory restrictions on loans to affiliates. Loans currently outstanding to Levitt will be grandfathered and therefore would not be subject to the restrictions. The transfer is pending Board approval and is anticipated to occur during the 2001 third quarter. Management of BBC believes that the transfer on Levitt Corporation to BankAtlantic Bancorp would not have a material effect on the operations of Levitt Corporation or BankAtlantic Bancorp.

BBC's principal source of liquidity is dividends from BankAtlantic. During 2000, BBC received $23.2 million of dividends from BankAtlantic. BBC also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. These funds are utilized primarily to service debt, to pay dividends to BBC's shareholders and to make investments in equity securities. BBC's annual debt service at June 30, 2001 associated with its subordinated debentures, Trust Preferred Securities, and financial institution borrowings was $16.7 million. BBC's estimated current annual dividends to common shareholders are $4.8 million. The declaration and payment of dividends by BBC will depend upon, among other things, the results of operations, financial condition and cash requirements as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC. Payments and distributions by BankAtlantic to BBC are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income.

BankAtlantic's primary sources of funds during the first six months of 2001 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, REO, and real estate held for development, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment, and deposit inflows. These funds were primarily utilized to fund operating expenses, deposit outflows, and to fund or purchase loans, FHLB stock, tax certificates, trading securities, real estate inventory, joint venture investments and securities available for sale. At June 30, 2001, BankAtlantic met all applicable liquidity and regulatory capital requirements.

BankAtlantic has entered into discussions with other banks concerning the possible sale of selected branches located in Wal*Mart Super Stores ("in-store branches"). At June 30, 2001 BankAtlantic had fifteen in-store branches with aggregate deposit balances of approximately $126.9 million. One in-store branch was sold in June 2001. BankAtlantic is actively seeking buyers for the fifteen remaining branches. As of June 30, 2001 BankAtlantic had contracts to sell eleven of those branches by December 31, 2001 to unrelated financial institutions.

BBC's commitments to originate and purchase loans at June 30, 2001 were $174.5 million and $20.4 million compared to $155.9 million and $0 million at June 30, 2000, respectively. Additionally, BBC had commitments to purchase $931,000 of mortgage-backed securities at June 30, 2000 compared to $138 million at June 30, 2001. At June 30, 2001, loan commitments represented approximately 6.6% of loans receivable, net.

At the indicated date BankAtlantic's capital amounts and ratios were (dollars in thousands):

                                                           Minimum Ratios
                                                      ------------------------
                                        Actual        Adequately     Well
                                   ----------------   Capitalized  Capitalized
                                   Amount     Ratio      Ratio       Ratio
                                   ------     -----      -----       -----
At June 30, 2001:
   Total risk-based capital       $342,571    10.96%      8.00%      10.00%
   Tier 1 risk-based capital      $304,709     9.75%      4.00%       6.00%
   Tangible capital               $304,709     6.79%      1.50%       1.50%
   Core capital                   $304,709     6.79%      4.00%       5.00%

   At December 31, 2000:
   Total risk-based capital       $328,973    11.00%      8.00%      10.00%
   Tier 1 risk-based capital      $291,544     9.74%      4.00%       6.00%
   Tangible capital               $291,544     6.66%      1.50%       1.50%
   Core capital                   $291,544     6.66%      4.00%       5.00%


Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

BBC's wholly owned subsidiary, Ryan Beck, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At June 30, 2001, Ryan Beck's regulatory net capital was approximately $4.6 million, which exceeded minimum net capital rule requirements by $3.6 million.

Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker; However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at June 30, 2001.

                           PART II - OTHER INFORMATION

Item 1 through 5. - Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

        a)      Index to Exhibits - None

        b) No report on Form 8-K was filed during the three months ended June 30, 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BFC FINANCIAL CORPORATION



Date:     August 6, 2001    By:         /s/  Alan B. Levan
                                    -----------------------------------------
                                    Alan B. Levan, President



Date:     August 6, 2001    By:         /s/  Glen R. Gilbert
                                    -----------------------------------------
                                    Glen R. Gilbert, Executive Vice President
                                        Chief Accounting Officer and
                                        Chief Financial Officer