Form 10-Q
period 2001-09-30
BFC FINANCIAL CORP
filed 2001-11-14
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 2001

                              --------------------

                        Commission File Number: 000-09811


                            BFC FINANCIAL CORPORATION
                         State of Incorporation: Florida

                              --------------------

                I.R.S. Employer Identification Number: 59-2022148


           1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304
                                 (954) 760-5200

                              --------------------




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



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Consolidated Statements of Financial Condition as of September 30, 2001 and December 31, 2000 - Unaudited

               Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000 - Unaudited

               Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 2001 and 2000 - Unaudited

               Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 - Unaudited

               Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
           Consolidated Statements of Financial Condition - Unaudited
                        (In thousands, except share data)

                                                                      September 30, December 31,
                                                                          2001         2000
                                                                          ----         ----
                                     ASSETS
Cash and due from depository institutions                             $   90,359   $   87,025
Federal Funds sold and securities purchased under resell agreements       17,280        1,584
Investment securities and tax certificates (approximate fair value:
    $366,616 and $387,971)                                               359,967      383,619
Loans receivable, net                                                  2,888,096    2,855,015
Securities available for sale, at fair value                             961,119      887,946
Trading securities, at fair value                                         33,024       43,557
Accrued interest receivable                                               36,183       44,046
Real estate held for development and sale and joint ventures             178,043      153,380
Office properties and equipment, net                                      62,093       59,961
Federal Home Loan Bank stock, at cost which approximates fair value       56,428       51,940
Deferred tax asset, net                                                     --          4,345
Cost over fair value of net assets acquired, net                          40,807       49,882
Other assets                                                              54,961       32,654
                                                                      ----------   ----------
      Total assets                                                    $4,778,360   $4,654,954
                                                                      ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                              $2,293,597   $2,234,485
Advances from FHLB                                                     1,113,979    1,038,801
Federal Funds purchased                                                   70,000        9,700
Securities sold under agreements to repurchase                           546,521      659,502
Subordinated debentures, notes and bonds payable                         151,034      238,330
Guaranteed preferred beneficial interests in BBC's Junior
  Subordinated Debentures                                                 74,750       74,750
Deferred tax liability, net                                                4,583         --
Other liabilities                                                        163,190      132,523
                                                                      ----------   ----------
  Total liabilities                                                    4,417,654    4,388,091
                                                                      ----------   ----------

Minority interest                                                        287,885      194,248

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                            --           --
Class A common stock of $.01 par value, authorized 20,000,000
  shares; issued and outstanding 6,454,494 in 2001 and 2000                   58           58
Class B common stock, of $.01 par value, authorized 20,000,000
  shares; issued and outstanding 2,354,907 in 2001 and 2000                   21           21
Additional paid-in capital                                                23,663       25,788
Retained earnings                                                         46,094       41,721
                                                                      ----------   ----------
  Total stockholders' equity before
    accumulated other comprehensive income                                69,836       67,588
Accumulated other comprehensive income                                     2,985        5,027
                                                                      ----------   ----------
  Total stockholders' equity                                              72,821       72,615
                                                                      ----------   ----------

 Total liabilities and stockholders' equity                           $4,778,360   $4,654,954
                                                                      ==========   ==========


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
                      (In thousands, except per share data)

                                                For the Three Months      For the Nine Months
                                                 Ended September 30,       Ended September 30,
                                                 -------------------       -------------------
Interest income:                                  2001         2000         2001         2000
                                                  ----         ----         ----         ----
Interest and fees on loans and leases          $  60,441    $  62,695    $ 185,990    $ 183,887
Interest and dividends on securities
  available for sale                              13,150       12,346       39,883       39,018
Interest and dividends on other
  investments and trading securities               9,595       10,293       27,423       20,754
                                                 -------      -------      -------      -------
Total interest income                             83,186       85,334      253,296      243,659
                                                 -------      -------      -------      -------
Interest expense:
Interest on deposits                              21,410       24,070       68,943       66,175
Interest on advances from FHLB                    15,476       15,158       44,837       46,698
Interest on securities sold under
  agreements to repurchase and
  federal funds purchased                          4,618       10,317       21,392       24,306
Interest on subordinated debentures,
  guaranteed preferred interest in
  BBC's Junior Subordinated Debentures
  and notes and bonds payable                      6,263        7,908       21,406       22,179
Capitalized interest on real estate
  developments and joint ventures                 (1,426)      (1,400)      (4,444)      (4,926)
                                                 -------      -------      -------      -------
Total interest expense                            46,341       56,053      152,134      154,432
                                                 -------      -------      -------      -------
Net interest income                               36,845       29,281      101,162       89,227
Provision for loan losses                          7,258        6,696       14,059       22,016
                                                 -------      -------      -------      -------
Net interest income after provision
  for loan losses                                 29,587       22,585       87,103       67,211
                                                 -------      -------      -------      -------
Non-interest income:
Investment banking income                         10,944        9,182       29,999       34,886
Transaction fees                                   3,820        3,351       11,590        9,823
Net revenues from sales of real estate
  and joint venture activities                    11,782        5,804       27,680       12,430
ATM fees                                           2,974        2,827        8,280        8,060
Loan late fees and other loan income                 929          981        2,995        3,088
Gains (loss) on loans held for sale, net               1         (144)          23         (433)
Gains (losses) on trading securities and
  securities available for sale, net                 236          (24)         496          228
Other                                              2,290        1,590        7,109        9,538
                                                 -------      -------      -------      -------
Total non-interest income                         32,976       23,567       88,172       77,620
                                                 -------      -------      -------      -------
Non-interest expense:
Employee compensation and benefits                23,358       22,787       71,088       66,673
Occupancy and equipment                            7,271        6,965       21,168       19,934
Advertising and promotion                          1,943        1,953        5,862        6,089
Amortization of cost over fair value
  of net assets acquired                           1,041        1,018        3,115        3,058
Impairment of cost over fair value
  of net assets acquired                           6,624         --          6,624         --
Other                                             12,354       10,424       34,110       32,068
                                                 -------      -------      -------      -------
Total non-interest expense                        52,591       43,147      141,967      127,822
                                                 -------      -------      -------      -------
Income before income taxes, minority
  interest, discontinued operations,
  extraordinary items and cumulative
  effect of a change in accounting
  principle                                        9,972        3,005       33,308       17,009
Provision for income taxes                         7,468        2,107       18,250        8,536
Minority interest in income of
  consolidated subsidiaries                        1,618        3,637       11,570       11,987
                                                 -------      -------      -------      -------
Income (loss) before discontinued
  operations, extraordinary items
  and cumulative effect of a change
  in accounting principle                            886       (2,739)       3,488       (3,514)
Discontinued operations, net of taxes               --            165         --            424
Extraordinary items, net of taxes                   (253)       3,966         (253)       7,432
Cumulative effect of a change in
  accounting principle, net of tax                  --           --          1,138         --
                                                 -------      -------      -------      -------
Net income                                     $     633    $   1,392    $   4,373    $   4,342
                                                 =======      =======      =======      =======

Basic earnings (loss) per share before
  discontinued operations,  extraordinary
  items and cumulative effect of  a
  change in accounting principle               $    0.11    $   (0.34)        0.44    $   (0.44)
Basic earnings per share from
  discontinued operations                           --           0.02         --           0.05
Basic earnings (loss) per share from
  extraordinary items                              (0.03)        0.50        (0.03)        0.94
Basic earnings per share from cumulative
  effect of a change in accounting principle        --           --           0.14         --
                                                 -------      -------      -------      -------
Basic earnings per share                       $    0.08    $    0.18         0.55    $    0.55
                                                 =======      =======      =======      =======

Diluted earnings (loss) per share before
  discontinued operations, extraordinary
  items and cumulative effect of a
  change in accounting principle               $    0.10    $   (0.32)        0.40    $   (0.41)
Diluted earnings per share from
  discontinued operations                           --           0.02         --           0.05
Diluted earnings (loss) per share from
  extraordinary items                              (0.03)        0.46        (0.03)        0.87
Diluted earnings per share from
  cumulative effect of a change in
  accounting principle                              --           --           0.13         --
                                                 -------      -------      -------      -------
Diluted earnings per share                     $    0.07    $    0.16         0.50    $    0.51
                                                 =======      =======      =======      =======
Basic weighted average number of
  common shares outstanding                        7,957        7,957        7,957        7,957
                                                 =======      =======      =======      =======
Diluted weighted average number of
  common and common equivalent
  shares outstanding                               8,938        8,492        8,740        8,508
                                                 =======      =======      =======      =======


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
               Consolidated Statements of Stockholders' Equity
                      and Comprehensive Income - Unaudited
              For the nine months ended September 30, 2000 and 2001
                                 (in thousands)

                                                                                                    Accumulated
                                                                                                      Other
                                        Compre-     Class A     Class B    Additional              Comprehensive
                                        hensive      Common     Common      Paid-in     Retained      Income
                                        income       Stock      Stock       Capital     Earnings      (loss)        Total
                                        ------       -----      -----       -------     --------      ------        -----
Balance, December 31, 1999                         $     58          21      25,890       38,086      (5,090)      58,965
 Net income                           $  4,342         --          --          --          4,342        --          4,342
                                      --------
 Other comprehensive income
   (loss), net of tax:
   Unrealized gains on securities
    available for sale                   3,552
    Reclassification adjustment
     for net gains included
     in net income                        (460)
                                      --------
 Other comprehensive income              3,092
                                      --------
Comprehensive income                  $  7,434
                                      ========
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                 --          --            25         --          --             25
Net change in unrealized
 depreciation on securities
 available for sale-net of
 deferred  income taxes                                --          --          --           --         3,092        3,092
                                                   --------    --------    --------     --------    --------     --------
Balance, September 30, 2000                        $     58          21      25,915       42,428      (1,998)      66,424
                                                   ========    ========    ========     ========    ========     ========

Balance, December 31, 2000                         $     58          21      25,788       41,721       5,027       72,615
 Net income                           $  4,373         --          --          --          4,373        --          4,373
                                      --------
 Other comprehensive income,
   net of tax:
   Unrealized losses on securities
    available for sale                  (1,363)
   Accumulated losses associated
    with BBC cash flow hedge              (272)
    Reclassification adjustment
     for net gains included
     in net income                        (407)
                                      --------
 Other comprehensive loss               (2,042)
                                      --------
Comprehensive income                  $  2,331
                                      ========
Net effect of BBC capital
 transactions, net of
 deferred income taxes                                 --          --        (2,125)        --          --         (2,125)
Net change in other
 comprehensive income
 net of income taxes                                   --          --          --           --        (2,042)      (2,042)
                                                   --------    --------    --------     --------    --------     --------
Balance, September 30, 2001                        $     58          21      23,663       46,094       2,985       72,821
                                                   ========    ========    ========     ========    ========     ========


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                                   For the Nine Months
                                                                   Ended September 30,
                                                                   -------------------
                                                                   2001           2000
                                                                   ----           ----
Operating activities:
Income (loss) before discontinued operations,
  extraordinary items and cumulative effect of
  a change in accounting principle                            $     3,488    $    (3,514)
Income from discontinued operations, net of taxes                    --              424
Extraordinary item, net of taxes                                     (253)         7,432
Cumulative effect of a change in
  accounting principle, net of tax                                  1,138           --
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
Provision for credit losses                                        15,257         22,771
Change in real estate inventory                                   (23,735)        (1,317)
Minority interest in income of consolidated subsidiaries           11,570         11,987
Equity in joint venture earnings                                   (2,667)        (1,235)
Loans held for sale activity, net                                 (22,520)      (120,131)
Proceeds from sales of loans classified as held for sale           13,150         42,606
Gains on securities activities, net                                  (496)          (228)
(Gains) losses on sales of REO                                     (1,174)            82
Gains on sales of property and equipment                             (178)          (240)
Gains on sales of in-store branches                                  (319)          --
Depreciation, amortization and accretion, net                       4,606          7,388
Amortization of cost over fair value of net assets acquired         3,115          3,058
Impairment of cost over fair value of net assets acquired           6,624           --
Compensation in connection with corporate merger                     --            1,320
Increase in deferred tax liability, net                             4,244            768
Trading activities, net                                            10,533         (2,563)
Decrease (increase) in accrued interest receivable                  7,863        (10,307)
Proceeds from escrow for called debenture liability                  --            2,455
(Increase) decrease  in other assets                              (25,741)         4,863
Increase in other liabilities                                      28,001         26,002
                                                              -----------    -----------
Net cash provided by (used in) operating activities                32,506         (8,379)
                                                              -----------    -----------
Investing activities:
Proceeds from redemption and maturities of
  investment securities and tax certificates                      155,644         85,972
Purchase of investment securities and tax certificates           (131,865)      (136,766)
Purchases of securities available for sale                       (480,749)       (81,986)
Proceeds from sales and maturities of
  securities available for sale                                   402,786        225,266
Purchases of mortgage-backed securities held to maturity             --         (235,458)
Principal paydowns of mortgage-backed
  securities held to maturity                                        --           10,360
Proceeds from sales of FHLB stock                                     512         14,627
FHLB stock acquired                                                (5,000)        (8,205)
Purchases and net originations of loans and leases                (41,371)       (67,877)
Proceeds from sales of real estate owned                            5,338          3,711
Net additions to office property and equipment                     (6,583)        (8,394)
Acquisition, net of cash acquired                                    (315)          (222)
Investment in and advances to joint ventures, net                   1,326         (3,171)
                                                              -----------    -----------
Net cash used in investing activities                            (100,277)      (202,143)
                                                              -----------    -----------
Financing activities:
Net increase in deposits                                           59,112        158,836
Repayments of FHLB advances                                      (289,822)    (1,182,441)
Proceeds from FHLB advances                                       365,000      1,064,004
Net (decrease) increase in securities sold
  under agreements to repurchase                                 (112,981)       200,572
Net increase in federal funds purchased                            60,300          7,600
Repayment of notes and bonds payable                              (45,426)       (53,080)
Proceeds from notes and bonds payable                              44,073         62,306
Retirement of convertible subordinated debentures                    --          (50,786)
Retirement of subordinated investment notes                       (35,042)          --
Issuance of subordinated investment notes                            --           34,678
BBC issuance of common stock upon
  exercise of stock options                                         1,325          2,169
BBC issuance of Class A Common Stock                               40,372           --
Payments to acquire and retire BBC common stock                      --           (4,363)
Payments to acquire and retire publicly held
  BBC Class B Common Stock                                           --          (33,050)
BBC common stock dividends paid to
  non-BFC shareholders                                             (2,508)        (2,144)
Minority interest capital contributions                             2,398           --
                                                              -----------    -----------
Net cash provided in financing activities                          86,801        204,301
                                                              -----------    -----------
Increase (decrease) in cash and cash equivalents                   19,030         (6,221)
Cash and cash equivalents at beginning of period                   88,609          1,545
Cash resulting from consolidation of BBC                             --           90,383
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $   107,639    $    85,707
                                                              ===========    ===========

Supplementary disclosure of non-cash
  investing and financing activities:
Interest paid                                                 $   160,082    $   157,727
Income taxes paid                                                  13,875          2,466
Loans transferred to real estate owned                              3,040          5,204
Loan charge-offs                                                   16,771         20,027
Tax certificate net charge-offs                                     1,285            458
Increase in equity for the tax effect related to
  the exercise of BBC employee stock options                          388            100
Change in other comprehensive income (loss)                        (3,325)         5,034
Change in deferred taxes on other
  comprehensive income (loss)                                       1,283         (1,942)
Change in stockholders' equity from other
 comprehensive (loss) income                                       (2,042)         3,092
Change in stockholders' equity from the
 net effect of  BBC capital transactions                           (2,125)            25
Reduction in BBC stockholders' equity from
  the retirement of restricted stock                                 --           (3,187)
Increase in other liabilities from the
  retirement of restricted stock                                     --            3,187
Loan securitizations                                                 --           58,491


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.  Presentation of Interim Financial Statements

BFC Financial Corporation and its subsidiaries, identified herein as the "Company" and "BFC", is a unitary savings bank holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("BBC"). BBC is also a diversified financial services holding company that owns 100% of BankAtlantic, a Federal Savings Bank ("BankAtlantic"), Levitt Corporation ("Levitt") and Ryan Beck & Co., LLC ("Ryan Beck").

Because BFC controls greater than 50% of the vote of BBC, by virtue of its ownership of Class A and Class B Common Stock, which currently represents 56.5% of the combined voting power, BBC is consolidated in the Company's financial statements. The percentage of votes controlled by the Company determines the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock determines the amount of BBC net income, recognized by the Company.

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at September 30, 2001 and December 31, 2000, the consolidated results of operations for the three and nine month periods ended September 30, 2001 and 2000, the consolidated stockholders' equity and comprehensive income (loss) for the nine months ended September 30, 2001 and 2000 and the consolidated cash flows for the nine months ended September 30, 2001 and 2000. Such adjustments consisted only of normal recurring items except for the cumulative effect of a change in accounting principle and extraordinary items discussed in Note 10 and Note 3, respectively. The accompanying unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Investment in BBC and BBC's Equity Transactions

At September 30, 2001, the Company owned 8,296,891 shares of BBC Class A Common Stock and 4,876,124 shares of BBC Class B Common Stock representing 25.8% of all outstanding BBC Common Stock. At September 30, 2001, the Company's ownership percentage of BBC Class A and Class B Common Stock was approximately 18% and 100%, respectively. At September 30, 2001 the shares of Class A Common Stock and Class B Common Stock owned by the Company represented approximately 56.5% of the voting power of all outstanding shares of BBC's Common Stock.

On May 24, 2001, BBC amended its articles of incorporation to (i) grant voting rights to holders of BBC's Class A Common Stock, (ii) make BBC's Class B Common Stock convertible into Class A Common Stock on a share for share basis, and
(iii) equalize the cash dividends payable on BBC's Class A Common Stock and Class B Common Stock. As a consequence of the amendment, BBC's Class A shareholders are now entitled to one vote per share which in the aggregate represents 53% of the combined voting power of BBC Class A Common Stock and Class B Common Stock. The Class B Common stock represents the remaining 47% of the combined vote. The fixed voting percentages will be eliminated, and shares of Class B Common Stock will be entitled to only one vote per share, from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B Common Stock (which amount is 50% of the number of shares it now holds).

During July 2001, BBC sold 5.1 million shares of its Class A Common Stock in an underwritten public offering at a price of $8.50 per share. The net proceeds after underwriting discounts and expenses were approximately $40.3 million and were used to redeem approximately $34.8 million of BBC's subordinated investment notes and for general corporate purposes. On August 15, 2001, BBC called for redemption approximately $51 million in principal amount of its outstanding 6-3/4% Convertible Subordinated Debentures due 2006. The 6 3/4% Convertible Debentures were convertible into BBC Class A Common Stock at $5.70 per share. At the redemption date on September 19, 2001, all but approximately $251,000 of the 6 3/4% Convertible Debentures were converted by holders into an aggregate of 8,919,649 shares of BBC Class A Common Stock.

Pursuant to a 1998 acquisition agreement under which Ryan Beck acquired Cumberland Advisors, BBC issued 43,991 and 55,239 shares of BBC Class A Common Stock and made a cash payment of $315,000 and $210,000, respectively, to former Cumberland Advisors' partners during the nine months ended September 30, 2001 and 2000, respectively. This additional consideration was considered an adjustment to the purchase price which increased goodwill associated with the acquisition. BBC's Class A Common Stock issued is subject to restrictions prohibiting transfers for two years.

During the third quarter of 2001, BBC issued 196,500 shares of restricted BBC Class A Common Stock to certain key employees of BankAtlantic. The restricted stock vests over designated periods and had a fair market value of $1.4 million on the issue date.

3.  Extraordinary Items

During the third quarter of 2001, BBC redeemed $34.8 million of its subordinated investment notes and recognized a $253,000 (net of income tax) extraordinary loss.

During the nine months ended September 30, 2000, BBC repurchased $51 million in aggregate principal amount of BBC's 5-5/8% Convertible Subordinated Debentures due 2007 at a purchase price of $37.7 million and recognized a $4.0 million and $7.4 million (net of income tax) extraordinary gain upon the retirement of these Debentures for the three and nine months ended September 30, 2000, respectively.

4. Trading Securities

Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the three and nine months ended September 30, 2001, Ryan Beck realized net revenues from principal transactions of $4.0 million and $12.4 million, respectively, compared to $3.0 million and $12.0 million during the same 2000 periods. Furthermore, included in other liabilities at September 30, 2001 and December 31, 2000 was $43.3 million and $12.0 million, respectively, of securities sold, not yet purchased, relating to Ryan Beck trading activities.

Ryan Beck's trading securities consisted of the following (in thousands):

                                             September 30,    December 31,
                                                 2001             2000
                                                 ----             ----
        Debt obligations:
          States and municipalities             $ 4,169           11,731
          Corporations                              345              227
          U.S. Government and agencies           24,733           24,476
          Corporate equities                      3,777            3,401
          Certificates of deposit                  --              3,722
                                                -------          -------
                                                $33,024           43,557
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

BBC's loans held for sale consisted of the following (in thousands):

                                           September 30,     December 31,
                                               2001             2000
                                               ----             ----
         Residential                          $ 8,272             --
         Commercial syndication                67,595           80,016
                                              -------          -------
           Total loans held for sale          $75,867           80,016
                                              =======          =======

In February 2001, BFC originated several loans to officers and directors totaling approximately $1.2 million. The loans bear interest at the prime rate plus 1% and are due in February 20006.

6.  Real Estate Held for Development and Sale and Joint Venture Activities

Real estate held for development and sale and joint venture activities consisted of the combined activities of Core Communities, Inc. ("Core Communities" f/k/a St. Lucie West Holding Corporation) and Levitt and Sons as well as Levitt Corporation's joint venture activities. Core Communities is the developer of the master planned communities of St. Lucie West and Westchester in St. Lucie County Florida. During September 2001, Core Communities purchased for $17.0 million Live Oak Preserve, a 1,285-acre master planned community in Tampa, Florida zoned for both commercial and residential developments. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. Also included in real estate held for development and sale and joint venture activities are BFC's properties - Burlington Manufacturers Outlet Center ("BMOC"), Center Port and through March 2001, a 50% interest in Delray Industrial Park. In March 2001, the Company's 50% ownership interest in Delray Industrial Park was sold and the Company recognized a net gain of approximately $1.3 million.

Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                               September 30,     December 31,
                                                   2001              2000
                                                   ----              ----
    Land and land development costs              $105,847            87,989
    Construction costs                             22,902            15,254
    Other costs                                     8,705             4,775
    Equity investments in joint venture             6,865             7,559
    Loans to joint ventures                        28,713            29,125
    Other                                           5,011             8,678
                                                 --------          --------
                                                 $178,043           153,380
                                                 ========          ========

The components of net revenues from sales of real estate were as follows (in thousands):

                                    For the Three Months    For the Nine Months
                                     Ended September 30,     Ended September 30,
                                     -------------------     -------------------
                                      2001        2000        2001        2000
                                      ----        ----        ----        ----
Sales of real estate                 $33,921      21,486      93,569      66,281
Cost of sales                         23,577      17,255      68,556      55,086
                                     -------     -------     -------     -------
  Gains on sales of real estate       10,344       4,231      25,013      11,195
Gain on joint venture activities       1,438       1,573       2,667       1,235
                                     -------     -------     -------     -------
Gains on sales of real estate
  held for sale and joint
  venture activities                 $11,782       5,804      27,680      12,430
                                     =======     =======     =======     =======

7.  Comprehensive Income

The components of other comprehensive income relate to the net unrealized appreciation on securities available for sale, net of income taxes, and the Company's proportionate share of non wholly-owned subsidiaries' other comprehensive income, net of income taxes. The income tax provision relating to the Company's proportionate share of comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2001 and 2000 was $284,000 and $252,000, respectively.

8.  Restructuring Charge

During December 2000, BankAtlantic adopted a plan to terminate its ATM relationships with Wal*Mart and K-Mart. The restructuring of the ATM network is part of BBC's company - wide program to review all lines of business.

The table below summarizes amounts paid associated with the restructuring liability included in other liabilities during the nine months ended September 30, 2001 (in thousands):

                                               Amount
                                                Paid
                                    Initial    During                  Ending
Type of restructuring charge        Amount     Period    Adjustments   Balance
----------------------------        ------     ------    -----------   -------
   Lease contract
     termination costs              $1,768     (1,678)       (129)       --
   De-installation costs               305        (43)        (90)        133
   Other                                74       --          --            74
                                    ------     ------      ------      ------

     Total restructuring charge     $2,147     (1,721)       (219)        207
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

9.  Impairment of Long-Lived Assets

BBC acquired Leasing Technology, Inc. ("LTI"), a company engaged in the equipment and commercial vehicle leasing and finance business in March 1998 with the objective of expanding LTI's operations and cross-selling its products to BBC's customers. During 1998 through 2000 LTI's lease production increased significantly, while delinquency trends and charge-offs increased in absolute dollars and as a percentage of the portfolio, particularly in the first six months of 2001. During the third quarter of 2001, an extensive review was performed of LTI's operations, which included comparing LTI's actual performance to its business plan and evaluating LTI's product line in light of BBC's core business strategy. It was concluded that LTI has been unable to meet BBC's performance expectations and that its products did not complement BBC's current product mix. Consequently, BBC closed the offices of LTI and BBC ceased new lease originations at LTI. As a result of the above decisions, BBC determined that the goodwill associated with the LTI acquisition was impaired, resulting in a $6.6 million write-off during the third quarter of 2001.

During the nine months ended September 30, 2001, BBC sold six in-store branches to unrelated financial institutions for a $319,000 gain (net of impairment write-down). The remaining ten in-store branches were evaluated for asset impairment, resulting in a $550,000 write-down. BBC expects to sell the remaining in-store branches by the first quarter of 2002. At September 30, 2001 total deposits in in-store branches were $95.4 million.

10.   Derivatives

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

The derivatives utilized by BBC during the nine months ended September 30, 2001 were interest rate swaps and forward contracts. BBC used interest rate swap contracts to manage interest rate risk. The three and five year pay fixed swaps are intended to hedge the risk associated with the variable cash flows associated with the forecasted interest payments on certain variable rate FHLB Advances. BBC's risk management objective and strategy is to fix the cash outflow on forecasted interest payments associated with the LIBOR based advances at an approximate rate of 5.09%. The risk being hedged is the interest rate risk associated with the variability of cash outflows relating to the advances. The loss recognized during the three and nine months ended September 30, 2001 representing the amount of hedge ineffectiveness was $135,000 and $158,000 respectively. The net loss included in other comprehensive income from this hedging relationship was $1.7 million. BFC's proportionate share from the net loss included in other comprehensive income from this hedging relationship was $272,000. These net losses will be recognized in earnings as interest expense is accrued on the FHLB advances. The net amount of existing losses on the swaps included in other liabilities expected to be reclassified into earnings within the next 12 months is $532,000. The hedging relationship is expected to last over the term of the swaps.

The following table outlines the notional amount and fair value of BBC's derivatives outstanding at September 30, 2001 (in thousands):

                                                     Paying      Receiving
                                 Notional  Fair    Index/Fixed   Index/Fixed   Termination
                                  Amount   Value     Amount        Amount         Date
                                  ------   -----     ------        ------         ----
Five year pay fixed swaps      $  25,000   1,388)     5.73%      3 mo. LIBOR    1/5/2006
Three year pay fixed swaps     $  50,000  (2,528)     5.81%      3 mo. LIBOR   12/28/2003
                                 =======  ======      ====       ===========   ==========

Forward contract to purchase
  adjustable rate mortgages    $ 144,603     498
                                 =======   =====

11.   Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management reports the results of operations of the Company and its subsidiaries through seven operating segments. The operating segments are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Interest expense and certain revenue and expense items are allocated to the various segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net contribution for the operating segments may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments would, in management's view, likely not be impacted.

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

Community Banking           Indirect and direct consumer lending, small business
                            lending and ATM operations

Levitt Corporation          Levitt Corporation which includes Levitt and Sons,
                            Core Communities, and real estate joint ventures

Ryan Beck                   Investment banking and brokerage operations

BBC Parent Company          Costs of acquisitions, financing of acquisitions,
                            contribution of capital to subsidiaries and equity investments at BBC

BFC Holding Company         BFC's real estate activities including BMOC, Center
                            Port and a 50% interest in the Delray property until sold in March 2001; the non-wholly owned subsidiaries venture partnership investments and other accounts; loans receivable that relate to previously owned properties; other securities and investments; and BFC's overhead and interest expense

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by real estate operations and investment banking operations which are recorded based upon the terms of the underlying loan agreements and are effectively eliminated in the interest expense and overhead allocations.

The Company evaluates segment performance based on net income after tax. The table below is segment information for income before minority interest, discontinued operations, extraordinary items and the cumulative effect of a change in accounting principle for the three months ended September 30, 2001 and 2000:

                                              Bank Operations
                                  ------------------------------------
                                 Capital       Commercial     Community        Levitt
                                 Markets        Banking        Banking      Corporation
(In thousands)                   -------        -------        -------      -----------
  Third Quarter 2001
Interest income              $    45,136         30,787          6,564            810
Interest expense and
  overhead                       (34,147)       (17,600)        (4,119)           (17)
Provision for loan losses            168        (11,590)         4,164           --
Non-interest income (loss)            71            626          3,247         11,894
Segment profits and
 losses before taxes               9,905            546          5,222          5,824
Provision for income taxes         3,726            205          1,964          2,119
                             -----------    -----------    -----------    -----------
Segment net income (loss)    $     6,179            341          3,258          3,705
                             ===========    ===========    ===========    ===========

Segment average assets       $ 2,568,439      1,390,635        325,425        173,086
                             ===========    ===========    ===========    ===========

                                                  BBC            BFC
                                   Ryan         Parent         Holding        Segment
                                   Beck         Company        Company         Total
(In thousands)                     ----         -------        -------         -----
  Third Quarter 2001
Interest income              $       541            119            107         84,064
Interest expense and
  overhead                          (136)        (3,608)          (964)       (60,591)
Provision for loan losses           --             --             --           (7,258)
Non-interest income (loss)        11,142          2,245         (1,728)        27,497
Segment profits and
 losses before taxes                 553         (9,493)        (2,585)         9,972
Provision for income taxes           203         (1,004)           255          7,468
                             -----------    -----------    -----------    -----------
Segment net income (loss)    $       350         (8,489)        (2,840)         2,504
                             ===========    ===========    ===========    ===========

Segment average assets       $    64,379        113,070         29,373      4,664,407
                             ===========    ===========    ===========    ===========

                                              Bank Operations
                                  ------------------------------------
                                 Capital       Commercial     Community        Levitt
                                 Markets        Banking        Banking      Corporation
(In thousands)                   -------        -------        -------      -----------
  Third Quarter 2000
Interest income              $    46,115         30,690          8,209            689
Interest expense and
  overhead                       (38,019)       (18,375)        (5,169)          (682)
Provision for loan losses             83         (9,073)         2,294           --
Non-interest income (loss)          (178)           738          2,988          5,287
Segment profits and
 losses before taxes               6,650          2,234          3,023            310
Provision for income taxes         2,619            880          1,191            123
                             -----------    -----------    -----------    -----------
Segment net income (loss)    $     4,031          1,354          1,832            187
                             ===========    ===========    ===========    ===========

Segment average assets       $ 2,522,093      1,221,270        343,832        157,476
                             ===========    ===========    ===========    ===========

                                                  BBC            BFC
                                   Ryan         Parent         Holding        Segment
                                   Beck         Company        Company         Total
(In thousands)                     ----         -------        -------         -----
  Third Quarter 2000
Interest income              $       558            346            296         86,903
Interest expense and
  Overhead                           (90)        (5,668)          (915)       (68,918)
Provision for loan losses           --             --             --           (6,696)
Non-interest income (loss)         9,343            (74)         1,034         19,138
Segment profits and
 losses before taxes              (1,376)        (8,251)           415          3,005
Provision for income taxes          (534)        (2,888)           716          2,107
                             -----------    -----------    -----------    -----------
Segment net income (loss)    $      (842)        (5,363)          (301)           898
                             ===========    ===========    ===========    ===========

Segment average assets       $    39,982         88,456         19,397      4,392,506
                             ===========    ===========    ===========    ===========


The table below is segment information for income before minority interest, discontinued operations, extraordinary items and the cumulative effect of a change in accounting principle for the nine months ended September 30, 2001 and 2000:

                                              Bank Operations
                                  ------------------------------------
                                 Capital       Commercial     Community        Levitt
(In thousands)                   Markets        Banking        Banking      Corporation
                                 -------        -------        -------      -----------
    2001
Interest income              $   138,242         92,940         21,177          1,605
Interest expense and
  overhead                      (105,479)       (54,554)       (13,046)          (167)
Provision for loan losses             48        (21,240)         7,133           --
Non-interest income (loss)           782          2,221          8,872         27,847
Segment profits and
 losses before taxes              28,541         14,747          8,499          9,453
Provision for income taxes        10,649          5,492          3,181          2,963
                             -----------    -----------    -----------    -----------
Segment net income (loss)    $    17,892          9,255          5,318          6,490
                             ===========    ===========    ===========    ===========

Segment average assets       $ 2,596,268      1,349,766        344,858        168,502
                             ===========    ===========    ===========    ===========

                                                  BBC            BFC
                                   Ryan         Parent         Holding        Segment
                                   Beck         Company        Company         Total
(In thousands)                     ----         -------        -------         -----
    2001
Interest income              $     1,697            128            309        256,098
Interest expense and
  overhead                          (445)       (14,342)        (2,960)      (190,993)
Provision for loan losses           --             --             --          (14,059)
Non-interest income (loss)        30,613          3,325           (866)        72,794
Segment profits and
 losses before taxes              (2,200)       (22,215)        (3,517)        33,308
Provision for income taxes          (777)        (5,457)         2,199         18,250
                             -----------    -----------    -----------    -----------
Segment net income (loss)    $    (1,423)       (16,758)        (5,716)        15,058
                             ===========    ===========    ===========    ===========

Segment average assets       $    66,836        102,944         39,915      4,669,089
                             ===========    ===========    ===========    ===========

                                              Bank Operations
                                  ------------------------------------
                                 Capital       Commercial     Community        Levitt
(In thousands)                   Markets        Banking        Banking      Corporation
                                 -------        -------        -------      -----------
    2000
Interest income              $   133,451         83,449         25,219          1,702
Interest expense and
  overhead                      (107,929)       (48,407)       (15,084)        (1,347)
Provision for loan losses           (134)       (12,720)        (9,162)          --
Non-interest income (loss)           514          1,444          8,772         15,913
Segment profits and
 losses before taxes              22,276         18,900         (5,815)         2,832
Provision for income taxes         8,534          7,180         (2,124)           435
                             -----------    -----------    -----------    -----------
Segment net income (loss)    $    13,742         11,720         (3,691)         2,397
                             ===========    ===========    ===========    ===========

Segment average assets       $ 2,500,553      1,147,451        364,747        154,928
                             ===========    ===========    ===========    ===========

                                                  BBC            BFC
                                   Ryan         Parent         Holding        Segment
                                   Beck         Company        Company         Total
                                   ----         -------        -------         -----
    2000
Interest income              $     1,499          1,197          1,251        247,768
Interest expense and
  overhead                          (368)       (16,603)        (2,946)      (192,684)
Provision for loan losses           --             --             --          (22,016)
Non-interest income (loss)        35,516           (175)         2,537         64,521
Segment profits and
 losses before taxes                (633)       (21,393)           842         17,009
Provision for income taxes          (252)        (7,489)         2,252          8,536
                             -----------    -----------    -----------    -----------
Segment net income (loss)    $      (381)       (13,904)        (1,410)         8,473
                             ===========    ===========    ===========    ===========

Segment average assets       $    37,377         92,763         25,735      4,323,554
                             ===========    ===========    ===========    ===========


The difference between total segment average assets and consolidated average assets, segment non-interest income and total consolidated non-interest income, segment interest income and total consolidated interest income, segment profits and consolidated net income (loss) before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle are as follows (in thousands):

                                                          For the Three Months          For the Nine Months
                                                                Ended                           Ended
                                                              September 30,                  September 30,
                                                              -------------                  -------------
Total average assets                                        2001           2000           2001           2000
                                                            ----           ----           ----           ----
Total assets for reportable segments                   $ 4,664,407      4,392,506      4,669,089      4,323,554
Assets in overhead                                          97,506        123,082        115,040         88,743
                                                       -----------    -----------    -----------    -----------
Average consolidated assets                            $ 4,761,913      4,515,588      4,784,129      4,412,297
                                                       ===========    ===========    ===========    ===========

Non-interest income
Total non-interest income for reportable segments      $    27,497         19,138         72,794         64,521
Items included in interest expense and overhead:
  Transaction fee income                                     3,820          3,351         11,590          9,823
  Gains on sales of property and equipment                     679           --            1,046            240
  Other fees                                                   980          1,078          2,742          3,036
                                                       -----------    -----------    -----------    -----------
Total consolidated non-interest income                 $    32,976         23,567         88,172         77,620
                                                       ===========    ===========    ===========    ===========

Interest income
Total interest income for reportable segments          $    84,064         86,903        256,098        247,768
Deferred interest income on real estate activities             (85)          (306)          (367)          (971)
Elimination entries                                           (793)        (1,263)        (2,435)        (3,138)
                                                       -----------    -----------    -----------    -----------
Total consolidated interest income                     $    83,186         85,334        253,296        243,659
                                                       ===========    ===========    ===========    ===========

Segment Profits
Total segment profits after taxes for
  reportable segments                                  $     2,504            898         15,058          8,473
Minority interest in income of consolidated
  Subsidiaries                                               1,618          3,637         11,570         11,987
                                                       -----------    -----------    -----------    -----------
Total consolidated income (loss) before discontinued
  operations, extraordinary items and cumulative
  effect of a change in accounting principle           $       886         (2,739)         3,488         (3,514)
                                                       ===========    ===========    ===========    ===========

12.    Earnings (Loss) Per Share

The Company has two classes of common stock outstanding. The two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

13.  Community Savings Bankshares Merger Agreement

BBC entered into a merger agreement on September 9, 2001 to acquire Community Savings Bankshares, Inc. for approximately $170 million in cash. Community Savings Bankshares, Inc. ("Community") is the holding company for Community Savings F.A., a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. At September 30, 2001, Community had total consolidated assets of $950.0 million, loans of $695.0 million, deposits of $667.0 million and shareholders' equity of $117.6 million. Community has 21 branches, with 13 located in Palm Beach County, 4 located in Martin County, 3 located in St. Lucie County and 1 located in Indian River County. The acquisition of Community and the immediate merger of Community Savings F.A. into BankAtlantic are expected to be completed in the first quarter of 2002, but are subject to a number of conditions, including receipt of required regulatory approval and the approval of Community's shareholders. There is no assurance that the transaction will be consummated. The agreement provides for the payment of fees and expenses in certain circumstances related to the termination of the agreement. Funds for the acquisition will be obtained from one or more sources, including operations, traditional borrowings, liquidation of investments and/or proceeds from the issuance of one or more types of securities.

14.  Subsequent Events

On October 1, 2001, BankAtlantic transferred its direct ownership in Levitt Corporation to BankAtlantic Bancorp. Prior to the transfer, Levitt Corporation was a wholly-owned subsidiary of BankAtlantic. As a consequence of the transfer, Levitt Corporation is now a direct wholly-owned subsidiary of BankAtlantic Bancorp.

On October 15, 2001, BBC filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to an aggregate of $150 million of debt securities, BBC's Class A common stock and trust preferred securities. The net proceeds from the sale of these securities are expected to be used for the pending acquisition of Community and for other general corporate purposes.


15.  New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $40.0 million that will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was $3.1 million and $4.1 million for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses would be required to be recognized as the cumulative effect of a change in accounting principle.

In July 2001, the FASB voted to issue Statement No. 143, "Accounting for Asset Retirement Obligations". This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management believes that Statement 143 will not have a material impact on our Statement of Operations and Statement of Financial Condition.


In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This Statement retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. This Statement requires that the depreciable life of a long-lived asset to be abandoned be revised and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This Statement retains the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The potential impact of Statement 144 on our Statement of Operations and Statement of Financial Condition is currently under review by management.

16.  Reclassifications

Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2001.

                   BFC Financial Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

General

BFC Financial Corporation (the "Company" or "BFC") is a savings bank holding company that owns approximately 18% and 100%, respectively of the outstanding BankAtlantic Bancorp, Inc. ("BBC") Class A and Class B Common Stock for an aggregate ownership of 25.8% of total common stock outstanding. BBC is the holding company for BankAtlantic, A Federal Savings Bank ("BankAtlantic") by virtue of its ownership of 100% of the outstanding BankAtlantic common stock. In August 2000, BBC shareholders approved a corporate transaction that resulted in the retirement of all publicly held BBC Class B Common Stock, other than the Class B Common Stock held by BFC. As a consequence, BFC is the sole holder of the Class B Common Stock which represents 47% of the voting rights of BBC. Because BFC controls greater than 50% of the vote of BBC, by virtue of its ownership of Class A and Class B Common Stock, which currently represents 56.5% of the combined voting power, BBC is consolidated in the Company's financial statements. The percentage of vote controlled by the Company determines the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock determines the amount of BBC net income, recognized by the Company.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with: the impact and effects of leverage at BBC and BFC; economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and the related sufficiency of BankAtlantic's allowance for loan losses, changes in interest rates and economic policies; risks associated with commercial real estate and real estate development, the success of technological, strategic and business initiatives; the profitability of its banking and non-banking initiatives; risks associated with the value of the Company's and BBC's equity investments; the impact on the national and local economies of terrorist actions of September 11, 2001 and United States actions subsequently; the implementation of FASB Statements 141 and 142 and other factors discussed elsewhere in reports filed by the Company with the Securities and Exchange Commission ("SEC"). With respect to forward looking statements regarding BBC's acquisition of Community, risks include that the transaction will not be consummated, that the financing for the acquisition will not be obtained on satisfactory terms, if at all, and that if consummated the transaction will cost more, take longer, or be less advantageous than expected. Many of these factors are beyond the Company's control.

Results of Operations

                                                             For the Three Months   For the Nine Months
                                                              Ended September 30,    Ended September 30,
                                                              -------------------    -------------------
(In thousands)                                                 2001        2000        2001        2000
                                                               ----        ----        ----        ----
Income Statement
Total interest income                                      $ 83,186      85,334     253,296     243,659
Total interest expense                                       46,341      56,053     152,134     154,432
                                                             ------      ------     -------     -------
Net interest income                                          36,845      29,281     101,162      89,227
Provision for loan losses                                     7,258       6,696      14,059      22,016
Gains (losses) on sales of securities, net                      236         (24)        496         228
Other non-interest income                                    32,740      23,591      87,676      77,392
Non-interest expense                                         52,591      43,147     141,967     127,822
                                                             ------      ------     -------     -------
Income before income taxes, minority interest,
 discontinued operations, extraordinary items and
 cumulative effect of a change in accounting principle        9,972       3,005      33,308      17,009
Provision for income taxes                                    7,468       2,107      18,250       8,536
Minority interest in income of consolidated subsidiaries      1,618       3,637      11,570      11,987
                                                             ------      ------     -------     -------
Income (loss) before discontinued operations,
  extraordinary items and cumulative effect of
  a change in accounting principle                              886      (2,739)      3,488      (3,514)
Discontinued operations, net of taxes                          --           165        --           424
Extraordinary items, net of taxes                              (253)      3,966        (253)      7,432
Cumulative effect of a change in accounting
 principle, net of tax                                         --          --         1,138        --
                                                             ------      ------     -------     -------
Net income                                                 $    633       1,392       4,373       4,342
                                                             ======      ======     =======     =======

OVERVIEW

For the Three Months Ended September 30, 2001 Compared to the Same 2000 Period:

Income before income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle increased 232% from 2000. This improvement resulted primarily from increased net interest income, higher net gains on sales of securities and a substantial increase in income from real estate operations. The above improvements in income were partially offset by a goodwill impairment write-off, higher compensation expense, an increase in our provision for loan losses and an increase in other operating expenses.

Net interest income increased by 25.8% from 2000. The improvement resulted from higher average earning assets, an increase in the net interest margin and $2.8 million of accelerated discount accretion associated with a commercial real estate loan which was prepaid during the quarter. The growth in earning assets was primarily related to growth in the commercial real estate and home equity loan portfolio as well as higher securities average balances. The improvement in the net interest margin reflects the rapid decline in interest rates during the first nine months of 2001 as interest bearing liabilities repriced faster than interest earning assets.

The increase in gains on securities sales resulted from gains from sales of equity securities during the 2001 quarter. This increase was offset with losses associated with impaired securities. The loss on securities sales during the 2000 quarter primarily resulted from BBC's discontinued government securities trading.

Other non-interest income increased 38.8% from the 2000 quarter. The improvement in non-interest income primarily resulted from a substantial increase in income from real estate operations and increased transaction account and investment banking fee income.

The provision for loan losses increased 8.4% The increase resulted from additional reserves allocated to BBC's syndication and lease financing portfolios, partially offset by a continuing decline in charge-offs and required reserves associated with BBC's small business and indirect loan portfolios.

Non-interest expense increased 21.9% from 2000. The increase primarily resulted from a $6.6 million impairment charge for the write-off of the goodwill associated with the March 1998 acquisition of Leasing Technology Inc. ("LTI") and a $550,000 impairment write-down associated with our in-store branches. Also contributing to the increase in non-interest expense were higher compensation, occupancy and professional fees.

During the 2001 quarter, a $253,000 extraordinary loss, net of income taxes was recognized associated with the redemption of BBC's subordinated investment notes. During the 2000 quarter, a $4.0 million extraordinary gain, net of income tax, was recognized from the repurchase by BBC of $25 million of its 5-5/8% Convertible Debentures at a discount and recognized $165,000 of income from discontinued operations, net of income taxes.

Minority interest in income of consolidated subsidiaries decreased $2.0 million for the 2001 quarter as compared to same period in 2000. This was primarily associated with the minority interests' proportionate shares in the venture partnerships net loss in 2001 of $1.6 million and none in 2000, and a decrease in BBC's minority interest of $375,000.

For the Nine Months Ended September 30, 2001 Compared to the Same 2000 Period:

Income before income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle increased 95.8% from 2000. The improvement primarily resulted from the items discussed above as well as a significant improvement in the provision for loan losses. The improvement resulted from the absence in 2001 of significant losses experienced during the 2000 nine month period in BBC's small business and indirect consumer lending portfolios. The losses in these portfolios declined significantly during the 2001 period, partially offset by increased reserves established for the leasing and syndication loan portfolios.

A $1.1 million gain, net of tax, was recognized by BBC during the 2001 period from the cumulative effect of a change in accounting principle related to the implementation of Financial Accounting Standard Number 133, "Accounting for Derivative Instruments and Hedging Activities". During the 2000 period a $7.4 million extraordinary gain, net of tax, was recognized resulting from the repurchase by BBC of an aggregate of $51 million of its 5-5/8% Convertible Debentures at a discount and BBC recognized income of $424,000 from discontinued operations, net of tax, resulting from the sale of a building used in BBC's mortgage servicing operations.

Minority interest in income of consolidated subsidiaries decreased $417,000 for the 2001 period as compared to same period in 2000. This was primarily associated with the minority interests' proportionate shares in the venture partnerships net loss in 2001 of $2.3 million and none in 2000, and an increase in BBC's minority interest of $1.9 million due to an increase in earnings at BBC.

Net Interest Income

                                                          For the Three Months               For the Nine Months
                                                          Ended September 30,                Ended September 30,
                                                          -------------------                -------------------
(In thousands)                                        2001        2000      Change        2001        2000      Change
                                                      ----        ----      ------        ----        ----      ------
Interest and fees on loans and leases               $ 60,441      62,695      (2,254)    185,990     183,887       2,103
Interest and dividends on securities
  available for sale                                  13,150      12,346         804      39,883      39,018         865
Interest and dividends on other
   investments and trading securities                  9,595      10,293        (698)     27,423      20,754       6,669
Interest on deposits                                 (21,410)    (24,070)      2,660     (68,943)    (66,175)     (2,768)
Interest on advances from FHLB                       (15,476)    (15,158)       (318)    (44,837)    (46,698)      1,861
Interest on securities sold under agreements to
  repurchase and federal funds purchased              (4,618)    (10,317)      5,699     (21,392)    (24,306)      2,914
Interest on subordinated debentures, guaranteed
  preferred interest in BBC's Junior Subordinated
  Debentures and notes and bonds payable              (6,263)     (7,908)      1,645     (21,406)    (22,179)        773
Capitalized interest on real estate developments
  and joint ventures                                   1,426       1,400          26       4,444       4,926        (482)
                                                    --------      ------       -----     -------      ------      ------
Net interest income                                 $ 36,845      29,281       7,564     101,162      89,227      11,935
                                                    ========      ======       =====     =======      ======      ======

For the Three Months Ended September 30, 2001 Compared to the Same 2000 Period:

Net interest income increased by 25.8% from 2000. The improvement in the net interest income primarily resulted from (i) rates on interest bearing liabilities declining faster than yields on interest earning assets, (ii) growth of earning assets, (iii) the redemption of BBC's high yielding subordinated investment notes and (iv) a $2.8 million accretion of a discount on a commercial real estate loan which was prepaid during the third quarter of 2001. The net interest margin improved from 2.92% during the three months ended September 30, 2000 to 3.15% during the same 2001 period (excluding the discount accretion). Due to the rapid decline in interest rates during 2001, yields on interest earning assets declined by 87 basis points while rates paid on interest bearing liabilities declined by 108 basis points. Rate declines on interest-bearing liabilities were due to lower rates paid on deposit products, FHLB advances and short-term borrowings. The redemption of BBC's subordinated investment notes also improved the net interest margin since the interest rates on the notes were higher than the rates payable on traditional borrowings. Lower yields on interest earning assets reflected the re-pricing of BBC's floating rate loans and securities downward due to the declining interest rate environment during 2001. The earning asset growth was due to higher loan and securities available for sale average balances partially offset by lower securities held to maturity average balances. The loan growth resulted from higher balances in BBC's commercial real estate and home equity loan portfolios, partially offset by declining balances in BBC's consumer, syndication, small business and international loan portfolios. These portfolio declines resulted from decisions in prior periods to cease indirect auto lending, discontinue the purchase of syndication loans, cease international correspondent lending and substantially reduce small business loan originations. The increase in securities available for sale portfolio reflects purchases by BBC of adjustable rate mortgage-backed securities. The purchases by BBC were made as part of a portfolio repositioning, which management of BBC deemed appropriate, in response to the rapid decline in interest rates during 2001.

For the Nine Months Ended September 30, 2001 Compared to the Same 2000 Period:

Net interest income increased by 13.4% from 2000. The increase in net interest income primarily resulted from the items discussed above for the three months ended September 30, 2001. The net interest margin improved from 2.97% for the nine months ended September 30, 2000 to 3.03% during the same 2001 period (excluding the discount accretion). Average yields on interest earning assets declined by 37 basis points while rates paid on average interest bearing liabilities declined by 43 basis points. The increase in interest income on average earnings assets for the 2001 nine month period compared to the same 2000 period resulted from higher average balances, partially offset by a decline in average yields. The higher deposit interest expense was due to time deposit and money market account growth partially offset by lower rates paid on deposits. The decline in interest expense on FHLB borrowings resulted from a decline in average rates.

Provision for Loan Losses

                                   For the Three Months    For the Nine Months
                                   Ended September 30,     Ended September 30,
                                   -------------------     -------------------
(In thousands)                      2001        2000        2001        2000
                                    ----        ----        ----        ----
Balance, beginning of period      $ 49,090      49,722      48,072      45,522
Charge-offs:
  Syndication loans                 (7,235)       --        (7,235)       --
  Commercial business loans           --          --          --           (24)
  Small business - real estate         (36)       --           (48)        (85)
  Small business - nonmortgage        (780)     (4,072)     (2,964)    (10,167)
  Lease financing                   (2,955)       (427)     (8,337)     (1,349)
  Consumer loan - indirect            (676)     (1,594)     (2,369)     (5,988)
  Consumer loans - direct           (1,399)       (243)     (2,090)     (2,020)
  Residential real estate loans       --           (53)       (152)       (394)
                                   -------      ------     -------     -------
                                   (13,081)     (6,389)    (23,195)    (20,027)
                                   -------      ------     -------     -------
Recoveries:
  Small business - nonmortgage         542         330       2,020         617
  Lease financing                      679          59       1,668         221
  Commercial business loans             20          38         249          80
  Commercial real estate loans        --          --             7        --
  Residential real estate loans         48           9         204         108
  Consumer loans - indirect            425         790       1,674       2,335
  Consumer loans - direct              379         167         602         550
                                   -------      ------     -------     -------
                                     2,093       1,393       6,424       3,911
                                   -------      ------     -------     -------
Net charge-offs                    (10,988)     (4,996)    (16,771)    (16,116)
Provision for loan losses            7,258       6,696      14,059      22,016
                                   -------      ------     -------     -------
Balance, end of period            $ 45,360      51,422      45,360      51,422
                                  ========      ======      ======      ======

The provision for loan losses increased by $562,000 during the three months ended September 30, 2001 compared to the same 2000 period. The increase in the provision for loan losses primarily resulted from additional reserves allocated to BBC's syndication and lease financing portfolios, partially offset by a continuing decline in required reserves associated with BBC's small business and indirect loan portfolios. The increase in loan reserves on BBC's discontinued syndications activity primarily resulted from one loan that was classified as "performing impaired" at June 30, 2001 which was placed on a non-accrual status during the third quarter. The borrower is in the aviation industry and the borrower's business has been adversely affected by the September 11, 2001 terrorist attacks. Charge-offs and delinquencies associated with our lease financing portfolio have been increasing since December 2000. As a consequence of adverse trends in this portfolio, BBC increased the reserves. The reduction in the required reserves associated with small business and indirect consumer loans resulted from a continuing decline in charge-offs and delinquencies primarily reflecting a mature loan portfolio and declining loan balances. BBC discontinued their indirect auto lending in December 1998 and substantially reduced small business originations during 2000.

Net charge-offs during the 2001 quarter were $11.0 million. Approximately 87% of this quarter's net charge-offs were the result of a $7.2 million charge-off of a syndication loan which previously was classified as non-performing and lease charge-offs of $2.3 million associated with the LTI portfolio. The bank's leasing unit, LTI, ceased operations during the 2001 third quarter. Additionally, included in consumer direct charge-offs was a $750,000 deposit overdraft that was fully reserved during prior periods.

Net charge-offs during the 2000 quarter were $5.0 million. BBC's small business and indirect consumer loan portfolios accounted for 91% of the net charge-offs for the quarter.

The provision for loan losses declined by $8.0 million during the nine month 2001 period compared to the same 2000 period. The substantial improvement in the provision for loan losses during the 2001 nine month period reflects improvements from the significant losses experienced in BBC's small business and indirect consumer lending portfolios during the 2000 nine month period. The significant decline in losses related to these portfolios, during the 2001 period were partially offset by increased reserves established for BBC's leasing and syndication portfolios.

Net charge-offs during the nine months ended September 30, 2001 were $16.8 million. BBC's syndication and leasing portfolios accounted for 83% of these net charge-offs. During the same 2000 period BBC's small business and indirect consumer loan portfolios accounted for 83% of the net charge-offs.

At the indicated dates, BBC's non-performing assets and potential problem loans were (in thousands):

                                                 September 30, December 31,
                                                     2001         2000
                                                    -------      -------
        Non-performing assets
        Non-accrual:
        Tax certificates                            $ 2,125        2,491
        Loans and leases                             32,145       18,106
                                                    -------      -------
          Total non-accrual                          34,270       20,597
                                                    -------      -------
        Repossessed assets:
        Real estate owned, net of allowance           3,077        2,562
        Vehicles and equipment                           10        3,679
                                                    -------      -------
          Total repossessed assets                    3,087        6,241
                                                    -------      -------
        Total non-performing assets                 $37,357       26,838
                                                    =======      =======

        Potential problem loans
        Contractually past due 90 days or more      $   422        7,086
        Performing impaired loans net of
          specific allowance                           --         15,001
        Restructured loans                              845         --
        Delinquent residential loans purchased        3,849        5,389
                                                    -------      -------
        Total potential problem loans               $ 5,116       27,476
                                                    =======      =======

BBC's non-performing assets increased by $10.5 million from December 31, 2000. Nonaccrual assets increased significantly while repossessed assets declined. The significant increase in non-accrual loans and leases primarily related to two loans. One of the loans is a residential development loan with an $11.6 million balance (net of reserves) and the other loan is a $3.5 million (net of reserves) syndication loan in the aviation industry as discussed above. The improvement in repossessed assets resulted from the charging off of leased equipment.

BBC's substantial decline in potential problem loans primarily resulted from certain actions taken with respect to performing impaired loans. During the third quarter of 2001, BBC charged-off a syndication loan, which had a $5.3 million net balance at December 31, 2000 due to the deteriorating financial condition of the borrower and BBC transferred a syndication loan which had a $9.7 million net balance at December 31, 2000 out of potential problem loans to a performing loan status. The decline in loans contractually past due 90 days or more from December 31, 2000 was primarily the result of one $7.1 million loan that was repaid in February 2001. The decline in delinquent residential loans purchased reflected either a negotiated payoff or foreclosure and sale of the collateral. The above improvements in potential problem loans were partially offset by the restructuring of various non-mortgage small business loans on less favorable terms.

Non-Interest Income

                                                           For the Three Months              For the Nine Months
                                                           Ended September 30,               Ended September 30,
                                                           -------------------               -------------------
                                                      2001        2000      Change        2001        2000      Change
                                                      ----        ----      ------        ----        ----      ------
(In thousands)
Banking Operations
------------------
Loan late fees and other loan income                $    929         981         (52)      2,995       3,088         (93)
Gains (loss) on sales of loans held for sale, net          1        (144)        145          23        (433)        456
Gains (losses) on trading securities and
  securities available for sale, net                   2,236         (24)      2,260       3,592         228       3,364
Transaction fees                                       3,820       3,351         469      11,590       9,823       1,767
ATM fees                                               2,974       2,827         147       8,280       8,060         220
Other                                                  1,731         860         871       4,146       2,826       1,320
                                                    --------    --------    --------    --------    --------    --------
    Non-interest income                               11,691       7,851       3,840      30,626      23,592       7,034
                                                    --------    --------    --------    --------    --------    --------
Levitt
------
Net revenues from sales of real estate and
  joint venture activities                            11,752       5,019       6,733      26,271      10,776      15,495
Other                                                    122         318        (196)      1,529       5,197      (3,668)
                                                    --------    --------    --------    --------    --------    --------
    Non-interest income                               11,874       5,337       6,537      27,800      15,973      11,827
                                                    --------    --------    --------    --------    --------    --------
Ryan Beck
---------
Principal transactions                                 3,987       2,993         994      12,392      11,994         398
Investment banking                                     4,003       1,314       2,689       8,041       6,353       1,688
Commissions                                            2,954       4,875      (1,921)      9,566      16,539      (6,973)
Other                                                    195         163          32         613         632         (19)
                                                    --------    --------    --------    --------    --------    --------
    Non-interest income                               11,139       9,345       1,794      30,612      35,518      (4,906)
                                                    --------    --------    --------    --------    --------    --------
BFC Holding Company
-------------------
Net revenues from sales of real estate and
  joint venture activities                                30         785        (755)      1,409       1,654        (245)
Loss on securities available for sale                 (2,000)       --        (2,000)     (3,096)       --        (3,096)
Other                                                    242         249          (7)        821         883         (62)
                                                    --------    --------    --------    --------    --------    --------
    Non-interest income                               (1,728)      1,034      (2,762)       (866)      2,537      (3,403)
                                                    --------    --------    --------    --------    --------    --------
Total non-interest income                           $ 32,976      23,567       9,409      88,172      77,620      10,552
                                                    ========    ========    ========    ========    ========    ========

Non-Interest Income - Banking Operations

For the Three Months Ended September 30, 2001 Compared to the Same 2000 Period:

Loan late fees and other loan income declined slightly from 2000. The decrease primarily resulted from a decline in late fees collected on consumer loans.

During the three months ended September 30, 2000 BBC sold loans held for sale for a gain of $288,000 and recorded a $695,000 loss on the sale of a syndication loan. BBC had established a $700,000 valuation allowance associated with the syndicated loan in a prior period. Additionally, BBC transferred $222 million of residential loans held for sale to loans held to maturity and recorded a $437,000 write down on the transfer.

Gains (losses) on trading and available for sale securities, net during the three months ended September 30, 2001 consisted of the sale of equity securities for gains of $2.2 million. During the three months ended September 30, 2000 losses on trading and available for sale securities resulted from discontinued government securities trading activities.

During the 2001 period transaction fee income increased by 14% from the comparable 2000 period. The improvement in fee income primarily resulted from an increase in fees earned on transaction account overdrafts and from analysis charges on commercial accounts.

During the 2001 period, ATM fees were slightly higher compared to the same 2000 period. The increase in ATM fees primarily resulted from a renegotiated profit sharing agreement at certain ATM locations, higher revenues associated with cruise ship ATM and an increase in interchange fees. The above increases in revenues were partially offset by the termination of BBC's ATM relationship with K-Mart and the removal of ATM machines from Wal*Mart stores during September 2001. Consequently, ATM fee income is expected to be lower in subsequent quarters, while the overall performance of BBC's ATM division is expected to improve.

The increase in other income resulted from an $869,000 gain on the sale of six Wal*Mart in-store branches to unrelated financial institutions. The restructuring of the ATM network and the exiting of in-store branches are part of a bank-wide program to review all lines of business. These reviews, which will continue in future quarters, are designed to identify under-performing units with a view towards improving BBC's overall earnings.

For the Nine Months Ended September 30, 2001 Compared to the Same 2000 Period:

Loan late fees and other loan income declined slightly from 2000. The decline primarily resulted from lower prepayment penalties on commercial real estate loans and lower late fees earned on consumer residential loans.

During the nine months ended September 30, 2001, BBC sold $13.2 million of loans held for sale for a $23,000 gain. During the nine months ended September 30, 2000, BBC sold $42.6 million of loans held for sale and recorded a $819,000 gain, recognized a $557,000 increase in the valuation allowance on residential loans held for sale and recorded a loss on a syndication loan discussed above.

Gains (losses) on trading and available for sale securities, net during the nine months ended September 30, 2001 consisted of the items discussed above as well as the sale of equity securities for a $1.2 million gain, the sale of fixed rate mortgage-backed securities for a $487,000 gain, a $62,000 gain on a derivative instrument, a $322,000 gain on the sale of a mutual fund investment and a write down of a limited partnership investment and equity securities of $281,000 and $418,000, respectively.

Gains (losses) on trading and available for sale securities, net during the nine months ended September 30, 2000 consisted of the securitization of $58.5 million of loans held for sale and the sale of $31.4 million of the resulting securities for a $379,000 gain. BBC also sold $49.9 million of treasury note for a $18,000 gain, $2.3 million of corporate bonds for a $112,000 loss and $6.2 million of securities available for sale for a $62,000 loss.

The increases in ATM fees and transaction fees were due to the items discussed above for the three months ended September 30, 2001.

Other income increased by 46.7% from 2000. Included in other income during the 2001 period was the sale of in-store branches for gains of $869,000 and the sale of a branch facility for a $386,000 gain. During the 2000 period other income included a $240,000 gain from the sale of a parcel of land and certain ATM equipment.

Non-Interest Income - Levitt

Net revenues from sales of real estate represented the net profits on sales of real estate by Levitt and Sons and Core Communities as well as equity in earnings from real estate joint venture activities. The significant increase in net profits from the sale of real estate during the 2001 quarter compared to the same 2000 quarter primarily resulted from the sale by Core Communities of a large commercial tract of land in the St. Lucie West development for a $4.1 million gain. Additionally, during the third quarter of 2001, Core Communities realized net gains from other land sales of $627,000 compared to net gains from land sales of $277,000 during the same 2000 period and Levitt and Sons recognized net gains on sales of homes of $5.6 million compared to $3.5 million during the same 2000 period. Gains on joint venture activities were $1.4 million during the 2001 quarter and $1.3 million during the same 2000 period.

The decline in other income during the three months ended September 30, 2001 compared to the same 2000 period resulted from a decline in rental income associated with a marine property sold during the 2001 second quarter.

During the first nine months of 2001, Levitt Corporation net gains on sales of real estate was $23.7 million compared to $9.9 million during the same 2000 period. Core Communities realized net gains from land sales of $7.5 million for the 2001 nine month period compared to net gains of $2.2 million during the same 2000 period. Levitt and Sons realized net gains from the sales of homes of $15.5 million compared to $7.7 million during the same 2000 period. During the second quarter of 2001 Levitt Corporation sold a marine rental property for a $680,000 gain. Gains on joint venture activities were $2.6 million and $844,000 during the nine months ended September 30, 2001 and 2000, respectively.

Income during the 2000 nine month period included $4.3 million of income associated with the settlement of a receivable with a public municipality as part of the master plan for that community.

Non-Interest Income - Ryan Beck

During the third quarter of 2001 compared to the same 2000 period revenues increased by 19%. The increase primarily resulted from higher investment banking and principal transaction fees, partially offset by lower commission income. The increase in investment banking revenues was due to higher consulting fees from the financial institution group. The enhanced revenues from principal transactions reflected the sale of an equity investment for a $560,000 gain and revenues from a new trading product (fixed income products group). The reduced commissions were due to lower investor transaction volume due to a decline in overall financial market transactions.

During the nine months ended September 30, 2001 compared to the same 2000 period revenues declined by 14%. Commissions significantly declined due to the overall erosion of the stock market from its highs during the first quarter of 2000. Principal transactions increased from the prior period primarily due to the addition of a new trading product (fixed income products). Principal transactions excluding this line of business were down $620,000. Investment banking revenues increased primarily due to the items discussed above.

Non Interest Income - BFC Holding Company

During the quarter ended September 30, 2001, the $30,000 net revenues from the sale of real estate and joint venture activities related to income from operations at Center Port. During the quarter ended September 30, 2000, Center Port realized net gains from sales of real estate of $713,000 and $72,000 related to income from operations at Center Port and Delray.

During the quarter ended September 30, 2001, the loss on securities available for sale related to write-downs of equity securities held by BFC as a consequence of declines associated with the value of the investments not considered temporary.

During the nine months ended September 30, 2001, net revenues from the sales of real estate reflect the net gain from the sale of BFC's ownership interest in Delray Industrial Park of $1.3 million, the net gain on the sale of a building at BMOC of $22,000 and income from operations at Center Port. During the nine months ended September 30, 2000, net revenues from sales of real estate reflects the net gain from sales of two buildings and 18 acres at the Center Port property of $1.5 million and income from operations at Center Port and Delray.

Non-Interest Expenses

                                             For the Three Months           For the Nine Months
                                             Ended September 30,            Ended September 30,
                                             -------------------            -------------------
                                           2001      2000    Change       2001      2000    Change
                                           ----      ----    ------       ----      ----    ------
  (In thousands)
Banking Operations
------------------
Employee compensation and benefits        $12,701    11,548     1,153     38,450    33,553     4,897
Compensation in connection with
 corporate merger                            --       1,320    (1,320)      --       1,320    (1,320)
Occupancy and equipment                     6,473     6,053       420     18,664    17,292     1,372
Advertising and promotion                   1,039       914       125      2,596     2,947      (351)
Amortization of cost over fair value of
  net assets acquired                         710       708         2      2,129     2,125         4
Impairment of cost over fair value
 of net assets acquired                     6,624      --       6,624      6,624      --       6,624
Other                                       7,090     5,677     1,413     18,573    16,428     2,145
                                          -------   -------   -------    -------   -------   -------
  Non-interest expense                     34,637    26,220     8,417     87,036    73,665    13,371
                                          -------   -------   -------    -------   -------   -------
Levitt Operations
-----------------
Employee compensation and benefits          2,287     1,626       661      6,556     4,267     2,289
Advertising and promotion                     517       655      (138)     2,096     2,103        (7)
Selling, general and administrative         2,781     2,244       537      8,106     6,604     1,502
                                          -------   -------   -------    -------   -------   -------
  Non-interest expense                      5,585     4,525     1,060     16,758    12,974     3,784
                                          -------   -------   -------    -------   -------   -------
Ryan Beck Operations
--------------------
Employee compensation and benefits          7,936     7,957       (21)    24,669    26,533    (1,864)
Occupancy and equipment                       785       903      (118)     2,430     2,611      (181)
Advertising and promotion                     387       384         3      1,170     1,039       131
Amortization of cost over fair value of
  net assets acquired                         331       310        21        986       933        53
Other                                       2,278     2,271         7      6,908     8,209    (1,301)
                                          -------   -------   -------    -------   -------   -------
  Non-interest expense                     11,717    11,825      (108)    36,163    39,325    (3,162)
                                          -------   -------   -------    -------   -------   -------
BFC Holding Company Operations
------------------------------
Employee compensation and benefits            434       336        98      1,413     1,000       413
Occupancy and equipment                        13         9         4         74        31        43
Other                                         205       232       (27)       523       827      (304)
                                          -------   -------   -------    -------   -------   -------
  Non-interest expense                        652       577        75      2,010     1,858       152
                                          -------   -------   -------    -------   -------   -------
Total non-interest expenses               $52,591    43,147     9,444    141,967   127,822    14,145
                                          =======   =======   =======    =======   =======   =======

Non-Interest Expenses - Banking Operations

The increase in compensation expenses during the three and nine months ended September 30, 2001 compared to the same 2000 periods primarily resulted from increases in compensation of existing employees, bonuses, recruitment and the increased costs associated with health insurance benefits. The increases reflect the costs associated with strengthening BBC's senior management team and hiring information system personnel to upgrade the technology infrastructure.

The redemption and retirement in August 2000 of BBC's publicly held shares of its Class B Common Stock resulted in compensation expense of $1.3 million for the three and nine months ended September 30, 2000. The compensation charge resulted from the exercise by option holders of options to acquire BBC's Class B Common Stock within six months prior to the transaction date.

The increase in occupancy and equipment expenses during the three and nine months ended September 30, 2001 compared to the same 2000 period was primarily due to additional data processing fees and higher depreciation expense. The increase in data processing fees was associated with additional charges from our service bureau due to loan and deposit growth. The increase in depreciation expense related to upgrades in our technology infrastructure.

The increase in advertising and promotion expense during the three months ended September 30, 2001 compared to the same 2000 period related to promotions associated with BankAtlantic's new deposit products that were introduced during the third quarter of 2001. The decrease in advertising expense during the nine months ended September 30, 2001 compared to the same 2000 period reflected promotional expenses during 2000 associated with new loan products and the promotion of internet banking.

The impairment of cost over fair value of net assets acquired relates to BBC's 1998 acquisition of LTI. LTI was acquired with the objective of expanding LTI's operations and cross-selling its products to customers. During 1998 through 2000 LTI's lease production increased significantly, while delinquency trends and charge-offs increased in absolute dollars and as a percentage of the portfolio, particularly in the first six months of 2001. During the third quarter of 2001 BBC performed an extensive review of LTI's operations, which included comparing LTI's actual performance to its business plan and evaluating LTI's product line in light of BBC's core business strategy. It was concluded that LTI was unable to meet BBC's performance expectations and that its products did not complement BBC's current product mix. Consequently, BBC closed the offices of LTI and ceased new lease originations at LTI. As a result of the above decisions, BBC determined that the costs over fair value of net assets acquired associated with the LTI acquisition was impaired resulting in a $6.6 million write-off during the third quarter of 2001.

The increase in other expenses during the three and nine months ended September 30, 2001 compared to the same 2000 periods resulted from a $550,000 write down on assets associated with in-store branches, higher legal expenses, other professional fees and branch operating expenses. The in-store branch impairment is associated with ten in-store branches that BBC expected to sell by the first quarter of 2002. Also included in other expenses during the nine months ended September 30, 2001 was income of $219,000 from a restructuring charge adjustment and a $1.2 million gain from the sale of a foreclosed commercial real estate property. During the 2001 second quarter, the restructuring charge liability established during the 2000 fourth quarter was adjusted downward to reflect lower ATM lease termination costs than had been projected when the restructuring charge was first determined.

Non-Interest Expenses  - Levitt Operations

The increase in compensation and benefits primarily resulted from the expansion of Levitt and Sons activities. The number of Levitt Corporation employees increased from 116 at January 1, 2000 to 206 at September 30, 2001. Levitt and Sons began several new development projects during 2000 and the first nine months of 2001. This expansion also resulted in an increase in selling, general and administrative expenses.

Non-Interest Expenses  - Ryan Beck Operations

The decline in employee compensation and benefits during the three months ended September 30, 2001 compared to the same 2000 period was primarily due to lower commission expenses associated with a significant decline in Ryan Beck commission revenues discussed above and a reduction in staff. Full-time equivalent employees declined from 284 at September 30, 2000 to 255 at September 30, 2001. The above declines in compensation expense were partially offset by severance accruals associated with the reduction in force. The significant decline in compensation expense during the nine months ended September 30, 2001 compared to the same 2000 period resulted from substantial declines in Ryan Beck's commission revenues. These declines primarily reflected a reduction of transactional business from levels attained in the first nine months of 2000.

The declines in other expense during the nine months ended September 30, 2001 compared to the same 2000 period primarily resulted from lower floor brokerage and clearing fees attributed to a significant reduction in commission revenues and a new fee schedule negotiated with the clearing agent during the fourth quarter of 2000.

Non-Interest Expenses - BFC Holding Company Operations

The increase in employee compensation and benefits was primarily due to bonuses paid in 2001 and the decrease in other non-interest expense was primarily due to a decrease in legal and professional fees from that incurred in connection with litigation in 2000.

Segment Reporting

The table below provides segment information for income before minority interest in income of consolidated subsidiaries, discontinued operations, extraordinary items and the cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                             For the Three Months     For the Nine Months
                              Ended September 30,     Ended September 30,
                              -------------------     -------------------
      Segment net income       2001        2000        2001        2000
                               ----        ----        ----        ----
      Capital markets         $ 6,179       4,031      17,892      13,742
      Commercial banking          341       1,354       9,255      11,720
      Community banking         3,258       1,832       5,318      (3,691)
      Levitt Corporation        3,705         187       6,490       2,397
      Ryan Beck                   350        (842)     (1,423)       (381)
      BBC Parent Company       (8,489)     (5,363)    (16,758)    (13,904)
      BFC Holding Company      (2,840)       (301)     (5,716)     (1,410)
                              -------     -------     -------     -------
        Segment net income    $ 2,504         898      15,058       8,473
                              =======     =======     =======     =======

Capital Markets

The increase in segment net income for the three months ended September 30, 2001 compared to the same 2000 period primarily resulted from a decline in the overhead allocation. The overhead allocation rate was substantially reduced due to lower borrowing costs attributed to the significant decline in interest rates during 2001, partially offset by higher operating expenses during 2001. The improvement in non-interest income resulted from valuation allowances and recognized loss associated with residential loans that were recognized during the 2000 quarter. The above increases in segment net income were partially offset by higher provision for loan losses attributed to purchased residential loans.

The increase in segment net income for the nine months ended September 30, 2001 compared to the same 2000 period primarily resulted from an increase in interest income and a decline in the overhead allocation. The additional interest income resulted from growth in average earning assets, partially offset by lower yields on interest earning assets. The increase in average earning assets reflects the purchase of adjustable rate mortgage-backed securities and tax certificate acquisitions. The decline in interest expense and overhead and the increase in non-interest income resulted from the items discussed above.

Commercial Banking

The decline in segment net income for the three and nine months ended September 30, 2001 compared to the same 2000 period resulted from an increase in the provision for loan losses associated with the lease finance and syndication portfolios. This reduction in segment net income was partially offset by additional interest income from higher commercial real estate loan average balances and the decline in the overhead allocation rate discussed above. In addition, non-interest income decreased during the 2001quarter compared to the same 2000 period due to a decline in other loan fee income. Non-interest income increased during the nine months ended September 30, 2001 compared to the same 2000 period due to a $695,000 realized loss on the sale of a syndication loan during the 2000 period.

Community Banking

The increase in segment net income for the three and nine months ended September 30, 2001 compared to the same 2000 periods primarily resulted from a significantly lower provision for loan losses. This improvement reflects declining small business and consumer indirect loan average balances. However, increases in segment income during the periods were partially offset by declines in interest income resulting from lower average balances and average yields on loans. The decline in average balances associated with our small business and consumer loan portfolios were partially offset by increases in home equity loan originations. The mix of the community banking loan portfolio shifted from higher yielding consumer and small business loans to lower yielding home equity loans.

Levitt Corporation

The increase in segment net income for the three and nine months ended September 30, 2001 compared to the same 2000 period primarily resulted from the sale by Core Communities of a large commercial tract of land in the St. Lucie West development and increased Levitt and Sons net gains from residential real estate sales. Income during the 2000 nine month period included $4.3 million of income associated with a sale of a utility expansion receivable to a public municipality as part of the master plan for that community.

Ryan Beck

Segment net income increased from a loss of $842,000 during the 2000 third quarter to a gain of $350,000 during the same 2001 period. The increased segment net income resulted from higher investment banking and principal transaction revenues partially offset by a decline in commission income. The increase in investment banking revenues was due to higher consulting fees earned by the financial institutions group. The enhanced revenues from principal transactions reflected the sale of an equity investment for a $560,000 gain and revenues from a new trading product (fixed income products group). The reduced commissions were due to lower investor transaction volume due to a decline in overall financial market transactions.

Segment net income declined $1.0 million during the first nine months of 2001 compared to the same 2000 period. Commissions significantly declined due to the overall erosion of the stock market from its highs during the first quarter of 2000. Principal transactions were up from the prior period, with that increase being primarily due to the addition of a new trading product (fixed income products group). Investment banking revenues increased primarily due to the items discussed above.

BBC Parent Company

BBC parent company net loss increased during the three and nine months ended September 30, 2001 compared to the same 2000 period. The additional loss primarily resulted from the $6.6 million write-off of goodwill associated with the LTI acquisition and lower interest income due to the repayment of an inter-company $10 million note receivable during the first quarter of 2000. These declines in income were partially offset by gains on the sales of equity securities and lower interest expense due to the redemption of BBC's subordinated investment notes and 6-3/4% convertible subordinated debentures as well as lower interest rates on the floating rate debt. The decline in interest income reflects lower average short term investments during the 2001 nine month period compared to the 2000 period.

BFC Holding Company

BFC holding company net loss increased during the three and nine months ended September 30, 2001 compared to the same periods in 2000. The net loss increase was primarily due to the write-downs of equity securities attributable to declines in value not considered temporary, an increase in employee compensation and a decrease in interest income on advances due from affiliates.

Financial Condition

The Company's total assets at September 30, 2001 were $4.8 billion compared to $4.7 billion at December 31, 2000. The increase in total assets primarily resulted from increased:

     o loans receivable, net, primarily from the origination and purchase of commercial real estate loans,
     o securities available for sale resulting from the purchase of BBC's adjustable rate mortgage backed securities. This increase was offset with a decrease in securities available for sale resulting from a decline in fair value and write-downs of equity securities at BFC,
     o real estate held for development and sale and joint venture activities due to the purchase of 1,285 acres of land in Central Florida,
     o office properties and equipment reflecting the upgrades in BBC's technology infrastructure,
     o other assets resulting from a substantial increase in the amounts due from Ryan Beck's clearing agent, and
     o cash and due from depository institutions due to higher short term borrowings.

The above increases in total assets were partially offset by decreased:

     o investment securities and tax certificates resulting from redemptions and maturities,
     o    trading securities related to Ryan Beck's operations,
     o accrued interest associated with the settlement of interest receivables on derivative securities,
     o cost over fair value of net assets acquired resulting from the elimination of goodwill associated with LTI acquisition.

The Company's total liabilities at September 30, 2001 and December 31, 2000 were $4.4 billion.

Liabilities which increased included:

     o deposit balances, reflecting an increase in demand deposits, money market accounts, savings accounts, and public deposits,
     o FHLB advances, due to additional three to five year variable rate advance borrowings and
     o federal funds purchased to fund the repayment of securities sold under agreements to repurchase.
     o deferred tax liability, net, primarily due to BBC's appreciation of securities available for sale and BFC's tax provided on undistributed earnings of BBC. This increase was partially offset with BFC's depreciation of securities available for sale.

The above increases were partially offset by decreased:

     o subordinated debentures, notes and bonds payable resulting from the redemption of BBC's subordinated investment notes and BBC's 6-3/4% Convertible Debentures, and
     o securities sold under agreements to repurchase, due to lower short term borrowings.

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

Interest Rate Risk

The majority of BBC's assets and liabilities are monetary in nature subjecting BBC to significant interest rate risk, which would arise if the relative values of each of its assets and liabilities changed in conjunction with a general rise or decline in interest rates. BBC has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring their potential gains and losses in the net portfolio fair values of interest rate sensitive instruments at September 30, 2001 resulting from a change in interest rates.

The model calculates the net potential gains and losses in net portfolio fair value by:

       (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at September 30, 2001,

       (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and

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

Presented below is an analysis of BBC's interest rate risk at September 30, 2001 as calculated utilizing BBC's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                               Net
                            Portfolio
                Changes       Value              Dollar
                in Rate       Amount             Change
                -------       ------             ------
                      (dollars in thousands)
                +200 bp    $  405,716       $   (31,477)
                +100 bp    $  451,534       $    14,341
                   0       $  437,193       $         0
                -100 bp    $  407,747       $   (29,446)
                -200 bp    $  372,631       $   (64,562)

In preparing the above table, BBC makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

       o      loan prepayment rates,
       o      deposit decay rates,
       o market values of certain assets under the representative interest rate scenarios, and
       o      repricing of certain deposits and borrowings

It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that BBC assets and liabilities would be impacted as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve, could cause significantly different changes to the fair values indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory or reactive measures which BBC may take in the future.

Equity Price Risk

The Company maintains a portfolio of trading and available for sale securities, which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of our securities sold, not yet purchased, trading and available for sale securities at September 30, 2001 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                             Available  Securities
     Percent     Trading     for Sale    Sold Not
    Change in   Securities  Securities      Yet        Dollar
    Fair Value  Fair Value  Fair Value   Purchased     Change
    ----------  ----------  ----------   ---------     ------
                         (dollars in thousands)
        20%     $ 39,629     $ 39,769     $ 51,928  $  23,213
        10%     $ 36,326     $ 43,745     $ 47,600  $  11,607
         0%     $ 33,024     $ 39,768     $ 43,273  $       -
       -10%     $ 29,722     $ 35,791     $ 38,946  $ (11,607)
       -20%     $ 26,419     $ 31,814     $ 34,618  $ (23,213)

Excluded from the above table are investments in private companies with a cost basis of $27.3 million for which no current market exists. Of such amount $6.3 million relates to BFC. The ability to realize on or liquidate our investments will depend on future market conditions and is subject to significant risk.

Ryan Beck is a market maker in equity securities, which could result, from time to time, in Ryan Beck holding securities during declining markets.

BFC's Liquidity and Capital Resources

For the nine months ended September 30, 2001 the primary sources of funds to the Company (without consideration of BBC's liquidity and capital resources which except as noted, are not available to BFC) were dividends from BBC, funds received from the sale of the Company's ownership interest in Delray Industrial Park and a building at BMOC, revenues from property operations, principal and interest payments on loan receivables and borrowings. Funds were primarily utilized by BFC to invest in equity securities, reduce mortgage payable and other borrowings and to fund operating expenses and general and administrative expenses. BFC has an $8.0 million revolving line of credit that can be utilized for specific purposes, as provided by the terms of the line of credit. At September 30, 2001, approximately $3.48 million was available under this facility that matures in January 2002 and bears interest at the prime rate plus 1%.

During 1999 and 2000, the Company (without consideration of BBC) acquired interests in unaffiliated technology entities. During 2000, the ownership in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the managing general partners of these partnerships. Interests in such partnerships were sold in 2000 and 2001 to accredited investors, including affiliates, in private offerings. During 2000 and 2001, approximately $17.5 million of capital was raised by these partnerships. Of that amount, BFC, BBC and the general partners retained ownership of approximately $6.9 million and officers, directors and affiliates of the Company invested approximately $4.5 million in the partnerships. BFC loaned officers and directors approximately $1.2 million, with interest at the prime rate plus 1% and a maturity of February 2006, to make such investments. The Company also holds direct interests in non-affiliated entities of approximately $693,000 in the retail sector and approximately $306,000 in the technology sector.

As previously indicated the Company holds approximately 25.8% of all outstanding BBC Common Stock. The payment of dividends by BBC is subject to declaration by BBC's Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BBC and the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. While there is no assurance that BBC will pay dividends in the future, BBC has paid a regular quarterly dividend to its common stockholders since August 1993 and management of BBC has indicated that it will seek to declare regular quarterly cash dividends on the BBC Common Stock. BBC pays a quarterly dividend of $.029 per share on its Class A and Class B Common Stock. Based on its current level of ownership and BBC's current dividend rate, BFC receives approximately $382,000 per quarter in dividends from BBC.

BBC's Liquidity and Capital Resources

During July 2001, BBC sold 5.1 million shares of their Class A Common Stock in an underwritten public offering at a price of $8.50 per share. The net proceeds after underwriting discounts and expenses were $40.3 million. The net proceeds of the offering were used to redeem $34.8 million principal amount of BBC's subordinated investment notes and for general corporate purposes.

On August 15, 2001, BBC called for redemption its 6-3/4% Convertible Subordinated Debentures due 2006. As of June 30, 2001, approximately $51 million of those debentures were outstanding. The 6-3/4% Convertible Debentures were convertible into BBC's Class A Common Stock at $5.70 per share. At the redemption date on September 19, 2001, all but approximately $251,000 of the 6 3/4% Convertible Debentures had been converted by holders into an aggregate of 8,919,649 shares of BBC Class A Common Stock.

In August 2001, the Office of Thrift Supervision ("OTS") approved BBC's request to transfer direct ownership of Levitt Corporation from BankAtlantic to BankAtlantic Bancorp. On October 1, 2001, BankAtlantic transferred its direct ownership in Levitt Corporation to BBC. As a consequence of the transfer we currently own 100% of Levitt Corporation's issued and outstanding common stock and the loans from BankAtlantic to Levitt-related entities will be subject to regulatory restrictions on loans to affiliates. Loans currently outstanding to Levitt were grand-fathered and therefore are not subject to the restrictions.

On September 9, 2001, BBC entered into a merger agreement to acquire Community for approximately $170 million in cash. Community is the holding company for Community Savings F.A., a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. The acquisition of Community and the immediate merger of Community Savings F.A. into BankAtlantic are expected to be completed in the first quarter of 2002, but are subject to a number of conditions, including receipt of required regulatory approval and the approval of Community's shareholders. The agreement provides for the payment of fees and expenses in certain circumstances related to the termination of the agreement. It is anticipated that funds for the acquisition will be obtained from one or more sources, including operations, traditional borrowings, liquidation of investments and/or proceeds from the issuance of one or more securities. There is no assurance that the transaction will be consummated or that financing will be available on satisfactory terms.

On October 15, 2001, BBC filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to an aggregate of $150 million of debt securities, BBC's Class A Common Stock and trust preferred securities. The net proceeds from the sale of these securities are expected to be used for the pending acquisition of Community and for other general corporate purposes.

BBC's principal source of liquidity is dividends from BankAtlantic. During 2000, BBC received $23.2 million of dividends from BankAtlantic. BBC also obtain funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. These funds are utilized to service and redeem BBC's debt, to pay dividends to BBC's shareholders and to make investments in equity securities, real estate and joint ventures. BBC's annual debt service at September 30, 2001 associated with their subordinated debentures, Trust Preferred Securities, and financial institution borrowings was $12.4 million. BBC estimated current annual dividends to common shareholders are $5.9 million. The declaration and payment of dividends by BBC will depend upon, among other things, our results of operations, financial condition and cash requirements as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends or otherwise advance funds to BBC. Payments and distributions by BankAtlantic to BBC are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income.

BBC established a revolving credit facility of up to $30 million in August 2000 from an independent financial institution. The credit facility matures in May 2003 and bears interest at prime minus 50 basis points. At September 30, 2001, BBC had outstanding borrowings of $12.9 million under this credit facility.

BankAtlantic's primary sources of funds during the first nine months of 2001 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, REO, and real estate held for development, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment, and deposit inflows. These funds were primarily utilized to fund operating expenses, deposit outflows, branch sales and to fund or purchase loans, FHLB stock, tax certificates, trading securities and securities available for sale. At September 30, 2001, BankAtlantic met all applicable liquidity and regulatory capital requirements.

On October 26, 2001, BankAtlantic closed on the sale of six Wal*Mart in-store branches to unrelated financial institutions. The six branches sold had aggregate deposit balances of $57.3 million at September 30, 2001. BankAtlantic's four remaining in-store branches are expected to be sold by February 2002. The four in-store branches have aggregate deposits of $38.1 million at September 30, 2001.

BBC's commitments to originate and purchase loans at September 30, 2001 were $210.1 million and $20.4 million, compared to $164.9 million and $0 million at September 30, 2000, respectively. Additionally, BBC had commitments to purchase $144.6 million of mortgage-backed securities at September 30, 2001 compared to commitments of $21 million at September 30, 2000. At September 30, 2001, loan commitments represented approximately 8.0% of loans receivable, net.

At the indicated dates BankAtlantic's capital amounts and ratios were (dollars in thousands):



                                                         Minimum Ratios
                                                         --------------
                                         Actual        Adequately   Well
                                    ----------------  Capitalized Capitalized
                                    Amount     Ratio      Ratio     Ratio
                                    ------     -----      -----     -----
     At September 30, 2001:
     Total risk-based capital      $343,689    11.33%     8.00%     10.00%
     Tier 1 risk-based capital     $307,213    10.13%     4.00%      6.00%
     Tangible capital              $307,213     6.83%     1.50%      1.50%
     Core capital                  $307,213     6.83%     4.00%      5.00%

     At December 31, 2000:
     Total risk-based capital      $328,973    11.00%     8.00%     10.00%
     Tier 1 risk-based capital     $291,544     9.74%     4.00%      6.00%
     Tangible capital              $291,544     6.66%     1.50%      1.50%
     Core capital                  $291,544     6.66%     4.00%      5.00%

Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

BBC's wholly owned subsidiary, Ryan Beck, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market maker, is subject to the supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At September 30, 2001, Ryan Beck's regulatory net capital was approximately $6.5 million, which exceeded minimum net capital rule requirements by $5.5 million.

Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker; However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at September 30, 2001.

                           PART II - OTHER INFORMATION

Item 1 through 5. - Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

     a)   Index to Exhibits - None

     b) No report on Form 8-K was filed during the three months ended September 30, 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BFC FINANCIAL CORPORATION



Date:         November 6, 2001     By:      /s/  Alan B. Levan
                                        ---------------------------------------
                                        Alan B. Levan, President



Date:         November 6, 2001     By:      /s/  Glen R. Gilbert
                                        ---------------------------------------
                                        Glen R. Gilbert, Executive Vice
                                          President Chief Accounting Officer
                                          and Chief Financial Officer