Form 10-K
period 2001-12-31
BFC FINANCIAL CORP
filed 2002-04-01
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2001

                             Commission File Number
                                     0-9811

                            BFC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Florida                                    59-2022148
   (State of Organization)              (IRS Employer Identification Number)

         1750 E. Sunrise Boulevard
          Ft. Lauderdale, Florida                         33304
  (Address of Principal Executive Office)               (Zip Code)

                                 (954) 760-5200
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

   Class A Common Stock $.01 par Value                   None
   Class B Common Stock $.01 par Value                   None
             (Title of Class)             (Name of Exchange on Which Registered)

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

    Aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant: As of March 21, 2002 $25,240,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

      Class A Common Stock of $.01 par value, 6,461,994 shares outstanding. Class B Common Stock of $.01 par value, 2,366,157 shares outstanding.

        Documents Incorporated by Reference in Part IV of this Form 10-K:

Portions of Registrant's Definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders is incorporated in Part III of this report.

                      [This Page Intentionally Left Blank}

                                     PART I

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report and in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BFC
Financial Corporation ("the Company", "BFC", or "Registrant" which may be referred to as "we", "us" or "our") and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, the risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; the impact on the national and local economies of the terrorist actions of September 11, 2001 and subsequently, as well as military activities or conflicts; credit risks and the related sufficiency of the allowance for loan losses; the effects of, and changes in, trade, monetary and fiscal policies and laws, including but not limited to interest rate policies of the Board of Governors of the Federal Reserve System; adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on our activities; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the impact of changes in accounting policies by the Securities and Exchange Commission; and with respect to the operations of Levitt Companies, LLC ("Levitt Companies") and its real estate subsidiaries: the market for real estate generally and in the areas where Levitt Companies has developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company's success at managing the risks involved in the foregoing. Further, this report contains forward-looking statements with respect to the acquisition of BankAtlantic Bancorp, Inc. ("Bancorp") and Community Savings Bankshares, Inc. ("Community"), which is subject to risks and uncertainties, including but not limited to, the risk that the transaction will cost more, take longer, or be less advantageous than expected. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed herein and in reports filed by the Company with the Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing factors are not exclusive. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above.

ITEM 1. BUSINESS

General Description of Business

BFC Financial Corporation is a unitary savings bank holding company as a consequence of its ownership interest in the common stock of Bancorp. Bancorp is also a diversified financial unitary savings bank holding company which owns 100% of the outstanding stock of BankAtlantic, Levitt Companies and Ryan, Beck & Co., LLC ("Ryan Beck").

In August 2000, Bancorp shareholders approved a corporate transaction that resulted in the retirement of all publicly held Bancorp Class B Common Stock, other than the Class B Common Stock held by BFC. As a consequence, BFC became the sole holder of the Class B Common Stock which represented 100% of the voting rights of Bancorp at that time. Because BFC controlled greater than 50% of the vote of Bancorp, commencing in 2000 Bancorp was consolidated in the Company's financial statements instead of carried on the equity basis. In 2001, Bancorp amended its articles of incorporation to grant voting rights to holders of Bancorp Class A Common Stock, make Bancorp Class B Common Stock convertible into Bancorp Class A Common Stock on a share for share basis, and equalize the cash dividends payable on Bancorp's Class A Common Stock and Bancorp's Class B Common Stock. As a consequence of the amendment, Bancorp's Class A shareholders are entitled to one vote per share, which in the aggregate will represent 53% of the combined voting power of Bancorp's Class A Common Stock and Bancorp's Class B Common Stock. Bancorp's Class B Common Stock represents the remaining 47% of the combined vote.

At December 31, 2001, the Company's ownership in Bancorp Class A Common Stock and Class B Common Stock was approximately 16% and 100%, respectively, in the aggregate representing 23% of all of the outstanding Bancorp Common Stock and 55.3% of the vote. The Company acquired control of Bancorp in 1987 for a total investment of approximately $43 million. From 1987 through June 1993, the Company increased its ownership in Bancorp to 78%. In November 1993, the

Company's ownership of Bancorp decreased to 48%, as a consequence of the Company's and Bancorp's sales of shares of Bancorp Common Stock and since that time has been further reduced to its current level as a consequence of the additional issuance of common stock by Bancorp in connection with acquisitions and the exercise of Bancorp stock options.

Bancorp is a Florida-based diversified financial services holding company which owns BankAtlantic, Levitt Companies and Ryan Beck. BankAtlantic, a federally chartered, federally insured savings bank was organized in 1952, and provides traditional retail banking services and a full range of commercial banking products and related financial services. On March 22, 2002, BankAtlantic acquired Community which through its savings and loan association subsidiary operated 21 offices in Palm Beach, Martin, St. Lucie and Indian River counties in Florida. Including the branches recently acquired from Community Savings, BankAtlantic operates 74 branch offices located primarily in Miami-Dade, Broward, Hillsborough, Palm Beach, Martin, St. Lucie and Indian River Counties in the State of Florida and has approximately $5.6 billion in assets. BankAtlantic's activities include: (i) attracting checking and savings deposits from the public and general business customers, (ii) originating commercial real estate and business loans, and consumer and small business loans, (iii) purchasing wholesale residential loans from third parties, and (iv) making other investments in mortgage-backed securities, tax certificates and other securities. BankAtlantic is regulated and examined by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC").

Levitt Companies owns Core Communities, LLC ("Core Communities"), a developer of master planned residential, commercial and industrial communities in Florida and Levitt and Sons, LLC ("Levitt and Sons"), a developer of single-family home communities, condominiums and rental apartment complexes. Levitt also has several other real estate joint venture investments in South Florida.

Ryan Beck provides a full range of investment banking, brokerage and investment management services. Ryan Beck conducts capital market activities focused on the financial services and municipal sectors. These activities include investment banking, trading, research and institutional sales. Ryan Beck also operates retail-oriented brokerage, conducting such activities on behalf of high net worth individuals.

During 1999 and 2000, the Company (without consideration of Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company's interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, therefore, they are consolidated in these financial statements. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $5.1 million of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $4.4 million in the Partnership. The Company and the general partners retained ownership interests of approximately $1.8 million. Additionally, during 2001, approximately $895,000 of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $1.3 million in the partnerships. The Company and the general partners retained ownership interests of approximately $3.8 million increasing the Company's total investment in these partnerships to $5.6 million. Of the $1.3 million, Alan Levan and Jack Abdo each borrowed $500,000 from the Company on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company each borrowed $50,000 on a non-recourse basis to make their investments. Such amounts were still outstanding at the end of the year, bear interest at the prime rate plus 1% and are payable interest only annually with the entire balance due in February 2006. After the limited partners receive a specified return from the partnerships, the general partners are entitled to receive 20% of all cash distributions from the partnerships. The general partners are limited liability companies of which the members are: John E. Abdo - 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0%; John E. Abdo, Jr. - 17.5% and BFC Financial Corporation - 57.5%. Losses net of minority interests for the year ended December 31, 2001 were $881,000. At December 31, 2001, the Company's net investment in these partnerships was $4.7 million.

In addition to its other activities, the Company apart from Bancorp and Bancorp's subsidiaries, owns and manages real estate. Since its inception in 1980, and prior to acquiring control of Bancorp, the Company's primary business was the organization, sale and management of real estate investment programs. A subsidiary of the Company continues to serve as the corporate general partner of a public limited partnership which files periodic reports with the Securities and Exchange Commission under the Exchange Act. Subsidiaries of the Company also serve as corporate general partners of a number of private limited partnerships formed in prior years. The Company ceased the organization and sale of real estate investment programs in 1987. The Company continues to hold mortgage notes receivable of approximately $912,000 which were received in connection with the sale of properties previously owned by the Company.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group share equally in profits after interest earned by the

Company on advances made by the Company. The Company bears any risk of loss under the arrangement. Pursuant to this arrangement with the Abdo Group, in December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 2001, all of the project except for land under two pylon signs, a cell tower site and the lake had been sold to unaffiliated third parties for approximately $21.4 million and the Company recognized net gains from the sales of real estate of approximately $4.8 million. The Abdo Group received approximately $2.6 million in 2000 in connection with its real estate sales profit participation.

BUSINESS SEGMENTS

The Company is a diversified financial services holding company that provides a full line of products and services encompassing consumer and commercial banking; real estate construction and development, and brokerage and investment banking. Management reports results of operations through seven segments: Bank Investments, Commercial Banking and Community Banking, which are conducted through the Bank Operation segments and are operated solely by Bancorp and BankAtlantic, Levitt Companies, Ryan Beck, Bancorp Parent Company and BFC Holding Company.

Bank Investments

The Bank Investments segment manages the investments in BankAtlantic's securities portfolios as well as wholesale and retail residential lending activities. BankAtlantic securities portfolios include securities available for sale, investment securities and tax certificates. Additionally, this segment also handles BankAtlantic's residential loan portfolio.

Securities Available for Sale - Securities available for sale consist of mortgage-backed securities, treasury notes and real estate mortgage investment conduits ("REMIC"). BankAtlantic's securities portfolio serves as a source of liquidity while providing a means to moderate the effects of interest rate changes. The decision to purchase and sell securities is based upon current assessment of the economy, the interest rate environment and BankAtlantic's liquidity requirements.

Investment  Securities  Held to  Maturity  and  Tax  Certificates  -  Investment
securities held to maturity consist of adjustable rate mortgage-backed securities issued by government agencies. These securities have minimal credit and interest rate risk due to the government agency guarantee of the principal balance and periodic interest rate adjustments.

Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. Interest accrues at the rate established at the auction or by statute. The minimum repayment, in order to satisfy the lien, is the certificate amount plus the interest accrued through the redemption date and applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void. Experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayments generally occur over a two year period. Other than in Florida and Georgia, BankAtlantic has no significant concentration of tax certificate holdings in any one taxing authority.

The composition, yields and maturities of securities available for sale and investment securities and tax certificates were as follows (in thousands):

                                      U.S.                                        Corporate
                                   Treasury                         Mortgage-       Bond                             Weighted
                                     and            Tax              Backed          And                              Average
                                   Agencies     Certificates       Securities       Other             Total            Yield
                                  -----------   ------------       -----------    ----------        ---------         -------
December 31, 2001
Maturity: (1)
   One year or less                 $5,819         $103,121         $       39         $ --         $  108,979         10.32%
   After one through five years         --           40,956                243          262             41,461         10.70
   After five through ten years         --               --             13,060           --             13,060          3.96
   After ten years                      --               --          1,071,434           --          1,071,434          5.84
                                    ------         --------         ----------         ----         ----------         -----
Fair values (2)                     $5,819         $144,077         $1,084,776         $262         $1,234,934          6.37%
                                    ======         ========         ==========         ====         ==========         =====
Amortized cost (2)                  $5,819         $144,077         $1,063,949         $250         $1,214,095          6.59%
                                    ======         ========         ==========         ====         ==========         =====
Weighted average yield based
    on fair values                    1.07%           10.76%              5.82%        5.56%              6.37%
Weighted average maturity        .01 years        2.0 years        23.53 years   3.67 years        20.90 years
                                 ---------         --------         ----------   ----------         ----------
December 31, 2000
Fair values (2)                     $5,945         $122,352         $1,050,052         $250         $1,178,599          6.90%
                                    ======         ========         ==========         ====         ==========         =====
Amortized cost (2)                  $5,945         $122,352         $1,056,470         $250         $1,185,017          6.43%
                                    ======         ========         ==========         ====         ==========         =====

(1) Maturities are based on contractual maturities. Tax certificate maturities are based on historical repayment experience and BankAtlantic's charge-off policies since tax certificates do not have contractual maturities.

(2) Equity securities held by Bancorp parent company with a cost of $33.4 million and $35.0 million and a fair value of $43.4 million, and $48.4 million at December 31, 2001 and 2000 respectively, were excluded from the above table.

A  summary  of  the  amortized  cost  and  gross   unrealized   appreciation  or
depreciation of estimated fair value compared to cost of tax certificates and held to maturity and available for sale securities follows (in thousands):

                                                                        December 31, 2001
                                                   ------------------------------------------------------------
                                                                      Gross           Gross
                                                   Amortized       Unrealized       Unrealized       Estimated
                                                      Cost         Appreciation     Depreciation     Fair Value
                                                   -----------    -------------     ------------     ----------
Tax certificates and investment securities:
  Cost equals market                                $  144,077        $    --           $ --        $  144,077
Mortgage-backed securities held to maturity:
  Market over cost                                     196,359          5,878             --           202,237
  Cost over market                                      68,074             --            126            67,948
Investment securities available for sale:
  Cost equals market                                    29,631             --             --            29,631
  Market over cost                                       7,016         10,322              0            17,338
  Cost over market                                       2,867             --            352             2,515
Mortgage-backed securities available for sale:
  Market over cost                                     706,415         15,561             --           721,976
  Cost over market                                      93,101             --            486            92,615
                                                    ----------        -------           ----        ----------
          Total                                     $1,247,540        $31,761           $964        $1,278,337
                                                    ==========        =======           ====        ==========

Residential Loans - BankAtlantic purchases residential loans in the secondary markets. These loans are secured by property located throughout the United States. For residential loan purchases, BankAtlantic reviews the seller's underwriting policies and subject certain of the individual loans to an additional credit review. These loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. Guidelines are set for loan purchases relating to: loan amount, type of property, state of residence, loan-to-value ratios, borrower's sources of funds, appraisal, and loan documentation. BankAtlantic also originates residential loans, primarily CRA loans. The underwriting of these loans generally follows government agency guidelines with independent appraisers generally performing on-site inspections and valuations of the collateral.

Commercial Banking

The Commercial Banking segment provides a wide range of commercial lending products. These products include commercial real estate construction, residential development and land acquisition loans, commercial business loans and trade finance lending. This segment also provides letters of credit and standby letters of credit to corporate customers.

Commercial Real Estate - Commercial real estate loans normally are secured by property located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area in Florida. Commercial real estate loans, typically are based on a maximum of 75% of the collateral's appraised value and require the borrower to maintain escrow accounts for real estate taxes and insurance. Prior to making a loan, the value of the collateral, the quality of the loan, the credit worthiness of the borrowers and guarantors, the location of the real estate, the projected income stream of the property, the reputation and quality of management constructing or administering the property, and the interest rate and fees are considered. It is generally required that these loans be guaranteed by one or more of the principals of the borrowing entity. Loans and investments in affiliated joint ventures may result in consolidated exposure in excess of the typical loan to value ratio and guarantees of the principals may not be required.

Commercial Business - Commercial business loans are generally made to medium size companies located throughout Florida, primarily in the Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area. Both secured and unsecured loans are made, although the majority of these loans are on a secured basis. New commercial business loans are typically secured by the accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime-based. These loans typically are originated for terms ranging from one to five years. BankAtlantic also provides trade financing for local commercial customers who are exporting primarily to Latin America utilizing risk mitigation guarantees and credit insurance programs. Trade finance loans have rates tied to prime and generally have maturities of one year or less.

Standby Letters of Credit and Commitments - Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is the same as extending loans to customers. Certificates of deposit and residential and commercial liens may be held as collateral for letters of credit.

BankAtlantic also issues commitments for commercial real estate and commercial business loans. In most cases these commitments are for three months.

Discontinued lines of business - During 2001, based on an evaluation of the performance of loan products BankAtlantic discontinued the origination of international loans to correspondent financial institutions and lease financing.

International lending to correspondent financial institutions - BankAtlantic lent to correspondent financial institutions in Latin America, including pre-export financing and advances on letters of credit. These loans have rates tied to either prime or LIBOR and generally have maturities of one year or less. At December 31, 2001, $1.4 million of such loans remained outstanding.

Lease Financing - BankAtlantic has leased or financed trucks and manufacturing and construction equipment to businesses. The leases are secured by the acquired equipment and are originated with terms ranging from two to five years. The lease interest component is at a fixed rate. During 2001 lease financing was discontinued. Lease financing is considered sub-prime lending and generally has a higher degree of risk, than loans in BankAtlantic's portfolio. These leases are more likely to be adversely impacted by unfavorable economic conditions and are highly dependent on the success of the business and the credit worthiness of the principals. At December 31, 2001, $55 million of such leases remained outstanding.

Community Banking

The Community Banking segment offers a diverse range of loan products for individuals and small businesses. These products include home equity loans, automobile loans, overdraft protection on deposit accounts and small business lending.

The above loans are originated by business bankers through the BankAtlantic branch network. This segment also administers BankAtlantic's ATM network operations located in retail outlets, cruise ships, Native American reservation gaming facilities and BankAtlantic branch locations.

SmallBusiness - Small business loans are generally made to companies, primarily in Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area in Florida. Small business loans are originated on a secured or unsecured basis and do not exceed $1.0 million. These loans are originated with maturities primarily ranging from one to three years or on demand. Lines of credit are due upon demand. These loans typically have either fixed or variable prime based interest rates.

Small business loans generally have a higher degree of risk than other loans in BankAtlantic's portfolio because they are more likely to be adversely impacted by unfavorable economic conditions. In addition, these loans typically are highly dependent on the success of the business and the credit worthiness of the principals.

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

Underwriting and Credit Management

Bancorp has a centralized underwriting area that establishes policies and procedures for the banking operations segments and their related products. However, borrowers or counter-parties may default on their obligations. Credit risk arises through the extension of loans and leases, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk,
Bancorp has established policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk and attempts to monitor the application of these policies and procedures.

BankAtlantic's Chief Credit Officer works with lending officers and various other line personnel who conduct activities involving credit risk and is involved in the implementation, refinement and monitoring of credit policies and procedures.

BankAtlantic attempts to manage credit exposure to individual borrowers and counter-parties of its banking operations on an aggregate basis including loans, securities, letters of credit, derivatives and unfunded commitments. The creditworthiness of individual borrowers or counter-parties is analyzed by credit personnel, and limits are established for the total credit exposure to any one borrower or counter-party. Credit limits at BankAtlantic are subject to varying levels of approval by senior line and credit risk management.

For products in the commercial banking division, a borrower's ability to make principal and interest payments and the value of the collateral securing the underlying loans are evaluated. Independent appraisers generally perform on-site inspections and valuations of the collateral for commercial real estate loans. Commercial real estate and commercial and syndicated business loans of $1.0 million to $5.0 million at BankAtlantic require Senior Loan Committee approval and Major Loan Committee ratification. Commercial loans over $5.0 million require the approval of the Major Loan Committee. BankAtlantic's Senior Loan Committee includes members of its executive management. BankAtlantic's Major
Loan Committee consists of: the Chief Executive Officer; Vice Chairman; Chief Credit Officer; Executive Vice President Commercial Lending; and certain other officers of BankAtlantic.

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

An independent credit review group conducts ongoing reviews of credit activities and portfolios, reexamining on a regular basis risk assessments for credit exposure and overall compliance with policy. This group meets monthly to receive an update on the status of small business, commercial real estate and commercial business classified loans. The committee discusses the progress of individual credits, monitors compliance with lending policies and may upgrade or downgrade the risk grades of specific loans.

Credit  exposure is  primarily  focused in the loan and lease  portfolio,  which
totaled   $2.8  billion  and  $2.9  billion  at  December  31,  2001  and  2000, respectively.

Loans and leases receivable composition are as follows (in thousands):

                                                 As of December 31,
                                  --------------------------------------------
                                          2001                    2000
                                  --------------------   ---------------------
                                     Amount    Percent     Amount    Percent
                                  --------------------   ---------------------
Loans receivable:
Real estate loans:
  Residential real estate         $1,111,775    40.07%   $1,316,062    46.14%
  Construction and development     1,122,628    40.47       937,881    32.88
  Commercial real estate             522,006    18.82       369,282    12.95
  Small business - real estate        43,196     1.56        28,285     0.99
Other loans:
  Second mortgage - direct           166,531     6.00       124,859     4.38
  Second mortgage - indirect           2,159     0.08         4,020     0.14
  Commercial business                 76,146     2.74        86,194     3.02
  Small business - non-mortgage       59,041     2.13        69,325     2.43
  Lease finance                       54,969     1.98        75,918     2.66
  Due from foreign banks               1,420     0.05        64,207     2.25
  Consumer - other direct             25,811     0.93        33,036     1.16
  Consumer - other indirect           23,241     0.84        58,455     2.05
Loans held for sale:
  Residential real estate              4,757     0.17            --     0.00
  Syndication loans                   40,774     1.47        80,016     2.80
                                  ----------   ------    ----------   ------
        Total                      3,254,454   117.31     3,247,540   113.85
                                  ----------   ------    ----------   ------
Adjustments:
Undisbursed portion of loans
in process                           434,166    15.65       344,390    12.07
Unearned discounts (premiums)          1,470     0.05         3,675     0.13
Allowance for loan losses             44,585     1.61        47,000     1.65
                                  ----------   ------    ----------   ------

     Total loans
receivable, net                   $2,774,233   100.00%   $2,852,475   100.00%
                                  ==========   ======    ==========   ======
Bankers acceptances               $        5   100.00%   $    1,329   100.00%
                                  ==========   ======    ==========   ======

Interest Expense and Overhead Allocations to Bank Operation Segments

Interest expense and overhead for Bank Operation segments represents interest expense and certain revenue and expense items which are allocated to each Bank Operation segment based on its pro-rata average assets. Items included in interest expense and overhead include interest expense on all interest bearing banking liabilities, with an allocation of back office and corporate headquarter operating expenses, net of deposit account fee income.

Deposits - Deposits include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts, IRA and Keogh retirement accounts, brokered certificates of deposit and public funds. Deposits are solicited in BankAtlantic's market areas through advertising and relationship banking activities primarily conducted through sales force and branch network. Most depositors are residents of Florida at least part of the year. Bancorp has several relationships, including one with Ryan Beck, for the placement of brokered certificates of deposit. These relationships are considered an alternative source of funding.

Federal Home Loan Bank ("FHLB") Advances - BankAtlantic is a member of the FHLB and can obtain secured advances from the FHLB of Atlanta. Advances are collateralized by a security lien against BankAtlantic's residential loans, certain commercial loans and securities. In addition, certain levels of FHLB stock must be maintained for outstanding advances. FHLB advances are primarily used to fund the purchased residential loan portfolio.

Securities Sold Under Agreements To Repurchase And Other Short Term Borrowings -- Short term borrowings consist of securities sold under agreements to repurchase, federal funds borrowings and borrowings from the Federal Reserve Bank. Securities sold under agreements to repurchase involves a sale of a portion of the current investment portfolio (usually MBS and REMIC's) at a negotiated rate with and an agreement to purchase the same assets on a specified date. Repurchase agreements are issued to institutions and BankAtlantic customers. These transactions are collateralized by securities in BankAtlantic's investment portfolio. Customer repurchase agreements are not insured by the FDIC. Federal funds borrowings occur under established facilities with various federally insured banking institutions to purchase federal funds. The facilities are used on an overnight basis to assist in managing cash flow requirements. These federal fund lines are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. BankAtlantic also has established a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against BankAtlantic's consumer loans.

Levitt Companies

Levitt Companies is the real estate construction and development segment. Levitt engages in real estate activities through Levitt and Sons, Core Communities and several investments in real estate projects in South Florida. Levitt and Sons, is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. Core Communities owns the unsold land and other entitlements of the master planned community commonly known as St. Lucie West in St. Lucie County, Florida. Core Communities also owns two communities in the planning stages; Westchester in St. Lucie County, Florida and Live Oak in Hillsboro County, Florida. Changes in the economic conditions of the area would have an impact on the operations of Levitt.

Levitt Companies' construction activity is summarized as follows:

                                         At or For the Year Ended
                                              December 31,
                                        -------------------------
                                          2001             2000
                                        --------         --------
Levitt and Sons
Pre-sold backlog                             724              703
Homes delivered and titled                   879              620
Lot inventory (owned or optioned)          1,761            2,613
Average sale price of homes             $200,031         $201,000
                                        ========         ========
Core Communities
In acres:
Inventory under development                2,098            1,066
Inventory raw acreage                      2,032            2,033
Inventory sold in acres                      253              145
                                        ========         ========

The profitability of our real estate development activities will depend on our ability to acquire land at attractive prices and future real estate market conditions.

Levitt Companies and its subsidiaries had outstanding indebtedness to unaffiliated financial institutions of $64 million at December 31, 2001 which was collateralized by Levitt Companies' assets. See Note 10 to the consolidated financial statements for further details regarding this indebtedness. Pursuant to the terms of the outstanding indebtedness, Levitt Companies is subject to restrictions on the payment of dividends to Bancorp. See Note 25 to the consolidated financial statements for a description of an adverse verdict entered against a joint venture in which a subsidiary of Levitt Companies is a partner.

Ryan Beck

Ryan Beck is the brokerage and investment banking segment. Ryan Beck is an investment banking firm engaged in the underwriting, distribution and trading of tax-exempt, equity and debt securities. Ryan Beck offers a full-service, general securities brokerage business with investment and insurance products for retail and institutional clients. Ryan Beck also provides investment and wealth management advisory services; capital-raising and related advisory services; and mergers and acquisitions consultation.

As a  registered  broker-dealer  with the  Securities  and  Exchange  Commission
("SEC"), Ryan Beck also offers a general securities business with extensive investment and research products for retail and institutional clients. The firm operates on a fully disclosed basis with its clearing firm, Credit Suisse First Boston. Clients consist primarily of:

     o    High net worth individuals;
     o    Financial institutions;
     o Institutional clients (including mutual funds, pension funds, trust companies, insurance companies, LBO funds, private equity sponsors, merchant banks and other long-term investors); and
     o    To  a  lesser  extent,   insurance  companies  and  specialty  finance
          companies.

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

Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, Ryan Beck is likely to be adversely affected by negative economic developments in, the mid-Atlantic region or the financial services industry in general.

The majority of Ryan Beck's assets and liabilities are trading securities or securities sold not yet purchased. Trading securities and securities sold not yet purchased are associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck and are accounted for at fair value in our financial statements. Fair value is determined by market price quotations and volatility in either the stock or fixed income markets could result in an adverse change in our financial statements. Trading transactions as principal involve making markets in securities held in inventory to facilitate sales to and purchases from customers. As a result of this activity Ryan Beck may be required to hold securities during declining markets.

Bancorp Parent Company

Bancorp Parent Company segment operations include the costs of acquisitions, financing of acquisitions, goodwill amortization and impairment, contributions of capital to its subsidiaries and the ownership and management of a portfolio of public and private equity investments. Certain affiliates, including certain of BFC's and Bancorp's executive officers, have independently made investments with their own funds in both public and private entities in which Bancorp holds investments. Bancorp Parent Company obtains its funds from issuances of equity securities, subordinated debentures, convertible subordinated debentures and subordinated investment notes as well as borrowings from unrelated financial institutions and dividends from BankAtlantic. These funds are utilized for additional investments in BankAtlantic, Levitt Companies, and Ryan Beck, as well as the purchase of equity investments and dividends to its shareholders including BFC. (See Management Discussion and Analysis "Related Party Transactions" for a further discussion on equity investments.)

BFC Holding Company

The BFC holding company segment includes all of the operations and all of the assets which are owned by BFC other than Bancorp and its subsidiaries. BFC owns and manages real estate which include the ownership of Burlington Manufacturers Outlet Center ("BMOC"), a shopping center in North Carolina and the unsold land at Center Port, an industrial office park developed in Florida. BFC also holds mortgage notes receivable that were received in connection with the sale of properties previously owned. The BFC holding company segment also includes overhead and interest expense. The interest expense relates to debts and other borrowings, primarily utilized for the acquisition of real estate and equity securities. Equity investments primarily include equity securities in the retail and technology sectors and ownership interests in private limited partnerships. Subsidiaries of BFC are the managing general partners of the private limited partnerships and the partnerships' accounts are included in the consolidated financial statements of the Company.

EMPLOYEES

Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs which are considered by management to be generally competitive with employee benefits provided by other major employers in its markets.

The Company's number of employees at the indicated dates were:

                      December 31, 2001   December 31, 2000
                      -----------------   ------------------
                       Full-     Part-     Full-     Part-
                       time      time      time      time
                      -------   -------   --------  --------
BFC                       6         1         6         1
BankAtlantic            830        85       836       112
Levitt  Companies       202        27       170        35
Ryan Beck               300        13       272        18
                      -----     -----     -----     -----

   Total              1,338       126     1,284       166
                      =====     =====     =====     =====

BankAtlantic added approximately 166 full time equivalent employees as a direct result of the Community Savings Bankshares, Inc. acquisition on March 22, 2002.

On January 30, 2002, BankAtlantic announced a seven day banking initiative scheduled to begin on April 1, 2002. This initiative will include Saturday, Sunday and extended weekday branch banking and 24 hour call center access. BankAtlantic's management anticipates that it will be necessary to employ a significant number of additional employees in connection with the implementation of the seven day banking initiative.

COMPETITION

BankAtlantic is one of the largest financial institutions headquartered in the State of Florida. BankAtlantic has substantial competition in attracting and retaining deposits and in lending funds. BankAtlantic competes not only with financial institutions headquartered in the State of Florida but also with a growing number of financial institutions headquartered outside of Florida which are active in Florida. Many of BankAtlantic's competitors have substantially greater financial resources than BankAtlantic has and, in some cases, operate under fewer regulatory constraints.

Levitt Companies is engaged in the real estate development and construction industry. The business of developing and selling residential properties and planned communities is highly competitive and fragmented. Levitt Companies competes with numerous large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some competing builders have nationwide operations and substantially greater financial resources. Levitt Companies' products must also compete with re-sales of existing homes and available rental housing. In general, the housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect the demand for new homes, including the availability and cost of labor and materials, changes in costs associated with home ownership, overbuilding, a surplus of available real estate offerings in the market or decreases in demand, changes in consumer preferences, demographic trends and the availability of mortgage financing.

Ryan Beck is engaged in investment banking, securities brokerage and asset management activities all of which are extremely competitive businesses. Competitors include:

     o All of the member organizations of the New York Stock Exchange and NASD,
     o    Banks,
     o    Insurance companies,
     o    Investment companies, and
     o    Financial consultants.

In addition to its ownership in Bancorp, BFC owns and manages real estate primarily through its ownership of BMOC. In connection with its leasing activities, BMOC competes with other shopping centers and outlet centers for tenants. There are also owners of other buildings within BMOC that compete for the same tenants as BMOC.

REGULATION AND SUPERVISION

General

     As the holder of approximately 23% of all of Bancorp's outstanding Common Stock, BFC is a unitary savings bank holding company subject to regulatory oversight by the Office of Thrift Supervision ("OTS"). In addition, Bancorp is also a savings bank holding company and is subject to the same oversight by the OTS. As such, both are required to register with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority non-savings bank subsidiaries including Levitt Companies and Ryan, Beck & Co. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.

HOLA prohibits a savings bank holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings bank or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings bank, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings bank, the OTS must consider the financial and managerial resources and future prospects of the company and savings bank involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

Unitary savings and loan holding companies, generally are not restricted under existing laws as to the types of business activities in which they may engage, provided that the Bank continues to satisfy the Qualified Thrift Lender ("QTL") test. See "- Regulation of Federal Savings Banks - QTL Test" for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings bank or of a savings bank that meets the QTL test and is deemed to be a savings bank by the OTS and that will be held as a separate subsidiary, we would become a multiple savings bank holding company and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings bank holding company and its non-insured bank subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

BankAtlantic is a member of the FHLB system and its deposit accounts are insured up to applicable limits by the FDIC. BankAtlantic is subject to supervision, examination and regulation by the OTS and by the FDIC as the insurer of its deposits. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. BankAtlantic must obtain regulatory approvals prior to entering into certain transactions and dividends by
BankAtlantic to Bancorp are limited by regulation. The OTS and the FDIC periodically review BankAtlantic's compliance with various regulatory requirements. The regulatory structure also gives regulatory authorities extensive discretion with respect to the classification of non-performing and other assets and the establishment of adequate loan loss reserves for regulatory purposes.

Transactions between the Bank, including any of the Bank's subsidiaries, and us or any of the Bank's affiliates, are subject to various conditions and limitations. See "Regulation of Federal Savings Banks - Transactions with Related Parties." The Bank must file a notice with the OTS prior to any declaration of the payment of any dividends or other capital distributions to Bancorp. See - "Regulation of Federal Savings Banks - Limitation on Capital Distributions."

The Bank

General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") which are administered by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions or forming subsidiaries. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors.

The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, the Bank, and the operations of both.

The following discussion is intended to be a summary of the material statutes and regulations applicable to savings banks, and it does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Federal Savings Banks

Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS there under. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of a bank's capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of a bank's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of a bank's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or bank's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank's unimpaired capital and surplus. Additional loans or extensions of credit are permitted of up to 10% of unimpaired capital and surplus if they are fully secured by readily-marketable collateral. Such collateral includes certain debt and equity securities and gold bullion, but generally does not include real estate. At December 31, 2001, the Bank's limit on loans to one borrower was $58.8 million. At December 31, 2001, the Bank's largest aggregate amount of loans to one borrower was $41.1 million and the second largest borrower had an aggregate balance of $40.8 million.

QTL Test. HOLA requires a savings bank to meet a Qualified Thrift Lending ("QTL") test by maintaining at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2001, the Bank maintained 82% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender. A savings bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

Capital Requirements. The OTS regulations require savings banks to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. The OTS regulations also provide that the minimum leverage capital ratio, or core capital to total adjusted assets, under OTS regulations for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating is 3% and that the minimum leverage capital ratio for any other depository institution is 4%, unless a higher capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings bank must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies, to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2001:

                          For the Year Ended December 31, 2001
                       -------------------------------------------             Well
                                                 Minimum Capital           Capitalized
                              Actual               Requirement         -------------------
                        Amount      Ratio       Amount     Ratio        Amount     Ratio
                       -------------------     -------------------     ----------  -------
                                      (In thousands)
Tangible capital       $346,057      8.02%     $ 64,707      1.50%     $ 64,707      1.50%
Core capital           $346,057      8.02%     $172,551      4.00%     $215,689      5.00%
Risk-based capital     $383,295     12.90%     $237,648      8.00%     $297,060     10.00%

The following is a reconciliation of generally  accepted  accounting  principles
(GAAP) capital to regulatory capital for the Bank at December 31, 2001:

                                                                            Risk-
                                       Tangible           Core              Based
                                       Capital           Capital           Capital
                                     -----------       -----------        ----------
                                                     (In thousands)
GAAP capital                         $ 370,503          $ 370,503          $ 370,503
Non-allowable assets:
Other comprehensive income              (8,292)            (8,292)            (8,292)
Goodwill                               (16,154)           (16,154)           (16,154)
General valuation allowances                --                 --             37,238
                                     ---------          ---------          ---------
Regulatory capital                     346,057            346,057            383,295
Minimum capital requirement             64,707            172,551            237,648
                                     ---------          ---------          ---------
Regulatory capital excess            $ 281,350          $ 173,506          $ 145,647
                                     =========          =========          =========

Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings banks, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

Under the OTS regulations governing capital distributions, certain savings banks are permitted to pay capital distributions during a calendar year that do not exceed the bank's net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the savings bank is in need of more than normal supervision or if it determines that a proposed distribution by a savings bank would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See " - Prompt Corrective Regulatory Action."

Liquidity. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's average liquidity ratio at December 31, 2001 was 17%.

Assessments. Savings banks are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is based on the savings bank's total assets, including consolidated subsidiaries, as reported in the bank's latest quarterly Thrift Financial Report. The Bank's assessment expense during the year ended December 31, 2001 totaled $697,000.

Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings banks to establish branches in any state of the United States.

Community Reinvestment. Under the CRA, as implemented by OTS regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS, in connection with its examination of a savings bank, to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "satisfactory" CRA performance evaluation. Regulations implementing the requirements under Gramm-Leach that insured depository institutions publicly disclose certain agreements that are in fulfillment of CRA became effective on April 1, 2001. BankAtlantic has no such agreements in place at this time.

Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Bank has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the BHCA as an affiliate for purposes of Sections 23A and 23B. The OTS regulations prohibit a savings bank (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under
Section 4(c) of the Bank Holding Company Act ("BHC Act") and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings bank and also limits the aggregate amount of transactions with all affiliates to 20% of the savings bank's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to non-affiliated companies. On October 1, 2001, the Bank made a special dividend to Bancorp of all the outstanding stock of Levitt Companies, and Levitt Companies thereupon became a subsidiary of Bancorp instead of the Bank. As a consequence, transactions between the Bank and Levitt Companies became subject to the regulations and statutes described above and in connection with the transaction the OTS issued a "no action" letter which effectively grandfathered all then-outstanding loans, commitments and letters of credit ("Levitt Loans") from the Bank to Levitt. In addition, the Bank agreed that it would not engage in any covered transactions with any affiliates until the aggregate amount of all covered transactions, including the Levitt Loans, falls below twenty percent of the Bank's capital stock and surplus.

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board ("FRB") thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's board of directors.

Enforcement. Under the Federal Deposit Insurance Act ("FDI Act"), the OTS has primary enforcement responsibility over savings banks and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that cause or are likely to cause a more than a minimal loss or other significant adverse effect on an insured savings bank.

Standards for Safety and Soundness. Pursuant to the requirements of the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), the OTS, together with the other federal bank regulatory agencies, have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (a) are secured by real estate or (b) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings bank to establish and maintain written internal real estate lending standards that are consistent with OTS guidelines and with safe and sound banking practices and which are appropriate to the size of the bank and the nature and scope of its real estate lending activities.

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings banks. For this purpose, a savings bank would be placed in one of five categories based on the bank's capital. Generally, a savings bank is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. The most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. See "- Capital Requirements."

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital deteriorates within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized bank and to restrict the asset growth, acquisitions, branching, and new lines of business of such a bank. If one or more grounds exist for appointing a conservator or receiver for a bank, the OTS may require the bank to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository bank. When appropriate, the OTS can require corrective action by a savings bank holding company under the "prompt corrective action" provisions of FDICIA.

Insurance of Deposit Accounts. Savings banks are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the risk-based assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period. The supervisory subgroup to which an institution is assigned is based upon a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. Both the BIF and SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken, it could have an adverse effect upon the earnings of the Bank

Privacy and Security Protection. The OTS has recently adopted regulations implementing the privacy protection provisions of Gramm-Leach. The regulations, which require each financial institution to adopt procedures to protect customers' and customers' "non-public personal information" became effective November 13, 2000. The Bank has a privacy protection policy which we believe complies with applicable regulations. In February 2001, the OTS and other federal banking agencies finalized guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program. The new regulation became effective on July 1, 2001. BankAtlantic believes that these regulations will not have a material impact upon our operations.

Insurance Activities. As a federal savings bank, BankAtlantic is generally permitted to engage in certain insurance activities through subsidiaries. OTS regulations promulgated pursuant to Gramm-Leach prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulation also requires prior disclosure of this prohibition to potential insurance product or annuity customers.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2001, of $56.4 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLB of Atlanta paid dividends on the capital stock of $3.7 million during the year ended December 31, 2001. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $42.8 million. The amount of aggregate transaction accounts in excess of $42.8 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 14%. The FRB regulations currently exempt $5.5 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Securities Laws

BFC's Class A Common Stock, BFC's Class B Common Stock and Bancorp's Class A Common Stock are registered with the SEC under the Exchange Act. As such, both BFC and Bancorp are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Levitt Companies

Homes,  residential  communities  and  commercial  developments  built by Levitt
Companies and its subsidiaries must comply with state and local laws and regulations relating to, among other things, zoning, environmental matters, treatment of waste, construction materials which must be used, sales, density requirements, building design and minimum elevation of properties. These include laws requiring use of construction materials which reduce the need for energy-consuming heating and cooling systems and to better withstand hurricanes. These laws and regulations are subject to frequent change and often increase construction costs. In some cases, there are laws which require that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. These laws and regulations are usually administered by individual counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. Compliance with these regulations has extended the time required to market projects by prolonging the time between the initiation of projects and the commencement and completion of construction. Levitt Companies is currently in various stages of securing governmental approvals for its development and homebuilding projects. Delay or inability to obtain all required approvals for a project could have a material adverse effect on the marketability or profitability of a project.

The residential homebuilding and commercial construction industry also is subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws and conditions may result in delays, may cause Levitt Companies to incur substantial compliance and other costs, and can prohibit or severely restrict building activity in environmentally sensitive regions or areas.

Ryan Beck

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

Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 2001, Ryan Beck was registered as a broker-dealer in 50 states and the District of Columbia. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of clients' funds and securities, capital structure of securities firms, recordkeeping and reporting, fee arrangements, disclosure to clients and the conduct of directors, officers and employees.

Additionally, legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The profitability of broker-dealers could also be affected by rules and regulations which impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

As a broker-dealer, Ryan Beck is required by federal law to belong to, and is a member of, the Securities Investor Protection Corp. ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in client accounts held by the firm of up to $500,000 per client, subject to a limitation of $100,000 for claims of cash balances. SIPC is funded through assessments on registered broker-dealers

Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm's liquidation. At December 31, 2001, Ryan Beck was in compliance with all applicable capital requirements.

Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the SEC as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2001.

Restrictions on Bancorp's Ability to Pay Dividends to BFC

While there is no assurance that Bancorp will pay dividends in the future, Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993 and management of Bancorp has indicated that it will seek to declare regular quarterly cash dividends on the Bancorp Common Stock. However, the payment of dividends by Bancorp is subject to declaration by Bancorp's Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of Bancorp and on the ability of BankAtlantic to pay dividends or otherwise advance funds to Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic's regulatory capital levels and net income.

BankAtlantic must file a capital distribution notice or a capital distribution application with the OTS in connection with distributions to Bancorp. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with
Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company was required to adopt the provisions of Statement 141 immediately and adopted Statement 142 on January 1, 2002.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

As of December 31, 2001, the Company had unamortized goodwill in the amount of $39.9 million with annual amortization of approximately $4.0 million, which ceased upon the adoption of Statement No. 142. The Company is currently evaluating the transitional goodwill impairment criteria of Statement No. 142 but is not able to estimate the impact, if any, that Statement No. 142 may have on the recorded goodwill. The impairment, if any, will have to be identified by June 30, 2002 and measured and recorded by the Company no later than December 31, 2002. The impairment adjustment, if any, will be recognized as a cumulative effect of a change in accounting principle in the results for the first quarter of 2002.

On July 5, 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not believe that Statement No. 143 will have a material impact on the Company's consolidated financial statements.

In  August  2001,  the  FASB  issued  Statement  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets" This statement retains the requirements of Statement No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. This statement requires that the depreciable life of a long-lived asset to be abandoned be revised and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement retains the basic provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. Management does not believe that the adoption of Statement No. 144 will have a material impact on the Company's consolidated financial statements.

ITEM 2.  PROPERTIES

The Company's and Bancorp's principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304. In addition to
BankAtlantic's branches, BankAtlantic owns three buildings and leases four locations which house its back office operations. The following table sets forth owned and leased BankAtlantic branch offices at December 31, 2001:

                                          Miami -                                                              Wal*Mart (1)
                                          Dade            Broward         Palm Beach        Tampa Bay         Superstores
                                     ---------------   --------------   ---------------   ---------------   ----------------
Owned full-service branches                 4               10                10                 3                 --
Leased full-service branches                8               12                 3                 4                  4
                                     ---------------   --------------   ---------------   ---------------   ----------------
Total full-service branches                12               22                13                 7                  4
                                     ===============   ==============   ===============   ===============   ================
  Lease expiration dates               2002-2005         2002-2009        2003-2006         2002-2003          2002-2006
                                     ===============   ==============   ===============   ===============   ================

(1) BankAtlantic expects to sell or close down the remaining four Wal*Mart Superstore branches during 2002.

BankAtlantic also maintains two ground leases in Broward County expiring between 2002 - 2072.

Levitt Companies leases administrative space. The leases expire in 2004 - 2005.

Ryan Beck's office space includes leased facilities in the following states with year of lease expiration:

                                                 Lease
                   Locations                   Expiration
                   ----------------------------------------
                   New Jersey                  2003 - 2007
                   New York                    2002 - 2007
                   Pennsylvania                       2005
                   Florida                     2002 - 2004
                   Massachusetts                      2004

In connection with the acquisition of Community in March 2002, BankAtlantic acquired 21 additional branch locations in Palm Beach, Martin, St. Lucie and Indian River Counties in Florida (19 of which are owned and two of which are leased with leases expiring in 2002 and 2004), two buildings which house back office operations and land for three possible future branch sites.

The Company owns a shopping center known as the Burlington Manufacturers Outlet Center located in Burlington, North Carolina containing approximately 265,265 leaseable square feet. It is not utilized by the Company but is held by the Company as an investment.

ITEM 3. LEGAL PROCEEDINGS

The following is a description of legal proceedings other than ordinary routine litigation incidental to the Company's business:

Smith & Company, Inc., Plaintiff vs. Levitt-Ansca Towne Partnership, Bellaggio By Levitt Homes, Inc., et al., Defendants/Counter-Plaintiffs vs. Smith & Company, Inc. and The American Home Assurance Company, filed in the Circuit Court of Florida, Palm Beach County, Fifteenth Circuit, Case No. CL00-12783 AF. On December 29, 2000, Smith & Company, Inc. ("Smith") filed this action against Levitt-Ansca Towne Partnership (the "Partnership"), Bellaggio By Levitt Homes, Inc. ("BLHI"), Bellaggio By Ansca, Inc. a/k/a Bellaggio By Ansca Homes, Inc., and Liberty Mutual Insurance Company seeking damages and other relief in connection with an August 21, 2000 contract entered into with the Partnership. BLHI is a 50% partner of the Partnership and is wholly owned by Levitt and Sons. The Complaint alleged that the Partnership wrongfully terminated the contract, failed to pay for extra work performed outside the scope of the contract and breached the contract. The Partnership denied the claims, asserted defenses and asserted a number of counterclaims. This case was tried before a jury, and on March 7, 2002, the jury returned a verdict against the Partnership. On March 11, 2002, the Court entered a final judgment against the Defendants in the amount of $3.68 million. In addition, under the final judgment it is likely that Smith and its surety company will be entitled to recover legal fees and other costs. Since BLHI is a 50% partner of the Partnership, its share of potential liability under the judgment and for attorneys' fees is estimated to be approximately $2.6 million. The Partnership has filed several post-trial motions and intends to vigorously pursue those motions and all available appeals.

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

Year:

                                  Class A Common Stock           Class B Common Stock Price
                                  --------------------           --------------------------
        Quarter                    High           Low                High             Low
        -------                    ----           ---                ----             ---
1999:
        1st Quarter              $  7.00        $   4.88           $  7.50          $  6.00
        2nd Quarter              $  6.38        $   3.88           $  7.00          $  5.00
        3rd Quarter              $  5.88        $   4.75           $  5.88          $  5.00
        4th Quarter              $  5.13        $   2.94           $  5.75          $  3.00

2000:
        1st Quarter              $  3.50        $   2.94           $  3.75          $  3.13
        2nd Quarter              $  3.31        $   2.88           $  3.25          $  3.00
        3rd Quarter              $  3.13        $   2.63           $  3.19          $  2.56
        4th Quarter              $  3.00        $   2.00           $  3.75          $  2.25

2001:
        1st Quarter              $  4.19        $   2.06           $  4.25          $  2.31
        2nd Quarter              $  6.40        $   4.00           $  6.15          $  4.06
        3rd Quarter              $  7.90        $   4.75           $  7.95          $  5.00
        4th Quarter              $  6.00        $   5.45           $  6.25          $  5.25


On March 21, 2002, there were approximately 1,100 record holders of the Class A Common Stock and 1,050 record holders of Class B common stock.

 The last sale price during 2001 of the Company's Class A and Class B common stock as reported to the Registrant by the National Quotation Bureau was $5.90 and $5.65 per share, respectively.

 There are no restrictions on the payment of cash dividends by BFC.

As noted in Part I, Item I under "Business - Regulation and Supervision - Restrictions on Bancorp's Ability to Pay Dividends to BFC" there are restrictions on the payment of dividends by BankAtlantic to Bancorp and by Bancorp to its common shareholders, including BFC. The primary source of funds for payment by Bancorp of dividends to BFC is currently dividend payments received by Bancorp from BankAtlantic.

ITEM 6.   Selected Consolidated Financial Data

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                      Selected Consolidated Financial Data
              (In thousands, except for share data and percentages)

                                                                                   For the Years Ended December 31,
                                                        ----------------------------------------------------------------------------
Income Statement                                          2001              2000              1999           1998            1997
                                                        ---------         ---------         --------       -------         --------
Total interest income                                   $ 326,001         $ 328,896         $  1,529       $ 1,336         $    666
Total interest expense                                    188,838           211,406            1,613         1,912            2,719
                                                        ---------         ---------         --------       -------         --------
Net interest income (expense)                             137,163           117,490              (84)         (576)          (2,053)
Provision for loan losses                                  16,905            29,132              300            --               --
(Losses) gains on securities, net                            (781)           (2,329)              --            --            1,349
Other non-interest income                                 122,149           116,586           14,110         2,729           15,849
Non-interest expense                                      193,262           179,580            2,292         2,202            2,157
                                                        ---------         ---------         --------       -------         --------
Income (loss) before income taxes,
  minority interest, discontinued operations,
   extraordinary items and cumulative
   effect of a change in accounting principle              48,364            23,035           11,434           (49)          12,988
Provision (benefit) for income taxes                       25,396            13,362            4,183          (368)           4,222
Minority interest in income of
  consolidated subsidiaries                                18,379            14,655               --            --               --
                                                        ---------         ---------         --------       -------         --------
Income (loss) before discontinued operations,
   extraordinary items and cumulative
   effect of a change in accounting principle               4,589            (4,982)           7,251           319            8,766
Discontinued operations, net of taxes                          --               669               --            --               --
Extraordinary items, net of taxes                            (253)(j)         7,948(i)           175(h)         61(g)         1,052
Cumulative effect of a change in accounting
   principle, net of taxes                                  1,138(k)             --               --            --               --
                                                        ---------         ---------         --------       -------         --------
Net income                                              $   5,474         $   3,635         $  7,426       $   380         $  9,818
                                                        =========         =========         ========       =======         ========
Common share data (d & e)
Basic earnings (loss) per share before
   discontinued operations, extraordinary items
   and cumulative effect of a change in
   accounting principle                                 $    0.58         $   (0.63)        $   0.91       $  0.04         $   1.10
  Discontinued operations                                      --              0.09               --            --               --
  Extraordinary items                                       (0.03)             1.00             0.02          0.01             0.13
  Cumulative effect of a change in
  accounting principle                                       0.14                --               --            --               --
                                                        ---------         ---------         --------       -------         --------
  Basic earnings per share                              $    0.69         $    0.46         $   0.93       $  0.05         $   1.23
                                                        ---------         ---------         --------       -------         --------
Diluted earnings (loss) per share before
  discontinued operations, extraordinary
  items and cumulative effect of a change in
  accounting principle                                  $    0.52         $   (0.58)        $   0.82       $  0.04         $   1.00
  Discontinued operations                                      --              0.08               --            --               --
  Extraordinary items                                       (0.03)             0.93             0.02            --             0.12
  Cumulative effect of a change in
  accounting principle                                       0.13                --               --            --               --
                                                        ---------         ---------         --------       -------         --------
  Diluted earnings per share                            $    0.62         $    0.43         $   0.84       $  0.04         $   1.12
                                                        ---------         ---------         --------       -------         --------
Basic weighted average of common
 shares outstanding (e)                                     7,957             7,957            7,957         7,954            7,938
Diluted weighted average of common
 shares outstanding (e)                                     8,773             8,521            8,818         9,101            8,731
Ratio of earnings to fixed charges (c)                       0.95             (0.14)            2.34          2.33             1.69
Dollar deficiency of earnings to fixed charges (c)             68             1,586               --            --               --

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
               Selected Consolidated Financial Data - (continued)
              (In thousands, except for share data and percentages)

                                                                                      December 31,
                                                       --------------------------------------------------------------------
Balance Sheet (at year end)                                 2001           2000          1999          1998          1997
                                                       ------------    ------------    ---------    ----------   ----------
Loans and leases, net(l)                             $   2,776,624    $   2,855,015    $   1,325    $    1,740    $ 1,859
Securities                                               1,356,497        1,315,122        8,663           450      1,478
Total assets                                             4,665,359        4,654,954       96,745        91,257     98,871
Deposits                                                 2,276,567        2,234,485           --            --         --
Securities sold under agreements to repurchase
  and other short term borrowings                          467,070          669,202           --            --         --
Other borrowings (m)                                     1,326,264        1,351,881       18,253        12,236     24,674
Stockholders' equity                                        74,172           72,615       58,965        57,631     54,142
Book value per share (e)                                      9.30             9.13         7.41          7.24       6.81
Return on average equity                                      7.44%            5.77%       12.61%         0.67%     21.10%
Asset quality ratios
Non-performing assets as a percent of total loans,
  tax certificates and real estate owned                      1.11%            0.89%          --            --         --
Loan loss allowance as a percent of
  non-performing loans                                      122.60%          254.00%          --            --         --
Loan loss allowance as a percent of total loans               1.62%            1.66%          --            --         --
Capital Ratios for BankAtlantic:
Total risk based capital                                     12.90%           11.00%       13.30%        13.92%     18.64%
Tier I risk based capital                                    11.65%            9.74%       12.04%        12.67%     17.38%
Leverage                                                      8.02%            6.66%        7.71%         8.48%     11.12%

(a)  Ratios were computed using quarterly averages.
(b)  Since its inception, BFC has not paid any dividends.
(c) The operations of Bancorp have been eliminated since there is a dividend restriction between BankAtlantic and Bancorp.
(d) Prior to 1997 there were no Class A common shares outstanding. All shares outstanding prior to 1997 were Class B common shares. While the Company has two classes of common stock outstanding, the two-class method is not presented because the company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.
(e) I.R.E. Realty Advisory Group, Inc. ("RAG") owns 1,375,000 shares of BFC's Class A Common Stock and 500,000 shares of BFC Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 624,938 shares of Class A Common Stock and 227,500 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share and book value per share.
(f) Gain on settlements of Exchange litigation of approximately $756,000 (net of income tax), net gain from extinguishment of debt of $115,000 (net of income tax) and net gain from debt restructuring of approximately $181,000 (net of income tax).
(g)  Gain from extinguishment of debt of $61,000 net of income taxes of $39,000.
(h) Net loss from extinguishment of debt of approximately $179,000 (net of income tax benefit) and net gain on settlement of litigation of approximately $354,000 (net of income tax).
(i) Bancorp purchased $53.8 million aggregate principal amount of its 5-5/8% Debentures and recognized a $7.9 million (net of income tax) extraordinary gain in conjunction with these purchases.
(j) Loss from early retirement of Bancorp's subordinated investment notes of $253,000, net of taxes.
(k) Cumulative effect of change in accounting principle related to the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".
(l) Includes $5 thousand and $1.3 million, of bankers acceptances in 2001 and 2000, respectively.
(m) Other borrowings consist of FHLB advances, subordinated debentures, notes and bonds payable and guaranteed preferred beneficial interests in Bancorp's junior subordinated debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BFC Financial Corporation ("BFC" or "the Company") is a unitary savings bank holding company that owns approximately 16% and 100%, respectively, of the outstanding BankAtlantic Bancorp, Inc. ("Bancorp") Class A and Class B Common Stock, in the aggregate representing 23% of all the outstanding Bancorp Common
Stock. Bancorp is the holding company for BankAtlantic by virtue of its ownership of 100% of the outstanding BankAtlantic common stock.

In August 2000, Bancorp shareholders approved a corporate transaction that resulted in the retirement of all publicly held Bancorp Class B Common Stock, other than the Class B Common Stock held by BFC. As a consequence, BFC became the sole holder of the Class B Common Stock which represented 100% of the voting rights of Bancorp at that time. Based on BFC's control of more than 50% of the vote of Bancorp, commencing in 2000, Bancorp was consolidated in the Company's financial statements instead of carried on the equity basis. In 2001, Bancorp amended its articles of incorporation to grant voting rights to holders of Bancorp Class A Common Stock, make Bancorp Class B Common Stock convertible into Bancorp Class A Common Stock on a share for share basis, and equalize the cash dividends payable on Bancorp's Class A Common Stock and Bancorp's Class B Common Stock. As a consequence of the amendment, Bancorp's Class A shareholders are entitled to one vote per share, which in the aggregate will represent 53% of the combined voting power of Bancorp's Class A Common Stock and Bancorp's Class B Common Stock. Bancorp's Class B Common Stock represents the remaining 47% of the combined vote. Adjustments to operations relating to changes in the Company's percentage ownership are reflected in minority interest.

For the Year Ended December 31, 2001 Compared to the Same 2000 Period

CONSOLIDATED RESULTS OF OPERATIONS

Income before income taxes, minority interest in income of consolidated subsidiaries, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle increased by 110% from 2000. The increased earnings primarily resulted from significant improvements in net interest income and the provision for loan losses as well as higher earnings associated with Levitt Companies. The above improvements in earnings were partially offset by a goodwill impairment charge related to Bancorp's leasing subsidiary, Leasing Technology, Inc. ("LTI"), lower earnings linked to Bancorp's investment banking subsidiary, Ryan Beck and higher compensation, data processing and consulting expenses.

Net interest income increased by 17% from 2000. The improvement in net interest income primarily resulted from the rapid decline in interest rates during the year ended December 31, 2001 as interest-bearing liabilities re-priced more rapidly than interest earning assets. Net interest income also improved due to interest earning asset growth. Bancorp experienced growth in all categories of interest earning assets associated with loan originations and securities purchases.

The provision for loan losses declined by 42% from 2000. The decrease reflects decisions made in prior periods to strengthen the loan underwriting process and discontinue loan products which had experienced adverse delinquency trends. As a consequence of these decisions the origination of indirect consumer loans, syndication loans and lease financings was discontinued and the small business loan underwriting process was overhauled. These four categories had given rise to over 92% of net charge-offs since December 31, 1998.

Losses on securities transactions decreased by 66% from 2000. During 2001, securities transaction losses primarily related to write-downs in equity securities at BFC and the venture partnerships. These losses were offset in part by gains on sale of mortgage-backed securities. Securities transaction losses during 2000 primarily related to investments write downs as a consequence of declines associated with the value of the investments not considered temporary. These losses were offset in part by sake if of equity securities and unrealized gains on forward contracts. These gains were offset with investments write-downs

Other non-interest income increased by 5% from 2000. The increase largely related to gains on real estate sales associated with the construction and development activities of Levitt Companies, sales of assets and higher customer transaction fees. These gains were partially offset by lower investment banking revenues. The improved sales at Levitt Companies resulted from higher revenues from land sales to developers and a 42% growth in home sales to individuals during the year ended December 31, 2001. Investment banking revenues declined due to a substantial reduction in underwriting and consulting fees as well as lower commissions from equity and mutual fund sales.

Non-interest expense increased by 8% from 2000. The increase primarily resulted from a $6.6 million goodwill impairment charge, a $2.6 million litigation accrual and higher compensation expense. The higher compensation expense was due to increased real estate development activities at Levitt Companies and higher salaries, employee benefits and compensation expenses associated with banking operations. The litigation accrual relates to a March 2002 jury verdict entered against a partnership in which a subsidiary of Levitt Companies is a 50% partner. The higher compensation expense was partially offset by lower restructuring charges and impairment write-downs. The restructuring charges and impairment write-downs were associated with a decision to exit in-store branches during the year ended December 31, 2001 and the restructuring charges and impairment write-downs during the same 2000 period were associated with a strategic decision to terminate BankAtlantic's ATM relationships with certain retailers.

During the year ended December 31, 2001 a $253,000 (net of taxes) extraordinary loss was recorded from the early retirement of Bancorp's subordinated investment notes. A $1.1 million income (net of tax) adjustment was recorded relating to the cumulative effect of a change in accounting principle in accordance with the implementation of Financial Accounting Standards Board Statement Number 133 "Accounting for Derivative Instruments and Hedging Activities". During the year ended December 31, 2000, a gain of $669,000, net of tax was recognized from discontinued operations associated with the sale of a facility used in Bancorp's mortgage servicing business and $7.9 million (net of tax) extraordinary gain from the early retirement of a portion of our convertible debentures was recorded.

Net Interest income

The following table summarizes net interest income before capitalized interest expense:

                                                    For the Year Ended                         For the Year Ended
                                                     December 31, 2001                         December 31, 2000
                                        -------------------------------------------- ---------------------------------------
(Dollars in thousands)                     Average        Revenue/         Yield/        Average      Revenue/      Yield/
----------------------                     Balance        Expense           Rate         Balance      Expense        Rate
                                        -------------  -------------   ------------- -------------- -----------   ----------
Interest earning assets
 Loans: (a)
 Residential real estate                $  1,327,571   $     94,199           7.10%  $   1,372,034  $  100,178        7.30%
 Commercial real estate                    1,108,732         93,809           8.46%        862,694      83,226        9.65%
 Consumer                                    210,813         17,296           8.20%        226,515      21,809        9.63%
 International                                32,831          2,518           7.67%         51,860       4,145        7.99%
 Lease financing                              69,240          8,835          12.76%         57,649       8,260       14.33%
 Commercial business                         166,689         12,850           7.71%        193,067      18,053        9.35%
 Small business                               73,835          7,797          10.56%        102,748      11,461       11.15%
                                        ------------   ------------    -----------   -------------  ----------    --------
Total loans                                2,989,711        237,304           7.94%      2,866,567     247,132        8.62%
                                        ------------   ------------    -----------   -------------  ----------    --------
Securities available for sale (b)            886,832         52,813           5.96%        829,608      50,799        6.12%
                                        ------------   ------------                  -------------  ----------
Investment securities (c)                    455,209         35,863           7.88%        341,678      29,175       8.854%
Federal funds sold                               564             21           3.72%            629          40        6.36%
                                        ------------   ------------    -----------   -------------  ----------    --------
Total investment securities                  455,773         35,884           7.87%        342,307      29,215        8.83%
                                        ------------   ------------    -----------   -------------  ----------    --------
Total interest earning assets              4,332,316        326,001           7.52%      4,038,482     327,146(e)     8.10%
                                        ------------   ------------    -----------   -------------  ----------    --------
Non-interest earning assets
Total non-interest earning assets            408,027                                       363,755
                                        ------------                                 -------------
Total assets                            $  4,740,343                                 $   4,402,237
                                        ============                                 =============
Interest bearing liabilities
Deposits:
 Savings                                $    102,996          1,451           1.41%  $      99,545  $    1,268        1.27%
 NOW, money funds and checking               757,922         20,241           2.67%        692,680      26,156        3.78%
 Certificate accounts                      1,182,094         63,976           5.41%      1,119,319      64,299        5.74%
                                        ------------   ------------    -----------   -------------  ----------    --------
Total interest bearing deposits            2,043,012         85,668           4.19%      1,911,544      91,723        4.80%
                                        ------------   ------------    -----------   -------------  ----------    --------
Securities sold under agreements
  to repurchase and federal funds
  purchased                                  596,463         24,270           4.07%        563,178      34,617        6.15%
Advances from FHLB                         1,077,876         60,472           5.61%      1,031,255      61,331        5.95%
Subordinated debentures and notes
payable                                      203,764         16,980           8.33%        237,353      23,024        9.70%
Trust preferred securities (f)                74,750          7,197           9.63%         74,750       7,197        9.63%
                                        ------------   ------------    -----------   -------------  ----------    --------
Total interest bearing liabilities         3,995,865        194,587(d)        4.87%      3,818,080     217,892(d)     5.71%
                                        ------------   ------------    -----------   -------------  ----------    --------
Non-interest bearing liabilities
Demand deposit and escrow accounts           277,254                                       253,456
Other liabilities                            152,113                                        96,453
                                        ------------                                 -------------
  Total non-interest bearing
   liabilities                               429,367                                       349,909
                                        ------------                                 -------------
Minority interest                            241,583                                       171,208
                                        ------------                                 -------------
Stockholders' equity                          73,528                                        63,040
                                        ------------                                 -------------
Total liabilities and stockholders'
  equity                                $  4,740,343                                 $   4,402,237
                                        ============                                 =============
Net interest income/net
 interest spread                                       $    131,414           2.65%                 $  109,254        2.39%
                                                       ============    ===========                  ==========    ========
Margin
Interest income/interest earning
assets                                                                        7.52%                                   8.10%
Interest expense/interest earning
assets                                                                        4.49%                                   5.40%
                                                                       -----------                              ----------
Consolidated net interest margin                                              3.03%                                   2.70%
                                                                       ===========                              ==========
Net interest margin excluding Levitt
  Companies notes payable                                                     3.13%                                   2.85%
                                                                       ===========                              ==========

(a)  Includes non-accruing loans.
(b)  Average balances were based on amortized cost.
(c) Includes securities purchased under agreements to resell, tax certificates, mortgage-backed securities held to maturity, interest-bearing deposits and trading securities.
(d) Does not reflect reduction due to capitalized interest on real estate investments.
(e) Excludes Core Communities utility receivable interest income accretion of $1.7 million for December 31, 2000.
(f) Trust preferred securities are guaranteed preferred beneficial interests in Bancorp's junior subordinated debentures.

The following table summarizes the changes in net interest income before capitalized interest expense: (in thousands)

                                                              Year Ended
                                                          December 31, 2001
                                                        Compared to Year Ended
                                                         December 31, 2000 (c)
                                               ------------------------------------------
                                                Volume (a)       Rate            Total
                                               ------------- --------------  ------------
Increase (decrease) due to:
Loans                                           $  9,774        $(19,602)       $ (9,828)
Securities available for sale                      3,408          (1,394)          2,014
Investment securities (b)                          8,944          (2,256)          6,688
Federal funds sold                                    (2)            (17)            (19)
                                                --------        --------        --------
Total earning assets                              22,124         (23,269)         (1,145)
                                                --------        --------        --------
Deposits:
  Savings                                             49             134             183
  NOW, money funds, and checking                   1,742          (7,657)         (5,915)
  Certificate accounts                             3,397          (3,720)           (323)
                                                --------        --------        --------
Total deposits                                     5,188         (11,243)         (6,055)
                                                --------        --------        --------
Securities sold under agreements to
repurchase                                         1,354         (11,701)        (10,347)
Advances from FHLB                                 2,616          (3,475)           (859)
Subordinated debentures and notes payable         (2,798)         (3,246)         (6,044)
                                                --------        --------        --------
                                                   1,172         (18,422)        (17,250)
                                                --------        --------        --------
Total interest bearing liabilities                 6,360         (29,665)        (23,305)
                                                --------        --------        --------
Change in net interest income                   $ 15,764        $  6,396        $ 22,160
                                                ========        ========        ========

(a)  Changes attributable to rate/volume have been allocated to volume.
(b)  Average balances were based on amortized costs.
(c) Does not reflect reduction due to capitalized interest on investments in real estate.

Net interest income excluding capitalized interest and interest accretion on Core Communities utility receivable increased by $22.2 million, or 20% from 2000. The substantial improvement reflects an increased net interest margin, growth in average earning assets, an increase in deposit transaction account average balances and the retirement of subordinated debentures.

The net interest margin improved by 33 basis points from 2000. The substantial improvement primarily resulted from a rapid decline in interest rates during 2001 as interest bearing liabilities re-priced downward faster than interest earning assets. Interest bearing liabilities rates declined by 84 basis points while interest earning asset yields declined by 58 basis points. Rate declines on interest-bearing liabilities were due to lower rates on deposit products, notes payable, short term borrowings and the retirement of subordinated debentures. The decline in deposit average rates primarily resulted from time deposits re-pricing at lower interest rates and secondarily from growth in low cost transaction deposit accounts. The average balance on transaction accounts increased from $1,046 million to $1,138 million, an increase of 9%. Also contributing to the rate declines were the retirement of subordinated investment notes and 6-3/4% convertible subordinated debentures. The subordinated investment notes had an average interest rate of 11%, and the rates on convertible debentures were higher than the average rates on other borrowings. Market rates on short-term borrowings were significantly lower during 2001 compared to 2000. The decline in interest earning asset yields was due to the refinancing of residential loans and lower yields earned on floating rate loans and securities.

Growth was achieved in the interest earning assets category. Loan growth was primarily attributable to an increase in commercial real estate and home equity loans partially offset by declines in syndication, small business, international and indirect consumer loan portfolios. Declines in these portfolios reflected decisions by management in prior periods to cease indirect automobile and syndication lending, and terminate its lease financing originations, withdraw from lending to international banks and substantially reduce its small business loan originations. Growth in securities available for sale and investment securities portfolios resulted primarily from the purchase of adjustable rate mortgage-backed securities. The purchases were made as part of a portfolio repositioning strategy in reaction to the rapidly declining interest rates during the year ended December 31, 2001. This increase in our securities available for sale and investment securities portfolios was decreased by write-offs of certain investments and decreases in unrealized appreciation.

During 2001, average earning assets and average rate paying liabilities increased compared to 2000. The declining interest rate environment resulted in decreased yields on earning assets with a corresponding decline in rates on interest paying liabilities. The lower rates paid on average interest bearing liabilities decreased interest expense by $29.7 million while the lower yields on interest earning assets decreased interest income by $23.3 million. The growth in interest earning assets increased interest income by $22.1 million and higher average interest bearing liabilities increased interest expense by $6.4 million. Average earning assets increased by $294 million while average interest bearing liabilities increased by $178 million. Bancorp utilized $53.5 million net proceeds from its July 2001 equity offering to repay higher rate borrowings resulting in an improved net interest margin.

Subordinated debentures and notes payable in the above average balance sheet includes Levitt Companies' notes payable and associated interest expense. These borrowings reduced the net interest margin by 10 basis points during the year ended December 31, 2001. The net interest margin was negatively impacted by these borrowings because the interest expense was included in the average balance sheet but the income associated with those borrowings was recognized in non-interest income as gains on the sale of real estate.

Provision for Loan Losses

Changes in the allowance for loan losses were as follows (dollars in thousands):

                                            For the Year Ended
                                               December 31,
                                        -------------------------
                                           2001            2000
                                        ---------       ---------
Balance, beginning of period            $ 48,072        $ 45,522
Charge-offs:
    Syndication loans                     (7,235)         (3,659)
    Commercial business loans                 --             (24)
    Commercial real estate loans              --              --
    Small business                        (4,487)        (14,114)
    Lease financing                      (10,340)         (3,930)
    Consumer loans - direct               (2,629)         (2,233)
    Consumer loan - indirect              (2,981)         (7,546)
    Residential real estate loans           (244)           (715)
                                        --------        --------
Total charge-offs                        (27,916)        (32,221)
                                        --------        --------
Recoveries:
    Commercial business loans                331              94
    Commercial real estate loans              10               8
    Small business                         2,623           1,240
    Lease financing                        2,388             335
    Consumer loans - direct                  769             645
    Consumer loans - indirect              2,252           3,211
    Residential real estate loans            223             106
                                        --------        --------
Total recoveries                           8,596           5,639
                                        --------        --------
Net charge-offs                          (19,320)        (26,582)
Provision for loan losses                 16,905          29,132
                                        --------        --------
Balance, end of period                  $ 45,657        $ 48,072
                                        ========        ========

The provision for loan losses declined by $12.2 million or 42% from 2000. During 2000 the provision for loan losses was significantly increased to reflect losses experienced in indirect consumer and small business lending activities. The origination of indirect consumer loans was discontinued in 1998 and major modifications to the underwriting process for small business loans in 2000 were made. As a consequence, Bancorp's loss experience declined significantly in these lines of business during 2001. Partially offsetting these improvements were higher net charge-offs associated with lease financing and syndication loan portfolios. During 2000 and 2001, these lines of business were discontinued.

The outstanding loan balances relating to consumer indirect, syndication, and lease financing lending (discontinued lines of business) declined from $218.4 million at December 31, 2000 to $121.1 million at December 31, 2001. The balance of small business loans originated before the implementation of new underwriting standards declined from $67.0 million at December 31, 2000 to $32.1 million at December 31, 2001. Net charge-offs from discontinued lines of business and small business loans originated before implementation of the new underwriting standards represented approximately 92% of total net charge-offs during the year ended December 31, 2001.

In addition to net charge-offs, the provision for loan losses in 2001 also included an increase in reserves for loans associated with in the hospitality and aviation industries. These industries were adversely affected by September 11, 2001 terrorist attacks and a subsequent general decline in tourism. As a consequence, loans to the hospitality industry were evaluated and the allowance for loan losses was increased by $2.1 million. In addition, Bancorp made an $8.0 million specific valuation allowance relating to a syndication loan to a borrower in the aviation industry. The $8.0 million loan which was the subject of the specific allowance was subsequently charged-off during the first quarter of 2002.

Non-performing Assets and Potential Problem Loans

(in thousands)                                                    December 31,
                                                           -------------------------------
                                                                2001              2000
                                                           --------------     ------------
Nonperforming Assets
Non-Accrual
Tax certificates                                           $     1,727         $     2,491
Residential                                                      9,203              11,229
Syndication                                                     10,700                  --
Commercial real estate and business                             13,066               1,705
Small business - real estate                                       905               2,532
Lease financing                                                  2,585               1,515
Consumer                                                           796               1,944
                                                           -----------         -----------
                                                                38,982              21,416
Repossessed (1)
Residential real estate owned                                    2,033               2,562
Commercial real estate owned                                     1,871               1,937
Consumer                                                            17                  95
Lease financing                                                     --               1,647
                                                           -----------         -----------
                                                                 3,921               6,241
                                                           -----------         -----------
Total Non-Performing Assets                                     42,903              27,657
Specific valuation allowances                                   (9,936)               (819)
                                                           -----------         -----------
Total Non-Performing Assets, Net                           $    32,967         $    26,838
                                                           ===========         ===========
Total non-performing assets, net as a percentage of:
  Total assets                                                    0.71%               0.58%
                                                           ===========         ===========
  Loans, tax certificates and net real estate owned               1.11%               0.89%
                                                           ===========         ===========
Total Assets                                               $ 4,665,359         $ 4,654,954
                                                           ===========         ===========
Total Loans, Tax Certificates And Net
  Real Estate Owned                                        $ 2,970,262         $ 3,029,938
                                                           ===========         ===========
Allowance for loan losses                                  $    45,657         $    48,072
                                                           ===========         ===========
Total tax certificates                                     $   145,598         $   124,289
                                                           ===========         ===========
Allowance for tax certificate losses                       $     1,521         $     1,937
                                                           ===========         ===========
Other Potential Problem Loans
Contractually Past Due 90
  Days Or More
Small business                                             $        --         $        --
Commercial real estate and business (2)                             --               7,086
                                                           -----------         -----------
                                                                    --               7,086
Performing Impaired Loans, Net Of
   Specific Valuation Allowances
Corporate syndication loans                                         --              15,001
Restructured Loans
Commercial real estate and business                                743                  --
Delinquent Residential Loans Purchased                           1,705               5,389
                                                           -----------         -----------
Total Potential Problem Loans                              $     2,448         $    27,476
                                                           ===========         ===========

1)   Amounts are net of specific allowances.
2) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. The 2000 amount represents one loan that was repaid during February 2001.

Non-performing assets, net of reserves increased by $6.1 million to $33.0 million at December 31, 2001 compared to $26.8 million at December 31, 2000. Non-accrual assets increased by $17.6 million and repossessed assets declined by $2.3 million. The increase in non-accrual assets primarily resulted from a commercial construction loan and a syndication loan which had outstanding balances of $12.3 million and $10.7 million, respectively. These two loans were evaluated for impairment and a $9.8 million specific valuation allowance was established based on the estimated collateral value less cost to sell. Also contributing to the increase in non-accrual assets was higher non-performing lease financings. The above increases were partially offset by improvement in non-performing tax certificates and non-performing residential, small business and consumer loans. The reduction in small business, consumer and residential non-performing loans resulted from a declining portfolio and improved delinquency trends. The decline in repossessed asset balances resulted from the charge off of leased equipment.

Potential problem assets were $2.4 million at December 31, 2001 compared to $27.5 million at December 31, 2000. Commercial real estate and business loans contractually past due 90 days or more at December 31, 2000 was comprised of one commercial real estate loan that was fully repaid in February 2001. The performing impaired loans during 2000 reflected two syndication loans that did not meet their loan covenants resulting in serious doubts as to the ability of such borrowers to comply with the loan repayment terms. One of the loans was paid in full and the other loan resulted in a $7.3 million charge off during 2001. The decline in delinquent residential loans purchased primarily resulted from the sale of loans to an unrelated third party.

During February 2002, a $17 million loan collateralized by a hotel was placed on a non-accrual status when the borrower failed to comply with the contractual terms of the loan agreement. This loan is not included in nonperforming loans as of December 31, 2001 but will be included as of March 31, 2002.

The table below presents the allocation of the allowance for loan and lease losses by various loan classifications ("ALL by category"), the percent of allowance to each loan category ("ALL to gross loans in each category") and sets forth the percentage of loans in each category to gross loans excluding banker's acceptances ("Loans by category to gross loans"). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends. There is no assurance that the allowance will be sufficient.

                                           December 31, 2001                           December 31, 2000
                            --------------------------------------------   ---------------------------------------
                                                 ALL             Loans                        ALL        Loans
                                               to gross           by                       to gross        by
(Dollars in thousands)            ALL           loans          category        ALL           loans      category
                                  by           in each         to gross        by           in each     to gross
                                category       category         loans        category       category      loans
                            ---------------  --------------  ------------   -------------  ---------- ------------
Commercial business             $ 1,563          2.02%           2.38%        $ 1,502         1.00%        4.6%
Syndications                      8,602         21.10%           1.25%          8,480        10.60%        2.4%
Commercial real estate           14,754          0.83%          50.54%         11,144         0.77%       40.2%
Small business                    5,178          5.06%           3.14%         10,750        11.01%        3.0%
Lease financing                   8,639         15.72%           1.69%          2,879         3.79%        2.3%
Residential real estate           1,304          0.12%          34.31%          1,540         0.12%       40.5%
Consumer - direct                 2,064          1.07%           5.91%          2,989         1.89%        4.8%
Consumer  - indirect              1,247          4.91%           0.78%          5,388         8.62%        1.9%
Unassigned                        2,306           N/A%            N/A%          3,400          N/A%        N/A%
                                -------                       -------         -------                   ------
                                $45,657          1.37%         100.00%        $48,072         1.45%      100.0%
                                ======                         ======         =======                   =====

The assigned portion of the allowance for loan and lease losses primarily relates to discontinued lines of business and commercial real estate loans. The allowance assigned to the discontinued lines of business was $22.6 million. The $8.6 million amount assigned to the lease financing portfolio was significantly higher than the December 31, 2000 reserve of $2.9 million. The increase resulted from adverse delinquency trends and the potential for higher individual losses. The $8.6 million amount assigned to syndication loans was primarily a $8.0 million specific valuation allowance associated with one syndication loan associated with the aviation industry which was charged off in February 2002. The small business allowance has declined from $10.8 million at December 31, 2000 to $5.2 million at December 31, 2001. Likewise, our consumer indirect allowance declined from $5.4 million at December 31, 2000 to $1.2 million at December 31, 2001. Included in the small business allowance at December 31, 2001 was a $4.1 million reserve for loans originated before the implementation of new underwriting standards during the first quarter of 2000. The consumer - indirect loan allowance reduction reflects charge-offs of loans throughout the periods without a corresponding increase in the provision. Consumer - indirect lending was discontinued in December 1998. The increase in the allowance for commercial real estate loans from $11.1 million at December 31, 2000 to $14.8 million at December 31, 2001 primarily resulted from portfolio growth associated with high balance loans and secondarily from the establishment of a $2.1 million reserve associated with loans relating to the hospitality industry discussed above. At December 31, 2001, commercial real estate portfolio included large lending relationships, including 15 relationships with unaffiliated borrowers involving individual lending commitments in excess of $30 million with an aggregate outstanding balance of $411 million.

As discussed earlier, in order to improve the credit quality of BankAtlantic's loan portfolio, BankAtlantic discontinued certain lines of business and strengthened its underwriting process for small business loans. Lending activities are currently primarily focused on collateral based loans such as residential second mortgage products, small business loans originated utilizing the new underwriting process, and commercial real estate and commercial business loans. These loan types have historically had much lower loss ratios than the discontinued lines of business. The loss experience for collateral-based loans for the past five years resulted in a ratio of net charge-offs to total loans of 0.07% and the ratio of average allowances for loan losses to loans in these lines of business have averaged 0.70%. It is anticipated that focusing on collateral-based loans will improve credit quality with a corresponding reduction in the allowance for loan losses as a percentage of total gross loans.

The remaining $2.3 million unassigned portion of the allowance for loan losses addresses certain industry and geographic concentrations, including economic conditions, in an attempt to address the imprecision inherent in the estimation of the assigned allowance for loan losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for loan and lease losses, the relationship of the unassigned component to the total allowance for loan and lease losses may fluctuate from period to period.

NON-INTEREST INCOME

                                                                     For the Year
                                                                   Ended December 31,                Change
                                                              -------------------------       ---------------------
                                                                 2001           2000           Amount       Percent
                                                              ---------       ---------       --------       ------
                                                                        (Dollars in thousands)
Banking Operations
Loan late fees and other loan income                          $   4,224       $   4,144       $     80         1.93%
Gains (losses) on sales of loans held for sale, net                  60            (528)           588       (111.36)%
Gains on trading securities and available for sale, net           3,597           2,226          1,371        61.59%
Transaction fees                                                 16,372          13,666          2,706        19.80%
ATM fees                                                         10,507          10,881           (374)       (3.44)%
Other                                                             5,492           4,511            981        21.75%
                                                              ---------       ---------       --------       ------
    Non-interest income                                          40,252          34,900          5,352        15.34%
                                                              ---------       ---------       --------       ------
Levitt Companies Operations
Net revenues from sales of real estate and joint venture         36,583          23,217         13,366        57.57%
activities
Other                                                             2,024           5,914         (3,890)      (65.78)%
                                                              ---------       ---------       --------       ------
    Non-interest income                                          38,607          29,131          9,476        32.53%
                                                              ---------       ---------       --------       ------
Ryan Beck Operations
Principal transactions                                           18,930          14,778          4,152        28.10%
Investment banking                                               11,745          15,387         (3,642)      (23.67)%
Commissions                                                      12,761          20,936         (8,175)      (39.05)%
Other                                                               978           1,032            (54)       (5.23)%
                                                              ---------       ---------       --------       ------
    Non-interest income                                          44,414          52,133         (7,719)      (14.81)%
                                                              ---------       ---------       --------       ------
BFC Holding Company
Net revenues from sales of real estate and
  joint venture activities                                        1,345           1,701           (356)      (20.93)%
Losses on securities available for sale                          (4,378)         (4,556)           178        (3.91)%
Other                                                             1,128             948            180        18.99%
                                                              ---------       ---------       --------       ------
    Non-interest income (loss)                                   (1,905)         (1,907)             2        (0.10)%
                                                              ---------       ---------       --------       ------
Total non-interest income                                     $ 121,368       $ 114,257       $  7,111         6.22%
                                                              =========       =========       ========       ======

Banking Operations

Loan late fees and other loan income remained at 2000 amounts. Included in loan and late fee income were prepayment penalties on commercial loans and fees associated with unused commitments, stand-by letters of credit and trade finance activities. During 2001 BankAtlantic experienced increased fees associated with commercial lending which were substantially offset by lower late fees.

The loss on sales of loans during 2000 resulted from the sale of a problem syndication loan for a $695,000 loss as well as losses associated with bank investments activities. In September 2000, BankAtlantic discontinued the purchase for resale of residential loans and reclassified $222 million of loans held for sale to loans held for investment realizing a $654,000 loss at the transfer date. Currently residential lending activities consist of originating and selling CRA loans and referring all other residential loan customers to a correspondent for a referral fee. The gains on sales of loans during 2001 represent sales of CRA loans.

Gains on sales of trading securities and securities available for sale during 2001 related to gains of $6.7 million, $0.5 million and $1.4 million from the sale of equity securities, mortgage-backed securities and the settling of interest rate swap contracts, respectively. The above gains were partially offset by $3.5 million of other than temporary write-downs associated with equity securities and $1.4 million of unrealized losses related to interest rate swap and forward contracts. Bancorp sold its equity securities based on its evaluation of the future prospects of the companies and market conditions. Mortgage-backed securities and interest rate swap contracts were sold to reposition the portfolio in reaction to declining interest rates during 2001. The write-downs of equity securities resulted from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the securities.

Gains on sales of trading securities and securities available for sale during 2000 resulted from gains of $2.1 million and $0.4 million from the sale of equity securities and mortgage-backed securities, respectively, and a $0.3 million unrealized gain from a forward contract, partially offset by $0.6 million write-down of equity investments.

The sales of securities available for sale were in reaction to changes in the interest rate environment during 2000.

The significant increase in transaction fee income during 2001 compared to 2000 was primarily associated with higher revenues earned on commercial accounts and the introduction of a new checking deposit product. Since its introduction in September 2001, 22,000 new checking accounts have been opened resulting in a substantial increase in overdraft revenues. Additionally, the rapid decline in interest rates decreased the earnings credit for commercial accounts which have analysis charges, which further increased transaction fee income.

During 2001, ATM fee income was slightly lower compared to the prior year. The decline in revenues reflects the termination of BankAtlantic's ATM relationship with K-Mart and the removal of all ATM machines from Wal*Mart stores in September 2001. The above relationships did not meet strategic goals or required investment returns. The removal of the ATM from retail outlets is expected to lower ATM fee income in subsequent periods, while the overall performance of the ATM division is expected to improve due to significantly lower expenses. The above declines in revenues were partially offset by higher fees earned from cruise ship ATM operations and increases in interchange and card fees.

The increase in other income during 2001 compared to 2000 primarily resulted from the sale of branches and back office facilities. During 2001, BankAtlantic sold twelve in-store branches for a gain of $1.6 million. During 2000, gains on the sales of branch facilities and back office equipment were $0.9 million. The exiting of in-store branches was part of a bank-wide program to review all lines of business with a view towards improving overall earnings. BankAtlantic expects to sell or close the remaining four in-store branches during the first half of 2002.

Levitt Companies Operations

The significant increase in gains on sales of real estate primarily resulted from increased gains on land and home sales as well as higher earnings from joint venture activities. Gains on land sales increased from $9.0 million during the year ended December 31, 2000 to $11.0 million during the same 2001 period. Likewise, gains on home sales increased from $12.3 million during the year ended December 31, 2000 to $19.8 million during 2001 due to a 42% growth in sales of homes in 2001 and the effect of reduced land costs resulting from the acquisition of Levitt and Sons. Earnings from joint venture activities increased from $1.1 million during the year ended December 31, 2000 to $2.9 million during the same 2001 period.

Levitt and Sons gross margin is currently higher than it is anticipated to be in the future primarily due to the effects of purchase accounting associated with the Levitt and Sons acquisition. As it completes a full construction cycle following acquisition, the effects of that accounting will disappear, resulting in lower reported gross margins in future years.

The decline in other income resulted from the sale of a utility expansion receivable during 2000 partially offset by an increase in rental income. During February 2000, Core Communities received a cash payment of $8.5 million relating to a receivable from a public municipality providing water and wastewater services to St. Lucie West, resulting in a $4.3 million gain. The payment was in full settlement of the receivable pursuant to an agreement dated December 1991 between Core Communities and the municipality. The 1991 agreement required the municipality to reimburse Core Communities for its cost of increasing the service capacity of the utility plant via payment to Core Communities of the future connection fees generated from such capacity.

During 2002, Levitt Companies anticipates that Core Communities may make land sales to Levitt and Sons rather than to unaffiliated developers. The effect of these sales for accounting purposes will be to defer recognition of the related gains to subsequent periods over the Levitt and Sons construction cycle.

Ryan Beck Operations

Ryan Beck's investment banking and commission revenues decreased 24% and 39%, respectively, from 2000. The reduced commission revenues were attributable to lower investor transaction volume due to a decline in overall financial market transactions along with decreases in equity and mutual fund fees. Investment banking revenues were adversely affected by a significant decline in initial public offering closings during 2001 and a substantial reduction in equity underwriting and advisory and placement fees. The increase in principal transaction revenues reflects the addition of a new taxable fixed income group and the addition of two retail offices. Excluding the additions of that line of business and the new retail offices, principal transactions remained at 2000 levels.

NON-INTEREST EXPENSES

                                                       For the Year
                                                     Ended December 31,            Change
                                                    -------------------     ------------------
(In thousands)                                        2001       2000        Amount    Percent
                                                    --------   --------     --------   -------
Banking Operations
Employee compensation and benefits                   $ 49,933   $ 46,890   $  3,043      6.49%
Occupancy and equipment                                25,204     23,622      1,582       6.7%
Advertising and promotion                               3,771      4,154       (383)    (9.22)%
Restructuring charges and write-downs                     331      2,656     (2,325)    (87.54)%
Impairment of cost over fair value of                   6,624         --      6,624        --
of net assets acuired Amortization of cost over ..      2,753      2,833        (80)
fair value of net assets acquired
Other                                                       2          2                (2.82)%
                                                       24,604     24,137        467      1.93%
                                                     --------   --------   --------     -----
Non-interest expenses                                 113,220    104,292      8,928      8.56%
                                                     --------   --------   --------     -----
Levitt Companies Operations
Employee compensation and benefits                      9,730      6,846      2,884     42.13%
Advertising and promotion                               2,611      2,684        (73)    (2.72)%
Selling, general and administrative                    13,770      9,201      4,569     49.66%
                                                     --------   --------   --------     -----
Non-interest expenses                                  26,111     18,731      7,380      39.4%
                                                     --------   --------   --------     -----
Ryan Beck Operations
Employee compensation and benefits                     35,435     37,191     (1,756)    (4.72)%
Occupancy and equipment                                 3,287      3,632       (345)    (9.50)%
Advertising and promotion                               1,515      1,381        134      9.70%
Amortization of cost over fair value of net assets      1,320      1,248         72      5.77%
acquired
Other                                                   9,488     10,732     (1,244)    (11.59)%
                                                     --------   --------   --------     -----
Non-interest expenses                                  51,045     54,184     (3,139)    (5.79)%
                                                     --------   --------   --------     -----
BFC Holding Company Operations
Employee compensation and benefits                      1,902      1,389        513     36.93%
Occupancy and equipment                                    85         48         37     77.08%
Other                                                     899        936        (37)    (3.95)%
                                                     --------   --------   --------     -----
Non-interest expenses                                   2,886      2,373        513     21.62%
                                                     --------   --------   --------     -----
Total  non-interest expenses                         $193,262   $179,580   $ 13,682      7.62%
                                                     ========   ========   ========     =====

Banking Operations

The increase in compensation expense during 2001 compared to 2000 reflects increased bonuses, health insurance expenses, 401(k) retirement benefits and a reduction in income associated with Bancorp defined benefit pension plan. Higher discretionary bonuses and incentive compensation were paid based on individual performance and the achievement of corporate goals. The additional 401(k) benefits reflected an increased employer match and the additional health insurance costs resulted from generally higher medical costs.

Included in compensation expense during 2000 was a $1.3 million one-time charge resulting from the retirement of all publicly held outstanding shares of Class B Common Stock. The compensation charge resulted from retirement of shares of Bancorp Class B Common Stock from holders who received these shares upon exercise of options to acquire Class B Common Stock within six months of the date of retirement.

The increase in occupancy and equipment expenses primarily resulted from higher depreciation expense associated with the upgrading of Bancorp data processing infrastructure as well as online banking operations. The higher depreciation expense was partially offset by lower rental expenses from the termination of ATM relationships with certain retail outlets and the sale of twelve in-store branches.

During 2001 advertising expenses related primarily to the introduction of BankAtlantic's no-charge checking accounts and the promotion of its home equity lines of credit. During 2000, significant advertising costs were incurred associated with promotions for new deposit and loan products as well as promotional costs associated with internet banking.

During 2001, upon review of the performance and anticipated prospects of BankAtlantic's in-store branches, management of BankAtlantic decided to exit this line of business. This resulted in a $550,000 impairment write-down assigned to fixed assets of certain in-store branches. During the fourth quarter of 2000, a strategic decision was made to terminate BankAtlantic's ATM relationships with Wal*Mart and K-Mart resulting in the restructuring charge and impairment write-down shown on the above table. The restructuring charge was reduced by $219,000 during 2001 to reflect lower ATM lease termination costs than had been projected.

During September 2001, Bancorp closed the offices of Leasing Technology, Inc. ("LTI"), an equipment leasing and finance company acquired in 1998, and halted lease originations. As a consequence, the remaining $6.6 million of goodwill associated with the LTI acquisition was eliminated. Lease losses at LTI have been increasing since December 2000, and the subsidiary's net charge-offs were $8.0 million during the year ended December 31, 2001.

Other expenses increased slightly from 2000. The increase was primarily due to higher telephone, consulting, professional fees and operating expenses. The higher operating expenses were associated with upgrading Bancorp's call center and technology infrastructure. The above expense increases were partially offset by a $1.2 million gain on the sale of an REO property.

On January 30, 2002, BankAtlantic announced a seven day banking initiative scheduled to begin on April 1, 2002. This initiative will include Saturday, Sunday and extended weekday branch banking and 24 hour call center access. BankAtlantic expects its non-interest expenses to increase with this initiative with a corresponding potential impact on its short term performance; however, management believes that seven day banking will position BankAtlantic as the consumer bank of choice in its market.

Levitt Companies Operations

The increase in compensation and benefits primarily resulted from the expansion of Levitt and Sons' activities. The number of Levitt Companies employees increased from 188 at January 1, 2001 to 216 at December 31, 2001. The expansion also resulted in higher selling, general and administrative expenses. Included in selling, general and administrative expenses was a $2.6 million legal accrual reflecting an adverse verdict in a jury trial against a subsidiary of Levitt Companies. The Complaint alleged that a partnership in which Levitt and Sons' wholly owned subsidiary is a 50% partner wrongfully terminated a contract, failed to pay for extra work performed outside the scope of the contract and breached the contract. The jury rendered its verdict on March 7, 2002. Levitt Companies intends to vigorously pursue an appeal of the verdict, but there can be no assurance that such appeal will be successful.

Ryan Beck Operations

The decline in employee compensation and benefits during 2001 compared to 2000 was primarily due to lower commission expenses associated with a significant decline in transactional business from levels attained during 2000.

Occupancy and equipment expense decreases primarily resulted from a decline in depreciation expense.

The declines in other expense during 2001 compared to the same 2000 period primarily resulted from lower floor brokerage and clearing fees attributed to a significant reduction in commission revenues and a new fee schedule negotiated with the clearing agent during the third quarter of 2000.

During 2001, management of Ryan Beck took several steps to improve its performance, including reductions in staff in certain underperforming areas. These reductions resulted in relatively improved performance in the latter half of 2001. In addition, Ryan Beck has successfully attracted several retail account executives and opened two new offices in the State of New York, both of which are expected to improve future performance.

BFC Holding Company Operations

The increase in employee compensation and benefits was primarily associated with bonuses paid to employees.

Discontinued Operations

During 2000, Bancorp recognized a $669,000 gain, net of taxes, from discontinued operations. The gain resulted from a higher than projected gain on the sale of a building formerly used by the discontinued mortgage servicing unit.

Extraordinary Items

During the third quarter of 2001, Bancorp redeemed $34.8 million of its subordinated investment notes and recognized a $253,000 extraordinary loss, net of income tax.

During 2000, Bancorp purchased $53.8 million aggregate principal amount of its 5 5/8% convertible debentures through two tender offers and unsolicited open market purchases. These debentures were purchased at a discount resulting in a $7.9 million extraordinary gain, net of income tax.

Cumulative Effect of a Change in Accounting Principle

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was adopted on January 1, 2001. At the adoption date Bancorp recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value resulting in a $1.1 million gain associated with the cumulative effect of a change in accounting principle, net of tax.

SEGMENT REPORTING

Management reports the results of operations of the Company and its subsidiaries through seven operating segments. The operating segments are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Interest expense and certain revenue and expense items are allocated to the various segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net contribution of the operating segments may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in the segments would, in management's view, likely not be impacted.

                                                                  Bank Operations
                            --------------------------------------------------------------------------------------
(In thousands)                   Bank Investments             Commercial Banking            Community Banking
                            --------------------------    --------------------------    --------------------------
                                2001           2000           2001           2000           2001           2000
                            -----------    -----------    -----------    -----------    -----------    -----------
Interest income             $   179,694    $   178,229    $   118,430    $   116,196    $    27,151    $    33,238
Interest expense and
  Overhead                     (135,160)      (145,565)       (68,864)       (68,030)       (16,325)       (20,229)
Provision for loan losses           215           (449)       (21,096)       (15,866)         3,976        (12,817)
Non-interest income                 919            731          3,074          2,359         11,073         11,693
Segment net income (loss)        24,785         17,898         15,993         17,774          4,063         (5,969)
Average assets              $ 2,571,246    $ 2,484,625    $ 1,368,850    $ 1,173,581    $   323,430    $   350,973

(In thousands)                 Total Bank Operations           Levitt Companies                 Ryan Beck
                            --------------------------    --------------------------    --------------------------
                                2001           2000           2001           2000           2001           2000
                            -----------    -----------    -----------    -----------    -----------    -----------
Interest income             $   325,275        327,663    $     1,989          2,264          1,978    $     2,151
Interest expense and
  Overhead                     (220,349)      (233,824)          (180)        (1,315)          (517)          (551)
Provision for loan losses       (16,905)       (29,132)            --             --             --             --
Non-interest income              15,066         14,783         38,358         29,670         44,683         52,133
Segment net income (loss)        44,841         29,703          7,522          6,955         (1,317)           867
Average assets              $ 4,263,526    $ 4,009,179    $   173,437    $   157,090    $    74,108    $    43,890

(In thousands)                 Bancorp Parent Company        BFC Holding Company            Consolidated Total
                            --------------------------    --------------------------    --------------------------
                                2001           2000           2001           2000           2001           2000
                            -----------    -----------    -----------    -----------    -----------    -----------
Interest income             $       229    $     1,206    $       383    $     1,005    $   329,854    $   334,289
Interest expense and
  overhead                      (18,990)       (22,990)        (4,125)        (3,767)      (244,161)      (262,447)
Provision for loan losses            --             --             --             --        (16,905)       (29,132)
Non-interest income               3,123          1,506         (1,905)        (1,907)        99,325         96,185
Segment net income (loss)       (19,559)       (19,753)        (8,307)        (6,424)        23,180         11,348
Average assets              $    99,220    $    88,844    $    28,751    $    37,654    $ 4,639,042    $ 4,336,657

Business Segment Results of Operations

Allocation of Overhead - Bank Operations

The Bank Operations overhead allocation rate decreased for all bank segments due to a substantial reduction in interest expense associated with lower average rates on interest bearing liabilities partially offset by higher interest bearing liabilities average balances and higher operating expenses. The substantial decline in average rates was due to the declining interest rate environment during 2001. The increased interest bearing liabilities were primarily associated with the funding of asset growth. The higher operating expenses resulted from increased compensation, data processing and consulting expenses. The increases in data processing and consulting fees were primarily associated with upgrades to technology infrastructure and Internet banking. The overall decline in bank operations overhead was allocated to each bank operation segment pro-rata based on its average assets.

Bank Investments

Segment net income increased by 38% from 2000. The higher net income primarily resulted from a lower overhead allocation, increased interest income, higher non-interest income and a reduction in the provision for loan losses. The increase in non-interest income primarily resulted from write-downs of purchased residential loans held for sale during 2000 with no corresponding write-downs during 2001. The increase in interest income resulted from higher segment average balances partially offset by lower yields on earning assets. The improvement in the provision for loan losses reflects a decline in residential loan charge-off during 2001 compared to the same 2000 period.

Commercial Banking

Segment net income declined by 10% from 2000. The primary reasons for the decline were a substantial increase in the provision for loan losses (primarily in syndications and lease activities) and secondarily an increase in the overhead allocation. The above declines in segment net income were partially offset by higher interest income, a gain on the sale of an REO property and an increase in non-interest income.

The higher overhead allocation resulted from a significant increase in average assets during 2001 partially offset by a decline in the overhead allocation rate.

The improvement in interest income resulted from higher segment average balances partially offset by lower yields on earning assets.

The increase in non-interest income reflects a $695,000 loss on the sale of a syndicated loan during 2000.

Included in segment net income during 2001 was the sale of an REO property for a $1.2 million gain.

Community Banking

Segment net income increased by $10.0 million during 2001 compared to 2000. The higher net income primarily resulted from a significant improvement in the provision for loan losses. The majority of the provision for loan losses in this segment related to small business loans originated prior to the 2000 fiscal year and indirect automobile loans. These portfolios declined substantially during 2000 with a corresponding reduction in charge-offs and the provision for loan losses during 2001.

The decline in interest income was also due to lower average portfolio balances during 2001 compared to 2000.

Non-interest income declined slightly due to lower ATM fee income from the termination of ATM relationships with certain retail outlets.

Levitt Companies

Segment net income from Levitt Companies' operations increased by 8% from 2000. The improvement in segment net income primarily resulted from gains on the sales of real estate and a decline in interest expense partially offset by a decline in joint venture income, higher compensation and selling, general and administrative expenses and a gain on a utility receivable sale during 2000. The decline in interest expense resulted from an increase in capitalized interest during 2001 compared to 2000 due to the expansion of Levitt Companies' real estate development activities. Included in selling, general and administrative expenses was a $2.6 million litigation accrual.

Ryan Beck

Ryan Beck posted a segment loss of $1.3 million during 2001 compared to segment net income of $867,000 during 2000. The decline in segment income during 2001 primarily reflects lower investment banking income and commission revenues partially offset by an increase in principal transactions from the opening of new retail branches as well as revenues from a new institutional fixed income office. Investment banking revenues were lower due to a reduction in equity underwritings , initial public offerings and consulting fees. The reduction in commissions was due to a decline in transactional volume during 2001 compared to 2000.

Bancorp Parent Company

Bancorp Parent Company's loss was slightly lower during 2001 compared to 2000. The decline in interest expense and compensation expense was offset by a goodwill impairment charge and lower interest income.

The substantial decline in interest expense resulted from the redemption of subordinated investment notes and convertible debentures during 2000 and 2001. During 2000, Bancorp parent company incurred a one-time charge to compensation expense of $1.3 million in connection with the redemption and retirement of all publicly held outstanding shares of Bancorp's Class B Common Stock.

The slight increase in non-interest income resulted from sales in Bancorp's equity securities portfolios. During 2001, Bancorp parent company sold $3.6 million of equity securities for a $6.7 million gain. The gains on sales were partially offset by $2.6 million and $0.9 million of other than temporary declines in value of equity securities available for sale and Bancorp's equity investments in private companies, respectively. During 2000, Bancorp parent company sold $3.6 million of equity securities for a $2.9 million gain and recognized a $780,000 and $630,000 loss on the write down of an equity security available for sale and equity investments in private companies, respectively.

BFC Holding Company

BFC Holding Company segment net loss in 2001 and 2000 was approximately $8.3 million and $6.4 million, respectively. The increase in the loss was primarily due to a decrease in interest income and an in increase in overhead expense. Interest income decreased in 2001 as compared to 2000 because of lower interest earned from advances associated with the Company's development and construction of the Center Port property. Overhead expenses increased primarily due to bonuses paid in 2001. Since 2000, BFC controls greater than 50% of the vote of Bancorp and accordingly Bancorp is consolidated in the financial statements of the Company. Therefore, BFC's equity in earnings is excluded from the BFC Holding Company segment results. However the provision for income taxes relating to these earnings is included in the BFC Holding Company segment.

For the Year Ended December 31, 2000 Compared to the Same 1999 Period

RESULTS OF OPERATIONS

Based on the fact that Bancorp is consolidated into BFC's financial statements, the following management's discussion and analysis deals primarily with the activities of Bancorp, since it now represents substantially all of the Company's assets and business operations. Comparative analysis is provided for Bancorp, although Bancorp was not consolidated in the comparable accompanying financial statements of the Company prior to 2000.

Overview of Bancorp

Bancorp's income from continuing operations declined 44% to $16.1 million. The primary reasons for the reduced income were higher compensation, advertising and consulting expenses, lower gains from the sale of loans held for sale, losses from Bank Investments activities, lower earnings from investment banking operations, and a restructuring charge associated with ATM activities. Additionally, Bancorp recognized a $7.9 million extraordinary gain from the repurchase of its 5 5/8% Convertible Debentures at a discount and recorded $669,000 of gains from discontinued operations primarily from the sale of the building occupied by the former mortgage servicing unit.

Net Interest Income

Net interest income excluding capitalized interest and accretion of Core Communities utility receivable decreased from $114.9 million during 1999 to $109.6 million during 2000. The reduction in net interest income resulted from the narrowing of the net interest margin due to the rising interest rate environment which began in July 1999 and the acquisition of Levitt and Sons. The acquisition of Levitt and Sons resulted in a 14 basis point decline in the net interest margin during 2000 primarily because Levitt and Sons' interest expense was included in the margin calculation whereas the income associated with those borrowings was recognized in non-interest income as gains on the sales of real estate. The unfavorable effects of the lower interest rate margin were partially offset by growth in average earning assets. During the 2000 period, average earning assets significantly increased due to growth in the commercial real estate loan portfolio and the purchase of mortgage-backed securities held to maturity.

The net interest margin declined by 42 basis points from 1999. The reduced margin was primarily the result of the fact that rates on interest bearing liabilities increased faster than yields on interest earning assets. Rate increases on interest-bearing liabilities were due to higher rates paid on deposit products, notes payable acquired in connection with the Levitt and Sons acquisition, short term borrowings and additional borrowings by Bancorp Parent Company segment to fund the corporate transaction, which retired the publicly held Class B Common shares, and to retire a portion of Bancorp's 5 5/8% convertible debentures. The increased deposit average rates reflect the introduction of new transaction and time deposit products with higher rates than the existing portfolio. Market rates on short-term borrowings were higher during 2000 compared to 1999.

During 2000, average earning assets and average rate paying liabilities increased compared to 1999. The rising interest rate environment resulted in increased yields on earning assets with a corresponding increase in rates on interest paying liabilities. The higher balances and yields increased interest income by $41.9 million. Likewise, the higher balances and rates paid on average interest bearing liabilities increased interest expense by $47.1 million.

Provision for Loan Losses

The provision for loan losses declined by 50% from 1999. The decrease reflected Bancorp's management assessment of the inherent risk associated with small business and indirect loan portfolios due to declining portfolio balances while at the same time recognizing a need for additional allowances associated with syndication and lease financing portfolios.

Gains on Trading Securities and Securities Available for Sale

Gains on securities transactions increased by 15% from 1999. Securities transaction gains during 2000 primarily resulted from the sales of equity securities and unrealized gains on forward contracts. Securities transactions gains during 1999 resulted primarily from sales of mortgage-backed securities.

Non-interest Income

Other non-interest income increased by 16% from 1999. The increase was attributed to significantly higher gains on real estate sales associated with the construction and development activities of Levitt Companies. These gains were partially offset by losses on the sale of loans held for sale during 2000 compared to gains during 1999. Losses on loan sales during 2000 were due to unfavorable market conditions caused by a rising interest rate environment during 2000 and the sale of a syndicated loan for a $695,000 loss.

Non-interest Expense

Non-interest expense increased by 27% from 1999. The increase reflects the inclusion of Levitt and Sons' operations during the 2000 period, higher compensation, advertising and consulting expenses associated with banking operations and higher investment banking operating expenses associated with Ryan Beck's diversification into the analytical coverage of new industries. Additionally, a $2.7 million restructuring charge and impairment write-down was incurred associated with a strategic decision to terminate BankAtlantic's ATM relationships with two retailers.

Discontinued Operations

During 1999, a $2.1 million gain, net of taxes was recognized from discontinued operations. The gain resulted from lower than anticipated costs associated with the mortgage servicing portfolio sale along with higher servicing balances based on slower than anticipated loan repayments.

Business Segment Results of Operations

Bank Investments

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

The above declines in segment net income were partially offset by an increase in interest income attributed to a substantial increase in the commercial real estate loan portfolio and higher rates earned on average assets compared to 1999.

The decline in non-interest income resulted from a $1.5 million gain on the sale of an REO property during 1999 and a $695,000 loss on the sale of a syndicated loan during 2000. There were no significant gains on the sale of REO in the segment during 2000 and there were no loans sold from this segment during 1999.

Community Banking

Segment net loss declined by $3.6 million during 2000 compared to 1999. The improvement in the community banking segment operations primarily resulted from a significantly lower provision for loan losses. This improvement reflected reduced originations in the small business loan portfolio and the discontinuing of the origination of indirect automobile loans in December 1998. The majority of the provision for loan losses in this segment related to small business loans originated prior to the 2000 fiscal year and indirect automobile loans. These portfolios declined substantially during 2000 with a corresponding reduction in charge-offs and the provision for loan losses.

The decline in interest income was also due to lower average portfolio balances during 2000 compared to 1999.

Non-interest income decreased slightly due to higher ATM fee income partially offset by declines in loan fees.

Levitt Companies

Segment net income from Levitt Companies' operations increased by 72% from 1999. The improvement in segment net income primarily resulted from the acquisition of Levitt and Sons during December 1999 and secondarily higher income from Core Communities operations due to the utility receivable sale. Excluding the acquisition of Levitt and Sons, interest income increased by $300,000, non-interest income increased by $3.0 million and non-interest expense increased by $1.8 million.

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

Bancorp Parent Company

Bancorp Parent Company's loss increased by $6.7 million during 2000 compared to 1999. This additional net loss reflected additional borrowings associated with redemption of Bancorp's Class B Common Stock and lower interest income due to the repayment of a $10 million note receivable from Ryan Beck.

BFC Holding Company

BFC Holding Company segment net loss in 2000 was approximately $6.4 million and segment net income in 1999 was approximately $7.3 million. In 1999, BFC's investment in Bancorp was carried on the equity basis and accordingly the non-interest income component includes $10.5 million in equity in earnings of Bancorp. Since 2000, BFC has controlled greater than 50% of the vote of Bancorp and accordingly Bancorp is consolidated in the financial statements of the Company. Therefore, BFC's equity in earnings is excluded from the BFC Holding Company segment results in 2000. Reflected in 2000 is an impairment loss on securities of approximately $4.6 million.

Financial Condition

We consider the interest rate sensitivity, credit risk, liquidity risk and equity pricing risk of our assets and liabilities, general economic conditions and our capital position in managing our financial condition.

Our total assets for each of the years at December 31, 2001 and 2000 were $4.7 billion. Components of total assets changed. These changes primarily resulted from an increase in: investment securities and tax certificates, trading securities, cash, FHLB stock and real estate held for development and sale and joint ventures. The above increases were offset by declines in securities available for sale, loans receivable, accrued interest receivable and deferred tax assets and cost over fair value of net assets acquired, net.

The increase in investment securities and tax certificates was primarily due to the purchase of adjustable rate mortgage-backed securities and secondarily due to growth in Bancorp's tax certificate portfolio. The increase in trading securities relates to Ryan Beck's trading activities. The higher cash balances reflect an increase in amounts due from correspondent banks. The additional FHLB stock was due to higher required balances associated with FHLB advances at December 31, 2001 compared to 2000. The increase in real estate held for development and sale and joint ventures primarily resulted from purchases of land for future development at Core Communities and the commencement of additional real estate projects at Levitt and Sons.

The decrease in securities available for sale resulted from a decline in fair value and write-downs of equity securities at BFC. This decrease was partially offset by an increase in Bancorp's securities available for sale balances, reflecting the purchase of adjustable rate mortgage-backed securities partially offset by principal repayments primarily on REMIC securities. The decrease in net loans receivable primarily resulted from declining loan balances in BankAtlantic's discontinued lines of business and residential loans. Bancorp discontinued the origination of indirect consumer loans, syndication loans, international loans to correspondent banks and lease financing lending. The origination of small business loans was also significantly reduced. The decline in residential loan balances reflects accelerated loan prepayments due to the declining interest rate environment during 2001. The decrease in accrued interest receivable resulted from lower balances and yields on loans as well as a decline in amounts receivable associated with interest rate swap contracts. The decline in deferred tax assets primarily resulted from an increase in the deferred tax liability on unrealized appreciation on securities available for sale and secondarily from reductions in deferred tax assets from the sale of real estate. The reduction in cost over fair value of net assets acquired reflects a $6.6 million goodwill impairment charge associated with Bancorp's leasing subsidiary, LTI as well as amortization of goodwill during 2001.

Our total liabilities at December 31, 2001 and 2000 were $4.2 billion and $4.4 billion, respectively. The decrease in total liabilities primarily resulted from a decrease in short term borrowings and subordinated debentures partially offset by higher deposit balances, advances from the FHLB, deferred tax liability and other liabilities.

The decline in short term borrowings reflects an increase in deposits and FHLB advance borrowings. The reduction in subordinated debentures primarily resulted from the redemption of Bancorp's subordinated investment notes and conversion of Bancorp's convertible subordinated debentures.

The increase in deposit accounts was due to higher transaction account balances partially offset by a decline in certificate accounts. The transaction account increase reflects the introduction of no charge checking products and the declining interest rate environment resulting in the migration of deposit balances from certificate accounts to money market accounts. The increase in other liabilities reflects higher "securities sold not yet purchased" associated with Ryan Beck's trading activities and an increase in current income taxes payable.

The increase in minority interest was primarily due to an increase in Bancorp's equity transactions. This increase was partially offset with a decrease in the venture partnerships minority interest primarily attributed to decreases in other comprehensive income.

The increase in BFC's stockholders' equity was primarily due to net income of $5.5 million partially offset by a decrease in other comprehensive income of $2.3 million primarily associated with a decrease in unrealized appreciation on securities available for sale and a $1.6 million reduction in additional paid in capital as a result of a decrease in BFC's percentage ownership of Bancorp.

The regulatory capital ratios of BankAtlantic as well as a description of the components of risk-based capital and capital adequacy requirements are included in Note 16 to the consolidated financial statements.

Asset and Liability Management

Bancorp's asset liability management is governed by policies that are reviewed and approved BankAtlantic's Board of Directors. The asset and liability committee, which is comprised of members of BankAtlantic's executive management, meets quarterly and monitors market risks to develop risk management strategies that are in accordance with BankAtlantic's policies.

Bancorp originates commercial real estate loans, commercial business loans, small business loans, and consumer loans which generally have higher yields and shorter durations than residential real estate loans. In the past, Bancorp originated residential loans with both fixed and adjustable rates, however currently the majority of residential loans originated are CRA loans sold to correspondents. Bancorp also purchases both fixed and variable rate residential loans which are retained for portfolio. Bancorp also acquires mortgage-backed securities (including REMIC) and Treasury securities with intermediate terms. Bancorp emphasizes the origination of low cost transaction accounts that are generally less interest rate sensitive than time deposits. Bancorp has introduced numerous deposit products to promote growth of transaction deposit accounts. Bancorp has also obtained brokered deposits in conjunction with interest rate swap contracts in order to fund LIBOR based commercial loans. The interest rate swap contracts have the effect of converting fixed rate deposits to LIBOR based borrowings. Bancorp has also entered into variable rate FHLB advances along with interest rate swap contracts in order to fix the variability of cash outflows on floating rate advances. Bancorp has also increased its participation in the State of Florida's public funds program because rates paid were lower than current certificate rates.

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is interest rate risk and its secondary market risk is equity price risk. BFC's primary market risk, without consideration of Bancorp, is equity price risk relating to its equity investments. At December 31, 2001, BFC held $10.7 million in publicly traded securities and $4.9 million in non-publicly traded companies. During 2001, BFC wrote-off $4.4 million of investment in equity securities due to a decline in value not considered to be other than temporary.

Interest Rate Risk

The majority of Bancorp's assets and liabilities are monetary in nature subjecting Bancorp to significant interest rate risk which would arise if the relative values of each of its assets and liabilities change in conjunction with a general rise or decline in interest rates. Bancorp has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 2001 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were:

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

The model calculates the net potential gains and losses in net portfolio fair value by:

         (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts and derivatives at market rates to determine fair values at December 31, 2001,
         (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values; and
         (iii) the difference between the fair value calculated in (i) and (ii) is the potential gains and losses in net portfolio fair values.

Management of Bancorp has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, there is no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. Additionally, these fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Subordinated debentures, notes and bonds payable and Trust Preferred Securities were valued for this purpose based on their contractual maturities or redemption date. Bancorp's interest rate risk policy has been approved by Bancorp's Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management of Bancorp has maintained the portfolio within these established tolerances.

Certain assumptions by Bancorp in assessing the interest rate risk were utilized in preparing the table below. These assumptions related to:

     o    Interest rates,
     o    Loan prepayment rates,
     o    Deposit decay rates,
     o Market values of certain assets under various interest rate scenarios, and
     o    Repricing of certain borrowings.

The prepayment assumptions used in the model are:

         a)    Fixed rate mortgages                           25%
         b)    Fixed rate securities                       12-13%
         c)    Tax certificates                               10%

Deposit runoff assumptions used in the model are as follows:

                                            Within    1-3      3-5      Over 5
                                            1 Year   Years    Years     Years
                                            ------   -----    -----     ------
Money fund savings accounts decay rates      17%      17%      16%       14%
NOW and savings accounts decay rates         37%      32%      17%       17%

Presented below is an analysis of Bancorp's interest rate risk at December 31, 2001. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                     Net
                                  Portfolio
                        Changes     Value        Dollar
                        in Rate     Amount       Change
                       --------   ---------    ---------
                            (dollars in thousands)
                       +200 bp     $485,315    $(40,950)
                       +100 bp     $519,686    $ (6,579)
                             0     $526,265    $     --
                       -100 bp     $491,845    $(34,420)
                       -200 bp     $451,960    $(74,305)

It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that the assets and liabilities would perform as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the results of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which we may take in the future.

Equity Price Risk

The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks which would arise as the relative values of our equity securities changed in conjunction with market or economic conditions. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of the Company's trading and available for sale securities at December 31, 2001 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                 Available      Securities
        Percent     Trading       for Sale       Sold Not
       Change in  Securities     Securities         Yet          Dollar
      Fair Value  Fair Value     Fair Value     Purchased        Change
      ----------  ----------     ----------     ----------     ---------
                           (dollars in thousands)
         20%       $ 81,955       $ 46,573      $ 46,117       $  29,107
         10%       $ 75,126       $ 42,692      $ 42,274       $  14,554
          0%       $ 68,296       $ 38,811      $ 38,431       $       0
        -10%       $ 61,466       $ 34,930      $ 34,588       $(14,554)
        -20%       $ 54,637       $ 31,049      $ 30,745       $(29,107)

Excluded from the above table is $20.2 million of investments held by Bancorp in private companies for which no current market exists. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk. Investments in private companies are recorded in our financial statements at historical cost. Declines in the fair value of individual equity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. These fair values are determined based on the information available to management at the valuation date and the actual fair value of the securities may vary from the estimated fair value and may change based on changes in future conditions or changes in industry.

Ryan Beck is a market maker in equity securities which could result, from time to time in Ryan Beck holding securities during declining markets.

Interest Rate Sensitivity

Changes in interest rates can impact net interest income as well as the valuation of assets and liabilities, as the relative spreads between assets and our liabilities can widen or narrow due to changes in the overall levels of and changes in market interest rates.

Profitability is dependent to a large extent on net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans, and interest expense on interest-bearing liabilities, such as deposits. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income. While an attempt has been made to structure asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, such strategy may not successful.

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

BFC's Liquidity and Capital Resources

The primary sources of funds to the Company (without consideration of Bancorp's liquidity and capital resources which except as noted, are not available to BFC) were dividends from Bancorp, funds received from the sale of the Company's ownership interest in Delray Industrial Park and a building at BMOC, revenues from property operations, principal and interest payments on loan receivables and borrowings. Funds were primarily utilized by BFC to invest in equity securities, reduce mortgage payable and other borrowings and to fund operating expenses and general and administrative expenses. BFC has an $8.0 million revolving line of credit that can be utilized for working capital as needed. At December 31, 2001, approximately $3.48 million was available under this facility that matures in December 2002 and bears interest at the prime rate plus 1%.

During 1999 and 2000, the Company (without consideration of Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company's interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, therefore, they are consolidated in these financial statements. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $5.1 million of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $4.4 million in the Partnership. The Company and the general partners retained ownership interests of approximately $1.8 million. Additionally, during 2001, approximately $895,000 of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $1.3 million in the partnerships. The Company and the general partners retained ownership interests of approximately $3.8 million increasing the Company's total investment in these partnerships to $5.6 million. Of the $1.3 million, Alan Levan and Jack Abdo each borrowed $500,000 from the Company on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company each borrowed $50,000 on a non-recourse basis to make their investments. Such amounts were still outstanding at the end of the year, bear interest at the prime rate plus 1% and are payable interest only annually with the entire balance due in February 2006. After the limited partners receive a specified return from the partnerships, the general partners are entitled to receive 20% of all cash distributions from the partnerships. The general partners are limited liability companies of which the members are: John E. Abdo - 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0%; John E. Abdo, Jr. - 17.5% and BFC Financial Corporation - 57.5%. Losses net of minority interests for the year ended December 31, 2001 were $881,000. At December 31, 2001, the Company's net investment in these partnerships was $4.7 million.

As previously indicated the Company holds approximately 23% of the outstanding Bancorp Common Stock. The payment of dividends by Bancorp is subject to declaration by Bancorp's Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to Bancorp, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. While there is no assurance that Bancorp will pay dividends in the future, Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993 and management of Bancorp has indicated that it will seek to declare regular quarterly cash dividends on the Bancorp Common Stock. Bancorp pays a quarterly dividend of $.029 per share on its Class A and Class B Common Stock.

Based on its current level of ownership and Bancorp's current dividend rate, BFC receives approximately $382,000 per quarter in dividends from Bancorp.

Bancorp's Liquidity and Capital Resources

On March 22, 2002 BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. ("Community"), for approximately $170 million in cash and immediately merged Community into BankAtlantic. At the acquisition date Bancorp made a $78.5 million capital contribution to BankAtlantic. BankAtlantic funded the acquisition of Community from $78.5 million of the capital contribution received from Bancorp and the liquidation of investments...Community was a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. Community had 21 branches, with 13 located in Palm Beach County, 4 located in Martin County, 3 located in St. Lucie County and 1 located in Indian River County.

Bancorp's principal source of liquidity are dividends from BankAtlantic. Bancorp also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. Bancorp's annual debt service at December 31, 2001 associated with its subordinated debentures, Trust Preferred Securities, and financial institution borrowings was $12.1 million and was increased to $16.8 million as a result of the March 2002 trust preferred securities issuance. Bancorp's estimated current annual dividends to common shareholders are $6.7 million. During 2001, Bancorp received $22.2 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of Bancorp to meet its debt service obligations will depend upon, among other things, the results of operations, financial condition and cash requirements of Bancorp as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends or otherwise advance funds to Bancorp. Payments and distributions by BankAtlantic are subject to OTS approval and regulations and are based upon BankAtlantic's regulatory capital levels and net income. Certain covenants contained in a Levitt Companies loan agreement prohibit it from paying dividends to Bancorp. Ryan Beck has not paid dividends to Bancorp and it is not anticipated that Ryan Beck will pay dividends to Bancorp during 2002. For a further discussion on dividend restrictions see Note 10 and 16 to the consolidated financial statements.

Bancorp maintains a revolving credit facility of $30 million from an independent financial institution. The credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. At December 31, 2001, approximately $100,000 was outstanding under this credit facility and Bancorp was in compliance with all loan covenants at December 31, 2001. Amounts outstanding accrue interest at the prime rate minus 50 basis points and the note matures on September 1, 2004. This facility may be used for general corporate purposes.

From time to time, Bancorp borrows funds under a margin account with an unrelated broker/dealer. The terms of this account are ordinary and customary for such accounts.

In October 2001, Bancorp filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to an aggregate of $150 million of debt securities, Class A Common Stock and trust preferred securities. During December 2001, Bancorp sold 6.9 million shares of its Class A Common Stock under this registration statement in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million.

Bancorp formed Bancorp Capital Trust II ("Bancorp Capital II"), a statutory business trust which was formed for the purpose of issuing Trust Preferred Securities and investing the proceeds thereof in Bancorp Junior Subordinated Debentures. In March 2002, Bancorp completed an underwritten public offering under this shelf registration statement in which Capital II issued 2.22 million shares of 8.5% Trust Preferred Securities, at a price of $25 per share. The gross proceeds from the offering of $55.4 million were invested in an identical principal amount of our 8.50% Junior Subordinated Debentures which bear interest at the same rate as the 8.50% Trust Preferred Securities and have a stated maturity of 30 years. In addition, Bancorp contributed $1.7 million to Bancorp Capital II in exchange for Bancorp Capital II's Common Securities and such proceeds were also invested in an identical principal amount of Junior
Subordinated Debentures. Bancorp Capital II's sole asset is $57.1 million in aggregate principal amount of 8.50% Junior Subordinated Debentures. Holders of Bancorp Capital II's Trust Preferred Securities and the Trust Common Securities are entitled to receive a cumulative cash distribution at a fixed 8.50% rate of the $25 liquidation amount of each security and the Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Trust Common Securities held by Bancorp. The Trust Preferred Securities are considered debt for financial accounting and tax purposes. The net proceeds from this Trust Preferred Securities offering after underwriting discounts and expenses were approximately $53.5 million.

In March 1997, Bancorp formed Bancorp Capital Trust I ("Bancorp Capital"). Bancorp Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities and investing the proceeds thereof in Bancorp Junior Subordinated Debentures. In April 1997, Bancorp Capital issued 2.99 million shares of Trust Preferred Securities at a price of $25 per share. The gross proceeds from the offering of $74.75 million were invested in identical principal amount of our 9.50% Junior Subordinated Debentures which bear interest at the same rate as the Trust Preferred
Securities and have a stated maturity of 30 years. In addition, Bancorp contributed $2.3 million to Bancorp Capital in exchange for Bancorp Capital's Common Securities (the "Common Securities") and such proceeds were also invested in an identical principal amount of Junior Subordinated Debentures. Bancorp Capital's sole asset is $77.1 million in aggregate principal amount of 9 1/2% Junior Subordinated Debentures. Holders of Trust Preferred Securities and the Trust Common Securities are entitled to receive a cumulative cash distribution at a fixed 9.50% rate of the $25 liquidation amount of each Security and the Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Trust Common Securities held by Bancorp. The Trust Preferred Securities are considered debt for financial accounting and tax purposes.

On November 25, 1997, Bancorp issued $100.0 million of 5 5/8% Debentures maturing on December 1, 2007. The 5 5/8% Debentures are convertible at an exercise price of $11.25 per share into Bancorp's Class A common stock. The 5 5/8% Debentures are redeemable at Bancorp's option, in whole or in part, at fixed redemption prices. The outstanding balance of Bancorp's 5 5/8% Debentures at December 31, 2001 was $46.1 million.

Bancorp's currently outstanding 9% Subordinated Debentures provide that Bancorp cannot declare or pay dividends on, or purchase, redeem or acquire for value Bancorp's capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration or purchase, redemption, payment or distribution, Bancorp retains cash, cash equivalents or marketable securities sufficient to cover the two consecutive semi-annual interest payments that will be next due and payable. Bancorp is in compliance with this requirement.

In connection with Bancorp's acquisition of Ryan Beck in June 1998, Bancorp established a retention pool covering certain key officers of Ryan Beck, under which 785,866 shares of Bancorp restricted Class A Common Stock were issued to key employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares vest four years from the date of acquisition and are treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc., Deferred Compensation Plan ("Plan"). The purpose of the plan was to provide employees of Ryan Beck with a cash-based deferred compensation plan in exchange for their interest in the restricted Class A Common Stock issued upon the establishment of the retention pool. On March 1, 2000, 749,533 shares of Bancorp Class A restricted Common Stock out of the 755,474 shares outstanding under the retention pool were retired in exchange for the establishment of interests in the new plan in the aggregate amount of $7.8 million. Bancorp may at their option terminate the Plan at any time without the consent of the participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). The participant's account will be settled by Bancorp in cash on the vesting date (June 28, 2002) except that Bancorp can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If Bancorp elects to exercise its rights to defer 50% of the cash payment, Bancorp will issue a note bearing interest at prime plus 1% for the deferred portion of the payment.

On October 1, 2001, BankAtlantic transferred its direct ownership in Levitt Companies to Bancorp. There is no assurance that periodic sales of properties from real estate investments will be sufficient to fund operating expenses as incurred in future years. To the extent real estate sales are not adequate to cover operating expenses as incurred, it may be necessary to fund an operating deficit from other sources. While Bancorp is not obligated to repay any third party debt of Levitt Companies under any circumstances, Bancorp has a significant investment in Levitt Companies and BankAtlantic has loans to Levitt Companies and Levitt Companies' joint ventures. Levitt Companies borrowed $15 million from an unaffiliated financial institutuion to finance the purchase of Levitt and Sons. The obligation is secured by the stock of Levitt and Sons and contains covenants in the loan agreement that prohibit the payment of dividends or other advances by Levitt Companies to Bancorp. There is currently $12.4 million outstanding on this loan. The loan bears interest at the prime plus 50 basis points and is scheduled to have an outstanding balance of $4.9 million at the September 1, 2005 maturity date.

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

Total commitments to originate and purchase loans and mortgage-backed securities, excluding the undisbursed portion of loans in process, were approximately $268.5 million, $143.8 million and $217.2 million at December 31, 2001, 2000 and 1999, respectively. BankAtlantic also entered into a 5 year forward commitment to purchase the remaining balance of an identified portfolio of government agency securities in March 2005. The original principal balance of the portfolio was $225 million and the outstanding principal balance at December 31, 2001 was $110.8 million. The portfolio is estimated to paydown to $14.9 million during the 5 year commitment period. BankAtlantic has historically funded its commitments out of loan repayments, deposit growth, and short and intermediate term borrowings. At December 31, 2001, loan commitments were approximately 9.7% of loans receivable, net.

BankAtlantic's primary sources of funds have been deposits, principal repayments of loans and tax certificates; securities available for sale; maturities of securities held to maturity; proceeds from the sale of loans and investment securities; sales of branch facilities, proceeds from securities sold under agreements to repurchase; advances from FHLB; operations; other borrowings; and capital contributions from Bancorp. These funds were primarily utilized to fund loan disbursements and purchases, repayments of securities sold under agreements to repurchase, maturities of advances from FHLB, purchases of tax certificates and payments of maturing certificates of deposit and payment of dividend to Bancorp. The FHLB has granted BankAtlantic a $1.4 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on all of BankAtlantic's residential mortgage loans and certain commercial real estate loans. BankAtlantic has established for up to $110 million lines of credit with other banks to purchase federal funds and has established a $161.1 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed. See Note 8 to the Consolidated Financial Statements for further details on lines of credit.

A significant source of Bancorp's liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of Bancorp's loan portfolio, securities available for sale and mortgage-backed securities held to maturity at December 31, 2001. The total amount of principal repayments on loans and securities contractually due after December 31, 2002 was $3.5 billion, of which $1.0 billion have fixed interest rates and $2.5 billion have floating or adjustable interest rates. Actual principal repayments may differ from the information shown below.

                                 Principal
                                  Balance
                                Outstanding                            Schedule of Principal repayments
                                    On          ------------------------------------------------------------------------------
                                December 31,                        For the Period Ending December 31, (1)
                                ----------      ------------------------------------------------------------------------------
(in thousands)                      2001          2002       2003-2004     2005-2009     2010-2014     2015-2019       >2020
                                ----------      --------      --------      --------      --------      --------      --------
Commercial real estate          $  565,202      $169,584      $206,416      $123,132      $ 37,689      $ 23,730      $  4,651
Residential real estate          1,116,532           576        24,219        24,703        54,068       198,360       814,606
Real estate construction         1,122,628       511,436       489,065       122,127            --            --            --
Consumer (2)                       217,742         9,009        25,416        17,013        46,975       119,131           198
Commercial business (4)            232,350       142,225        54,114        35,133           505           373            --
                                ----------      --------      --------      --------      --------      --------      --------
  Total loans                   $3,254,454      $832,830      $799,230      $322,108      $139,237      $341,594      $819,455
                                ==========      ========      ========      ========      ========      ========      ========
Total securities available
  for sale (3)                  $  843,867      $ 29,053      $     68      $ 13,331      $249,472      $ 24,006      $527,937
                                ==========      ========      ========      ========      ========      ========      ========
Total mortgage-backed
  securities held to
  maturity                      $  264,433      $     --      $     --      $     --      $     --      $     --      $264,433
                                ==========      ========      ========      ========      ========      ========      ========

(1) Does not include banker's acceptances, deductions for undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.
(2)  Includes second mortgage loans.
(3) Includes in 2001 marketable equity securities available for sale of $23.2 million.
(4)  Includes due from foreign banks and lease financing.

Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2001 were (in thousands):

                                             Commercial     Real Estate
                                              Business      Construction        Total
                                             ----------     ------------     ----------
One year or less                             $  172,826      $  764,093      $  936,919
Over one year, but less than five years          55,626         348,262         403,888
Over five years                                   3,898          10,273          14,171
                                             ----------      ----------      ----------
                                             $  232,350      $1,122,628      $1,354,978
                                             ==========      ==========      ==========
Due After One Year:
Pre-determined interest rate                 $   59,524      $   27,569      $   87,093
Floating or adjustable interest rate                 --         330,966         330,966
                                             ----------      ----------      ----------
                                             $   59,524      $  358,535      $  418,059
                                             ==========      ==========      ==========

Loan Concentration - BankAtlantic's geographic loan concentration at December 31, 2001 was:

                               Florida       54%
                               California     6%
                               Northeast      9%
                               Other         31%
                                          ------
                                 Total      100%
                                          ======

The loan concentration for BankAtlantic's originated portfolio is primarily in Florida where economic conditions have generally remained stable during the three years ended December 31, 2001. The concentration in California, the Northeast, and other locations primarily relates to purchased wholesale residential real estate loans.

A summary of the Company's consolidated cash flows follows (in thousands):

                                             For the Year Ended December 31,
                                         --------------------------------------
                                            2001           2000           1999
                                         --------       ---------       -------
Net cash provided (used) by:
 Operating activities                    $ 79,191       $ 106,982       $ 2,176
  Investing activities                     (6,113)       (461,344)       (8,135)
  Financing activities                    (37,148)        351,043         4,981
                                         --------       ---------       -------
Increase (decrease) in cash and cash
 equivalents and due from banks          $ 35,930       $  (3,319)      $  (978)
                                         ========       =========       =======

Cash flows from operating activities decreased during 2001 compared to 2000 due primarily to declines in loan sales , provision for credit losses and additional investments in real estate. The above declines in cash flows were partially offset by a substantial increase in earnings and other liabilities, as well as a decrease in accrued interest receivable.

Cash used by investing activities decreased during 2001 compared to 2000 resulting primarily from lower purchases and originations of loans and leases and a significant increase in sales and maturities of securities available for sale and investment securities. These increases in cash flows from investing activities were partially offset by higher purchases of securities.

Cash used by financing activities declined during 2001 compared to 2000 resulting primarily from decreases in short term borrowings, deposits and notes payable. The decreases were partially offset by proceeds from the issuance of Bancorp common stock.

Commencing in 2000, Bancorp was consolidated into BFC's financial statements, therefore the 1999 cash flow activities represents BFC's amounts, without consideration of Bancorp consolidated amounts.

A summary of BFC's cash flow without consideration of Bancorp is as follows (in thousands):

                                              For the Year Ended December 31,
                                           ------------------------------------
                                             2001          2000           1999
                                           -------       --------       -------
Net cash provided (used) by:
 Operating activities                      $(1,441)      $  4,088       $ 2,176
  Investing activities                        (144)       (10,753)       (8,135)
  Financing activities                       4,003          7,035         4,981
                                           -------       --------       -------
Increase (decrease) in cash and cash
 equivalents and due from banks            $ 2,418       $    370       $  (978)
                                           =======       ========       =======

Cash flows from operating activities decreased during 2001 compared to 2000 primarily due to decreases in other assets. Cash used in investing activities decrease during 2001 compared to 2000 primarily due to decreases in purchase of securities for the venture partnerships. Cash provided by financing activities decreased during 2001 compared to 2000 primarily due to decreases in venture partnerships minority interest.

Contractual Obligations and Commercial Commitments

The tables below summarizes Bancorp's contractual obligations and commercial commitments at December 31, 2001 (in thousands).

                                                             Payments Due by Period
                                        ---------------------------------------------------------------
                                                        Less
           Contractual                                 Than 1         1-3           4-5         After 5
           Obligations                    Total         Year         Years         Years         Years
----------------------------------      --------      --------      -------      --------      --------
Long-Term Debt                          $206,178      $ 26,919      $19,213      $ 34,386      $125,660
Operating Lease Obligations               27,842         7,381       11,312         4,938         4,211
                                        --------      --------      -------      --------      --------
Total Contractual Cash Obligations      $234,020      $ 34,300      $30,525      $ 39,324      $129,871
                                        ========      ========      =======      ========      ========

                                                   Amount of Commitment Expiration Per Period
                                        ---------------------------------------------------------------
                                         Total          Less
        Other Commercial                Amounts        Than 1         1-3           4-5         After 5
           Commitments                 Committed        Year         Years         Years         Years
----------------------------------      --------      --------      -------      --------      --------
Lines of Credit                         $303,849      $107,300      $59,074      $     --      $137,475
Standby Letters of Credit                 30,509        30,509           --            --            --
Other Commercial Commitments             208,147       208,147           --            --            --
Other Commitments                        171,146        60,394           --       110,752
                                        --------      --------      -------      --------      --------
Total Commercial Commitments            $713,651      $406,350      $59,074      $110,752      $137,475
                                        ========      ========      =======      ========      ========

Related Party Transactions

During 1998, Levitt Companies entered into an agreement with the Abdo Companies, a company in which John E. Abdo, Vice Chairman of Bancorp and the Company, is the principal shareholder and CEO, whereby the Abdo Companies receive monthly management fees from Levitt Companies. Abdo Companies management fees for the years ended December 31, 2001 and 2000 were approximately $291,000 and $475,000, respectively. The Abdo Group received approximately $2.6 million in 2000 from the Company for their real estate sales profit participation under a 1994 arrangement.

During the years ended December 31, 2001, 2000 and 1999, the Company received compensation for administrative and accounting services to affiliated limited partnerships of approximately $44,000, $42,000 and $50,000.

During 1999 and 2000, the Company (without consideration of Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company's interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, therefore, they are consolidated in these financial statements. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $5.1 million of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $4.4 million in the Partnership. The Company and the general partners retained ownership interests of approximately $1.8 million. Additionally, during 2001, approximately $895,000 of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $1.3 million in the partnerships. The Company and the general partners retained ownership interests of approximately $3.8 million increasing the Company's total investment in these partnerships to $5.6 million. Of the $1.3 million, Alan Levan and Jack Abdo each borrowed $500,000 from the Company on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company each borrowed $50,000 on a non-recourse basis to make their investments. Such amounts were still outstanding at the end of the year, bear interest at the prime rate plus 1% and are payable interest only annually with the entire balance due in February 2006. After the limited partners receive a specified return from the partnerships, the general partners are entitled to receive 20% of all cash distributions from the partnerships. The general partners are limited liability companies of which the members are: John E. Abdo - 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0%; John E. Abdo, Jr. - 17.5% and BFC Financial Corporation - 57.5%. Losses net of minority interests for the year ended December 31, 2001 were $881,000. At December 31, 2001, the Company's net investment in these partnerships was $4.7 million.

During 1999, BFC Financial Corporation entered into an agreement with John E. Abdo, Jr., son of John E. Abdo, Pursuant to the agreement, the Company will pay to John E. Abdo, Jr. an amount equal to 1% of the amount of the Company's investment in identifies venture capital investments for the Company and will grant him a profit participation of 3 1/2% of the net profit realized by the Company through his interest in the general partner of the technology venture partnership that receives the identified investment. Additionally, the Company pays him an expense allowance of $300 per month. During 2001, the Company paid John E. Abdo, Jr. expense allowances of $3,600 pursuant to the agreement.

One of the technology limited partnerships and Bancorp are investors in Seisint, Inc., a privately held technology company located in Boca Raton, Florida ("Seisint"). Seisint owns 748,000 shares of Bancorp's Class A Common Stock. The technology limited partnership has a $2 million investment in 219,300 shares and Bancorp has a $15 million investment in 3,033,386 shares of Seisint Common Stock included in investment securities in the Company's Statement of Financial Condition. Both Alan B. Levan and John E. Abdo were directors of Seisint and each own direct and indirect interests in an aggregate of 216,517 shares of Seisint Common Stock. The shares owned by the Bancorp, Mr. Levan and Mr. Abdo were acquired in October 1999 at a price of $4.95. The shares acquired by the technology limited partnership were acquired in October 2000 at a price of $9.12. At December 31, 2001, the carrying value of this investment by the technology limited partnership had been written down to $4.95 per share. Bancorp and its affiliates collectively own approximately 7% of Seisint's outstanding Common Stock. During 2001, Mr. Levan and Mr. Abdo resigned from Seisint's Board of Directors and initiated a lawsuit on behalf of the Company and others against the founder of Seisint personally regarding his role in Seisint. Seisint is not a party to the lawsuit. Seisint also serves as an Application Service Provider ("ASP") for the Company for one customer service information technology application. This ASP relationship is in the ordinary course of business, and fees aggregating $169,377 and $368,000 were paid to Seisint for its services during the years ended December 31, 2001 and 2000, respectively.

Certain officers of Levitt Companies have minority ownership interests in joint venture partnerships in which Levitt Companies is also a limited or general partner.

Certain of the Company's affiliates, including its executive officers have independently made investments with their own funds in both public and private entities in which the Company holds investments.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of the Company's financial statements which also involve estimates and judgments about inherently uncertain matters. We have identified five accounting policies that management views as critical to the portrayal of our financial condition and results of operations. The five accounting policies are: (i) allowance for loan and lease losses, (ii) valuation of securities and derivative instruments, (iii) other than temporary declines in fair value, (iv) impairment of long lived assets and (v) real estate held for development and sale and joint venture activities.

Allowance For Loan And Lease Losses

Monthly detailed reviews of the loan and lease portfolios are performed in an effort to identify inherent risks, assess the overall collectibility of those portfolios and to establish the allowance for loan and lease losses. These ongoing reviews are performed by a credit review group that is independent of loan origination activities. The first component of the allowance is for non-homogenous loans that are individually evaluated for impairment. A non-homogenous loan is deemed impaired when collection of principal and interest based on the contractual terms of the loan is not likely to occur. These are high balance loans that management considers to be high risk. The process for identifying loans to be evaluated individually for impairment is based on management identification of classified loans. Classified loans are identified by Bancorp based upon established criteria and represent loans of lesser quality than the general portfolio. These classifications are "special mention", "substandard", "doubtful" or "loss". The special mention category applies to loans not warranting classification as substandard but possessing credit deficiencies or potential weaknesses necessitating management's close attention. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that such weaknesses make collection of the loan or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable or improbable. Loss loans are charged-off. All non-homogenous classified loans are evaluated for impairment. Once an individual loan is found to be impaired, a specific valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. An observable market price of an impaired loan is the best indication of its fair value. The majority of Bancorp's impaired loans do not have an observable market price and are valued based on the other two methods. Loans that are collateral dependent are valued at the fair value of the collateral less the cost to dispose of the collateral . Unsecured loans are fair valued based on the present value of expected future cash flows. These valuations require estimates and subjective judgments about fair values of the collateral or expected future cash flows. It is likely that there would be materially different results if different assumptions or conditions were to prevail. This would include updated information that came to management's attention about the loans or a change in the current economic environment.

The second component of the allowance is for homogenous loans in which groups of loans with common characteristics are evaluated for impairment. Homogenous loans and leases have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. Management segregates homogenous loans into groups such as: residential real estate; small business mortgage; small business non-mortgage; lease financing, and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of the current economic environment, trends in industries, analysis of historical losses, static pool analysis, delinquency trends, classified loan grades and credit scores. Based on statistical data management assigns loss percentages to groups of loans by product type and classified loan grades. Loans that are not classified are also assigned a loss percentage based on historical loss experiences for the specific loan category.

The above two components are the assigned portion of the allowance for loan and lease losses. The remaining component of the allowance is the unassigned component determined separately from the procedures outlined above. This component addresses certain industry and geographic concentrations, including economic conditions, in an attempt to address the imprecision inherent in the estimation of the assigned allowance for loan and lease losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance, the relationship of the unassigned component to the total allowance may fluctuate from period to period.

Management evaluates the adequacy of the allowance for loan and lease losses based on the combined total of the assigned and unassigned components and believes that the allowance for loan and leases losses reflects management's best estimate of incurred credit losses as of the balance sheet date. As of December 31, 2001 the allowance for loan losses was $45.7 million. See "Provision for Loan Losses" for a discussion on the amounts of allowance assigned to each loan product and the amount of the unassigned allowance. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which loans are held. These uncertainties are beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require Bancorp to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.

Valuation Of Securities, Trading Activities And Derivative Instruments

Securities available for sale, trading activities and derivative instruments are recorded in the statement of financial condition at fair value Three methods for valuation are used: i) obtaining prices actively quoted on national markets, using a price matrix and (ii) applying a management valuation model .

The following table provides the sources of fair value for our securities available for sale, trading activities and derivative instruments at December 31, 2001 (in thousands).

                                         National
                                        Market price      Price      Valuation
                                          Quotes         Matrix        Model          Total
                                        ------------    --------     ---------      ---------
Securities available for sale
  Mortgage-backed securities             $     --       $814,591      $    --       $ 814,591
  U.S. treasury notes                          --          5,819           --           5,819
  Other bonds                                  --            262           --             262
  Equity securities                        38,811             --           --          38,811
                                         --------       --------      -------       ---------
Total securities available for sale        38,811        820,672           --         859,483
                                         --------       --------      -------       ---------
Trading activities
  Trading securities                       68,296             --           --          68,296
  Securities sold not yet purchased       (38,431)            --           --         (38,431)
                                         --------       --------      -------       ---------
Total trading activities                   29,865             --           --          29,865
                                         --------       --------      -------       ---------
Derivative instrument
Interest rate swap contracts                   --             --       (1,829)         (1,829)
                                         --------       --------      -------       ---------
Total                                    $ 68,676       $820,672      $(1,829)      $ 887,519
                                         ========       ========      =======       =========

Equity securities available for sale trade daily on various stock exchanges. The fair value of these securities in our statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The number of shares owned in some of these equity securities is in excess of the securities average daily trading volume. As a consequence it may not be possible to realize the quoted market price upon sale. Our equity securities available for sale are adjusted to fair value monthly with a corresponding increase or decrease to other comprehensive income.

A third party service provides a price matrix fair value of debt securities available for sale. The pricing matrix computes a fair value of debt securities based on inputting the securities' coupon rate, maturity date and estimates of future prepayment rates. The valuations obtained from the pricing matrix are not actual transactions and will not be the actual amount realized upon sale. It is likely that results would vary materially if different interest rate and prepayment assumptions were used in the valuation. Debt securities available for sale are adjusted to fair value monthly with a corresponding increase or decrease to other comprehensive income.

Interest rate swap contracts are valued against the swap curve obtained from a financial information provider. Future value estimated cash flows are present valued against intervals of time on the swap curve in order to calculate the estimated fair value at period end. Changes in the fair value of derivatives designated as part of a hedge transaction are recorded each period in current earnings for fair value hedges or other comprehensive income for cash flow hedges. The fair value of interest rate swap contracts may significantly increase or decrease based on changes in interest rates. Interest rate swap contracts are originated in conjunction with a hedge strategy in order to attempt to reduce interest rate risk.

The fair value of trading securities and securities sold but not yet purchased are listed on national market exchanges and have quoted market values. The fair value of these securities are highly sensitive to changes in the interest rate environment and economic conditions.

Other Than Temporary Declines In Value Of Investment Securities

Declines in the fair value of individual equity securities available for sale or equity investments in private companies below their cost that are other than temporary result in write-downs of the individual securities to their fair value with a corresponding charge in our statement of operations. Equity securities available for sale are recorded in our financial statement at fair value with a corresponding increase or decrease in comprehensive income. Other than temporary declines in the value of equity securities available for sale are based on the length of time that the market value of the security was at least 20% below its cost, the financial condition and near term prospects of the issuer and the likelihood of the market value of the security increasing in the foreseeable future.

Equity investments in private companies are recorded in our financial statements at historical cost. These securities are considered speculative investments. Investments in these companies are evaluated for other than temporary declines in value based on their performance compared to initial business plans, future cash flow projections, success of subsequent fund raising and current financial condition. These evaluations are subjective and management attempts to consider all available evidence to evaluate an other than temporary write down of these securities including financial statements, industry statistics and near term prospects of the companies. Due to the subjectivity of our evaluations and due to the uncertainty of future events, including economic conditions, the realizable value is highly uncertain and may differ substantially from our evaluations. We have $25.1 million of equity investments in private companies at December 31, 2001. Many of these companies are in the development stage. As a consequence, the realization of our investment is dependent upon each company's ability to successfully implement its respective business plan and to obtain future funding if required and achieve market acceptance of its products.

Impairment of Long Lived Assets

Long-lived assets and cost over fair value of net assets acquired ("goodwill") are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is not deemed to be recoverable if it is greater than the sum of the undiscounted cash flows expected from the asset. An impairment loss is the amount by which the carrying value exceeds the asset's fair value. In performing a review for recoverability, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The estimates of future cash flows are subjective and involve a significant amount of judgment. Fair values are not available for many of our long-lived assets and estimates must be based on available information, including prices of similar assets and present value valuation techniques. Based on the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 we are required to evaluate goodwill for impairment by comparing the carrying value of each reporting unit to the fair value of the reporting unit instead of comparing undiscounted estimated cash flows to the carrying amount of the asset. This change in accounting policy may result in an impairment loss associated with our existing goodwill. The impairment loss, if any, will be recognized as the cumulative effect of a change in accounting principle in our statement of operations. We are currently evaluating our goodwill under the new accounting policy for impairment and we are not yet able to estimate the impact, if any, that Statement No. 142 may have on our existing goodwill.

Real Estate Held For Development And Sale And Joint Venture Activities

Our real estate development activities includes land, acquisition costs, land development costs, and other construction costs and are accounted for at the lower of accumulated cost or estimated fair value in our financial statements. Start-up costs, construction overhead and selling expenses are expensed as incurred. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The allocation of common costs to homes is based on actual costs incurred plus estimated costs to complete. These estimated costs are subjective and may change based on future market conditions. The estimated fair value of real estate is evaluated annually based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation attempts to take into consideration the current status of the property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value including management's plans for the property. Due to the large acreage of land holdings, disposition in the normal course of business is expected to extend over a number of years. Uncertainties associated with the economy, interest rates and the real estate market in general may significantly change the valuation of our real estate investments. Bancorp accounts for its joint venture partnership interests in which Bancorp has a 50% or less ownership interest using the equity method of accounting. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the share of the joint venture's earnings or losses.

Joint venture investments are evaluated annually for other than temporary losses in value. Evidence of other than temporary losses includes the inability of the joint venture to sustain an earnings capacity which would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions.

At December 31, 2001, the balance of real estate held for development and sale and joint venture activities was $183.2 million.

The real estate industry is highly cyclical by nature and future market conditions are uncertain. Factors which adversely affect the real estate and home building industries include: a surplus of available real estate offerings in the market or decreases in demand; over-building; an unfavorable interest rate environment; changes in general economic conditions; a scarcity of land available for development which can be obtained at prices that are viable from a business perspective; and significant volatility and fluctuations in underlying real estate values. We are susceptible to downturns in the South Florida real estate market since the majority of our developments are located in South Florida. Additionally, our periodic sales of properties may be insufficient to ensure that revenues are generated as expenses are incurred. Further, if sales are not adequate to cover operating expenses as incurred, it may be necessary to seek a source of additional operating funds and this may have a negative impact on our earnings.

Dividends

BFC has not paid any dividends since its inception. As stated above, a source of BFC's liquidity is dividends from Bancorp. While there is no assurance that Bancorp will pay dividends in the future, Bancorp management has stated that it intends to pay regular quarterly cash dividends on its common stock. The availability of funds for dividend payments depends upon BankAtlantic's ability to pay dividends to Bancorp. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels, retained net income and net income. See "Regulation and Supervision - Restriction on Dividends and Other Capital Distributions."

Bancorp's outstanding 9% Debentures imposes restrictions on Bancorp's ability to pay dividends to its common shareholders. See Note 10 to the consolidated financial statements for further details on dividend restrictions related to Debenture Indentures.

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

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
               ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report

Financial Statements:

     Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

     Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2001

     Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2001

     Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2001

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
BFC Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of BFC Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BFC Financial Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.



                                                       KPMG LLP

Fort Lauderdale, Florida
January 29, 2002
(except for Note 25, as to which the date is March 22, 2002)

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                           December 31, 2001 and 2000
                        (In thousands, except share data)

                                                                            2001         2000
                                                                         ----------   ----------
                                     ASSETS
Cash and due from depository institutions                                $  124,383   $   87,025
Federal Funds sold and securities purchased under resell agreements             156        1,584
Investment securities and tax certificates (approximate fair value:
    $434,470 and $387,971)                                                  428,718      383,619
Loans receivable, net                                                     2,776,624    2,855,015
Securities available for sale, at fair value                                859,483      887,946
Trading securities, at fair value                                            68,296       43,557
Accrued interest receivable                                                  33,787       44,046
Real estate held for development and sale and joint ventures                183,163      153,380
Office properties and equipment, net                                         61,786       59,961
Federal Home Loan Bank stock, at cost which approximates fair value          56,428       51,940
Deferred tax asset, net                                                          --        4,345
Cost over fair value of net assets acquired, net                             39,859       49,882
Other assets                                                                 32,676       32,654
                                                                         ----------   ----------
      Total assets                                                       $4,665,359   $4,654,954
                                                                         ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                 $2,276,567   $2,234,485
Advances from FHLB                                                        1,106,030    1,038,801
Federal Funds purchased                                                      61,000        9,700
Securities sold under agreements to repurchase                              406,070      659,502
Subordinated debentures, notes and bonds payable                            145,484      238,330
Guaranteed preferred beneficial interests in Bancorp's Junior
  Subordinated Debentures                                                    74,750       74,750
Deferred tax liability, net                                                   3,916           --
Other liabilities                                                           168,950      132,523
                                                                         ----------   ----------
  Total liabilities                                                       4,242,767    4,388,091
                                                                         ----------   ----------

Minority interest                                                           348,420      194,248

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                 --           --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 6,461,994 in 2001 and 6,454,494 in 2000                 58           58
Class B common stock, of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 2,366,157 in 2001 and 2,354,904 in 2000                 21           21
Additional paid-in capital                                                   24,206       25,788
Retained earnings                                                            47,195       41,721
                                                                         ----------   ----------
  Total stockholders' equity before
    accumulated other comprehensive income                                   71,480       67,588
Accumulated other comprehensive income                                        2,692        5,027
                                                                         ----------   ----------
  Total stockholders' equity                                                 74,172       72,615
                                                                         ----------   ----------

 Total liabilities and stockholders' equity                              $4,665,359   $4,654,954
                                                                         ==========   ==========


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
       For each of the years in three year period ended December 31, 2001
                     (In thousands, except per share data)

Interest income:                                                              2001         2000         1999
                                                                           ---------    ---------    ---------
Interest and fees on loans and leases                                      $ 237,304    $ 247,132    $   1,284
Interest and dividends on securities available for sale                       52,956       51,053          245
Interest and dividends on other investments and trading securities            35,741       30,711           --
                                                                           ---------    ---------    ---------
  Total interest income                                                      326,001      328,896        1,529
                                                                           ---------    ---------    ---------
Interest expense:
Interest on deposits                                                          85,668       91,723           --
Interest on advances from FHLB                                                60,472       61,331           --
Interest on securities sold under agreements to repurchase and
  federal funds purchased                                                     24,270       34,617           --
Interest on subordinated debentures, guaranteed preferred interest in
  Bancorp's Junior Subordinated Debentures and notes and bonds payable        24,177       30,222        1,613
Capitalized interest on real estate developments and joint ventures           (5,749)      (6,487)          --
                                                                           ---------    ---------    ---------
  Total interest expense                                                     188,838      211,406        1,613
                                                                           ---------    ---------    ---------
Net interest income (expense)                                                137,163      117,490          (84)
Provision for loan losses                                                     16,905       29,132          300
                                                                           ---------    ---------    ---------
Net interest income (expense) after provision for loan losses                120,258       88,358         (384)
                                                                           ---------    ---------    ---------
Non-interest income:
Investment banking income                                                     43,436       51,101           --
Gains on sales of real estate held for sale and joint venture activities      37,928       24,725        1,391
Transaction fees                                                              16,372       13,666           --
ATM fees                                                                      10,507       10,881           --
Loan late fees and other loan income                                           4,224        4,144           --
Gains (losses) on sales of loans held for sale, net                               60         (528)          --
Losses on trading securities and securities available for sale, net             (781)      (2,329)          --
Equity in earnings of Bancorp                                                     --           --       10,501
Other                                                                          9,622       12,597        2,218
                                                                           ---------    ---------    ---------
  Total non-interest income                                                  121,368      114,257       14,110
                                                                           ---------    ---------    ---------
Non-interest expense:
Employee compensation and benefits                                            97,000       92,316        1,264
Occupancy and equipment                                                       28,576       27,302           53
Advertising and promotion                                                      7,897        8,219           --
Amortization of cost over fair value of net assets acquired                    4,073        4,081           --
Impairment of cost over fair value of net assets acquired                      6,624           --           --
Restructuring charge and impairment write-downs                                  331        2,656           --
Other                                                                         48,761       45,006          975
                                                                           ---------    ---------    ---------
  Total non-interest expense                                                 193,262      179,580        2,292
                                                                           ---------    ---------    ---------
Income before income taxes, minority interest,
   discontinued operations, extraordinary items
   and cumulative effect of a change in accounting principle                  48,364       23,035       11,434
Provision for income taxes                                                    25,396       13,362        4,183
Minority interest in income of consolidated subsidiaries                      18,379       14,655           --
                                                                           ---------    ---------    ---------
Income (loss) before discontinued operations, extraordinary items
  and cumulative effect of a change in accounting principle                    4,589       (4,982)       7,251
Income from discontinued operations, net of taxes                                 --          669           --
(Loss) income from extraordinary items, net of taxes                            (253)       7,948          175
Cumulative effect of a change in accounting principle, net of taxes            1,138           --           --
                                                                           ---------    ---------    ---------
Net income                                                                 $   5,474    $   3,635    $   7,426
                                                                           =========    =========    =========

                                                                                                    (continued)

          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
     For each of the years in the three year period ended December 31, 2001
                     (In thousands, except per share data)

                                                                       2001         2000         1999
                                                                    ---------    ---------    ---------
Earnings per share:
Basic earnings (loss) per share before discontinued operations, extraordinary items and cumulative effect of
  a change in accounting principle                                  $    0.58    $   (0.63)   $    0.91
Basic earnings per share from discontinued operations                      --         0.09           --
Basic (loss) earnings per share from extraordinary items                (0.03)        1.00         0.02
Basic earnings per share from cumulative effect of a change
  in accounting principle                                                0.14           --           --
                                                                    ---------    ---------    ---------
Basic earnings per share                                            $    0.69    $    0.46    $    0.93
                                                                    =========    =========    =========

Diluted earnings (loss) per share before discontinued operations, extraordinary items and cumulative effect of
  a change in accounting principle                                  $    0.52    $   (0.58)   $    0.82
Diluted earnings per share from discontinued operations                    --         0.08           --
Diluted (loss) earnings per share from extraordinary items              (0.03)        0.93         0.02
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                                0.13           --           --
                                                                    ---------    ---------    ---------
Diluted earnings per share                                          $    0.62    $    0.43    $    0.84
                                                                    =========    =========    =========

Basic weighted average number of common shares outstanding              7,957        7,957        7,957

Diluted weighted average number of common and common
  equivalent shares outstanding                                         8,773        8,521        8,818

          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
     For each of the years in the three year period ended December 31, 2001
                                 (in thousands)

                                                                                             Accumulated
                                                                                                Other
                                                                                               Compre-
                                      Compre-    Class A     Class B   Additional              hensive
                                      hensive    Common      Common     Paid-in    Retained    Income
                                      income     Stock       Stock      Capital    Earnings     (loss)     Total
                                     --------   --------    --------   ----------  --------  -----------   --------
Balance, December  31, 1998                           58          21      26,095     30,660         797      57,631
 Net income                          $  7,426         --          --          --      7,426          --       7,426
                                     --------
 Other comprehensive income,
   net of tax:
   Unrealized losses on securities
    available for sale                 (5,663)
    Reclassification adjustment
     for gains  included
     in net income                       (224)
                                     --------
 Other comprehensive loss              (5,887)
                                     --------
Comprehensive income                 $  1,539
                                     ========
Net effect of Bancorp capital
 transactions, net
 of income taxes                                      --          --        (205)        --          --        (205)
Net change in unrealized
 appreciation  on securities
 available for sale, net of
  income taxes                                        --          --          --         --      (5,887)     (5,887)
                                                --------    --------   ---------   --------    --------    --------
Balance, December 31, 1999                      $     58          21      25,890     38,086      (5,090)     58,965
 Net income                          $  3,635          --         --          --      3,635          --       3,635
                                     --------
 Other comprehensive income,
   net of tax:
   Unrealized gains on securities
    available for sale                 10,527
    Reclassification adjustment
     for gains  included
     in net income                       (410)
                                     --------
 Other comprehensive income            10,117
                                     --------
Comprehensive income                 $ 13,752
                                     ========
Net effect of Bancorp capital
 transactions, net
 of income taxes                                      --          --        (102)        --          --        (102)
Net change in unrealized
 appreciation  on securities
 available for sale, net of
  income taxes                                        --          --          --         --      10,117      10,117
                                                --------    --------   ---------   --------    --------    --------
Balance, December 31, 2000                      $     58          21      25,788     41,721       5,027      72,615
                                                ========    ========   =========   ========    ========    ========

                                                                                                         (continued)

                   BFC Financial Corporation and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
     For each of the years in the three year period ended December 31, 2001
                                 (in thousands)

                                                                                                      Accumulated
                                                                                                        Other
                                                                                                        Compre-
                                    Compre-       Class A       Class B     Additional                  hensive
                                    hensive       Common        Common       Paid-in      Retained       Income
                                    income         Stock         Stock       Capital      Earnings       (loss)        Total
                                   ----------   -----------   ----------   -----------   ----------   -----------   -----------
Balance, December 31, 2000         $                     58           21        25,788        41,721        5,027        72,615
 Net income                        $    5,474            --           --            --         5,474           --         5,474
                                   ----------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                 (1,570)
   Accumulated losses associated
     with cash flow hedges               (319)
    Reclassification adjustment
     for cash flow hedges                 129
    Reclassification adjustment
     for net gain included in
     net income                          (575)
                                   ----------
 Other comprehensive loss              (2,335)
                                   ----------
Comprehensive income               $    3,139
                                   ==========
Net effect of Bancorp capital
 transactions, net
 of income taxes                                         --            --       (1,636)           --           --        (1,636)
Net change in other
 comprehensive income, net
 of income taxes                                         --            --           --            --       (2,335)       (2,335)
Exercise of stock options                                --            --           54            --           --            54
                                                 ----------   ----------    ----------    ----------   ----------    ----------
Balance, December 31, 2001                       $       58            21       24,206        47,195        2,692        74,172
                                                 ==========   ==========    ==========    ==========   ==========    ==========

The components of other comprehensive income relate to the net unrealized appreciation on securities available for sale, net of income taxes and the Company's proportionate share of non wholly-owned subsidiaries' net unrealized appreciation on securities available for sale, net of income taxes and accumulated losses associated with cash flow hedges, net of income taxes.

          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For each of the years in the three year period ended December 31, 2001
                                 (In thousands)

                                                                         2001         2000         1999
                                                                      ---------    ---------    ---------
Operating activities:
Income (loss) before discontinued operations, extraordinary items
   and cumulative effect of a change in accounting principle          $   4,589    $  (4,982)   $   7,251
Income from discontinued operations                                          --          669           --
(Loss) income from extraordinary items, net of taxes                       (253)       7,948          175
Cumulative effect of a change in accounting principle, net of taxes       1,138           --           --
Adjustments to reconcile net income to net
 cash provided  by operating activities:
Provision for credit losses                                              18,222       30,166          300
Change in real estate inventory                                         (28,789)         353          (46)
Loans held for sale activity, net                                        14,068      (34,596)         154
Losses from securities activities, net                                      781        2,329           --
Gains on sales of property and equipment, net                              (386)        (874)          --
Gains on sales of in-store branches                                      (1,577)          --           --
Depreciation, amortization and accretion, net                             1,111        5,575          487
Restructuring charges and impairment write-downs, net                       331        2,656           --
Impairment of cost over fair value of net assets acquired                 6,624           --           --
Provision  (benefit) for deferred income taxes                            3,257         (743)       4,103
Proceeds from sales of loans classified as held for sale                 24,017       50,109           --
Trading activities, net                                                 (24,739)     (20,246)          --
Decrease (increase) in accrued interest receivable                       10,259      (13,452)          --
Amortization of cost over fair value of net assets acquired               4,073        4,081           --
Compensation in connection with corporate transaction                        --        1,320           --
Equity in earnings of Bancorp                                                --           --      (10,501)
Minority interest in income of consolidated subsidiaries                 18,379       14,655           --
Equity in joint venture earnings                                         (2,888)      (1,141)          --
(Increase) decrease in other assets                                      (3,666)       7,368         (262)
Increase in other liabilities                                            34,640       55,787          515
                                                                      ---------    ---------    ---------
Net cash provided by operating activities                                79,191      106,982        2,176
                                                                      ---------    ---------    ---------

Investing activities:
Purchase of investment securities and tax certificates                $(267,025)   $(426,177)   $      --
Proceeds from redemption and maturity of
  investment securities and tax certificates                            221,434      155,256           --
Purchase of securities available for sale                              (485,862)    (162,753)      (8,065)
Proceeds from sales and maturities of
  securities available for sale                                         509,833      259,867           --
Purchases and net repayments (originations) of loans and leases          24,039     (291,500)          --
Proceeds from sales of real estate owned                                  5,860        5,053           --
Net additions to office property and equipment                          (11,441)     (11,374)          --
Proceeds from sales of properties and equipment                             529        1,577           --
Investments and repayments (advances) to joint ventures                   1,348        4,700           82
Purchases of FHLB stock net of redemptions                               (4,488)       4,470           --
Acquisitions, net of cash acquired                                         (340)        (222)          --
Improvements to real estate owned                                            --         (241)        (152)
                                                                      ---------    ---------    ---------
Net cash used in investing activities                                 $  (6,113)   $(461,344)   $  (8,135)
                                                                      ---------    ---------    ---------

                                                                                               (continued)

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For each of the years in the three year period ended December 31, 2001
                                 (In thousands)

                                                                    2001           2000           1999
                                                                 -----------    -----------    -----------
Financing activities:
Net increase in deposits                                         $   125,252        206,593             --
Reduction in deposits from sale of in-store branches, net            (81,593)            --             --
Proceeds from FHLB advances                                          365,000      1,359,004             --
Repayment of FHLB advances                                          (297,771)    (1,418,389)            --
Net increase in federal funds purchased                               51,300          3,800             --
Proceeds from notes and bonds payable                                 66,651        113,586          8,079
Repayment of notes and bonds payable                                 (72,285)       (68,352)        (4,334)
Retirement of subordinated investment notes and
  subordinated debentures                                            (35,042)       (53,896)            --
Net (decrease) increase in securities sold under
  agreements to repurchase                                          (253,432)       236,279             --
Payments to acquire and retire publicly held
  Bancorp Class B Common Stock                                            --        (33,243)            --
Payment to acquire and retire Bancorp common stock                        --         (4,363)            --
Bancorp common stock dividends to non-BFC shareholders                (3,814)        (2,736)            --
Bancorp common stock dividends paid to BFC                                --             --          1,236
Issuance of Bancorp common stock                                      95,595          2,169             --
Issuance of BFC common stock upon exercise of stock options               54             --             --
Change in minority interest                                            2,397         10,028             --
Increase in advances by borrowers for taxes and insurance, net           540            563             --
                                                                 -----------    -----------    -----------
Net cash (used in) provided by financing activities                  (37,148)       351,043          4,981
                                                                 -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents                      35,930         (3,319)          (978)
Cash and cash equivalents at beginning of period                      88,609          1,545          2,523
Cash resulting from consolidation of Bancorp                              --         90,383             --
                                                                 -----------    -----------    -----------
Cash and cash equivalents at end of period                       $   124,539    $    88,609    $     1,545
                                                                 ===========    ===========    ===========

Supplementary disclosure of non-cash investing and
 financing activities:
Interest paid                                                    $    20,265    $    22,035    $     3,381
Income taxes paid by Bancorp                                          17,884          2,466             --
Income taxes paid by BFC                                                  --             69             69
Change in minority interest resulting from issuance of Bancorp
   Class A Common Stock upon conversion of
   subordinated debentures                                            49,935             34             --
Change in minority interest resulting from issuance of
   Bancorp Class A Common Stock upon acquisitions                        335            178
Change in stockholders' equity resulting from net change
  in other comprehensive income, net of taxes                         (2,335)        10,117         (5,887)
Transfer from escrow accounts to reflect payments on
   subordinated debentures                                                --            163            356
Net (loss) effect of Bancorp capital transactions,
  net of income taxes                                                 (1,636)          (102)          (205)
Decrease in other liabilities associated with the Ryan Beck
  deferred compensation plan                                           3,052             --             --
Capital contributions associated with the Ryan Beck
  deferred compensation plan                                          (1,292)            --             --


          See accompanying notes to consolidated financial statements.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation - BFC Financial Corporation ("BFC" or the "Company") is a unitary savings bank holding company as a consequence of its ownership of the Common Stock of BankAtlantic Bancorp, Inc. ("Bancorp"). BankAtlantic is a wholly-owned subsidiary of Bancorp. The Company's primary asset is the capital stock of Bancorp and its primary activities currently relate to the operations of Bancorp. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. ("GAAP").

Because BFC controls greater than 50% of the vote of Bancorp, by virtue of its ownership of Bancorp Class A and Class B Common Stock, which currently represents 55.3% of the combined voting power, Bancorp is consolidated in the Company's financial statements. The percentage of votes controlled by the Company determines the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock determines the amount of Bancorp's net income, recognized by the Company.

In August 2000, Bancorp shareholders approved a corporate transaction structured as a merger in which each share of Bancorp's Class B Common Stock was converted into .0000002051 of a share of Bancorp's Class B Common Stock as the surviving corporation in the transaction. No fractional shares were issued. The corporate transaction resulted in the retirement of all publicly held Bancorp Class B Common Stock, leaving BFC the sole holder of Bancorp's Class B Common Stock at that time. The Class B Common Stock represented 100% of the voting rights of Bancorp. On May 24, 2001 Bancorp amended its articles of incorporation to grant voting rights to holders of Bancorp Class A Common Stock, make Bancorp Class B Common Stock convertible into Bancorp Class A Common Stock on a share for share basis, and equalize the cash dividends payable on Bancorp's Class A Common Stock and Bancorp's Class B Common Stock. As a consequence of the amendment, Bancorp's Class A shareholders are entitled to one vote per share, which in the aggregate represent 53% of the combined voting power of Bancorp's Class A Common Stock and Bancorp's Class B Common Stock. Bancorp's Class B Common Stock represents the remaining 47% of the combined vote. The fixed voting percentages will be eliminated, and shares of Bancorp's Class B Common Stock will be entitled to only one vote per share, from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B Common Stock.

Bancorp's principal assets include BankAtlantic and its subsidiaries, Ryan Beck & Co., LLC ("Ryan Beck") and its subsidiaries and Levitt Companies and its subsidiaries.

BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida which provides traditional retail banking services and a wide range of commercial banking products and related financial services.

Levitt Companies is the real estate construction and development segment. Levitt Companies engages in real estate activities through Levitt and Sons, LLC ("Levitt and Sons"), Core Communities, LLC ("Core Communities") and several investments in real estate projects in South Florida. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. Core Communities owns the unsold land and other entitlements of the master planned community commonly known as St. Lucie West in St. Lucie County, Florida. Core Communities also owns two communities in the planning stages; Westchester in St. Lucie County, Florida and Live Oak in Hillsboro County, Florida.

Ryan Beck is an investment banking firm which provides a wide range of investment banking, brokerage and investment management services.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of equity securities that are not publicly traded, the valuation of derivatives, the valuation of securities available for sale and the valuation of real estate held for development, real estate joint venture investments and the cost to complete development work on real estate projects. In connection with the determination of the allowances for loan losses, real estate owned, real estate held for development and real estate joint venture investments, management obtains independent appraisals for significant properties when it is deemed prudent.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Certain amounts for prior years have been reclassified to conform with revised statement presentation for 2001.

Consolidation Policy - The consolidated financial statements include the accounts of BFC, its wholly owned subsidiaries and majority controlled subsidiaries including Bancorp and venture partnerships. Adjustments to operations relating to changes in the Company's percentage ownerships are reflected in minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Because of BFC's increase in voting control of Bancorp since 2000, Bancorp is consolidated for these financial statements instead of carried on the equity basis. At December 31, 2001, BFC owned 22.7% of Bancorp's total common stock, which represents 55.3% of the combined vote of Bancorp. Prior to 2000, Bancorp was carried using the equity method and prior year amounts have not been restated.

Cash Equivalents - Cash and due from depository institutions include demand deposits at other financial institutions. Federal funds sold are generally sold for one-day periods and securities purchased under resell agreements are settled in less than 30 days.

Securities - Debt securities are classified based on management's intention on the date of purchase. Debt securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at amortized cost. Trading account securities consist of securities inventories held for the purpose of brokerage activities and are carried at fair value with unrealized gains and losses recognized in non-interest income. All other debt securities are classified as available for sale and carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after tax basis. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific-identification method.

Marketable equity securities, which are included in securities available for sale are carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after- tax basis. Declines in the fair value of individual equity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Equity securities that do not have readily determinable fair value are classified as investment securities and carried at historical cost. These securities are evaluated for other than temporary declines in value and if impaired the historical cost of the securities is written down to estimated fair value.

Tax Certificates - Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are classified as investment securities and are carried at cost, net of an allowance for probable losses, which approximates fair value.

Loans and Leases - Loans are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income using methods that approximate the interest method. Equipment leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income on equipment leases is amortized over the lease terms by the interest method.

Allowance for Loan and Lease Losses - The allowance for loan and lease losses reflects management's estimate of incurred credit losses in the loan and lease portfolios. A loan is impaired when collection of principal and interest based on the contractual terms of the loan is not probable. The first component of the allowance is for non-homogenous loans that are individually evaluated for impairment. These are high balance loans that management considers to be high risk. The process for identifying loans to be evaluated individually for impairment is based on management's identification of classified loans. Once an individual loan is found to be impaired, a specific valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. Non-homogenous loans that are not impaired are assigned an allowance based on historical data by product. The second component of the allowance is for homogenous loans in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans and leases have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


delinquency trends as it relates to the group. Management segregates homogenous loans into groups, such as: residential real estate; small business mortgage; small business non-mortgage; lease financing, and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of the current economic environment, trends in industries, analysis of historical losses, static pool analysis, delinquency trends, classified loan grades and credit scores.

Management believes the allowance for loan and lease losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for loan losses. Actual losses incurred in the future are highly dependent upon future events, including the economy of the geographical areas in which BankAtlantic holds loans.

Non-performing Loans and Leases -- Interest income on loans, including the recognition of discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest method. A loan or lease is generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90 day past due loans on non-accrual may be made if there exists an abundance of collateral and the loan is in the process of collection. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms.

Consumer non-mortgage loans and lease financing contracts that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to fair value less cost to sell.

Allowance for Tax Certificate Losses - This allowance represents the amount which management believes is sufficient to provide for future losses that are probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 24 to 60 months delinquent, depending on the municipality, from BankAtlantic's acquisition date. At that time interest ceases to be accrued.

Loans Held for Sale -- Such loans are reported at the lower of aggregate cost or estimated fair value, based on current market prices for similar loans. Loan origination fees and related direct loan origination costs and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold.

Real Estate Owned ("REO") -- BankAtlantic's REO is recorded at the lower of cost or estimated fair value, less estimated selling costs. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Expenditures for capital improvements made thereafter are generally capitalized. Real estate acquired in settlement of loans is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values from the initially recorded amount. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. The construction and development activities of Levitt Companies are not accounted for as REO.

Investment Banking Activities - Investment banking activities includes investment banking revenues, principal transactions and commissions. Ryan Beck's securities transactions are recorded on a trade date basis. Ryan Beck's selling concessions, consulting fees, management fees and underwriting fees, less related expenses, are recorded in income as earned. All securities owned and sold, but not yet purchased are valued at fair value, which results in unrealized gains and losses being reflected in operations.

Real Estate Held for Development and Sale - Real estate held for development and sale includes land, land development costs, and other construction costs and are stated at the lower of accumulated cost or estimated fair value. The estimated fair value of real estate is evaluated based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value including management's plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Start-up costs, construction overhead and selling expenses are expensed as incurred. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas.

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

Investments  in  Joint  Ventures  --  The  Company   accounts  for  its  general
partnership interests in its joint ventures in which it has a 50% or less ownership interest using the equity method of accounting. Under the equity method, the Company's initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize its share of the joint venture's earnings or losses. Distributions received from joint ventures reduce the carrying amount of the investment. All intercompany profits and losses are eliminated until realized through third party transactions. Interest is capitalized on real estate joint ventures while the venture has activities in progress necessary to commence its planned principal operations based on the average balance outstanding of investments and advances to joint ventures. Interest income on loans from BankAtlantic to joint ventures is eliminated based on the Company's ownership percentage in consolidation until realized by the joint venture.

Profit or loss on real estate sold including REO, joint ventures and real estate held for development and sale is recognized in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." Any estimated loss is recognized in the period in which it becomes apparent.

Impairment -- Long-lived assets, assets to be disposed of, investment securities, equity securities, cost over fair value of net assets acquired and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, assets to be disposed of, and identifiable intangibles that the Company expects to hold and use is based on the fair value of the asset.

Office Properties and Equipment -- Land is carried at cost. Office properties, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and 3-10 years for equipment and software. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.

Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred and gains or losses on disposal of assets are reflected in current operations.

Cost Over Fair Value of Net Assets Acquired and Other Intangible Assets - Cost over fair value of net assets acquired and other intangible assets are being amortized on a straight-line basis over estimated useful lives, ranging from 7 to 25 years. The Company periodically reviews its cost over fair value of net assets acquired and other intangible assets for events or changes in circumstances that may indicate that the carrying amount may not be recoverable, in which an impairment charge is recorded.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Advertising -- Advertising expenditures are expensed as incurred.

Income Taxes - The Company does not include Bancorp and its subsidiaries in its consolidated income tax return with its wholly owned subsidiaries since the Company owns less than 80% of the outstanding stock of Bancorp. Deferred income taxes are provided on elements of income or expense that are recognized for financial accounting purposes in periods different than such items are recognized for income tax purposes.

The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A valuation allowance is provided to the extent it is more likely than not that deferred tax assets will not be realized.

Derivative Instruments --The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 (collectively, "SFAS No. 133"), on January 1, 2001. All derivatives are recognized on the statement of financial condition at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the statement of financial condition or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivative trading instruments are reported in current-period earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the statement of financial condition at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the statement of financial condition at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the statement of financial condition at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the statement of financial condition , and recognizes any changes in its fair value in earnings.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At January 1, 2001, Bancorp had outstanding interest rate swap contracts utilized in its interest rate risk management strategy. In conjunction with the adoption of SFAS No. 133 on January 1, 2001, Bancorp accounted for the interest rate swap contracts in accordance with the transition provisions of SFAS No. 133 and recorded a cumulative effect adjustment gain of approximately $1.1 million, net of tax.

During the year ended December 31, 2001, Bancorp executed various fair value hedges utilizing interest rate swap contracts to reduce the exposure of fixed rate time deposits to changes in fair value. Gains and losses associated with these interest rate swap contracts are recognized in earnings and the carrying amount of the time deposits are adjusted to fair value. Bancorp during the year ended December 31, 2001 entered into cash flow hedges whereby interest rate swap contracts were executed to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. The changes in the fair value of the interest rate swaps designated as cash flow hedges are recorded in other comprehensive income.

During the year ended December 31, 2000 Bancorp entered into various interest rate swap contracts. The interest rate swap contracts were executed to convert Bancorp's fixed rate callable time deposits to a variable interest rate and to hedge the variability in expected cash flows of variable rate FHLB advances. The interest rate swaps were accounted for as a synthetic alteration. The net interest receivable or payable on the interest rate swaps was accrued and recognized as an adjustment to interest expense. Bancorp has also utilized forward delivery contracts to purchase mortgage-backed securities. The forward contracts were carried at fair value with unrealized gains recognized in gains on trading securities in the Statement of Operations.

During the year ended December 31, 1999, Bancorp did not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined by Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" other than fixed rate loan commitments.

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

New Accounting Pronouncements --In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with
Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company is required to adopt the provisions of Statement 141 immediately and adopted Statement 142 on January 1, 2002.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

As of December 31, 2001, the Company had unamortized goodwill in the amount of $39.9 million with annual amortization of approximately $4.0 million. This amortization ceased upon the adoption of Statement No. 142. The Company is currently evaluating the transitional goodwill impairment criteria of Statement No. 142 and is not able to estimate the impact, if any, that Statement No. 142 may have on the recorded goodwill. The impairment adjustment, if any, will have to be identified by June 30, 2002 and measured and recorded by the Company no later than December 31, 2002. The impairment, if any, will be recognized as a cumulative effect of a change in accounting principle in the results for the first quarter of 2002.

On July 5, 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management believes that Statement 143 will not have a material impact on the Company's consolidated financial statements.

In  August  2001,  the  FASB  issued  Statement  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets". This statement retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. This statement requires that the depreciable life of a long-lived asset to be abandoned be revised and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement retains the basic provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. Management believes that the adoption of Statement 144 will not have a material impact on the Company's consolidated financial statements.

2.   Earnings (Loss) per Share

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

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

3. Securities and Short-Term Investments

The  following  tables  summarize  available-for-sale   securities,  investment
securities and tax certificates (in thousands):

                                                                 December 31, 2001
                                                -----------------------------------------------------
                                                               Gross          Gross
                                                Amortized    Unrealized     Unrealized      Estimated
                                                  Cost      Appreciation   Depreciation    Fair Value
                                                ---------   ------------   ------------    ----------
Mortgage-Backed Securities:
Mortgage-backed securities                      $410,796         9,976             1        420,771
Real estate mortgage investment conduits         388,720         5,585           485        393,820
                                                --------        ------        ------        -------
     Total mortgage-backed securities           $799,516        15,561           486        814,591
                                                --------        ------        ------        -------
Investment Securities:
U.S. Treasury Notes                                5,819            --            --          5,819
Other Bonds                                          250            12            --            262
Equity securities                                 23,530        15,665           384         38,811
                                                --------        ------        ------        -------
     Total investment securities                  29,599        15,677           384         44,892
                                                --------        ------        ------        -------
          Total                                 $829,115        31,238           870        859,483
                                                ========        ======        ======        =======

                                                                 December 31, 2000
                                                -----------------------------------------------------
                                                               Gross          Gross
                                                Amortized    Unrealized     Unrealized      Estimated
                                                  Cost      Appreciation   Depreciation    Fair Value
                                                ---------   ------------   ------------    ----------
Mortgage-Backed Securities:
Mortgage-backed securities                      $198,957         1,255            86        200,126
Real estate mortgage investment conduits         619,238           114        12,053        607,299
                                                --------        ------        ------        -------
     Total mortgage-backed securities            818,195         1,369        12,139        807,425
                                                --------        ------        ------        -------
Investment Securities:
U.S. Treasury Notes                                5,945            --            --          5,945
Other Bonds                                          250            --            --            250
Equity securities                                 26,507        48,119           300         74,326
                                                --------        ------        ------        -------
     Total investment securities                  32,702        48,119           300         80,521
                                                --------        ------        ------        -------
          Total                                 $850,897        49,488        12,439        887,946
                                                ========        ======        ======        =======

During 1999 and 2000, the Company (without consideration of Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company's interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, therefore, they are consolidated in these financial statements. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $5.1 million of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $4.4 million in the Partnership. The Company and the general partners retained ownership interests of approximately $1.8 million. Additionally, during 2001, approximately $895,000 of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $1.3 million in the partnerships. The Company and the general partners retained ownership interests of approximately $3.8 million increasing the Company's total investment in these partnerships to $5.6 million. Of the $1.3 million, Alan Levan and Jack Abdo each borrowed $500,000 from the Company on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company each borrowed $50,000 on a non-recourse basis to make their investments. Such amounts were still outstanding at the end of the year, bear interest at the prime rate plus 1% and are payable interest only annually with the entire balance due in February 2006. After the limited partners receive a specified return from the partnerships, the general partners are entitled to receive 20% of all cash distributions from the partnerships. The general partners are limited liability companies of which the members are: John E. Abdo - 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0%; John E. Abdo, Jr. - 17.5% and

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BFC Financial Corporation - 57.5%. Losses net of minority interests for the year ended December 31, 2001 were $881,000. At December 31, 2001, the Company's net investment in these partnerships was $4.7 million.

The scheduled maturities of debt securities and tax certificates were (in thousands):

                                                                       Tax Certificates/Debt
                                                   Debt Securities          Securities
                                                 Available for Sale      Held to Maturity
                                               ---------------------   ---------------------
                                                           Estimated               Estimated
                                               Amortized      Fair     Amortized      Fair
December 31, 2001(1)                             Cost        Value        Cost       Value
--------------------                           --------     -------     -------     -------
Due within one year                            $  5,858       5,858     103,121     103,121
Due after one year, but within five years           483         505      40,956      40,956
Due after five years, but within ten years       12,659      13,060          --          --
Due after ten years                             786,585     801,249     264,433     270,185
                                               --------     -------     -------     -------
     Total                                     $805,585     820,672     408,510     414,262
                                               ========     =======     =======     =======

(1) Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

                                           Investment Securities and Tax Certificates
                                                     December 31, 2001 (1)
                                      ----------------------------------------------------
                                                      Gross          Gross       Estimated
                                      Amortized    Unrealized     Unrealized        Fair
                                        Cost      Appreciation   Depreciation      Value
                                      ---------   ------------   ------------    ---------
Tax certificates
   Net of allowance of $1,521         $144,077           --             --        144,077
Mortgage-backed securities (3)         264,433        5,878            126        270,185
Investment securities (2)               20,208           --             --         20,208
                                      --------        -----        -------        -------
                                      $428,718        5,878            126        434,470
                                      ========        =====        =======        =======

                                           Investment Securities and Tax Certificates
                                                     December 31, 2000 (1)
                                      ----------------------------------------------------
                                                      Gross          Gross       Estimated
                                      Amortized    Unrealized     Unrealized        Fair
                                        Cost      Appreciation   Depreciation      Value
                                      ---------   ------------   ------------    ---------
Tax certificates
   Net of allowance of $1,937         $122,352           --             --        122,352
Mortgage-backed securities (3)         238,275        4,352             --        242,627
Investment securities (2)               22,992           --             --         22,992
                                      --------        -----        -------        -------
                                      $383,619        4,352             --        387,971
                                      ========        =====        =======        =======

(1) Management considers estimated fair value equivalent to book value for tax certificates and investment securities since these securities have no readily traded market and are deemed to approximate fair value.
(2) Investment securities consist of equity instruments purchased through private placements.
(3) Mortgage-backed securities are classified as held to maturity.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Activity in the allowance for tax certificate losses was (in thousands):

                                            For the Year Ended
                                               December 31,
                                            ------------------
                                             2001        2000
                                            -------    -------
          Balance, beginning of period      $ 1,937      1,504
                                            -------    -------
          Charge-offs                        (2,162)      (796)
          Recoveries                            546        329
                                            -------    -------
          Net recoveries (charge-offs)       (1,616)      (467)
                                            -------    -------
          Provision charged to operations     1,200        900
                                            -------    -------
          Balance, end of period            $ 1,521      1,937
                                            =======    =======

The components of gains and losses on sales of securities were (in thousands):

                                                           For the Year Ended
                                                              December 31,
                                                           ------------------
                                                             2001     2000
                                                            ------   ------
          Gross gains on securities activities              $7,130    3,775

          Gross losses on securities activities                 --    1,235
                                                            ------   ------
           Net gains on the sales of securities available
            for sale and trading securities                 $7,130    2,540
                                                            ======   ======

The specific identification method was used in determining cost in computing realized gains and losses. Included in gains on sales of securities available for sale and trading securities in the Statement of Operations were write-downs of equity securities of $7.9 million and $5.2 million and unrealized gains from forward contracts of $108,000 and $316,000 during the years ended December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, the Company realized a $1.4 million gain related to the settlement of interest rate swap contracts and recorded an unrealized loss of $1.5 million prior to the designation of interest rate swap contracts as cash flow hedges.

The Company's trading account consisted of the following (in thousands):

                                              December 31,
                                           -----------------
                                            2001       2000
                                           -------   -------
          Debt obligations:
            States and municipalities      $ 7,593    11,731
            Corporations                    20,989       227
            U.S. Government and agencies    32,308    24,476
          Corporate equity                   7,406     3,401
          Certificates of deposit               --     3,722
                                           -------   -------
               Total                       $68,296    43,557
                                           =======   =======

All the trading securities outstanding at December 31, 2001 and 2000 were associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck realized income from principal transactions of $18.9 million and $14.8 million for the years ended December 31, 2001, and 2000, respectively.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Securities sold, but not yet purchased included in other liabilities consists of the following (in thousands):

                                        December 31,
                                     -----------------
                                      2001       2000
                                     -------   -------
          Corporate equity           $ 1,882       363
          Corporate bonds             21,305        --
          U.S. Government agencies    15,244    11,662
                                     -------   -------
                                     $38,431    12,025
                                     =======   =======

Securities sold, but not yet purchased are a part of Ryan Beck's normal activities as a broker and dealer in securities and are subject to off-balance-sheet market risk of loss should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

The  following  table  provides   information  on  securities   purchased  under
agreements to resell (in thousands):

                                                              For the Year Ended
                                                                  December 31,
                                                              ------------------
                                                                2001      2000
                                                               ------    ------
          Ending Balance                                       $  156    $1,584
          Maximum outstanding at any month end within period   $3,651    $9,421
          Average amount invested during period                $1,152    $3,034
          Average yield during period                            2.80%     5.79%

The underlying securities associated with the securities purchased under agreements to resell during the years ended December 31, 2001 and 2000 were in Bancorp's possession.

The following table provides information on Federal Funds sold (in thousands):

                                                             For the Year Ended
                                                                December 31,
                                                             ------------------
                                                              2001        2000
                                                             -------    -------
          Ending Balance                                     $    --    $    --
          Maximum outstanding at any month end within period $16,500    $10,500
          Average amount invested during period              $   564    $   629
          Average yield during period                           3.73%      6.31%

The estimated fair value of securities available for sale, investment securities and mortgage-backed securities held to maturity pledged for the following obligations were (in thousands):

                                                         December 31,
                                                     -------------------
                                                       2001       2000
                                                     --------   --------
          FHLB advances                              $167,255   $120,691
          Treasury tax and loan                         3,200      3,200
          Repurchase agreements                       419,820    683,518
          Public funds                                155,502     69,165
          Subordinated debentures                       1,890      5,300
          Interest rate swap and forward contracts      5,966        981
                                                     --------   --------
                                                     $753,633   $882,855
                                                     ========   ========

The change in net unrealized holding gains or losses on available for sale securities included as a separate component of stockholders' equity was as follows (in thousands):

                                                                For the Year Ended December 31,
                                                                -------------------------------
                                                                  2001       2000      1999
                                                                 -------    -------   --------
Net change in unrealized (depreciation) appreciation
  on securities available for sale                               $(1,620)   $16,472   $(9,423)
Change in deferred taxes (benefits) on net unrealized
  (depreciation) appreciation on securities available for sale      (625)     6,355    (3,536)
                                                                 -------    -------   -------
Change in stockholders' equity from net unrealized
  (depreciation) appreciation on securities available for sale   $  (995)   $10,117   $(5,887)
                                                                 =======    =======   =======

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Loans Receivable

The loan and lease portfolio consisted of the following components (in thousands):

                                                              December 31,
                                                       --------------------------
                                                          2001           2000
                                                       -----------    -----------
Real estate loans:
  Residential                                          $ 1,111,775    $ 1,316,062
  Construction and development                           1,122,628        937,881
  Commercial                                               524,954        372,351
  Small business                                            43,196         28,285
Other loans:
  Second mortgages - direct                                166,531        124,859
  Second mortgages - indirect                                2,159          4,020
  Commercial business                                       76,146         86,194
  Lease financing                                           54,969         75,918
  Small business - non-mortgage                             59,041         69,325
  Due from foreign banks                                     1,420         64,207
  Banker's acceptances                                           5          1,329
  Deposit overdrafts                                         2,040          2,325
  Consumer loans - other direct                             23,771         30,711
  Consumer loans - other indirect                           23,241         58,455
  Other                                                      1,184             --
Loans held for sale:
  Residential                                                4,757             --
  Commercial syndication                                    40,774         80,016
                                                       -----------    -----------
          Total gross loans                              3,258,591      3,251,938
Adjustments:
  Undisbursed portion of loans in process                 (434,166)      (344,390)
  Premiums related to purchased loans                        3,065            127
  Unearned discounts on commercial real estate loans          (119)          (178)
  Deferred profit on commercial real estate loans             (674)          (786)
  Deferred fees                                             (4,416)        (3,624)
  Allowance for loan and lease losses                      (45,657)       (48,072)
                                                       -----------    -----------
          Loans receivable - net                       $ 2,776,624    $ 2,855,015
                                                       ===========    ===========

In February 2001, BFC originated several recourse and nonrecourse loans to officers and directors totaling approximately $1.1 million. These loans bear interest at the prime rate plus 1% and are due in February 2006.

BankAtlantic's loan portfolio had the following geographic concentration at December 31, 2001:

          Florida              54%
          California            6
          Northeast             9
          Other                31
                       ----------
            Total             100%
                       ==========

Securitization Activity:

During the year ended December 31, 2000, BankAtlantic securitized $77.9 million of purchased residential loans into government agency mortgage-backed securities. The resulting securities were classified as securities available for sale. BankAtlantic did not securitize loans during the year ended December 31, 2001.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Discontinued Lending Activity:

Bancorp continuously evaluates its business units for profitability, growth and overall efficiency. As a consequence of these evaluations Bancorp closed the offices of its leasing subsidiary, Leasing Technology, Inc. and ceased new lease originations during the third quarter of 2001. Included in the allowance for loan losses was $8.6 million and $2.9 million, respectively, of valuation allowances relating to lease financing contracts as of December 31, 2001 and 2000.

In September 2000, Bancorp made a determination to discontinue its purchasing and reselling of mortgage loans and its participation in syndication commercial lending. Bancorp periodically purchased residential loans with the intent to package sell or securitize these loans based on individual characteristics. As a consequence of Bancorp discontinuing these activities, $222 million of residential loans held for sale were transferred to the held for investment portfolio, resulting in Bancorp realizing a loss of $654,000 at the transfer date. Bancorp intends to continue to purchase residential loans for its portfolio.

As a result of Bancorp's decision to discontinue its syndication lending activities the entire portfolio of $123.9 million of syndication loans was transferred from loans held for investment to loans held for sale. Included in the allowance for loan losses was $9.1 million and $8.5 million, respectively of valuation allowances relating to syndication loans as of December 31, 2001 and 2000.

Transfer of Loans:

During the year ended December 31, 2001, Bancorp transferred $4.8 million of residential loans from held for investment to held for sale and sold the loans for book value. The majority of the loans were delinquent when purchased as part of residential loan bulk purchases during 1999 and 2000. Management of Bancorp decided to sell the loans for book value instead of foreclosing on the properties.

Allowance for Loan and Lease Losses (in thousands):

                                                         For the Year Ended December 31,
                                                        --------------------------------
                                                          2001        2000        1999
                                                        --------    --------    --------
Balance, beginning of period                            $ 48,072    $  1,072    $    772
Balance, beginning of period resulting from
  consolidation of Bancorp                                            44,450
Loans and leases charged-off                             (27,916)    (32,221)         --
Recoveries of loans and leases previously charged-off      8,596       5,639          --
                                                        --------    --------    --------
Net charge-offs                                          (19,320)    (26,582)         --
Additions charged to operations                           16,905      29,132         300
                                                        --------    --------    --------
Balance, end of period                                  $ 45,657    $ 48,072    $  1,072
                                                        ========    ========    ========

The following summarizes impaired loans (in thousands):

                                                           December 31, 2001          December 31, 2000
                                                       -------------------------   -------------------------
                                                          Gross                       Gross
                                                        Recorded       Specific     Recorded       Specific
                                                       Investment     Allowances   Investment     Allowances
                                                       -----------   -----------   -----------   -----------
Impaired loans with specific valuation allowances      $    23,171   $     9,936   $    23,090   $     8,057
Impaired loans without specific valuation allowances        16,533            --        30,548            --
                                                       -----------   -----------   -----------   -----------
  Total                                                $    39,704   $     9,936   $    53,638   $     8,057
                                                       ===========   ===========   ===========   ===========

The average gross recorded investment in impaired loans (in thousands) was $54,181 and $35,916 during the years ended December 31, 2001 and 2000, respectively.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Foregone Interest Income:

Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):

                                 For the Year Ended
                                    December 31,
                                 ------------------
                                  2001        2000
                                 -------    -------
Contracted interest income       $ 2,815    $ 5,254
Interest income recognized (1)      (941)    (4,129)
                                 -------    -------
Foregone interest income         $ 1,874    $ 1,125
                                 =======    =======

     (1)  Interest income on impaired loans was recognized on a cash basis.

Non-performing assets (in thousands):

                                                At December 31,
                                             --------------------
                                               2001        2000
                                             --------    --------
Non-accrual -- tax certificates              $  1,727    $  2,491
Non-accrual -- loans
  Residential                                   9,203      11,229
  Syndication                                  10,700          --
  Commercial real estate and business          13,066       1,705
  Small business                                  905       2,532
  Lease financing                               2,585       1,515
  Consumer                                        796       1,944
Real estate owned, net of allowance             3,904       4,499
Other repossessed assets                           17       1,742
                                             --------    --------
          Total non-performing assets          42,903      27,657
Specific valuation allowance                   (9,936)       (819)
                                             --------    --------
          Total non-performing assets, net   $ 32,967    $ 26,838
                                             ========    ========

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

Other potential problem loans (in thousands):

                                                         At December 31,
                                                        -----------------
                                                         2001       2000
                                                        -------   -------
Loans contractually past due 90 days or more
   and still accruing                                   $    --   $ 7,086
Performing impaired loans, net of specific allowances        --    15,001
Restructured loans                                          743        --
Delinquent residential loans purchased                    1,705     5,389
                                                        -------   -------
Total potential problem loans                           $ 2,448   $27,476
                                                        =======   =======

Other potential problem loans consist of loans contractually past due 90 days or more and still accruing, restructured loans, performing impaired loans and delinquent residential loans. Loans contractually past due 90 days or more represent loans that have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Performing impaired loans are still accruing impaired loans, and delinquent purchased loans were non-performing residential loans purchased at a discount. The purchased

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


discount on the delinquent purchased loans was $120,000 and $442,000 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, $3.7 million of delinquent residential loans purchased were sold at book value. There were no commitments to lend additional funds to non-performing loans or potential problem loans at December 31, 2001.

During February 2002, a $17 million loan collateralized by a hotel was placed on a non-accrual status when the borrower failed to comply with the contractual terms of the loan agreement. This loan is not included in the above table as of December 31, 2001, but will be reported as a non-accruing loan in future periods.

Foreclosed Asset Activity in non-interest expense (in thousands):

                                                  For the Year Ended
                                                     December 31,
                                                  ------------------
                                                   2001        2000
                                                  -------    -------
Real estate acquired in settlement of loans and
   tax certificates:
Operating expenses, net                           $   160    $   186
Provisions for losses on REO                          117        134
Net (gains) losses on sales                        (1,053)       107
                                                  -------    -------
          Total (income) loss                     $  (776)   $   427
                                                  =======    =======

Activity in the allowance for real estate owned consisted of (in thousands):

                                 For the Year Ended
                                    December 31,
                                 -------- --------
                                   2001     2000
                                 -------- --------
Balance, beginning of period     $    310 $    310
Net charge-offs:
  Commercial real estate (1)         (220)      --
  Residential real estate            (207)    (134)
                                 -------- --------
Total net charge-offs                (427)    (134)
  Provision for losses on  REO        117      134
                                 -------- --------
Balance, end of period           $     -- $    310
                                 ======== ========

     (1)  Acquired through tax deed.

Accrued interest receivable consisted of (in thousands):

                                                December 31,
                                             -----------------
                                              2001       2000
                                             -------   -------
Loans receivable                             $16,494   $22,824
Investment securities and tax certificates    12,003    10,645
Interest rate swaps                              317     5,356
Securities available for sale                  4,973     5,221
                                             -------   -------
                                             $33,787   $44,046
                                             =======   =======

5. Restructuring Charges, Impairment Write-downs and Discontinued Operations

Restructuring Charges and Impairment Write-downs:

During 2001, BankAtlantic evaluated the performance of its in-store branches in relation to its core business strategy and decided to exit the line of business. The in-store branches were evaluated for asset impairment resulting in a $550,000 write-down. The fair value of impaired assets was estimated through sales contracts on specific in-store branches and discounted cash flows on in-store branches anticipated to be closed in subsequent periods. During the year ended December 31, 2001, twelve in-store branches were sold to unrelated financial institutions for a $1.6 million gain. BankAtlantic expects to sell or close down the remaining four in-store branches during the first half of 2002.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During December 2000, a plan was adopted to terminate BankAtlantic's ATM relationships with Wal*Mart and K-Mart resulting in a $2.1 million restructuring charge and a $509,000 impairment write-down. The above relationships did not meet strategic goals or required investment returns.

Restructuring charges at December 31, 2000 included in other liabilities, consisted of (in thousands):


                                   December 31,
                                       2000
                                   ------------
Lease contract termination costs   $      1,768
De-installation costs                       305
Other                                        74
                                   ------------
     Total restructuring charge    $      2,147
                                   ============

During the second quarter of 2001, the restructuring charge liability was adjusted downward by $219,000 to reflect lower ATM lease termination costs than projected when the restructuring charge was first determined. The restructuring plan was completed during the fourth quarter of 2001.

Discontinued Operations:

At December 31, 1998, the Board of Directors of Bancorp adopted a formal plan to dispose of its mortgage servicing business ("MSB") operations. It was concluded that this business line no longer met Bancorp's standards for profitability. The exit plan was substantially completed during the year ended December 31, 1999 following the sale of the servicing portfolio in July 1999.

During the year ended December 31, 2000, Bancorp recognized a $669,000 gain, net of taxes from discontinued operations. The gain primarily resulted from a higher than projected gain on the sale of a building formerly used by the mortgage servicing unit.

6. Office Properties and Equipment

Office properties and equipment was comprised of (in thousands):

                                            December 31,
                                        -------------------
                                          2001       2000
                                        --------   --------
Land                                    $ 14,977   $ 15,102
Buildings and improvements                45,365     45,927
Furniture and equipment                   40,548     39,726
                                        --------   --------
          Total                          100,890    100,755
Less accumulated depreciation             39,104     40,794
                                        --------   --------
Office properties and equipment - net   $ 61,786   $ 59,961
                                        ========   ========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Deposits

The weighted average nominal interest rate payable on deposit accounts at December 31, 2001 and 2000 was 2.74% and 4.62%, respectively. The stated rates and balances at which BankAtlantic paid interest on deposits were:

                                                                      December 31,
                                                   --------------------------------------------------
                                                            2001                       2000
                                                   -----------------------    -----------------------
                                                     Amount      Percent        Amount      Percent
                                                   ----------   ----------    ----------   ----------
                                                                         (Dollars in thousands)
Interest free checking                             $  285,918        12.56%   $  245,320        10.98%
Insured money fund savings
   1.81% at December 31, 2001,
   5.38% at December 31, 2000,                        589,045        25.87       539,355        24.14
NOW accounts
  0.70% at December 31, 2001,
  0.70% at December 31, 2000,                         218,261         9.59       199,589         8.93
Savings accounts
  0.90% at December 31, 2001,
  1.20% at December 31, 2000,                          98,202         4.31        90,989         4.07
                                                   ----------   ----------    ----------   ----------
Total non-certificate accounts                      1,191,426        52.33     1,075,253        48.12
                                                   ----------   ----------    ----------   ----------
Certificate accounts:
  0.00% to 4.00%                                      258,936        11.37        32,785         1.47
  4.01% to 5.00%                                      430,741        18.92        68,837         3.08
  5.01% to 6.00%                                      212,362         9.33       144,341         6.46
  6.01% to 7.00%                                      170,970         7.51       812,250        36.35
  7.01% and greater                                     5,399         0.24        92,144         4.12
                                                   ----------   ----------    ----------   ----------
Total certificate accounts                          1,078,408        47.37     1,150,357        51.48
                                                   ----------   ----------    ----------   ----------
Total deposit accounts                              2,269,834        99.70     2,225,610        99.60
                                                   ----------   ----------    ----------   ----------
Fair value adjustment related to hedged deposits        1,326         0.06            --         0.00
                                                   ----------   ----------    ----------   ----------
Interest earned not credited to deposit accounts        5,407         0.24         8,875         0.40
                                                   ----------   ----------    ----------   ----------
Total                                              $2,276,567       100.00%   $2,234,485       100.00%
                                                   ==========   ==========    ==========   ==========

Interest expense by deposit category was (in thousands):

                                            For the Year Ended
                                               December 31,
                                           --------------------
                                             2001        2000
                                           --------    --------
Money fund savings and NOW accounts        $ 20,241    $ 26,156
Savings accounts                              1,451       1,267
Certificate accounts -- below $100,000       30,324      40,394
Certificate accounts, $100,000 and above     33,960      24,246
Less early withdrawal penalty                  (308)       (340)
                                           --------    --------
               Total                       $ 85,668    $ 91,723
                                           ========    ========

At December 31, 2001, the amounts of scheduled maturities of certificate accounts were (in thousands):

                                       Year Ending December 31,
                    ----------------------------------------------------------------
                      2002       2003       2004       2005       2006    Thereafter
                    --------   --------   --------   --------   --------  ----------
0.00% to 4.00%      $241,671   $ 10,788   $  5,315   $     59   $    725   $    378
4.01% to 5.00%       243,450    129,355     37,058      1,750     19,118         10
5.01% to 6.00%        89,415     51,165     58,877      1,013      1,847     10,045
6.01% to 7.00%       126,057      8,712      3,018      3,061         81     30,041
7.01% and greater      3,435        719        349        896         --         --
                    --------   --------   --------   --------   --------   --------
          Total     $704,028   $200,739   $104,617   $  6,779   $ 21,771   $ 40,474
                    ========   ========   ========   ========   ========   ========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Time deposits of $100,000 and over had the following maturities (in thousands):

                                           December 31,
                                               2001
                                           ------------
                       3 months or less      $112,065
                       4 to 6 months           61,166
                       7 to 12 months          86,794
                       More than 12 months    310,383
                                             --------
                                 Total       $570,408
                                             ========

Included in certificate accounts (in thousands):

                                                   December 31.
                                               -------------------
                                                 2001       2000
                                               --------   --------
              Brokered deposits                $ 48,000     31,182
              Public deposits                   307,026     92,914
                                               --------   --------
                Total institutional deposits   $355,026    124,096
                                               ========   ========

Ryan Beck acted as principal dealer in obtaining $28.0 million and $31.2 million of the brokered deposits outstanding as of December 31, 2001 and 2000, respectively. BankAtlantic has various relationships for obtaining brokered deposits. These relationships are considered as an alternative source of borrowings, when and if needed. Included in brokered deposits at December 31, 2001, were $40 million of ten and fifteen year callable fixed rate time deposits with an average interest rate of 6.06%. The callable interest rate swap contracts were written to swap the 6.06% average fixed interest rate to a three month LIBOR interest rate.

8. Advances from Federal Home Loan Bank and Federal Funds Purchased

Advances from Federal Home Loan Bank ("FHLB") (in thousands):


                                                                                      December 31,
        Repayable During Year                                                   --------------------------
         Ending December 31,              Year Callable       Interest Rate        2001          2000
---------------------------------------  -----------------  ------------------  ------------  ------------
2001                                                         6.29% to 7.09%     $         --   $    37,778
2002                                                         5.16% to 7.18%          126,490        66,468
2003                                                         5.39% to 7.25%          144,540        84,555
2004                                                         5.52% to 5.68%           85,000            --
2005                                                         6.09% to 6.15%           75,000            --
                                                                                ------------  ------------
     Total fixed rate advances                                                       431,030       188,801
                                                                                ------------  ------------

2003                                           2001               5.39%                   --        25,000
2005                                           2001          6.09% to 6.15%               --        75,000
2007                                           2002               5.68%               25,000        25,000
2008                                           2001               5.18%                   --        25,000
2008                                           2003          4.87% to 5.67%          465,000       465,000
2010                                           2002               5.84%               30,000        30,000
2011                                           2004          4.50% to 4.90%           50,000            --
2011                                           2005               5.05%               30,000            --
                                                                                ------------  ------------
     Total callable fixed rate advances                                              600,000       645,000
                                                                                ------------  ------------
     Adjustable rate advances
2001                                                         6.60% to 6.78%               --       205,000
2003                                                              4.90%               50,000            --
2006                                                              5.46%               25,000            --
                                                                                ------------  ------------
     Total adjustable rate advances                                                   75,000       205,000
                                                                                ------------  ------------
     Total FHLB advances                                                        $  1,106,030  $  1,038,801
                                                                                ============  ============
Average cost during period                                                              5.61%         5.95%
                                                                                ============  ============

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Callable advances give the FHLB the option to re-price the advance, at a specific future date. Upon the FHLB's exercising its call option, BankAtlantic has the option to convert to a three month LIBOR-based floating rate advance, payoff the advance or convert to a fixed rate advance. BankAtlantic has established a blanket floating lien with the FHLB against its residential loans. At December 31, 2001, $1.1 billion of 1-4 family residential loans and $209.2 million of commercial real estate loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances. BankAtlantic's line of credit with the FHLB is limited to 30% of assets, subject to available collateral, with a maximum term of 10 years at December 31, 2001. On December 31, 2001, BankAtlantic pledged $201.4 million of consumer loans to the Federal Reserve Bank of Atlanta ("FRB") as collateral for potential advances of $161.1 million. The FRB line of credit has not been utilized.

Federal Funds Purchased:

BankAtlantic established $110.0 million of lines of credit with other banking institutions for the purchase of federal funds. The following table provides information on federal funds purchased: (dollars in thousands).

                                             2001        2000
                                           --------    --------
Ending balance                             $ 61,000    $  9,700
Maximum outstanding at any month end
  within period                            $107,000    $ 21,500
Average amount outstanding during period   $ 54,167    $ 12,300
Average cost during period                     3.86%       6.57%

9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are summarized below (in thousands):

                                                 December 31,
                                             -------------------
                                               2001       2000
                                             --------   --------
Agreements to repurchase the same security   $255,408   $532,172
Customer repurchase agreements                150,662    127,330
                                             --------   --------
          Total                              $406,070   $659,502
                                             ========   ========

Securities sold under agreements to repurchase is a transaction whereby Bancorp sells a portion of its current investment portfolio (usually MBS's and REMIC's) at a negotiated rate and agrees to repurchase the same assets on a specified date. Bancorp issues repurchase agreements to institutions and to its customers. These transactions are collateralized by investment securities. Customer repurchase agreements are not insured by the FDIC.

The following table provides information on the agreements to repurchase (dollars in thousands):

                                                         For the Year Ended
                                                             December 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Maximum borrowing at any month-end within the period   $  714,121    $  686,586
Average borrowing during the period                    $  542,296    $  550,850
Average interest cost during the period                      4.16%         5.27%
Average interest cost at end of the period                   1.52%         6.40%

The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Weighted
                                                        Estimated     Average
                              Amortized       Fair     Repurchase    Interest
                                 Cost        Value       Balance       Rate
                             -----------  -----------  -----------  -----------
December 31, 2001 (1)
Mortgage-backed securities   $   220,259  $   225,494  $   217,630         1.73%
REMIC                            191,204      194,326      188,440         1.30
                             -----------  -----------  -----------  -----------
          Total              $   411,463  $   419,820  $   406,070         1.52%
                             ===========  ===========  ===========  ===========
December 31, 2000 (1)
Mortgage-backed securities   $   264,612  $   268,070  $   252,140         6.55%
REMIC                            423,565      415,448      407,362         6.16
                             -----------  -----------  -----------  -----------
          Total              $   688,177  $   683,518  $   659,502         6.40%
                             ===========  ===========  ===========  ===========

     (1) At December 31, 2001 $249.4 million of these securities were classified as available for sale and $170.4 million of these securities were classified as held to maturity. The available for sale securities were recorded at fair value and the held to maturity securities were recorded at amortized cost in the consolidated statements of financial condition. At December 31, 2000 all securities were classified as available for sale.

Repurchase agreements at December 31, 2001 matured and were repaid in January 2002. These securities were held by unrelated broker dealers.

10. Subordinated Debentures and Other Debt, Other Liabilities and Trust Preferred Securities

The following subordinated debentures, Trust Preferred Securities and notes and bonds payable were outstanding (in thousands):

                                                                                                                          Beginning
                                             December 31,                                       Conver-         Class      Optional
                                 Issue   -------------------    Interest        Maturity         sion            of       Redemption
                                 Date      2001       2000        Rate            Date           Price          Stock        Date
                               --------  --------   --------   ----------       ---------      ---------      ---------   ----------
Bancorp Borrowings
9% Debentures                  09/22/95  $ 21,000   $ 21,000             9%       10/1/05            N/A            N/A    10/1/1998
6 3/4% Debentures (1)          07/03/96        --     51,118          6.75%        7/1/06      $     5.7              A     7/1/1999
5 5/8% Debentures (1)          11/25/97    46,067     46,103          5.63%       12/1/07      $   11.25              A    12/1/2000
Investment Notes                Various        --     34,790   10.00-11.75%          2002(2)         N/A            N/A          N/A
Bank line of credit            08/24/00       100     19,964    Prime -.50%        9/1/04            N/A            N/A          N/A
Brokerage margin account       08/18/00        --      1,131          7.63%           N/A            N/A            N/A          N/A
                                         --------   --------
  Total Bancorp
  borrowings                               67,167    174,106
                                         --------   --------
Levitt Companies
  Borrowings
Acquisition Note               09/15/00    12,400     14,000    Prime+1/2%         9/1/05            N/A            N/A          N/A
Working Capital Line           09/15/00     3,500      3,000      Prime+1%        9/15/03            N/A            N/A          N/A
Land Acquisition Loan          09/17/01     7,000         --    Prime+1/2%         5/1/02            N/A            N/A          N/A
Acquisition and
   Development Notes            Various    29,673     29,015      Various%        Various            N/A            N/A          N/A
Development Bond               03/31/00       638      1,052          8.5%         1/1/22            N/A            N/A          N/A
Land Acquisition Loan          09/25/01    11,050         --      Prime+1%        9/24/02            N/A            N/A          N/A
Notes payable                  07/15/98        --      3,185    Prime+1.5%        7/15/03            N/A            N/A          N/A
                                         --------   --------
  Total Levitt Companies                   64,261     50,252
                                         --------   --------
BFC Borrowings
Working Capital                 Various     4,515      4,080    Prime + 1%           2002            N/A            N/A          N/A
Mortgage payables               Various     9,541      9,892       Various      2002-2010            N/A            N/A          N/A
                                         --------   --------
  Total BFC borrowings                     14,056     13,972
                                         --------   --------
  Total Borrowings                      $ 145,484  $ 238,330
                                         ========   ========
Trust Preferred
Securities                   04/24/97    $ 74,750   $ 74,750           9.5%       6/30/27            N/A            N/A    6/30/2002
                                         ========   ========
  Total                                  $220,234   $313,080
                                         ========   ========
                               -----------------------------------------------------------------------------------------------------

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (1) Convertible at the option of the holder into shares of Bancorp Class A Common Stock.

     (2)  Extendable at Bancorp's option until 2003.

Included in other assets was $3.6 million and $5.3 million of unamortized underwriting discounts and costs at December 31, 2001 and 2000, respectively, associated with the issuance of subordinated debentures and other debt.

Annual Maturities of Subordinated Debentures and Other Debt (in thousands):

    Year Ending
   December 31,              Amount
---------------          --------------
       2002              $       31,737
       2003                      13,784
       2004                       5,892
       2005                      34,647
       2006                         276
    Thereafter                  133,898
                         --------------
                         $      220,234
                         ==============

Retirement of Debt:

During the year ended  December  31, 2001,  Bancorp  redeemed  $34.8  million of
subordinated   investment  notes  and  recognized  a  $253,000  (net  of  taxes)
extraordinary loss.

In August 2001, Bancorp called for redemption approximately $51 million in principal amount of its outstanding 6-3/4% convertible subordinated debentures due 2006. At the redemption date on September 19, 2001, all but approximately $251,000 of the 6-3/4% convertible debentures were converted by holders into an aggregate of 8,919,649 shares of Bancorp Class A Common Stock. The debentures were convertible into Bancorp Class A Common Stock at a conversion price of $5.70. During the year ended December 31, 2000 Bancorp issued 5,965 shares of Bancorp Class A Common Stock upon conversion of $34,000 of Bancorp's 6-3/4% debentures.

During the year ended December 31, 2000, Bancorp repurchased $53.8 million aggregate principal amount of Bancorp's 5-5/8% Debentures and recognized a $7.9 million (net of income tax) extraordinary gain in conjunction with these purchases.

Revolving Credit Facility:

On August 24, 2000, Bancorp entered into a revolving credit facility of $20 million from an independent financial institution. The credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. On September 17, 2001 the maturity date of the credit facility was extended to September of 2004 and the maximum outstanding balance of the credit facility was increased from $20 million to $30 million. Bancorp was in compliance with all loan covenants at December 31, 2001.

Investment Notes and Margin Debt:

During the year ended December 31, 2000, Bancorp issued $34.8 million of subordinated investment notes. The interest rates and maturity dates were fixed upon issuance. Bancorp may have elected at any time prior to maturity to automatically extend the maturity date of the investment notes for an additional one year. The investment notes were subordinated to all existing and future senior indebtedness. The subordinated investment notes were redeemed in full in September 2001.

From time to time, Bancorp borrows funds under a margin account with an unrelated broker/dealer. The terms of this account are ordinary and customary for such accounts.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Trust Preferred Securities:

Bancorp Capital Trust I ("Bancorp Capital ") is a statutory business trust which was formed for the purpose of issuing 9-1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of Bancorp. Bancorp Capital issued 2.99 million shares of Trust Preferred Securities at a price of $25 per share in April 1997 for $74.75 million. Bancorp Capital used these proceeds and $2.3 million of contributed capital from Bancorp to purchase $77.1 million of 9 1/2% Junior Subordinated Debentures from Bancorp which mature on June 30, 2027. The net proceeds to Bancorp from the sale of the Junior Subordinated Debentures were $71.8 million after deduction of the underwriting discount and expenses. At December 31, 2001 and 2000, the amount of Trust Preferred Securities outstanding was $74.75 million. Interest on the Junior Subordinated Debentures and Distributions on the Trust Preferred Securities are fixed at 9 1/2% per annum and are payable quarterly in arrears. Distributions on the Trust Preferred Securities are cumulative and based upon the liquidation value of $25 per Trust Preferred Security. Bancorp has the right, at any time, so long as there are no continuing events of default to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the Junior Subordinated Debentures. To date no interest has been deferred. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. Bancorp has the right to redeem the Junior Subordinated Debentures after June 30, 2002 and also has the right to redeem the Junior Subordinated Debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after June 30, 2002, and therefore cause a mandatory redemption of the Preferred Securities. The exercise of such right is subject to Bancorp having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition, Bancorp has the right, at any time, to shorten the maturity of the Junior Subordinated Debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to Bancorp's having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

Indentures

The Indenture relating to all of the Debenture indentures (including those related to the Junior Subordinated Debentures) contain certain customary covenants found in Indentures under the Trust Indenture Act, including covenants with respect to the payment of principal and interest, maintenance of an office or agency for administering the Debentures, holding of funds for payments on the Debentures in Trust, payment by Bancorp of taxes and other claims, maintenance by Bancorp of its properties and its corporate existence and delivery of annual certifications to the Trustee.

The Debenture indenture for the 9% subordinated debenture provides that Bancorp cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration or purchase, redemption, payment or distribution, Bancorp retains cash, cash equivalents or marketable securities sufficient to cover the two consecutive semi-annual interest payments that will be next due and payable. Bancorp is in compliance with this requirement.

Levitt Companies

Levitt Companies' acquisition and development loan obligations are secured by land acquisitions, construction and development of various residential projects located in Florida. The unused commitments on these various mortgage obligations were $27.0 million at December 31, 2001. The fixed rate loans total $9.9 million and have interest rates ranging from 5.88% to 8.50% and maturity dates ranging from April 2002 to May 2009. The variable rate loans total $19.8 million and are indexed to the prime rate of interest with maturity dates ranging from May 2002 to April 2004.

Levitt Companies borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by the stock of Levitt and Sons and covenants in the loan agreement prohibit the payment of dividends or other advances by Levitt Companies to Bancorp. There is currently $12.4 million outstanding on this loan.

Levitt and Sons entered into a credit agreement with a non-affiliated financial institution to provide a working capital line of credit of $4.5 million on September 15, 2001 and will be reduced to $3.5 million on September 15, 2002. The outstanding balance at December 31, 2001 and 2000 was $3.5 million and $3.0 million, respectively. The credit agreement requires Levitt and Sons to maintain financial covenants during the term of the agreement.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Core Communities entered into a credit agreement with a non-affiliated financial institution to provide a line of credit of $8.4 million. At December 31, 2001, Core Communities had an available credit of $8.4 million and no balance was outstanding.

Bancorp  is  not  a  guarantor  on  Levitt  Companies'  obligations.   Bancorp's
inter-company loans to Levitt Companies of $27.9 million and $28.5 million were eliminated in consolidation at December 31, 2001 and 2000, respectively.

Ryan Beck

At December 31, 2001, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $20 million with an interest rate of LIBOR plus one percent. The line expires on April 1, 2002 and is secured by certificates of deposit ("CDs") from Ryan Beck's certificate of deposit wholesale business. There were no amounts outstanding under this facility at December 31, 2001.

BFC

All mortgage payables and other borrowings are from unaffiliated parties. At December 31, 2001, the Company had a line of credit in the amount of $8.0 million requiring only interest payments at prime plus 1% and maturing in January 2002. The outstanding balance at December 31, 2001 and 2000 was $4.5 million and $4.1 million, respectively. In January 2002, this line of credit was paid-off and a new line of credit was issued in the amount of $8.0 million requiring only interest payments at prime plus 1% and maturing in December 2002 with a balance outstanding of $4.5 million. Approximately 21% of the shares of Bancorp's Class A Common Stock owned by BFC are pledged as collateral.

At December 31, 2001 and 2000, approximately $8.7 million and $8.8 million, respectively, of the mortgage payables relate to real estate with an interest rate of 9.2% and maturity date in May 2007. At December 31, 2001 and 2000, approximately $872,000 and $1.1 million, respectively, of the mortgage payables relate to mortgage receivables in connection with the sale of properties previously owned by the Company, with interest rates at 6% and maturity dates ranging from 2009 to 2010.

Included in other liabilities at December 31, 2001 and 2000 is approximately $5.0 million, representing amounts due in connection with the settlement of class action litigation that arose in connection with exchange transactions that the Company entered into in 1989 and 1991.

11. Investment in Bancorp, and Bancorp's Equity Transactions

At December 31, 2001, the Company owned 8,296,891 shares of Bancorp Class A Common Stock and 4,876,124 shares of Bancorp Class B Common Stock representing 22.7% of all outstanding Bancorp Common Stock. On May 24, 2001 Bancorp amended its articles of incorporation to grant voting rights to holders of Bancorp Class A Common Stock, make Bancorp Class B Common Stock convertible into Bancorp Class A Common Stock on a share for share basis, and equalize the cash dividends payable on Bancorp's Class A Common Stock and Bancorp's Class B Common Stock. As a consequence of the amendment, Bancorp's Class A shareholders are entitled to one vote per share, which in the aggregate represent 53% of the combined voting power of Bancorp's Class A Common Stock and Bancorp's Class B Common Stock. Bancorp's Class B Common Stock represents the remaining 47% of the combined vote. The fixed voting percentages will be eliminated, and shares of Bancorp's Class B Common Stock will be entitled to only one vote per share, from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B Common Stock.

The percentage of votes controlled by the Company determines the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock determines the amount of Bancorp net income, recognized by the Company. Since BFC controls greater than 50% of the vote of Bancorp, Bancorp is consolidated in the Company's financial statements.

The following table reflects BFC's percentage ownership in Bancorp:

                     Class A   Class B
                      Common    Common      Total         Combined
                      Stock     Stock    Outstanding        Vote
                    ----------------------------------------------
December 31, 2001     15.60%      100%      22.70%         55.30%
December 31, 2000     26.20%      100%      36.00%        100.00%
December 31, 1999     26.10%    47.50%      31.30%        100.00%

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The acquisition of Bancorp was accounted for as a purchase and accordingly, the assets and liabilities acquired were revalued to reflect market values at the dates of acquisition. The discounts and premiums arising as a result of such revaluation were generally being accreted or amortized (i.e. added into income or deducted from income), net of tax, using the level yield or interest method over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments was to increase consolidated net earnings during the year ended December 31, 2000 and 1999 by approximately $149,000 and $658,000, respectively, and none for the year ended December 31, 2001.

The payment of dividends by Bancorp is subject to declaration by Bancorp's Board of Directors and compliance with applicable indenture covenants and will depend upon, among other things, the results of operations, financial condition and cash requirements of Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to Bancorp, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. Currently, Bancorp pays a quarterly dividend of $0.029 per share for Class A and Class B Common Stock.

The following are additional equity transactions of Bancorp that impact or could impact the Company's ownership percentage of Bancorp and minority interest

Issuance of Bancorp Class A Common Stock

During December 2001, Bancorp sold 6.9 million shares of its Class A Common Stock in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million. Bancorp used the proceeds to fund a portion of the purchase price to acquire Community Savings Bankshares, Inc. on March 22, 2002.

On August 15, 2001, Bancorp called for redemption approximately $51 million in principal amount of its outstanding 6-3/4% Convertible Subordinated Debentures due 2006. The 6 3/4% Convertible Debentures were convertible into Bancorp's Class A Common Stock at $5.70 per share. At the redemption date on September 19, 2001, all but approximately $251,000 of the 6 3/4% Convertible Debentures were converted by holders into an aggregate of 8,919,649 million shares of Bancorp's Class A Common Stock.

During July 2001, Bancorp sold 5.1 million shares of its Class A Common Stock in an underwritten public offering at a price of $8.50 per share. The net proceeds after underwriting discounts and expenses were approximately $40.3 million and were used to redeem approximately $34.8 million of its subordinated investment notes and for general corporate purposes.

Retirement of Bancorp Public Class B Common Stock:

On August 17, 2000, Bancorp's Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all publicly held shares of Bancorp Class B Common Stock at a price of $6.00 per share. Pursuant to the transaction, Bancorp paid $33.2 million (including $1.5 million of transaction expenses) to retire 5,275,752 shares of its Class B Common Stock. As a result of the transaction, the Company became the sole holder of the Class B Common Stock. Bancorp's Class A Common Stock remained outstanding and unchanged by the transaction.

Outstanding options to purchase Bancorp Class A Common Stock remained exercisable for the same number of shares of Bancorp Class A Common Stock as the surviving corporation for the same exercise price and upon the same terms as in effect before the corporate transaction. Likewise, Bancorp's 6-3/4% Convertible Subordinated Debentures due 2006 and 5-5/8% Convertible Subordinated Debentures due 2007 remained convertible into the same number of shares of Bancorp Class A Common Stock at the same conversion price and upon the same terms as in effect before the corporate transaction.

The redemption and retirement of all publicly held outstanding shares of Bancorp Class B Common Stock resulted in compensation expense of $1.3 million for the year ended December 31, 2001. The compensation charge resulted from retirement of shares of Bancorp Class B Common Stock in the corporate transaction from holders who received these shares upon exercise of options to acquire Bancorp Class B Common Stock within six months of the date of retirement.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Bancorp Restricted Stock Incentive Plan and Retention Pool:

During the year ended  December  31,  2001,  Bancorp  issued  196,500  shares of
Bancorp restricted Class A Common Stock to certain key employees of BankAtlantic. The restricted stock vests over designated periods and had a fair market value of $1.4 million on the issue date.

Bancorp in December 1998, adopted a Restricted Stock Incentive Plan ("BankAtlantic Bancorp-Ryan Beck Restricted Stock Incentive Plan") to provide additional incentives to officers and key employees of Bancorp's subsidiary, Ryan Beck. The Plan provided up to 862,500 Bancorp Class A common shares of restricted stock, of which not more than 287,500 shares may be granted to any one person. The Plan allows the Board of Directors of Bancorp to impose an annual cap on awards.

The Board of Bancorp granted 16,287, 0, and 127,002 shares of Bancorp restricted Class A Common Stock under this plan to key employees of Ryan Beck in 2001, 2000 and 1999, respectively. The fair value of the awards was recorded as compensation expense over the vesting period. The restricted stock vests over designated periods and had a fair market value of $100,000, $0, and $801,000 on the issue date in 2001, 2000 and 1999, respectively.

In connection with the acquisition of Ryan Beck in June 1998, Bancorp established a retention pool covering certain key officers of Ryan Beck, under which 785,866 shares of Bancorp restricted Class A Common Stock were issued to key employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares vest four years from the date of acquisition and are treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc., Deferred Compensation Plan ("Plan"). The purpose of the plan was to provide employees of Ryan Beck with a cash-based deferred compensation plan in exchange for their interest in Bancorp's restricted Class A Common Stock issued upon the establishment of the retention pool. On March 1, 2000, 749,533 shares of Bancorp Class A restricted common stock out of the 755,474 shares of Bancorp restricted common stock outstanding were retired in exchange for the establishment of interests in the new plan in the aggregate amount of $7.8 million. Bancorp may at its option terminate the Plan at any time without the consent of its participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). The participant's account will be settled by Bancorp in cash on the vesting date (June 28, 2002) except Bancorp can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If Bancorp elects to exercise its rights to defer 50% of the cash payment, Bancorp will issue a note bearing interest at prime plus 1%. Included in the Company's Statement of Financial Condition in other liabilities was a $6.5 million obligation associated with the Plan. Included in the Statement of Operations during 2001and 2000 was $2.0 million and $1.9 million, respectively of compensation expense associated with the Plan.

Bancorp Stock Repurchases:

In March 1998, Bancorp Board of Directors announced a plan to purchase up to 2.3 million shares of its common stock and in July 1999, Bancorp's Board approved a plan to purchase up to an additional 3.5 million shares of its common stock. The repurchase plans were canceled as of December 31, 2000.

Bancorp repurchased and retired the following shares pursuant to the above announced purchase plans (in thousands except share data):

                                                       For the Year
                                                    Ended December 31,
                                                 -----------------------
                                                    2000         1999
                                                 ----------   ----------
Bancorp Class A shares purchased                         --    1,149,655
Bancorp Class B shares purchased                    736,000      221,375
Amount paid to purchase Bancorp Class A shares   $       --   $    8,394
Amount paid to purchase Bancorp Class B shares   $    4,363   $    1,564

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Bancorp Stock Option Plans:

                                                                      Stock Option Plans
                                          -----------------------------------------------------------------------------
                                          Maximum Term       Shares        Class of       Vesting          Type of
                                               (3)       Authorized (6)      Stock      Requirements     Options (5)
                                          -----------------------------------------------------------------------------
1996 Stock Option Plan                      10 years         2,246,094         A        5 Years (1)         ISO, NQ
1998 Ryan Beck Option Plan                  10 years           362,417         A                (4)         ISO, NQ
1998 Stock Option Plan                      10 years           920,000         A        5 Years (1)         ISO, NQ
1999 Non-qualifying Stock Option Plan       10 years           862,500         A                (2)              NQ
1999 Stock Option Plan                      10 years           862,500         A                (2)         ISO, NQ
2000 Non-qualifying Stock Option Plan       10 years         1,704,148         A        immediately              NQ
2001 Stock Option Plan                      10 years         1,500,000         A        5 Years (1)         ISO, NQ

(1)  All Bancorp directors' stock options vest immediately.
(2)  Options vest at the discretion of the compensation committee.
(3)  All outstanding options could be exercised 10 years after their grant date.
(4) Upon acquisition of Ryan Beck, Bancorp assumed all options outstanding under Ryan Beck's existing stock option plans at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the 1998 Ryan Beck option plan and the plan will terminate when the outstanding options expire. The value of such options at the acquisition date was included in the cost of the Ryan Beck acquisition and credited to additional paid-in-capital.
(5)  ISO - Incentive Stock Option NQ - Non-qualifying Stock Option
(6) During 2001 shares available for granting but not then granted from all stock options plans except the 2001 stock option plan were canceled. Bancorp's Board has increased the number of shares authorized under the 2001 stock option plan to 3,000,000 subject to shareholder approval at Bancorp 2002 Annual Meeting.

In August 2000, Bancorp's Class B Common Stock shareholder approved the BankAtlantic Bancorp 2000 non-qualifying stock option plan which authorized the issuance of options to acquire up to 1,704,148 shares of Bancorp Class A Common Stock. The plan was established pursuant to the corporate transaction in order to exchange options to acquire Bancorp Class B Common Stock that were converted in the transaction into options to acquire Bancorp's Class A Common Stock. All outstanding options to acquire Bancorp Class B Common Stock were exchanged for 1,704,148 non-qualifying options to acquire Bancorp Class A Common Stock at an exercise price ranging from $2.26 to $2.32, based upon the exercise price of the relevant Bancorp Class B option. The options issued had the same intrinsic value as Bancorp Class B options canceled and had substantially the same terms and conditions as the former options to purchase shares of Bancorp Class B Common Stock, including vesting and term. The 1994 option plan for the issuance of options to acquire Bancorp Class B Common Stock was terminated.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of Bancorp stock option activity segregated by class of stock was:

                                                    Bancorp       Bancorp
                                                    Class A       Class B
                                                    Outstanding   Outstanding
                                                    Options       Options
                                                    -----------   -----------
Outstanding December 31, 1998                        2,513,631     1,885,581
Exercised                                              (51,997)     (118,420)
Forfeited                                             (408,052)       (7,693)
Issued                                               1,534,754            --
                                                    ----------    ----------
Outstanding December 31, 1999                        3,588,336     1,759,468
Issued in connection with corporate transaction      1,704,148            --
Canceled in connection with corporate transaction           --    (1,136,108)
Exercised                                              (16,456)     (623,360)
Forfeited                                             (145,642)           --
Issued                                                 360,000            --
                                                    ----------    ----------
Outstanding at December 31, 2000                     5,490,386            --
Exercised                                             (361,085)           --
Forfeited                                             (227,097)           --
Issued                                                 553,875            --
                                                    ----------
Outstanding at December 31, 2001                     5,456,079            --
                                                    ==========    ==========
Available for grant at December 31, 2001               955,125            --
                                                    ==========    ==========

                                                           For the Year Ended
                                                               December 31,
                                                         ---------------------
                                                          2001    2000    1999
                                                         -----   -----   -----
Weighted average exercise price of options outstanding   $4.70   $4.80   $5.25
Weighted average exercise price of options exercised      4.32    3.40    3.90
Weighted average price of options forfeited              $6.06   $6.05   $5.92

With respect to Bancorp's stock option plan, the adoption of FAS 123 under the fair value based method would have increased compensation expense (net of tax) by $538,000 for the year ended December 31, 2001 and $1.1 million for each of the years in the two year period ended December 31, 2001. The Company's net income would have decreased by approximately $122,000, $396,000 and $344,000 for the years ended December 31, 2001, 2000 and 1999.

The option method used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

                                                        Weighted Average
                                ----------------------------------------------------------------------
                   Number of                                Risk Free                      Expected
   Year of          Options      Grant Date    Exercise      Interest        Expected      Dividend
    Grant           Granted      Fair Value      Price         Rate         Volatility       Yield
---------------   -----------   -----------   -----------   -----------    -----------    ------------
           1999     1,534,754   $      3.39   $      6.28          5.17%         50.00%          1.34%
           2000       270,000   $      1.78   $      3.84          6.47%         50.00%          2.61%
           2000        90,000   $      1.70   $      4.05          6.47%         50.00%          2.61%
           2001       553,875   $      1.69   $      3.94          5.04%         50.00%          3.00%

Bancorp's employee turnover factor was 13.00% for incentive stock options and 1.50% for non-qualifying stock options during the year ended December 31, 2001. Bancorp's employee turnover factor was 6.00% for officer incentive and non-qualifying stock options during the year ended December 31, 2000 Bancorp employee turnover factor was 6.00% for incentive stock options and 25% for non-qualifying stock options for the year ended December 31, 1999. The expected life for all options issued was 7.5 years.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about Bancorp's stock options outstanding at December 31, 2001:

                                             Options Outstanding                          Options Exercisable
                               ------------------------------------------------       ----------------------------
                                                Weighted-           Weighted-                          Weighted-
Class of     Range of          Number           Average             Average           Number           Average
Common       Exercise          Outstanding      Remaining           Exercise          Exercisable      Exercise
Stock        Prices            at 12/31/01      Contractual          Price            at 12/31/01       Price
                                                Life
------------ ---------------   --------------   ---------------     -----------       -------------    -----------
A            $2.26 to 4.44         2,474,742         5.0 years      $     2.89           1,597,866     $     2.34
A            $4.45 to 7.83         2,684,066         6.0 years            5.93             851,406           5.24
A            $7.84 to 12.23          297,271         5.3 years            8.71             105,459           9.35
                               -------------    --------------      ----------        ------------     ----------
                                   5,456,079         5.5 years      $     4.70           2,554,731     $     3.60
                               =============    ==============      ==========        ============     ==========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Income Taxes

The provision for income taxes consisted of (in thousands):

                                     2001        2000        1999
                                   --------    --------    --------
Continuing operations provision    $ 25,396    $ 13,362    $  4,183
Discontinued operations                  --         361          --
Extraordinary items                    (136)      4,280         110
Cumulative effect of a change in
  accounting principle                  683          --          --
                                   --------    --------    --------
Total                              $ 25,943    $ 18,003    $  4,293
                                   ========    ========    ========

Continuing operations:
Current:
   Federal                         $ 21,661    $ 13,483    $     80
   State                                478         869          --
                                   --------    --------    --------
                                     22,139      14,352          80
                                   --------    --------    --------
Deferred:
   Federal                            1,410      (2,098)      3,528
   State                              1,847       1,108         575
                                   --------    --------    --------
                                      3,257        (990)      4,103
                                   --------    --------    --------

Provision for income taxes         $ 25,396    $ 13,362    $  4,183
                                   ========    ========    ========

A reconciliation from the statutory federal income tax rate of 35% for the years ended December 31, 2001, 2000 and 1999 to the effective tax rate is as follows (in thousands):

                                                                          2001 (1)    2000 (1)    1999 (1)
                                                                          --------    --------    --------
Income tax provision at expected federal income tax rate of 35%           $ 16,927    $  8,062    $  4,002
  Increase (decrease) resulting from:
  Taxes related to subsidiaries not consolidated for income tax purpose      4,823       3,577          --
  Tax-exempt interest income                                                  (165)       (129)         --
  Provision for state taxes net of federal benefit                             501         565         374
  Change in valuation allowance for deferred tax assets                     (1,286)       (800)         --
  Change in State tax valuation allowance                                    1,637         926          --
  Impairment and amortization of costs over
     fair value of net assets acquired                                       3,590       1,300          --
  Other - net                                                                 (631)       (139)       (193)
                                                                          --------    --------    --------
          Provision for income taxes                                      $ 25,396    $ 13,362    $  4,183
                                                                          ========    ========    ========

(1) Expected tax is computed based upon income (loss) before minority interest, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The tax effects of temporary differences that give rise to significant components of the deferred tax assets and tax liabilities at December 31, 2001 and 2000 were (in thousands):

                                                                                         December 31,
                                                                                     --------------------
                                                                                       2001        2000
                                                                                     --------    --------
Deferred tax assets
   Provision for discontinued operations, restructuring charges and write-downs      $    404    $  1,106
   Allowance for loans, REO, tax certificate losses, investment losses and
     other reserves for financial statement purposes                                   20,536      20,780
   Net operating loss carryforward                                                      8,252       6,905
   Real estate held for development and sale capitalized costs for tax purposes
     in excess of amounts capitalized for financial statement purposes                 10,669      13,192
   Other                                                                                5,461       4,391
                                                                                     --------    --------
  Total gross deferred tax assets                                                      45,322      46,374
  Less valuation allowance                                                              7,682       7,331
                                                                                     --------    --------
  Total deferred tax assets                                                            37,640      39,043
                                                                                     --------    --------
Deferred tax liabilities:
   Subsidiary not consolidated for income tax purposes                                 26,853      24,375
   Tax bad debt reserve in excess of base year reserve                                    546         819
   Deferred loan income, due to differences in the recognition of loan origination
     fees and discounts                                                                   688       1,984
   Accumulated other comprehensive income                                              10,018       3,955
    Other                                                                               3,451       3,565
                                                                                     --------    --------
  Total gross deferred tax liabilities                                                 41,556      34,698
                                                                                     --------    --------
  Net deferred tax (liability) asset                                                   (3,916)      4,345
  Less net deferred income tax (asset) liability at beginning of period                (4,345)     13,594
  Less deferred income tax assets at beginning of period resulting from
    Bancorp consolidation                                                                  --     (41,487)
  Less deferred provision for income tax applicable to extraordinary items                 --          --
  (Decrease) in deferred tax liability from Bancorp's other capital transaction        (1,026)        (66)
  (Decrease) increase in BFC's accumulated other comprehensive income                  (1,467)      6,355
  Increase (decrease) in Bancorp's accumulated other comprehensive income               7,497      18,002
                                                                                     --------    --------
  (Provision) benefit for deferred income taxes                                        (3,257)        743
  Provision for deferred income taxes - discontinued operations                            --         247
                                                                                     --------    --------
  (Provision) benefit for deferred income taxes - continuing operations              $ (3,257)   $    990
                                                                                     ========    ========

                                                              For the Year Ended
                                                                  December 31,
                                                              ------------------
                                                                2001     2000
Activity in the deferred tax valuation allowance              -------- --------
  was (in thousands):

Balance, beginning of period                                  $ 7,331   $   --
Bancorp balance at beginning of period                             --    5,140
Utilization of acquired tax benefits                           (1,163)    (470)
Increase in state deferred tax valuation allowance              1,637    2,991
Other decreases in deferred tax valuation allowance              (123)    (330)
                                                              -------   ------
Balance, end of period                                        $ 7,682   $7,331
                                                              =======   ======

Except as discussed below, Bancorp's management believes that Bancorp will have sufficient taxable income of the appropriate character in future years to realize its net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required for the years ended December 31, 2001

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and 2000 as it was management's assessment that, based on available information, it is more likely than not that a portion of the deferred tax asset will not be realized. A change in the valuation allowance will occur if there is a change in management's assessment of the amount of the net deferred income tax asset that is expected to be realized. The valuation allowance was established in order to reflect uncertainties associated with the utilization of certain tax benefits acquired in connection with the Core Communities and Levitt Companies acquisitions.

For the years ended December 31, 2001 and 2000, the activity in the valuation allowance included increases of $1.6 million and $3.0 million, respectively relating to state deferred tax assets for which realizability is limited due to the deconsolidation of Bancorp and its subsidiaries for Florida income tax purposes. The remaining activity in the valuation allowance relates to utilization of tax benefits and adjustments of estimated future tax benefits associated with Levitt Companies' real estate activities.

Approximately $2.0 million of net operating loss carryforwards ("NOL's") acquired in connection with the Core Communities acquisition remain as of December 31, 2001 which expire through the year 2011. The NOL carryforwards can only be realized if Core Communities has taxable income of an appropriate character.

Bancorp is not included in the Company's consolidated tax return. At December 31, 2001, the Company (excluding Bancorp) had estimated state and federal net operating loss carry forwards as follows (in thousands):

  Expiration
     Year          State            Federal
  ----------    ------------     --------------
     2006               429                 --
     2007             4,235              4,558
     2008             2,332              3,322
     2011             1,662              1,831
     2012               669                984
     2021             1,160              1,857
                -----------      -------------
                     10,487             12,552
                ===========      =============

Prior to December 31, 1996, Bancorp was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, retained earnings at December 31, 2001 includes $10.1 million for which no provision for income tax has been provided. If in the future this portion of retained earnings is distributed, or Bancorp no longer qualifies as a bank for tax purposes, federal income tax of approximately $3.9 million would be imposed.

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

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           Class B
                                         Outstanding
                                           Options      Price per Share
                                        -------------   ---------------
Outstanding at December 31, 1998            2,919,407    1.13 to 10.34
Issued                                        182,500    6.00 to  6.00
Exercised                                          --
                                        -------------
Outstanding at December 31, 1999            3,101,907    1.13 to 10.34
Issued                                             --
Exercised                                          --
                                        -------------
Outstanding at December 31, 2000            3,101,907    1.13 to 10.34
Issued                                             --
Exercised                                     (18,750)   1.20 to  1.20
                                        -------------
Outstanding at December 31, 2001            3,083,157    1.13 to 10.34
                                        =============
Exercisable at December 31, 2001            2,900,657    1.13 to 10.34
                                        =============
Available for grant at December 31, 2001      543,125
                                        =============

The weighted average exercise price of options outstanding at December 31, 2001, 2000 and 1999 was $3.92, $4.03 and $4.03, respectively. The weighted average price of options exercised was $1.20 during the year 2001 and none in 2000 and 1999.

The adoption of FAS 123 under the fair value based method would have increased compensation expense by approximately $182,000, $183,000 and $134,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The effect of FAS 123 under the fair value based method would have affected net income and earnings per share as follows:

                                    For the Year Ended
                                        December 31,
                                2001        2000        1999
                              ---------   ---------   ---------
Net income :
   As reported                $   5,474       3,635       7,426
   Proforma                       5,362       3,523       7,344
Basic earnings per share:
   As reported                      .69         .46         .93
   Proforma                         .67         .45         .92
Diluted earnings per share:
   As reported                      .62         .43         .84
   Proforma                         .61         .42         .83

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

The employee turnover was considered to be none. The weighted average fair value of options granted during the years ended December 31, 1999 was $4.99. There were no options issued during 2001 and 2000.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at December 31, 2001:

                                Options Outstanding                            Options Exercisable
    -----------------------------------------------------------------------    -----------------------
                                             Weighted
                            Number            Average         Weighted           Number          Weighted
          Range of        Outstanding        Remaining         Average         Exercisable        Average
       Exercise Prices    at 12/31/01    Contractual Life  Exercise Price      at 12/31/01    Exercise Price
       ---------------    -----------    ----------------  --------------      -----------    --------------
       $1.00 to $5.00      2,368,157         3.7 Years         $2.47           2,368,157          $ 2.47
       $5.01 to $10.00       182,500         7.3 Years         $6.00                  --              --
      $10.01 to $10.34       532,500         6.0 Years        $10.34             532,500          $10.34

BFC Profit Sharing Plan

The Company has an employee's profit-sharing plan which provides for contributions to a fund of a defined amount, but not to exceed the amount permitted under the Internal Revenue Code as deductible expense. The provision charged to operations was approximately $35,000, $35,000 and $30,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Contributions are funded on a current basis.

Bancorp's Pension Plan

At December 31, 1998, Bancorp froze its defined benefit pension plan ("Plan") pursuant to which then-current participants in the Plan ceased accruing service benefits beyond that date and all participants became vested in the Plan. Bancorp will be subject to future pension expense or income based on future actual plan returns and actuarial values of the plan obligations to employees.

The following tables set forth the Plan's funded status and the prepaid pension cost included in the Consolidated Statements of Financial Condition in other assets at:

                                                                    December 31,
                                                            -----------------------------
                                                                2001            2000
                                                            -------------   -------------
                                                                   (In thousands)
Projected benefit obligation at the beginning of the year   $    18,938     $    17,665
Interest cost                                                     1,429           1,353
Actuarial loss                                                    1,503             712
Benefits paid                                                      (782)           (792)
                                                            -----------     -----------
Projected benefit obligation at end of year                 $    21,088     $    18,938
                                                            ===========     ===========

                                                                    December 31,
                                                            -----------------------------
                                                                2001            2000
                                                            -------------   -------------
                                                                   (In thousands)
Fair value of Plan assets at the beginning of year          $     26,822    $     28,278
Actual return on Plan assets                                      (1,474)           (664)
Employer contribution                                                 --              --
Benefits paid                                                       (782)           (792)
                                                            ------------    ------------
Fair value of Plan assets as of actuarial date              $     24,566    $     26,822
                                                            ============    ============

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                              December 31,
                                                                      ----------------------------
                                                                          2001            2000
                                                                      -------------   ------------
                                                                             (In thousands)
Actuarial present value of projected benefit obligation for service
  rendered to date                                                    $    (21,088)   $    (18,938)
Plan assets at fair value as of the actuarial date                          24,566          26,822
                                                                      ------------    ------------
Plan assets in excess of projected benefit obligation                        3,478           7,884
Unrecognized net loss (gain) from past experience different from
 that assumed and effects of changes in assumptions                          3,505          (1,853)
                                                                      ------------    ------------
Prepaid pension cost                                                  $      6,983    $      6,031
                                                                      ============    ============

Net pension cost includes the following components:

                                                        For the Year Ended
                                                           December 31,
                                                     -----------------------
                                                        2001          2000
                                                     ---------     ---------

Service cost benefits earned during the period       $      --     $      --
Interest cost on projected benefit obligation            1,429         1,353
Expected return on plan assets                          (2,381)       (2,511)
Amortization  of unrecognized net gains and losses          --          (309)
                                                     ---------     ---------
Net periodic pension benefit (1)                     $    (952)    $  (1,467)
                                                     =========     =========

(1)  Periodic pension benefit is included in employee compensation expense.

The actuarial assumptions used in accounting for the Plan were:

                                                      For the Year Ended
                                                         December 31,
                                                    -------------------
                                                      2001        2000
                                                    --------    -------
Weighted average discount rate                         7.25%      7.50%
Rate of increase in future compensation levels          N/A         N/A
Expected long-term rate of return                      9.00%      9.00%

Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. Participant data at December 31, 2001 and 2000, was used for the actuarial assumption for the years ended December 31, 2001 and 2000. Bancorp did not fund the plan during the years ended December 31, 2001 and 2000.

BankAtlantic 401(k) Plan:

BankAtlantic sponsors a defined contribution plan ("401(k) Plan") for all employees who have completed three months of service. Employees can contribute up to 14% of their salary, not to exceed $10,500 for 2001 and 2000. For employees that fall within the highly compensated criteria, maximum contributions were 7% of salary. Included in employee compensation and benefits on the consolidated statement of operations was $1.5 million and $1.1 million of expenses and employer contributions related to the 401(k) Plan for the years ended December 31, 2001 and 2000, respectively. The discretionary employer match was 100% of the first 4% of an employee's contribution for the years ended December 31, 2001 and 2000, vesting according to a schedule over a period of five years. Beginning January 1, 2002, the 401(k) Plan was amended to provide for an employer match of 100% of the first 3% of an employee's contribution and 50% of the next 1% of an employee's contribution, paid each pay day and vesting immediately.

BFC 401(k) Plan

BFC sponsors a defined contribution plan ("401(k) Plan") for all employees who are at least 21 years of age. Employees can contribute up to 50% of their salary not to exceed the maximum dollar limitations contained in the Internal Revenue Code in

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


effect for such calendar year. Under the 401(k) Plan, BFC may make a discretionary match as deemed appropriate by the BFC Board of Directors. BFC did not make any matching contributions during 1999, 2000 or 2001.

Ryan Beck Plans:

Ryan Beck maintains two retirement plans for eligible employees, the 401(k) Savings Plan and the Money Purchase Pension Plan.

Ryan Beck's Money Purchase Pension Plan contributions totaled $1.4 million, $1.6 million and $1.0 million during the years ended December 31, 2001, 2000 and 1999, respectively. Ryan Beck contributes 8% of an employee's eligible earnings, as defined, subject to certain limitations.

Ryan Beck's employees may contribute up to 12% of their earnings, subject to certain limitations, to the 401(k) Savings Plan. For the period January 1, 2001 to March 31, 2001, Ryan Beck matched dollar-for-dollar on the first 4% of contributions for salaried employees and the first 2.5% for investment consultants. Effective April 1, 2001, Ryan Beck suspended the matching contributions to its 401(k) Savings Plan. Included in employee compensation and benefits on the consolidated statement of operations was $224,000 and $560,000 of expenses and employer contributions related to the 401(k) Savings Plan during the years ended December 31, 2001 and 2000, respectively.

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

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. Commitments and Contingencies

Bancorp is lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2001, for the periods shown was (in thousands):

Year Ending December 31,                       Amount
                                            ------------
2002                                        $     7,381
2003                                              6,814
2004                                              4,498
2005                                              2,750
2006                                              2,188
Thereafter                                        4,211
                                            -----------
          Total                             $    27,842
                                            ===========

                                                           For the Year Ended
                                                              December 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Rental expense for premises and equipment                 $ 10,545   $  9,683
                                                          --------   --------
Allowance for future rental payments on closed branches
(included in other liabilities)                           $     --   $     75
                                                          ========   ========

The allowance for closed branches includes branches closed in prior periods, and those branches included in the restructuring plan (see Note 5).

At December 31, 2001, BankAtlantic leased 327 ATM's located in BankAtlantic branch locations, cruise ships, Native American Reservation gaming facilities and various retail outlets.

In the normal course of its business, Bancorp is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments with off-balance sheet risk were:

                                                               December 31,
                                                          ----------------------
                                                            2001        2000
                                                          ----------  ----------
                                                              (in thousands)
Commitment to sell fixed rate residential loans           $     462   $      599
Commitments to purchase mortgage backed securities           60,394       11,564
Forward contract to purchase mortgage-backed securities 110,752 225,163 Commitments to extend credit, including the undisbursed
  portion of loans in process                               779,788      476,545
Letters of credit                                           196,883      187,596

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $28.0 million of commitments to extend credit at a fixed interest rate and $751.8 million of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management's credit evaluation of the counter-party.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $43.7 million and $40.6 million at December 31, 2001 and 2000, respectively.

As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2001 BankAtlantic was in compliance with this requirement, with an investment of approximately $56.4 million in stock of the FHLB of Atlanta.

Levitt Companies is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. Levitt Companies provides home purchasers with warranties against certain defects for a period of up to two years from the date of purchase. Levitt Companies provides for estimated warranty costs when the home is sold and continuously monitors its warranty exposure and service program.

Core Communities entered into a connection fee Guarantee Agreement with the St. Lucie West Services District ("District"). The agreement provides the District with assurance that sufficient water and sewer connection fees will be prepaid by Core Communities to service outstanding bonds of the District. Core
Communities has no underlying guarantee obligation in connection with the District Bonds.

Upon the acquisition of Ryan Beck, the Company became subject to the risks of investment banking. Ryan Beck's customers' securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of Ryan Beck and is responsible for execution, collection of and payment of funds and, receipt and delivery of securities relative to customer transactions. Customers' securities activities are transacted on a cash and margin basis. These transactions may expose Ryan Beck to off-balance-sheet risk, wherein the clearing broker may charge Ryan Beck for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. Ryan Beck seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and that customer transactions are executed properly by the clearing broker. Ryan Beck does not utilize futures as a hedge against interest rate risk for its trading inventory or use derivatives in its trading activities.

16. Regulatory Matters

BFC Financial Corporation is a unitary savings bank holding company that owns approximately 16% and 100%, respectively of the outstanding Bancorp Class A and Class B Common Stock, in the aggregate representing 23% of all the outstanding Bancorp Common Stock. Bancorp is the holding company for BankAtlantic Bank by virtue of its ownership of 100% of the outstanding BankAtlantic common stock. BFC is subject to regulatory oversight and examination by the OTS as discussed herein with respect to Bancorp. Bancorp is a unitary savings bank holding company subject to regulatory oversight and examination by the OTS, including normal supervision and reporting requirements. The Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934.

BankAtlantic's deposits are insured by the FDIC for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic's financial statements. BankAtlantic's ability to pay dividends to Bancorp is subject to regulatory approvals. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels. At December 31, 2001, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.

The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to Bancorp. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2001 this capital distribution limitation was $46.2 million.

Certain covenants contained in Levitt Companies loan agreement prohibit it from paying dividends to Bancorp. Ryan Beck has not paid dividends to Bancorp and it is not anticipated that Ryan Beck will pay dividends to Bancorp during 2002.

BankAtlantic's actual capital amounts and ratios are presented in the table:

                                                                   For Capital                To Be Considered
                                      Actual                    Adequacy Purposes             Well Capitalized
                            ---------------------------    ---------------------------   ---------------------------
                               Amount         Ratio           Amount         Ratio          Amount         Ratio
                            ------------   ------------    ------------   ------------   ------------   ------------
(Dollars in Thousands)
As of December 31, 2001:
Total risk-based capital    $    383,295          12.90%   $>/= 237,648       >/= 8.00%  $    297,060       >/=10.00%
Tier I risk-based capital   $    346,057          11.65%   $>/= 118,824       >/= 4.00%  $    178,236       >/= 6.00%
Tangible capital            $    346,057           8.02%   $>/=  64,707       >/= 1.50%  $     64,707       >/= 1.50%
Core capital                $    346,057           8.02%   $>/= 172,551       >/= 4.00%  $    215,689       >/= 5.00%
As of December 31, 2000:
Total risk-based capital    $    328,973          11.00%   $>/= 239,356       >/= 8.00%  $    299,194       >/=10.00%
Tier I risk-based capital   $    291,544           9.74%   $>/= 119,678       >/= 4.00%  $    179,517       >/= 6.00%
Tangible capital            $    291,544           6.66%   $>/=  65,653       >/= 1.50%  $     65,653       >/= 1.50%
Core capital                $    291,544           6.66%   $>/= 175,077       >/= 4.00%  $    218,846       >/= 5.00%

Bancorp's wholly owned subsidiary, Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At December 31, 2001, Ryan Beck's regulatory net capital was approximately $6.2 million, which exceeded minimum net capital rule requirements by $5.2 million.

Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2001.

17. Litigation

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

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18. Parent Company Financial Information

Condensed Statements of Financial Condition at December 31, 2001 and 2000, Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three year period ended December 31, 2001 are shown below:

                   Condensed Statements of Financial Condition
                           December 31, 2001 and 2000
                        (in thousands except share data)

                                                                        December 31,
                                                                    -------------------
                               Assets                                 2001       2000
                               ------                               --------   --------
Cash and cash equivalents                                           $  2,706   $    172
Securities available for sale, at market value                           859        827
Investment in venture partnerships                                     4,691      8,483
Investment in BankAtlantic Bancorp, Inc.  ("Bancorp")                 98,815     89,603
Investment in other subsidiaries                                      13,887     13,380
Loans receivable                                                       1,184         --
Other assets                                                             831      6,369
                                                                    --------   --------
   Total assets                                                     $122,973   $118,834
                                                                    ========   ========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Borrowings                                                          $  4,515   $  4,080
Other liabilities                                                     22,491     20,511
Deferred income taxes                                                 21,795     21,628
                                                                    --------   --------
    Total liabilities                                                 48,801     46,219
                                                                    --------   --------
Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                          --         --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 6,461,994 in 2001 and 6,454,494 in 2000          58         58
Class B common stock, of $.01 par value; authorized 20,000,000 shares;
  issued and outstanding 2,366,157 in 2001 and 2,354,907 in 2000          21         21
Additional paid-in capital                                            24,206     25,788
Retained earnings                                                     47,195     41,721
                                                                    --------   --------
 Total stockholders' equity before
  accumulated other comprehensive income                              71,480     67,588
Accumulated other comprehensive income                                 2,692      5,027
                                                                    --------   --------
 Total stockholders' equity                                           74,172     72,615
                                                                    --------   --------
     Total liabilities and stockholders' equity                     $122,973   $118,834
                                                                    ========   ========

                       Condensed Statements of Operations
     For Each of the Years in the Three Year Period Ended December 31, 2001
                                 (in thousands)

                                                             2001        2000        1999
                                                           --------    --------    --------
Revenue - interest and other                               $  1,010    $    479    $  1,423
Expenses - interest and other                                 4,022       4,541       2,958
                                                           --------    --------    --------
(Loss) before undistributed earnings from subsidiaries       (3,012)     (4,062)     (1,535)
Equity in income from Bancorp                                10,551       8,264      10,501
Equity in income from other subsidiaries                        595       1,188       2,468
                                                           --------    --------    --------
 Income before income taxes and extraordinary items           8,134       5,390      11,434
Provision for income taxes                                    2,660       1,755       4,183
                                                           --------    --------    --------
Income  from continuing operations                            5,474       3,635       7,251
Extraordinary items, net of income taxes of $110 in 1999         --          --         175
                                                           --------    --------    --------
Net income                                                 $  5,474    $  3,635    $  7,426
                                                           ========    ========    ========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       Condensed Statements of Cash Flows
     For Each of the Years in the Three Year Period Ended December 31, 2001
                                 (in thousands)

                                                             2001        2000        1999
                                                           --------    --------    --------
Operating Activities:
Income from continuing operations                          $  5,474    $  3,635    $  7,251
Income from extraordinary items                                  --          --         175
Adjustments to reconcile net income to net
  cash  provided by (used in) operating activities:
Equity in earnings  of Bancorp                              (10,551)     (8,264)    (10,501)
Equity in earnings  of other subsidiaries                      (595)     (1,188)     (2,468)
Depreciation, amortization and accretion, net                    25           5          17
Provision for deferred income taxes                           2,660       1,745       4,103
Loss on investment securities                                   920       1,776          --
Increase in deferred interest on subordinated debentures         --          --         403
Proceeds from escrow for called debenture liability              --       2,455          --
Advances (to) from other subsidiaries                         1,538       4,837      (5,405)
Increase in loans receivable                                 (1,184)         --          --
Decrease (increase) in other assets                           1,671        (529)       (330)
Increase (decrease) in other liabilities                        719        (144)        152
                                                           --------    --------    --------
Net cash  provided by (used in) operating activities            677       4,328      (6,603)
                                                           --------    --------    --------
Investing Activities:
Common stock dividends received from Bancorp                  1,468       1,288       1,236
(Increase) decrease in securities available for sale           (100)     (2,637)        343
                                                           --------    --------    --------
 Net cash provided  by (used in) investing activities         1,368      (1,349)      1,579
                                                           --------    --------    --------
Financing Activities:
Borrowings                                                    4,515          --       8,079
Repayment of borrowings                                      (4,080)     (4,000)     (4,074)
Issuance of common stock upon exercise of stock option           54          --          --
                                                           --------    --------    --------
Net cash provided by (used in) financing activities             489      (4,000)      4,005
                                                           --------    --------    --------
Increase (decrease) in cash  and cash equivalents             2,534      (1,021)     (1,019)
Cash  at beginning of period                                    172       1,193       2,212
                                                           --------    --------    --------
Cash at end of period                                      $  2,706    $    172    $  1,193
                                                           ========    ========    ========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19. Selected Quarterly Results (Unaudited)

The following tables summarize the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands except for per share data):

                                                        First      Second       Third       Fourth
                     2001                              Quarter     Quarter     Quarter      Quarter      Total
Interest income                                       $  86,349   $  83,761   $  83,186    $  72,705   $ 326,001
Interest expense                                         54,274      50,341      45,829       38,394     188,838
                                                      ---------   ---------   ---------    ---------   ---------
Net interest income                                      32,075      33,420      37,357       34,311     137,163
Provision for loan losses                                 2,761       4,040       7,258        2,846      16,905
                                                      ---------   ---------   ---------    ---------   ---------
Net interest income after provision for loan losses      29,314      29,380      30,099       31,465     120,258
                                                      ---------   ---------   ---------    ---------   ---------
Income before income taxes and minority interest         11,695      11,641       9,972       15,056      48,364
Provision for income taxes                                5,509       5,273       7,468        7,146      25,396
Minority interest in income
  of consolidated subsidiaries                            4,969       4,983       1,618        6,809      18,379
                                                      ---------   ---------   ---------    ---------   ---------
Income from continuing operations                         1,217       1,385         886        1,101       4,589
Extraordinary loss, net of taxes                             --          --        (253)          --        (253)
Cumulative effect of a change in accounting
  principle, net of tax                                   1,138          --          --           --       1,138
                                                      ---------   ---------   ---------    ---------   ---------
Net income                                            $   2,355   $   1,385   $     633    $   1,101   $   5,474
                                                      =========   =========   =========    =========   =========
Basic earnings  per share from
  continuing operations                               $    0.15   $    0.17   $    0.11    $    0.14   $    0.58
Basic loss per share from extraordinary items                --          --       (0.03)          --       (0.03)
Basic earnings per share from cumulative effect
  of a change in accounting principle                      0.14          --          --           --        0.14
                                                      ---------   ---------   ---------    ---------   ---------
Basic earnings  per share                             $    0.29   $    0.17   $    0.08    $    0.14   $    0.69
                                                      =========   =========   =========    =========   =========

Diluted earnings per share from
  continuing operations                               $    0.14        0.16        0.10         0.12        0.52
Diluted loss per share from extraordinary items              --          --       (0.03)          --       (0.03)
Diluted earnings per share from cumulative
  effect of a change in accounting principle               0.13          --          --           --        0.13
                                                      ---------   ---------   ---------    ---------   ---------
Diluted earnings  per share                           $    0.27   $    0.16   $    0.07    $    0.12   $    0.62
                                                      =========   =========   =========    =========   =========

Basic weighted average number of common
   shares outstanding                                     7,957       7,957       7,957        7,957       7,957
                                                      =========   =========   =========    =========   =========
Diluted weighted average number of common
  shares outstanding                                      8,552       8,722       8,938        8,857       8,773
                                                      =========   =========   =========    =========   =========

Included in net income during the third quarter of 2001 was a $6.6 million impairment of goodwill relating to Bancorp's leasing subsidiary. Included in interest income during the third quarter was $2.8 million of discount accretion from the repayment of a commercial real estate loan. The improvement in net income during the fourth quarter reflects a significant decline in Bancorp's provision for loan losses, increased earnings from real estate operations and improvements in the net interest margin. The above improvements in net income during the fourth quarter were partially offset by a $2.6 million litigation accrual associated with Levitt Companies.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      First       Second       Third       Fourth
                      2000                           Quarter      Quarter     Quarter      Quarter       Total
Interest income                                     $  77,883    $  80,442   $  85,334    $  85,237    $ 328,896
Interest expense                                       47,596       50,783      56,053       56,974      211,406
                                                    ---------    ---------   ---------    ---------    ---------
Net interest income                                    30,287       29,659      29,281       28,263      117,490
Provision for loan losses                              10,787        4,533       6,696        7,116       29,132
                                                    ---------    ---------   ---------    ---------    ---------
Net interest income after provision for loan           19,500       25,126      22,585       21,147       88,358
losses
                                                    ---------    ---------   ---------    ---------    ---------
Income before income taxes, minority interest
  discontinued operations and extraordinary items       6,307        7,695       3,005        6,028       23,035
Provision for income taxes                              3,430        2,998       2,107        4,827       13,362
Minority interest in income
  of consolidated subsidiaries                          4,759        3,590       3,637        2,669       14,655
                                                    ---------    ---------   ---------    ---------    ---------
(Loss) income from continuing operations               (1,882)       1,107      (2,739)      (1,468)      (4,982)
Income from discontinued operations                        --          259         165          245          669
Extraordinary item, net of taxes                        3,466            0       3,966          516        7,948
                                                    ---------    ---------   ---------    ---------    ---------
Net income (loss)                                   $   1,584    $   1,366   $   1,392    $    (707)   $   3,635
                                                    =========    =========   =========    =========    =========
Basic (loss) earnings  per share from
  continuing operations                             $   (0.24)   $    0.14   $   (0.34)   $   (0.18)   $   (0.63)
Basic earnings  per share from                             --
 discontinued operations                                   --         0.03        0.02         0.03         0.09
Basic earnings per share from extraordinary items        0.44           --        0.50         0.06         1.00
                                                    ---------    ---------   ---------    ---------    ---------
Basic earnings  (loss) per share                    $    0.20    $    0.17   $    0.18    $   (0.09)   $    0.46
                                                    =========    =========   =========    =========    =========

Diluted (loss) earnings  per share from
  continuing operations                             $   (0.22)        0.13       (0.32)       (0.17)       (0.58)
Diluted earnings  per share from
 discontinued operations                                   --         0.03        0.02         0.03         0.08
Diluted earnings per share from extraordinary
items                                                    0.41           --        0.46         0.06         0.93
                                                    ---------    ---------   ---------    ---------    ---------
Diluted earnings  (loss) per share                  $    0.19    $    0.16   $    0.16    $   (0.08)   $    0.43
                                                    =========    =========   =========    =========    =========

Basic weighted average number of common
   shares outstanding                                   7,957        7,957       7,957        7,957        7,957
                                                    =========    =========   =========    =========    =========
Diluted weighted average number of common
  shares outstanding                                    8,525        8,506       8,492        8,516        8,521
                                                    =========    =========   =========    =========    =========

In August 2000, BankAtlantic Bancorp, Inc. shareholders approved a corporate transaction in which each share of Bancorp's Class B Common Stock was converted into .0000002051 of a share of Bancorp's Class B Common Stock as the surviving corporation in the transaction which was structured as a merger. No fractional shares were issued. The corporate transaction resulted in the retirement of all publicly held Bancorp Class B Common Stock, leaving BFC Financial Corporation as the sole holder of Bancorp's Class B Common Stock. The Class B Common Stock represented 100% of the voting rights of Bancorp at that time. Since that time, BFC has controlled greater than 50% of the vote of Bancorp and Bancorp is consolidated in the financial statements of BFC instead of carried on the equity basis.

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

Fair values of non-performing loans are based on the assumption that the loans are on a non-interest received status, discounted at market rates during a 24 month work-out period. Assumptions regarding credit risk are determined using available market information and specific borrower information.

The book value of tax certificates approximates market value. Fair value of mortgage-backed and investment securities is estimated on a price matrix obtained from a third party.

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

The fair value of advances from FHLB is based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The fair value of convertible subordinated debentures and guaranteed preferred beneficial interests in Bancorp's junior subordinated debentures was based on quoted market prices on NASDAQ. The fair values of other subordinated debentures, notes payable and brokerage margin account were based on discounted value of contractual cash flows at a market discount rate.

The following table presents information for the Company's financial instruments at December 31, 2001 and 2000 (in thousands):

                                                                  December 31, 2001         December 31, 2000
                                                               -----------------------   -----------------------
                                                                Carrying       Fair       Carrying       Fair
                                                                 Amount       Value        Amount       Value
                                                               ----------   ----------   ----------   ----------
Financial assets:
  Cash and other short term investments                        $  124,539   $  124,539   $   88,609   $   88,609
  Securities available for sale                                   859,483      859,483      887,946      887,946
  Trading securities                                               68,296       68,296       43,557       43,557
  Investment securities                                           428,718      434,470      383,619      387,971
  Loans receivable including loans held for sale, net           2,776,624    2,823,933    2,855,015    2,885,021
Financial liabilities:
  Deposits                                                     $2,276,567   $2,287,898   $2,234,485   $2,185,471
  Securities sold under agreements to repurchase and federal
    funds purchased                                               467,070      467,070      669,202      669,202
  Advances from FHLB                                            1,106,030    1,126,479    1,038,801    1,035,334
  Subordinated debentures and notes payable                       145,484      142,935      238,330      215,680
  Guaranteed preferred beneficial interests in Bancorp's
    junior subordinated debentures                                 74,750       73,405       74,750       54,194

The contract amount and related fees of BankAtlantic's commitments to extend credit, standby letters of credit, financial guarantees and forward FHLB commitments are not significant. (see Note 15 for the contractual amounts of BankAtlantic's financial instrument commitments)

Derivatives

The primary derivatives utilized by Bancorp during the year ended December 31, 2001 were interest rate swaps and forward contracts. Interest rate swap agreements are contracts between two entities that typically involve the exchange of cash flows based on agreed-upon prices, rates and indices. Financial forward contracts are agreements to buy financial instruments at a predetermined future date and price.

Bancorp uses interest rate swap contracts to manage its interest rate risk. During the year ended December 31, 2001, Bancorp created fair value hedges by entering into various interest rate swap contracts to convert designated fixed rate time deposits to a three-month LIBOR interest rate. Bancorp funds LIBOR based assets such as commercial real estate loans with fixed rate time deposits. In issuing time deposits Bancorp is exposed to changes in interest rates, which could adversely affect the fair value of the time deposits if rates were to decline. To reduce this exposure Bancorp originated interest rate swaps to convert fixed rate time deposits to a LIBOR floating rate. The hedged deposits and swap contracts were recorded at fair value as an adjustment to deposit interest expense and receivables and payables from the swap contracts were also recorded as an adjustment to deposit expense in the Company's Statement of Operations for the year ended December 31, 2001.

Additionally, Bancorp also created cash flow hedges by entering into interest rate swap contracts to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. Bancorp's risk management strategy was to fix the variability of cash outflows on floating rate advances at a rate of 5.09%. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company's Statement of Operations for the year ended December 31, 2001.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table outlines the notional amount and fair value of Bancorp's interest rate swaps outstanding at December 31, 2001: (in thousands)

                                                                         Paying       Receiving
                                             Notional                  Index/Fixed   Index/Fixed  Termination
                                              Amount     Fair Value      Amount        Amount         Date
                                            ----------   ----------    -----------   -----------  -----------
Fifteen year callable receive fixed swaps   $   10,000   $      284    3 mo. LIBOR      6.15%      11/13/2016
Ten year callable receive fixed swaps       $   30,000   $    1,042    3 mo. LIBOR      6.03%      12/17/2011
Five year pay fixed swaps                   $   25,000   $     (909)      5.73%      3 mo. LIBOR    1/05/2006
Three year pay fixed swaps                  $   50,000   $   (2,245)      5.82%      3 mo. LIBOR   12/28/2003

The method used to estimate the fair value of the interest rate swaps was discounted cash flows of the net change between the paying index and the receiving index.

During the year ended December 31, 2000, Bancorp entered into a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The underlying collateral is five year hybrid adjustable rate mortgage loans that will adjust annually after May 2005. The forward contract was held for trading purposes and recorded at fair value. Included in gains on trading securities and securities available for sale in the Statement of Operations were $108,000 and $316,000 of unrealized gains associated with the above forward contract during the year ended December 31 2001 and 2000, respectively.

21. Acquisitions

In June 2001, 2000 and 1999, pursuant to the February 1998 acquisition agreement under which Ryan Beck acquired Cumberland Advisors, Bancorp issued 43,991, 55,239 and 40,968 shares of Class A Common Stock and made a cash payment of $340,000, $210,000 and $266,000, respectively, to the former Cumberland Advisors partners. Such additional consideration was paid under earn-out provisions in accordance with the acquisition agreement and was recorded as an adjustment to the purchase price of Cumberland Advisors. Bancorp Class A Common Stock issued under this agreement is subject to restrictions prohibiting transfers for two years.

Effective March 1, 1998, Bancorp acquired Leasing Technology Inc. ("LTI"), a company engaged in the equipment leasing and finance business, in exchange for 826,175 shares of Bancorp Class A Common Stock and $300,000 in cash in a merger accounted for under the purchase method of accounting. Bancorp was amortizing $7.9 million of goodwill from the transaction over 25 years on a straight line basis. During the third quarter of 2001, after an extensive review by Bancorp of LTI's operations, Bancorp's management concluded that LTI will not be able to meet performance expectations and its products did not complement Bancorp's product mix. As a consequence, Bancorp closed the offices of LTI and ceased new lease originations. Bancorp determined that the goodwill associated with the LTI acquisition was impaired resulting in the write-off of the remaining unamortized LTI goodwill of $6.6 million.

22. Real Estate Held for Development and Sale and Joint Ventures

Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                   December 31,
                                           -----------------------------
                                               2001            2000
                                           -------------   -------------
Land and land development costs            $     114,499   $      87,989
Construction costs                                17,949          15,254
Other costs                                        9,985           4,775
Equity investments in Joint Ventures               7,127           7,559
Loans to joint ventures                           28,713          29,125
Other                                              4,890           8,678
                                           -------------   -------------
  Total                                    $     183,163   $     153,380
                                           =============   =============

Bancorp had commitments to loan an additional $5.0 million to joint ventures at December 31, 2001.

Levitt Companies invests in various real estate joint ventures. These joint ventures are in various stages of development and required equity investments by Levitt Companies at the inception of the project of 44.5% - 90% of the total venture equity

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


with profit sharing of 40% - 50% in future years. Certain of the joint venture partners have not made substantive equity investments in the partnerships. Additionally, some of the joint ventures have financed their projects through BankAtlantic. BankAtlantic's loans to joint ventures have resulted in deferral of the recognition of interest income on the financing activity and/or the deferral of profit recognition from the joint venture. The less than 50% owned joint ventures are accounted for under the equity method of accounting and primarily develop residential and multifamily properties.

The components of gains on sales of real estate held for development and sale were:

                                                          For the Year Ended December 31,
                                                 -------------------------------------------------
(In thousands)                                         2001               2000            1999
                                                 ----------------   ----------------   -----------
Sales of real estate                             $        144,677   $        107,393   $     3,488
Cost of sales on real estate                              109,637             83,809         2,097
                                                 ----------------   ----------------   -----------
  Gains on sales of real estate                            35,040             23,584         1,391
Equity in joint venture earnings                            2,888              1,141            --
                                                 ----------------   ----------------   -----------
Gains on sales of real estate held for sale
  and joint venture activities                   $         37,928   $         24,725   $     1,391
                                                 ================   ================   ===========

The Condensed Statements of Financial Condition and Condensed Statements of Operations for joint ventures is as follows for December 31, 2001 and 2000: (In thousands) (unaudited)

                                                       2001     2000
                                                     -------   -------
Statement of Financial Condition as of December 31
Real estate assets                                   $48,234   $50,455
Other assets                                          10,158     9,460
                                                     -------   -------
   Total Assets                                      $58,392   $59,915
                                                     =======   =======

Notes payable - BankAtlantic                         $28,832   $27,743
Other notes payable                                    3,445     5,605
Other liabilities                                     11,665    11,444
                                                     -------   -------
   Total Liabilities                                  43,942    44,792

Partners' capital                                     14,450    15,123
                                                     -------   -------
Total Liabilities and Equity                         $58,392   $59,915
                                                     =======   =======

                                               For the Year Ended
                                                  December 31,
                                               ------------------
                                                2001       2000
                                               -------   -------
Statement of Operations
Revenues                                       $79,655   $74,487
Selling, general and administrative expenses    74,617    68,055
                                               -------   -------
Net income                                     $ 5,038   $ 6,432
                                               =======   =======

23. Related Party Transactions

Alan B. Levan, President and Chairman of the Board of the Company also serves as Chairman of the Board and Chief Executive Officer of Bancorp and BankAtlantic.

John E. Abdo, Vice Chairman of the Board of the Company also serves as Vice Chairman of the Board of Directors of Bancorp and BankAtlantic and is a director and President of Levitt Companies, a wholly owned subsidiary of Bancorp.

Glen R. Gilbert, Executive Vice President of the Company also serves as Executive Vice President of Levitt Companies.

Alan B. Levan and John E. Abdo have investments or are partners in real estate joint ventures with developers, that in connection with other ventures, have loans from BankAtlantic or are partners with Levitt Companies. Additionally, Levitt

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Companies paid the Abdo Companies, Inc., which is controlled by Mr. Abdo, $291,246 for the year ended December 31, 2001 for services and management, including activities relating to BankAtlantic, Bancorp, Core Communities, Levitt and Sons, and the Levitt Companies joint ventures. Levitt Companies paid the Company $80,000 for the year ended December 31, 2001 for management and accounting services provided to Levitt Companies.

The Company paid BankAtlantic approximately $67,000 during 2001 for office space used by the Company in BankAtlantic's headquarters and for miscellaneous administrative and other related expenses.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group share equally in profits after interest earned by the Company on advances made by the Company. The Company bears any risk of loss under the arrangement with the Abdo Group. Pursuant to this arrangement with the Abdo Group, in December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 2001, all of the project except for land under two pylon signs, a cell tower site and the lake had been sold to unaffiliated third parties for approximately $21.4 million and the Company recognized net gains from the sales of real estate of approximately $4.8 million. The Abdo Group received approximately $2.6 million in 2000 from the Company for their real estate sales profit participation.

During 1999 and 2000, the Company (without consideration of Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company's interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, therefore, they are consolidated in these financial statements. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $5.1 million of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $4.4 million in the Partnership. The Company and the general partners retained ownership interests of approximately $1.8 million. Additionally, during 2001, approximately $895,000 of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $1.3 million in the partnerships. The Company and the general partners retained ownership interests of approximately $3.8 million increasing the Company's total investment in these partnerships to $5.6 million. Of the $1.3 million, Alan Levan and Jack Abdo each borrowed $500,000 from the Company on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company each borrowed $50,000 on a non-recourse basis to make their investments. Such amounts were still outstanding at the end of the year, bear interest at the prime rate plus 1% and are payable interest only annually with the entire balance due in February 2006. After the limited partners receive a specified return from the partnerships, the general partners are entitled to receive 20% of all cash distributions from the partnerships. The general partners are limited liability companies of which the members are: John E. Abdo - 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0%; John E. Abdo, Jr. - 17.5% and BFC Financial Corporation - 57.5%. Losses net of minority interests for the year ended December 31, 2001 were $881,000. At December 31, 2001, the Company's net investment in these partnerships was $4.7 million.

During 1999, BFC Financial Corporation entered into an agreement with John E. Abdo, Jr., son of John E. Abdo, a Director and Vice Chairman of the Board. Pursuant to the agreement, the Company will pay to John E. Abdo, Jr. an amount equal to 1% of the amount of the Company's investment in venture capital investments identified by him for the Company and will grant him a profit participation of 3 1/2% of the net profit realized by the Company through his interest in the general partner of the technology venture partnership that receives the identified investment. Additionally, the Company pays him an expense allowance of $300 per month. During 2001, the Company paid John E. Abdo, Jr. expense allowances of $3,600 pursuant to the agreement.

One of the technology limited partnerships and Bancorp are investors in Seisint, Inc., a privately held technology company located in Boca Raton, Florida ("Seisint"). Seisint owns 748,000 shares of Bancorp's Class A Common Stock. The technology limited partnership has a $2 million investment in 219,300 shares and Bancorp has a $15 million investment in 3,033,386 shares of Seisint Common Stock included in investment securities in the Company's Statement of Financial Condition. Both Alan B. Levan and John E. Abdo were directors of Seisint and each own direct and indirect interests in an aggregate of 216,517 shares of Seisint Common Stock. The shares owned by the Bancorp, Mr. Levan and Mr. Abdo were acquired in October 1999 at a price of $4.95. The shares acquired by the technology limited partnership were acquired in October 2000 at a price of $9.12. At December 31, 2001, the carrying value of this investment by the technology limited partnership had been written down to $4.95 per share. Bancorp and its affiliates collectively own approximately 7% of Seisint's outstanding Common Stock. During 2001, Mr. Levan and Mr. Abdo resigned from Seisint's Board of Directors and initiated a lawsuit on behalf of the Company and others against the founder of Seisint personally regarding his role in Seisint.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Seisint is not a party to the lawsuit. Seisint also serves as an Application Service Provider ("ASP") for the Company for one customer service information technology application. This ASP relationship is in the ordinary course of business, and fees aggregating $169,377 and $368,000 were paid to Seisint for its services during the years ended December 31, 2001 and 2000, respectively.

Certain of the Company's affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments.

The Company has a 49.5% interest and affiliates and third parties have a 50.5% interest in a limited partnership formed in 1979, for which the Company's Chairman serves as the individual General Partner. The partnership's primary asset is real estate subject to net lease agreements. The Company's cost for this investment, approximately $441,000, was written off in 1990 due to the bankruptcy of the entity leasing the real estate. During 1999, the Company received distributions of approximately $588,000 from the partnership due to the sale of 31 of 34 convenience stores that it owned. During 2001 the Company received distributions of approximately $25,000 from the partnership.

Included in other assets at December 31, 2001 and 2000 was approximately $396,000 and $557,000, respectively due from affiliates.

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

Related party transactions arise from transactions with affiliated entities. In addition to transactions described in notes elsewhere herein, a summary of originating related party transactions is as follows (in thousands):

                                Year Ended December 31,
                                -----------------------
                                  2001   2000   1999
                                  ----   ----   ----

Property management fee revenue   $  8     14      7
                                  ====   ====   ====

Abdo Companies management fees    $291    475     --
                                  ====   ====   ====

Reimbursement revenue for
  administrative, accounting
  and legal services              $ 44     42    167
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

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes the aggregation of the Company's operating segments into reportable segments:

Reportable Segment Operating Segments Aggregated

Bank Investments          Investments,   tax   certificates,   residential  loan
                          purchases,   CRA  lending  and  real  estate   capital
                          services

Commercial Banking        Commercial lending, syndications, international, lease
                          finance and trade finance

Community Banking         Indirect and direct consumer  lending,  small business
                          lending and ATM operations

Levitt Companies          Levitt Companies which includes  Levitt and Sons, Core
                          Communities, and real estate joint ventures.

Ryan Beck                 Investment banking and brokerage operations

Bancorp Parent Company    Costs  of  acquisitions,  financing  of  acquisitions,
                          goodwill  amortization  and  impairment,   and  equity
                          investments

BFC Holding Company BFC's real estate owned which includes BMOC, Center Port and 50% interest in the Delray property (sold in 2001). Loans receivable that relate to previously owned properties, other securities and investments and BFC's overhead and interest expense.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by real estate operations and investment banking operations which are recorded based upon the terms of the underlying loan agreements and are effectively eliminated in the interest expense and overhead.

Segment performance is evaluated based on net contribution after tax. The following table presents segment information for income (loss) from continuing operations for the three years ended December 31, 2001. Since, the Company acquired control of Bancorp voting rights in August 2000, the 1999 table excludes Bancorp's segment performance on a consolidated basis. In 1999, the Company's ownership position of approximately 31.3% in Bancorp was carried under the equity method.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              Bank Operations
                                 -----------------------------------------
                                     Bank        Commercial     Community       Levitt
(in thousands)                   Investments      Banking        Banking       Companies      Ryan Beck
                                 -----------    -----------    -----------    -----------    -----------
2001
Interest income                  $   179,694    $   118,430    $    27,151    $     1,989    $     1,978
Interest expense and overhead       (135,160)       (68,864)       (16,325)          (180)          (517)
Benefit (provision) for loan
losses                                   215        (21,096)         3,976             --             --
Non-interest income                      919          3,074         11,073         38,358         44,683
Depreciation and amortization         (2,534)          (319)          (759)           (96)        (1,580)
Segment profits and losses
 before taxes                         39,383         25,413          6,456         11,640         (2,026)
Provision (benefit) for income
taxes                                 14,598          9,420          2,393          4,118           (709)
                                 -----------    -----------    -----------    -----------    -----------
Segment net income (loss)        $    24,785    $    15,993    $     4,063    $     7,522    $    (1,317)
                                 ===========    ===========    ===========    ===========    ===========

Segment average assets           $ 2,571,246    $ 1,368,850    $   323,430    $   173,437    $    74,108
                                 ===========    ===========    ===========    ===========    ===========
Equity method investments
 included in total assets        $        --    $        --    $        --    $     7,127    $        --
                                 ===========    ===========    ===========    ===========    ===========
Expenditures for  segment
  Assets                         $       137    $         3    $       157    $        --    $     1,003
                                 ===========    ===========    ===========    ===========    ===========

                                   Bancorp          BFC
                                    Parent        Holding        Segment
(in thousands)                     Company        Company         Total
                                 -----------    -----------    -----------
2001
Interest income                  $       229    $       383    $   329,854
Interest expense and overhead        (18,990)        (4,125)      (244,161)
Provision for loan losses                  0              0        (16,905)
Non-interest income                    3,123         (1,905)        99,325
Depreciation and amortization         (7,749)          (570)       (13,607)
Segment profits and losses
 before taxes                        (26,524)        (5,647)        48,695
Provision (benefit) for income
taxes                                 (6,965)         2,660         25,515
                                 -----------    -----------    -----------
Segment net income (loss)        $   (19,559)   $    (8,307)   $    23,180
                                 ===========    ===========    ===========

Segment average assets           $    99,220    $    28,751    $ 4,639,042
                                 ===========    ===========    ===========
Equity method investments
 included in total assets        $     1,107    $        --    $     8,234
                                 ===========    ===========    ===========
Expenditures for  segment
  Assets                         $        --    $        --    $     1,300
                                 ===========    ===========    ===========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                            Bank Operations
                                -----------------------------------------
                                    Bank       Commercial      Community       Levitt
(in thousands)                  Investments      Banking        Banking       Companies      Ryan Beck
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
                                ===========    ===========    ===========    ===========    ===========

                                  Bancorp          BFC
                                  Parent         Holding
                                  Company        Company         Total
                                -----------    -----------    -----------
2000
Interest income                 $     1,206    $     1,005    $   334,289
Interest expense and overhead       (22,990)        (3,767)      (262,447)
Provision for loan losses                --             --        (29,132)
Non-interest income                   1,506         (1,907)        96,185
Depreciation and
 Amortization                        (2,946)          (556)        (6,712)
Segment profits and losses
 before taxes                       (27,287)        (4,669)        25,691
Provision (benefit)
  for income taxes                   (7,534)         1,755         14,343
                                -----------    -----------    -----------
Segment net income (loss)       $   (19,753)   $    (6,424)   $    11,348
                                ===========    ===========    ===========

Segment average assets          $    88,844    $    37,654    $ 4,336,657
                                ===========    ===========    ===========
Equity method investments
 included in total assets       $     1,500    $        --    $     9,059
                                ===========    ===========    ===========
Expenditures for  segment
  Assets                        $        --    $        --    $     1,050
                                ===========    ===========    ===========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                BFC Holding
                                  Company
                                  Segment
1999                               Total
                                -----------
Interest income                 $     1,529
Interest expense and overhead        (3,905)
Provision for loan losses              (300)
Non-interest income                  14,110
Depreciation and amortization          (509)
Segment profit before taxes          11,434
Provision  for income taxes           4,183
                                -----------
Segment net income              $     7,251
                                ===========

Segment average assets          $    96,134
                                ===========
Equity method investments
 included in total assets       $    73,764
                                ===========

The differences between segment average assets, and consolidated average assets, and segment interest income and consolidated interest income and segment non-interest income and consolidated non-interest income are as follows:

                                                                For the Year Ended
                                                                    December 31,
                                                     -----------------------------------------
Average Assets                                          2001           2000           1999
                                                     -----------    -----------    -----------
Average  assets for reportable segments              $ 4,639,042    $ 4,336,657    $    96,134
Average assets in overhead                                85,128         94,375             --
                                                     -----------    -----------    -----------
Total average consolidated assets                    $ 4,724,170    $ 4,431,032    $    96,134
                                                     ===========    ===========    ===========

Non-interest Income
Total non-interest income for reportable segments    $    99,325    $    96,185    $    14,110
Items included in interest expense and overhead:
Transaction fee income                                    16,372         13,666             --
Gains on sales of assets                                     178            874             --
Other deposit related fees                                 5,493          3,532             --
                                                     -----------    -----------    -----------
Total consolidated non-interest income               $   121,368    $   114,257    $    14,110
                                                     ===========    ===========    ===========

Interest Income
Total interest income for reportable segments        $   329,854    $   334,289    $     1,529
Deferred interest income on real estate activities        (3,456)        (4,168)            --
Elimination entries                                         (397)        (1,225)            --
                                                     -----------    -----------    -----------
Total consolidated interest income                   $   326,001    $   328,896    $     1,529
                                                     ===========    ===========    ===========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    For the Year Ended
                                                                        December 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
Segment Profits
Total segment profits before taxes for reportable segments    $ 48,695    $ 25,691    $ 11,434
Restructuring charges
                                                                  (331)     (2,656)         --
                                                              --------    --------    --------
                                                                48,364      23,035      11,434
                                                              --------    --------    --------
Total provision for income taxes for reportable segments        25,515      14,343       4,183
Income tax benefit relating to restructuring charges               119         981          --
                                                              --------    --------    --------
Total consolidated provision for income taxes                   25,396      13,362       4,183
                                                              --------    --------    --------
 Minority interest in income of consolidated subsidiaries       18,379      14,655          --
                                                              --------    --------    --------
Total consolidated income (loss) from continuing operations   $  4,589    $ (4,982)   $  7,251
                                                              ========    ========    ========

Depreciation and amortization consist of: depreciation on property and equipment, amortization of premiums and discounts on loans and investments, amortization of cost over fair value of net assets acquired, and amortization of the retention pool.

25. Subsequent Events

On December 29, 2000, Smith & Company, Inc. ("Smith") filed an action against Levitt-Ansca Towne Partnership (the "Partnership"), Bellaggio By Levitt Homes, Inc. ("BLHI"), Bellaggio By Ansca, Inc. a/k/a Bellaggio By Ansca Homes, Inc., and Liberty Mutual Insurance Company seeking damages and other relief in connection with an August 21, 2000 contract entered into with the Partnership. BLHI is a 50% partner of the Partnership and is wholly owned by Levitt and Sons. The Complaint alleged that the Partnership wrongfully terminated the contract, failed to pay for extra work performed outside the scope of the contract and breached the contract. The Partnership denied the claims, asserted defenses and asserted a number of counterclaims. This case was tried before a jury, and on March 7, 2002, the jury returned a verdict against the Partnership. On March 11, 2002, the Court entered a final judgment against the Defendants in the amount of $3.68 million. In addition, under the final judgment it is likely that Smith and its surety company will be entitled to recover legal fees and costs of up to $750,000 in the aggregate. Since BLHI is a 50% partner of the Partnership, its share of potential liability under the judgment and for attorneys' fees is estimated to be approximately $2.6 million. The Partnership has filed several post-trial motions and intends to vigorously pursue those motions and all available appeals. Included in non-interest expense in the Company's Statement of Operations during the year ended December 31, 2001 was a $2.6 million litigation accrual associated with the above litigation.

On March 22, 2002 BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. ("Community"), for approximately $170 million in cash and immediately merged Community into BankAtlantic. At the acquisition date Bancorp made a $78.5 million capital contribution to BankAtlantic. BankAtlantic funded the acquisition of Community from $78.5 million of the capital contribution received from Bancorp and the liquidation of investments...Community was a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. Community had 21 branches, with 13 located in Palm Beach County, 4 located in Martin County, 3 located in St. Lucie County and 1 located in Indian River County.

In October 2001, Bancorp filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to an aggregate of $150 million of debt securities, shares of Class A Common Stock and trust preferred securities. During December 2001, Bancorp sold 6.9 million shares of its Class A Common Stock under this registration statement in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million. Bancorp formed Bancorp Capital Trust II ("Bancorp Capital II") a statutory business trust for the purpose of issuing Trust Preferred Securities and investing the proceeds thereof in Bancorp Junior Subordinated Debentures. Bancorp completed an underwritten public offering under this shelf registration statement in which Bancorp Capital II issued 2.22 million shares of 8.50% Trust Preferred Securities, at a price of $25 per share. The gross proceeds from the offering of $55.4 million were invested in an identical principal amount of Bancorp 8.50% Junior Subordinated Debentures which bear interest at the same rate as the 8.50% Trust Preferred Securities and have a stated maturity of 30 years. In addition, Bancorp contributed $1.7 million to Bancorp Capital II in exchange for Bancorp Capital II's Common Securities and such proceeds were also invested in an identical principal amount of 8.50% Junior Subordinated debentures. Bancorp Capital II's sole asset is $57.1 million in aggregate principal amount of 8.50% Junior Subordinated Debentures.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Holders of Bancorp Capital II's Trust Preferred Securities and the Trust Common Securities are entitled to receive a cumulative cash distribution at a fixed 8.50% rate of the $25 liquidation amount of each security and the Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Trust Common Securities held by Bancorp. The Trust Preferred Securities are considered debt for financial accounting and tax purposes. The net proceeds from this Trust Preferred Securities offering after underwriting discounts and expenses were approximately $53.5 million. Bancorp used the proceeds from the above equity and trust preferred securities offerings to fund a portion of the purchase price to acquire Community Savings and for general corporate purposes.

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

3.1 Articles of Incorporation, as amended and restated - See Exhibit 3.1 of Registrant's Registration Statement on Form 8-A filed October 16, 1997.

3.2 By-laws - See Exhibit 3.2 of Registrant's Registration Statement on Form 8-A filed October 16, 1997.

10.1 BFC Financial Corporation Stock Option Plan - See Exhibit A to Registrant's Definitive Proxy Statement filed September 24, 1997.

12.1     Statement re computation of ratios - Ratio of earnings to fixed charges
         - attached as Exhibit 12.1

21.1     Subsidiaries of the registrant:

======================================================= ================ =============== ===========================================
                                                            Date of          State of
               Subsidiary Name                           Incorporation    Incorporation           Business Purpose
======================================================= ================ =============== ===========================================
Subsidiaries of BFC Financial Corporation
====================================================================================================================================
BankAtlantic Bancorp, Inc.                                 April 1994        Florida     Savings bank holding company.
Eden Services, Inc.                                         May 1978         Florida     Real estate holding company.
U.S. Capital Securities, Inc.                              July 1980         Florida     Securities broker.
I.R.E. Realty Advisory Group, Inc.                          May 1981         Florida     Holding company.
I.R.E. Real Estate Investments Series 2, Inc.            February 1991       Florida     Real estate owner and operator.
I.R.E. Property Management, Inc.                          August 1984        Florida     Manages commercial real estate.
I.R.E. Pension Advisors II, Corp.                          July 1985         Florida     General partner of real estate
                                                                                         limited partnership.
Center Port Development, Inc.                             December 1985      Florida     General partner of real estate
                                                                                         limited partnership.
I.R.E. BMOC, Inc.                                         February 1991      Florida     Real estate owner and operator.
I.R.E. BMOC II, Inc.                                       March 1997        Florida     Real estate owner and operator.
BankAtlantic Financial Technology Venture Partners, LLC  November 2000       Florida     General partner of technology
                                                                                         limited partnership.
N & N Partners, LLC                                        July 2000         Florida     General partner of technology
                                                                                         limited partnership.
nC Partners, LLC                                           July 2000         Florida     General partner of technology
                                                                                         limited partnership.
BankAtlantic Financial Ventures II, LLC                    July 2000         Florida     General partner of technology
                                                                                         limited partnership.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES


                                                 Date of         State
                Subsidiary Name               Incorporation  Incorporated              Business Purpose
====================================================================================================================================
Subsidiaries of BankAtlantic Bancorp, Inc.
====================================================================================================================================
BankAtlantic                                     2/1952           US       A federal savings bank which provides traditional
                                                                           retail and commercial banking service.
ATM Services, LLC                                5/1991         Florida    Inactive
Bancorp Capital Trust I                          3/1997        Delaware    A statutory business trust
Bancorp Capital Trust II                         10/2001       Delaware    A statutory business trust
BankAtlantic Bancorp Partners, Inc.              3/1998         Florida    Inactive
TSC Holding, LLC                                 11/1995        Florida    Invests in tax certificates
Ryan, Beck & Co., LLC *                          1/1995       New Jersey   Investment bankers
------------------------------------------------------------------------------------------------------------------------------------
Levitt Companies,
LLC                                              12/1982        Florida    Holding Company
====================================================================================================================================
Subsidiaries of Ryan Beck & Co. LLC
====================================================================================================================================
Ryan Beck Asset Sales, Inc.                      11/1988      New Jersey   Inactive
Cumberland Advisors, Inc.                        7/1993          Maine     Money manager
Ryan Beck Financial Corp.                        3/1983       New Jersey   Broker/dealer
Ryan Beck Planning and Insurance Agency Inc.     7/1988       New Jersey   Insurance Services
====================================================================================================================================
Subsidiaries of BankAtlantic
====================================================================================================================================
Banc Servicing Center, LLC                       9/1995         Florida    Inactive
BankAtlantic Asset Management, Inc.              12/2001      New Jersey   Inactive
BankAtlantic Factors, LLC                        1/1997         Florida    Inactive
BankAtlantic Financial Services, LLC             12/2001        Florida    Insurance and alternative investments.
BA Holdings Inc.                                 5/2001       New Jersey   Manages R.E.I.T.
BankAtlantic Leasing Inc.                        8/1989         Florida    Inactive
BankAtlantic Mortgage, LLC                       5/1991         Florida    Inactive
Fidelity Service, LLC                            10/1970        Florida    Inactive
Fidelity Tax, LLC                                3/2000         Florida    Invests in tax Certificates
Hammock Homes, LLC                               10/1990        Florida    Takes title, manages, and disposes of
                                                                           BankAtlantic's foreclosures.
Heartwood 1, LLC                                 2/1991         Florida    Takes title, manages, and disposes of
                                                                           BankAtlantic's foreclosures.
Heartwood 11, LLC                                5/1991         Florida    Takes title, manages, and disposes of
                                                                           BankAtlantic's foreclosures.
Heartwood 13, LLC                                5/1991         Florida    Takes title, manages, and disposes of
                                                                           BankAtlantic's foreclosures.
Heartwood 14, LLC                                5/1991         Florida    Takes title, manages, and disposes of
                                                                           BankAtlantic's foreclosures.
Heartwood 16, LLC                                6/1992         Florida    Takes title, manages, and disposes of
                                                                           BankAtlantic's foreclosures.
Heartwood 18, LLC                                6/1992         Florida    Takes title, manages, and disposes of
                                                                           BankAtlantic's foreclosures.
Heartwood 19, LLC                                6/1992         Florida    Takes title, manages, and disposes of
                                                                           BankAtlantic's foreclosures.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES


                                              Date of          State
                   Subsidiary Name         Incorporation   Incorporated                                  Business Purpose

Heartwood 2, LLC                              2/1991          Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Heartwood 20, LLC                             6/1992          Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Heartwood 21, LLC                             2/1991          Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Heartwood 3, LLC                              2/1991          Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Heartwood 4, LLC                              2/1991          Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Heartwood 7, LLC                              5/1991          Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Heartwood 87, LLC                             3/1987          Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Heartwood 88, LLC                             5/1988          Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Heartwood 90, LLC                             11/1990         Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Heartwood 91, LLC                             1/1991          Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Heartwood 91-1, LLC                           2/1986          Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Heartwood 91-2, LLC                           7/1987          Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Heartwood 91-3, LLC                           12/1985         Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Heartwood 91-4, LLC                           1/1986          Florida              Takes title, manages, and disposes of
                                                                                   BankAtlantic's foreclosures.
Sunrise Atlantic, LLC                         1/1990          Florida              Invests in Tax Certificates
Professional Valuation Services, LLC          10/1987         Florida              Inactive
Heartwood Holdings, Inc.                      7/1988          Florida              Real estate investment trust.
Leasing Technology, Inc.                      2/1998          Florida              Lease financing of vehicles and equipment.
====================================================================================================================================
Subsidiaries of Leasing Technology Inc.
====================================================================================================================================
LTI Aviation Finance Corp.                    11/1991         Florida              Financing of aviation vehicles
LTI Vehicle Finance Corp.                     12/1997         Florida              Financing of motor vehicles
LTI Vehicle Leasing Corp.                     5/1987          Florida              Leasing of motor vehicles
====================================================================================================================================
Subsidiaries of Levitt Companies, LLC
====================================================================================================================================
Levitt and Sons, LLC                          12/1988         Florida              Real estate developer
Core Communities, LLC                         5/17/1996       Florida              Holding Company
BankAtlantic Venture Partners 1, LLC          12/1985         Florida              Invests in real estate joint ventures
BankAtlantic Venture Partners 2, LLC          12/1986         Florida              Invests in real estate joint ventures
BankAtlantic Venture Partners 3, LLC          12/1987         Florida              Invests in real estate joint ventures
BankAtlantic Venture Partners 4, LLC          12/1987         Florida              Invests in real estate joint ventures
Westchester Development Company, LLC          3/1998          Florida              Develops real estate.
BankAtlantic Venture Partners 7, Inc.         3/1998          Florida              Invests in real estate joint ventures




                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES


                                              Date of          State
                   Subsidiary Name         Incorporation   Incorporated                                  Business Purpose

BankAtlantic Venture Partners 8, Inc.         3/1998          Florida              Invests in real estate joint ventures
BankAtlantic Venture Partners 9, Inc.         3/1998          Florida              Invests in real estate joint ventures
BankAtlantic Venture Partners 10, Inc.        3/1998          Florida              Invests in real estate joint ventures
BankAtlantic Venture Partners 11, Inc.        4/1999          Florida              Invests in real estate joint ventures
BankAtlantic Venture Partners 14, Inc.        4/1999          Florida              Invests in real estate joint ventures
BankAtlantic Venture Partners 15, Inc.        4/1999          Florida              Invests in real estate joint ventures
Levitt Commercial Development LLC             1/2001          Florida              Develops real estate.
Levitt Commercial LLC                         1/2001          Florida              Develops real estate.
Miami River Partners, LLC                     5/1998          Florida              Invests in real estate joint ventures
Levitt Corporation                            12/2001         Florida              Inactive
====================================================================================================================================
Subsidiaries of Core Communities, LLC
====================================================================================================================================
St. Lucie West Development Company, LLC       5/17/1996       Florida              Holds real estate
St. Lucie West Realty, LLC                    7/1986          Florida              Sale of real estate
St. Lucie West Utilities, Inc.                4/1986          Florida              Manages utilities
St. Lucie Farms, LLC                          9/2000          Florida              Holds real estate
Lake Charles Development Company, LLC         5/1996          Florida              Develops real estate
Core Commercial Realty, LLC                   10/1999         Florida              Sells real estate
Live Oak Development 1, LLC                   4/1999          Florida              Develops real estate
Horizons St. Lucie Development, LLC           4/1999          Florida              Develops real estate
Wiregrass Ranch, LLC                          12/2001         Florida              Develops real estate
====================================================================================================================================
Subsidiaries of Levitt and Sons, LLC
====================================================================================================================================
Levitt and Sons, Inc.                         12/2001         Florida              Inactive
Levitt & Sons Incorporated                    12/1997        Delaware              Inactive
BankAtlantic Venture Partners 5, LLC          12/1987         Florida              Invests in real estate joint ventures
LD Company of Broward, LLC                    5/1988          Florida              Inactive
Cascades by Levitt and Sons, LLC              11/1992         Florida              Real estate developer
Regency Hills by Levitt and Sons, LLC         10/1988         Florida              Real estate developer
Levitt Homes, LLC                             2/1976          Florida              Real estate developer
Levitt Industries, LLC                        10/1979         Florida              Inactive
Magnolia Lakes by Levitt and Sons, LLC        12/1985         Florida              Real estate developer
Levitt Realty Services, Inc.                  10/1990         Florida              Real estate broker
Levitt Realty Services, LLC                   12/2001         Florida              Inactive
Levitt Springs, LLC                           6/1990          Florida              Inactive
Avalon Park by Levitt and Sons, LLC           8/1996          Florida              Real estate developer
Levitt Construction Corp., East               10/1979         Florida              General contractor
Levitt Construction East, LLC                 12/2001         Florida              General contractor
Levitt Homes Bellaggio Partners, LLC          5/1987          Florida              Invests in real estate joint ventures
Subsidiaries of Levitt Industries, LLC
====================================================================================================================================
LD Financial Management, LLC                  8/1996          Florida              Inactive
Lev-Brn, LLC                                  7/1988          Florida              Invests in real estate joint ventures
Subsidiaries of Levitt Homes, LLC
====================================================================================================================================
Bellaggio by Levitt and Sons, LLC             6/1986          Florida              Real estate developer
Hamshire Homes, LTD                           6/1986         Maryland              Holds real estate.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES


                                              Date of          State
                   Subsidiary Name         Incorporation   Incorporated                     Business Purpose

Levitt at Amherst, LLC                       10/1987          Florida              General partner in real estate development
Levitt at Huntington Lakes, LLC              10/1994          Florida              Develops real estate
Levitt at Twin Acres, LLC                    12/1993          Florida              General partner in real estate development
Levitt at Westchester West, LLC              9/1988           Florida              General partner in real estate development
Levitt at Westchester, LLC                   10/1987          Florida              Inactive
Levitt Hagen Ranch, LLC                      3/1998           Florida              General partner in real estate development
Levitt Homes at Waters Edge, Inc.            8/1988          New York              Inactive
LM Mortgage Company, LLC                     4/1999           Florida              Mortgage broker
The Villages at Emerald Lakes, LLC           7/1990           Florida              Inactive
U.F.C. Title Insurance Agency, LLC           11/1984          Florida              Title agent

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

BFC FINANCIAL CORPORATION
Registrant


By:  /S/ Alan B. Levan                                    March 26, 2002
     -----------------------------------
     ALAN B. LEVAN, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ Alan B. Levan                                         March 26, 2002
----------------------------------------
ALAN B. LEVAN, Director and
   Principal Executive Officer


/S/ Glen R. Gilbert                                       March 26, 2002
----------------------------------------
GLEN R. GILBERT, Chief Financial Officer


 /S/ John E. Abdo                                         March 26, 2002
----------------------------------------
JOHN E. ABDO, Director


/S/ Earl Pertnoy                                          March 26, 2002
----------------------------------------
EARL PERTNOY, Director