Form 10-Q
period 2002-03-31
BFC FINANCIAL CORP
filed 2002-05-15
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2002

                              --------------------

                        Commission File Number: 333-72213

                            BFC FINANCIAL CORPORATION
                         State of Incorporation: Florida

                              --------------------

                I.R.S. Employer Identification Number: 59-2022148

           1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304
                                 (954) 760-5200

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding for each of the Registrant's classes of common stock, as of the latest practicable date:

     Class A Common Stock of $.01 par value, 6,474,994 shares outstanding. Class B Common Stock of $.01 par value, 2,382,157 shares outstanding.

                   BFC Financial Corporation and Subsidiaries
                   Index to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition as of March 31, 2002 and December 31, 2001 - Unaudited

         Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 - Unaudited

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Income for the three months ended March 31, 2002 and 2001 - Unaudited

         Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 - Unaudited

         Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
           Consolidated Statements of Financial Condition - Unaudited
                      March 31, 2002 and December 31, 2001
                        (In thousands, except share data)

                                                                               2002            2001
                                                                            ----------      ----------
                           ASSETS
Cash and due from depository institutions                                   $  154,465      $  124,383
Securities purchased under resell agreements                                       152             156
Investment securities and tax certificates (approximate fair value:
    $413,908 and $434,470)                                                     409,294         428,718
Loans receivable, net                                                        3,509,870       2,776,624
Securities available for sale, at fair value                                   876,200         859,483
Trading securities, at fair value                                               34,666          68,296
Accrued interest receivable                                                     37,549          33,787
Real estate held for development and sale and joint ventures                   212,041         183,163
Office properties and equipment, net                                            79,516          61,786
Federal Home Loan Bank stock, at cost which approximates fair value             59,482          56,428
Deferred tax asset, net                                                          3,669              --
Goodwill                                                                        99,962          39,859
Core deposit intangible asset                                                   15,117              --
Other assets                                                                   101,381          32,676
                                                                            ----------      ----------
      Total assets                                                          $5,593,364      $4,665,359
                                                                            ==========      ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                    $3,051,856      $2,276,567
Advances from FHLB                                                           1,174,418       1,106,030
Securities sold under agreements to repurchase                                 364,400         406,070
Federal Funds purchased                                                         85,000          61,000
Subordinated debentures, notes and bonds payable                               174,256         145,484
Guaranteed preferred beneficial interests in Bancorp's Junior
  Subordinated Debentures                                                      130,125          74,750
Deferred tax liability, net                                                         --           3,916
Other liabilities                                                              191,691         168,950
                                                                            ----------      ----------
  Total liabilities                                                          5,171,746       4,242,767
                                                                            ----------      ----------

Minority interest                                                              346,329         348,420

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                    --              --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 6,474,994 in 2002 and 6,461,994  in 2001                   58              58
Class B common stock, of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 2,382,157 in 2002 and 2,366,157 in 2001                    22              21
Additional paid-in capital                                                      24,329          24,206
Retained earnings                                                               48,647          47,195
                                                                            ----------      ----------
  Total stockholders' equity before
    accumulated other comprehensive income                                      73,056          71,480
Accumulated other comprehensive income                                           2,233           2,692
                                                                            ----------      ----------
  Total stockholders' equity                                                    75,289          74,172
                                                                            ----------      ----------

 Total liabilities and stockholders' equity                                 $5,593,364      $4,665,359
                                                                            ==========      ==========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
               For the Three Months Ended March 31, 2002 and 2001
                      (In thousands, except per share data)

Interest income:                                                                          2002           2001
                                                                                        --------       --------
Interest and fees on loans and leases                                                   $ 47,128       $ 63,904
Interest and dividends on securities available for sale                                   12,085         13,409
Interest and dividends on other investments and trading securities                         8,701          9,036
                                                                                        --------       --------
  Total interest income                                                                   67,914         86,349
                                                                                        --------       --------
Interest expense:
Interest on deposits                                                                      15,326         24,444
Interest on advances from FHLB                                                            14,920         14,701
Interest on securities sold under agreements to repurchase and
  federal funds purchased                                                                  1,384          9,632
Interest on subordinated debentures, notes and bonds payable and guaranteed
  beneficial interest in Bancorp's Junior subordinated debentures                          4,889          7,068
Capitalized interest on real estate developments and joint ventures                       (1,218)        (1,571)
                                                                                        --------       --------
  Total interest expense                                                                  35,301         54,274
                                                                                        --------       --------
Net interest income                                                                       32,613         32,075
Provision for loan losses                                                                  2,565          2,761
                                                                                        --------       --------
Net interest income after provision for loan losses                                       30,048         29,314
                                                                                        --------       --------
Non-interest income:
Investment banking income                                                                 13,048          8,853
Gains on sales of real estate developed for sale and joint venture activities, net        11,977          7,267
Service charges on deposits                                                                4,863          3,880
Other service charges and fees                                                             3,105          3,561
Gains on trading securities and securities available for sale, net                         3,039            135
Gains on sales of loans held for sale, net                                                     2             13
Other                                                                                      2,197          2,629
                                                                                        --------       --------
  Total non-interest income                                                               38,231         26,338
                                                                                        --------       --------
Non-interest expense:
Employee compensation and benefits                                                        27,740         24,135
Occupancy and equipment                                                                    7,161          6,923
Advertising and promotion                                                                  2,199          1,512
Amortization of goodwill                                                                      --          1,025
Acquisition related charges and impairments                                                1,074             --
Other                                                                                     11,554         10,362
                                                                                        --------       --------
  Total non-interest expense                                                              49,728         43,957
                                                                                        --------       --------
Income before income taxes, minority interest
   and cumulative effect of a change in accounting principle                              18,551         11,695
Provision for income taxes                                                                 7,460          5,509
Minority interest in income of consolidated subsidiaries                                   9,639          4,969
                                                                                        --------       --------
Income before cumulative effect of a change
  in accounting principle                                                                  1,452          1,217
Cumulative effect of a change in accounting principle, net of taxes                           --          1,138
                                                                                        --------       --------
Net income                                                                              $  1,452       $  2,355
                                                                                        ========       ========

                                                                     (continued)

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
             For the Three Months Ended March 31, 2002 and 2001
                     (In thousands, except per share data)

                                                                      2002          2001
                                                                   ---------      ---------
Earnings per share:
Basic earnings per share before cumulative effect of
  a change in accounting principle                                 $    0.18      $    0.15
Basic earnings per share from cumulative effect of a change
  in accounting principle                                                 --           0.14
                                                                   ---------      ---------
Basic earnings per share                                           $    0.18      $    0.29
                                                                   =========      =========

Diluted earnings per share before cumulative effect of
  a change in accounting principle                                 $    0.16      $    0.14
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                                 --           0.13
                                                                   ---------      ---------
Diluted earnings per share                                         $    0.16      $    0.27
                                                                   =========      =========

Basic weighted average number of common shares outstanding             8,004          7,957

Diluted weighted average number of common and common
  equivalent shares outstanding                                        8,938          8,552

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries

               Consolidated Statements of Stockholders' Equity and
                        Comprehensive Income - Unaudited
               For the Three Months Ended March 31, 2001 and 2002
                                 (in thousands)

                                                                                                            Accumulated
                                                                                                               Other
                                           Compre-        Class A        Class B     Additional               Compre-
                                           hensive         Common         Common      Paid-in     Retained    hensive
                                           income          Stock          Stock       Capital     Earnings     Income       Total
                                           ------        ---------      ----------   -----------  --------  ------------    -----
Balance, December 31, 2000                               $       58         21         25,788      41,721       5,027       72,615
 Net income                                $ 2,355               --         --             --       2,355          --        2,355
                                           -------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                      (2,081)
    Reclassification adjustment for
     net gain included in net income           (22)
                                           -------
 Other comprehensive loss                   (2,103)
                                           -------
Comprehensive income                       $   252
                                           =======
Net effect of Bancorp capital
 transactions, net of income taxes                               --         --            (15)         --          --          (15)
Net change in unrealized
 appreciation  on securities
 available for sale, net of
  income taxes                                                   --         --             --          --      (2,103)      (2,103)
                                                         ----------     ------         ------      ------      ------      -------
Balance, March 31, 2001                                  $       58         21         25,773      44,076       2,924       72,852
                                                         ==========         ==         ======      ======      ======      =======

Balance, December 31, 2001                               $       58         21         24,206      47,195       2,692       74,172
 Net income                                $ 1,452               --         --             --       1,452          --        1,452
                                           -------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                        (170)
   Accumulated gains associated
     with cash flow hedges                      37
   Reclassification adjustment
     for cash flow hedges                       18
   Reclassification adjustment for
     net gain  included in net income         (344)
                                           -------
 Other comprehensive loss                     (459)
                                           -------
Comprehensive income                       $   993
                                           =======
Net effect of Bancorp capital
 transactions, net of income taxes                               --         --             (7)         --          --           (7)
Net change in accumulated
 other comprehensive income,
 net of income taxes                                             --         --             --          --        (459)        (459)
Exercise of stock options                                        --          1            130          --          --          131
                                                         ----------     ------         ------      ------      ------      -------
Balance, March 31, 2002                                  $       58         22         24,329      48,647       2,233       75,289
                                                         ==========     ======         ======      ======      ======      =======

The components of other comprehensive income relate to the net unrealized gains on securities available for sale, net of income taxes and the Company's proportionate share of non wholly-owned subsidiaries' net unrealized losses on securities available for sale, net of income taxes and accumulated gains associated with cash flow hedges, net of income taxes.

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
               For the Three Months Ended March 31, 2002 and 2001
                                 (In thousands)

                                                                                  2002           2001
                                                                               ---------       ---------
Operating activities:
Income before cumulative effect of a change in accounting principle            $   1,452       $   1,217
Cumulative effect of a change in accounting principle, net of tax                     --           1,138
Adjustments to reconcile net income  to net cash (used in)
   provided by operating activities:
Provision for credit losses on loans, REO and tax certificates                     2,922           3,197
Change in real estate inventory                                                  (15,646)         (3,855)
Minority interest in income of consolidated subsidiaries                           9,639           4,969
Equity in joint venture (earnings)                                                  (899)           (740)
Loans held for sale activity, net                                                (12,192)         (5,067)
Proceeds from sales of loans classified as held for sale                             858           6,182
Gains on securities activities, net                                               (3,039)           (135)
Gains on sales of property and equipment                                             (24)           (386)
Gains on sales of in-store branches                                                 (344)             --
Property and equipment impairment                                                    515              --
Depreciation, amortization and accretion, net                                      1,194           2,021
Amortization of cost over fair value of net assets acquired                           --           1,025
Increase in deferred tax liability, net                                               --           4,379
Decrease in deferred tax asset, net                                                    8              --
Trading activities, net                                                           33,630           7,431
(Increase) decrease in accrued interest receivable                                  (942)            851
Increase in other assets                                                         (52,209)           (336)
Increase (decrease) in other liabilities                                          16,212          (7,125)
                                                                               ---------       ---------
Net cash (used in) provided by operating activities                              (18,865)         14,766
                                                                               ---------       ---------
Investing activities:
Proceeds from redemption and maturities of investment
  securities and tax certificates                                                 58,483          52,659
Purchase of investment securities and tax certificates                           (40,284)        (33,060)
Purchases of securities available for sale                                       (72,301)       (163,580)
Proceeds from sales and maturities of securities available for sale              124,163          29,909
Proceeds from sales of FHLB stock                                                  5,009              --
FHLB stock acquired                                                                   --            (750)
Purchases and net (originations) collections of loans and leases                (105,614)        (68,509)
Proceeds from sales of real estate owned                                           2,631           2,188
Net additions to office property and equipment                                      (197)         (1,856)
Investment in and advances to joint ventures, net                                  3,668          (5,587)
Acquisitions, net of cash acquired                                               (45,322)             --
                                                                               ---------       ---------
Net cash used in investing activities                                            (69,764)       (188,586)
                                                                               ---------       ---------
Financing activities:
Net increase in deposits                                                         144,787         146,236
Reduction in deposits from sale of in-store branch                                (8,265)             --
Repayments of FHLB advances                                                      (70,000)       (239,998)
Proceeds from FHLB advances                                                          550         230,000
Net increase (decrease) in securities sold under agreements to repurchase        (41,670)         54,619
Net (increase) decrease in federal funds purchased                                24,000          (1,200)
Repayment of notes and bonds payable                                             (10,366)        (18,657)
Proceeds from notes and bonds payable                                             24,872          15,663
Minority interest capital contributions                                               --           2,240
Bancorp issuance of common stock                                                     600             135
Issuance of trust preferred securities                                            55,375              --
Issuance of BFC common stock upon exercise of stock options                          131              --
Bancorp common stock dividends paid to non-BFC shareholders                       (1,307)           (591)
                                                                               ---------       ---------
Net cash provided by financing activities                                        118,707         188,447
                                                                               ---------       ---------
Increase in cash and cash equivalents                                             30,078          14,627
Cash and cash equivalents at beginning of period                                 124,539          88,609
                                                                               ---------       ---------
Cash and cash equivalents at end of period                                     $ 154,617       $ 103,236
                                                                               =========       =========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
               For the Three Months Ended March 31, 2002 and 2001
                                 (In thousands)

                                                                        2002           2001
                                                                      --------       --------
Supplemenary disclosure of non-cash investing and
  financing activities:
Interest paid                                                         $ 35,530       $ 54,816
Income taxes paid by Bancorp                                             2,513             75
Loans transferred to real estate owned                                   2,139          1,216
Loan net charge-offs                                                     9,510          2,633
Tax certificate net chargeoffs (recoveries)                                (44)            61
Increase in minority interest equity for the tax effect related
  to the exercise of Bancorp employee stock options                        253             30
Change in stockholders' equity resulting from the change
 in other comprehensive income, net of taxes                              (459)        (2,103)
Net loss effect of Bancorp's capital transactions,
 net of taxes                                                               (7)           (15)
Decrease in minority interest resulting from the distribution of
 its securities investment                                              (8,229)            --
Issuance of Bancorp Class A Common Stock upon
 conversion of subordinated debentures                                      25             --

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1. Presentation of Interim Financial Statements

BFC Financial Corporation and its subsidiaries, identified herein as the "Company" and "BFC", is a unitary savings bank holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("Bancorp"). Bancorp is a diversified financial services holding company that owns 100% of the outstanding stock of BankAtlantic, Levitt Companies, LLC and Ryan Beck & Co., LLC. The Company's primary asset is the capital stock of Bancorp and its primary activities currently relate to the operations of Bancorp.

BFC owns shares of Bancorp Class A and Class B Common Stock which represent 55.2% of the combined voting power and 22.6% of Bancorp's outstanding Common Stock. Because BFC controls greater than 50% of the vote of Bancorp, Bancorp is consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of Bancorp's net income, recognized by the Company.

In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at March 31, 2002 and December 31, 2001, the consolidated results of operations for the three months ended March 31, 2002 and 2001, the consolidated stockholders' equity and comprehensive income (loss) for the three months ended March 31, 2002 and 2001 and the consolidated cash flows for the three months ended March 31, 2002 and 2001. Such adjustments consisted only of normal recurring items except for the cumulative effect of a change in accounting principle discussed in Note 9. The accompanying unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. Investment in Bancorp and Bancorp's Equity Transactions

At March 31, 2002, the Company owned 8,296,891 shares of Bancorp Class A Common Stock and 4,876,124 shares of Bancorp Class B Common Stock representing 22.6% of all outstanding Bancorp Common Stock. At March 31, 2002, the Company's ownership percentage of Bancorp Class A and Class B Common Stock was approximately 15.6% and 100%, respectively. At March 31, 2002 the shares of Class A Common Stock and Class B Common Stock owned by the Company represented approximately 55.2% of the voting power of all outstanding shares of Bancorp's Common Stock.

The following transactions and the transactions discussed in Note 3 are additional equity transactions of Bancorp that impact or could impact the Company's ownership percentage of Bancorp and the minority interest of others in Bancorp.

Bancorp's Board of Directors adopted the BankAtlantic Bancorp 2001 Stock Option Plan (the "Plan") on January 2, 2001, and the Plan received the necessary shareholder approval on April 16, 2001. The Plan provided for the grant of incentive and non-qualifying stock options for up to an aggregate of 1,500,000 shares of Class A Common Stock.

In March 2002, Bancorp Board of Directors granted, pursuant to the Plan, incentive and non-qualifying stock options to acquire an aggregate of 729,600 shares of Bancorp Class A Common Stock. The options vest in five years and expire ten years after the grant date except for stock options granted to non-employee Bancorp Directors which vested immediately. The stock options were granted with an exercise price equal to at least to the fair market value of the common stock at the date of grant In May 2002, Bancorp's shareholders' approved the BankAtlantic Bancorp Amended and Restated 2001 Stock Option Plan ("Amended Plan"), which provides for an increase in the total number of shares of Bancorp Class A Common Stock available for grant from 1,500,000 to 3,000,000. Bancorp's Board of Directors approved the Amended Plan at its meeting on March 5, 2002.

The following table sets forth the activity of all Bancorp outstanding options issued under the stock option plans:

                                                            Bancorp Class A
                                                                Common
                                                                 Stock
                                                            ---------------
              Outstanding at December 31, 2001                   5,456,079
              Exercised                                           (142,206)
              Granted                                              759,500
              Canceled                                              (6,685)
                                                            --------------
              Outstanding at March 31, 2002                      6,066,688
                                                            ==============
              Exercisable at March 31, 2002                      2,430,711
                                                            ==============
              Exercise price per share outstanding          $2.26 - $12.23
                                                            ==============

3. Trust Preferred Securities and Bancorp Common Stock

In October 2001, Bancorp filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to an aggregate of $150 million of debt securities, shares of Bancorp Class A Common Stock and trust preferred securities. During December 2001, Bancorp sold 6.9 million shares of its Class A Common Stock under this registration statement in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million.

Bancorp formed BBC Capital Trust II ("BBC Capital II") a statutory business trust for the purpose of issuing Trust Preferred Securities. In March 2002, Bancorp completed an underwritten public offering under the Bancorp's shelf registration statement in which BBC Capital II issued 2.22 million shares of 8.50% Trust Preferred Securities, at a price of $25 per security. The gross proceeds from the offering of $55.4 million were invested in an identical principal amount of Bancorp's 8.50% Junior Subordinated Debentures which bear interest at the same rate as the 8.50% Trust Preferred Securities and have a stated maturity of 30 years. In addition, Bancorp contributed $1.7 million to BBC Capital II in exchange for BBC Capital II's Common Securities and such proceeds were also invested in an identical principal amount of 8.50% Junior Subordinated Debentures. BBC Capital II's Common Securities are owned entirely by Bancorp. BBC Capital II's sole asset is $57.1 million in aggregate principal amount of 8.50% Junior Subordinated Debentures. Holders of BBC Capital II's Trust Preferred Securities and the Trust Common Securities are entitled to receive a cumulative cash distribution at a fixed 8.50% rate of the $25 liquidation amount of each security and the Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Trust Common Securities held by Bancorp. The Trust Preferred Securities are considered debt for financial accounting and tax purposes. The net proceeds to Bancorp from the Trust Preferred Securities offering after underwriting discounts and expenses were approximately $53.5 million.

Bancorp used the proceeds from the above equity and trust preferred securities offerings to fund a portion of BankAtlantic's purchase of Community Savings, Levitt Companies' investment in Bluegreen Corporation and Ryan Beck's acquisition of certain assets and the assumption of certain liabilities of Gruntal & Co. L.L.C., each of which are described in Note 4 below.

4. Acquisitions

On March 22, 2002, BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. ("Community"), for $170.3 million in cash and immediately merged Community into BankAtlantic. At the acquisition date, Bancorp made a $78.5 million capital contribution to BankAtlantic. BankAtlantic funded the acquisition of Community using such capital contribution received from Bancorp and funds obtained from the liquidation of investments. The fair value of Community's assets acquired and liabilities assumed was included in the Company's statement of financial condition at March 31, 2002 and Community's results of operations have been included in the Company's consolidated financial statements since March 22, 2002. Community was a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. At March 22, 2002, Community Savings had assets of $909 million and deposits of $637 million and 21 branch locations, with 13 located in Palm Beach County, 4 located in Martin County, 3 located in St. Lucie County and 1 located in Indian River County. As a result of the acquisition BankAtlantic became one of the largest financial institutions headquartered in Florida with a market footprint on Florida's east coast extending from Miami-Dade, Broward and southern Palm Beach counties, where BankAtlantic was concentrated, through northern Palm Beach, Martin, St. Lucie and Indian River counties, which were Community's markets. In addition to being a geographic fit with BankAtlantic's existing franchise and improving its growth prospects, it is believed that the acquisition of Community will enhance franchise value, risk profile and earnings potential.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition. These amounts were included in the Company's consolidated statement of financial condition at March 31, 2002. BankAtlantic is in the process of obtaining third party valuations; therefore, the allocation of the purchase price set forth herein is subject to change.

                                                                 Fair
                                                                Value
                                                              ---------
              Cash and interest earning deposits              $ 124,977
              Securities available for sale                      79,015
              Loans receivable, net                             621,325
              FHLB Stock                                          8,063
              Investments and advances to joint ventures         16,122
              Goodwill                                           60,102
              Core deposit intangible asset                      15,117
              Other assets                                       45,070
                                                              ---------
                 Fair value of assets acquired                  969,791
                                                              ---------
              Deposits                                          639,111
              FHLB advances                                     138,981
              Mortgage-backed bond                               14,291
              Other liabilities                                   7,109
                                                              ---------
                 Fair value of liabilities assumed              799,492
                                                              ---------
              Community Savings purchase price                  170,299
              Cash acquired                                    (124,977)
                                                              ---------
              Purchase of Community Savings net of
                 cash acquired                                $  45,322
                                                              =========

The following is proforma information for the three months ended March 31, 2002 and 2001 is presented as if the acquisition had been consummated on January 1, 2002 and 2001, respectively. The pro forma information is not necessarily indicative of the combined results of operations which would have been realized had the acquisition been consummated as of the dates for which the proforma financial information is presented (in thousands, except for share data).

                                                        For the Three Months Ended
                                           -------------------------------------------------
                                               March 31, 2002            March 31, 2001
                                           ----------------------    -----------------------
                                           Historical   Pro Forma    Historical    Pro Forma
                                           ----------   ---------    ----------    ---------
Interest income                              $67,914      $80,567      $86,349      $103,343
Interest expense                              35,301       41,757       54,274        65,535
Provision for loan losses                      2,565        4,609        2,761         8,404
                                             -------      -------      -------      --------
Net interest income after provision for
  loan losses                                 30,048       34,201       29,314        29,404
                                             -------      -------      -------      --------
Income before cumulative effect of a
  change in accounting principles            $ 1,452      $ 1,318      $ 1,217      $  1,286
                                             =======      =======      =======      ========
Basic earnings per share                     $  0.18      $  0.16      $  0.15      $   0.16
                                             =======      =======      =======      ========
Diluted earnings per share                   $  0.16      $  0.15      $  0.14      $   0.15
                                             =======      =======      =======      ========

Adjustments to fair value are being amortized on a straight-line basis, which approximates the level yield method, over the estimated average term of eight years for loans, four years for investments, two years for deposits, five years for FHLB advances and twelve years for mortgage-backed bonds. The core deposit intangible asset is being amortized over its expected useful life of ten years. The assumed effective income tax rate was 36%.

In April 2002, Bancorp and Levitt Companies announced the acquisition of a 40% interest in Bluegreen Corporation, a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land. The interest in Bluegreen was acquired for an aggregate price of approximately $56 million. Bluegreen's vacation interval resorts are located in a variety of popular vacation destinations while its land operations are predominantly located in the Southeastern and Southwestern United States. For the first nine months of its fiscal 2002 year, Bluegreen reported total operating revenues of approximately $220 million and net income of approximately $10.7 million on sales of 11,588 vacation interval interests and 1,092 homesites. The funds for the investment in Bluegreen were obtained from $29.9 million of borrowings from Bancorp's bank line of credit, proceeds from the trust preferred offering referred to above, the sale of equity securities from Bancorp's portfolio and Levitt Companies' working capital.

In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., L.L.C. ("Gruntal"), a broker dealer headquartered in New York. In connection with the transaction, it is anticipated that approximately 600 investment consultants from Gruntal will accept employment with Ryan Beck and approximately $14 billion in customers' portfolio assets will move to Ryan Beck, creating a combined firm of over 700 investment consultants located in 34 offices nationwide, with approximately $19 billion in client assets. In addition, the transaction included the acquisition of all of the outstanding equity interests in Gruntal's wholly-owned subsidiary, The GMS Group, L.L.C. ("GMS"), which focuses on tax-exempt securities. Ryan Beck also offered employment to certain persons involved in capital markets activities, including institutional sales and trading, research, investment banking and other groups. Specifically excluded from the liabilities assumed were any liabilities for litigation, arbitration or other claims relating to Gruntal's operations prior to April 26, 2002.

The assets that were acquired by Ryan Beck include all of Gruntal's customer accounts, furniture, leasehold improvements and equipment owned by Gruntal at the offices where the investment consultants are located, all of the equity interests in GMS, assets related to Gruntal's deferred compensation plan (subject to the obligations owed to participating investment consultants) and forgivable loans. In connection with the transaction, Ryan Beck committed to increase its capital by up to $15 million. Bancorp has already contributed $7.5 million to Ryan Beck's capital and may contribute up to an additional $7.5 million. The transaction involves the acquisition of a variety of assets and the payment or assumption of specified liabilities all of which was part of one integrated transaction.

The consideration provided by Ryan Beck for this transaction was the assumption of certain liabilities which relate specifically to the acquired assets and the payment of approximately $6.0 million in cash. Ryan Beck has also agreed for up to 90 days following the transaction to pay on behalf of Gruntal the rent due on certain offices where the former Gruntal investment consultants are located and to pay the vendor contracts related to such offices. Subject to certain conditions, Ryan Beck will assume some or all of those leases and vendor contracts at the end of the 90-day period or, in the alternative, leave them with Gruntal by notifying Gruntal that it will not assume the leases or payment obligations. Ryan Beck is not obligated to assume the real estate lease for a specific branch office or the related furniture, fixture and equipment contracts and vendor contracts, unless certain specified conditions are met 10 days before the end of the 90-day period.

5. Trading Securities

The Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the three months ended March 31, 2002, Ryan Beck realized net revenues from principal transactions of $7.5 million included in investment banking income compared to net revenues of $4.5 million during the same 2001 period. Furthermore, included in other liabilities at March 31, 2002 and December 31, 2001 was $66.7 million and $38.4 million, respectively, of securities sold, not yet purchased, relating to Ryan Beck trading activities.

Ryan Beck's trading securities consisted of the following (in thousands):

                                               March 31,   December 31,
                                                 2002          2001
                                               ---------   ------------
              States and municipalities         $ 4,943      $ 7,593
              Corporations                        7,083       20,989
              U.S. Government and agencies       13,190       32,308
              Corporate equities                  9,450        7,406
                                                -------      -------
                                                $34,666      $68,296
                                                =======      =======

6. Loans Held for Sale

Bancorp currently originates CRA residential loans for resale and refers its residential loan customers to an unaffiliated lender. During June 2000, Bancorp discontinued its commercial non-mortgage syndication lending activities and transferred the entire portfolio to loans held for sale.

Loans held for sale consisted of the following (in thousands):

                                              March 31,   December 31,
                                                2002          2001
                                              ---------   ------------
              Residential                      $ 6,763      $ 4,757
              Commercial syndication            22,706       40,774
                                               -------      -------
                Total loans held for sale      $29,469      $45,531
                                               =======      =======

In February 2001, BFC originated several loans to officers and directors totaling approximately $1.1 million, $100,000 of which are nonrecourse loans secured by investments in BankAtlantic Financial Ventures II, Ltd. These loans bear interest payable annually at the prime rate plus 1% and are due in February 2006.

7. Real Estate Held for Development and Sale and Joint Venture Activities

Real estate held for development and sale and joint venture activities consisted of the combined activities of Core Communities and Levitt and Sons as well as Levitt Companies' joint venture activities and a joint venture acquired in connection with the Community Savings acquisition. Core Communities is a developer of master planned residential commercial and industrial communities in Florida. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. The Company's investment and advances to the joint venture development acquired in connection with the Community Savings acquisition was $16 million at March 31, 2002. This development of single family homes, condominium units and duplexes is located on 117 acres of land in Indian River County, Florida. Also included in real estate held for development and sale and joint venture activities is Burlington Manufacturers Outlet Center ("BMOC"), a property owned by BFC. In March 2001, the Company's 50% ownership interest in Delray Industrial Park was sold and the Company recognized a net gain of approximately $1.3 million.

Real estate held for development and sale and joint ventures consisted of the following:

                                                     March 31,   December 31,
                                                       2002          2001
                                                     ---------   ------------
            Land and land development costs          $128,416      $114,499
            Construction costs                         20,063        17,949
            Other costs                                 9,713         9,985
            Equity investments in joint venture         1,995         7,127
            Loans to joint ventures                    47,199        28,713
            Other                                       4,655         4,890
                                                     --------      --------
                                                     $212,041      $183,163
                                                     ========      ========

The components of gains on sales of real estate developed for resale were as follows:

                                            For the Three Months
                                              Ended March 31,
                                            --------------------
                                             2002         2001
                                            -------      -------
Sales of real estate                        $37,853      $25,897
Cost of sales                                26,775       19,370
                                            -------      -------
  Gains on sales of real estate              11,078        6,527
Gain on joint venture activities                899          740
                                            -------      -------
Gains on sales of real estate held for
  sale and joint venture activities         $11,977      $ 7,267
                                            =======      =======

8. Comprehensive Income

The components of other comprehensive income relate to the net unrealized appreciation on securities available for sale, net of income taxes, and the Company's proportionate share of non wholly-owned subsidiaries' other comprehensive income, net of income taxes. The income tax (benefit) provision relating to the Company's proportionate share of comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the three months ended March 31, 2002 and 2001 was $(316,000) and $12,000, respectively.

9. Derivatives

The Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on January 1, 2001. At the adoption date we recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value resulting in a $1.1 million gain associated with the cumulative effect of a change in accounting principle, net of tax.

The derivatives utilized by Bancorp during the three months ended March 31, 2002 were interest rate swaps. During the three months ended March 31, 2002, Bancorp created fair value hedges by entering into various interest rate swap contracts with a notional amount of $33 million to convert $33 million of designated fixed rate time deposits to a three-month LIBOR interest rate. Bancorp funds LIBOR based assets such as commercial real estate loans with fixed rate time deposits.

The following table outlines the notional amount and fair value of the Company's derivatives outstanding at March 31, 2002: (in thousands)

                                                                           Paying        Receiving
                                              Notional                   Index/Fixed    Index/Fixed     Termination
                                               Amount     Fair Value        Amount         Amount            Date
                                              ---------   ----------     -----------    -----------     ------------
Fifteen year callable receive fixed swaps      $10,000      $  (322)      3 mo. LIBOR           6.15%    11/13/2016
Ten year callable receive fixed swaps          $30,000      $  (386)      3 mo. LIBOR           6.03%    12/17/2011
Ten year callable receive fixed swaps          $20,000      $  (448)      3 mo. LIBOR           6.08%     2/14/2012
Seven year callable receive fixed swaps        $13,000      $  (349)      3 mo. LIBOR           5.60%     3/20/2012
Five year pay fixed swaps                      $25,000      $  (637)             5.73%   3 mo. LIBOR       1/5/2006
Three year pay fixed swaps                     $50,000      $(1,687)             5.81%   3 mo. LIBOR     12/28/2003
                                               =======      =======       ===========    ===========     ==========
Forward contract to purchase
  adjustable rate mortgages                    $82,807      $   129
                                               =======      =======

10. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Interest expense and certain revenue and expense items are allocated to the various segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net income calculated under the management approach may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in the segments would, in management's view, likely not be impacted.

The following summarizes the aggregation of the Company's operating segments into reportable segments:

Reportable Segment                          Operating Segments Aggregated

Bank Investments              Investments, tax certificates, residential loan
                              purchases, CRA lending and real estate capital services

Commercial Banking            Commercial lending, syndications, international,
                              lease finance, trade finance and a real estate joint venture development

Community Banking             Indirect and direct consumer lending, small
                              business lending and ATM operations

Levitt Companies              Levitt Companies, which includes Levitt and Sons,
                              Core Communities, and real estate joint ventures.

Ryan Beck                     Investment banking and brokerage operations

Bancorp Parent Company        Costs of acquisitions, financing of acquisitions,
                              goodwill impairment, and equity investments

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

The Company evaluates segment performance based on net income after tax. The table below is segment information for income before minority interest and the cumulative effect of a change in accounting principle for the three months ended March 31, 2002 and 2001:

                                                      Bank Operations
                                        ---------------------------------------------
                                            Bank           Commercial       Community       Levitt            Ryan
(In thousands)                          Investments         Banking           Banking      Companies          Beck
                                        -----------       -----------       ---------       ---------       --------
2002
Interest income                         $    37,719       $    23,931       $   5,496       $     414       $    698
Interest expense and overhead               (26,885)          (13,978)         (3,216)             (1)          (328)
Provision for loan losses                      (200)           (2,215)           (150)             --             --
Non-interest income                             188               627           2,189          12,341         13,598
Segment profits and (losses)
 before taxes                                 8,236             5,783            (271)          6,288            233
Provision (benefit) for income taxes          2,878             2,020             (95)          2,201             82
                                        -----------       -----------       ---------       ---------       --------
Segment net income (loss)               $     5,358       $     3,763       $    (176)      $   4,087       $    151
                                        -----------       -----------       ---------       ---------       --------
Segment average assets                  $ 2,338,807       $ 1,514,704       $ 337,102       $ 205,698       $ 99,374
                                        ===========       ===========       =========       =========       ========

                                           Bancorp          BFC
                                            Parent        Holding           Segment
(In thousands)                             Company        Company            Total
                                          ---------       --------       -----------
2002
Interest income                           $     310       $     76       $    68,644
Interest expense and overhead                (3,323)        (1,196)          (48,927)
Provision for loan losses                        --             --            (2,565)
Non-interest income                           3,018            332            32,293
Segment profits and (losses)
 before taxes                                  (930)          (788)           18,551
Provision (benefit) for income taxes           (327)           701             7,460
                                          ---------       --------       -----------
Segment net income (loss)                 $    (603)      $ (1,489)      $    11,091
                                          =========       ========       ===========

Segment average assets                    $ 114,511       $ 24,499       $ 4,634,695
                                          =========       ========       ===========

                                                         Bank Operations
                                          ---------------------------------------------
                                              Bank           Commercial       Community        Levitt           Ryan
(In thousands)                            Investments          Banking         Banking        Companies         Beck
                                          -----------       -----------       ---------       ---------       --------
2001
Interest income                           $    46,619       $    31,975       $   7,597       $     451       $    576
Interest expense and overhead                 (35,645)          (19,193)         (4,702)            (90)          (103)
Provision for loan losses                        (163)           (4,246)          1,648              --             --
Non-interest income                               122               727           2,757           6,669          9,133
Segment profits and (losses)
 before taxes                                   8,780             7,967           1,440           1,551         (1,838)
Provision (benefit) for income taxes            3,302             2,996             542             423           (653)
                                          -----------       -----------       ---------       ---------       --------
Segment net income (loss)                 $     5,478       $     4,971       $     898       $   1,128       $ (1,185)
                                          ===========       ===========       =========       =========       ========

Segment average assets                    $ 2,593,231       $ 1,257,364       $ 405,159       $ 165,759       $ 59,822
                                          ===========       ===========       =========       =========       ========
                                           Bancorp         BFC
                                           Parent        Holding          Segment
(In thousands)                             Company       Company           Total
                                          --------       --------       -----------
2001
Interest income                           $     43       $     97       $    87,358
Interest expense and overhead               (5,616)        (1,077)          (66,426)
Provision for loan losses                       --             --            (2,761)
Non-interest income                            322          1,651            21,381
Segment profits and (losses)
 before taxes                               (6,869)           664            11,695
Provision (benefit) for income taxes        (2,404)         1,303             5,509
                                          --------       --------       -----------
Segment net income (loss)                 $ (4,465)      $   (639)      $     6,186
                                          ========       ========       ===========

Segment average assets                    $ 79,526       $ 47,429       $ 4,608,290
                                          ========       ========       ===========

The difference between total segment average assets and consolidated average assets, segment non-interest income and total consolidated non-interest income, and segment interest income and total consolidated interest income is as follows:

                                                      For the Three Months Ended
(In thousands)                                                  March 31,
                                                      --------------------------
Average Assets                                           2002            2001
                                                      ----------     ----------
Average assets for reportable segments                $4,634,695     $4,608,290
Average assets in overhead                                60,609        138,067
                                                      ----------     ----------
Total average consolidated assets                     $4,695,304     $4,746,357
                                                      ==========     ==========
Non-interest income
Total non-interest income for reportable segments     $   32,293     $   21,381
Items included in interest expense and overhead:
  Service charges on deposits                              4,863          3,880
  Gains on sales of assets                                   368            386
  Other fees                                                 707            691
                                                      ----------     ----------
Total consolidated non-interest income                $   38,231     $   26,338
                                                      ==========     ==========

                                                         For the Three Months Ended
(In thousands)                                                     March 31,
                                                         --------------------------
Interest income                                              2002           2001
                                                           --------       --------
Total interest income for reportable segments              $ 68,644       $ 87,358
Deferred interest income on real estate activities             (370)          (834)
Elimination entries                                            (360)          (175)
                                                           --------       --------
Total consolidated interest income                         $ 67,914       $ 86,349
                                                           ========       ========

                                                          For the Three Months Ended
(In thousands)                                                    March 31,
                                                          --------------------------
Segment Profits                                              2002           2001
                                                           --------       --------
Total segment profits before taxes for
  reportable segments                                      $ 11,091       $  6,186
Minority interest in income of consolidated subsidiaries      9,639          4,969
                                                           --------       --------
Total consolidated income from continuing operations       $  1,452       $  1,217
                                                           ========       ========

11. Earnings Per Share

The Company has two classes of common stock outstanding. The two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

12. Reclassifications

Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2002.

                   BFC Financial Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

General

BFC Financial Corporation (the "Company" or "BFC") is a unitary savings bank holding company that owns approximately 15.6% and 100%, respectively of the outstanding BankAtlantic Bancorp, Inc. ("Bancorp") Class A and Class B Common Stock for an aggregate ownership of 22.6% of total common stock outstanding. Bancorp is the holding company for BankAtlantic by virtue of its ownership of 100% of the outstanding BankAtlantic common stock.

BFC owns shares of Bancorp Class A and Class B Common Stock which represent 55.2% of the combined voting power and 22.6% of Bancorp's outstanding Common Stock. Because BFC controls greater than 50% of the vote of Bancorp, Bancorp is consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of Bancorp's net income, recognized by the Company.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report and in the documents incorporated by reference herein, the words "anticipate", "believe," "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, the risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; the impact on the national and local economies of the terrorist actions of September 11, 2001 and subsequent military activities or conflicts; credit risks and the related sufficiency of the allowance for loan losses; the effects of, and changes in, trade, monetary and fiscal policies and laws, including but not limited to interest rate policies of the Board of Governors of the Federal Reserve System; adverse conditions in the stock market, the public debt markets and other capital markets (including changes in interest rate conditions) and the impact of such conditions on our activities; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the impact of changes in accounting policies and with respect to the operations of Levitt Companies and its real estate activities: risks associated with real estate activities, the market for real estate generally and in the areas where Levitt Companies has developments, the availability and price of land suitable for development, materials prices, labor costs, environmental factors and governmental regulations; and the Company's success at managing the risks involved in the foregoing. This report also contains forward-looking statements with respect to the acquisition of Community Savings, Levitt's investment in Bluegreen Corporation and the acquisition of certain of the assets and assumption of certain of the liabilities of Gruntal & Co., ("Gruntal") each of which are subject to risks and uncertainties, including that the future financial and operating performance of the acquisitions and investments will not be as advantageous as expected or that they may adversely affect our results of operations. With respect to Ryan Beck, risks relating to the acquisition of certain assets of Gruntal include (1) the risk that the business of Ryan Beck and the assets acquired from Gruntal will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the acquisition may not be fully realized or realized within the expected time frame; (3) revenues following the acquisition may be lower than expected; (4) asset attrition, operating costs, customer loss and business disruption following the acquisition, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; and (5) competitive pressures among investment banking and brokerage companies may increase significantly and have an effect on pricing, spending, third-party relationships and revenues. Since BFC primary assets is the investment in Bancorp all of the above risk also relate to BFC. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed herein and in reports filed by the Company with the Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing factors are not exclusive.

Results of Operations

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            --------------------
              (In thousands)                                                  2002        2001
                                                                            -------      -------
              Income Statement
              Total interest income                                         $67,914      $86,349
              Total interest expense                                         35,301       54,274
                                                                            -------      -------
              Net interest income                                            32,613       32,075
              Provision for loan losses                                       2,565        2,761
              Gains on sales of securities, net                               3,039          135
              Other non-interest income                                      35,192       26,203
              Non-interest expense                                           49,728       43,957
                                                                            -------      -------
              Income before income taxes, minority interest and
                cumulative effect of a change in accounting principle        18,551       11,695
              Provision for income taxes                                      7,460        5,509
              Minority interest in income of consolidated subsidiaries        9,639        4,969
                                                                            -------      -------
              Income before cumulative effect of a change
               in accounting principle                                        1,452        1,217
              Cumulative effect of a change in accounting
                Principle, net of tax                                            --        1,138
                                                                            -------      -------
              Net income                                                    $ 1,452      $ 2,355
                                                                            =======      =======

For the Three Months Ended March 31, 2002 Compared to the Same 2001 Period:

Income before income taxes, minority interest and cumulative effect of a change in accounting principle increased 59% from 2001. The improvement in earnings resulted primarily from increases in non-interest income, which increased by 45% from the comparable 2001 quarter. This increase was the result of a significant increase in sales of real estate associated with Levitt Companies' operations, a substantial increase in broker-dealer revenues in Ryan Beck's operations, a large increase in service charges on deposit accounts linked to banking operations and a $3 million gain on the sale of equity securities. The above improvements in earnings were partially offset by a 13% increase in non-interest expense from the prior year's quarter. The increase was primarily the result of increases in compensation and advertising expenses. The higher compensation expense was the result of increased commissions as a consequence of a significant improvement in broker-dealer revenues as well as higher banking operations payroll expenses associated with the implementation of seven day banking on April 1, 2002 and the addition of 172 employees associated with the Community Savings acquisition. The higher advertising costs were related to marketing initiatives to attract demand deposit accounts. The above increase in non-interest income was partially offset by a net gain of approximately $1.3 million from the sale of BFC's ownership interest in Delray Industrial Park in 2001.

The Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on January 1, 2001. At the adoption date, the Company recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value, resulting in a $1.1 million gain recognized during the first quarter of 2001 associated with the cumulative effect of a change in accounting principle, net of tax.

Minority interest in income of consolidated subsidiaries increased 94% for the 2002 quarter as compared to the same period in 2001. This increase was primarily associated with a $4.6 million increase in Bancorp minority interest associated with higher Bancorp's earnings and an increase in ownership interest.

Net interest income

                                                                                           For the Three Months
(In thousands)                                                                                Ended March 31,
                                                                                 ----------------------------------------
Interest income:                                                                    2002           2001            Change
                                                                                 --------        --------        --------
Interest and fees on loans and leases                                            $ 47,128        $ 63,904        $(16,776)
Interest and dividends on securities available for sale                            12,085          13,409          (1,324)
Interest and dividends on other investments and trading securities                  8,701           9,036            (335)
Interest on deposits                                                              (15,326)        (24,444)          9,118
Interest on advances from FHLB                                                    (14,920)        (14,701)           (219)
Interest on securities sold under agreements to repurchase and
  federal funds purchased                                                          (1,384)         (9,632)          8,248
Interest on subordinated debentures, notes and bonds payable and guaranteed
  beneficial interest in Bancorp's Junior subordinated debentures                  (4,889)         (7,068)          2,179
Capitalized interest on real estate developments and joint ventures                 1,218           1,571            (353)
Provision for loan losses                                                          (2,565)         (2,761)            196
                                                                                 --------        --------        --------
Net interest income                                                              $ 30,048        $ 29,314        $    734
                                                                                 ========        ========        ========
Net interest margin                                                                  3.05%           2.89%           0.16%
                                                                                 ========        ========        ========

Net interest income increased slightly from 2001. The net interest margin, was impacted by lower interest earning assets, a change in the mix of Bancorp loan portfolio, a rapid decline in interest rates during 2001, a change in the mix of Bancorp's deposit portfolio, the redemption by Bancorp of subordinated debentures and the issuance by Bancorp of equity securities. The prime interest rate declined from 9.00% at January 1, 2001 to 4.75% at December 31, 2001, which primarily resulted in the yield on Bancorp's interest earning assets declining from 7.98% during 2001 to 6.42% during 2002 and the rates on interest paying liabilities declining from 5.58% to 3.94% during the same period. Total interest earning assets declined by $102 million during the same time period. The decline primarily resulted from; (i) lower residential loan average balances as the decline in interest rates caused accelerated repayments of residential loans and
(ii) lower average balances related to BankAtlantic's lease finance business, indirect consumer loans, syndication loans, international loans to correspondent banks and small business loans originated prior to January 1, 2000 (discontinued or curtailed lines of business). The above declines were partially offset by growth in Bancorp's commercial real estate and home equity loan portfolios. During the 2002 quarter, BankAtlantic continued to increase its transaction accounts, which contributed to the reduction in the cost of funds. BankAtlantic average deposit mix changed from 52% time deposits and 48% transaction accounts for the 2001 quarter to 46% time deposits and 54% transaction accounts during the same 2002 period. The composition of the loan portfolio changed from higher yielding loans associated with discontinued lines of business to lower yielding floating rate commercial and home equity loans. Commercial and home equity loans generally have less credit risk. During 2001 Bancorp retired its subordinated investment notes and 6-3/4% convertible subordinated debentures. The interest rates on these borrowings were higher than the average rates on other borrowings. During 2001, Bancorp raised approximately $94 million from public offerings of its Class A Common Stock, and these proceeds replaced interest-bearing liabilities.

Provision for Loan Losses

                                                     For the Three Months
      (In Thousands)                                   Ended March 31,
                                                  -----------------------
                                                    2002            2001
                                                  --------       --------
      Balance, beginning of period                $ 45,656       $ 48,072
      Charge-offs:
        Syndication loans                           (8,000)            --
        Small business - real estate                    --            (68)
        Small business - non-mortgage                 (931)        (1,344)
        Lease financing                             (2,212)        (1,985)
        Consumer loan - indirect                      (437)        (1,023)
        Consumer loans - direct                       (412)          (377)
        Residential real estate loans                 (139)          (152)
                                                  --------       --------
                                                   (12,131)        (4,949)
                                                  --------       --------
      Recoveries:
        Syndication loans                              683             --
        Small business - real estate                    --             21
        Small business - non-mortgage                  391            876
        Lease financing                                935            284
        Commercial business loans                       18            211
        Commercial real estate loans                    14             --
        Residential real estate loans                    3             65
        Consumer loans - indirect                      461            768
        Consumer loans - direct                        117             91
                                                  --------       --------
                                                     2,622          2,316
                                                  --------       --------
      Net charge-offs                               (9,509)        (2,633)
      Allowance for loan losses acquired            11,287             --
      Provision for loan losses                      2,565          2,761
                                                  --------       --------
      Balance, end of period                      $ 49,999       $ 48,200
                                                  ========       ========

Annualized net charge-offs to average loans were 1.32%, for the 2002 first quarter and 0.35%, for the 2001 first quarter. Included in charge-offs for the first quarter of 2002 was an $8 million partial charge-off of a syndication loan to a company in the commercial aviation repair parts and maintenance industry for which a specific valuation allowance had been established in late 2001. Excluding this one loan, net charge-offs would have equaled 0.21% of average loans on an annualized basis for the first quarter of 2002. The ending allowance for loan losses was 1.38% and 1.59% of total loans at March 31, 2002 and 2001, respectively. Included in the allowance for loan losses was an $11.3 million allowance acquired in connection with the Community Savings acquisition. Net charge-offs associated with our discontinued or curtailed lines of business were 95% of total net charge-offs during the first quarter of 2002 compared to 94% during the same 2001 period.

At the indicated dates, the Company's non-performing assets and potential problem loans were (in thousands):

                                                 March 31,   December 31,
                                                   2002          2001
                                                 ---------   ------------
      NONPERFORMING ASSETS
      Non-accrual:
      Tax certificates                            $ 1,776       $ 1,727
      Loans and leases                             49,741        37,255
                                                  -------       -------
        Total nonaccrual                           51,517        38,982
                                                  -------       -------
      Repossessed assets:
      Real estate owned, net of allowance           3,355         3,904
      Vehicles and equipment                            1            17
                                                  -------       -------
        Total repossessed assets                    3,356         3,921
                                                  -------       -------
      Total non-performing assets                 $54,873       $42,903
                                                  =======       =======

      POTENTIAL PROBLEM LOANS
      Contractually past due 90 days or more      $     6       $    --
      Restructured loans                              715           743
      Delinquent residential loans purchased        1,643         1,705
                                                  -------       -------
      TOTAL POTENTIAL PROBLEM LOANS               $ 2,364       $ 2,448
                                                  =======       =======

Non-performing assets represented 1.49% of total loans, tax certificates and repossessed assets at March 31, 2002. This compares to 1.45% at December 31, 2001. The increase in non-performing assets during the current quarter was primarily attributable to a $17 million loan secured by a hotel property in Orlando, and secondarily to the acquisition of Community Savings. The hotel loan is believed to be well secured and no loss is anticipated on this loan. BankAtlantic acquired $3.5 million of non-performing assets in connection with the Community Savings acquisition. Additionally, also included in non-accrual loans was a $12.3 million construction loan and $12.1 million of non-performing residential loans. The construction loan was evaluated for impairment and established a $1.9 million specific valuation allowance based on the estimated collateral value less cost to sell. Historically, the Company has experienced minimal losses in connection with non-performing residential loans.

Non-Interest Income

                                                                   For the Three Months
                                                                     Ended March 31,
                                                             ----------------------------------
                                                               2002        2001         Change
                                                             -------      -------      --------
(In thousands)
Banking Operations
Other service charges and fees                               $ 3,105      $ 3,561      $   (456)
Service charges on deposits                                    4,863        3,880           983
Gains on sales of loans held for sale, net of writedown            2           13           (11)
Gains on trading securities and available for sale, net        3,039          135         2,904
Other                                                          1,362        1,296            66
                                                             -------      -------      --------
    Non-interest income                                       12,371        8,885         3,486
                                                             -------      -------      --------
Levitt Companies Operations
Gains on sales of real estate developed for sale and
  joint venture activities                                    11,977        5,943         6,034
Other                                                            364          726          (362)
                                                             -------      -------      --------
    Non-interest income                                       12,341        6,669         5,672
                                                             -------      -------      --------
Ryan Beck Operations
Principal transactions                                         7,507        4,470         3,037
Investment banking                                             2,509          960         1,549
Commissions                                                    3,032        3,423          (391)
Other                                                            140          280          (140)
                                                             -------      -------      --------
    Non-interest income                                       13,188        9,133         4,055
                                                             -------      -------      --------
BFC Holding Company Operations
Gains on sales of real estate developed for sale and
  joint venture activities                                        --        1,324        (1,324)
Other                                                            331          327             4
                                                             -------      -------      --------
    Non-interest income                                          331        1,651        (1,320)
                                                             -------      -------      --------
Total non-interest income                                    $38,231      $26,338      $ 11,893
                                                             =======      =======      ========

Non-Interest Income - Banking Operations

The decline in other service charges and fees resulted from a 20% decrease in ATM fee income resulting from the termination of BankAtlantic's ATM relationship with Wal*Mart in September 2001. The decline in ATM fee income associated with the removal of BankAtlantic ATM machines from Wal*Mart stores was partially offset by higher fees earned from cruise ship operations and an increase in card fees.

During the 2002 period, service charges on deposits increased by over 25% from the comparable 2001 period. The increase in service charges primarily resulted from an increase in overdrafts fees from transaction accounts. Additionally, the rapid decline in interest rates decreased the earnings credit for commercial accounts, which have analysis charges, which further increased service charges on deposits.

Gains on trading and available for sale securities, net during the three months ended March 31, 2002 resulted primarily from the sale of equity securities for a $3.0 million gain and a $21,000 unrealized gain on derivative instruments.

Gains on trading and available for sale securities, net during the three months ended March 31, 2001 consisted of the sale of a $1.0 million mutual fund investment for a $322,000 gain, a $221,000 write-down associated with a limited partnership investment and a $34,000 unrealized gain on derivative instruments. The partnership write-down was due to an other-than-temporary decline in one equity investment held by the limited partnership.

Gains on sales of loans held for sale during the three months ended March 31, 2002 and 2001 represent the sale of $856,000 and $6.2 million, respectively, of residential loans for net gains as shown on the above table.

Included in other income during the 2002 quarter was a net gain of $344,000 associated with the sale of an in-store Wal*Mart branch. Included in other income during the 2001 quarter was a gain on the sale of a branch facility for a $386,000 gain.

Non-Interest Income - Levitt Companies Operations

The significant increase in gains on sales of real estate primarily resulted from higher gains on land sales and homes as well as increased earnings from joint venture activities. Gains on land sales increased from $1.5 million during the three months ended March 31, 2001 to $5.4 million during the same 2002 period. The 2002 land sale gain included the sale of one commercial property for a $5.1 million gain. Gains on home sales increased from $3.7 million during the 2001 quarter to $5.7 million during 2002 due to a 23% increase in sales of homes in 2002. Earnings from joint venture activities increased from $740,000 during the 2001 quarter to $899,000 during the same 2002 period.

The decline in other income resulted from a decline in rental income associated with a marine property sold during the second quarter of 2001 as well as a decline in other land sales revenues from the St. Lucie West real estate development.

Non-Interest Income - Ryan Beck Operations

Ryan Beck's total revenues increased 45% during the 2002 quarter compare to the same 2001 period. Investment banking revenues increased dramatically as a result of Ryan Beck's involvement in seven underwritten offerings during 2002 compared to none during the first quarter of 2001. Gross revenues from principal transactions increased by 68% from the corresponding 2001 period. The increase in principal transactions primarily resulted from the expansion of the fixed income group and the opening of additional branches during the fourth quarter of 2001. Commission income declined by 11% from the corresponding 2001 period. The reduction in revenues from commissions was due to a decline in equity transaction volume substantially offset by increased fixed income trading volume.

Non Interest Income - BFC Holding Company

Gain on sales of real estate in 2001 reflected a gain of $1.3 million on the sale of BFC's ownership interest in Delray Industrial Park.

Non-Interest Expense

                                                                        For the Three Months
                                                                          Ended March 31,
                                                                 ---------------------------------
                                                                  2002          2001       Change
                                                                 -------      -------      -------
(In thousands)
Banking Operations
Employee compensation and benefits                               $14,160      $13,187      $   973
Occupancy and equipment                                            6,321        6,019          302
Advertising and promotion                                          1,002          587          415
Amortization of cost over fair value of net assets acquired           --          708         (708)
Acquisition related charges and impairments                        1,074           --        1,074
Other                                                              5,824        5,255          569
                                                                 -------      -------      -------
  Non-interest expense                                            28,381       25,756        2,625
                                                                 -------      -------      -------
Levitt Companies Operations
Employee compensation and benefits                                 2,620        2,136          484
Advertising and promotion                                            748          800          (52)
Selling, general and administrative                                2,811        2,374          437
                                                                 -------      -------      -------
  Non-interest expense                                             6,179        5,310          869
                                                                 -------      -------      -------
Ryan Beck Operations
Employee compensation and benefits                                10,233        8,276        1,957
Occupancy and equipment                                              823          864          (41)
Advertising and promotion                                            449          125          324
Amortization of cost over fair value of net assets acquired           --          317         (317)
Other                                                              2,749        2,545          204
                                                                 -------      -------      -------
  Non-interest expense                                            14,254       12,127        2,127
                                                                 -------      -------      -------
BFC Holding Company Operations
Employee compensation and benefits                                   727          536          191
Occupancy and equipment                                               17           40          (23)
Other                                                                170          188          (18)
                                                                 -------      -------      -------
  Non-interest expense                                               914          764          150
                                                                 -------      -------      -------
Total  non-interest expenses                                     $49,728      $43,957      $ 5,771
                                                                 =======      =======      =======

Non-Interest Expense - Banking Operations

Compensation expenses increased 7% from the comparable 2001 period. The increase in compensation expenses was the result of employee recruiting expenses relating to the implementation of seven day banking on April 1, 2002 and the addition of 172 employees associated with the Community Savings acquisition. It is anticipated that the implementation of BankAtlantic's seven day banking initiative and the employment of additional employees will result in additional compensation expense in the future.

Occupancy and equipment expenses increased 5% from the comparable 2001 period. The increase was primarily due to additional data processing fees and higher depreciation expense. The increase in data processing fees was associated with additional charges from a third party service bureau due to deposit growth. The increase in depreciation expense related to additional depreciation expense associated with upgrades in Bancorp technology infrastructure.

The increase in advertising expense during the 2002 quarter reflects marketing initiatives to increase BankAtlantic transaction accounts which began in September 2001.

Upon the implementation of Financial Accounting Standard Number 142 on January 1, 2002, Bancorp discontinued the amortization of goodwill. Goodwill will be evaluated for impairment in subsequent periods.

Acquisition related charges and impairments include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic will close two of its Palm Beach county branches during the second quarter of 2002.

Other expenses increased by 11%. Included in other expenses during the three months ended March 31, 2001 was a $1.3 million gain from the sale of an REO property compared to an $86,000 net loss from REO property sales during the same 2002 period.

Non-Interest Expense - Levitt Companies Operations

The increase in compensation and benefits resulted from the expansion of Levitt and Sons' activities. The number of Levitt Companies employees increased from 200 at March 31, 2001 to 220 at March 31, 2002. Levitt and Sons began several new development projects during 2001 and the first quarter of 2002. This expansion also resulted in an increase in selling and other general and administrative expenses.

Non-Interest Expense - Ryan Beck Operations

The increase in employee compensation and benefits was primarily due to an increase in the number of employees in connection with the expansion of operations during the fourth quarter of 2001 and higher variable compensation expenses associated with the substantial increase in revenues mentioned above. Total number of employees increased from 272 at December 31, 2000 to 305 at March 31, 2002.

The increase in other expense reflect higher legal, communication, clearing and information processing expenses. The additional communication, clearing and information processing expenses were a result of the 2001 fourth quarter expansion and higher transactional volume.

The completion of the Gruntal transaction discussed herein will result in a significant increase in non-interest expenses in future periods.

Non-Interest Expense - BFC Holding Company Operations

The increase in employee compensation and benefits was primarily due to an increase in levels of compensation.

Segment Reporting

The table below provides segment information for income before minority interest in income of consolidated subsidiaries and the cumulative effect of a change in accounting principle for the three months ended March 31, 2002 and 2001:

                                          For the Three Months
              (In thousands)                  Ended March 31,
                                          ----------------------
              Segment net income            2002          2001
                                          --------       -------
              Bank investments            $  5,358       $ 5,478
              Commercial banking             3,763         4,971
              Community banking               (176)          898
              Levitt Companies               4,087         1,128
              Ryan, Beck                       151        (1,185)
              Bancorp Parent Company          (603)       (4,465)
              BFC Holding Company           (1,489)         (639)
                                          --------       -------
                Segment net income        $ 11,091       $ 6,186
                                          ========       =======

Bank Investments

Segment net income during the 2002 period was impacted by declining interest rates which resulted in a substantial decrease in segment interest income with a corresponding decrease in segment interest expense and overhead. The decline in segment average assets resulted from accelerated residential loan repayments associated with the declining interest rate environment.

Commercial Banking

Segment net income declined by 24% from the comparable 2001 quarter. The lower earnings primarily resulted from a significant decrease in interest income. The majority of the loans in BankAtlantic's commercial banking loan portfolio have floating interest rates. The rapid decline in interest rates during 2001 resulted in yields on interest earning assets declining faster than the segment's interest expense and overhead. This decline was partially offset by a lower provision for loan losses associated with BankAtlantic's lease finance and syndication loan portfolios due to declining loan balances.

Community Banking

Segment net income declined by $1.1 million from the comparable 2001 quarter. During the 2001 period the segment realized a $1.8 million improvement in its provision for loan losses reflecting declining small business and consumer indirect loan average balances and BankAtlantic management's belief that substantial progress had been made in improving the credit quality of the loan portfolio in this segment. During the three months ended March 31, 2002 the segment recorded a $150,000 provision for loan losses. Also contributing to the decline in segment net income was lower earnings from the community banking loan portfolio. The decline in loan portfolio earnings was due to lower average balances in the segment's indirect consumer and small business loan portfolios partially offset by higher home equity loan average balances.

Levitt Companies

Segment net income from the operations of Levitt Companies increased by 262% from the comparable 2001 quarter. The higher segment net income resulted from higher gains on land sales and homes as well as increased earnings from joint venture activities.

Ryan Beck

During the three months ended March 31, 2002 the Ryan Beck segment's net income increased to $151,000 compared to a $1.2 million loss during the same 2001 period. During 2002 Ryan Beck's investment banking and principal transaction revenues substantially increased from the corresponding 2001 period. The segment loss for the 2001 quarter was attributed to poor performance of the stock market.

Bancorp Parent Company

Bancorp parent company loss decreased by $3.9 million during the first quarter of 2002 compared to the same 2001 period. The significant reduction in the loss resulted from a $3.0 million gain on the sale of equity securities. The remaining improvement reflects lower interest expense and overhead associated with the redemption of Bancorp subordinated investment notes and the nearly full conversion of Bancorp 6-3/4% convertible subordinated debentures into equity. The increase in interest income reflects the origination of a $5.0 million inter-company loan.

BFC Holding Company

BFC holding company net loss increased during the first quarter of 2002 compared to the same period in 2001. The net loss increase was primarily due to the sale of the ownership interest in Delray during 2001.

Financial Condition

The Company's total assets at March 31, 2002 were $5.6 billion compared to $4.7 billion at December 31, 2001. The increase in total assets was primarily associated with Bancorp and primarily resulted from:

      o The acquisition of Community Savings, which added approximately $969 million in assets.
      o     The origination of commercial real estate and home equity loans.
      o Increase in real estate held for development and sale and joint venture activities due to an increase in Levitt and Sons real estate inventory.
      o Increases in cash and due from depository institutions due to higher in-transit cash letter balances.

      The above increases in total assets were partially offset by :
      o Decreased balances of residential loans due to accelerated loan repayment.
      o Continued run-off in the syndications, leasing, small business, international and indirect lending areas, which were discontinued or curtailed activities.

The Company's total liabilities at March 31, 2002 were $5.2 billion compared to $4.2 billion at December 31, 2001. The increase in total liabilities was primarily associated with Bancorp and was the result of increases from:

      o The acquisition of Community Savings, which added approximately $799 million in liabilities.
      o Overall deposit balance increases resulting from marketing initiatives.
      o     The issuance of trust preferred securities in March 2002.
      o     Additional borrowings at Levitt Companies to fund land purchases.
      o Higher securities sold not yet purchased balances associated with Ryan Beck's trading activities.

The above increases in total liabilities were partially offset by decreased short term borrowings due to residential loan repayments.

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

Interest Rate Risk

The majority of Bancorp assets and liabilities are monetary in nature, subjecting Bancorp to significant interest rate risk which would arise if the relative values of each of its assets and liabilities changed in conjunction with a general rise or decline in interest rates. Bancorp has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring the potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 2002 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were:

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

The model calculates the net potential gains and losses in net portfolio fair value by:

            (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at March 31, 2002, and
            (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values
            (iii) The difference between the fair value calculated in (i) and
                  (ii) is the potential gain or loss in net portfolio fair values.

Management of Bancorp has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, management of Bancorp has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BankAtlantic's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Presented below is an analysis of Bancorp's interest rate risk at March 31, 2002 as calculated utilizing the Bancorp's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                         Net
                                      Portfolio
                     Changes            Value            Dollar
                      in Rate          Amount            Change
                   -------------     ------------     -------------
                               (dollars in thousands)
                     +200 bp        $     493,316    $    (82,606)
                     +100 bp        $     535,859    $    (40,063)
                        0           $     575,922    $          0
                     -100 bp        $     543,172    $    (32,750)
                     -200 bp        $     487,225    $    (88,697)

In preparing the above table, Bancorp made various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

      o     loan prepayment rates,
      o     deposit decay rates,
      o market values of certain assets under the representative interest rate scenarios, and
      o     repricing of certain deposits and borrowings

It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that Bancorp assets and liabilities would be impacted as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve, could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory or reactive measures which we may take in the future.

Equity Price Risk

The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of our securities sold, not yet purchased, trading and available for sale securities at March 31, 2002 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                                   Available          Securities
             Percent            Trading            for Sale            Sold Not
            Change in         Securities          Securities              Yet             Dollar
            Fair Value        Fair Value          Fair Value           Purchased          Change
          ---------------   ----------------    ----------------    --------------    ----------------
                                             (dollars in thousands)
                   20%        $     41,599        $     26,056        $     80,021      $     24,613
                   10%        $     38,133        $     23,884        $     73,352      $     12,306
                    0%        $     34,666        $     21,713        $     66,684      $         -
                  -10%        $     31,199        $     19,542        $     60,016      $    (12,306)
                  -20%        $     27,733        $     17,370        $     53,347      $    (24,613)

Excluded from the above table are $23.6 million of investments in private companies for which no current market exists. The ability to realize on or liquidate our investments will depend on future market conditions and is subject to significant risk.

Ryan Beck is a market maker in equity securities, which could result, from time to time, in Ryan Beck holding securities during declining markets.

BFC's Liquidity and Capital Resources

The primary sources of funds to the Company (without consideration of Bancorp's liquidity and capital resources which except as noted, are not available to BFC) were dividends from Bancorp, revenues from property operations, principal and interest payments on loan receivables and borrowings. Funds were primarily utilized by BFC to invest in equity securities, reduce mortgage payable and other borrowings and to fund operating expenses and general and administrative expenses. BFC has an $8.0 million revolving line of credit that can be utilized for working capital as needed. At March 31, 2002, approximately $3.48 million was available under this facility that matures in December 2002 and bears interest at the prime rate plus 1%.

The Company (without consideration of Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company's interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, therefore, they are consolidated in these financial statements. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $5.1 million of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $4.4 million in the Partnership. The Company and the general partners retained ownership interests of approximately $1.8 million. Additionally, during 2001, approximately $895,000 of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $1.3 million in the partnerships. The Company and the general partners retained ownership interests of approximately $3.8 million increasing the Company's total investment in these partnerships to $5.6 million. Of the $1.3 million, Alan Levan and Jack Abdo each borrowed $500,000 from the Company on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company each borrowed $50,000 on a non-recourse basis to make their investments. Such amounts were still outstanding at the end of the quarter, bear interest at the prime rate plus 1% and are payable interest only annually with the entire balance due in February 2006. After the limited partners receive a specified return from the partnerships, the general partners are entitled to receive 20% of all cash distributions from the partnerships. The general partners are limited liability companies of which the members are: John E. Abdo
- 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0%; John E. Abdo, Jr. - 17.5% and BFC Financial Corporation - 57.5%. In January 2002, two of these venture partnerships distributed the shares of its investments that it owned. At March 31, 2002 and December 31, 2001, the Company's net investment in these partnerships were $3.2 million and $4.7 million, respectively.

As previously indicated the Company holds approximately 22.6% of the outstanding Bancorp Common Stock. The payment of dividends by Bancorp is subject to declaration by Bancorp's Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to Bancorp, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. While there is no assurance that Bancorp will pay dividends in the future, Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993 and management of Bancorp has indicated that it will seek to declare regular quarterly cash dividends on the Bancorp Common Stock. Bancorp currently pays a quarterly dividend of $.029 per share on its Class A and Class B Common Stock. Based on its current level of ownership and Bancorp's current dividend rate, BFC receives approximately $382,000 per quarter in dividends from Bancorp.

Bancorp's Liquidity and Capital Resources

Bancorp's principal source of liquidity is dividends from BankAtlantic. Bancorp also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. Bancorp's annual debt service at March 31, 2002 associated with its subordinated debentures, Trust Preferred Securities, and financial institution borrowings was $16.3 million and was increased to $17.7 million as a result of additional borrowings under a credit facility in April 2002 in connection with the investment in Bluegreen Corporation. Bancorp's estimated current annual dividends to common shareholders are $6.8 million. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon, among other things, the results of operations, financial condition and cash requirements of Bancorp as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends or otherwise advance funds to Bancorp, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income. During 2001, Bancorp received $22.2 million of dividends from BankAtlantic. Certain covenants contained in a Levitt Companies loan agreement prohibit it from paying dividends to Bancorp. Ryan Beck has not paid dividends to Bancorp and it is not anticipated that Ryan Beck will pay dividends during 2002.

In connection with the acquisition of Ryan Beck in June 1998, Bancorp established a retention pool covering certain key officers of Ryan Beck, under which 785,866 shares of Bancorp restricted Class A common stock were issued to key employees. The retention pool was valued at $8.1 million at the acquisition date, and the interest vested four years from the date of acquisition and was treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value of the restricted shares at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc., Deferred Compensation Plan. The participants' accounts vest under this Plan on June 28, 2002 in an estimated amount of $7.5 million and are payable in cash except that Bancorp can elect to defer payment of up to 50% of the participants' interests in the plan for up to one year following June 28, 2002. If Bancorp defers any portion of the cash payment, Bancorp will issue a note bearing interest at prime plus 1% for the deferred portion of the payment.

Bancorp has a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. In April 2002, Bancorp borrowed $29.9 million under this credit facility to fund Levitt Companies' investment in Bluegreen Corporation. As a consequence of the Community Saving acquisition, Bancorp requested and received from the lender under the credit facility certain waivers of financial covenants through December 31, 2002. Bancorp does not believe that it will need additional waivers beyond December 31, 2002. Amounts outstanding accrue interest at the prime rate minus 50 basis points and the facility matures on September 1, 2004.

In October 2001, Bancorp filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to an aggregate of $150 million of debt securities, shares of Bancorp Class A Common Stock and trust preferred securities. During December 2001, Bancorp sold 6.9 million shares of its Class A Common Stock under this registration statement in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million. In March 2002, $55.4 million of trust preferred securities were issued under this registration statement for net proceeds of $53.5 million. The proceeds from the above equity and trust preferred securities offerings were used to fund a portion of BankAtlantic's purchase of Community Savings, Levitt Companies' investment in Bluegreen Corporation and Ryan Beck's purchase of certain assets and the assumption of certain liabilities from Gruntal. In connection with Ryan Beck's acquisition of certain assets of Gruntal, Ryan Beck committed to increase its capital by up to $15 million. Bancorp has already contributed $7.5 million of capital to Ryan Beck and may contribute up to an additional $7.5 million. Ryan Beck also committed to establish a retention plan of at least $9.0 million for certain investment consultants, key employees and others.

BankAtlantic's primary sources of funds during the first three months of 2002 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment and REO, capital contributions from BankAtlantic Bancorp and deposit inflows. These funds were primarily utilized to fund operating expenses and deposit outflows, and to fund or purchase loans, FHLB stock, tax certificates, trading securities, and securities available for sale. At March 31, 2002, BankAtlantic met all applicable liquidity and regulatory capital requirements.

BankAtlantic's commitments to originate and purchase loans at March 31, 2002 were $262.4 million and $0 million compared to $174.4 million and $74.8 million at March 31, 2001. At March 31, 2002, loan commitments represented approximately 7.5% of net loans receivable, net.

At the indicated date BankAtlantic's capital amounts and ratios were (dollars in thousands):


                                                                             Minimum Ratios
                                                                      -----------------------------
                                                  Actual               Adequately        Well
                                           ---------------------       Capitalized    Capitalized
                                              Amount      Ratio           Ratio           Ratio
                                           ----------    -------      ------------    -------------
            At March 31, 2002:
            Total risk-based capital        $ 381,991     10.58%           8.00%          10.00%
            Tier 1 risk-based capital       $ 336,818      9.33%           4.00%           6.00%
            Tangible capital                $ 336,918      6.57%           1.55%           1.50%
            Core capital                    $ 336,918      6.57%           4.00%           5.00%

            At December 31, 2001:
            Total risk-based capital        $ 383,295     12.90%           8.00%          10.00%
            Tier 1 risk-based capital       $ 346,057     11.65%           4.00%           6.00%
            Tangible capital                $ 346,057      8.02%           1.50%           1.50%
            Core capital                    $ 346,057      8.02%           4.00%           5.00%

Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Bancorp's wholly owned subsidiary, Ryan Beck, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market marker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At March 31, 2002, Ryan Beck's regulatory net capital was approximately $10.1 million, which exceeded minimum net capital rule requirements by $9.1 million.

Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker; However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at March 31, 2002.

                           PART II - OTHER INFORMATION

Item 1 through 5. - Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

a)    Index to Exhibits - None

b) No reports on Form 8-K were filed during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BFC FINANCIAL CORPORATION


Date: May 15, 2002                 By:          /s/ Alan B. Levan
                                       -----------------------------------------
                                           Alan B. Levan, President


Date: May 15, 2002                 By:         /s/  Glen R. Gilbert
                                       -----------------------------------------
                                       Glen R. Gilbert, Executive Vice President
                                           Chief Accounting Officer and
                                           Chief Financial Officer