Form 10-Q
period 2002-06-30
BFC FINANCIAL CORP
filed 2002-08-14
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2002

                                   ----------

                        Commission File Number: 333-72213

                            BFC FINANCIAL CORPORATION
                         State of Incorporation: Florida

                                   ----------

                I.R.S. Employer Identification Number: 59-2022148

           1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304
                                 (954) 760-5200

                                   ----------

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

     Class A Common Stock of $.01 par value, 6,474,994 shares outstanding. Class B Common Stock of $.01 par value, 2,402,157 shares outstanding.

                   BFC Financial Corporation and Subsidiaries
                   Index to Consolidated Financial Statements

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Statements of Financial Condition as of June 30, 2002 and December 31, 2001 - Unaudited

            Consolidated Statements of Operations for the six and three month periods ended June 30, 2002 and 2001 - Unaudited

            Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended June 30, 2002 and 2001 - Unaudited

            Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 - Unaudited

            Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
           Consolidated Statements of Financial Condition - Unaudited
                       June 30, 2002 and December 31, 2001
                        (In thousands, except share data)

                                                                              2002           2001
                                                                           ----------     ----------
                                     ASSETS
Cash and due from depository institutions                                  $  154,069     $  124,383
Securities purchased under resell agreements                                      149            156
Investment securities and tax certificates (approximate fair value:
    $461,020 and $434,470)                                                    453,778        428,718
Loans receivable, net                                                       3,566,452      2,776,624
Securities available for sale, at fair value                                  806,961        859,483
Trading securities, at fair value                                             210,132         68,296
Accrued interest receivable                                                    36,714         33,787
Real estate held for development and sale and joint ventures                  237,297        183,163
Equity method investment                                                       58,205             --
Office properties and equipment, net                                           92,833         61,786
Federal Home Loan Bank stock, at cost which approximates fair value            60,732         56,428
Deferred tax asset, net                                                        16,108             --
Goodwill                                                                       98,633         39,859
Core deposit intangible asset                                                  14,664             --
Other assets                                                                   98,521         32,676
                                                                           ----------     ----------
      Total assets                                                         $5,905,248     $4,665,359
                                                                           ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                   $2,980,098     $2,276,567
Advances from FHLB                                                          1,218,926      1,106,030
Securities sold under agreements to repurchase                                491,735        406,070
Federal Funds purchased                                                        80,000         61,000
Subordinated debentures, notes and bonds payable                              209,143        145,484
Guaranteed preferred beneficial interests in Bancorp's Junior
  Subordinated Debentures                                                     155,125         74,750
Deferred tax liability, net                                                        --          3,916
Securities sold not yet purchased                                              68,325         38,431
Due to clearing agent                                                          94,312          9,962
Other liabilities                                                             171,251        120,557
                                                                           ----------     ----------
  Total liabilities                                                         5,468,915      4,242,767
                                                                           ----------     ----------

Minority interest                                                             359,683        348,420

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                   --             --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 6,474,994 in 2002 and 6,461,994 in 2001                   58             58
Class B common stock, of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 2,402,157 in 2002 and 2,366,157 in 2001                   22             21
Additional paid-in capital                                                     24,498         24,206
Retained earnings                                                              50,680         47,195
                                                                           ----------     ----------
  Total stockholders' equity before
    accumulated other comprehensive income                                     75,258         71,480
Accumulated other comprehensive income                                          1,392          2,692
                                                                           ----------     ----------
  Total stockholders' equity                                                   76,650         74,172
                                                                           ----------     ----------

  Total liabilities and stockholders' equity                               $5,905,248     $4,665,359
                                                                           ==========     ==========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
        For the Three and Six Month Periods Ended June 30, 2002 and 2001
                     (In thousands, except per share data)

                                                                         For the Three Months          For the Six Months
                                                                            Ended June 30,               Ended June 30,
                                                                        ----------------------      ------------------------
Interest income:                                                          2002          2001           2002           2001
                                                                        --------      --------      ---------      ---------
Interest and fees on loans and leases                                   $ 59,382      $ 61,645      $ 106,510      $ 125,549
Interest and dividends on securities available for sale                   11,818        13,324         23,903         26,733
Interest and dividends on other investment and trading securities         11,578         8,792         20,279         17,828
                                                                        --------      --------      ---------      ---------
        Total interest income                                             82,778        83,761        150,692        170,110
                                                                        --------      --------      ---------      ---------
Interest expense:
Interest on deposits                                                      17,106        23,089         32,432         47,533
Interest on advances from FHLB                                            15,676        14,660         30,596         29,361
Interest on securities sold under agreements to repurchase
  and federal funds purchased                                              2,113         7,142          3,497         16,774
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in Bancorp's Junior
  Subordinated Debentures                                                  6,751         6,897         11,640         13,965
Capitalized interest on real estate developments and joint ventures       (1,613)       (1,447)        (2,831)        (3,018)
                                                                        --------      --------      ---------      ---------
        Total interest expense                                            40,033        50,341         75,334        104,615
                                                                        --------      --------      ---------      ---------
Net interest income                                                       42,745        33,420         75,358         65,495
Provision for loan losses                                                  6,139         4,040          8,704          6,801
                                                                        --------      --------      ---------      ---------
Net interest income after provision for loan losses                       36,606        29,380         66,654         58,694
                                                                        --------      --------      ---------      ---------
Non-interest income:
Investment banking income                                                 37,862        10,202         50,910         19,055
Net revenues from sales of real estate and joint venture activities       12,466         7,420         24,443         14,687
Income from equity method investment                                       1,741            --          1,741             --
Service charges on deposits                                                5,688         3,890         10,550          7,770
Other service charges and fees                                             3,550         3,811          6,655          7,372
Gains on trading securities and securities available for sale              3,083         1,695          6,122          2,051
Impairment of securities                                                 (19,740)       (1,570)       (19,740)        (1,791)
Other                                                                      5,248         2,232          7,448          4,874
                                                                        --------      --------      ---------      ---------
        Total non-interest income                                         49,898        27,680         88,129         54,018
                                                                        --------      --------      ---------      ---------
Non-interest expense:
Employee compensation and benefits                                        54,746        23,595         82,486         47,730
Occupancy and equipment                                                   11,366         6,974         18,527         13,897
Advertising and promotion                                                  3,680         2,407          5,879          3,919
Amortization of intangible assets                                            454         1,049            454          2,074
Restructuring charges and impairment write-downs                           1,007          (219)         1,007           (219)
Acquisition related charges and impairments                                3,922            --          4,996             --
Other                                                                     19,118        11,613         30,672         21,975
                                                                        --------      --------      ---------      ---------
        Total non-interest expense                                        94,293        45,419        144,021         89,376
                                                                        --------      --------      ---------      ---------
(Loss) income before income taxes, minority interest,
  extraordinary itme and cumulative effect
  of a change in accounting principle                                     (7,789)       11,641         10,762         23,336
(Benefit) provision for income taxes                                      (2,201)        5,273          5,259         10,782
Minority interest in consolidated subsidiaries                            16,189         4,983         25,828          9,952
                                                                        --------      --------      ---------      ---------
(Loss) income before extraordinary item and cumulative
  effect of a change in accounting principle                             (21,777)        1,385        (20,325)         2,602
Extraordinary item (less applicable income taxes of $2,711)               23,810            --         23,810
Cumulative effect of a change in accounting principle
  (less applicable income taxes of $683)                                      --            --             --          1,138
                                                                        --------      --------      ---------      ---------
Net income                                                                 2,033         1,385          3,485          3,740
Amortization of goodwill, net of tax and minority interest                    --           215             --            432
                                                                        --------      --------      ---------      ---------
Net income adjusted to exclude goodwill amortization                    $  2,033      $  1,600      $   3,485      $   4,172
                                                                        ========      ========      =========      =========

                                                                     (continued)

See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
        For the Three and Six Month Periods Ended June 30, 2002 and 2001
                     (In thousands, except per share data)

                                                                    For the Three Months          For the Six Months
                                                                       Ended June 30,               Ended June 30,
                                                                  ------------------------     ------------------------
                                                                     2002           2001          2002           2001
                                                                  ---------      ---------     ---------      ---------
Basic (loss) earnings per share before extraordinary item
  and cumulative effect of a change in accounting principle       $   (2.72)     $    0.17     $   (2.54)     $    0.33
Basic earnings per share from extraordinary item                       2.97             --          2.97             --
Basic earnings per share from cumulative effect of a change
  in accounting principle                                                --             --            --           0.14
                                                                  ---------      ---------     ---------      ---------
Basic earnings per share                                          $    0.25      $    0.17     $    0.43      $    0.47
                                                                  =========      =========     =========      =========

Diluted (loss) earnings per share before extraordinary item
  and cumulative effect of a change in accounting principle       $   (2.72)     $    0.16     $   (2.54)     $    0.30
Diluted earnings per share from extraordinary item                     2.97             --          2.97             --
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                                                             --           0.13
                                                                  ---------      ---------     ---------      ---------
Diluted earnings per share                                        $    0.25      $    0.16     $    0.43      $    0.43
                                                                  =========      =========     =========      =========

Basic weighted average number of common shares outstanding            8,011          7,957         8,008          7,957

Diluted weighted average number of common and common
  equivalent shares outstanding                                       8,011          8,722         8,008          8,613

                   BFC Financial Corporation and Subsidiaries
               Consolidated Statements of Stockholders' Equity and
                        Comprehensive Income - Unaudited
                 For the Six Months Ended June 30, 2001 and 2002
                                 (In thousands)

                                                                                                             Accumulated
                                                                                                                Other
                                            Compre-        Class A      Class B    Additional                  Compre-
                                            hensive        Common       Common       Paid-in     Retained      hensive
                                            income          Stock        Stock       Capital     Earnings      Income        Total
                                            -------        ------       ------     ----------    --------    -----------    -------
Balance, December 31, 2000                                 $   58           21       25,788       41,721        5,027        72,615
 Net income                                 $ 3,740            --           --           --        3,740           --         3,740
                                            -------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                       (1,231)
    Accumulated gains associated
     with cash flow hedges                      108
    Reclassification adjustment for
     net gain included in net income             (2)
                                            -------
 Other comprehensive loss                    (1,125)
                                            -------
Comprehensive income                        $ 2,615
                                            =======
Net effect of Bancorp capital
 transactions, net of income taxes                             --           --          (48)          --           --           (48)
Net change in accumulated
 other comprehensive income,
 net of income taxes                                           --           --           --           --       (1,125)       (1,125)
                                                           ------       ------       ------       ------       ------       -------
Balance, June 30, 2001                                     $   58           21       25,740       45,461        3,902        75,182
                                                           ======       ======       ======       ======       ======       =======

Balance, December 31, 2001                                 $   58           21       24,206       47,195        2,692        74,172
 Net income                                 $ 3,485            --           --           --        3,485           --         3,485
                                            -------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                         (615)
   Accumulated loss associated
     with cash flow hedges                     (116)
    Reclassification adjustment
     for cash flow hedges                        37
    Reclassification adjustment for
     net gain  included in net income          (606)
                                            -------
 Other comprehensive loss                    (1,300)
                                            -------
Comprehensive income                        $ 2,185
                                            =======
Net effect of Bancorp capital
 transactions, net of income taxes                             --           --           88           --           --            88
Net change in accumulated
 other comprehensive income,
 net of income taxes                                           --           --           --           --       (1,300)       (1,300)
Exercise of stock options                                      --            1          204           --           --           205
                                                           ------       ------       ------       ------       ------       -------
Balance, June 30, 2002                                     $   58           22       24,498       50,680        1,392        76,650
                                                           ======       ======       ======       ======       ======       =======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                 For the Six Months Ended June 30, 2002 and 2001
                                 (In thousands)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                 ------------------------
                                                                                    2002           2001
                                                                                 ---------      ---------
Operating activities:
(Loss) income before cumulative effect of a change in accounting principle       $ (20,325)     $   2,602
Cumulative effect of a change in accounting principle, net of tax                       --          1,138
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
Provision for credit losses                                                          9,698          7,573
Change in real estate inventory                                                    (39,458)          (819)
Minority interest in income of consolidated subsidiaries                            25,828          9,952
Equity in joint venture earnings                                                    (1,939)        (1,196)
Income from equity method investment                                                (1,741)            --
Net collections (originations) of loans held for sale activity                      14,812        (19,193)
Proceeds from sales of loans classified as held for sale                             2,070         13,002
Gains on securities activities                                                      (6,122)        (2,051)
Impairment of securities                                                            19,740          1,791
Losses (gains) on sales of property and equipment                                      336           (367)
Gains on sales of in-store branches                                                   (384)            --
Property and equipment impairment                                                      205             --
Acquisition related impairment                                                         515             --
Depreciation, amortization and accretion, net                                        2,452          3,546
Amortization of intangible assets                                                      454          2,074
(Increase) decrease  in deferred tax asset, net                                    (13,738)         4,617
Bancorp issuance of subsidiary stock options                                           770             --
Trading activities, net                                                            (23,073)        12,444
(Increase) decrease in accrued interest receivable                                    (107)         6,916
Increase in other assets                                                           (28,399)       (25,467)
Decrease in due to clearing agent                                                  (17,355)            --
Increase in securities sold not yet purchased                                       28,616          1,819
Increase in other liabilities                                                       21,987         13,118
                                                                                 ---------      ---------
Net cash  (used in) provided by operating activities                               (25,158)        31,499
                                                                                 ---------      ---------
Investing activities:
Proceeds from redemption and maturities of investment
  securities and tax certificates                                                  100,071        129,813
Purchase of investment securities and tax certificates                            (142,246)      (102,085)
Purchases of securities available for sale                                        (212,973)      (238,013)
Proceeds from sales and maturities of securities available for sale                361,415        229,391
Proceeds from sales of FHLB stock                                                    6,509            512
FHLB stock acquired                                                                 (2,750)        (5,000)
Purchases and net (originations) collections of loans and leases                  (204,512)      (123,899)
Proceeds from sales of real estate owned                                             3,002          3,490
Net additions to office property and equipment                                     (16,265)        (5,586)
Increase in equity method investment                                               (53,736)            --
Repayments of and (investment in) joint ventures                                     3,143         (4,464)
Acquisitions, net of cash acquired                                                 (52,783)          (655)
                                                                                 ---------      ---------
Net cash used in investing activities                                            $(211,125)     $(116,496)
                                                                                 ---------      ---------

                                                                     (continued)

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                 For the Six Months Ended June 30, 2002 and 2001
                                 (In thousands)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                 ------------------------
                                                                                    2002           2001
                                                                                 ---------      ---------
Financing activities:
Net increase in deposits                                                            87,045        136,020
Reduction in deposits from sale of in-store branches                               (22,241)            --
Repayments of FHLB advances                                                        (99,450)      (275,246)
Proceeds from FHLB advances                                                         75,000        365,000
Net increase (decrease) in securities sold under agreements to repurchase           85,665       (220,788)
Net increase in federal funds purchased                                             19,000         97,300
Repayment of notes and bonds payable                                               (34,047)       (31,622)
Proceeds from notes and bonds payable                                               76,315         28,023
Minority interest capital contributions                                                 --          2,241
Issuance of BFC common stock upon exercise of stock options                            145             --
Bancorp issuance of common stock                                                       872            405
Issuance of equity method investment common stock                                     (105)            --
Issuance of trust preferred securities                                              80,375             --
Bancorp common stock dividends paid to non-BFC shareholders                         (2,612)        (1,422)
                                                                                 ---------      ---------
Net cash provided by financing activities                                          265,962         99,911
                                                                                 ---------      ---------
Increase in cash and cash equivalents                                               29,679         14,914
Cash and cash equivalents at beginning of period                                   124,539         88,609
                                                                                 ---------      ---------
Cash and cash equivalents at end of period                                       $ 154,218      $ 103,523
                                                                                 =========      =========

Supplementary disclosure of non-cash investing and
  financing activities
Interest paid                                                                    $  77,390      $ 109,725
Income taxes paid                                                                   14,013         10,875
Loans transferred to real estate owned                                              10,822          2,375
Loan net charge-offs                                                                15,349         10,113
Tax certificate net charge-offs                                                      1,178          1,327
Transfer of securities available for sale to equity
  method investment                                                                  2,728             --
Issuance of notes payable under the Ryan Beck deferred
  compensation plan                                                                  3,675             --
Increase in equity for the tax effect related to the exercise
  of stock option                                                                       60             --
Change in stockholders' equity resulting from the change
 in other comprehensive income, net of taxes                                        (1,300)        (1,125)
Change in stockholders' equity from the net effect
 of Bancorp's capital transactions, net of taxes                                        88            (48)
Decrease in minority interest resulting from the distribution of
 its securities investment                                                          (8,229)            --
Issuance of Bancorp Class A Common Stock upon
 conversion of subordinated debentures                                                  25             --

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1. Presentation of Interim Financial Statements

BFC Financial Corporation and its subsidiaries, identified herein as the "Company" and "BFC", is a unitary savings bank holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("Bancorp"). Bancorp is a diversified financial services holding company that owns 100% of the outstanding stock of BankAtlantic, Levitt Companies, LLC ("Levitt Companies") and Ryan Beck & Co., LLC ("Ryan Beck"). The Company's primary asset is the capital stock of Bancorp and its primary activities currently relate to the operations of Bancorp.

BFC owns shares of Bancorp Class A and Class B Common Stock which represent 55.2% of the combined voting power and 22.6% of Bancorp's outstanding Common Stock. Because BFC controls greater than 50% of the vote of Bancorp, Bancorp is consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of Bancorp's net income recognized by the Company.

In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at June 30, 2002 and December 31, 2001, the consolidated results of operations for the six and three months ended June 30, 2002 and 2001, the consolidated stockholders' equity and comprehensive income for the six months ended June 30, 2002 and 2001 and the consolidated cash flows for the six months ended June 30, 2002 and 2001. Such adjustments consisted only of normal recurring items except for the extraordinary item and cumulative effect of a change in accounting principle discussed in Note 4 and Note 10. The accompanying unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Form 10-Q for the three months ended March 31, 2002.

2. Investment in Bancorp and Bancorp's Equity Transactions

At June 30, 2002, the Company owned 8,296,891 shares of Bancorp Class A Common Stock and 4,876,124 shares of Bancorp Class B Common Stock representing 22.6% of all outstanding Bancorp Common Stock. At June 30, 2002, the Company's ownership percentage of Bancorp Class A and Class B Common Stock was approximately 15.5% and 100%, respectively. At June 30, 2002, the shares of Class A Common Stock and Class B Common Stock owned by the Company represented approximately 55.2% of the voting power of all outstanding shares of Bancorp's Common Stock.

The following transactions are additional equity transactions of Bancorp that impact or could impact the Company's ownership percentage of Bancorp and the minority interest of others in Bancorp.

Ryan Beck's Board of Directors adopted the Ryan, Beck & Co., LLC Common Unit Option Plan (the "Plan") effective March 29, 2002. The Plan provides for the grant of not more than an aggregate 500,000 Common Units representing limited liability interests of Ryan Beck. As of June 30, 2002, 8,125,000 units of Ryan Beck were outstanding, all of which are owned by Bancorp.

During the second quarter, 2002, Ryan Beck's Board of Directors granted, pursuant to the Plan, common unit options to acquire an aggregate of 470,000 common units of Ryan Beck The fair value of the common unit options was determined based on an independent appraisal. A second quarter compensation charge of $770,000 associated with these options was based on a fair value estimate from the independent appraiser.

Upon exercise of the common unit options, Bancorp or Ryan Beck have the right under certain defined circumstances, starting six months plus one day after the exercise date to repurchase the common units at fair value as determined by an independent appraiser. Bancorp and Ryan Beck also have the right of first refusal on any sale of common units, and Bancorp has the right to require any common unit holder to sell its units along with Bancorp in the event that Bancorp sells its interest in Ryan Beck.

In connection with the acquisition of Ryan Beck in June 1998, Bancorp established a retention pool covering certain key employees of Ryan Beck, under which 785,866 shares of Bancorp restricted Class A common stock were issued to these employees. The retention pool was valued at $8.1 million at the acquisition date and the shares, which vested four years from the date of acquisition, were treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value of the restricted shares at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc. Deferred Compensation Plan. All participant accounts under the plan vested on June 28, 2002 and the remaining participants received in the aggregate 5,941 shares of Bancorp Class A Common Stock, $3.8 million in cash and notes payable for an aggregate principal amount of $3.7 million. The notes payable mature on June 28, 2003 and bear interest at 5.75%.

3. Trust Preferred Securities

In June 2002, Bancorp formed BBC Capital Statutory Trust III ("BBC Capital III"), a statutory business trust, for the purpose of issuing Trust Preferred Securities. In June 2002, Bancorp participated in a pooled trust preferred securities offering in which BBC Capital III issued 25,000 Trust Preferred Securities at a price of $1,000 per security. The Trust Preferred Securities pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points with an initial coupon rate of 5.34%. The gross proceeds from the offering of $25.0 million were invested in an identical principal amount of Bancorp's Junior Subordinated Debentures which bear interest at the same floating rate as the Trust Preferred Securities and have a stated maturity of 30 years. In addition, Bancorp contributed $774,000 to BBC Capital III in exchange for BBC Capital III's Common Securities and such proceeds were also invested in an identical principal amount of floating rate Junior Subordinated Debentures. BBC Capital III's Common Securities are owned entirely by Bancorp. BBC Capital III's sole asset is $25.8 million in aggregate principal amount of floating rate Junior Subordinated Debentures. Holders of BBC Capital III's Trust Preferred Securities and the Trust Common Securities are entitled to receive a cumulative cash distribution at a floating rate equal to 3-month LIBOR plus 345 basis points of the $1,000 liquidation amount of each security. The Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Trust Common Securities held by Bancorp. The Trust Preferred Securities are considered debt for financial accounting and tax purposes. The net proceeds to Bancorp from the Trust Preferred Securities offering after underwriting discounts and expenses were approximately $24.2 million.

Bancorp used the proceeds from the above sale of trust preferred securities for general corporate purposes, including to augment the capital of Ryan Beck in conjunction with its acquisition of certain assets and the assumption of certain liabilities of Gruntal & Co., LLC, and to repay a portion of outstanding borrowings under Bancorp's revolving bank line of credit.

4. Acquisitions

On April 26, 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in The GMS Group, LLC. ("GMS"), a wholly- owned subsidiary of Gruntal. Gruntal provides securities brokerage and investment banking services to individual and institutional investors. GMS is primarily engaged in the business of buying, selling and underwriting municipal securities. The assets that were acquired from Gruntal include all of Gruntal's customer accounts, furniture, leasehold improvements and equipment owned by Gruntal at the offices where Gruntal's investment consultants are located, assets related to Gruntal's deferred compensation plan and forgivable loans. The consideration provided by Ryan Beck for this transaction was the assumption of a note payable related to furniture and equipment in the Gruntal offices, assumption of non-cancelable leases associated with the Gruntal offices acquired, obligations owed to investment consultants participating in Gruntal's deferred compensation plan that accepted employment with Ryan Beck, and the payment of $6.0 million in cash. Ryan Beck performed an evaluation of each retail branch office and institutional sales office of Gruntal and put back to Gruntal the lease obligations and related assets of certain individual offices with contractual terms it deemed unfavorable.

The deferred compensation plan assumed by Ryan Beck was a nonqualified plan covering select employees that provided participants the opportunity to defer up to 20 percent of cash compensation. Gruntal provided an annual matching contribution and in some cases special allocations both of which would vest if the employee remains employed for ten years from the plan year for which contributions were made. The obligations were not required to be funded and were unsecured general obligations to pay in the future the value of the deferred compensation, adjusted to reflect the performance of selected investment measurement options chosen by each participant during the deferral period. On April 26, 2002 Ryan Beck froze the plan, whereby the participants could no longer make future contributions and related matches ceased. The obligation at April 26, 2002 was $21 million of which $18.3 million was vested. Ryan Beck is subject to future expense based on future actuarial values of the plan obligations. Subsequently, Ryan Beck put in place a retention plan for certain Gruntal investment consultants, key employees and others during July 2002. Pursuant to the retention plan, the participants received a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $9.5 million, respectively. The participants received the length of service award and 50% of the retention award in forgivable notes in the aggregate amount of $5.7 million in July 2002. The participants can elect to receive their remaining 50% of the retention award in forgivable notes in February 2003, or the participants can elect to receive an enhanced award based on production goals, which will be paid out in the form of forgivable notes in January 2004. The award based on production goals can be no less than the amount they would have received on February 2003 assuming all participants remained employed through the retention award date. Each forgivable note will have a term of five years. A pro-rata portion of the principal amount of the note is forgiven each month over the five year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck.

The Gruntal transaction was accounted for by the purchase method of accounting. Under this method of accounting, the acquired assets and assumed liabilities of Gruntal are recorded at their estimated fair value, and the amount of estimated fair value of net assets in excess of the purchase price is used to write down non-financial assets and the remaining balance is recorded as an extraordinary income item. The operations of the Gruntal transaction were included in the Company's statement of operations, and the assets and liabilities assumed from Gruntal were included in the Company's statement of financial condition since April 26, 2002.

On March 22, 2002, BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. ("Community"), for $170.3 million in cash and immediately merged Community into BankAtlantic. The fair value of Community's assets acquired and liabilities assumed was included in the Company's statement of financial condition and Community's results of operations have been included in the Company's consolidated financial statements since March 22, 2002.

The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively. The Company is in the process of obtaining third party valuations; therefore, the allocation of the purchase price is subject to change (in thousands).

                                                Community       Gruntal             Total
                                                ---------      ---------         -----------
Cash and interest earning deposits              $ 124,977      $     886         $   125,863
Securities available for sale                      79,768         33,146             112,914
Trading securities                                     --        118,763             118,763
Loans receivable, net                             621,964             --             621,964
FHLB Stock                                          8,063             --               8,063
Investments and advances to joint ventures         16,122             --              16,122
Goodwill                                           58,775             --              58,775
Core deposit intangible asset                      15,117             --              15,117
Other assets                                       45,070         12,597              57,667
                                                ---------      ---------         -----------
    Fair value of assets acquired                 969,856        165,392           1,135,248
                                                ---------      ---------         -----------
Deposits                                          639,111             --             639,111
FHLB advances                                     138,981             --             138,981
Other borrowings                                   14,291          3,427              17,718
Securities sold not yet purchased                      --          1,201               1,201
Payable to clearing broker                             --        101,705             101,705
Other liabilities                                   6,674         27,402(1)           34,076
                                                ---------      ---------         -----------
    Fair value of liabilities assumed             799,057        133,735             932,792
Fair value of net assets acquired over cost            --        (23,810)(2)         (23,810)
                                                ---------      ---------         -----------
Purchase price                                    170,799          7,847             178,646
Cash acquired                                    (124,977)          (886)           (125,863)
                                                ---------      ---------         -----------
Purchase price net of cash acquired             $  45,822      $   6,961         $    52,783
                                                =========      =========         ===========

The purchase price of Community consisted of $170.3 million in cash and $500,000 of acquisition professional fees. The cost of the Gruntal transaction consisted of a $6.0 million cash payment to Gruntal, $750,000 of acquisition professional fees and an estimated $1.05 of million contingent consideration payable to Gruntal. The $1.05 million of contingent consideration to Gruntal relates to possible deferred compensation plan participant forfeitures and represents the maximum amount of additional consideration. Pursuant to the terms of the Acquisition Agreement, during each of the three years beginning October 27, 2002, Ryan Beck is obligated to pay Gruntal & Co. LLC up to $350,000 of forfeitures each year under the Amended and Restated Gruntal & Co. LLC Deferred Compensation Plan for each of the years in the three year period ended October 26, 2005.

      1. Included in Gruntal's other liabilities were $675,000 of termination costs for contract obligations related to leased equipment and $654,000 of contract termination obligations associated with closing certain Gruntal branches.

      2. Bancorp recognized an extraordinary gain of $23.8 million, net of income taxes of $2.7 million and reduced the carrying amount of non-financial assets by $11.2 million as a result of the fair value of the assets acquired exceeding the cost of the transaction. Bancorp did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquisition based on the fact that Bancorp acquired the membership interest in GMS instead of the net assets. Any change in the purchase accounting adjustments as a result of third party valuations will be reflected as an adjustment to the extraordinary gain.

The following is pro forma information for the three and six months ended June 30, 2002 and 2001 and is presented as if the Gruntal and Community transactions had been consummated on January 1, 2002 and 2001, respectively. The pro forma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the transaction been consummated during the period or as of the dates for which the pro forma financial information is presented (in thousands, except for share data).

                                                                        For the Three Months Ended
                                                           ----------------------------------------------------
                                                                 June 30, 2002               June 30, 2001
                                                           ----------------------------------------------------
                                                           Historical     Pro Forma     Historical    Pro Forma
                                                           ----------     ---------     ----------    ---------
Interest income                                            $  82,778      $  84,227      $ 83,761     $105,246
Interest expense                                              40,033         44,450        50,341       62,054
Provision for loan losses                                      6,139          6,139         4,040        4,130
                                                           ---------      ---------      --------     --------
Net interest income after provision for
  loan losses                                                 36,606         33,638        29,380       39,062
                                                           ---------      ---------      --------     --------
(Loss) income before extraordinary item                    $ (21,777)     $ (21,795)     $  1,385     $  1,130
                                                           =========      =========      ========     ========
Basic (loss) earnings per share                            $   (2.72)     $   (2.72)     $   0.17     $   0.14
                                                           =========      =========      ========     ========
Diluted (loss) earnings per share                          $   (2.72)     $   (2.72)     $   0.16     $   0.13
                                                           =========      =========      ========     ========

                                                                         For the Six Months Ended
                                                           ----------------------------------------------------
                                                                 June 30, 2002               June 30, 2001
                                                           ----------------------------------------------------
                                                           Historical     Pro Forma     Historical    Pro Forma
                                                           ----------     ---------     ----------    ---------
Interest income                                            $ 150,692      $ 169,154      $170,110     $214,053
Interest expense                                              75,334         82,644       104,615      128,869
Provision for loan losses                                      8,704         10,748         6,801        6,981
                                                           ---------      ---------      --------     --------
Net interest income after provision for
  loan losses                                                 66,654         75,762        58,694       78,203
                                                           ---------      ---------      --------     --------
(Loss) income before extraordinary item and cumulative
  effect of a change in accounting principles              $ (20,325)     $ (20,771)     $  2,602     $  1,531
                                                           =========      =========      ========     ========
Basic (loss) earnings per share before
  extraordinary item and cumulative effect
  of a change in accounting principle                      $   (2.54)     $   (2.59)     $   0.33     $   0.19
                                                           =========      =========      ========     ========
Diluted (loss) earnings per share before
  extraordinary item and cumulative effect
  of a change in accounting principle                      $   (2.54)     $   (2.59)     $   0.30     $   0.18
                                                           =========      =========      ========     ========

During April 2002, Bancorp and Levitt Companies ownership interest in Bluegreen Corporation ("Bluegreen"), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of drive-to vacation interval resorts, golf communities and residential land, increased from approximately 5% to 40%. This interest in Bluegreen was acquired for an aggregate purchase price of approximately $56 million. Bancorp acquired approximately 5% of Bluegreen common stock during the first quarter of 2001 and Levitt Companies acquired approximately 35% of Bluegreen common stock in April 2002. As a consequence of the acquisition of this interest in Bluegreen at various acquisition dates, it is accounted for as a step acquisition under the equity method of accounting. In a step acquisition the purchase price allocation is performed at each acquisition date and goodwill is recognized with each step purchase. Additionally, prior period financial statements should be restated to reflect the results of applying the equity method of accounting to the initial acquisition; however, Bancorp did not restate its prior year financial statements due to lack of significance. Under the equity method of accounting the investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize our 40% interest in the earnings or loss of Bluegreen after the acquisition date. Levitt is in the process of determining the Bluegreen purchase price allocation. The funds for the investment in Bluegreen were obtained from $29.9 million of borrowings from Bancorp's existing bank line of credit, proceeds of its trust preferred securities offering, proceeds from the sale of equity securities from Bancorp's portfolio and Levitt Companies' working capital.

5. Impairment of Securities

During 1999, Bancorp entered into a strategic relationship and invested $10 million in cash and issued 848,364 shares of Class A common stock to acquire an investment in Seisint, Inc. ("Seisint"), a privately held technology company. During 2000, a limited partnership in which BFC has approximately a 57% controlling interest (the "Partnership") also invested $2.0 million in Seisint. Bancorp had anticipated benefits from this strategic relationship through the exchange of ideas and cooperation in the development by Seisint of technology and support systems for use by financial institutions. Additionally, both Alan
B. Levan and John E. Abdo were directors of Seisint and each acquired direct and indirect interests in Seisint common stock.

Because Seisint has not been able to meet the objectives of its business plan or its financial performance goals, Bancorp performed an evaluation of its investment in Seisint to determine if there was an other than temporary decline in value associated with this investment. As a consequence of this evaluation, Bancorp wrote off its entire $15 million investment in Seisint during the three months ended June 30, 2002 and the Partnership wrote off $1.1 million. In December 2001, the Partnership had written off $916,000 in its investment in Seisint.

Bancorp also recognized an impairment charge of $3.2 million during the three months ended June 30, 2002 on other equity securities resulting from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities. BFC also recognized an impairment charge of $499,000 and $1.1 million during the six month periods ended June 30, 2002 and 2001, respectively, on other equity securities that were considered other than temporary decline in value. As a result of Bancorp losses, Bancorp has revised its policy for its equity investments. Any future equity investments by Bancorp will be limited to liquid securities and will be subject to significant concentration restrictions. At June 30, 2002 private equity investments totaled $14.1 million, including BFC.

6. Trading Securities and Securities Sold Not Yet Purchased

The Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Included in investment banking income during the three and six months ended June 30, 2002, realized net revenues from Ryan Beck's principal transactions of $17.3 million and $24.8 million, respectively, as compared to net revenues of $3.9 million and $8.4 million during the same 2001 periods.

Ryan Beck's trading securities consisted of the following (in thousands):

                                                      June 30,      December 31,
                                                        2002            2001
                                                      --------      ------------
      States and municipalities                       $133,448        $ 7,593
      Corporate debt securities                         19,535         20,989
      U.S. Government and agencies                      46,306         32,308
      Corporate equities                                10,843          7,406
                                                      --------        -------
                                                      $210,132        $68,296
                                                      ========        =======

Ryan Beck's securities sold not yet purchased consisted of the following (in thousands):

                                                      June 30,      December 31,
                                                        2002            2001
                                                      --------      ------------
      States and municipalities                       $ 16,367        $    --
      Corporate debt securities                         11,728         21,305
      U.S. Government and agencies                      33,487         15,244
      Corporate equities                                 6,743          1,882
                                                      --------        -------
                                                      $ 68,325        $38,431
                                                      ========        =======

7. Loans Held for Sale

BankAtlantic currently originates CRA residential loans for resale and refers its residential loan customers to an unaffiliated lender. During June 2000, BankAtlantic discontinued its commercial non-mortgage syndication lending activities and transferred the entire portfolio to loans held for sale.

Loans held for sale consisted of the following (in thousands):

                                                   June 30,     December 31,
                                                     2002           2001
                                                   --------     ------------
      Residential                                   $ 9,241        $ 4,757
      Commercial syndication                         19,506         40,774
                                                    -------        -------
        Total loans held for sale                   $28,747        $45,531
                                                    =======        =======

In February 2001, BFC originated several loans to officers and directors totaling approximately $1.1 million, $100,000 of which are nonrecourse loans secured by investments in BankAtlantic Financial Ventures II, Ltd. These loans bear interest payable annually at the prime rate plus 1% and are due in February 2006. On July 16, 2002, John Abdo borrowed from the Company $3.5 million on a recourse basis and paid off his existing loan due to the Company of $500,000. The $3.5 million loan bears interest at the prime rate plus 1%, requires monthly interest payments, is due on demand and is secured by 1,019,564 shares of BFC Class A Common Stock and 370,750 shares of BFC Class B Common Stock.

8. Real Estate Held for Development and Sale and Joint Venture Activities

Real estate held for development and sale and joint venture activities consisted of the combined activities of Core Communities, Levitt and Sons, Levitt Companies' joint venture activities and a joint venture acquired in connection with the Community Savings acquisition. Core Communities is a developer of master planned residential commercial and industrial communities in Florida. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. BankAtlantic's investment and advances to the joint venture development acquired in connection with the Community Savings acquisition was $17.8 million at June 30, 2002. This development of single family homes, condominium units and duplexes is located on 117 acres of land in Indian River County, Florida. Also included in real estate held for development and sale and joint venture activities is BFC's real estate which include Burlington Manufacturers Outlet Center ("BMOC"), a shopping center in North Carolina and the unsold land at Center Port. In March 2001, the Company's 50% ownership interest in Delray Industrial Park was sold and the Company recognized a net gain of approximately $1.3 million.

Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                    June 30,    December 31,
                                                      2002          2001
                                                    --------    ------------
      Land and land development costs               $148,802      $114,499
      Construction costs                              23,399        17,949
      Other costs                                      9,804         9,985
      Equity investments in joint venture              1,598         7,127
      Loans to joint ventures                         49,162        28,713
      Other                                            4,532         4,890
                                                    --------      --------
                                                    $237,297      $183,163
                                                    ========      ========

The components of net revenues from sales of real estate and joint venture activities were as follows (in thousands):

                                            For the Three Months     For the Six Months
                                               Ended June 30,          Ended June 30,
                                            --------------------    -------------------
                                              2002        2001        2002        2001
                                            -------     -------     -------     -------
Sales of real estate                        $46,864     $33,751     $84,717     $59,648
Cost of sales                                35,438      26,787      62,213      46,157
                                            -------     -------     -------     -------
  Gains on sales of real estate              11,426       6,964      22,504      13,491
Gains on joint venture activities             1,040         456       1,939       1,196
                                            -------     -------     -------     -------
Net revenues from sales of real estate
  and joint venture activities              $12,466     $ 7,420     $24,443     $14,687
                                            =======     =======     =======     =======

9. Comprehensive Income

The components of other comprehensive income relate to the net unrealized gains (losses) on securities available for sale, net of income taxes and the Company's proportionate shares of non-wholly owned subsidiaries other comprehensive income, net of income taxes such as net unrealized gains (losses) on securities available for sale and accumulated gains (losses) associated with cash flow hedges. The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended June 30, 2002 and 2001 was $543,000 and $52,000, respectively. Comprehensive income for the three months ended June 30, 2002 and 2001 was $1.2 million and $2.4 million, respectively.

10. Derivatives

The Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on January 1, 2001. At the adoption date we recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value resulting in a $1.1 million gain associated with Bancorp's cumulative effect of a change in accounting principle net of tax.

The derivatives utilized by Bancorp during the six months ended June 30, 2002 were interest rate swaps. During the six months ended June 30, 2002, Bancorp created fair value hedges by entering into various interest rate swap contracts with a notional amount of $33 million to convert $33 million of designated fixed rate time deposits to a three-month LIBOR interest rate. Bancorp funds LIBOR based assets such as commercial real estate loans with fixed rate time deposits.

During the year ended December 31, 2000, Bancorp entered into forward contracts to purchase the underlying collateral from a government agency pool of securities in May 2005. Included in securities gains in the Statement of Operations for the three and six months ended June 30, 2002 were $48,000 and $27,000 of unrealized losses associated with the forward contracts compared to unrealized gains of $21,000 and $34,000 during the same 2001 periods.

The following table outlines the notional amount and fair value of Bancorp's derivatives outstanding at June 30, 2002 (in thousands):

                                                                                  Paying            Receiving
                                                 Notional                       Index/Fixed        Index/Fixed       Termination
                                                  Amount       Fair Value         Amount              Amount             Date
                                                 --------      ----------       -----------        -----------       -----------
Fifteen year callable receive fixed swaps        $10,000        $  (136)        3 mo. LIBOR           6.15%           11/13/2016
Ten year callable receive fixed swaps             30,000             33         3 mo. LIBOR           6.03%           12/20/2011
Ten year callable receive fixed swaps             20,000            441         3 mo. LIBOR           6.08%           2/14/2012
Seven year callable receive fixed swaps           13,000            224         3 mo. LIBOR           5.60%           9/19/2009
Five year pay fixed swaps                         25,000         (1,393)               5.73%       3 mo. LIBOR         1/5/2006
Three year pay fixed swaps                       $50,000        $(2,242)               5.81%       3 mo. LIBOR        12/28/2003
                                                 =======        =======         ===========        ==========         ==========
Forward contract to purchase
  adjustable rate mortgages                      $95,324        $   103
                                                 =======        =======

The net amount of existing losses on the swaps included in other liabilities that are projected to be reclassified into earnings within the next 12 months is $526,862. The hedging relationships are expected to last over the term of the swaps.

11. Restructuring Charges and Impairment Write-Downs

During June 2002, BankAtlantic adopted a plan to discontinue certain ATM relationships resulting in a $801,000 restructuring charge and a $206,000 impairment write-down. These relationships were primarily with convenience stores and gas stations and did not currently meet BankAtlantic's performance expectations and were unlikely to meet future profitability goals. The remaining ATM machines (approximately 150 machines) are primarily located in BankAtlantic's branch network and on cruise ships. The restructuring plan is scheduled to be completed during the fourth quarter of 2002.

Restructuring charges at June 30, 2002 included in other liabilities consisted of (in thousands):

                                          Initial    Amount paid   Ending
      Type of restructuring charge         Amount   during period  Balance
      ----------------------------        -------   -------------  -------
      Lease contract termination costs      $664        $(31)       $633
      De-installation costs                   87          --          87
      Other                                   50          --          50
                                            ----        ----        ----
        Total restructuring charge          $801        $(31)       $770
                                            ====        ====        ====

12. Transitional Goodwill Impairment Evaluation

In connection with the transitional goodwill impairment evaluation under FASB Statement 142, the Company performed an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002, the date of adoption. During the six months ended June 30, 2002, Bancorp identified its reporting units and determined the carrying value of each of its reporting units by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Bancorp then determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount. If the fair value of the reportable unit exceeded the carrying amount, no further evaluation needed to be performed, and the goodwill in the reporting unit is not impaired. The fair values of all reporting units, except for the Ryan Beck reportable segment, exceeded its carrying amount at the adoption date. As a consequence, Bancorp may have to recognize an impairment loss relating to the Ryan Beck reportable segment. Bancorp has contracted with an independent appraiser to measure the loss and anticipates recognizing the goodwill impairment charge during the 2002 third quarter. Any transitional impairment loss associated with the Ryan Beck reportable segment will be recognized as the cumulative effect of a change in accounting principle in the statement of operations and this non-cash charge will be recorded effective as of January

1, 2002. The charge will have no impact on operating earnings or tangible capital impact.

13. Segment Reporting

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

The following summarizes the aggregation of the Company's operating segments into reportable segments:

Reportable Segment            Operating Segments Aggregated
-----------------------------------------------------------

Bank Investments              Investments, tax certificates, residential loan
                              purchases, CRA lending and real estate capital services

Commercial Banking            Commercial lending, syndications, international,
                              lease finance, trade finance and a real estate joint venture development

Community Banking             Indirect and direct consumer lending, small
                              business lending and ATM operations

Levitt Companies              Levitt Companies, which includes Levitt and Sons,
                              Core Communities, 35% of equity investment in Bluegreen and real estate joint ventures.

Ryan Beck                     Investment banking and brokerage operations

Bancorp Parent Company        Costs of acquisitions, financing of acquisitions,
                              and equity investments

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

The Company evaluates segment performance based on net income after tax. The table below is segment information for income before minority interest, extraordinary item and the cumulative effect of a change in accounting principle for the three months ended June 30, 2002 and 2001:

                                                            Bank Operations
                                           -------------------------------------------------
                                              Bank            Commercial          Community          Levitt             Ryan
(In thousands)                             Investments          Banking            Banking          Companies           Beck
                                           -----------        -----------        -----------        ---------        ---------
2002
Interest income                            $    46,354        $    26,906        $     6,514        $     477        $   3,125
Interest expense and overhead                  (31,477)           (15,767)            (3,963)            (312)            (313)
Provision for loan losses                           59             (5,933)              (265)              --               --
Non-interest income                              3,101                752              2,538           11,490           41,528
Segment profits and (losses)
 before taxes                                   14,107              2,571             (1,092)           5,805           (2,487)
Provision (benefit) for income taxes             3,753                684               (290)           2,032             (870)
                                           -----------        -----------        -----------        ---------        ---------
Segment net income (loss)                  $    10,354        $     1,887        $      (802)       $   3,773        $  (1,617)
                                           ===========        ===========        ===========        =========        =========
Segment average assets                     $ 2,891,958        $ 1,616,326        $   406,204        $ 273,357        $ 218,784
                                           ===========        ===========        ===========        =========        =========

                                             Bancorp              BFC
                                              Parent            Holding            Segment
(In thousands)                               Company            Company             Total
                                           -----------        -----------        -----------
2002
Interest income                            $       454        $        71        $    83,901
Interest expense and overhead                   (4,522)            (1,088)           (57,442)
Provision for loan losses                           --                 --             (6,139)
Non-interest income                            (17,845)            (1,325)            40,239
Segment profits and (losses)
 before taxes                                  (24,351)            (2,342)            (7,789)
Provision (benefit) for income taxes            (8,523)             1,013             (2,201)
                                           -----------        -----------        -----------
Segment net income (loss)                  $   (15,828)       $    (3,355)       $    (5,588)
                                           ===========        ===========        ===========
Segment average assets                     $    98,436        $    17,497        $ 5,522,562
                                           ===========        ===========        ===========

                                                            Bank Operations
                                           -------------------------------------------------
                                              Bank            Commercial          Community          Levitt             Ryan
(In thousands)                             Investments          Banking            Banking          Companies           Beck
                                           -----------        -----------        -----------        ---------        ---------
2001
Interest income                            $    46,487        $    30,178        $     7,016        $     344        $     580
Interest expense and overhead                  (35,687)           (17,761)            (4,225)             (60)            (206)
Provision for loan losses                           43             (5,404)             1,321               --               --
Non-interest income                                589                868              2,868            8,106           10,338
Segment profits and (losses)
  before taxes                                   9,856              6,234              1,837            2,078             (915)
Provision (benefit) for income taxes             3,621              2,291                675              421             (327)
                                           -----------        -----------        -----------        ---------        ---------
Segment net income (loss)                  $     6,235        $     3,943        $     1,162        $   1,657        $    (588)
                                           ===========        ===========        ===========        =========        =========
Segment average assets                     $ 2,654,965        $ 1,360,428        $   323,421        $ 166,661        $  76,306
                                           ===========        ===========        ===========        =========        =========

                                             Bancorp              BFC
                                              Parent            Holding            Segment
(In thousands)                               Company            Company             Total
                                           -----------        -----------        -----------
2001
Interest income                            $       (34)       $       105        $    84,676
Interest expense and overhead                   (5,118)              (912)           (63,969)
Provision for loan losses                           --                 --             (4,040)
Non-interest income                                758               (789)            22,738
Segment profits and (losses)
  before taxes                                  (5,853)            (1,596)            11,641
Provision (benefit) for income taxes            (2,049)               641              5,273
                                           -----------        -----------        -----------
Segment net income (loss)                  $    (3,804)       $    (2,237)       $     6,368
                                           ===========        ===========        ===========
Segment average assets                     $   108,570        $    35,428        $ 4,725,779
                                           ===========        ===========        ===========

The table below is segment information for income before minority interest, extraordinary item and cumulative effect of a change in accounting principle for the six months ended June 30, 2002 and 2001:

                                                            Bank Operations
                                           -------------------------------------------------
                                              Bank            Commercial          Community          Levitt             Ryan
(In thousands)                             Investments          Banking            Banking          Companies           Beck
                                           -----------        -----------        -----------        ---------        ---------
2002
Interest income                            $    84,072        $    50,837        $    12,010        $     891        $   3,823
Interest expense and overhead                  (58,362)           (29,748)            (7,179)            (313)            (641)
Provision for loan losses                         (141)            (8,148)              (415)              --               --
Non-interest income                              3,289              1,380              4,727           23,831           55,126
Segment profits and (losses)
 before taxes                                   22,343              8,354             (1,363)          12,093           (2,254)
Provision (benefit) for income taxes             6,631              2,704               (385)           4,233             (788)
                                           -----------        -----------        -----------        ---------        ---------
Segment net income (loss)                  $    15,712        $     5,650        $      (978)       $   7,860        $  (1,466)
                                           ===========        ===========        ===========        =========        =========
Segment average assets                     $ 2,615,383        $ 1,565,515        $   371,653        $ 168,502        $  66,836
                                           ===========        ===========        ===========        =========        =========

                                             Bancorp              BFC
                                              Parent            Holding            Segment
(In thousands)                               Company            Company             Total
                                           -----------        -----------        -----------
2002
Interest income                            $       764        $       147        $   152,544
Interest expense and overhead                   (7,845)            (2,284)          (106,372)
Provision for loan losses                           --                 --             (8,704)
Non-interest income                            (14,827)              (993)            72,533
Segment profits and (losses)
 before taxes                                  (25,281)            (3,130)            10,762
Provision (benefit) for income taxes            (8,850)             1,714              5,259
                                           -----------        -----------        -----------
Segment net income (loss)                  $   (16,431)       $    (4,844)       $     5,503
                                           ===========        ===========        ===========
Segment average assets                     $   102,944        $    22,165        $ 4,912,998
                                           ===========        ===========        ===========

                                                            Bank Operations
                                           -------------------------------------------------
                                              Bank            Commercial          Community          Levitt             Ryan
(In thousands)                             Investments          Banking            Banking          Companies           Beck
                                           -----------        -----------        -----------        ---------        ---------
2001
Interest income                            $    93,106        $    62,153        $    14,613        $     795        $   1,156
Interest expense and overhead                  (71,332)           (36,954)            (8,927)            (150)            (309)
Provision for loan losses                         (120)            (9,650)             2,969               --               --
Non-interest income                                711              1,595              5,625           14,775           19,471
Segment profits and (losses)
  before taxes                                  18,636             14,201              3,277            3,629           (2,753)
Provision (benefit) for income taxes             6,923              5,287              1,217              844             (980)
                                           -----------        -----------        -----------        ---------        ---------
Segment net income (loss)                  $    11,713        $     8,914        $     2,060        $   2,785        $  (1,773)
                                           ===========        ===========        ===========        =========        =========

Segment average assets                     $ 2,624,098        $ 1,308,896        $   364,290        $ 166,210        $  68,064
                                           ===========        ===========        ===========        =========        =========

                                             Bancorp              BFC
                                              Parent            Holding            Segment
(In thousands)                               Company            Company             Total
                                           -----------        -----------        -----------
2001
Interest income                            $         9        $       202        $   172,034
Interest expense and overhead                  (10,734)            (1,996)          (130,402)
Provision for loan losses                           --                 --             (6,801)
Non-interest income                              1,080                862             44,119
Segment profits and (losses)
  before taxes                                 (12,722)              (932)            23,336
Provision (benefit) for income taxes            (4,453)             1,944             10,782
                                           -----------        -----------        -----------
Segment net income (loss)                  $    (8,269)       $    (2,876)       $    12,554
                                           ===========        ===========        ===========
Segment average assets                     $    97,882        $    43,428        $ 4,672,868
                                           ===========        ===========        ===========

The difference between total segment average assets and consolidated average assets, segment non-interest income and total consolidated non-interest income, segment interest income and total consolidated interest income and segment income (loss) to consolidated income (loss) is as follows:

                                                                       For the Three Months               For the Six Months
(In thousands)                                                            Ended June 30,                    Ended June 30,
                                                                   ----------------------------      ----------------------------
Average Assets                                                         2002             2001             2002             2001
                                                                   -----------      -----------      -----------      -----------
Average assets for reportable segments                             $ 5,522,562      $ 4,725,779      $ 4,912,998      $ 4,672,868
Average assets in overhead                                             130,176          110,451          265,330          120,707
                                                                   -----------      -----------      -----------      -----------
Total average consolidated assets                                  $ 5,652,738      $ 4,836,230      $ 5,178,328      $ 4,793,575
                                                                   ===========      ===========      ===========      ===========

Non-interest income
Total non-interest income for reportable segments                  $    40,239      $    22,738      $    72,533      $    44,119
Items included in interest expense and overhead:
  Transaction fee income                                                 5,689            3,890           10,550            7,770
  (Losses) gains on sales of assets                                       (319)              20               49              367
  Other fees                                                             4,290            1,032            4,997            1,762
                                                                   -----------      -----------      -----------      -----------
Total consolidated non-interest income                             $    49,898      $    27,680      $    88,129      $    54,018
                                                                   ===========      ===========      ===========      ===========

                                                                       For the Three Months               For the Six Months
                                                                          Ended June 30,                    Ended June 30,
                                                                   ----------------------------      ----------------------------
(In thousands)                                                         2002             2001             2002             2001
                                                                   -----------      -----------      -----------      -----------
Interest income
Total interest income for reportable segments                      $    83,901      $    84,676      $   152,544      $   172,034
Deferred interest income on real estate activities                        (504)            (107)            (875)            (282)
Elimination entries                                                       (619)            (808)            (977)          (1,642)
                                                                   -----------      -----------      -----------      -----------
Total consolidated interest income                                 $    82,778      $    83,761      $   150,692      $   170,110
                                                                   ===========      ===========      ===========      ===========

Segment (loss) income
Total segment profits (loss) before taxes for
  reportable segments                                              $    (5,588)     $     6,368      $     5,503      $    12,554
Minority interest in income of consolidated subsidiaries                16,189            4,983           25,828            9,952
                                                                   -----------      -----------      -----------      -----------
Total consolidated (loss) income before extraordinary item and
cumulative effect of a change in accounting principle              $   (21,777)     $     1,385      $   (20,325)     $     2,602
                                                                   ===========      ===========      ===========      ===========

14. Earnings Per Share

The Company has two classes of common stock outstanding. The two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

15. New Accounting Pronouncements

In April 2002, Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified into continuing operations.

In June 2002, the FASB issued Statement No. 146 ("Costs Associated with Exit or Disposal Activities") This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred compared to prior literature, which recognized a liability when the entity committed to an exit plan. Management believes that this Statement will not have a material impact on the Company's financial statements; however, the Statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

16. Reclassifications

Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2002.

                   BFC Financial Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

General

BFC Financial Corporation, identified herein as the "Company" and "BFC", is a unitary savings bank holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("Bancorp"). Bancorp is a diversified financial services holding company that owns 100% of the outstanding stock of BankAtlantic, Levitt Companies, LLC ("Levitt Companies") and Ryan Beck & Co., LLC ("Ryan Beck"). The Company's primary asset is the capital stock of Bancorp and its primary activities currently relate to the operations of Bancorp.

BFC owns approximately 15.5% and 100%, respectively of the outstanding Bancorp Class A and Class B Common Stock for an aggregate ownership of 22.6% of total common stock outstanding. The shares of Bancorp Class A and Class B Common Stock owned by BFC represent 55.2% of the combined voting power of Bancorp's outstanding Common Stock. Because BFC controls greater than 50% of the vote of Bancorp, Bancorp is consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of Bancorp's net income recognized by the Company.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report and in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, the risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and Bancorp and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; the effects of, and changes in, trade, monetary and fiscal policies and laws, including but not limited to interest rate policies of the Board of Governors of the Federal Reserve System; adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on our activities; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the impact of changes in accounting policies by the Securities and Exchange Commission; the impact of periodic testing of goodwill and other intangible assets for impairment, and with respect to the operations of Levitt Companies and its real estate subsidiaries: the market for real estate generally and in the areas where Levitt Companies has developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company's success at managing the risks involved in the foregoing. Further, this report contains forward-looking statements with respect to recent acquisitions, each of which are subject to risks and uncertainties, including the risk that the acquisitions could involve additional costs or that the future financial and operating performance of these acquisitions will not be advantageous. Since BFC's primary asset is the investment in Bancorp, all of the above risks also relate to BFC. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing factors are not exclusive.

Results of Operations

                                                            For the Three Months          For the Six Months
                                                               Ended June 30,               Ended June 30,
                                                           ----------------------      ------------------------
(In thousands)                                               2002          2001           2002           2001
                                                           --------      --------      ---------      ---------
Income Statement
Total interest income                                      $ 82,778      $ 83,761      $ 150,692      $ 170,110
Total interest expense                                       40,033        50,341         75,334        104,615
                                                           --------      --------      ---------      ---------
Net interest income                                          42,745        33,420         75,358         65,495
Provision for loan losses                                     6,139         4,040          8,704          6,801
Gains on sales of securities                                  3,083         1,695          6,122          2,051
Impairment of securities                                    (19,740)       (1,570)       (19,740)        (1,791)
Other non-interest income                                    66,555        27,555        101,747         53,758
Non-interest expense                                         94,293        45,419        144,021         89,376
                                                           --------      --------      ---------      ---------
(Loss) income before income taxes, minority interest,
  extraordinary item and cumulative effect of a change
  in accounting principle                                    (7,789)       11,641         10,762         23,336
(Benefit) provision for income taxes                         (2,201)        5,273          5,259         10,782
Minority interest in consolidated subsidiaries               16,189         4,983         25,828          9,952
                                                           --------      --------      ---------      ---------
(Loss) income before extraordinary item and cumulative
  effect of a change in accounting principle                (21,777)        1,385        (20,325)         2,602
Extraordinary item, net of tax                               23,810            --         23,810             --
Cumulative effect of a change in accounting
  principle, net of tax                                          --            --             --          1,138
                                                           --------      --------      ---------      ---------
Net income                                                 $  2,033      $  1,385      $   3,485      $   3,740
                                                           ========      ========      =========      =========

For the Three Months Ended June 30, 2002 Compared to the Same 2001 Period:

Net income was significantly affected by non-recurring items during the current quarter. Bancorp recognized an extraordinary gain associated with the acquisition of certain assets and the assumption of certain liabilities of Gruntal and the acquisition of all of the membership interest in The GMS Group, LLC. ("GMS"). The extraordinary gain was recognized because the fair value of the assets acquired, after reducing the carrying value of non-financial assets to zero, exceeded the cost of the transaction by $23.8 million, net of income taxes of $2.7 million. Bancorp did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquisition because Bancorp's acquired the membership interest in GMS instead of the net assets.

The extraordinary gain was partially offset by a restructuring charge and an impairment write-down associated with BankAtlantic's ATM network, acquisition-related charges and impairments associated with the Community and Gruntal transactions and an other than temporary decline in the fair value of equity securities. The equity securities impairment reflected the write-off of equity investments which had experienced poor financial performance. As a consequence, Bancorp has revised its policy for equity investments, and any future equity investments will be limited to liquid securities subject to certain stringent concentration restrictions. The acquisition-related expenses were integration expenses, long-lived asset impairments and professional fees associated with the Gruntal and Community transactions. The ATM network restructuring charge and impairment write down resulted from the termination of convenience store and gas station relationships which did not meet Bancorp's performance expectations.

The non-recurring items during the 2001 second quarter were the amortization of goodwill, an adjustment to the estimated restructuring charge recorded in a prior period and an other than temporary decline in the fair value of equity securities.

During the quarter, Bancorp also experienced a significant increase in non-interest expenses associated with the Gruntal and Community transactions and higher provision for loan losses and operating expenses related to banking operations.

The increased provision for loan losses primarily related to two commercial real estate loans. The higher banking operations expenses were associated with the Community acquisition and BankAtlantic's "Seven Day Banking" initiative as well as advertising for related new deposit products.

The above non-recurring charges and higher non-interest expenses were partially offset by a significant improvement in net interest income, increased earnings at Levitt Companies, higher banking operations transaction fee income, a large increase in investment banking income as a result of the Gruntal transaction and gains on the sale of securities.

The improvement in net interest income reflects earning asset growth from loan originations and the Community acquisition as well as an improvement in the net interest margin caused by declining interest rates and a change in the deposit mix from higher yielding time deposits to lower yielding transaction accounts. Income from Levitt Companies increased significantly, reflecting increased sales of real estate by Core Communities and Levitt and Sons as well as equity in earnings associated with Levitt Companies' investment in Bluegreen. The improvement on gains on securities sales reflected the sale of mortgage-backed securities during the 2002 quarter in response to declining interest rates. The gains on securities sales during the 2001 quarter were primarily gains associated with the sale of equity securities. The substantial increase in investment banking income related to the increase in investment consultants as a result of the Gruntal transaction and the higher banking operation transaction fees were linked to BankAtlantic's new deposit products and the Community acquisition.

Included in the benefit for income taxes during the 2002 quarter was a $930,000 reduction in the deferred tax asset valuation allowance primarily associated with Levitt Companies election to be taxed as a corporation and the utilization of tax benefits from real estate sales. Additionally, Bancorp acquired, as part of the Community transaction, low-income housing tax credit investments which reduced the Company's tax liability by $140,000 during the three months ended June 30, 2002.

For the Six Months Ended June 30, 2002 Compared to the Same 2001 Period:

Net income, not considering minority interest in consolidated subsidiary, increased by 114% from the prior 2001 period. The increase in earnings primarily resulted from the items discussed above, as well as a non-recurring gain in the 2001 period recognized as a cumulative effect of a change in accounting principle. The Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on January 1, 2001. At the adoption date, Bancorp recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value, resulting in a $1.1 million gain recognized during the first quarter of 2001. This was accounted for as a cumulative effect of a change in accounting principle, net of tax.

Minority interest in consolidated subsidiaries increased for both the 2002 quarter and the 2002 six month period as compared to the 2001 corresponding periods due to an increase in Bancorp's earnings and ownership interest of the minority owners.

Net interest income

                                                          For the Three Months                       For the Six Months
                                                             Ended June 30,                            Ended June 30,
                                                  -----------------------------------       --------------------------------------
(In thousands)                                      2002         2001         Change           2002          2001          Change
                                                  --------     --------       -------       ---------     ---------       --------
Interest and fees on loans and leases             $ 59,382     $ 61,645       $(2,263)      $ 106,510     $ 125,549       $(19,039)
Interest on securities available for sale           11,818       13,324        (1,506)         23,903        26,733         (2,830)
Interest and dividends on other investment
   and trading securities                           11,578        8,792         2,786          20,279        17,828          2,451
Interest on deposits                               (17,106)     (23,089)        5,983         (32,432)      (47,533)        15,101
Interest on advances from FHLB                     (15,676)     (14,660)       (1,016)        (30,596)      (29,361)        (1,235)
Interest on securities sold under agreements
  to repurchase                                     (2,113)      (7,142)        5,029          (3,497)      (16,774)        13,277
Interest on subordinated debentures,
  notes and bonds payable and
  guaranteed preferred interests in Bancorp's
  Junior Subordinated Debentures                    (6,751)      (6,897)          146         (11,640)      (13,965)         2,325
Capitalized interest on real estate
  developments and joint ventures                    1,613        1,447           166           2,831         3,018           (187)
                                                  --------     --------       -------       ---------     ---------       --------
Net interest income                               $ 42,745     $ 33,420       $ 9,325       $  75,358     $  65,495       $  9,863
                                                  ========     ========       =======       =========     =========       ========
Net interest margin                                   3.32%        3.03%         0.29%           3.14%         2.97%          0.17%
                                                  ========     ========       =======       =========     =========       ========

For the Three Months Ended June 30, 2002 Compared to the Same 2001 Period:

The substantial improvement in net interest income primarily resulted from significant asset growth, increased income from trading securities and an improvement in the net interest margin.

The growth in earning assets primarily resulted from the Community acquisition which added $709 million of earning assets, and continued growth in Bancorp's commercial real estate and home equity loan portfolios. The above increases in earning assets were partially offset by accelerated repayments of residential loans due to declining mortgage rates during the period and lower average balances related to several discontinued or curtailed lines of business, including Bancorp's lease finance business, indirect consumer loans, syndication loans, international loans to correspondence banks and small business loans originated under previous policies prior to January 1, 2000. Interest income on loans and securities available for sale declined during 2002 compared to the same 2001 period. This decline in interest income reflects the rapid decline in interest rates during the latter half of 2001 which resulted in the refinancing of residential loans and the downward repricing of floating rate loans. These significant declines in yields on earning assets were substantially offset by the growth in earning assets mentioned above.

The increased interest income from trading securities resulted from the Gruntal transaction. Trading securities interest income increased from $580,000 during the 2001 period to $3.1 million during the same 2002 period. Trading securities balances increased from $31.1 million at June 30, 2001 to $210.1 million at June 30, 2002.

The net interest margin was impacted by a rapid decline in interest rates during 2001, a change in the composition of Bancorp's loan portfolio and a change in the mix of its deposit portfolio. The prime interest rate declined from 9.00% at January 1, 2001 to 4.75% at December 31, 2001, which resulted in the yield on Bancorp's interest earning assets declining from 7.66% during 2001 to 6.67% during 2002 and the rates on interest paying liabilities declining from 4.99% to 3.63% during the same period. During the 2002 quarter, Bancorp continued to increase its transaction accounts, which contributed to the reduction in its cost of funds. Bancorp's deposit mix changed from 53% time deposits and 47% transaction accounts at June 30, 2001 to 44% time deposits and 56% transaction accounts during the same 2002 period. The composition of Bancorp's loan portfolio changed from higher yielding loans associated with discontinued lines of business to lower yielding residential loans acquired in connection with the acquisition of Community and lower yielding floating rate commercial and home equity loans. The decline in interest expense on deposits was partially offset by average interest bearing deposits increasing by $474 million from the same 2001 period. The increase was primarily due to the Community acquisition. Interest expense on short-term borrowings was substantially lower during 2002. The significant decline in short term borrowings interest expense reflected lower short term interest rates and a decline in short term borrowings linked to an increase in deposit balances. The rates on short-term borrowings declined from 4.40% during the 2001 period to 1.79% during the same 2002 period.

Interest on subordinated debentures, notes and bonds payable remained at 2001 levels. During 2001, Bancorp retired its subordinated investment notes and 6-3/4% convertible subordinated debentures. The interest rates on these borrowings were higher than the average rates on other borrowings. The above reduction in borrowings was substantially offset by additional borrowings by Levitt Companies to fund real estate purchases and Bancorp's issuance of $80.4 million of trust preferred securities during the 2002 period.

For the Six Months Ended June 30, 2002 Compared to the Same 2001 Period:

Net interest income increased by 15% from 2001. Total interest income decreased by $19.4 million and total interest expense decreased by $29.3 million. The decrease in interest income primarily resulted from rapidly declining interest rates which impacted the repricing of floating rate loans and securities and contributed to refinancing of residential loans. The yield on interest earning assets declined from 7.86% during 2001 to 6.55% during 2002. The decline in yields on earnings assets was partially offset by $277 million of average earning asset growth associated with the Community acquisition. The decline in interest expense primarily resulted from the items discussed above. The rates in Bancorp's interest paying liabilities declined from 5.25% during 2001 to 3.77% during the same 2002 period and the rates on Bancorp's short-term borrowings declined from 5.10% during 2001 to 1.80% during the same 2002 period.

Provision for Loan Losses

                                              For the Three Months         For the Six Months
                                                 Ended June 30,              Ended June 30,
                                             ----------------------      ----------------------
      (In thousands)                           2002          2001          2002          2001
                                             --------      --------      --------      --------
      Balance, beginning of period           $ 49,999      $ 48,200      $ 45,657      $ 48,072
      Charge-offs:
        Syndication loans                          --            --        (8,000)           --
        Commercial real estate loans           (4,309)           --        (4,309)           --
        Small business - real estate               --            --            --           (12)
        Small business - non-mortgage          (1,261)         (840)       (2,192)       (2,184)
        Lease financing                        (1,972)       (3,397)       (4,184)       (5,382)
        Consumer loans - indirect                (299)         (669)         (737)       (1,692)
        Consumer loans - direct                  (237)         (314)         (649)         (691)
        Residential real estate loans              (3)           --          (142)         (152)
                                             --------      --------      --------      --------
                                               (8,081)       (5,220)      (20,213)      (10,113)
                                             --------      --------      --------      --------
      Recoveries:
        Syndication loans                          --            --           683            --
        Small business - non-mortgage             698           637         1,089         1,478
        Lease financing                           963           705         1,898           989
        Commercial business loans                  19            18            37           229
        Commercial real estate loans                3             7            17             7
        Residential real estate loans              60            91            63           156
        Consumer loans - indirect                 382           480           843         1,248
        Consumer loans - direct                   116           132           233           223
                                             --------      --------      --------      --------
                                                2,241         2,070         4,863         4,330
                                             --------      --------      --------      --------
      Net charge-offs                          (5,840)       (3,150)      (15,350)       (5,783)
      Allowance for loan losses acquired         (639)           --        10,648            --
      Provision for loan losses                 6,139         4,040         8,704         6,801
                                             --------      --------      --------      --------
      Balance, end of period                 $ 49,659      $ 49,090      $ 49,659      $ 49,090
                                             ========      ========      ========      ========

Annualized net charge-offs to average loans were 0.65% for the 2002 second quarter and 0.41% for the 2001 second quarter. Included in charge-offs for the second quarter of 2002 was a $4.3 million partial charge-off of a commercial real estate residential construction loan for which a $1.8 million specific valuation allowance was established in late 2001. This loan was transferred to real estate owned effective June 30, 2002. Excluding this one loan, net charge-offs would have equaled 0.17% of average loans on an annualized basis for the second quarter of 2002.

Annualized net charge-offs to average loans were 0.94% for 2002 year to date and 0.38% for the corresponding 2001 period. Included in charge-offs for the year was an $8 million partial charge-off of a syndication loan to a company in the commercial aviation repair parts and maintenance industry for which a specific valuation allowance was established for the entire amount of the charge-off in late 2001 as well as the $4.3 million partial charge-off mentioned above. Excluding these two loans, net charge-offs would have equaled 0.19% of average loans for 2002.

The allowance for loan losses was 1.34% and 1.59% of total loans at June 30, 2002 and 2001, respectively. Included in the allowance for loan losses was a $10.6 million allowance acquired in connection with the Community acquisition. This allowance was reduced by $639,000 in the second quarter of 2002 as a result of loan payoffs in the acquired portfolio. Also included in the allowance for loan losses was a valuation allowance of $4.1 million established on a $17.1 million commercial real estate loan to a company in the hospitality industry and a $670,000 valuation allowance established on a $2.1 million lease. These allowances were established as a result of the deteriorating financial condition of the borrowers and estimated value of the collateral.

Net charge-offs associated with Bancorp's discontinued or curtailed lines of business were 16% of total net charge-offs during the second quarter of 2002 compared to 91% during the same 2001 period. Year to date, these charge-offs represented 62% of total net charge-offs compared to 84% during 2001.

At the indicated dates, Bancorp's non-performing assets and potential problem loans were (in thousands):

                                                      June 30,      December 31,
                                                        2002            2001
                                                      --------      ------------
NONPERFORMING ASSETS
Non-accrual:
Tax certificates                                      $  1,431        $  1,727
Loans and leases                                        39,497          37,255
                                                      --------        --------
  Total non-accrual                                     40,928          38,982
                                                      --------        --------
Repossessed assets:
Real estate owned, net of allowance                     11,603           3,904
Vehicles and equipment                                      --              17
                                                      --------        --------
  Total repossessed assets                              11,603           3,921
                                                      --------        --------
   Total non-performing assets                          52,531          42,903
    Specific valuation allowances                       (4,890)         (9,936)
                                                      --------        --------
Total non-performing assets, net                      $ 47,641        $ 32,967
                                                      ========        ========

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more                      12              --
Restructured loans                                         698             743
Delinquent residential loans purchased                   1,562           1,705
                                                      --------        --------
TOTAL POTENTIAL PROBLEM LOANS                         $  2,272        $  2,448
                                                      ========        ========

Non-performing assets represented 1.38% of total loans, tax certificates and repossessed assets at June 30, 2002. This compares to 1.45% at December 31, 2001. The reduction in the percentage of non-performing assets to total loans, tax certificates and repossessed assets during the six month period reflects a significant increase in total loans and tax certificate balances at June 30, 2002 compared to December 31, 2001. The increase in non-performing assets was primarily attributable to the $17 million commercial real estate loan and the $2.1 million lease referred to above, and secondarily to $3.1 million of non-performing loans acquired in connection with the Community acquisition. The above increases in non-accrual loans were partially offset by an $8.0 million charge-off on a syndication loan described above. At June 30, 2002, included in real estate owned was repossessed property associated with the residential construction loan discussed above. The property was transferred to REO at $8.0 million, its estimated fair value less anticipated cost to sell.

Non-Interest Income

                                                   For the Three Months                       For the Six Months
                                                      Ended June 30,                            Ended June 30,
                                           ------------------------------------      ------------------------------------
                                             2002          2001         Change         2002          2001         Change
                                           --------      --------      --------      --------      --------      --------
(In thousands)
Banking Operations:
Other service charges and fees             $  3,550      $  3,811      $   (261)     $  6,655      $  7,372      $   (717)
Service charges on deposits                   5,688         3,890         1,798        10,550         7,770         2,780
Gains on securities available for sale        3,083         1,695         1,388         6,122         2,051         4,071
Impairment of securities                    (18,157)         (474)      (17,683)      (18,157)         (695)      (17,462)
Income from equity method investment            219            --           219           219            --           219
Other                                           973         1,128          (155)        2,338         2,437           (99)
                                           --------      --------      --------      --------      --------      --------
    Non-interest income                      (4,644)       10,050       (14,694)        7,727        18,935       (11,208)
                                           --------      --------      --------      --------      --------      --------
Levitt Companies Operations:
Net revenues from sales of real estate       12,466         7,398         5,068        24,443        13,341        11,102
Income from equity method investment          1,522            --         1,522         1,522            --         1,522
Other                                           351           681          (330)          715         1,407          (692)
                                           --------      --------      --------      --------      --------      --------
    Non-interest income                      14,339         8,079         6,260        26,680        14,748        11,932
                                           --------      --------      --------      --------      --------      --------
Ryan Beck Operations:
Principal transactions                       17,299         3,935        13,364        24,806         8,405        16,401
Investment banking                            4,097         3,078         1,019         6,606         4,038         2,568
Commissions                                  16,466         3,189        13,277        19,498         6,612        12,886
Other                                         3,666           138         3,528         3,806           418         3,388
                                           --------      --------      --------      --------      --------      --------
    Non-interest income                      41,528        10,340        31,188        54,716        19,473        35,243
                                           --------      --------      --------      --------      --------      --------
BFC Holding Company Operations:
Net revenues from sales of real estate           --            22           (22)           --         1,346        (1,346)
Impairment of securities                     (1,583)       (1,096)         (487)       (1,583)       (1,096)         (487)
Other                                           258           285           (27)          589           612           (23)
                                           --------      --------      --------      --------      --------      --------
    Non-interest income                      (1,325)         (789)         (536)         (994)          862        (1,856)
                                           --------      --------      --------      --------      --------      --------
Total non-interest income                  $ 49,898      $ 27,680      $ 22,218      $ 88,129      $ 54,018      $ 34,111
                                           ========      ========      ========      ========      ========      ========

Non-Interest Income - Banking Operations

The decline in other service charges and fees during the quarter and year to date resulted from a 26% and 32% decrease in ATM fee income related to the termination of BankAtlantic's ATM relationship with Wal*Mart in September 2001. The decline in ATM fee income associated with the removal of BankAtlantic's ATM machines from Wal*Mart stores was partially offset by higher fees earned on check cards. Check card fees increased by 163% during the second quarter compared to the same 2001 period and 143% during 2002 year to date compared to the same 2001 period. The increase in check card fees was linked to a significant increase in transaction accounts associated with BankAtlantic's high performance checking products and "Seven Day Banking" initiative.

During the 2002 period, service charges on deposits increased by over 46% during the second quarter and 36% year to date from the comparable 2001 periods. The increase in service charges primarily resulted from an increase in overdraft fees from transaction accounts and deposit fees associated with the Community acquisition. The increase in overdraft fees was associated with BankAtlantic's new high performance checking product. Since the inception of this product BankAtlantic has opened 44,000 accounts with total deposit balances of $90.2 million as of June 30,

2002. Additionally, the rapid decline in interest rates decreased the earnings credit for commercial accounts which have analysis charges, which further increased service charges on deposits during the 2002 periods.

Gains on securities available for sale during the three months ended June 30, 2002 resulted primarily from the sale of REMIC securities, corporate bonds and equity securities for a $2.4 million, $367,000 and $341,000 gain, respectively. Additionally, BankAtlantic also recorded a $48,000 unrealized loss on derivative instruments during the second quarter. Gains on securities available for sale during the six months ended June 30, 2002 included sales discussed above as well as the sale of equity securities for a $3.0 million gain and a $27,000 unrealized gain on derivative instruments.

Gains on securities available for sale during the three months ended June 30, 2001 consisted of the sale of equity securities for a gain of $1.2 million and the sale of fixed rate mortgage backed securities for a $497,000 gain. Gains on securities available for sale during the six months ended June 30, 2001 also included the sale of a mutual fund investment for a $322,000 gain and a $34,000 unrealized gain on derivative instruments.

During 1999, Bancorp entered into a strategic relationship with Seisint, Inc. and invested $10 million in cash and issued 848,364 shares of Bancorp Class A common stock for $15 million of Seisint, Inc. common stock. Seisint is a privately held technology company, which provides marketing information, application solutions and customer relationship management applications. Bancorp anticipated benefits from this strategic relationship through the exchange of ideas and cooperation in the development by Seisint of technology and support systems for use by financial institutions. Additionally, both Alan B. Levan and John E. Abdo were directors of Seisint and each acquired direct and indirect interest in Seisint common stock.

Because Seisint has not been able to meet the objectives of its business plan or financial performance goals, Bancorp performed an evaluation of its investment in Seisint to determine if there was an other than temporary decline in value associated with this investment. As a consequence of this evaluation, Bancorp wrote off its entire $15 million investment in Seisint during the three months ended June 30, 2002. Bancorp also recognized an impairment charge of $3.2 million during the three months ended June 30, 2002 on equity securities resulting from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities. Bancorp recognized a $474,000 and $695,000 impairment charge associated with equity securities during the three and six month period ended June 30, 2001.

As a result of these losses, Bancorp has revised its policy for holding company equity investments. Any future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. At June 30, 2002 equity investments totaled $8.7 million.

Income from equity method investment represents BankAtlantic Bancorp's 4.9% ownership interest in the earnings of Bluegreen Corporation during the three and six months ended June 30, 2002. In April 2002, Levitt Companies acquired an additional 34% of Bluegreen Corporation's common stock. See the discussion below concerning the investment in Bluegreen Corporation by Levitt Companies.

Included in other income during the 2002 quarter was a $294,000 loss from the sale of the servicing rights associated with the residential loans acquired in connection with the Community acquisition. Included in other income during the six months ended June 30, 2001 was the sale of a branch facility for a $386,000 gain.

Non-Interest Income - Levitt Companies Operations

Net revenues from sales of real estate represented the net profits on sales of real estate by Levitt and Sons and Core Communities as well as equity in earnings from real estate joint venture activities. The significant increase in net revenues from sales of real estate during the 2002 quarter compared to the 2001 quarter primarily resulted from Core Communities' land sales as well as an increase in Levitt and Sons' home sales. Gains on land sales for the quarter ended June 30, 2002 was $4.6 million as compared to $1.3 million for the same period in 2001. The 2002 land sales included the sale of one commercial property for a $3.6 million gain. Gains on home sales for the quarter ended June 30, 2002 was $6.8 million as compared to $5.0 million for the same period in 2001. Gains on joint venture activities were $1.0 million during the 2002 quarter and $456,000 during the 2001 quarter. The 2001 revenues from sales of real estate include a net gain of $680,000 on the sale of a marine rental property.

During the six months ended June 30, 2002, net revenues from the sales of real estate and joint venture activities was $24.4 million as compared to $13.3 million during the same 2001 period. During the six months ended June 30, 2002, Core Communities' net gain on land sales was $10.6 million as compared to $2.8 million in 2001. The 2002 land sales included the sale of two commercial properties for a $9.3 million gain. During the six months ended June 30, 2002, gains on homes sales were $11.9 million as compared to $8.6 million during the same 2001 period. During the six months ended June 30, 2002 gains on joint venture activities were $1.9 million as compared to $1.2 million during the same period in 2001. In 2001, Levitt Companies sold a marine rental property for a net gain of $680,000.

In April 2002, Levitt Companies acquired 34% of Bluegreen Corporation's common stock. Bluegreen Corporation is a developer of drive-to vacation interval resorts, golf communities and residential land. Levitt Companies' investment in Bluegreen Corporation is accounted for under the equity method. Accordingly, Levitt Companies recorded in income its ownership interest in the earnings of Bluegreen Corporation of approximately $1.5 million during the three months ended June 30, 2002.

The increase in non-interest income was partially offset by a decline in rental income associated with a marine property sold during the second quarter of 2001.

Non-Interest Income - Ryan Beck Operations

During the second quarter of 2002 compared to the same 2001 period revenues increased by 302%. The increase was primarily the result of increased agency commissions and principal transaction revenues. The increase resulted from the additional investment consultants and trading personnel hired in connection with the Gruntal transaction.

During the six months ended June 30, 2002 compared to the same 2001 period revenues increased by 181%. Principal transactions and commission revenues each increased by 195% from the corresponding 2001 period. The substantial increase in revenues was attributed to the additional investment consultants and trading personnel hired in connection with the Gruntal transaction.

Non Interest Income - BFC Holding Company

BFC recognized an impairment charge of $1.6 million and $1.1 million during the three months ended June 30, 2002 and 2001, respectively, on equity securities resulting from significant declines in their value that were considered other than temporary.

Gain on sales of real estate in 2001 reflected a gain of $1.3 million on the sale of BFC's ownership interest in Delray Industrial Park and $22,000 from the sale of a building at BMOC.

Non-Interest Expenses

                                                           For the Three Months                      For the Six Months
                                                              Ended June 30,                           Ended June 30,
                                                     ----------------------------------      -----------------------------------
                                                       2002        2001         Change         2002         2001         Change
                                                     -------     --------      --------      --------     --------      --------
(In thousands)
Banking Operations:
Employee compensation and benefits                   $17,167     $ 12,562      $  4,605      $ 31,327     $ 25,749      $  5,578
Occupancy and equipment                                7,555        6,172         1,383        13,876       12,191         1,685
Advertising and promotion                              2,034          970         1,064         3,036        1,557         1,479
Amortization of cost over fair value of
  net assets, acquired                                   454          711          (257)          454        1,419          (965)
Restructuring charges and impairment write-downs       1,007         (219)        1,226         1,007         (219)        1,226
Acquisition related charges and impairments              731           --           731         1,805           --         1,805
Other                                                  7,450        6,447         1,003        13,274       11,702         1,572
                                                     -------     --------      --------      --------     --------      --------
  Non-interest expense                                36,398       26,643         9,755        64,779       52,399        12,380
                                                     -------     --------      --------      --------     --------      --------
Levitt Companies Operations:
Employee compensation and benefits                     3,538        2,133         1,405         6,158        4,269         1,889
Advertising and promotion                                818          779            39         1,566        1,579           (13)
Selling, general and administrative                    3,383        2,951           432         6,194        5,325           869
                                                     -------     --------      --------      --------     --------      --------
  Non-interest expense                                 7,739        5,863         1,876        13,918       11,173         2,745
                                                     -------     --------      --------      --------     --------      --------
Ryan Beck Operations:
Employee compensation and benefits                    33,510        8,457        25,053        43,743       16,733        27,010
Occupancy and equipment                                3,793          781         3,012         4,616        1,645         2,971
Advertising and promotion                                828          658           170         1,277          783           494
Amortization of cost over fair value of
  net assets, acquired                                    --          338          (338)           --          655          (655)
Acquisition related charges and impairments            3,191           --         3,191         3,191           --         3,191
Other                                                  8,024        2,085         5,939        10,773        4,630         6,143
                                                     -------     --------      --------      --------     --------      --------
  Non-interest expense                                49,346       12,319        37,027        63,600       24,446        39,154
                                                     -------     --------      --------      --------     --------      --------
BFC Holding Company Operations:
Employee compensation and benefits                       531          443            88         1,258          979           279
Occupancy and equipment                                   18           21            (3)           35           61           (26)
Other                                                    261          130           131           431          318           113
                                                     -------     --------      --------      --------     --------      --------
  Non-interest expense                                   810          594           216         1,724        1,358           366
                                                     -------     --------      --------      --------     --------      --------
Total non-interest expenses                          $94,293     $ 45,419      $ 48,874      $144,021     $ 89,376      $ 54,645
                                                     =======     ========      ========      ========     ========      ========

Non-Interest Expenses - Banking Operations

Compensation expenses increased 37% and 22% from the comparable 2001 quarter and six month periods, respectively. The increase in compensation expenses was the result of the implementation of seven day banking on April 1, 2002 and the addition of 172 employees following the Community acquisition. Total full time equivalent employees increased from 894 at June 30, 2001 to 1,330 at June 30, 2002.

Occupancy and equipment expenses increased 18% and 14% from the comparable 2001 quarter and six month periods, respectively. The increase was primarily due to the Community acquisition that added 21 branches to BankAtlantic community banking division. Additionally, BankAtlantic recognized approximately $500,000 of accelerated depreciation expense during the second quarter on equipment associated with its on-line banking delivery system. This equipment will be replaced as BankAtlantic upgrades the technology with new equipment and software during the fourth quarter of 2002.

The increase in advertising expense during the 2002 quarter and year to date reflects marketing initiatives to increase BankAtlantic's transaction accounts and to promote BankAtlantic's "Seven Day Banking" initiative.

Amortization of intangible assets during the three and six months ended June 30, 2002 consisted of the amortization of core deposits intangible assets acquired in connection with the Community acquisition. The core deposits intangible asset is being amortized over its estimated life of seven years.

Amortization of intangible assets during the three and six months ended June 30, 2001 consisted of the amortization of goodwill. Upon the implementation of Financial Accounting Standard Number 142 on January 1, 2002, the amortization of goodwill was discontinued. Bancorp will evaluate goodwill for impairment in subsequent periods, in accordance with FASB Statement 142. In connection with the transitional goodwill impairment evaluation under FASB Statement 142, Bancorp performed an assessment of whether there is an indication that any goodwill is impaired as of January 1, 2002, the date of adoption. As a result of this analysis, Bancorp determined that goodwill associated with bank operations reportable segments was not impaired at the adoption date.

Acquisition related charges and impairments during the three and six months ended June 30, 2002 include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002.

During June 2002, BankAtlantic adopted a plan to discontinue certain ATM relationships. This resulted in an $801,000 restructuring charge and a $206,000 impairment write-down. These relationships were primarily with convenience stores and gas stations and did not currently meet BankAtlantic performance expectations and were unlikely to meet its future profitability goals. The remaining ATM machines (approximately 150 machines) are primarily located in branch network and on cruise ships.

Other expenses increased by 16% and 13% from the comparable 2001 quarter and six month periods, respectively. Included in other expenses during the three months ended June 30, 2002 was a $400,000 increase in check losses and $275,000 of additional loss provisions associated with tax certificates. The additional check losses reflects a substantial increase in the number of checking accounts during the 2002 quarter compared to the same 2001 period due to the "high performance checking" campaign. The higher tax certificate provision primarily resulted from lower tax certificate repayments than projected. The remaining increase in other expenses during the quarter represents additional general operating expenses associated with the Community acquisition. During the six months ended June 30, 2001 Bancorp recognized $1.1 million of gains on the sales of REO property compared to a $128,000 net loss from REO property sales during the same 2002 period.

Non-Interest Expenses - Levitt Companies Operations

The significant increase in compensation and benefits during the three and six months ended June 30, 2002 compared to the same 2001 period primarily resulted from Core Communities increase in incentive accruals and Levitt and Sons increase in personnel resulting from the addition of several new development projects. These new projects and an increase in home deliveries resulted in an increase in selling and other general and administrative expenses during the three and six months ended June 30, 2002 compared to the same 2001 periods.

Non-Interest Expenses - Ryan Beck Operations

The increase in employee compensation and benefits during the three and six months ended June 30, 2002 compared to the same 2001 periods was primarily due to 500 former Gruntal investment consultants and 80 trading personnel hired in connection with the Gruntal transaction.

In connection with the transitional goodwill impairment evaluation under FASB Statement 142, Bancorp performed an assessment of whether there is an indication that any goodwill is impaired as of January 1, 2002, the date of adoption. As a result of this analysis, Bancorp determined that the carrying amount of the Ryan Beck reportable segment exceeded its fair value at the adoption date. As a consequence, Bancorp may have to recognize an impairment loss relating to the Ryan Beck reportable segment. Bancorp has retained an independent appraiser to measure the loss and the goodwill impairment charge should be recognized during the 2002 third quarter. Any transitional impairment loss associated with the Ryan Beck reportable segment will be recognized as the cumulative effect of a change in accounting principle in the statement of operations and this non-cash charge will be recorded effective as of January 1, 2002. There will be no operating earnings or tangible capital impact of this charge.

The increase in other expenses during the three and six months ended June 30, 2002 compared to the same 2001 period related to increased floor brokerage and clearing fees attributed to a significant increase in commission revenues. Increased rent, occupancy and communication expenses were associated with the additional offices acquired in connection with the Gruntal transaction.

During the second quarter of 2002, in response to the Gruntal transaction, the management of Ryan Beck initiated measures to reduce staff in departments with overlapping responsibilities.

Non-Interest Expense - BFC Holding Company Operations

The increase in employee compensation and benefits for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001 was primarily due to an increase in levels of compensation.

Segment Reporting

The table below provides segment information for income before minority interest in income of consolidated subsidiaries, extraordinary item and cumulative effect of a change in accounting principle for the three and six-month periods ended June 30, 2002 and 2001:

                                       For the Three Months        For the Six Months
      (In thousands)                      Ended June 30,             Ended June 30,
                                      ---------------------      ----------------------
      Segment net income                2002          2001         2002          2001
                                      --------      -------      --------      --------
      Bank Investments                $ 10,354      $ 6,235      $ 15,712      $ 11,713
      Commercial Banking                 1,887        3,943         5,650         8,914
      Community Banking                   (802)       1,162          (978)        2,060
      Levitt Companies                   3,773        1,657         7,860         2,785
      Ryan Beck                         (1,617)        (588)       (1,466)       (1,773)
      Bancorp Parent Company           (15,828)      (3,804)      (16,431)       (8,269)
      BFC Holding Company               (3,355)      (2,237)       (4,844)       (2,876)
                                      --------      -------      --------      --------
        Segment net income (loss)     $ (5,588)     $ 6,368      $  5,503      $ 12,554
                                      ========      =======      ========      ========

Bank Investments

The increase in segment net income for the three and six months ended June 30, 2002 compared to the same 2001 periods reflect lower interest expense and overhead resulting from the general decline in interest rates. Additionally, approximately $3.0 million in segment non-interest income was realized from the gain on sale of securities available for sale during the three and six months ended June 30, 2002. This compares to gains of $518,000 and $553,000 for the three and six months ended June 30, 2001, respectively.

Commercial Banking

Segment net income declined for the three and six month periods ended June 30, 2002 from the comparable 2001 periods. The lower earnings primarily resulted from a significant decrease in interest income. The majority of the loans in BankAtlantic's commercial banking loan portfolio have floating interest rates. The rapid decline in interest rates during 2001 resulted in yields on interest earning assets declining faster than the segment's interest expense and overhead. The increase in the provision for loan losses resulted from two commercial real estate non-performing loans and a non-performing lease in the aviation industry. Direct expenses in this segment increased due to start up expenses related to the opening of new commercial lending offices in central and north Florida.

Community Banking

Segment net income declined by $1.96 million from the comparable 2001 quarter, and by $3.04 million from the comparable six month period. During the three and six month periods ended June 30, 2002, the provision for loan losses increased by $1.6 million and $3.4 million, respectively, over the comparable 2001 periods. The 2001 provision reflects a net recovery, which can be attributed to declining small business and consumer indirect loan average balances. In 2001, management dramatically reduced originations and changed the underwriting criteria of small business loans. In December 1998, management of BankAtlantic discontinued the origination of indirect consumer loans.

Also contributing to the decline in segment net income was lower interest income from the community banking loan portfolio primarily resulting from a decline in interest rates during the period.

Levitt Companies

The increase in segment net income for the three and six-month periods ended June 30, 2002 compared to the same 2001 periods resulted from higher net revenues from real estate sales and earnings from Levitt's investment in Bluegreen.

Ryan Beck

Segment net income declined from a net loss of $588,000 during the second quarter of 2001 to a segment net loss of $1.6 million during the same 2002 period. During the most recent quarter, Ryan Beck incurred approximately $3.9 million in transaction related expenses associated with the Gruntal transaction. Excluding these non-recurring expenses, segment net income would have been approximately $0.9 million. The substantial increase revenues resulted from a higher volume of business associated with the addition of approximately 500 former Gruntal investment consultants and approximately $14.4 billion in customers' portfolio assets.

Segment net income increased from a net loss of $1.8 million during the first six months of 2001 to a segment net loss of $1.5 million during the same 2002 period. Excluding the non-recurring expenses, segment net income in 2002 would have been $1.1 million for the six month period ended June 30, 2002.

Bancorp Parent Company

Bancorp parent company loss increased during the three and six-month periods ended June 30, 2002 as compared to the same 2001 periods. The decline in earnings primarily resulted from the impairment of equity securities in the amount of approximately $18.0 million during the second quarter of 2002.

BFC Holding Company

BFC holding company net loss increased during three and six month periods ended June 30, 2002 as compared to the same periods in 2001. The net loss increase was primarily due to the gain on the sale of the ownership interest in Delray during 2001 of $1.3 million. Additionally, during the second quarter of 2002 and 2001, the Company recognized impairment losses from equity securities of $1.6 million and $1.1 million, respectively.

Financial Condition

The Company's total assets at June 30, 2002 were $5.9 billion compared to $4.7 billion at December 31, 2001. The increase in total assets primarily resulted from:

      o The acquisition of Community Savings, which added approximately $969 million in assets.
      o     The Gruntal transaction, which added $165 million in assets.
      o A $58.2 million investment in Bluegreen Corporation, a New York Stock Exchange company which engages in the acquisition, development, marketing and sale of drive-to vacation resorts, golf communities and residential land.
      o The purchase of a $14.3 million office facility to consolidate BankAtlantic's headquarters and back office operations into a centralized facility.

      o     The acquisition of tax certificates during the 2002 second quarter.
      o     The origination of commercial real estate and home equity loans.
      o Increases in real estate held for development and sale and joint venture activities due to an increase in Levitt and Sons real estate inventory and the purchase of land for development by Core Communities.
      o Increases in deferred tax assets related to the impairment of securities.
      o Increases in cash and due from depository institutions due to higher in-transit cash letter balances.
      o Higher other assets balances associated with the sale of mortgage-backed securities that settled in July 2002.

      The above increases in total assets were partially offset by:

      o Decreased balances of residential loans due to accelerated loan repayments.
      o Continued run-off in the syndications, leasing, small business, international and indirect lending areas, which were discontinued or curtailed activities.
      o Reduction in securities available for sale related to the sale of $78 million of mortgage-backed securities.

      The Company's total liabilities at June 30, 2002 were $5.5 billion compared to $4.2 billion at December 31, 2001. The increase in total liabilities primarily resulted from:

      o The acquisition of Community Savings, which added approximately $799 million in liabilities.
      o The Gruntal transaction, which added approximately $134 million in liabilities.
      o The issuance in the aggregate of $80.4 million of trust preferred securities in March 2002 and June 2002.
      o Additional borrowings from Bancorp's bank line of credit and at Levitt Companies to fund land purchases and its investment in Bluegreen.
      o Higher securities sold not yet purchased and due to clearing agent balances associated with Ryan Beck's trading activities.
      o     Increased short-term borrowings to fund asset growth.
      o Increased other liabilities related to a higher accrued expenses and compensation associated with the Gruntal acquisition.

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

Interest Rate Risk

The majority of Bancorp assets and liabilities are monetary in nature, subjecting Bancorp to significant interest rate risk which would arise if the relative values of each of its assets and liabilities changed in conjunction with a general rise or decline in interest rates. Bancorp has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring the potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 2002 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were:

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

The model calculates the net potential gains and losses in net portfolio fair value by:

            (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at June 30, 2002,
            (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and
            (iii) The difference between the fair value calculated in (i) and
                  (ii) is the potential gain or loss in net portfolio fair values.

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

Presented below is an analysis of Bancorp's interest rate risk at June 30, 2002 as calculated utilizing the Bancorp's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                Net
                             Portfolio
                Changes        Value           Dollar
                in Rate        Amount          Change
                -------      ---------       ---------
                      (Dollars in thousands)
                +200 bp       $552,772       $ (14,725)
                +100 bp       $580,347       $  12,850
                   0          $567,497       $       0
                -100 bp       $527,990       $ (39,507)
                -200 bp       $464,576       $(102,921)

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

Equity Price Risk

The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of our securities sold, not yet purchased, trading and available for sale securities at June 30, 2002 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                        Available      Securities
           Percent        Trading        for Sale       Sold Not
          Change in     Securities      Securities         Yet          Dollar
         Fair Value     Fair Value      Fair Value      Purchased       Change
         ----------     ----------      ----------     ----------       ------
                                  (Dollars in thousands)
             20%         $252,158         $8,544         $81,990       $ 57,115
             10%         $231,145         $7,832         $75,158       $ 28,558
              0%         $210,132         $7,120         $68,325       $     --
            (10)%        $189,119         $6,408         $61,493       $(28,558)
            (20)%        $168,106         $5,696         $54,660       $(57,115)

Excluded from the above table are $7.0 million of investments in private companies for which no current market exists. The ability to realize on or liquidate our investments will depend on future market conditions and is subject to significant risk.

Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and hedge market risk exposures. These financial instruments include securities sold, not yet purchased and futures contracts. Securities sold, not yet purchased represent obligations of Bancorp to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as Bancorp's ultimate obligation may exceed the amount recognized in the Consolidated Statement of Financial Condition.

BFC's Liquidity and Capital Resources

The primary sources of funds to the Company (without consideration of Bancorp's liquidity and capital resources which except as noted, are not available to BFC) were dividends from Bancorp, revenues from property operations, principal and interest payments on loan receivables and borrowings. Funds were primarily utilized by BFC to invest in equity securities, reduce mortgage payable and other borrowings and to fund operating expenses and general and administrative expenses. BFC has an $8.0 million revolving line of credit that can be utilized for working capital as needed. At June 30, 2002, approximately $3.48 million was available under this facility that matures in December 2002 and bears interest at the prime rate plus 1%. In July 2002, the Company borrowed from the revolving line of credit $1.5 million, leaving an available balance under this facility of $1.98 million.

The Company (without consideration of Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company's interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, therefore, they are consolidated in these financial statements. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $5.1 million of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $4.4 million in the Partnership. The Company and the general partners retained ownership interests of approximately $1.8 million. Additionally, during 2001, approximately $895,000 of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of the Company invested approximately $1.3 million in the partnerships. The Company and the general partners retained ownership interests of approximately $3.8 million increasing the Company's total investment in these partnerships to $5.6 million. Of the $1.3 million, Alan Levan, Chairman, and John Abdo, Vice Chairman, each borrowed $500,000 from the Company on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company each borrowed $50,000 on a non-recourse basis to make their investments. Such amounts were still outstanding at the end of the quarter, bear interest at the prime rate plus 1% and are payable interest only annually with the entire balance due in February 2006. After the limited partners receive a specified return from the partnerships, the general partners are entitled to receive 20% of all cash distributions from the partnerships. The general partners are limited liability companies of which the members are: John E. Abdo - 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0%; John E. Abdo, Jr. - 17.5% and BFC Financial Corporation - 57.5%. In January 2002, two of these venture partnerships distributed the shares of its investments that it owned. At June 30, 2002 and December 31, 2001, the Company's net investments in these partnerships were $2.6 million and $4.7 million, respectively.

On July 16, 2002, John Abdo borrowed from the Company $3.5 million on a recourse basis and paid off his existing loan due to the Company of $500,000. The $3.5 million loan bears interest at the prime rate plus 1%, requires monthly interest payments, is due on demand and is secured by 1,019,564 shares of BFC Class A Common Stock and 370,750 shares of BFC Class B Common Stock.

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

Bancorp's Liquidity and Capital Resources

Bancorp's principal source of liquidity is dividends from BankAtlantic. Bancorp also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. Bancorp's annual debt service at June 30, 2002 associated with its subordinated debentures, Trust Preferred Securities, and financial institution borrowings was $18.7 million. Bancorp's estimated current annual dividends to common shareholders are approximately $6.8 million of which $3.4 million has been declared and paid during 2002. The declaration and payment of dividends and the ability of Bancorp to meet its debt service obligations will depend upon, among other things, the results of operations, financial condition and cash requirements of Bancorp as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to Bancorp, which payments are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income. During 2001, Bancorp received $22.2 million of dividends from BankAtlantic. Certain covenants contained in a Levitt Companies loan agreement prohibit it from paying dividends to Bancorp. Ryan Beck has not paid dividends to Bancorp and it is not anticipated that Ryan Beck will pay dividends during 2002.

In connection with the acquisition of Ryan Beck in June 1998, Bancorp established a retention pool covering certain employees of Ryan Beck, under which 785,866 shares of Bancorp restricted Class A common stock were issued to these employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares, which vested four years from the date of acquisition, were treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value of the restricted shares at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc. Deferred Compensation Plan. All participant accounts under the plan vested on June 28, 2002 and the remaining participants received in the aggregate 5,941 shares of Bancorp's Class A Common Stock, $3.8 million in cash and notes payable for an aggregate principal amount of $3.7 million. The notes payable mature on June 28, 2003 and bear interest at prime plus 1%.

Bancorp maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. In April 2002 Bancorp borrowed $29.9 million under this credit facility to fund Levitt Companies' investment in Bluegreen Corporation. In June 2002 Bancorp used a portion of the proceeds from its participation in a pooled trust preferred offering to reduce outstanding borrowings under this credit facility to $16 million. As a consequence of the Community acquisition, Bancorp requested and received from the lender under the credit facility certain waivers of financial covenants through December 31, 2002. Bancorp does not believe that it will need additional waivers beyond December 31, 2002. Amounts outstanding accrue interest at the prime rate minus 50 basis points and the facility matures on September 1, 2004.

In June 2002, Bancorp participated in a pooled trust preferred securities offering in which $25 million of trust preferred securities were issued. The net proceeds to Bancorp from the Trust Preferred Securities offering after underwriting discounts and expenses were approximately $24.2 million. Bancorp used the proceeds from the trust preferred securities offering for general corporate purposes, including to augment the capital of Ryan Beck in conjunction with its acquisition of certain assets and the assumption of certain liabilities of Gruntal & Co., LLC, and to pay down the revolving credit facility discussed above.

In October 2001, Bancorp filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to an aggregate of $150 million of debt securities, shares of Bancorp Class A Common Stock and trust preferred securities. During December 2001, Bancorp sold 6.9 million shares of its Class A Common Stock under this registration statement in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million. In March 2002, $55.4 million of trust preferred securities were issued under this registration statement for net proceeds of $53.5 million. The proceeds from the above equity and trust preferred securities offerings were used to fund a portion of BankAtlantic's purchase of Community Savings, Levitt Companies' investment in Bluegreen Corporation and Ryan Beck's purchase of certain assets and the assumption of certain liabilities from Gruntal & Co. In connection with Gruntal transaction, Bancorp contributed $15 million to the capital of Ryan Beck.

BankAtlantic's primary sources of funds during the first six months of 2002 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment and REO, capital contributions from BankAtlantic Bancorp and deposit inflows. These funds were primarily utilized to fund operating expenses and deposit outflows, and to fund or purchase loans, FHLB stock, tax certificates, trading securities, and securities available for sale and to acquire Community. At June 30, 2002, BankAtlantic met all applicable liquidity and regulatory capital requirements.

BankAtlantic's commitments to originate and purchase loans at June 30, 2002 were $394.8 million and $87.7 million compared to $174.5 million and $20.4 million at June 30, 2001. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $77.6 million at June 30, 2002 compared to $138.0 million at June 30, 2001. At June 30, 2002, loan commitments represented approximately 13.5% of net loans receivable, net.

At the indicated date BankAtlantic's capital amounts and ratios were (dollars in thousands):

                                                                 Minimum Ratios
                                                            ------------------------
                                              Actual        Adequately      Well
                                        -----------------   Capitalized  Capitalized
                                         Amount     Ratio      Ratio        Ratio
                                         ------     -----   -----------  -----------
            At June 30, 2002:
            Total risk-based capital    $387,513    10.55%      8.00%        10.00%
            Tier 1 risk-based capital   $341,552     9.30%      4.00%         6.00%
            Tangible capital            $341,552     6.55%      1.50%         1.50%
            Core capital                $341,552     6.55%      4.00%         5.00%

            At December 31, 2001:
            Total risk-based capital    $383,295    12.90%      8.00%        10.00%
            Tier 1 risk-based capital   $346,057    11.65%      4.00%         6.00%
            Tangible capital            $346,057     8.02%      1.50%         1.50%
            Core capital                $346,057     8.02%      4.00%         5.00%

Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2001.

Bancorp's wholly owned subsidiary, Ryan Beck, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At June 30, 2002, Ryan Beck's regulatory net capital was approximately $13.9 million, which exceeded minimum net capital rule requirements by $12.9 million.

Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker; However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at June 30, 2002.

Levitt Companies primary source of funds during the six months ended June 30, 2002 were proceeds from the sale of real estate inventory, capital contributions from BankAtlantic Bancorp and borrowings from financial institutions. These funds were primarily utilized to purchase real estate inventory, repay borrowings and invest in Bluegreen Corporation. In April 2002, Levitt Companies received an $18.6 million capital contribution and borrowed $30 million. Levitt Companies utilized these funds plus $5.1 million of working capital to purchase a 34% interest in Bluegreen Corporation's common stock. Levitt Companies borrowings with financial institutions require Levitt Companies to comply with certain financial covenants during the term of the agreements. At June 30, 2002, Levitt Companies was in compliance with all loan agreement financial covenants.

                           PART II - OTHER INFORMATION

Item 1 through 3. - Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

          The Company held it Annual Meeting of Shareholders on May 22, 2002. At that meeting, shareholders adopted an Amendment to the Company's Articles of Incorporation. The adoption required the majority vote of the Class A shares voted on the Amendment and a majority vote of the Class B shares outstanding. The vote on the Amendment was:

          Shares voted were as follows:       Class A           Class B
                                              -------           -------
                   For                       4,404,131         1,618,732
                   Against                      18,979             5,996
                   Abstain                       1,362             1,943
                   No vote                         n/a           634,851

          Also at that meeting, the holders of the Class B Common Stock elected the following Directors for the terms indicated:

                Director          Term             For         Withheld
                --------          ----             ---         --------
                Earl Pertnoy    One Year        2,239,938       21,081
                John E. Abdo    Three Years     2,239,938       21,081


Item 5. - Not applicable

Item 6. - Exhibits and Reports on Form 8-K

a)    Index to Exhibits

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)    Reports on Form 8-K:

      Form 8-K filed on June 27, 2002 for the purpose of reporting an amendment to the BFC Articles of Incorporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BFC FINANCIAL CORPORATION


Date: August 9, 2002               By: /s/ Alan B. Levan
                                       -----------------------------------------
                                           Alan B. Levan, President


Date: August 9, 2002               By: /s/ Glen R. Gilbert
                                       -----------------------------------------
                                       Glen R. Gilbert, Executive Vice President
                                           Chief Accounting Officer and
                                           Chief Financial Officer