Form 10-Q
period 2002-09-30
BFC FINANCIAL CORP
filed 2002-11-14
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2002

                        Commission File Number: 333-72213

                            BFC FINANCIAL CORPORATION
                         State of Incorporation: Florida

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

     Class A Common Stock of $.01 par value, 6,474,994 shares outstanding. Class B Common Stock of $.01 par value, 2,362,157 shares outstanding.

                   BFC Financial Corporation and Subsidiaries
                   Index to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Financial Condition as of September 30, 2002 and December 31, 2001 - Unaudited

        Consolidated Statements of Operations for the nine and three month periods ended September 30, 2002 and 2001 - Unaudited

        Consolidated Statements of Stockholders' Equity and
        Comprehensive Income for the nine months ended September 30, 2002 and 2001 - Unaudited

        Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 - Unaudited

        Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                   BFC Financial Corporation and Subsidiaries
           Consolidated Statements of Financial Condition - Unaudited
                    September 30, 2002 and December 31, 2001
                        (In thousands, except share data)

                                                                                  2002              2001
                                                                              ----------        ----------
                                  ASSETS
Cash and due from depository institutions                                     $  169,433        $  124,383
Securities purchased under resell agreements                                         147               156
Investment securities and tax certificates (approximate fair value:
    $418,047 and $434,470)                                                       411,488           428,718
Loans receivable, net                                                          3,632,680         2,776,624
Securities available for sale, at fair value                                     657,441           859,483
Trading securities, at fair value                                                166,182            68,296
Accrued interest receivable                                                       36,645            33,787
Real estate held for development and sale and joint ventures                     255,940           183,163
Equity method investment                                                          59,995                --
Office properties and equipment, net                                              91,896            61,786
Federal Home Loan Bank stock, at cost which approximates fair value               65,224            56,428
Deferred tax asset, net                                                           12,110                --
Goodwill                                                                          79,005            39,859
Core deposit intangible asset                                                     14,210                --
Other assets                                                                      67,901            32,676
                                                                              ----------        ----------
      Total assets                                                            $5,720,297        $4,665,359
                                                                              ==========        ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                      $2,974,874        $2,276,567
Advances from FHLB                                                             1,307,739         1,106,030
Securities sold under agreements to repurchase                                   286,663           406,070
Federal Funds purchased                                                           45,000            61,000
Subordinated debentures, notes and bonds payable                                 212,518           145,484
Guaranteed preferred beneficial interests in Bancorp's Junior
  Subordinated Debentures                                                        190,125            74,750
Deferred tax liability, net                                                           --             3,916
Securities sold not yet purchased                                                 33,034            38,431
Due to clearing agent                                                             81,774             9,962
Other liabilities                                                                156,332           120,557
                                                                              ----------        ----------
  Total liabilities                                                            5,288,059         4,242,767
                                                                              ----------        ----------

Minority interest                                                                356,614           348,420

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                      --                --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 6,474,994 in 2002 and 6,461,994  in 2001                     58                58
Class B common stock, of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 2,362,157 in 2002 and 2,366,157 in 2001                      21                21
Additional paid-in capital                                                        24,084            24,206
Retained earnings                                                                 50,401            47,195
                                                                              ----------        ----------
  Total stockholders' equity before
    accumulated other comprehensive income                                        74,564            71,480
Accumulated other comprehensive income                                             1,060             2,692
                                                                              ----------        ----------
  Total stockholders' equity                                                      75,624            74,172
                                                                              ----------        ----------

 Total liabilities and stockholders' equity                                   $5,720,297        $4,665,359
                                                                              ==========        ==========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
                      For the Three and Nine Month Periods
                        Ended September 30, 2002 and 2001
                      (In thousands, except per share data)

                                                                       For the Three Months      For the Nine Months
                                                                        Ended September 30,      Ended September 30,
                                                                      ----------------------    ----------------------
                                                                         2002         2001         2002         2001
                                                                      ---------    ---------    ---------    ---------
Interest income:
Interest and fees on loans and leases                                 $  60,061    $  60,441    $ 166,571    $ 185,990
Interest and dividends on securities available for sale                  10,332       13,150       34,236       39,883
Interest and dividends on other investment and trading securities        13,214        9,595       33,840       27,423
                                                                      ---------    ---------    ---------    ---------
        Total interest income                                            83,607       83,186      234,647      253,296
                                                                      ---------    ---------    ---------    ---------
Interest expense:
Interest on deposits                                                     16,089       21,410       48,521       68,943
Interest on advances from FHLB                                           15,856       15,476       46,452       44,837
Interest on securities sold under agreements to repurchase
  and federal funds purchased                                             2,305        4,618        5,802       21,392
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in Bancorp's Junior
  Subordinated Debentures                                                 7,601        5,751       19,622       19,717
Capitalized interest on real estate developments and joint ventures      (1,688)      (1,426)      (4,519)      (4,444)
                                                                      ---------    ---------    ---------    ---------
        Total interest expense                                           40,163       45,829      115,878      150,445
                                                                      ---------    ---------    ---------    ---------
Net interest income                                                      43,444       37,357      118,769      102,851
Provision for loan losses                                                 2,082        7,258       10,786       14,059
                                                                      ---------    ---------    ---------    ---------
Net interest income after provision for loan losses                      41,362       30,099      107,983       88,792
                                                                      ---------    ---------    ---------    ---------
Non-interest income:
Investment banking income                                                53,506       10,944      106,675       29,999
Net revenues from sales of real estate and joint venture activities       8,852       11,241       33,295       25,991
Income from equity method investment                                      1,427           --        3,168           --
Service charges on deposits                                               6,684        3,820       17,234       11,590
Other service charges and fees                                            3,591        3,903       10,246       11,275
Gains on trading securities and securities available for sale               186        2,241        6,308        4,292
Impairment of securities                                                   (302)      (2,005)     (20,042)      (3,796)
Other                                                                     2,992        2,319        8,215        7,132
                                                                      ---------    ---------    ---------    ---------
        Total non-interest income                                        76,936       32,463      165,099       86,483
                                                                      ---------    ---------    ---------    ---------
Non-interest expense:
Employee compensation and benefits                                       60,489       23,357      142,939       71,088
Occupancy and equipment                                                  11,100        7,271       28,554       21,168
Advertising and promotion                                                 3,645        1,943        9,619        5,862
Amortization of intangible assets                                           453        1,041          907        3,115
Writedown of real estate owned                                            1,400          126        1,464          298
Impairment of cost over fair value of net assets acquired                    --        6,624           --        6,624
Restructuring charges and impairment writedowns                              --          331        1,007          331
Acquisition related charges and impairments                                 (71)          --        4,925           --
Other                                                                    20,248       12,286       51,871       33,870
                                                                      ---------    ---------    ---------    ---------
        Total non-interest expense                                       97,264       52,979      241,286      142,356
                                                                      ---------    ---------    ---------    ---------
Income before income taxes, minority interest,
  extraordinary item and cumulative effect
  of a change in accounting principle                                    21,034        9,583       31,796       32,919
Provision for income taxes                                                7,603        7,332       11,540       18,114
Minority interest in consolidated subsidiaries                           11,545        1,618       25,692       11,570
                                                                      ---------    ---------    ---------    ---------
Income (loss) before extraordinary item and cumulative
  effect of a change in accounting principle                              1,886          633       (5,436)       3,235
Extraordinary item (less applicable income taxes of $0 and $2,771)          (61)          --       23,749           --
Cumulative effect of a change in accounting principle
  (less applicable income tax (benefit) and expense
  of ($1,246) and $683)                                                      --           --      (15,107)       1,138
                                                                      ---------    ---------    ---------    ---------
Net income                                                                1,825          633        3,206        4,373
Amortization of goodwill, net of tax and minority interest                   --          158           --          468
                                                                      ---------    ---------    ---------    ---------
Net income adjusted to exclude goodwill amortization                  $   1,825    $     791    $   3,206    $   4,841
                                                                      =========    =========    =========    =========

                                                                     (continued)

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
     For the Three and Nine Month Periods Ended September 30, 2002 and 2001
                      (In thousands, except per share data)

                                                                 For the Three Months    For the Nine Months
                                                                  Ended September 30,     Ended September 30,
                                                                ----------------------   ----------------------
                                                                   2002         2001        2002         2001
                                                                ---------    ---------   ---------    ---------
Basic earnings (loss) per share before extraordinary item
  and cumulative effect of a change in accounting principle     $    0.24    $    0.08   $   (0.68)   $    0.41
Basic (loss) earnings per share from extraordinary item             (0.01)          --        2.97           --
Basic (loss) earnings per share from cumulative effect of a
  change in accounting principle                                       --           --       (1.89)        0.14
                                                                ---------    ---------   ---------    ---------
Basic earnings per share                                        $    0.23    $    0.08   $    0.40    $    0.55
                                                                =========    =========   =========    =========

Diluted earnings (loss) per share before extraordinary item
  and cumulative effect of a change in accounting principle     $    0.24    $    0.07   $   (0.68)   $    0.37
Diluted (loss) earnings per share from extraordinary item           (0.01)          --        2.97           --
Diluted (loss) earnings per share from cumulative effect of a
  change in accounting principle                                       --           --       (1.89)        0.13
                                                                ---------    ---------   ---------    ---------
Diluted earnings per share                                      $    0.23    $    0.07   $    0.40    $    0.50
                                                                =========    =========   =========    =========

Basic weighted average number of common shares outstanding          7,988        7,957       8,001        7,957

Diluted weighted average number of common and common
  equivalent shares outstanding                                     7,988        8,938       8,001        8,740

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
        Consolidated Statements of Stockholders' Equity and Comprehensive
                               Income - Unaudited
              For the Nine Months Ended September 30, 2001 and 2002
                                 (In thousands)

                                                                                                         Accumulated
                                                                                                            Other
                                         Compre-       Class A      Class B     Additional                  Compre-
                                         hensive        Common       Common      Paid-in       Retained     hensive
                                          income        Stock        Stock       Capital       Earnings      Income       Total
                                        ----------    ----------   ----------   ----------    ----------   ----------   ----------
Balance, December 31, 2000                            $       58           21       25,788        41,721        5,027       72,615
 Net income                             $    4,373            --           --           --         4,373           --        4,373
                                        ----------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                      (1,232)
    Accumulated loss associated
     with cash flow hedges                    (272)
    Reclassification adjustment for
     net gain included in net income          (538)
                                        ----------
 Other comprehensive loss                   (2,042)
                                        ----------
Comprehensive income                    $    2,331
                                        ==========
Net effect of Bancorp capital
 transactions, net of income taxes                            --           --       (2,125)           --           --       (2,125)
Net change in accumulated
 other comprehensive income,
 net of income taxes                                          --           --           --            --       (2,042)      (2,042)
                                                      ----------   ----------   ----------    ----------   ----------   ----------
Balance, September 30, 2001                           $       58           21       23,663        46,094        2,985       72,821
                                                      ==========   ==========   ==========    ==========   ==========   ==========

Balance, December 31, 2001                            $       58           21       24,206        47,195        2,692       74,172
 Net income                             $    3,206            --           --           --         3,206           --        3,206
                                        ----------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                        (853)
   Accumulated loss associated
     with cash flow hedges                    (264)
    Reclassification adjustment
     for cash flow hedges                       55
    Reclassification adjustment for
     net gain  included in net income         (570)
                                        ----------
 Other comprehensive loss                   (1,632)
                                        ----------
Comprehensive income                    $    1,574
                                        ==========
Net effect of Bancorp capital
 transactions, net of income taxes                            --           --           (8)           --           --           (8)
Net change in accumulated
 other comprehensive income,
 net of income taxes                                          --           --           --            --       (1,632)      (1,632)
Retirement of Class B Common Stock                                         (1)        (318)           --           --         (319)
Exercise of stock options                                     --            1          204            --           --          205
                                                      ----------   ----------   ----------    ----------   ----------   ----------
Balance, September 30, 2002                           $       58           21       24,084        50,401        1,060       75,624
                                                      ==========   ==========   ==========    ==========   ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
              For the Nine Months Ended September 30, 2002 and 2001
                                 (In thousands)

                                                                              For the Nine Months
                                                                               Ended September 30,
                                                                             ------------------------
                                                                                2002          2001
                                                                             ----------    ----------
Operating activities:
(Loss) income before cumulative effect of a change in accounting principle   $   (5,436)   $    3,235
Cumulative effect of a change in accounting principle, net of tax               (15,107)        1,138
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
Minority interest in income of consolidated subsidiaries                         25,692        11,570
Provision for credit losses *                                                    13,425        15,257
Change in real estate inventory                                                 (57,545)      (23,735)
Equity in joint venture earnings                                                 (2,166)       (2,667)
Equity in earnings from equity method investment                                 (3,168)           --
Issuance of equity method investment common stock                                  (228)           --
Net originations of loans held for sale activity                                (17,228)      (22,520)
Proceeds from sales of loans classified as held for sale                          6,953        13,150
Gains on securities activities                                                   (6,308)       (4,292)
Gain on sale of real estate held for sale                                          (941)           --
Impairment of securities                                                         20,042         3,796
Losses (gains) on sales of property and equipment                                   328          (178)
Gain on sale of real estate owned                                                  (114)       (1,174)
Gains on sales of in-store branches                                                (384)         (319)
Property and equipment impairment                                                   205            --
Acquisition related impairment                                                      515            --
Depreciation, amortization and accretion, net                                     5,140         4,606
Amortization of intangible assets                                                   907         3,115
Impairment of cost over fair value of net assets acquired                        16,353         6,624
(Increase) decrease  in deferred tax asset, net                                  (9,177)        4,244
Issuance of subsidiary stock options                                                 92            --
Trading activities, net                                                          20,877        10,533
(Increase) decrease in accrued interest receivable                                  (38)        7,863
Increase in other assets                                                           (517)      (25,741)
Decrease in due to clearing agent                                               (29,893)      (10,833)
(Decrease) increase in securities sold not yet purchased                         (6,598)       31,248
Increase in other liabilities                                                     7,540         7,586
                                                                             ----------    ----------
Net cash  (used in) provided by operating activities                            (36,779)       32,506
                                                                             ----------    ----------
Investing activities:
Proceeds from redemption and maturities of investment
  securities and tax certificates                                               169,485       155,644
Purchase of investment securities and tax certificates                         (163,925)     (131,865)
Purchases of securities available for sale                                     (294,580)     (480,749)
Proceeds from sales and maturities of securities available for sale             583,902       402,786
Proceeds from sales of FHLB stock                                                 6,509           512
FHLB stock acquired                                                              (7,242)       (5,000)
Purchases and net originations of loans and leases                             (247,328)      (41,371)
Proceeds from sales of real estate held for sale                                  4,081            --
Proceeds from sales of real estate owned                                          4,965         5,338
Net additions to office property and equipment                                  (17,452)       (6,583)
Increase in equity method investment                                            (53,430)           --
Repayments of joint venture investments                                           2,667         1,326
Acquisitions, net of cash acquired                                              (52,783)         (315)
                                                                             ----------    ----------
Net cash used in investing activities                                        $  (65,131)   $ (100,277)
                                                                             ----------    ----------

                                                                     (continued)

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
              For the Nine Months Ended September 30, 2002 and 2001
                                 (In thousands)

                                                                    For the Nine Months
                                                                    Ended September 30,
                                                                   ----------------------
                                                                      2002         2001
                                                                   ---------    ---------
Financing activities:
Net increase in deposits                                             102,177       96,116
Reduction in deposits from sale of in-store branches                 (42,597)     (37,004)
Repayments of FHLB advances                                         (162,661)    (289,822)
Proceeds from FHLB advances                                          227,499      365,000
Net decrease in securities sold under agreements
  to repurchase                                                     (119,407)    (112,981)
Net (decrease) increase in federal funds purchased                   (16,000)      60,300
Repayment of notes and bonds payable                                 (59,539)     (45,426)
Proceeds from notes and bonds payable                                105,123       44,073
Minority interest capital contributions                                   --        2,398
Issuance of Bancorp common stock                                       1,170       41,697
Issuance of BFC common stock upon exercise of stock options              144           --
Retirement of BFC common stock                                          (319)
Retirement of convertible subordinated debentures                         --         (251)
Retirement of subordinated debentures                                     --      (34,791)
Issuance of trust preferred securities                               115,375           --
Bancorp common stock dividends paid to non-BFC shareholders           (4,014)      (2,508)
                                                                   ---------    ---------
Net cash provided by financing activities                            146,951       86,801
                                                                   ---------    ---------
Increase in cash and cash equivalents                                 45,041       19,030
Cash and cash equivalents at beginning of period                     124,539       88,609
                                                                   ---------    ---------
Cash and cash equivalents at end of period                         $ 169,580    $ 107,639
                                                                   =========    =========

Supplementary disclosure of non-cash investing and
  financing activities:
Interest paid                                                      $ 120,004    $ 160,082
Income taxes paid                                                     26,113       13,875
Loans transferred to real estate owned                                12,427        3,040
Loan net charge-offs                                                  19,341       16,771
Tax certificate net charge-offs                                        1,035        1,285
Transfer of securities available for sale to equity
  method investment                                                    2,728           --
Issuance of notes payable under the Ryan Beck deferred
  compensation plan                                                    3,675           --
Increase in equity for the tax effect related to the exercise
  of stock option                                                         60           --
Change in stockholders' equity resulting from the change
 in other comprehensive income, net of taxes                          (1,632)      (2,042)
Change in stockholders' equity from the net effect
 of Bancorp's capital transactions, net of taxes                          (8)      (2,125)
Decrease in minority interest resulting from the distribution of
 its securities investment                                            (8,229)          --
Issuance of Bancorp Class A Common Stock upon
 conversion of subordinated debentures                                    25       49,913

* Provision for credit losses represents provision for loan losses, REO and tax certificates.

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1. Presentation of Interim Financial Statements

BFC Financial Corporation and its subsidiaries, identified herein as the "Company" and "BFC", is a unitary savings bank holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("Bancorp"). Bancorp is a diversified financial services holding company that owns 100% of the outstanding stock of BankAtlantic, Levitt Companies, LLC ("Levitt Companies") and Ryan Beck & Co. ("Ryan Beck"). The Company's primary asset is the capital stock of Bancorp and its primary activities currently relate to the operations of Bancorp.

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

In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at September 30, 2002 and December 31, 2001, the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, the consolidated stockholders' equity and comprehensive income for the nine months ended September 30, 2002 and 2001 and the consolidated cash flows for the nine months ended September 30, 2002 and 2001. Such adjustments consisted only of normal recurring items except for the extraordinary item discussed in Note 5 and cumulative effect of a change in accounting principle discussed in Note 11 and Note 13. The accompanying unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Form 10-Q for each of the periods ended March 31, 2002 and June 30, 2002.

2. Investment in Bancorp

At September 30, 2002, the Company's ownership of Bancorp was as follows:

                                         Shares        Percent
                                         Owned          Owned
                                         -----          -----
              Class A Common Stock      8,296,891        15.5%
              Class B Common Stock      4,876,124       100.0%
              Total                    13,173,015        22.6%

At September 30, 2002, the shares of Class A Common Stock and Class B Common Stock owned by the Company represented approximately 55.2% of the voting power of all outstanding shares of Bancorp's Common Stock.

3. Common Unit Options

Ryan Beck's Board of Directors adopted the Ryan, Beck & Co, LLC., Common Unit Option Plan (the "Plan") effective March 29, 2002. The Plan provides for the grant of not more than an aggregate of 500,000 Common Units representing limited liability interests of Ryan Beck. During the second quarter 2002, Ryan Beck's Board of Directors granted, pursuant to the Plan, common unit options to acquire an aggregate of 470,000 common units of Ryan Beck. The fair value was determined based on an independent appraisal. A compensation charge of $92,000 associated with these options was included in Bancorp's statement of operations during the nine months ended September 30, 2002 based on a fair value estimate from the independent appraiser. As of September 30, 2002, Ryan Beck had 8,125,000 Common Units outstanding, all of which were owned by Bancorp.

On September 30, 2002, Ryan Beck & Co., LLC converted from a limited liability company to a corporation by merging into a newly formed corporation, Ryan Beck & Co. The 470,000 common unit options were converted into options to acquire 470,000 shares of Ryan Beck & Co. common stock, and all common units outstanding at September 30, 2002 were converted to common stock on a one-for-one basis. The conversion to a corporation reduced Bancorp's third quarter provision for income taxes by $525,000 resulting from a reduction in Bancorp's State deferred tax valuation allowance.

4. Trust Preferred Securities

In September 2002, Bancorp participated in two pooled trust preferred securities offerings in which $35 million of trust preferred securities were issued in two separate transactions. The trust preferred securities pay interest quarterly at a floating rate equal to 3 month LIBOR plus 340 basis points. The securities are redeemable after September 2007 and are due September 2032. The net proceeds to Bancorp from the Trust Preferred Securities offerings after underwriting discounts and expenses were approximately $34 million. Bancorp used the proceeds from the trust preferred securities offerings to redeem outstanding debt.

5. Acquisitions

     On April 26, 2002 Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in The GMS Group, LLC ("GMS"), a wholly owned subsidiary of Gruntal ("the Gruntal transaction"). The Gruntal transaction was accounted for by the purchase method of accounting. Under this method the acquired assets and assumed liabilities of Gruntal were recorded at their estimated fair value, and the amount of estimated fair value of net assets in excess of the purchase price was used to write down non-financial assets and the remaining balance was recorded as an extraordinary income item. The Company's financial statements have reflected the Gruntal transaction as of April 26, 2002. In connection with the Gruntal transaction, a nonqualified deferred compensation plan was assumed by Ryan Beck covering select employees of Gruntal. Gruntal provided an annual matching contribution and, in some cases, special allocations, both of which would vest if the employee remained employed for ten years from the plan year for which contributions were made. The obligations were not required to be funded and were unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected investment measurement options chosen by each participant during the deferral period. On April 26, 2002, Ryan Beck froze the plan, so that the participants could no longer continue to make contributions and related matches ceased. In August 2002, Ryan Beck allowed the participants in the plan to elect to withdraw their vested benefits upon forfeiting their unvested benefits. During September 2002, $15.3 million of plan assets, both vested and non-vested amounts were withdrawn from the plan resulting in a $2.3 million realized loss upon the sale of mutual fund investments assigned to plan obligations. At September 30, 2002, the nonqualified deferred compensation obligation was $12.6 million of which $6.3 million was vested. During the three and nine months ended September 30, 2002, Bancorp realized a $1.4 million and $2.3 million, respectively, reduction in compensation expense associated with the decrease in the nonqualified deferred compensation plan obligation during the period. In July 2002, Ryan Beck established a retention plan for certain Gruntal investment consultants, key employees and others. Pursuant to the retention plan, the participants were granted a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $9.5 million, respectively. The participants were granted the length of service award and 50% of the retention award in forgivable notes in the aggregate amount of $5.7 million in July 2002. The participants can elect to receive their remaining 50% of the retention award in forgivable notes in February 2003, or the participants can elect to receive an enhanced award based on production goals, which will be paid out in the form of forgivable notes in January 2004. The award based on production goals can be no less than the amount they would have received on February 2003 assuming all participants remained employed through the retention award date. Each forgivable note will have a term of five years. A pro-rata portion of the principal amount of the note is forgiven each month over the five-year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck.

On March 22, 2002 BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. ("Community"), for $170.3 million in cash and immediately merged Community into BankAtlantic. The fair value of Community's assets acquired and liabilities assumed is included in the Company's statement of financial condition and Community's results of operations have been included in the Company's consolidated financial statements since March 22, 2002.

The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively (in thousands).

                                               Community       Gruntal            Total
                                              -----------    -----------       -----------
Cash and interest earning deposits            $   124,977    $       886       $   125,863
Securities available for sale                      79,768         33,146           112,914
Trading securities                                     --        118,763           118,763
Loans receivable, net                             623,039             --           623,039
FHLB Stock                                          8,063             --             8,063
Investments and advances to joint ventures         16,122             --            16,122
Goodwill                                           55,498             --            55,498
Core deposit intangible asset                      15,117             --            15,117
Other assets                                       46,620         12,597            59,217
                                              -----------    -----------       -----------
   Fair value of assets acquired                  969,204        165,392         1,134,596
                                              -----------    -----------       -----------

Deposits                                          639,111             --           639,111
FHLB advances                                     138,981             --           138,981
Other borrowings                                   14,291          3,427            17,718
Securities sold not yet purchased                      --          1,201             1,201
Payable to clearing broker                             --        101,705           101,705
Other liabilities                                   6,022         27,463(1)         33,485
                                              -----------    -----------       -----------
   Fair value of liabilities assumed              798,405        133,796           932,201
Fair value of net assets acquired over cost            --        (23,749)(2)       (23,749)
                                              -----------    -----------       -----------
Purchase price                                    170,799          7,847           178,646
Cash acquired                                    (124,977)          (886)         (125,863)
                                              -----------    -----------       -----------
Purchase price net of cash acquired           $    45,822    $     6,961       $    52,783
                                              ===========    ===========       ===========

     (1) Included in Gruntal's other liabilities were $675,000 of termination costs for contract obligations related to leased equipment and $654,000 of contract termination obligations associated with closing certain Gruntal branches.

     (2) Bancorp recognized an extraordinary gain of $23.7 million, net of income taxes of $2.8 million, and reduced the carrying amount of non-financial assets by $11.2 million as a result of the fair value of the assets acquired exceeding the cost of the transaction. Bancorp did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquisition, because Bancorp acquired GMS rather than the net assets.

The purchase price of Community consisted of $170.3 million in cash and $500,000 of acquisition professional fees. The cost of the Gruntal transaction consisted of a $6.0 million cash payment, $750,000 of acquisition professional fees and an estimated $1.05 million of contingent consideration payable to Gruntal. The $1.05 million contingent consideration to Gruntal relates to possible deferred compensation plan participant forfeitures and represents the maximum amount of additional consideration. Pursuant to the terms of the Acquisition Agreement, during each of the three years beginning October 27, 2002 Ryan Beck is obligated to pay Gruntal & Co. LLC up to $350,000 of forfeitures each year under the Amended and Restated Gruntal & Co. LLC Deferred Compensation Plan for each of the years in the three year period ended October 26, 2005.

The following is pro forma information for the three and nine-months ended September 30, 2002 and 2001 and is presented as if the Gruntal and Community transactions had been consummated on January 1, 2002 and 2001, respectively. The pro forma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the transactions been consummated during the period or as of the dates for which the pro forma financial information is presented (in thousands, except per share data).

                                                      For the Three Months Ended
                                          -----------------------------------------------------
                                              September 30,2002          September 30,2001
                                          -----------------------------------------------------
                                          Historical     Pro Forma    Historical     Pro Forma
                                          -----------   -----------   -----------   -----------
Interest income                           $    83,607   $    83,607   $    83,186   $   103,946
Interest expense                               40,163        40,163        45,829        56,654
Provision for loan losses                       2,082         2,082         7,258         7,348
                                          -----------   -----------   -----------   -----------
Net interest income after provision for
  loan losses                                  41,362        41,362        30,099        39,944
                                          -----------   -----------   -----------   -----------
Income (loss) before extraordinary item
  and cumulative effect of a
  change in accounting principles         $     1,886   $     1,886   $       633   $       (12)
                                          ===========   ===========   ===========   ===========
Basic earnings (loss) per share
  from operations                        $      0.24   $      0.24   $      0.08   $     (0.00)
                                          ===========   ===========   ===========   ===========
Diluted earnings (loss) per share
  from operations                        $      0.24   $      0.24   $      0.07   $     (0.00)
                                          ===========   ===========   ===========   ===========

Basic weighted average shares                   7,988         7,988         7,957         7,957
Diluted weighted average shares                 7,988         7,988         8,938         8,938


                                                        For the Nine Months Ended
                                          -----------------------------------------------------
                                             September 30, 2002          September 30, 2001
                                          -----------------------------------------------------
                                          Historical     Pro Forma     Historical     Pro Forma
                                          -----------   -----------   -----------   -----------
Interest income                           $   234,647       253,109   $   253,296   $   317,999
Interest expense                              115,878       123,188       150,445       185,535
Provision for loan losses                      10,786        12,830        14,059        14,329
                                          -----------   -----------   -----------   -----------
Net interest income after provision for
  loan losses                                 107,983       117,091        88,792       118,135
                                          -----------   -----------   -----------   -----------
(Loss) income before extraordinary item
  and cumulative effect of a
  change in accounting principles         $    (5,436)  $    (5,882)  $     3,235   $     1,808
                                          ===========   ===========   ===========   ===========
Basic (loss) earnings per share
  from operations                         $     (0.68)  $     (0.74)  $      0.41   $      0.23
                                          ===========   ===========   ===========   ===========
Diluted (loss) earnings per share
  from operations                         $     (0.68)  $     (0.74)  $      0.37   $      0.21
                                          ===========   ===========   ===========   ===========

Basic weighted average shares                   8,001         8,001         7,957         7,957
Diluted weighted average shares                 8,001         8,001         8,740         8,740

     During April 2002, Bancorp and Levitt Companies ownership in Bluegreen Corporation ("Bluegreen"), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land, increased from approximately 4.9% to 39.2%. This interest in Bluegreen was acquired for an aggregate purchase price of approximately $56 million. Bancorp acquired approximately 4.9% of Bluegreen common stock during the first quarter of 2001 and Levitt Companies acquired 34.3% of Bluegreen common stock in April 2002. As a consequence of the acquisition of this interest in Bluegreen at various acquisition dates, it is accounted for as a step acquisition under the equity method of accounting. In a step acquisition the purchase price allocation is performed at each acquisition date and goodwill is recognized with each step purchase. Additionally, prior period financial statements should be restated to reflect the results of applying the equity method of accounting to the initial acquisition; however, Bancorp did not restate its prior year financial statements due to lack of significance. Under the equity method of accounting the investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize the 39.2% interest in the earnings or loss of Bluegreen after the acquisition date. The carrying amount of Bluegreen's investment was in the aggregate $2.4 million lower than the ownership percentage in the underlying equity in the net assets of Bluegreen. This difference was assigned to various assets and liabilities of Bluegreen and will be amortized into the statement of operations as an adjustment to income from equity method investment. The funds for the investment in Bluegreen were obtained from $29.9 million of borrowings from Bancorp's existing bank line of credit, proceeds of its trust preferred securities offering, proceeds from the sale of equity securities from Bancorp's portfolio and Levitt Companies' working capital.

6. Impairment of Securities

The Company recognized an impairment charge of $302,000 and $20.0 million during the three and nine month periods ended September 30, 2002, respectively, on equity securities resulting from significant declines in the value of such securities that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities. Included in the impairment charge for the nine months ended September 30, 2002, is the write off on an investment in Seisint, Inc. ("Seisint") a privately held technology company. Bancorp wrote off $15 million and $1.1 million was written off by a partnership in which BFC has an approximately 57% controlling interest (the "Partnership"). During 1999, Bancorp entered into a strategic relationship and invested $10 million in cash and issued 848,364 shares of Bancorp's Class A Common Stock to acquire the investment in Seisint. Bancorp anticipated benefits from the exchange of ideas and cooperation in the development by Seisint of technology and support systems for use by financial institutions. During 2000, the partnership invested $2.0 million in Seisint. Additionally, both Alan B. Levan and John E. Abdo were directors of Seisint and each acquired direct and indirect interests in Seisint common stock.

Because Seisint did not meet the objectives of its business plan or its financial performance goals, Bancorp performed an evaluation of its investment in Seisint to determine if there was an other than temporary decline in value associated with this investment. As a consequence of this evaluation, Bancorp wrote off its entire $15 million investment in Seisint and the Partnership wrote off $1.1 million during June 2002. Previously, in December 2001, the Partnership had written off $916,000 of its investment in Seisint.

The Company recognized a $2.0 million and $3.8 million impairment charge during the three and nine month periods ended September 30, 2001, respectively, primarily associated with BFC's write off of its equity securities resulting from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities.

Bancorp recently revised its policy for equity investments made by it and any future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. At September 30, 2002, equity investments at Bancorp totaled $4.9 million and equity investments assigned to the Gruntal deferred compensation plan totaled $12.6 million. At September 30, 2002, equity investments directly held by BFC or by partnerships controlled by BFC totaled $5.2 million.

7. Trading Securities and Securities Sold Not Yet Purchased

The Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers.

Ryan Beck's trading securities consisted of the following (in thousands):

                                          September 30,   December 31,
                                               2002            2001
                                          -------------   -------------
         Debt obligations:
           States and municipalities      $     111,712   $       7,593
           Corporations                          12,637          20,989
           U.S. Government and agencies          27,780          32,308
         Corporate equities                      12,074           7,406
         Certificates of deposit                  1,979              --
                                          -------------   -------------
                                          $     166,182   $      68,296
                                          =============   =============

Ryan Beck's securities sold not yet purchased consisted of the following (in thousands):

                                            September     December 31,
                                               2002            2001
                                          -------------   -------------
           States and municipalities      $       4,164   $          --
           Corporations                           7,450          21,305
           U.S. Government and agencies           9,792          15,117
         Corporate equities                       4,375           1,882
         Certificates of deposit                  7,253             127
                                          -------------   -------------
                                          $      33,034   $      38,431
                                          =============   =============

8.  Loans Held for Sale

BankAtlantic originated CRA loans for resale through September 2002. During September 2002, BankAtlantic discontinued its practice of selling the CRA loans it originates, transferred $7.3 million of CRA loans from loans held for sale to loans held to maturity and realized a $151,000 loss at the transfer date. BankAtlantic now originates CRA loans designated as held to maturity and also originates CRA loans that are pre-sold to correspondents. During June 2000, BankAtlantic discontinued its commercial non-mortgage syndication lending activities and transferred the entire portfolio to loans held for sale.

Loans held for sale consisted of the following (in thousands):

                                            September     December 31,
                                               2002            2001
                                          -------------   -------------
         Residential                      $          --   $       4,757
         Commercial syndication                  16,873          40,774
                                          -------------   -------------
           Total loans held for sale      $      16,873   $      45,531
                                          =============   =============

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

9. Real Estate Held for Development and Sale and Joint Venture Activities

Real estate held for development and sale and joint venture activities consisted of the combined activities of Core Communities, Levitt and Sons, Levitt Companies' joint venture activities and a joint venture acquired in connection with the Community Savings acquisition and BFC's real estate interests. Core Communities develops land for master planned communities located in Florida. Levitt and Sons is a developer of single-family home communities and has participated in condominium and rental apartment joint ventures mainly in Florida. BankAtlantic's investment and advances to the joint venture development acquired in connection with the Community Savings acquisition was $21.8 million at September 30, 2002. This development of single family homes, condominium units and duplexes is located on 117 acres of land in Indian River County, Florida. Also included in real estate held for development and sale and joint venture activities is BFC's real estate which includes Burlington Manufacturers Outlet Center ("BMOC"), a shopping center in North Carolina and the unsold land at Center Port. In March 2001, BFC's 50% ownership interest in Delray Industrial Park was sold and a net gain of approximately $1.3 million was recognized.

Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                               September 30,       December 31,
                                                    2002                2001
                                               -------------       -------------
Land and land development costs                $     163,062       $     114,499
Construction costs                                    27,040              17,949
Other costs                                            9,956               9,985
Equity investments in joint ventures                     397               7,127
Loans to joint ventures                               51,064              28,713
Other                                                  4,421               4,890
                                               -------------       -------------
                                               $     255,940       $     183,163
                                               =============       =============

The components of net revenues from sales of real estate were as follows (in thousands):

                                            For the Three Months       For the Nine Months
                                             Ended September 30,       Ended September 30,
                                           -----------------------   -----------------------
                                              2002         2001         2002         2001
                                           ----------   ----------   ----------   ----------
Sales of real estate                       $   40,981   $   33,921   $  125,697   $   93,569
Cost of sales                                  32,357       24,088       94,568       70,245
                                           ----------   ----------   ----------   ----------
  Net revenues from sales of real estate        8,624        9,833       31,129       23,324
Revenues from joint venture activities            228        1,408        2,166        2,667
                                           ----------   ----------   ----------   ----------
Net revenues from sales of real estate
  and joint venture activities             $    8,852   $   11,241   $   33,295   $   25,991
                                           ==========   ==========   ==========   ==========

10. Comprehensive Income

The components of other comprehensive income relate to the net unrealized gains (losses) on securities available for sale, net of income taxes and the Company's proportionate shares of non-wholly owned subsidiaries other comprehensive income, net of income taxes such as net unrealized gains (losses) on securities available for sale and accumulated gains (losses) associated with cash flow hedges. The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 2002 and 2001 was $520,000 and $387,000, respectively. Comprehensive loss for the three months ended September 30, 2002 and 2001 was $611,000 and $284,000, respectively.

11. Derivatives

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

The derivatives utilized by Bancorp during the nine months ended September 30, 2002 were interest rate swaps. During the nine months ended September 30, 2002, Bancorp created fair value hedges by entering into various interest rate swap contracts with a notional amount of $33 million to convert $33 million of designated fixed rate time deposits to a three-month LIBOR interest rate.

During the year ended December 31, 2000, Bancorp entered into forward contracts to purchase the underlying collateral from a government agency pool of securities in May 2005. Included in securities gains in the Statement of Operations for the three and nine months ended September 30, 2002 were $14,000 and $41,000 of unrealized losses associated with the forward contracts compared to unrealized gains of $6,600 and $62,000 during the same 2001 periods.

The following table outlines the notional amount and fair value of Bancorp's derivatives outstanding at September 30, 2002 (dollars in thousands):

                                                                             Paying       Receiving
                                              Notional                     Index/Fixed   Index/Fixed    Termination
                                                Amount      Fair Value       Amount         Amount          Date
                                             -----------  -------------  --------------  -------------  -------------
                                                                           3 mo. LIBOR
Fifteen year callable receive fixed swaps    $    10,000  $         222    less 10bps        6.15%        11/13/2016
                                                                           3 mo. LIBOR
Ten year callable receive fixed swaps             30,000            685    less 11bps        6.03%        12/20/2011
                                                                           3 mo. LIBOR
Ten year callable receive fixed swaps             20,000            357    less 11bps        6.08%         2/14/2012
Seven and a half year                                                      3 mo. LIBOR
  callable receive fixed swaps                    13,000            211    less 11bps        5.60%         9/19/2009
Five year pay fixed swaps                         25,000         (2,429)      5.73%      3 mo. LIBOR        1/5/2006
Three year pay fixed swaps                   $    50,000   $     (2,453)      5.81%      3 mo. LIBOR      12/28/2003
                                             ===========   ============  ==============  =============  ==============
Forward contract to purchase
  adjustable rate mortgages                  $    54,718   $         84
                                             ===========   ============

The net amount of existing losses on the swaps included in other liabilities that are projected to be reclassified into earnings within the next 12 months is $527,534. The hedging relationships are expected to last over the term of the swaps.

12. Restructuring Charges and Impairment Write-Downs

During June 2002, BankAtlantic adopted a plan to discontinue certain ATM relationships, resulting in an $801,000 restructuring charge and a $206,000 impairment write-down. These relationships were primarily with convenience stores and gas stations and did not currently meet BankAtlantic's performance expectations and were unlikely to meet future profitability goals. The remaining ATM machines (approximately 150 machines) are primarily located in BankAtlantic's branch network, cruise ships and other remote locations. The restructuring plan is scheduled to be completed during the fourth quarter of 2002.

Restructuring charges at September 30, 2002 included in other liabilities consisted of (in thousands):

                                           Initial     Amount paid      Ending
Type of restructuring charge                Amount    during period     Balance
--------------------------------          --------    -------------     --------
Lease contract termination costs          $    664       $   (138)      $    526
De-installation costs                           87             (7)            80
Other                                           50             --             50
                                          --------       --------       --------
  Total restructuring charge              $    801       $   (145)      $    656
                                          ========       ========       ========

13.  Transitional Goodwill Impairment Evaluation

In connection with the transitional goodwill impairment evaluation required under FASB Statement 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002, the date of adoption. During the six months ended June 30, 2002, Bancorp identified its reporting units and determined the carrying value of each of its reporting units by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Bancorp then determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount. If the fair value of the reportable unit exceeded the carrying amount, no further evaluation was performed, and the goodwill in the reporting unit was determined not to be impaired. The fair values of all reporting units, except for the Ryan Beck reportable segment, exceeded their respective carrying amounts at the adoption date. For the Ryan Beck reportable segment, an independent appraiser was engaged to determine the fair value of the Ryan Beck operating segment in order for Bancorp to measure the impairment amount. Based on the appraiser's evaluation, a $15.1 million impairment loss (net of a $1.2 million tax benefit) was recorded effective as of January 1, 2002 as a cumulative effect of a change in accounting principle. As required under FASB 142, this non-cash charge was recognized during the first quarter of 2002 and had no effect upon third quarter earnings or on any period subsequent to the first quarter, and had no effect on operating net income or tangible capital ratios. Operating net income is defined as GAAP net income adjusted for goodwill amortization, goodwill impairment and any non-recurring activities.

14. Segment Reporting

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

The following summarizes the aggregation of the Company's operating segments into reportable segments:

Reportable Segment        Operating Segments Aggregated
-------------------------------------------------------
Bank Investments          Investments, tax certificates, residential loan
                          purchases, CRA lending and real estate capital services

Commercial Banking        Commercial lending, syndications, international, lease
                          finance, trade finance and a real estate joint venture development

Community Banking         Indirect and direct consumer lending, small business
                          lending and ATM operations

Levitt Companies          Levitt Companies, which includes Levitt and Sons, Core
                          Communities, 34.3% of equity investment in Bluegreen and real estate joint ventures

Ryan Beck                 Investment banking and brokerage operations

Bancorp Parent Company    BankAtlantic Bancorp's operations, costs of
                          acquisitions, financing of acquisitions, and equity investments

BFC Holding Company       BFC's real estate owned which includes BMOC, Center
                          Port and 50% interest in the Delray property (sold in 2001). Loans receivable that relate to previously owned properties, other securities and investments and BFC's overhead and interest expense.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Inter-segment transactions consist of borrowings by real estate operations and investment banking operations which are recorded based upon the terms of the underlying loan agreements and are effectively eliminated in the interest expense and overhead allocations.

The Company evaluates segment performance based on net income after tax. The table below is segment information for income before minority interest, extraordinary item and the cumulative effect of a change in accounting principle for the three months ended September 30, 2002 and 2001:

                                              Bank          Levitt                    Bancorp Parent
(In thousands)                             Operations      Companies      Ryan, Beck      Company
                                           -----------    -----------    -----------  --------------
2002
Interest income                            $    79,244            221          4,452            479
Interest expense                               (34,547)           (70)          (807)        (4,790)
Provision for loan losses                       (2,082)            --             --             --
Non-interest income                             13,309          9,754         52,667            483
Non-interest expense                           (34,288)        (7,069)       (55,179)          (162)
                                           -----------    -----------    -----------    -----------
Segment profits and losses before taxes         21,636          2,836          1,133         (3,990)
Provision for income taxes                       7,503            336            108         (1,336)
                                           -----------    -----------    -----------    -----------
Segment net income (loss)                  $    14,133          2,500          1,025         (2,654)
                                           ===========    ===========    ===========    ===========
Segment average assets                     $ 4,961,717        283,637        219,933        101,358
                                           ===========    ===========    ===========    ===========


                                           BFC Holding    Elimination    Consolidated
(In thousands)                               Company        Entries         Total
                                           -----------    -----------    -----------
2002
Interest income                            $       102           (891)        83,607
Interest expense                                  (295)           346        (40,163)
Provision for loan losses                           --             --         (2,082)
Non-interest income                                309            414         76,936
Non-interest expense                              (697)           131        (97,264)
                                           -----------    -----------    -----------
Segment profits and losses before taxes           (581)            --         21,034
Provision for income taxes                         992             --          7,603
                                           -----------    -----------    -----------
Segment net income (loss)                  $    (1,573)            --         13,431
                                           ===========    ===========    ===========
Segment average assets                     $    18,234        229,993      5,814,872
                                           ===========    ===========    ===========


                                              Bank          Levitt                    Bancorp Parent
(In thousands)                             Operations      Companies     Ryan, Beck      Company
                                          -----------    -----------    -----------   --------------
2001
Interest income                           $    82,322            810            541            119
Interest expense                              (41,709)           (17)          (136)        (4,358)
Provision for loan losses                      (7,258)            --             --             --
Non-interest income                             9,511         10,618         11,141          2,985
Non-interest expense                          (27,196)        (5,587)       (10,990)        (8,628)
                                          -----------    -----------    -----------    -----------
Segment profits and losses before taxes        15,670          5,824            556         (9,882)
Provision for income taxes                      5,895          2,119            203         (1,140)
                                          -----------    -----------    -----------    -----------
Segment net income (loss)                 $     9,775          3,705            353         (8,742)
                                          ===========    ===========    ===========    ===========
Segment average assets                    $ 4,284,499        173,086         64,379        113,070
                                          ===========    ===========    ===========    ===========


                                          BFC Holding    Elimination    Consolidated
(In thousands)                              Company        Entries         Total
                                          -----------    -----------    -------------
2001
Interest income                           $       107           (713)        83,186
Interest expense                                 (311)           702        (45,829)
Provision for loan losses                          --             --         (7,258)
Non-interest income                            (1,730)           (62)        32,463
Non-interest expense                             (651)            73        (52,979)
                                          -----------    -----------    -----------
Segment profits and losses before taxes        (2,585)            --          9,583
Provision for income taxes                        255             --          7,332
                                          -----------    -----------    -----------
Segment net income (loss)                 $    (2,840)            --          2,251
                                          ===========    ===========    ===========
Segment average assets                    $    29,373         67,590      4,731,997
                                          ===========    ===========    ===========

The table below is segment information for income before minority interest, extraordinary item and cumulative effect of a change in accounting principle for the nine months ended September 30, 2002 and 2001:


                                              Bank          Levitt                    Bancorp Parent
(In thousands)                             Operations      Companies     Ryan, Beck       Company
                                           -----------    -----------    -----------  ---------------
2002
Interest income                            $   225,969          1,020          8,623          1,243
Interest expense                              (101,531)          (383)        (1,828)       (12,634)
Provision for loan losses                      (10,786)            --             --             --
Non-interest income                             36,224         35,278        107,825        (13,953)
Non-interest expense                           (98,909)       (20,986)      (115,741)        (3,924)
                                           -----------    -----------    -----------    -----------
Segment profits and losses before taxes         50,967         14,929         (1,121)       (29,268)
Provision for income taxes                      17,711          3,675           (985)       (10,245)
                                           -----------    -----------    -----------    -----------
Segment net income (loss)                  $    33,256         11,254           (136)       (19,023)
                                           ===========    ===========    ===========    ===========
Segment average assets                     $ 4,757,134        254,231        179,363        104,768
                                           ===========    ===========    ===========    ===========


                                           BFC Holding    Elimination    Consolidated
(In thousands)                               Company        Entries         Total
                                           -----------    -----------    -----------
2002
Interest income                            $       250         (2,458)       234,647
Interest expense                                  (855)         1,353       (115,878)
Provision for loan losses                           --             --        (10,786)
Non-interest income                               (684)           409        165,099
Non-interest expense                            (2,422)           696       (241,286)
                                           -----------    -----------    -----------
Segment profits and losses before taxes         (3,711)            --         31,796
Provision for income taxes                       1,384             --         11,540
                                           -----------    -----------    -----------
Segment net income (loss)                  $    (5,095)            --         20,256
                                           ===========    ===========    ===========
Segment average assets                     $    21,182         77,419      5,394,097
                                           ===========    ===========    ===========


                                              Bank          Levitt                     Bancorp Parent
(In thousands)                             Operations      Companies      Ryan, Beck      Company
                                           -----------    -----------    -----------   --------------
2001
Interest income                            $   252,031          1,605          1,697            195
Interest expense                              (135,713)          (167)          (445)       (15,077)
Provision for loan losses                      (14,059)            --             --             --
Non-interest income                             27,635         24,788         30,612          3,778
Non-interest expense                           (78,110)       (16,773)       (34,061)       (11,500)
                                           -----------    -----------    -----------    -----------
Segment profits and losses before taxes         51,784          9,453         (2,197)       (22,604)
Provision for income taxes                      19,322          2,963           (777)        (5,593)
                                           -----------    -----------    -----------    -----------
Segment net income (loss)                  $    32,462          6,490         (1,420)       (17,011)
                                           ===========    ===========    ===========    ===========
Segment average assets                     $ 4,290,892        168,502         66,836        102,944
                                           ===========    ===========    ===========    ===========


                                           BFC Holding    Elimination    Consolidated
(In thousands)                               Company        Entries         Total
                                           -----------    -----------    -----------
2001
Interest income
                                           $       309         (2,541)       253,296
Interest expense                                  (950)         1,907       (150,445)
Provision for loan losses                           --             --        (14,059)
Non-interest income                               (866)           536         86,483
Non-interest expense                            (2,010)            98       (142,356)
                                           -----------    -----------    -----------
Segment profits and losses before taxes         (3,517)            --         32,919
Provision for income taxes                       2,199             --         18,114
                                           -----------    -----------    -----------
Segment net income (loss)                  $    (5,716)            --         14,805
                                           ===========    ===========    ===========
Segment average assets                     $    39,915         85,664      4,754,753
                                           ===========    ===========    ===========

Bank Operations consists of three reportable segments. The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2002 and 2001 associated with the three bank operations reportable segments:

                                         For the Three Months Ended                         For the Nine Months Ended
                                               Bank Operations                                    Bank Operations
                                 Bank      Commercial    Community    Bank Ops       Bank      Commercial   Community     Bank Ops
(In thousands)                Investments    Banking      Banking      Total      Investments   Banking      Banking       Total
                              -----------  -----------   ----------  ----------   -----------  ------------------------------------
2002
 Interest income              $    43,915       28,493        6,836      79,244      127,793       79,330       18,846      225,969
 Interest expense and
  overhead                        (29,890)     (16,099)      (4,053)    (50,042)     (88,252)     (45,844)     (11,232)    (145,328)
 Provision for loan losses            168       (1,059)      (1,191)     (2,082)          27       (9,207)      (1,606)     (10,786)
 Direct non-interest
  income                            1,803          505        2,521       4,829        5,092        1,885        7,248       14,225
 Direct non-interest
  expense                          (1,583)      (4,224)      (4,506)    (10,313)      (7,907)     (10,194)     (15,012)     (33,113)
                              -----------    ---------      -------   ---------    ---------    ---------      -------    ---------
 Segment profits and losses
  before taxes                     14,413        7,616         (393)     21,636       36,753       15,970       (1,756)      50,967
 Provision for income taxes         4,998        2,641         (136)      7,503       12,887        5,345         (521)      17,711
                              -----------    ---------      -------   ---------    ---------    ---------      -------    ---------
 Segment net income (loss)    $     9,415        4,975         (257)     14,133       23,866       10,625       (1,235)      33,256
                              ===========    =========      =======   =========    =========    =========      =======    =========
 Segment average assets       $ 2,801,826    1,725,521      434,370   4,961,717    2,708,604    1,645,518      403,012    4,757,134
                              ===========    =========      =======   =========    =========    =========      =======    =========

2001
 Interest income              $    44,971       30,787        6,564      82,322      137,914       92,940       21,177      252,031
 Interest expense and
  overhead                        (34,147)     (17,660)      (4,119)    (55,926)    (105,479)     (54,554)     (13,046)    (173,079)
 Provision for loan losses            168      (11,590)       4,164      (7,258)          48      (21,240)       7,133      (14,059)
 Direct non-interest income            71          626        3,247       3,944          782        2,221        8,872       11,875
 Direct non-interest expense       (1,161)      (1,617)      (4,634)     (7,412)      (4,727)      (4,620)     (15,637)     (24,984)
                              -----------    ---------      -------   ---------    ---------    ---------      -------    ---------
 Segment profits and losses
  before taxes                      9,902          546        5,222      15,670       28,538       14,747        8,499       51,784
 Provision for income taxes         3,726          205        1,964       5,895       10,649        5,492        3,181       19,322
                              -----------    ---------      -------   ---------    ---------    ---------      -------    ---------
 Segment net income (loss)    $     6,176          341        3,258       9,775       17,889        9,255        5,318       32,462
                              ===========    =========      =======   =========    =========    =========      =======    =========
 Segment average assets       $ 2,568,439    1,390,635      325,425   4,284,499    2,596,268    1,349,766      344,858    4,290,892
                              ===========    =========      =======   =========    =========    =========      =======    =========

The difference between total consolidated segment income (loss) to consolidated income (loss) before extraordinary item and cumulative effect of a change in accounting principle is as follows:

                                                       For the Three Months Ended  For the Nine Months Ended
                                                              September 30,              September 30,
                                                       --------------------------  ------------------------
(In thousands)                                              2002         2001         2002          2001
                                                         ----------   ----------   ----------    ----------
Total segment profits                                    $   13,431        2,251       20,256        14,805
Minority interest in income of consolidated
  subsidiaries                                               11,545        1,618       25,692        11,570
                                                         ----------   ----------   ----------    ----------
Income (loss) before extraordinary item and
 cumulative effect of a change in accounting principle   $    1,886          633       (5,436)        3,235
                                                         ==========   ==========   ==========    ==========

15. New Accounting Pronouncements

In June 2002, the FASB issued Statement No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities.") This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this Statement, a liability was recognized when the entity committed to an exit plan. Management believes that this Statement will not have a material impact on the

Company's financial statements; however, the Statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

In October 2002, the FASB issued Statement No. 147 ("Acquisitions of Certain Financial Institutions"). This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. This Statement provides that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset recorded in previous acquisition will be reclassified to goodwill upon adoption of this Statement. The Statement will not affect the Company's prior acquisitions and management believes that this Statement will not have an impact on the Company's historical financial statements.

16. Subsequent Events

In October 2002, BankAtlantic issued $22 million of its floating rate subordinated debentures due 2012. The Subordinated Debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable after October 2007 at a redemption price based upon then prevailing market interest rates. The net proceeds will be used by BankAtlantic for general corporate purposes to support asset growth. The Subordinated Debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The Subordinated Debentures currently qualify for inclusion in BankAtlantic's total risk based capital.

In November 2002, Bancorp redeemed $43.7 million of its 9.5% cumulative trust preferred securities at par plus accrued and unpaid distributions through the redemption date. The funds for the redemption of the trust preferred securities were obtained from the issuance of $35 million of LIBOR based trust preferred securities and additional revolving line of credit borrowings. The redemption of the trust preferred securities resulted in a $1.2 million loss associated with the write-off of deferred offering costs.

17. Reclassifications

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

At September 30, 2002, the Company's ownership of Bancorp was as follows:

                                                 Shares     Percent
                                                 Owned       Owned
                                                 -----       -----
                   Class A Common Stock         8,296,891     15.5%
                   Class B Common Stock         4,876,124    100.0%
                   Total                       13,173,015     22.6%

At September 30, 2002, the shares of Class A Common Stock and Class B Common Stock owned by the Company represented approximately 55.2% of the voting power of all outstanding shares of Bancorp's Common Stock. Because BFC controls greater than 50% of the vote of Bancorp, Bancorp is consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of Bancorp's net income recognized by the Company.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report and in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, the risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; the effects of, and changes in, trade, monetary and fiscal policies and laws, including but not limited to interest rate policies of the Board of Governors of the Federal Reserve System; adverse conditions in the stock market, the public debt market and other capital markets, including volatile trading markets, fluctuations in the volume of market activity and the level and volatility of interest rates and equity prices, as well as the impact of such conditions on our assets and activities; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the impact of changes in accounting policies by the Securities and Exchange Commission; the impact of periodic testing of goodwill and other intangible assets for impairment; and with respect to the operations of Levitt Companies and its real estate subsidiaries: the market for real estate generally and in the areas where Levitt Companies has interests, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company's success at managing the risks involved in the foregoing. Further, this report contains forward-looking statements with respect to recent acquisitions, each of which are subject to risks and uncertainties, including the risk that the acquisitions could involve additional costs or that the future financial and operating performance of these acquisitions will not be advantageous. BFC's primary asset is the investment in Bancorp, all of the above risks also relate to BFC. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements which also involve estimates and judgments about inherently uncertain matters. We have identified six accounting policies that management views as critical to the portrayal of our financial condition and results of operations. The six accounting policies are: (i) allowance for loan and lease losses, (ii) valuation of securities and derivative instruments, (iii) other than temporary declines in fair value, (iv) impairment of long lived assets, (v) real estate held for development and sale and joint venture activities and (vi) accounting for business combinations. A discussion of the first five critical accounting policies appears in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Accounting for Business Combinations - The Company accounts for its business combinations such as the Community acquisition and the Gruntal transaction based on the purchase method of accounting. The Company accounts for its unconsolidated equity investments such as the investment in Bluegreen under the equity method of accounting. The purchase method of accounting requires us to fair value the tangible net assets and identifiable intangible assets acquired. The equity method of accounting requires us to fair value our pro-rata ownership interest in the net assets and identifiable intangible assets of the acquired interest in the unconsolidated subsidiary. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

Consolidated Results of Operations

                                                                For the Three Months        For the Nine Months
                                                                 Ended September 30,        Ended September 30,
                                                              ------------------------    ------------------------
(In thousands)                                                   2002          2001          2002          2001
                                                              ----------    ----------    ----------    ----------
Net interest income                                           $   43,444        37,357       118,769       102,851
Provision for loan losses                                          2,082         7,258        10,786        14,059
Securities gains                                                     186         2,241         6,308         4,292
Impairment of securities                                            (302)       (2,005)      (20,042)       (3,796)
Other non-interest income                                         77,052        32,227       178,833        85,987
Non-interest expense                                              97,264        52,979       241,286       142,356
                                                              ----------    ----------    ----------    ----------
Income before income taxes, minority interest,
  extraordinary item
  and cumulative effect of a change in accounting principle       21,034         9,583        31,796        32,919
Provision for income taxes                                         7,603         7,332        11,540        18,114
Minority interest in consolidated subsidiaries                    11,545         1,618        25,692        11,570
                                                              ----------    ----------    ----------    ----------
Income (loss) before extraordinary item and
  cumulative effect of a change in accounting principle            1,886           633        (5,436)        3,235
Extraordinary item, net of tax                                       (61)           --        23,749            --
Cumulative effect of a change in accounting principle, net
  of tax                                                              --            --       (15,107)        1,138
                                                              ----------    ----------    ----------    ----------
Net income                                                    $    1,825           633         3,206         4,373
                                                              ==========    ==========    ==========    ==========

For the Three Months Ended September 30, 2002 Compared to the Same 2001 Period:

Net income increased by 188% from 2001. The substantial increase in net income primarily resulted from a large increase in net interest income, an improvement in the provision for loan losses, additional banking operations service charge income, higher Ryan Beck investment banking income and a reduction in Bancorp's deferred tax valuation allowance, as well as impairment write-downs in 2001 associated with other than temporary decline in fair value of equity securities. The above improvements in net income were partially offset by an increase in employee compensation, higher occupancy costs, lower gains on the sales of assets and increased Ryan Beck communication and clearing fees.

The increase in net interest income primarily resulted from earning asset growth as a consequence of the Community acquisition and the origination and purchase of real estate loans. The decline in the provision for loan losses reflects lower charge-offs during the current quarter compared to the same 2001 period, along with declining portfolio balances associated with Bancorp discontinued lines of business. The increase in other non-interest income primarily resulted from higher investment banking income and higher bank operations service charge income. The increase in investment banking income resulted from growth associated primarily with the Gruntal transaction. The improvement in bank operations service charge income reflects a significant increase in transaction accounts associated with BankAtlantic's high performance checking product and its seven-day banking initiative. The improvements in non-interest income were partially offset by lower gains on the sales of assets due to a $2.3 million loss on the sale of mutual funds that were held in connection with a nonqualified deferred compensation plan assumed in connection with the Gruntal transaction. The increase in non-interest expense was primarily related to higher Ryan Beck compensation expense associated with the Gruntal transaction and higher banking operation compensation, occupancy and advertising expense associated with the Community acquisition and the implementation of the seven day banking initiative. Additionally, Ryan Beck communication and clearing fee expenses increased substantially due to the Gruntal transaction. The decrease in the provision for income taxes during the current quarter reflects a $787,000 reduction in the deferred tax valuation allowance resulting primarily from the utilization of tax benefits from real estate sales at Core Communities and a $525,000 tax benefit realized upon the conversion of Ryan Beck from a limited liability company to a corporation. Additionally, BankAtlantic acquired, as part of the Community transaction, low-income housing tax credit investments which reduced its tax liability by $140,000 during the 2002 quarter.

The non-recurring items that affected net income during the current quarter were the sale of mutual funds to fund distributions under a plan assumed in connection with the Gruntal transaction, adjustments of acquisition related charges, an impairment write-down of equity securities due to an other than temporary decline in value and an adjustment to the extraordinary gain associated with the Gruntal transaction.

The non-recurring items that affected net income during the 2001 third quarter were the amortization of goodwill, a $6.6 million goodwill impairment associated with the Leasing Technology Inc. acquisition, a write-off of deferred offering costs associated with the redemption of subordinated investment notes and impairment write-downs associated with other than temporary decline in the fair value of equity securities

For the Nine Months Ended September 30, 2002 Compared to the Same 2001 Period:

Net income was significantly affected by non-recurring items during the 2002 period. Bancorp recognized a $23.7 million extraordinary gain associated with the Gruntal transaction. The extraordinary gain was partially offset by a $15.1 million cumulative effect of a change in accounting principle associated with the implementation of FASB Statement 142. In connection with the transitional goodwill impairment evaluation required under FASB Statement 142, Bancorp performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002, the date of adoption. As a result of this analysis, Bancorp determined that goodwill associated with the bank operations reportable segment was not impaired at the adoption date; however, the goodwill associated with the Ryan Beck reportable segment was impaired. As a consequence, an independent appraiser was engaged to determine the fair value of the Ryan Beck operating segment in order to measure the impairment amount. Based on the appraiser's evaluation, a $15.1 million impairment loss (net of a $1.2 million tax benefit) was recorded effective as of January 1, 2002 as a cumulative effect of a change in accounting principle. As required under FASB 142, this non-cash charge was recognized during the first quarter of 2002 and had no effect upon third quarter earnings or on any period subsequent to the first quarter, and had no effect on Bancorp operating net income or tangible capital ratios.

Also included in non-recurring items during the 2002 period was a restructuring charge and an impairment write-down associated with BankAtlantic's ATM network and acquisition-related charges and impairments associated with the Community and Gruntal transactions. The acquisition-related expenses were integration expenses, long-lived asset impairments and professional fees associated with the Gruntal and Community transactions. The ATM network restructuring charge and impairment write-down resulted from the termination of convenience store and gas station relationships which did not meet BankAtlantic's performance expectations.

Additionally, the Company recognized an other than temporary decline in the fair value of equity securities of $20 million and $3.8 million for the nine months ended September 30, 2002 and 2001, respectively. The equity securities impairment resulted from significant declines in the investments value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities. Bancorp recognized an impairment charge of $18.5 million and $700,000 during the nine months ended September 30, 2002 and 2001, respectively. Bancorp recently revised its policy for equity investments, and any future equity investments by Bancorp will be limited to liquid securities and be subject to certain more stringent concentration restrictions. Separately, BFC recognized an impairment charge of $1.6 million and $3.1 million during the nine months ended September 30, 2002 and 2001, respectively.

During the 2002 period, the Company experienced a significant improvement in net interest income and non-interest income associated with the items discussed above as well as improved earnings at Levitt Companies. These earnings reflected increased sales of real estate by Core Communities and Levitt and Sons, as well as equity in earnings associated with the Company's investment in Bluegreen.

The provision for loan losses declined during the current period primarily related to the same items discussed in the corresponding discussion of the current quarter partially offset by additional reserves required for two commercial real estate loans.

The above increases in net income were partially offset by a significant increase in non-interest expenses primarily due to the same items discussed in the corresponding discussion of the current quarter.

The provision for income taxes includes a reduction by Bancorp of $2.3 million and was associated with the reduction in the deferred tax asset valuation allowance. The reduction was attributed to Levitt Companies' election to be taxed as a corporation, Ryan Beck's conversion to a corporation and the utilization of tax benefits from real estate sales. Additionally, BankAtlantic acquired, as part of the Community transaction, low income housing tax credit investments which reduced BankAtlantic's tax liability by $280,000 during the 2002 nine month period.

Bank Operations Results of Operations

Net interest income

Banking Operations                                   For the Three Months                For the Nine Months
                                                      Ended September 30,                Ended September 30,
                                               --------------------------------    --------------------------------
(In thousands)                                   2002        2001       Change       2002        2001       Change
                                               --------    --------    --------    --------    --------    --------
Interest and fees on loans and leases          $ 60,245      60,882        (637)    166,853     187,785     (20,932)
Interest on securities available for sale        10,322      13,110      (2,788)     34,192      39,760      (5,568)
Interest and dividends on other investment        8,677       8,330         347      24,924      24,486         438
Interest on deposits                            (16,087)    (21,410)      5,323     (48,521)    (68,943)     20,422
Interest on advances from FHLB                  (15,856)    (15,476)       (380)    (46,452)    (44,837)     (1,615)
Interest on securities sold under agreements
  to repurchase                                  (2,323)     (4,823)      2,500      (6,037)    (21,933)     15,896
Interest on mortgage backed bonds                  (281)         --        (281)       (521)         --        (521)
                                               --------    --------    --------    --------    --------    --------
Net interest income                            $ 44,697      40,613       4,084     124,438     116,318       8,120
                                               ========    ========    ========    ========    ========    ========
Net interest margin                                3.64        3.83       (0.19)       3.56        3.61       (0.05)
                                               ========    ========    ========    ========    ========    ========

For the Three Months Ended September 30, 2002 Compared to the Same 2001 Period:

The substantial improvement in net interest income primarily resulted from significant asset growth partially offset by a decline in the net interest margin.

The growth in earning assets primarily resulted from the Community acquisition, which added $709 million of earning assets, and continued growth in BankAtlantic's commercial real estate, small business and home equity loan portfolios. The above increases in earning assets were partially offset by accelerated repayments of residential loans due to declining mortgage rates during the period and lower average balances related to several discontinued or curtailed lines of business, including BankAtlantic's lease finance business, indirect consumer loans, syndication loans, international loans to correspondent banks and small business loans originated under previous policies prior to January 1, 2001. Interest income on loans and securities available for sale declined during 2002 compared to the same 2001 period. The decline in interest income reflects the rapid decline in interest rates during the latter half of 2001 and 2002, which resulted in the refinancing of residential loans and the downward re-pricing of floating rate loans. These significant declines in yields on earning assets were substantially offset by the growth in earning assets mentioned above.

The increased interest income from other investments reflects higher average balances resulting from $163.9 million of investment purchases during the period. The higher interest income from increased average asset balances was partially offset by lower average yields earned on other investments during the 2002 quarter compared to the same period during 2001.

The substantial reduction in BankAtlantic's deposit interest expense was attributed to a significant reduction in the average deposit rate, partially offset by average interest bearing deposits increasing by $486 million from the same 2001 period. The increase was primarily due to the Community acquisition. Interest expense on short-term borrowings was substantially lower during 2002. The significant decline in short term borrowings interest expense reflected lower short-term interest rates and a decline in short term borrowings linked to an increase in deposit and FHLB advance balances. The rates on short-term borrowings declined from 3.54% during the 2001 period to 1.74% during the same 2002 period. The higher FHLB advance and mortgage backed bond interest expense resulted primarily from FHLB advance obligations and mortgage backed bonds acquired in connection with the Community acquisition.

The net interest margin was impacted by a rapid decline in interest rates during 2001, a change in the composition of BankAtlantic's loan portfolio and a change in the mix of BankAtlantic's deposit portfolio. The prime interest rate declined from 9.00% at January 1, 2001 to 4.75% at December 31, 2001, which resulted in the average yield on BankAtlantic's interest earning assets declining from 7.70% during 2001 to 6.41% during the 2002 quarter and the average rates on BankAtlantic's interest paying liabilities declining from 4.43% to 3.16% during the same period. During the 2002 quarter, BankAtlantic continued to increase their transaction accounts and savings accounts, which contributed to a reduction in BankAtlantic's cost of funds. BankAtlantic's deposit mix changed from 50% time deposits at September 30, 2001 to 42% time deposits and 58% transaction and savings accounts during the same 2002 period. The composition of BankAtlantic's loan portfolio changed from higher yielding loans associated with discontinued lines of business to lower yielding residential loans acquired in connection with the acquisition of Community and lower yielding floating rate commercial and home equity loans.

For the Nine Months Ended September 30, 2002 Compared to the Same 2001 Period:

Net interest income increased by 7% from 2001. Total interest income decreased by $26.1 million and total interest expense decreased by $34.2 million. The decrease in interest income primarily resulted from rapidly declining interest rates which impacted the re-pricing of floating rate loans and securities and contributed to re-financings of residential loans. The average yield on interest earning assets declined from 7.85% during the 2001 period to 6.47% during the 2002 period. The decline in average yields on earning assets was partially offset by increased earning asset growth primarily associated with the Community acquisition. The decline in interest expense primarily resulted from the lower interest rate environment discussed above. The average rates on BankAtlantic's interest paying liabilities declined from 4.83% during 2001 to 3.35% during the same 2002 period, and the average rates on BankAtlantic's short-term borrowings declined from 4.65% during 2001 to 1.76% during the same 2002 period.

Provision for Loan Losses

                                     For the Three Months     For the Nine Months
                                      Ended September 30,     Ended September 30,
                                     --------------------    --------------------
(In thousands)                         2002        2001        2002        2001
                                     --------    --------    --------    --------
Balance, beginning of period         $ 48,587      48,018      44,585      47,000
Charge-offs:
  Syndication loans                       (13)     (7,235)     (8,013)     (7,235)
  Commercial real estate loans         (2,549)         --      (6,858)         --
  Small business                         (727)       (816)     (2,919)     (3,012)
  Lease financing                      (1,779)     (2,955)     (5,963)     (8,337)
  Consumer loan - indirect               (226)       (676)       (963)     (2,369)
  Consumer loans - direct                (170)     (1,399)       (819)     (2,090)
  Residential real estate loans          (284)         --        (426)       (152)
                                     --------    --------    --------    --------
                                       (5,748)    (13,081)    (25,961)    (23,195)
                                     --------    --------    --------    --------
Recoveries:
  Syndication loans                       102          --         785          --
  Small business                          549         542       1,638       2,020
  Lease financing                         578         679       2,476       1,668
  Commercial business loans                19          20          56         249
  Commercial real estate loans              3          --          20           7
  Residential real estate loans            94          48         157         204
  Consumer loans - indirect               232         425       1,075       1,674
  Consumer loans - direct                 179         379         412         602
                                     --------    --------    --------    --------
                                        1,756       2,093       6,619       6,424
                                     --------    --------    --------    --------
Net charge-offs                        (3,992)    (10,988)    (19,342)    (16,771)
Allowance for loan losses acquired     (1,075)         --       9,573          --
Provision for loan losses               2,082       7,258      10,786      14,059
                                     --------    --------    --------    --------
Balance, end of period               $ 45,602      44,288      45,602      44,288
                                     ========    ========    ========    ========

Annualized net charge-offs to average loans were 0.43% for the 2002 third quarter and 1.46% for the same 2001 period. The substantial decrease in net charge-offs resulted primarily from lower net charge-offs associated with discontinued lines of business partially offset by charge-offs associated with a commercial real estate loan and a lease. Included in charge-offs for the third quarter of 2002 was a charge-off of a commercial real estate loan to a company in the hospitality industry for which a valuation allowance was established in a prior period and a $670,000 charge-off of an airplane lease. The reduction in BankAtlantic's provision for loan losses during the current quarter, compared to the same 2001 period, was attributed to declining portfolio balances in discontinued lines of business and improved charge-off and delinquency trends.

Annualized net charge-offs to average loans were 0.76% for the first nine months of 2002 and 0.74% for the corresponding 2001 period. Included in net charge-offs for the current year were the items discussed above as well as a $4.3 million partial charge-off of a commercial real estate residential construction loan, for which a $1.8 million specific valuation allowance was established in late 2001. This commercial real estate residential construction loan was transferred to real estate owned effective June 30, 2002. Also included in net charge-offs for the current year was an $8 million partial charge-off of a syndication loan to a company in the commercial aviation repair parts and maintenance industry, for which a specific valuation allowance was established for the entire amount in 2001. In September 2002, the remaining $2.6 million balance of that loan was repaid from the collateral liquidation.

The allowance for loan losses was 1.24% and 1.51% of total loans at September 30, 2002 and 2001, respectively. Included in the allowance for loan losses was a $9.6 million allowance acquired in connection with the Community acquisition. This allowance was reduced by $1.1 million during the third quarter of 2002 as a result of loan payoffs in the acquired portfolio.

Net charge-offs associated with BankAtlantic's discontinued or curtailed lines of business were 28% of total net charge-offs during the third quarter of 2002, compared to 55% during the same 2001 period. Year to date, these charge-offs represented 89% of total net charge-offs, compared to 87% during 2001.

At the indicated dates, BankAtlantic's non-performing assets and potential problem loans were (in thousands):

                                         September 30,    December 31,
                                              2002             2001
                                         -------------    -------------
NONPERFORMING ASSETS
Non-accrual:
Tax certificates                         $       1,484            1,727
Loans and leases                                30,947           37,255
                                         -------------    -------------
  Total non-accrual                             32,431           38,982
                                         -------------    -------------
Repossessed assets:
Real estate owned                               10,015            3,904
Vehicles and equipment                               1               17
                                         -------------    -------------
  Total repossessed assets                      10,016            3,921
                                         -------------    -------------
   Total non-performing assets                  42,447           42,903
    Specific valuation allowances                 (390)          (9,936)
                                         -------------    -------------
Total non-performing assets, net         $      42,057           32,967
                                         =============    =============
POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more   $       2,031               --
Restructured loans                                 618              743
Delinquent residential loans purchased           1,473            1,705
                                         -------------    -------------
TOTAL POTENTIAL PROBLEM LOANS            $       4,122            2,448
                                         =============    =============

Non-performing assets represented 1.10% of total loans, tax certificates and repossessed assets at September 30, 2002. This compares to 1.45% at December 31, 2001. The reduction in the percentage of non-performing assets to total loans, tax certificates and repossessed assets reflects a significant increase in total loans and tax certificate balances at September 30, 2002, compared to December 31, 2001. Included in non-performing assets at September 30, 2002 was a $13.7 million commercial real estate hotel loan and a $7.3 million foreclosed residential construction loan referred to above, along with $3.1 million of non-performing loans acquired in connection with the Community acquisition. In October 2002, the hotel loan was sold at book value to an unrelated third party. Assuming the sale was consummated as of September 30, 2002, the Bank's non-performing loans would have been reduced to $18.7 million, non-performing assets to approximately $28.7 million and the Bank's non-performing assets to total loans and other assets ratio to 0.74%.

The increase in potential problem loans was associated with loans contractually past due 90 days or more. These loans have matured and the borrowers continue to make payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.

Non-Interest Income

Banking Operations                      For the Three Months                  For the Nine Months
                                         Ended September 30,                   Ended September 30,
                                 ----------------------------------    ---------------------------------
(In thousands)                      2002        2001        Change       2002        2001       Change
                                 ---------   ---------    ---------    ---------   ---------   ---------
Other service charges and fees   $   3,591       3,903         (312)      10,246      11,275      (1,029)
Service charges on deposits          6,684       3,820        2,864       17,234      11,590       5,644
Gains (losses) on securities
  activities                         1,978          (4)       1,982        4,768         548       4,220
Other                                1,056       1,792         (736)       3,976       4,222        (246)
                                 ---------   ---------    ---------    ---------   ---------   ---------
    Non-interest income          $  13,309       9,511        3,798       36,224      27,635       8,589
                                 =========   =========    =========    =========   =========   =========

The decline in other service charges and fees during the 2002 third quarter and first nine months resulted from a 25% and 24%, respectively, decrease in ATM fee income compared to the corresponding 2001 periods and a decline in late fee income. The decline in ATM fee income resulted from the removal of BankAtlantic's ATM machines from Wal*Mart stores and other locations. The decline in late fee income was attributed to lower late fees assessed in BankAtlantic's consumer and leasing portfolios. The above declines in fee income were partially offset by higher fees earned on check cards. Check card fees increased by 169% during the third quarter compared to the same 2001 period and 153% during 2002 year to date compared to the same 2001 period. The increase in check card fees was linked to a significant increase in transaction accounts associated with BankAtlantic's high performance checking products and BankAtlantic's "Seven Day Banking" initiative.

Service charges on deposits increased by over 75% during the third quarter, and 49% year to date, from the comparable 2001 periods. The increase in service charges primarily resulted from overdraft fees from transaction accounts and secondarily from deposit fees associated with the Community acquisition. The increase in overdraft fees was associated with BankAtlantic's new high performance checking product. Since the inception of this product, we have opened approximately 48,000 accounts with total deposit balances of $123 million at September 30, 2002. Additionally, the rapid decline in interest rates increased BankAtlantic's income from analysis charges by decreasing the earnings credit for commercial accounts.

Securities activities gains during the three and nine-months ended September 30, 2002 resulted primarily from the sale of $74.2 million and $152.1 million of REMIC securities, respectively. Additionally, BankAtlantic also recorded a $14,000 and $41,000 unrealized loss on derivative instruments during the third quarter and year to date.

Securities activities during the three months ended September 30, 2001 consisted of a $4,000 unrealized loss on derivative instruments. Gains on securities activities during the nine months ended September 30, 2001 included the sale of mortgage-backed securities for a gain of $486,000 and a $62,000 unrealized gain on derivative instruments.

Other income during the 2002 quarter was unfavorably impacted by a $230,000 loss on the sale of CRA residential loans. Included in other income during the 2001 quarter was a $679,000 net gain from the disposition of fixed assets and the sale of six in-store branches to unrelated financial institutions. The declines in other income during the current three month period was partially offset by increased customer related fees associated with the Community acquisition and BankAtlantic's high performance checking products and $96,000 of income associated with a real estate joint venture acquired in connection with the Community acquisition. Included in other income during the nine months ended September 30, 2002 were the items mentioned above as well as $660,000 of income realized from a real estate joint venture and a $308,000 loss from the sale of residential loan servicing acquired in connection with the Community acquisition.

Non-Interest Expense

Banking Operations                                        For the Three Months                     For the Nine Months
                                                           Ended September 30,                     Ended September 30,
                                                   -------------------------------------    ------------------------------------
(In thousands)                                        2002          2001        Change         2002         2001       Change
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Employee compensation and benefits                 $   17,170        12,692        4,478        48,555       38,420       10,135
Occupancy and equipment                                 7,554         6,473        1,081        21,430       18,664        2,766
Advertising and promotion                               2,045         1,039        1,006         5,082        2,596        2,486
Restructuring charges and impairment write-downs           --           550         (550)        1,007          331          676
Amortization of intangible assets                         453            --          453           907           --          907
Write-down of real estate owned                         1,400           126        1,274         1,464          298        1,166
Acquisition related charges and impairments              (941)           --         (941)          864           --          864
Other                                                   6,607         6,316          291        19,600       17,801        1,799
                                                   ----------    ----------   ----------    ----------   ----------   ----------
  Non-interest expense                             $   34,288        27,196        7,092        98,909       78,110       20,799
                                                   ==========    ==========   ==========    ==========   ==========   ==========

Compensation expenses increased 35% and 26% from the comparable 2001 quarter and nine-month periods, respectively. The increase in compensation expenses was the result of the implementation of seven day banking on

April 1, 2002 and the addition of 172 employees following the Community acquisition. Total full time equivalent employees increased from 882 at September 30, 2001 to 1,326 at September 30, 2002. Additionally, employee benefits significantly increased from the comparable 2001 periods due to higher health insurance costs and a reduction in pension income associated with Bancorp defined benefit pension plan.

Occupancy and equipment expenses increased 17% and 15% from the comparable 2001 quarter and nine-month periods, respectively. The increase was primarily due to the Community acquisition which added 21 branches to BankAtlantic's community banking division. Additionally, BankAtlantic recognized approximately $600,000 and $1.2 million of accelerated depreciation expense during the 2002 third quarter and nine month period, respectively, on equipment associated with BankAtlantic's on-line banking delivery system. This equipment will be replaced as BankAtlantic upgrades the technology with new equipment and software during the fourth quarter of 2002.

The increase in advertising expense during the 2002 quarter and year to date reflect marketing initiatives to increase BankAtlantic's transaction accounts and to promote BankAtlantic's "Seven Day Banking " initiative.

The restructuring charges and impairment write-downs during the three months ended September 30, 2001 related to a $550,000 write down on assets associated with termination of in-store branch activities. Also, included in restructuring charges and impairment write-downs during the nine months ended September 30, 2001 was a $219,000 restructuring charge recovery related to a charge recorded in a prior period associated with the termination of the Wal-Mart ATM relationship.

The restructuring charges and impairment write-downs during the nine months ended September 30, 2002 were the result of a plan to discontinue certain ATM relationships. As a consequence, an $801,000 restructuring charge and a $206,000 impairment write-down were realized. These relationships were primarily with convenience stores and gas stations and did not meet BankAtlantic's performance expectations and were unlikely to meet future profitability goals. The remaining ATM machines (approximately 150 machines) are primarily located in BankAtlantic's branch network, cruise ships and other remote locations.

Amortization of intangible assets during the three and nine months ended September 30, 2002 consisted of the amortization of core deposit intangible assets acquired in connection with the Community acquisition. The core deposits intangible asset is being amortized over its estimated life of seven years.

During the three months ended September 30, 2002, BankAtlantic's management reevaluated a residential construction real estate property that was transferred to real estate owned during the second quarter of 2002 and recognized an additional $1.4 million write-down. The remaining write-downs of real estate owned during the three and nine months ended September 30, 2002 and 2001 were associated with residential real estate owned.

Acquisition related charges and impairments during the three and nine months ended September 30, 2002 include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002. The two branch facilities were sold to unrelated financial institutions for an aggregate gain of $941,000.

The slight increase in other expenses during the three months ended September 30, 2002 was attributed to a $304,000 increase in check losses and higher operating expenses in connection with the increased size of BankAtlantic, partially offset by $540,000 of lower legal expense during the 2002 quarter compared to the same 2001 period. The additional check losses resulted from strategies related to BankAtlantic's "high performance checking" campaign.

Other expenses increased by 10% from the comparable 2001 nine-month period. During the nine-months ended September 30, 2001 we recognized $1.2 million of gains on the sales of REO property compared to net gains of $114,000 from REO property sales during the same 2002 period. The remaining increase in other expenses were due to the items discussed above as well as $275,000 of additional loss provisions associated with the tax certificate portfolio. The tax certificate loss provision is calculated based on the aging of the portfolio.

Levitt Companies and Subsidiaries Results of Operations

                                                          For the Three Months                      For the Nine Months
                                                           Ended September 30,                      Ended September 30,
                                                   -------------------------------------    ------------------------------------
(In thousands)                                        2002          2001        Change         2002         2001        Change
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Net interest income:
Interest on investments                            $      221    $      810   $     (589)   $    1,020   $    1,605   $     (585)
Interest on notes and bonds payable                    (2,284)       (1,458)        (826)       (5,938)      (4,934)      (1,004)
Capitalized interest                                    2,214         1,441          773         5,555        4,767          788
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Net interest income                                       151           793         (642)          637        1,438         (801)
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Non-interest income:
Net revenues from sales of real estate                  8,522        10,476       (1,954)       31,810       23,212        8,598
Income from equity method investment                      941            --          941         2,463           --        2,463
Other                                                     291           142          149         1,005        1,576         (571)
                                                   ----------    ----------   ----------    ----------   ----------   ----------
    Non-interest income                                 9,754        10,618         (864)       35,278       24,788       10,490
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Non-interest expense:
Employee compensation and benefits                      3,334         2,287        1,047         9,492        6,556        2,936
Advertising and promotion                                 647           517          130         2,213        2,096          117
Selling, general and administrative                     3,088         2,783          305         9,281        8,121        1,160
                                                   ----------    ----------   ----------    ----------   ----------   ----------
  Non-interest expense                                  7,069         5,587        1,482        20,986       16,773        4,213
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Income before income taxes                         $    2,836    $    5,824   $   (2,988)   $   14,929   $    9,453   $    5,476
                                                   ==========    ==========   ==========    ==========   ==========   ==========

Net revenues from sales of real estate represented the net profits on sales of real estate by Levitt and Sons and Core Communities as well as equity from earnings in real estate joint venture activities. The decrease in net revenues from the sales of real estate during the 2002 quarter compared to the same 2001 period primarily resulted from a decrease in Core Communities' land sales. This decrease was partially offset by an increase in home sales net revenues at Levitt and Sons. Net revenues from land sales for the quarter ended September 30, 2002 was $2.0 million as compared to $4.7 million for the same period in 2001. The 2001 land sales included the sale of a commercial tract of land for a $4.1 million gain. Net revenues from home sales for the quarter ended September 30, 2002 was $6.4 million as compared to $4.4 million for the same period in 2001. Net revenues from joint venture activities were $130,000 during the 2002 quarter and $1.4 million during the 2001 quarter.

During the nine months ended September 30, 2002, Core Communities' net revenues on land sales was $12.6 million as compared to $7.5 million in 2001. The 2002 land sales included the sale of two commercial properties for net revenues of $9.3 million. During the nine months ended September 30, 2002, net revenues from homes sales at Levitt and Sons were $17.7 million as compared to $12.4 million during the same 2001 period. In 2001, Levitt Companies sold a marine rental property for a $680,000 gain. Net revenues on joint venture activities were $1.5 million during the 2002 period and $2.6 million during the 2001 period.

In April 2002, Levitt Companies acquired 34.3% of Bluegreen Corporation's common stock increasing the Company's consolidated ownership in Bluegreen's common stock to 39.2%. Bluegreen Corporation is a developer and marketer of drive-to vacation interval resorts and planned golf and residential real estate. Levitt Companies' investment in Bluegreen Corporation is accounted for under the equity method. Levitt Companies' income from Bluegreen Corporation for the 2002 quarter was $941,000 and for the nine months ended September 30, 2002 was $2.5 million.

The decrease in other non-interest income during the nine months ended September 30, 2002, compared to the same 2001 period, was primarily due to rental income associated with a marine property sold during the second quarter of 2001.

Net interest income decreased during the quarter and nine months ended September 30, 2002, compared to the same periods in 2001, primarily due to decreases in interest from investments, resulting from lower average balances and yields.

The significant increase in compensation and benefits during the three and nine months ended September 30, 2002 compared to the same 2001 periods primarily resulted from increases in incentive accruals and personnel resulting from the addition of several new development projects. These new projects and an increase in home deliveries also resulted in an increase in selling and other general and administrative expenses during the three and nine months ended September 30, 2002, compared to the same 2001 periods.

Ryan Beck & Co. and Subsidiaries Results of Operations

                                                           For the Three Months                     For the Nine Months
                                                            Ended September 30,                     Ended September 30,
                                                   -------------------------------------    --------------------------------------
(In thousands)                                        2002          2001        Change         2002         2001        Change
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Net interest income:
Interest on trading securities                     $    4,452    $      541   $    3,911    $    8,623   $    1,697   $    6,926
Interest expense affiliated loan
  and trading activities                                 (807)         (136)        (671)       (1,828)        (445)      (1,383)
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Net interest income                                     3,645           405        3,240         6,795        1,252        5,543
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Non-interest income:
Principal transactions                                 23,492         3,987       19,505        49,654       12,392       37,262
Investment banking                                      7,791         4,003        3,788        15,790        8,041        7,749
Commissions                                            22,224         2,954       19,270        41,642        9,566       32,076
Losses on sales of securities
  available for sale                                   (2,297)           --       (2,297)       (2,297)          --       (2,297)
Other                                                   1,457           197        1,260         3,036          613        2,423
                                                   ----------    ----------   ----------    ----------   ----------   ----------
    Non-interest income                                52,667        11,141       41,526       107,825       30,612       77,213
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Non-interest expense:
Employee compensation and benefits                     39,553         7,416       32,137        80,226       23,193       57,033
Occupancy and equipment                                 3,526           785        2,741         7,068        2,430        4,638
Advertising and promotion                                 953           387          566         2,325        1,170        1,155
Amortization of goodwill                                   --           112         (112)           --          329         (329)
Acquisition related charges and
  impairments                                             870            --          870         4,061           --        4,061
Other                                                  10,277         2,290        7,987        22,061        6,939       15,122
                                                   ----------    ----------   ----------    ----------   ----------   ----------
  Non-interest expense                                 55,179        10,990       44,189       115,741       34,061       81,680
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Income (loss) before income taxes                  $    1,133    $      556   $      577    $   (1,121)  $   (2,197)  $    1,076
                                                   ==========    ==========   ==========    ==========   ==========   ==========

The significant increase in net interest income during the three and nine months ended September 30, 2002 primarily resulted from the expansion of municipal bond trading in connection with the Gruntal transaction. Tax exempt interest income for the three and nine months ended September 30, 2002 was $1.2 million and $2.4 million, respectively. The above increase in net interest income was partially offset by the interest expense associated with $5.0 million of borrowings from Bancorp, as well as an increased level of borrowings from Ryan Beck's clearing agent as a result of a higher volume of trading activity.

During the three and nine months ended September 30, 2002, compared to the same 2001 periods, non-interest income increased by 373% and 252%, respectively. The increase was primarily the result of increased agency commissions and principal transaction revenues. These increases resulted from the additional investment consultants and trading personnel hired in connection with the Gruntal transaction. The above increases in revenues were partially offset by losses on the sales of mutual fund investments associated with a deferred compensation plan acquired in connection with the Gruntal transaction. In September 2002, Ryan Beck allowed the participants in the plan to withdraw their vested benefits upon forfeiting their unvested benefits. The mutual fund investments were sold to fund the plan distributions. There were $12.6 million of mutual fund securities available for sale at September 30, 2002.

The increase in employee compensation and benefits during the three and nine months ended September 30, 2002, compared to the same 2001 periods, was primarily due to the additional personnel hired in connection with the Gruntal transaction. The increase in compensation expense was partially offset by a $1.4 million and $2.3 million reduction in the Gruntal nonqualified deferred compensation obligation during the three and nine months ended September 30, 2002, respectively.

Goodwill amortization during the three and nine month periods ended September 30, 2001 represented the amortization of goodwill associated with prior acquisitions. Upon the implementation of Financial Accounting Standard Number 142 on January 1, 2002, we discontinued the amortization of goodwill. Goodwill will be evaluated for impairment in subsequent periods in accordance with FASB Statement 142.

Acquisition related charges and impairments during the three and nine months ended September 30, 2002, included branch closures, professional fees, and regulatory costs incurred in connection with the Gruntal transaction.

The increase in other expenses during the three and nine months ended September 30, 2002 compared to the same 2001 periods, related to increased floor brokerage and clearing fees attributed to a significant increase in commission revenues. Increased rent, occupancy and communication expenses were associated with the additional offices acquired in connection with the Gruntal transaction.

Bancorp Parent Company Results of Operations

                                                           For the Three Months                    For the Nine Months
                                                            Ended September 30,                    Ended September 30,
                                                   -------------------------------------    ------------------------------------
(In thousands)                                        2002          2001        Change         2002         2001        Change
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Net interest income:
Interest and fees on loans                         $      461            --          461           978           21          957
Interest on investments                                    18           119         (101)          265          174           91
Interest on subordinated debentures,
  notes payable and guaranteed
  preferred interests in Bancorp's
  Junior Subordinated Debentures                       (4,790)       (4,358)        (432)      (12,634)     (15,077)       2,443
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Net interest income                                    (4,311)       (4,239)         (72)      (11,391)     (14,882)       3,491
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Non-interest income:
Net revenues from sales of real estate                   (207)          744         (951)          (35)         734         (769)
Income from equity method investment                      486            --          486           705           --          705
Gains on securities available for sale                    506         2,246       (1,740)        3,836        3,744           92
Impairment of securities                                 (302)           (5)        (297)      (18,459)        (700)     (17,759)
                                                   ----------    ----------   ----------    ----------   ----------   ----------
    Non-interest income                                   483         2,985       (2,502)      (13,953)       3,778      (17,731)
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Non-interest expense:
Employee compensation and benefits                         --           531         (531)        3,038        1,505        1,533
Impairment of goodwill                                     --         6,624       (6,624)           --        6,624       (6,624)
Amortization of goodwill                                   --           929         (929)           --        2,786       (2,786)
Other                                                     162           544         (382)          886          585          301
                                                   ----------    ----------   ----------    ----------   ----------   ----------
  Non-interest expense                                    162         8,628       (8,466)        3,924       11,500       (7,576)
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Loss before income taxes                           $   (3,990)       (9,882)       5,892       (29,268)     (22,604)      (6,664)
                                                   ==========    ==========   ==========    ==========   ==========   ==========

Interest and fees on loans for the three and nine months ended September 30, 2002 represent interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt Companies. Interest and fees on loans for the three and nine months ended September 30, 2001 represent interest income on a loan to a non-real estate joint venture. The interest on investments for the three and nine months ended September 30, 2002 and 2001 primarily represent interest income earned on reverse repurchase agreement investments with BankAtlantic.

The increase in interest expense on debentures and notes payable for the 2002 quarter, compared to the same 2001 period resulted from higher average balances of trust preferred securities and notes payable. During 2002, Bancorp issued $115.4 million of trust preferred securities, increased its bank line of credit borrowings and issued $3.7 million of notes payable.

The decrease in interest expense on debentures and notes payable for the nine months ended September 30, 2002, compared to the same 2001 period, resulted from lower average balances from the redemption of the subordinated investment notes and convertible subordinated debentures during the 2001 third quarter. The above declines in interest expense were partially offset by the issuance of trust preferred securities mentioned above.

The net revenues from the sales of real estate resulted from the recognition and deferral of interest associated with inter-company loans to Levitt Companies. The deferred income was recognized when the real estate associated with the inter-company loans was sold.

Income from equity method investment represents BankAtlantic Bancorp's 4.9% ownership interest in the earnings of Bluegreen Corporation. In April 2002, Levitt Companies acquired an additional 34.3% of Bluegreen Corporation's common stock. See the discussion above concerning the investment in Bluegreen Corporation by Levitt Companies.

Bancorp sold equity securities with a book value of $4.5 million and $7.0 million during the three and nine months ended September 30, 2002 for gains shown on the above table. During the three and nine months ended September 30, 2001 Bancorp sold equity securities with a book value of $1.1 million and $2.8 million for gains shown on the above table.

Bancorp recognized an impairment charge of $302,000 and $18.5 million during the three and nine months ended September 30, 2002, respectively, on equity securities resulting from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities. A significant portion of the impairment charge for the nine month period was related to Seisint, Inc. During 1999, Bancorp entered into a strategic relationship with Seisint Inc. and invested $10 million in cash and issued 848,364 shares of Class A common stock for $15 million of Seisint, Inc. common stock. Seisint is a privately held technology company, which provides marketing information, application solutions and customer relationship management applications. Bancorp anticipated benefits from this strategic relationship through the exchange of ideas and cooperation in the development by Seisint of technology and support systems for use by financial institutions. Additionally, both Alan B. Levan and John E. Abdo were directors of Seisint and each acquired direct and indirect interests in Seisint common stock. Because Seisint did not meet the objectives of its business plan or financial performance goals, Bancorp performed an evaluation of its investment in Seisint to determine if there was an other than temporary decline in value associated with this investment. As a consequence of this evaluation, Bancorp wrote off its entire $15 million investment in Seisint during June 2002.

Bancorp recognized a $5,000 and $700,000 impairment charge associated with equity securities during the three and nine-month periods ended September 30, 2001. As a result of these losses, Bancorp has revised its policy for holding company equity investments. Any future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. At September 30, 2002 parent company equity investments totaled $4.9 million.

During the three months ended September 30, 2002 and 2001 Bancorp accrued $0 and $513,000 of compensation expense related to the Ryan Beck retention pool. The participants' accounts in the Ryan Beck retention pool vested on June 28, 2002. During the nine months ended September 30, 2002 and 2001, Bancorp accrued $1.0 million and $1.5 million of compensation expense related to the Ryan Beck retention pool established in connection with Bancorp's acquisition of Ryan Beck in 1998. Also included in compensation expense for the nine months ended September 30, 2002 was $2.0 million of acquisition related expenses associated with the Gruntal transaction.

The impairment of goodwill in 2001 related to Bancorp's 1998 acquisition of Leasing Technology, Inc. ("LTI"). During the third quarter of 2001, Bancorp's management concluded that LTI would not meet Bancorp performance expectations. As a consequence, LTI offices were closed down and ceased the origination of leases.

Goodwill amortization during the three months ended September 30, 2001 represents the amortization of goodwill associated with all acquisitions. Upon the implementation of Financial Accounting Standard Number 142 on January 1, 2002, Bancorp discontinued the amortization of goodwill. Bancorp will evaluate goodwill for impairment in subsequent periods in accordance with FASB Statement 142.

Other expenses for the three months ended September 30, 2002 and 2001 primarily consist of professional fees. Included in other expenses for the three and nine months ended September 30, 2001 was a $389,000 write-off of deferred offering costs associated with the redemption of subordinated investment notes. Included in other expenses for the nine months ended September 30, 2002 was $410,000 of fees paid to Ryan Beck in connection with the underwriting of the Company's securities.

BFC Holding Company Results of Operations

                                                           For the Three Months                  For the Nine Months
                                                            Ended September 30,                   Ended September 30,
                                                   -------------------------------------    ------------------------------------
(In thousands)                                        2002          2001       Change          2002         2001       Change
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Net interest income:
Interest on investments                            $      102           107           (5)          250          309          (59)
Interest on notes payable                                (295)         (311)          16          (855)        (950)          95
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Net interest income                                      (193)         (204)          11          (605)        (641)          36
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Non-interest income:
Net revenues from sales of real estate                     --            --           --            --        1,346       (1,346)
Impairment of securities                                   --        (2,000)       2,000        (1,583)      (3,096)       1,513
Other                                                     309           270           39           899          884           15
                                                   ----------    ----------   ----------    ----------   ----------   ----------
    Non-interest income                                   309        (1,730)       2,039          (684)        (866)         182
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Non-interest expense:
Employee compensation and benefits                        478           433           45         1,736        1,413          323
Occupancy and equipment                                    20            13            7            56           74          (18)
Other                                                     199           205           (6)          630          523          107
                                                   ----------    ----------   ----------    ----------   ----------   ----------
  Non-interest expense                                    697           651           46         2,422        2,010          412
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Income (loss) before income taxes                  $     (581)       (2,585)       2,004        (3,711)      (3,517)        (194)
                                                   ==========    ==========   ==========    ==========   ==========   ==========

During the nine months ended September 30, 2001, net revenues from sales of real estate represents the gain on the sale of BFC's 50% interest in Delray Industrial Park. BFC recognized an impairment charge of $1.6 million and $3.1 million during the nine months ended September 30, 2002 and 2001, respectively, and a $2.0 million impairment charge during the quarter ended September 30, 2001. These impairment charges resulted from significant declines in the values of equity investments that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities.

The increase in employee compensation and benefits for the nine months ended September 30, 2002 as compared to the same period in 2001 was primarily due to an increase in levels of compensation.

Financial Condition

The Company's total assets at September 30, 2002 were $5.7 billion compared to $4.7 billion at December 31, 2001. The increase in total assets primarily resulted from:

      o The acquisition of Community Savings, which added approximately $969 million in assets.
      o The Gruntal transaction which added $165 million in assets which were primarily trading securities.
      o A $60.0 million investment in Bluegreen Corporation, a New York Stock Exchange listed company which engages in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land.

      o The purchase of a $14.3 million office facility to consolidate BankAtlantic's headquarters and back office operations into a centralized facility.
      o Goodwill associated with the Community acquisition partially offset by the impairment of goodwill assigned to the Ryan Beck reportable segment.
      o     The origination of commercial real estate and home equity loans.
      o Increases in real estate held for development and sale and joint venture activities due to an increase in Levitt and Sons real estate inventory and the purchase of land for development by Core Communities.
      o Increases in deferred tax assets related to the impairment of securities.
      o Increases in cash and due from depository institutions due to higher in-transit cash letter balances.
      o Higher other assets balances associated with the acquisition and issuance of forgivable loans associated with the Gruntal transaction.

The above increases in total assets were partially offset by:

      o Decreased balances of residential loans due to accelerated loan repayments.
      o     Continued run-off in the syndications, leasing, international and indirect lending areas, which were discontinued activities.
      o     Reduction in securities available for sale related to the sale of
            $152.1 million of mortgage backed securities.

The Company's total liabilities at September 30, 2002 were $5.3 billion compared to $4.2 billion at December 31, 2001.

The increase in total liabilities primarily resulted from:

      o The acquisition of Community Savings, which added approximately $799 million in liabilities.
      o The Gruntal transaction, which added approximately $134 million in liabilities.
      o The issuance in the aggregate of $ 115.4 million of trust preferred securities.
      o Higher due to clearing agent liability associated with Ryan Beck trading activities.
      o Additional borrowings from Bancorp's bank line of credit and at Levitt Companies to fund land purchases and its investment in Bluegreen.
      o Increased other liabilities related to a higher accrued expenses and compensation associated with the Gruntal transaction.

The above increases in total liabilities were partially offset by:

            o     Lower short term borrowings associated with an increase in
                  FHLB advance obligations and higher deposit balances.
            o     A decrease in securities sold not yet purchased associated with Ryan Beck trading activities.

BFC's Liquidity and Capital Resources

The primary sources of funds to BFC (without consideration of Bancorp's liquidity and capital resources which except as noted, are not available to BFC) were dividends from Bancorp, revenues from property operations, principal and interest payments on loan receivables and borrowings. Funds were primarily utilized by BFC to reduce mortgage payable and other borrowings, to buy back and retire 40,000 shares of Class B Common Stock, and to fund operating expenses and general and administrative expenses. BFC has an $8.0 million revolving line of credit that can be utilized for working capital as needed. At September 30, 2002, approximately $1.98 million was available under this facility that matures in December 2002 and bears interest at the prime rate plus 1%. In July 2002, BFC borrowed $1.5 million from the revolving line of credit.

BFC (without consideration of Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, BFC's interests in the technology entities were transferred at BFC's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, and therefore, they are consolidated in these financial statements. Interests in such partnerships were sold in 2000 and

2001 to accredited investors in private offerings. During 2000, approximately $5.1 million of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of BFC invested approximately $4.4 million in these partnerships. BFC and the general partners retained ownership interests of approximately $1.8 million. Additionally, during 2001, approximately $895,000 of capital was raised from unaffiliated third parties by these partnerships and officers, directors and affiliates of BFC invested approximately $1.3 million in the partnerships. BFC and the general partners retained ownership interests of approximately $3.8 million increasing BFC's total investment in these partnerships to $5.6 million. Of the $1.3 million, Alan Levan, Chairman, and John Abdo, Vice Chairman, each borrowed $500,000 from BFC on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of BFC each borrowed $50,000 on a non-recourse basis to make their investments. Such amounts were still outstanding at the end of the quarter (except for John Abdo's $500,000 loan which is discussed below), bear interest at the prime rate plus 1% and are payable interest only annually with the entire balance due in February 2006. After the limited partners receive a specified return from the partnerships, the general partners are entitled to receive 20% of all cash distributions from the partnerships. The general partners are limited liability companies of which the members are: John E. Abdo - 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0%; John E. Abdo, Jr. - 17.5% and BFC Financial Corporation - 57.5%. In January 2002, two of these venture partnerships distributed the shares of its investments that it owned. At September 30, 2002 and December 31, 2001, BFC's net investments in these partnerships were $2.6 million and $4.7 million, respectively.

On July 16, 2002, John Abdo borrowed $3.5 million from the Company on a recourse basis and paid off his existing $500,000 loan due to BFC. The $3.5 million loan bears interest at the prime rate plus 1%, requires monthly interest payments, is due on demand and is secured by 1,019,564 shares of BFC Class A Common Stock and 370,750 shares of BFC Class B Common Stock.

     As previously indicated the Company holds approximately 22.6% of the outstanding Bancorp Common Stock. The payment of dividends by Bancorp is subject to declaration by Bancorp's Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of Bancorp and, as discussed below, the ability of BankAtlantic to pay dividends or otherwise advance funds to Bancorp, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. While there is no assurance that Bancorp will pay dividends in the future, Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993 and management of Bancorp has indicated that it will seek to declare regular quarterly cash dividends on the Bancorp Common Stock. Bancorp currently pays a quarterly dividend of $.031 per share on its Class A and Class B Common Stock. Based on its current level of ownership and Bancorp's current dividend rate, BFC currently receives approximately $408,000 per quarter in dividends from Bancorp.

Bancorp's Liquidity and Capital Resources

Bancorp's principal source of liquidity is dividends from BankAtlantic. Bancorp also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. Bancorp's annual debt service at September 30, 2002 associated with its subordinated debentures, Trust Preferred Securities, and financial institution borrowings was $20.6 million. Bancorp's estimated current annual dividends to common shareholders are approximately $7.2 million, of which $5.2 million has been declared and paid during 2002. The declaration and payment of dividends and the ability of Bancorp to meet its debt service obligations will depend upon, among other things, the results of operations, financial condition and cash requirements of Bancorp as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to Bancorp, which payments are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income. During 2001, Bancorp received $22.2 million of dividends from BankAtlantic.

In September 2002, Bancorp participated in two pooled trust preferred securities offerings in which $35 million of trust preferred securities were issued in two separate transactions. The trust preferred securities pay interest quarterly at a floating rate equal to 3 month LIBOR plus 340 basis points. The securities are redeemable after September 2007 and are due September 2032. The net proceeds to Bancorp from the Trust Preferred Securities offerings after underwriting discounts and expenses were approximately $34 million. Bancorp used the proceeds from the trust preferred securities offerings, as well as additional revolving line of credit borrowings, to redeem $43.7 million of its 9.5% trust preferred securities on November 12, 2002, at par plus accrued and unpaid distributions through the redemption date. This redemption resulted in a $1.2 million write-off of deferred offering costs. The funds for the redemption of the trust preferred securities were obtained from the issuance of $35 million of LIBOR based trust preferred securities and additional revolving line of credit borrowings. Annual debt service on the 9.5% trust preferred securities which were redeemed was $4.2 million.

Certain covenants contained in a Levitt Companies loan agreement prohibit it from paying dividends to Bancorp. Ryan Beck has not paid dividends to Bancorp and it is not anticipated that Ryan Beck will pay dividends to the Bancorp during 2002.

Bancorp maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. In April 2002, Bancorp borrowed $29.9 million under this credit facility to fund Levitt Companies' investment in Bluegreen Corporation. In June 2002, Bancorp used a portion of the proceeds from its participation in a pooled trust preferred securities offering to reduce outstanding borrowings under this credit facility to $16 million. As a consequence of the Community acquisition, Bancorp requested and received from the lender under the credit facility certain waivers of financial covenants through December 31, 2002. Bancorp does not believe that it will need additional waivers beyond December 31, 2002. Amounts outstanding accrue interest at the prime rate minus 50 basis points and the facility matures on September 1, 2004.

BankAtlantic's primary sources of funds during the nine-months of 2002 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment, real estate held for sale and REO, capital contributions from BankAtlantic Bancorp and deposit inflows. These funds were primarily utilized to fund operating expenses and deposit outflows, and to fund or purchase loans, FHLB stock, tax certificates, and securities available for sale and to acquire Community. At September 30, 2002, BankAtlantic met all applicable liquidity and regulatory capital requirements.

In October 2002, BankAtlantic issued $22 million of its floating rate subordinated debentures due 2012. The Subordinated Debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable after October 2007 at a redemption price based upon then prevailing market interest rates. The net proceeds will be used by BankAtlantic for general corporate purposes to support asset growth. The Subordinated Debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The debentures currently qualify for inclusion in BankAtlantic's total risk based capital.

BankAtlantic's commitments to originate and purchase loans at September 30, 2002 were $470.7 million and $85.0 million compared to $210.1 million and $20.4 million at September 30, 2001. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $144.6 million at September 30, 2001 and zero at September 30, 2002. At September 30, 2002, loan commitments represented approximately 15.3% of net loans receivable, net.

At the indicated date BankAtlantic's capital amounts and ratios were (dollars in thousands):

                                                       Minimum Ratios
                                                  -------------------------
                                   Actual          Adequately      Well
                             -------------------  Capitalized   Capitalized
                              Amount     Ratio       Ratio         Ratio
                             --------   --------  -----------   -----------
At September 30, 2002:
Total risk-based capital     $395,035      10.83%      8.0%        10.0%
Tier 1 risk-based capital    $349,410       9.58%      4.0%         6.0%
Tangible capital             $349,410       6.85%      1.5%         1.5%
Core capital                 $349,410       6.85%      4.0%         5.0%

At December 31, 2001:
Total risk-based capital     $383,295      12.90%      8.0%        10.0%
Tier 1 risk-based capital    $346,057      11.65%      4.0%         6.0%
Tangible capital             $346,057       8.02%      1.5%         1.5%
Core capital                 $346,057       8.02%      4.0%         5.0%

Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Bancorp's wholly owned subsidiary, Ryan Beck, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At September 30, 2002, Ryan Beck's regulatory net capital was approximately $12.3 million, which exceeded minimum net capital rule requirements by $11.3 million.

Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at September 30, 2002.

Levitt Companies' primary source of funds during the nine months ended September 30, 2002 were proceeds from the sale of real estate inventory, capital contributions and borrowings from BankAtlantic Bancorp and borrowings from financial institutions. These funds were primarily utilized to purchase real estate inventory, repay borrowings and invest in Bluegreen Corporation. In April 2002, Levitt Companies received an $18.6 million capital contribution and borrowed $30 million from Bancorp. Levitt Companies utilized these funds plus $5.1 million of working capital to purchase a 34.3% interest in Bluegreen Corporation's common stock. Levitt Companies' borrowings with financial institutions require Levitt Companies to comply with certain financial covenants during the term of the agreements. At September 30, 2002 Levitt Companies was in compliance with all loan agreement financial covenants.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Bancorp's primary market risk is interest rate risk and Bancorp's secondary market risk is equity price risk. BFC's primary market risk, without consideration of Bancorp, is equity price risk relating to its equity investments.

Interest Rate Risk

The majority of Bancorp assets and liabilities are monetary in nature, subjecting Bancorp to significant interest rate risk which would arise if the relative values of each of Bancorp assets and liabilities changed in conjunction with a general rise or decline in interest rates. Bancorp has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring Bancorp's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at September 30, 2002 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were:

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

The model calculates the net potential gains and losses in net portfolio fair value by:

            (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at September 30, 2002, and
            (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values.
            (iii) The difference between the fair value calculated in (i) and
                  (ii) is the potential gain or loss in net portfolio fair values.

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

Presented below is an analysis of Bancorp's interest rate risk at September 30, 2002 as calculated utilizing Bancorp's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                       Net
                                    Portfolio
                   Changes            Value           Dollar
                    in Rate           Amount          Change
                 -------------     -------------   -------------
                              (dollars in thousands)
                   +200 bp           $  521,652     $    39,853
                   +100 bp           $  523,635     $    41,836
                      0              $  481,799     $         0
                   -100 bp           $  411,516     $  (70,283)
                   -200 bp           $  335,340     $ (146,459)

In preparing the above table, Bancorp makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

      o     loan prepayment rates,
      o     deposit decay rates,
      o market values of certain assets under the representative interest rate scenarios, and
      o     re-pricing of certain deposits and borrowings

It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that Bancorp assets and liabilities would be impacted as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve, could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory or reactive measures which Bancorp may take in the future.

Equity Price Risk

The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of our securities sold, not yet purchased, trading and available for sale securities at September 30, 2002 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                 Available      Securities
  Percent          Trading        for Sale       Sold Not
 Change in        Securities     Securities        Yet            Dollar
 Fair Value       Fair Value     Fair Value     Purchased         Change
------------     ------------   ------------   ------------    ------------
                          (dollars in thousands)
         20%     $    199,418   $     18,751   $    (39,641)   $     29,755
         10%     $    182,800   $     17,189   $    (36,337)   $     14,878
          0%     $    166,182   $     15,626   $    (33,034)   $         --
       (10)%     $    149,564   $     14,063   $    (29,731)   $    (14,878)
       (20)%     $    132,946   $     12,501   $    (26,427)   $    (29,755)

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

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosures controls and procedures are effective to ensure that all material information relating to the Company and the Company's consolidated subsidiaries required to be included in this quarterly report has been made known to them in a timely fashion. No significant changes were made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      In April 2002, Ryan, Beck & Co., a subsidiary of Bancorp, acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal"). Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the transaction date. Ryan Beck has been named in these actions as a "successor" in interest to Gruntal. In some instances the former Gruntal brokers against whom the claims relate are now employed by Ryan Beck and in other instances the brokers are not employed by Ryan Beck. Ryan Beck did not assume any of the liabilities associated with these actions in the Gruntal transaction. While Bancorp does not consider any individual action to be material, an adverse result in a number of these actions in the aggregate could adversely effect Bancorp's and the Company's historical financial statements. In October 2002 Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws.

Item 2 through 5. - Not applicable

Item 6. - Exhibits and Reports on Form 8-K

a) Index to Exhibits

         Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K:

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BFC FINANCIAL CORPORATION


Date: November 13, 2002          By:  /s/  Alan B. Levan
                                    --------------------------------------------
                                      Alan B. Levan, President


Date: November 13, 2002          By:  /s/  Glen R. Gilbert
                                    --------------------------------------------
                                      Glen R. Gilbert, Executive Vice President,
                                          Chief Accounting Officer and
                                          Chief Financial Officer

I, Glen R. Gilbert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BFC Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


By: /s/ Glen R. Gilbert
   ----------------------------------------
         Glen R. Gilbert,
         Chief Financial Officer

I, Alan B. Levan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BFC Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


By: /s/Alan B. Levan
  -------------------------------------
    Alan B. Levan,
    Chief Executive Officer