Form 10-Q/A
period 2002-06-30
BFC FINANCIAL CORP
filed 2003-03-31
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-Q/A

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

                              --------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes |X|  No | |


Indicate the number of shares outstanding for each of the Registrant's classes of common stock, as of the latest practicable date:

      Class A Common Stock of $.01 par value, 6,474,994 shares outstanding. Class B Common Stock of $.01 par value, 2,402,157 shares outstanding.

Restatement - As discussed in Note A in the notes to the condensed consolidated financial statements, BankAtlantic Bancorp, Inc. announced on February 5, 2003, that it had restated its previously reported 2002 second and third quarter financial statements. This restatement also causes the Company to similarly restate its previously reported 2002 second and third quarter. The restatement reflects a change associated with accounting policy used to account for mutual fund assets acquired in connection with the acquisition by Ryan Beck of certain of the assets and the assumption of certain of the liabilities of Gruntal & Co. The Company and BankAtlantic Bancorp, Inc. initially recorded the mutual fund assets based on accounting principles applicable to the Company and BankAtlantic Bancorp, Inc. instead of the specialized industry accounting principles applicable to broker dealers.


                   Index to Consolidated Financial Statements

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Statements of Financial Condition as of June 30, 2002 (as restated) and December 31, 2001 - Unaudited

           Consolidated Statements of Operations for the six and three month periods ended June 30, 2002 (as restated) and 2001 - Unaudited

           Consolidated Statements of Stockholders' Equity and
           Comprehensive Income for the six months ended June 30, 2002 (as restated) and 2001 - Unaudited

           Consolidated Statements of Cash Flows for the six months ended June 30, 2002 (as restated) and 2001 - Unaudited

           Notes to Unaudited Consolidated Financial Statements (as restated)

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

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
           Consolidated Statements of Financial Condition - Unaudited
                       June 30, 2002 and December 31, 2001
                        (In thousands, except share data)


                                                                               2002            2001
                                                                          ------------      ----------
                               ASSETS                                     (As restated)
Cash and due from depository institutions                                 $    154,069      $  124,383
Securities purchased under resell agreements                                       149             156
Investment securities and tax certificates (approximate fair value:
    $461,020 and  $434,470)                                                    453,778         428,718
Loans receivable, net                                                        3,566,452       2,776,624
Securities available for sale, at fair value                                   773,093         859,483
Trading securities, at fair value                                              244,000          68,296
Accrued interest receivable                                                     36,714          33,787
Real estate held for development and sale and joint ventures                   237,297         183,163
Equity method investment                                                        58,205              --
Office properties and equipment, net                                            92,833          61,786
Federal Home Loan Bank stock, at cost which approximates fair value             60,732          56,428
Deferred tax asset, net                                                         16,108              --
Goodwill                                                                        98,633          39,859
Core deposit intangible asset                                                   14,664              --
Other assets                                                                    98,521          32,676
                                                                          ------------      ----------
      Total assets                                                        $  5,905,248      $4,665,359
                                                                          ============      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                  $  2,980,098      $2,276,567
Advances from FHLB                                                           1,218,926       1,106,030
Securities sold under agreements to repurchase                                 491,735         406,070
Federal Funds purchased                                                         80,000          61,000
Subordinated debentures, notes and bonds payable                               209,143         145,484
Guaranteed preferred beneficial interests in Bancorp's Junior
  Subordinated Debentures                                                      155,125          74,750
Deferred tax liability, net                                                         --           3,916
Securities sold not yet purchased                                               68,325          38,431
Due to clearing agent                                                           94,312           9,962
Other liabilities                                                              171,251         120,557
                                                                          ------------      ----------
  Total liabilities                                                          5,468,915       4,242,767
                                                                          ------------      ----------

Minority interest                                                              359,683         348,420

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                    --              --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 6,474,994 in 2002 and 6,461,994 in 2001                    58              58
Class B common stock, of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 2,402,157 in 2002 and 2,366,157 in 2001                    22              21
Additional paid-in capital                                                      24,498          24,206
Retained earnings                                                               50,506          47,195
                                                                          ------------      ----------
  Total stockholders' equity before
    accumulated other comprehensive income                                      75,084          71,480
Accumulated other comprehensive income                                           1,566           2,692
                                                                          ------------      ----------
  Total stockholders' equity                                                    76,650          74,172
                                                                          ------------      ----------

 Total liabilities and stockholders' equity                               $  5,905,248      $4,665,359
                                                                          ============      ==========

     See accompanying notes to unaudited consolidated financial statements

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
                   For the Three and Six Month Periods Ended
                             June 30, 2002 and 2001
                     (In thousands, except per share data)


                                                                      For the Three Months             For the Six Months
                                                                          Ended June 30,                  Ended June 30,
                                                                   ---------------------------    ----------------------------
Interest income:                                                       2002             2001          2002              2001
                                                                   ------------       --------    ------------       ---------
                                                                   (As Restated)                  (As Restated)
Interest and fees on loans and leases                              $     59,382       $ 61,645    $    106,510       $ 125,549
Interest and dividends on securities available for sale                  11,818         13,324          23,903          26,733
Interest and dividends on other investment and trading
  securities                                                             11,578          8,792          20,279          17,828
                                                                   ------------       --------    ------------       ---------
        Total interest income                                            82,778         83,761         150,692         170,110
                                                                   ------------       --------    ------------       ---------
Interest expense:
Interest on deposits                                                     17,106         23,089          32,432          47,533
Interest on advances from FHLB                                           15,676         14,660          30,596          29,361
Interest on securities sold under agreements to repurchase
  and federal funds purchased                                             2,113          7,142           3,497          16,774
Interest on subordinated debentures, notes and
  bonds payable and guaranteed beneficial interests in
  Bancorp's Junior Subordinated Debentures                                6,751          6,897          11,640          13,965
Capitalized interest on real estate developments and
  joint ventures                                                         (1,613)        (1,447)         (2,831)         (3,018)
                                                                   ------------       --------    ------------       ---------
        Total interest expense                                           40,033         50,341          75,334         104,615
                                                                   ------------       --------    ------------       ---------
Net interest income                                                      42,745         33,420          75,358          65,495
Provision for loan losses                                                 6,139          4,040           8,704           6,801
                                                                   ------------       --------    ------------       ---------
Net interest income after provision for loan losses                      36,606         29,380          66,654          58,694
                                                                   ------------       --------    ------------       ---------
Non-interest income:
Investment banking income                                                35,932         10,202          48,980          19,055
Net revenues from sales of real estate and joint
  venture activities                                                     12,466          7,420          24,443          14,687
Income from equity method investment                                      1,741             --           1,741              --
Service charges on deposits                                               5,688          3,890          10,550           7,770
Other service charges and fees                                            3,550          3,811           6,655           7,372
Gains on trading securities and securities available
  for sale                                                                3,083          1,695           6,122           2,051
Impairment of securities                                                (19,740)        (1,570)        (19,740)         (1,791)
Other                                                                     5,248          2,232           7,448           4,874
                                                                   ------------       --------    ------------       ---------
        Total non-interest income                                        47,968         27,680          86,199          54,018
                                                                   ------------       --------    ------------       ---------
Non-interest expense:
Employee compensation and benefits                                       54,746         23,595          82,486          47,730
Occupancy and equipment                                                  11,366          6,974          18,527          13,897
Advertising and promotion                                                 3,680          2,407           5,879           3,919
Amortization of intangible assets                                           454          1,049             454           2,074
Restructuring charges and impairment write-downs                          1,007           (219)          1,007            (219)
Acquisition related charges and impairments                               3,922             --           4,996              --
Other                                                                    19,118         11,613          30,672          21,975
                                                                   ------------       --------    ------------       ---------
        Total non-interest expense                                       94,293         45,419         144,021          89,376
                                                                   ------------       --------    ------------       ---------
(Loss) income before income taxes, minority interest,
  extraordinary item and cumulative effect
  of a change in accounting principle                                    (9,719)        11,641           8,832          23,336
(Benefit) provision for income taxes                                     (2,986)         5,273           4,474          10,782
Minority interest in consolidated subsidiaries                           15,218          4,983          24,857           9,952
                                                                   ------------       --------    ------------       ---------
(Loss) income before extraordinary item and cumulative
  effect of a change in accounting principle                            (21,951)         1,385         (20,499)          2,602
Extraordinary item (less applicable income taxes of $2,711)              23,810             --          23,810
Cumulative effect of a change in accounting principle
  (less applicable income taxes of $683)                                     --             --              --           1,138
                                                                   ------------       --------    ------------       ---------
Net income                                                                1,859          1,385           3,311           3,740
Amortization of goodwill, net of tax and minority interest                   --            215              --             432
                                                                   ------------       --------    ------------       ---------
Net income adjusted to exclude goodwill amortization               $      1,859       $  1,600    $      3,311       $   4,172
                                                                   ============       ========    ============       =========

                                                                    (continued)
     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
                    For the Three and Six Month Periods Ended
                             June 30, 2002 and 2001
                     (In thousands, except per share data)


                                                                         For the Three Months           For the Six Months
                                                                             Ended June 30,                Ended June 30,
                                                                    ----------------------------   ----------------------------
                                                                         2002            2001           2002               2001
                                                                    ------------   -------------   ------------    ------------
                                                                    (As Restated)                  (As Restated)
Basic (loss) earnings per share before extraordinary item
  and cumulative effect of a change in accounting principle         $      (2.74)   $       0.17   $      (2.56)   $       0.33
Basic earnings per share from extraordinary item                            2.97              --           2.97              --
Basic earnings per share from cumulative effect of a change
  in accounting principle                                                     --              --             --            0.14
                                                                    ------------    ------------   ------------    ------------
Basic earnings per share                                            $       0.23    $       0.17   $       0.41    $       0.47
                                                                    ============    ============   ============    ============

                                                                    (As Restated)   (As Restated)  (As Restated)   (As Restated)
Diluted (loss) earnings per share before extraordinary item
  and cumulative effect of a change in accounting principle         $      (2.74)   $       0.12   $      (2.56)   $       0.23
Diluted earnings per share from extraordinary item                          2.97              --           2.97              --
Diluted earnings per share from cumulative effect of a
  change in accounting principle                                                              --                           0.12
                                                                    ------------    ------------   ------------    ------------
Diluted earnings per share                                          $       0.23    $       0.12   $       0.41    $       0.35
                                                                    ============    ============   ============    ============

Basic weighted average number of common shares outstanding                 8,011           7,957          8,008           7,957

Diluted weighted average number of common and common
  equivalent shares outstanding                                            8,011           8,722          8,008           8,613

                   BFC Financial Corporation and Subsidiaries
              Consolidated Statements of Stockholders' Equity and
                        Comprehensive Income - Unaudited
                 For the Six Months Ended June 30, 2001 and 2002
                                 (In thousands)


                                                                                                         Accumulated
                                                                                                            Other
                                            Compre-      Class A   Class B    Additional                   Compre-
                                            hensive      Common     Common     Paid-in      Retained       hensive
                                            income       Stock      Stock      Capital      Earnings        Income        Total
                                          ------------  --------   -------   -----------  ------------  ------------  ------------
                                          (As Restated)                                   (As Restated) (As Restated) (As Restated)

Balance, December 31, 2000                              $     58        21        25,788        41,721         5,027        72,615
 Net income                               $      3,740        --        --            --         3,740            --         3,740
                                          ------------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                          (1,231)
   Accumulated gains associated
    with cash flow hedges                          108
   Reclassification adjustment for
    net gain included in net income                 (2)
                                          ------------
 Other comprehensive loss                       (1,125)
                                          ------------
Comprehensive income                      $      2,615
                                          ============
Net effect of Bancorp capital
 transactions, net of income taxes                            --        --           (48)                         --            --
Net change in accumulated
 other comprehensive income,
 net of income taxes                                          --        --            --            --        (1,125)       (1,125)
                                                        --------   -------   -----------  ------------  ------------  ------------
Balance, June 30, 2001                                  $     58        21        25,740        45,461         3,902        75,182
                                                        ========   =======   ===========  ============  ============  ============

Balance, December 31, 2001                              $     58        21        24,206        47,195         2,692        74,172
 Net income                               $      3,311        --        --            --         3,311            --         3,311
                                          ------------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                            (441)
   Accumulated loss associated
    with cash flow hedges                         (116)
   Reclassification adjustment
    for cash flow hedges                            37
   Reclassification adjustment for
    net gain  included in net income              (606)
                                          ------------
 Other comprehensive loss                       (1,126)
                                          ------------
Comprehensive income                      $      2,185
                                          ============
Net effect of Bancorp capital
 transactions, net of income taxes                            --        --            88            --            --            88
Net change in accumulated
 other comprehensive income,
 net of income taxes                                                    --            --            --        (1,126)       (1,126)
Exercise of stock options                                     --         1           204            --            --           205
                                                        --------   -------   -----------  ------------  ------------  ------------
Balance, June 30, 2002                                  $     58        22        24,498        50,506         1,566        76,650
                                                        ========   =======   ===========  ============  ============  ============

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                 For the Six Months Ended June 30, 2002 and 2001
                                 (In thousands)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                              ---------------------------
                                                                                     2002           2001
                                                                              ------------     ----------
Operating activities:                                                         (As Restated)
(Loss) income before cumulative effect of a change in accounting principle    $    (20,499)    $    2,602
Cumulative effect of a change in accounting principle, net of tax                       --          1,138
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
Provision for credit losses                                                          9,698          7,573
Change in real estate inventory                                                    (39,458)          (819)
Minority interest in income of consolidated subsidiaries                            24,857          9,952
Equity in joint venture earnings                                                    (1,939)        (1,196)
Income from equity method investment                                                (1,741)            --
Net collections (originations) of loans held for sale activity                      14,812        (19,193)
Proceeds from sales of loans classified as held for sale                             2,070         13,002
Gains on securities activities                                                      (6,122)        (2,051)
Impairment of securities                                                            19,740          1,791
Losses (gains) on sales of property and equipment                                      336           (367)
Gains on sales of in-store branches                                                   (384)            --
Property and equipment impairment                                                      205             --
Acquisition related impairment                                                         515             --
Depreciation, amortization and accretion, net                                        2,452          3,546
Amortization of intangible assets                                                      454          2,074
(Increase) decrease  in deferred tax asset, net                                    (14,523)         4,617
Bancorp issuance of subsidiary stock options                                           770             --
Trading activities, net                                                            (23,795)        12,444
(Increase) decrease in accrued interest receivable                                    (107)         6,916
Increase in other assets                                                           (28,399)       (25,467)
Decrease in due to clearing agent                                                  (17,355)            --
Increase in securities sold not yet purchased                                       28,616          1,819
Increase in other liabilities                                                       21,987         13,118
                                                                              ------------     ----------
Net cash  (used in) provided by operating activities                               (27,810)        31,499
                                                                              ------------     ----------
Investing activities:
Proceeds from redemption and maturities of investment
  securities and tax certificates                                                  100,071        129,813
Purchase of investment securities and tax certificates                            (142,246)      (102,085)
Purchases of securities available for sale                                        (212,251)      (238,013)
Proceeds from sales and maturities of securities available for sale                363,345        229,391
Proceeds from sales of FHLB stock                                                    6,509            512
FHLB stock acquired                                                                 (2,750)        (5,000)
Purchases and net (originations) collections of loans and leases                  (204,512)      (123,899)
Proceeds from sales of real estate owned                                             3,002          3,490
Net additions to office property and equipment                                     (16,265)        (5,586)
Increase in equity method investment                                               (53,736)            --
Repayments of and (investment in) joint ventures                                     3,143         (4,464)
Acquisitions, net of cash acquired                                                 (52,783)          (655)
                                                                              ------------     ----------
Net cash used in investing activities                                         $   (208,473)    $ (116,496)
                                                                              ------------     ----------
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

                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                              -------------------------------
                                                                                       2002              2001
                                                                              -------------      ------------
Financing activities:                                                         (As Restated)
Net increase in deposits                                                            87,045            136,020
Reduction in deposits from sale of in-store branches                               (22,241)                --
Repayments of FHLB advances                                                        (99,450)          (275,246)
Proceeds from FHLB advances                                                         75,000            365,000
Net increase (decrease) in securities sold under agreements to repurchase           85,665           (220,788)
Net increase in federal funds purchased                                             19,000             97,300
Repayment of notes and bonds payable                                               (34,047)           (31,622)
Proceeds from notes and bonds payable                                               76,315             28,023
Minority interest capital contributions                                                 --              2,241
Issuance of BFC common stock upon exercise of stock options                            145                 --
Bancorp issuance of common stock                                                       872                405
Issuance of equity method investment common stock                                     (105)                --
Issuance of trust preferred securities                                              80,375                 --
Bancorp common stock dividends paid to non-BFC shareholders                         (2,612)            (1,422)
                                                                              ------------       ------------
Net cash provided by financing activities                                          265,962             99,911
                                                                              ------------       ------------
Increase in cash and cash equivalents                                               29,679             14,914
Cash and cash equivalents at beginning of period                                   124,539             88,609
                                                                              ------------       ------------
Cash and cash equivalents at end of period                                    $    154,218       $    103,523
                                                                              ============       ============


Supplementary disclosure of non-cash investing and
  financing activities
Interest paid                                                                 $     77,390       $    109,725
Income taxes paid                                                                   14,013             10,875
Loans transferred to real estate owned                                              10,822              2,375
Loan net charge-offs                                                                15,349             10,113
Tax certificate net charge-offs                                                      1,178              1,327
Transfer of securities available for sale to equity
  method investment                                                                  2,728                 --
Issuance of notes payable under the Ryan Beck deferred
  compensation plan                                                                  3,675                 --
Increase in equity for the tax effect related to the exercise
  of stock option                                                                       60                 --
Change in stockholders' equity resulting from the change
 in other comprehensive income, net of taxes                                        (1,126)            (1,125)
Change in stockholders' equity from the net effect
 of Bancorp's capital transactions, net of taxes                                        88                (48)
Decrease in minority interest resulting from the distribution of
 its securities investment                                                          (8,229)                --
Issuance of Bancorp Class A Common Stock upon
 conversion of subordinated debentures                                                  25                 --

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Note A.  Restatement

On April 26, 2002 Ryan Beck & Co. ("Ryan Beck") acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in The GMS Group, LLC ("GMS"), a wholly-owned subsidiary of Gruntal ("the Gruntal transaction"). In connection with the Gruntal transaction, Ryan Beck assumed a nonqualified deferred compensation plan and certain mutual fund assets associated with the plan. With the prior concurrence of the Company's independent accountants, the Company and BankAtlantic Bancorp, Inc. accounted for these mutual fund assets based on accounting principles applicable to the Company and BankAtlantic Bancorp, Inc., and accordingly, the assets were accounted for as securities available for sale. The effect of this treatment was that changes in the fair value of the mutual fund assets were recorded in other comprehensive income in the equity section of the Company's statement of financial position. Recently, the Company has determined, with the concurrence of its independent accountants, that the accounting treatment for recording changes in the value of the plan's mutual funds during the second and third quarters was inappropriate and that those assets were required to be treated in accordance with the specialized industry accounting principles applicable to broker dealers, which require including changes in the fair value of the mutual funds as an adjustment to broker/dealer operations income in the Company's consolidated statement of operations.

Based on such treatment, the Company has restated its financial statements as follows:

      Line items Restated on Consolidated Statement of Financial Condition - Unaudited


                                                         As Reported     As Restated
                                                           June 30,        June 30,
                                                            2002            2002
Securities available for sale (at fair value)            $   806,961         773,093
Trading securities (at fair value)                           210,132         244,000
Retained earnings                                             50,680          50,506
Total stockholders' equity before accumulated
  other comprehensive income                                  75,258          75,084
Accumulated other comprehensive income                         1,392           1,566

     Line items Restated on Consolidated Statement of Operations - Unaudited

                                                             For the Three Months
                                                                Ended June 30,
                                                         ---------------------------
                                                             2002            2002
                                                         ---------------------------
                                                         As Reported     As Restated
Investment banking income                                $    37,862          35,932
Total non-interest income                                     49,898          47,968
(Loss) income before income taxes, minority interest,
  extraordinary item and cumulative effect
  of a change in accounting principle                         (7,789)         (9,719)
(Benefit) provision for income taxes                          (2,201)         (2,986)
Minority interest in consolidated subsidiaries                16,189          15,218
(Loss) income before extraordinary item and cumulative
  effect of a change in accounting principle                 (21,777)        (21,951)
Net income                                                     2,033           1,859
Basic (loss) earnings per share before extraordinary
  item and cumulative effect of a change in accounting
  principle                                                    (2.72)          (2.74)
Basic earnings per share                                        0.25            0.23
Diluted (loss) earnings per share before extraordinary
  item and cumulative effect of a change in accounting
  principle                                                    (2.72)          (2.74)
Diluted earnings per share                                      0.25            0.23

     Line items Restated on Consolidated Statement of Operations - Unaudited

                                                             For the Six Months
                                                               Ended June 30,
                                                         ---------------------------
                                                              2002          2002
                                                         ---------------------------
                                                         As Reported     As Restated
Investment banking income                                $    50,910          48,980
Total non-interest income                                     88,129          86,199
(Loss) income before income taxes, minority interest,
  extraordinary item and cumulative effect
  of a change in accounting principle                         10,762           8,832
(Benefit) provision for income taxes                           5,259           4,474
Minority interest in consolidated subsidiaries                25,828          24,857
(Loss) income before extraordinary item and cumulative
  effect of a change in accounting principle                 (20,325)        (20,499)
Net income                                                     3,485           3,311
Basic (loss) earnings per share before extraordinary
  item and cumulative effect of a change in accounting
  principle                                                    (2.54)          (2.56)
Basic earnings per share                                        0.43            0.41
Diluted (loss) earnings per share before extraordinary
  item and cumulative effect of a change in accounting
  principle                                                    (2.54)          (2.56)
Diluted earnings per share                                      0.43            0.41

          Line items Restated on Consolidated Statement of Stockholders' Equity
                          and Comprehensive Income - Unaudited

                                                              For the Six Months
                                                                Ended June 30,
                                                         ---------------------------
                                                             2002            2002
                                                         ---------------------------
                                                         As Reported     As Restated
Net income                                               $     3,485           3,311
Other comprehensive income, net of tax
  Unrealized loss on securities available for sale              (615)           (441)
Net change in accumulated other comprehensive
  income, net of income taxes                                 (1,300)         (1,126)

     Line items Restated on Consolidated Statement of Cash Flows - Unaudited

                                                               For the Six Months
                                                                 Ended June 30,
                                                         ----------------------------
                                                               2002          2002
                                                         ----------------------------
                                                         As Reported      As Restated
Operating activities:
(Loss) income before cumulative effect of a change
  in accounting principle                                $   (20,325)        (20,499)
Minority interest in income of consolidated subsidiaries      25,828          24,857
(Increase) decrease in deferred tax asset, net               (13,738)        (14,523)
Trading activities, net                                      (23,073)        (23,795)
Net cash (used in) provided by operating activities          (25,158)        (27,810)
Investing activities:
Purchases of securities available for sale                  (212,973)       (212,251)
Proceeds from sales and maturities of securities
  available for sale                                         361,415         363,345
Net cash used in investing activities                       (211,125)       (208,473)
Supplemental disclosure of non-cash items
Change  in stockholders' equity resulting from the change
  in other comprehensive income, net of taxes                 (1,300)         (1,126)

SFAS No. 128 requires that the diluted earnings per share computation take into consideration the potential dilution from securities issued by a subsidiary that enable their holders to obtain the subsidiary's common stock. The Company's diluted earnings per share computations have not been taking this dilution into effect. Therefore, it is necessary to restate previously reported diluted earnings per share for 2001 (See Note 14).

                                                            For the        For the
                                                          Three Months    Six Months
                                                             Ended          Ended
                                                            June 30,       June 30,
                                                          ------------    ------------
As previously reported:                                        2001            2001
                                                           -----------     -----------
Diluted earnings per share before cumulative effect
  of a change in accounting principle                      $      0.16     $      0.30
Diluted earnings per share from cumulative effect
  of a change in accounting principle                               --            0.13
                                                           -----------     ------------
Diluted earnings per share                                 $      0.16     $      0.43
                                                           ===========     ===========

As restated:
Diluted earnings per share before cumulative effect
  of a change in accounting principle                      $      0.12     $      0.23
Diluted earnings per share from cumulative effect
  of a change in accounting principle                               --            0.12
                                                           -----------     -----------
Diluted earnings per share                                 $      0.12     $      0.35
                                                           ===========     ===========

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

In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at June 30, 2002 and December 31, 2001, the consolidated results of operations for the six and three months ended June 30, 2002 and 2001, the consolidated stockholders' equity and comprehensive income for the six months ended June 30, 2002 and 2001 and the consolidated cash flows for the six months ended June 30, 2002 and 2001. Such adjustments consisted only of normal recurring items except for the extraordinary item and cumulative effect of a change in accounting principle discussed in Note 4 and Note 10. The accompanying unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and Form 10-Q for the three months ended March 31, 2002.

2.  Investment in Bancorp and Bancorp's Equity Transactions

At June 30, 2002, the Company owned 8,296,891 shares of Bancorp Class A Common Stock and 4,876,124 shares of Bancorp Class B Common Stock representing 22.6% of all outstanding Bancorp Common Stock. At June 30, 2002, the Company's ownership percentage of Bancorp Class A and Class B Common Stock was approximately 15.5% and 100%, respectively. At June 30, 2002, the shares of Bancorp Class A Common Stock and Class B Common Stock owned by the Company represented approximately 55.2% of the voting power of all outstanding shares of Bancorp's Common Stock.

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

                                                    Community            Gruntal                  Total
                                                   -----------         -----------            ------------
                                                                      (As Restated)           (As Restated)
Cash and interest earning deposits                 $   124,977         $       886            $   125,863
Securities available for sale                           79,768                  --                 79,768
Trading securities                                          --             151,909                151,909
Loans receivable, net                                  621,964                  --                621,964
FHLB Stock                                               8,063                  --                  8,063
Investments and advances to joint ventures              16,122                  --                 16,122
Goodwill                                                58,775                  --                 58,775
Core deposit intangible asset                           15,117                  --                 15,117
Other assets                                            45,070              12,597                 57,667
                                                   -----------         -----------            -----------
   Fair value of assets acquired                       969,856             165,392              1,135,248
                                                   -----------         -----------            -----------
Deposits                                               639,111                  --                639,111
FHLB advances                                          138,981                  --                138,981
Other borrowings                                        14,291               3,427                 17,718
Securities sold not yet purchased                           --               1,201                  1,201
Payable to clearing broker                                  --             101,705                101,705
Other liabilities                                        6,674              27,402 (1)             34,076
                                                   -----------         -----------            -----------
   Fair value of liabilities assumed                   799,057             133,735                932,792
Fair value of net assets acquired over cost                 --             (23,810)(2)            (23,810)
                                                   -----------         -----------            -----------
Purchase price                                         170,799               7,847                178,646
Cash acquired                                         (124,977)               (886)              (125,863)
                                                   -----------         -----------            -----------
Purchase price net of cash acquired                $    45,822         $     6,961            $    52,783
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

The following is pro forma information for the three and six months ended June 30, 2002 (as restated) and 2001 and is presented as if the Gruntal and Community transactions had been consummated on January 1, 2002 and 2001, respectively. The pro forma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the transaction been consummated during the period or as of the dates for which the pro forma financial information is presented (in thousands, except for share data).

                                                                                For the Three Months Ended
                                                          --------------------------------------------------------------------
                                                                    June 30, 2002                      June 30, 2001
                                                          --------------------------------------------------------------------
                                                            Historical          Pro Forma        Historical        Pro Forma
                                                          ---------------     --------------    ------------     -------------
                                                           (As Restated)      (As Restated)
Interest income                                               $  82,778         $  84,227         $  83,761        $ 105,246
Interest expense                                                 40,033            44,450            50,341           62,054
Provision for loan losses                                         6,139             6,139             4,040            4,130
                                                              ---------         ---------         ---------        ---------
Net interest income after provision for
  loan losses                                                    36,606            33,638            29,380           39,062
                                                              ---------         ---------         ---------        ---------
(Loss) income before extraordinary item                       $ (21,951)        $ (21,969)        $   1,385        $   1,130
                                                              =========         =========         =========        =========
Basic (loss) earnings per share                               $   (2.74)        $   (2.74)        $    0.17        $    0.14
                                                              =========         =========         =========        =========
Diluted (loss) earnings per share (as restated)               $   (2.74)        $   (2.74)        $    0.12        $    0.09
                                                              =========         =========         =========        =========


                                                                          For the Six Months Ended
                                                          --------------------------------------------------------------------
                                                                    June 30, 2002                      June 30, 2001
                                                          --------------------------------------------------------------------
                                                            Historical          Pro Forma        Historical        Pro Forma
                                                          ---------------     --------------    ------------     -------------
                                                           (As Restated)      (As Restated)
Interest income                                               $ 150,692         $ 169,154         $ 170,110        $ 214,053
Interest expense                                                 75,334            82,644           104,615          128,869
Provision for loan losses                                         8,704            10,748             6,801            6,981
                                                              ---------         ---------         ---------        ---------
Net interest income after provision for
  loan losses                                                    66,654            75,762            58,694           78,203
                                                              ---------         ---------         ---------        ---------
(Loss) income before extraordinary item and cumulative
  effect of a change in accounting principles                 $ (20,499)        $ (20,945)        $   2,602        $   1,531
                                                              =========         =========         =========        =========
Basic (loss) earnings per share before
  extraordinary item and cumulative effect
  of a change in accounting principle                         $   (2.56)        $   (2.61)        $    0.33        $    0.19
                                                              =========         =========         =========        =========
Diluted (loss) earnings per share before
  extraordinary item and cumulative effect
  of a change in accounting principle (as restated)           $   (2.56)        $   (2.61)        $    0.23        $    0.11
                                                              =========         =========         =========        =========

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

6. Trading Securities and Securities Sold Not Yet Purchased

The Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Also included within trading securities are gains and losses resulting from changes in the value of mutual fund assets that were acquired in the Gruntal transaction and are associated with the assumed nonqualified deferred compensation plan.

Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Included in investment banking income during the three and six months ended June 30, 2002, realized net revenues from Ryan Beck's principal transactions of $15.4 million and $22.9 million, respectively, as compared to net revenues of $3.9 million and $8.4 million during the same 2001 periods.

Ryan Beck's trading securities consisted of the following (in thousands):

                                              June 30,       December 31,
                                                2002            2001
                                           -------------     -----------
                                           (As Restated)
          States and municipalities           $133,448        $  7,593
          Corporate debt securities             19,535          20,989
          U.S. Government and agencies          46,306          32,308
          Mutual funds                          33,868              --
          Corporate equities                    10,843           7,406
                                              --------        --------
                                              $244,000        $ 68,296
                                              ========        ========

Ryan Beck's securities sold not yet purchased consisted of the following (in thousands):

                                              June 30,       December 31,
                                                2002            2001
                                              --------       -----------
          States and municipalities           $ 16,367        $     --
          Corporate debt securities             11,728          21,305
          U.S. Government and agencies          33,487          15,244
          Corporate equities                     6,743           1,882
                                              --------        --------
                                              $ 68,325        $ 38,431
                                              ========        ========

7.  Loans Held for Sale

BankAtlantic currently originates CRA residential loans for resale and refers its residential loan customers to an unaffiliated lender. During June 2000, BankAtlantic discontinued its commercial non-mortgage syndication lending activities and transferred the entire portfolio to loans held for sale.

Loans held for sale consisted of the following (in thousands):

                                              June 30,       December 31,
                                                2002            2001
                                              --------       -----------
          Residential                         $  9,241        $  4,757
          Commercial syndication                19,506          40,774
                                              --------        --------
            Total loans held for sale         $ 28,747        $ 45,531
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

Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                June 30,     December 31,
                                                  2002          2001
                                                --------     -----------
          Land and land development costs       $148,802      $114,499
          Construction costs                      23,399        17,949
          Other costs                              9,804         9,985
          Equity investments in joint venture      1,598         7,127
          Loans to joint ventures                 49,162        28,713
          Other                                    4,532         4,890
                                                --------      --------
                                                $237,297      $183,163
                                                ========      ========

The components of net revenues from sales of real estate and joint venture activities were as follows (in thousands):

                                         For the Three Months           For the Six Months
                                            Ended June 30,                 Ended June 30,
                                         ----------------------        ----------------------
                                          2002           2001           2002           2001
                                         -------        -------        -------        -------
Sales of real estate                     $46,864        $33,751        $84,717        $59,648
Cost of sales                             35,438         26,787         62,213         46,157
                                         -------        -------        -------        -------
  Gains on sales of real estate           11,426          6,964         22,504         13,491
Gains on joint venture activities          1,040            456          1,939          1,196
                                         -------        -------        -------        -------
Net revenues from real estate
  and joint venture activities           $12,466        $ 7,420        $24,443        $14,687
                                         =======        =======        =======        =======

9. Comprehensive Income

The components of other comprehensive income relate to the net unrealized gains (losses) on securities available for sale, net of income taxes and the Company's proportionate shares of non-wholly owned subsidiaries other comprehensive income, net of income taxes such as net unrealized gains (losses) on securities available for sale and accumulated gains (losses) associated with cash flow hedges. The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended June 30, 2002 and 2001 was $543,000 and $52,000, respectively. Comprehensive income for the three months ended June 30, 2002 and 2001 was $1.4 million and $2.4 million, respectively.

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

The following table outlines the notional amount and fair value of Bancorp's derivatives outstanding at June 30, 2002 (in thousands):

                                                                            Paying         Receiving
                                         Notional                        Index/Fixed      Index/Fixed      Termination
                                          Amount      Fair Value            Amount           Amount            Date
                                         --------     ----------        ------------     ------------      -----------
Fifteen year callable receive fixed
  swaps                                  $10,000        $  (136)        3 mo. LIBOR         6.15%           11/13/2016
Ten year callable receive fixed swaps     30,000             33         3 mo. LIBOR         6.03%           12/20/2011
Ten year callable receive fixed swaps     20,000            441         3 mo. LIBOR         6.08%            2/14/2012
Seven year callable receive fixed
  swaps                                   13,000            224         3 mo. LIBOR         5.60%            9/19/2009
Five year pay fixed swaps                 25,000         (1,393)               5.73%     3 mo. LIBOR          1/5/2006
Three year pay fixed swaps               $50,000        $(2,242)               5.81%     3 mo. LIBOR        12/28/2003
                                         =======        =======         ===========      ===========        ==========
Forward contract to purchase
  adjustable rate mortgages              $95,324        $   103
                                         =======        ========

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

Restructuring charges at June 30, 2002 included in other liabilities consisted of (in thousands):

                                            Initial      Amount paid     Ending
     Type of restructuring charge           Amount      during period    Balance
     -------------------------------        -------     -------------    -------
     Lease contract termination costs        $664          $(31)          $633
     De-installation costs                     87            --             87
     Other                                     50            --             50
                                             ----          ----           ----
       Total restructuring charge            $801          $(31)          $770
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

The Company evaluates segment performance based on net income after tax. The table below is segment information for income before minority interest, extraordinary item and the cumulative effect of a change in accounting principle for the three months ended June 30, 2002 (as restated) and 2001:

                                                        Bank Operations
                                      ---------------------------------------------------
                                          Bank            Commercial           Community            Levitt                Ryan
(In thousands)                        Investments           Banking             Banking            Companies              Beck
                                      -----------         -----------         -----------         -----------         -----------
2002                                                                                                                  (As Restated)
Interest income                       $    46,354         $    26,906         $     6,514         $       477         $     3,125
Interest expense and overhead             (31,477)            (15,767)             (3,963)               (312)               (313)
Provision for loan losses                      59              (5,933)               (265)                 --                  --
Non-interest income                         3,101                 752               2,538              11,490              39,598
Segment profits and (losses)
  before taxes                             14,107               2,571              (1,092)              5,805              (4,417)
Provision (benefit) for income
  taxes                                     3,753                 684                (290)              2,032              (1,546)
                                      -----------         -----------         -----------         -----------         -----------
Segment net income (loss)             $    10,354         $     1,887         $      (802)        $     3,773         $    (2,871)
                                      ===========         ===========         ===========         ===========         ===========
Segment average assets                $ 2,891,958         $ 1,616,326         $   406,204         $   273,357         $   218,784
                                      ===========         ===========         ===========         ===========         ===========


                                        Bancorp               BFC
                                        Parent              Holding             Segment
(In thousands)                          Company             Company              Total
                                      -----------         -----------         -----------
2002                                                                          (As Restated)
Interest income                       $       454         $        71         $    83,901
Interest expense and overhead              (4,522)             (1,088)            (57,442)
Provision for loan losses                      --                  --              (6,139)
Non-interest income                       (17,845)             (1,325)             38,309
Segment profits and (losses)
  before taxes                            (24,351)             (2,342)             (9,719)
Provision (benefit) for income
  taxes                                    (8,523)                904              (2,986)
                                      -----------         -----------         -----------
Segment net income (loss)             $   (15,828)        $    (3,246)        $    (6,733)
                                      ===========         ===========         ===========
Segment average assets                $    98,436         $    17,497         $ 5,522,562
                                      ===========         ===========         ===========


                                                        Bank Operations
                                      ---------------------------------------------------
                                          Bank            Commercial           Community            Levitt               Ryan
(In thousands)                        Investments           Banking             Banking            Companies             Beck
                                      -----------         -----------         -----------         -----------         -----------
2001
Interest income                       $    46,487         $    30,178         $     7,016         $       344         $       580
Interest expense and overhead             (35,687)            (17,761)             (4,225)                (60)               (206)
Provision for loan losses                      43              (5,404)              1,321                  --                  --
Non-interest income                           589                 868               2,868               8,106              10,338
Segment profits and (losses)
  before taxes                              9,856               6,234               1,837               2,078                (915)
Provision (benefit) for income
  taxes                                     3,621               2,291                 675                 421                (327)
                                      -----------         -----------         -----------         -----------         -----------
Segment net income (loss)             $     6,235         $     3,943         $     1,162         $     1,657         $      (588)
                                      ===========         ===========         ===========         ===========         ===========
Segment average assets                $ 2,654,965         $ 1,360,428         $   323,421         $   166,661         $    76,306
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
                                      ===========         ===========         ===========

The table below is segment information for income before minority interest, extraordinary item and cumulative effect of a change in accounting principle for the six months ended June 30, 2002 (as restated) and 2001:

                                                        Bank Operations
                                     ----------------------------------------------------
                                         Bank              Commercial          Community            Levitt                Ryan
(In thousands)                        Investments           Banking             Banking            Companies              Beck
                                      -----------         -----------         -----------         -----------         -----------
2002                                                                                                                  As Restated)
Interest income                       $    84,072         $    50,837         $    12,010         $       891         $     3,823
Interest expense and overhead             (58,362)            (29,748)             (7,179)               (313)               (641)
Provision for loan losses                    (141)             (8,148)               (415)                 --                  --
Non-interest income                         3,289               1,380               4,727              23,831              53,196
Segment profits and (losses)
  before taxes                             22,343               8,354              (1,363)             12,093              (4,184)
Provision (benefit) for income
  taxes                                     6,631               2,704                (385)              4,233              (1,464)
                                      -----------         -----------         -----------         -----------         -----------
Segment net income (loss)             $    15,712         $     5,650         $      (978)        $     7,860         $    (2,720)
                                      ===========         ===========         ===========         ===========         ===========
Segment average assets                $ 2,615,383         $ 1,565,515         $   371,653         $   168,502         $    66,836
                                      ===========         ===========         ===========         ===========         ===========


                                        Bancorp               BFC
                                         Parent             Holding             Segment
(In thousands)                          Company             Company              Total
                                      -----------         -----------         -----------
2002                                                                          (As Restated)
Interest income                       $       764         $       147         $   152,544
Interest expense and overhead              (7,845)             (2,284)           (106,372)
Provision for loan losses                      --                  --              (8,704)
Non-interest income                       (14,827)               (993)             70,603
Segment profits and (losses)
  before taxes                            (25,281)             (3,130)              8,832
Provision (benefit) for income
  taxes                                    (8,850)              1,605               4,474
                                      -----------         -----------         -----------
Segment net income (loss)             $   (16,431)        $    (4,735)        $     4,358
                                      ===========         ===========         ===========
Segment average assets                $   102,944         $    22,165         $ 4,912,998
                                      ===========         ===========         ===========

                                                       Bank Operations
                                      ---------------------------------------------------
                                         Bank              Commercial          Community            Levitt                Ryan
(In thousands)                        Investments           Banking             Banking            Companies              Beck
                                      -----------         -----------         -----------         -----------         -----------
2001
Interest income                       $    93,106         $    62,153         $    14,613         $       795         $     1,156
Interest expense and overhead             (71,332)            (36,954)             (8,927)               (150)               (309)
Provision for loan losses                    (120)             (9,650)              2,969                  --                  --
Non-interest income                           711               1,595               5,625              14,775              19,471
Segment profits and (losses)
  before taxes                             18,636              14,201               3,277               3,629              (2,753)
Provision (benefit) for income
  taxes                                     6,923               5,287               1,217                 844                (980)
                                      -----------         -----------         -----------         -----------         -----------
Segment net income (loss)             $    11,713         $     8,914         $     2,060         $     2,785         $    (1,773)
                                      ===========         ===========         ===========         ===========         ===========

Segment average assets                $ 2,624,098         $ 1,308,896         $   364,290         $   166,210         $    68,064
                                      ===========         ===========         ===========         ===========         ===========

                                        Bancorp               BFC
                                         Parent             Holding             Segment
(In thousands)                          Company             Company              Total
                                      -----------         -----------         -----------
2001
Interest income                       $         9         $       202         $   172,034
Interest expense and overhead             (10,734)             (1,996)           (130,402)
Provision for loan losses                      --                  --              (6,801)
Non-interest income                         1,080                 862              44,119
Segment profits and (losses)                   --
  before taxes                            (12,722)               (932)             23,336
Provision (benefit) for income
  taxes                                    (4,453)              1,944              10,782
                                      -----------         -----------         -----------
Segment net income (loss)             $    (8,269)        $    (2,876)        $    12,554
                                      ===========         ===========         ===========
Segment average assets                $    97,882         $    43,428         $ 4,672,868
                                      ===========         ===========         ===========

The difference between total segment average assets and consolidated average assets, segment non-interest income and total consolidated non-interest income, segment interest income and total consolidated interest income and segment income (loss) to consolidated income (loss) is as follows (as restated for the three and six month periods ended June 30, 2002):

                                                               For the Three Months                   For the Six Months
                                                                  Ended June 30,                        Ended June 30,
                                                         -------------------------------        ------------------------------
                                                             2002                2001              2002                2001
(In thousands)                                           -----------         -----------        -----------        -----------
Average Assets                                           (As Restated)                          (As Restated)
Average assets for reportable segments                   $ 5,522,562         $ 4,725,779        $ 4,912,998        $ 4,672,868
Average assets in overhead                                   130,176             110,451            265,330            120,707
                                                         -----------         -----------        -----------        -----------
Total average consolidated assets                        $ 5,652,738         $ 4,836,230        $ 5,178,328        $ 4,793,575
                                                         ===========         ===========        ===========        ===========
Non-interest income
Total non-interest income for reportable segments        $    38,309         $    22,738        $    70,603        $    44,119
Items included in interest expense and overhead:
  Transaction fee income                                       5,688               3,890             10,550              7,770
  (Losses) gains on sales of assets                             (319)                 20                 49                367
  Other fees                                                   4,290               1,032              4,997              1,762
                                                         -----------         -----------        -----------        -----------
Total consolidated non-interest income                   $    47,968          $   27,680        $    86,199        $    54,018
                                                         ===========         ===========        ===========        ===========

                                                             For the Three Months                 For the Six Months
                                                                 Ended June 30,                      Ended June 30,
                                                          ---------------------------         ---------------------------
                                                            2002               2001              2002              2001
(In thousands)                                            ---------         ---------         ---------         ---------
Interest income                                          (As Restated)                        (As Restated)
Total interest income for reportable segments             $  83,901         $  84,676         $ 152,544         $ 172,034
Deferred interest income on real estate activities             (504)             (107)             (875)             (282)
Elimination entries                                            (619)             (808)             (977)           (1,642)
                                                          ---------         ---------         ---------         ---------
Total consolidated interest income                        $  82,778         $  83,761         $ 150,692         $ 170,110
                                                          =========         =========         =========         =========

Segment (loss) income
Total segment profits (loss) before taxes for
  reportable segments                                     $  (6,733)        $   6,368         $   4,358         $  12,554
Minority interest in income of consolidated
  subsidiaries                                               15,218             4,983            24,857             9,952
                                                          ---------         ---------         ---------         ---------
Total consolidated (loss) income before
  extraordinary item and cumulative effect of a
  change in accounting principle                          $ (21,951)        $   1,385         $ (20,499)        $   2,602
                                                          =========         =========         =========         =========

14. Earnings Per Share

The Company has two classes of common stock outstanding. The two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and six month periods ended June 30, 2002 and 2001 (as restated).

                                                                  For the Three Months         For the Six Months
                                                                    Ended June 30,               Ended June 30,
                                                               ------------------------       -----------------------
                                                                  2002           2001           2002           2001
  (In thousands, except per share data)                        ---------       --------       --------       --------
Basic earnings per share                                      (As Restated)                   (As Restated)
(Loss) income before extraordinary items and
  cumulative effect of a change in accounting principle         $(21,951)      $  1,385       $(20,499)      $  2,602
Basic weighted average number of common shares outstanding         8,011          7,957          8,008          7,957
                                                                --------       --------       --------       --------
Basic (loss) earnings per share before extraordinary items
  and cumulative effect of a change in accounting
  principle                                                     $  (2.74)      $   0.17       $  (2.56)      $   0.33
                                                                ========       ========       ========       ========

Extraordinary items, net of taxes                               $ 23,810       $     --       $ 23,810       $     --
  Basic weighted average number of common shares
    outstanding                                                    8,011          7,957          8,008          7,957
                                                                --------       --------       --------       --------
  Basic earnings per share from extraordinary items             $   2.97       $     --       $   2.97       $     --
                                                                ========       ========       ========       ========

Cumulative effect of a change in accounting principle,
  net of taxes                                                  $     --       $     --       $     --       $  1,138
Basic weighted average number of common shares
  outstanding                                                      8,011          7,957          8,008          7,957
                                                                --------       --------       --------       --------
 Basic earnings per share from cumulative effect
  of a change in accounting principle                           $     --       $     --       $     --       $   0.14
                                                                ========       ========       ========       ========
 Net income                                                     $  1,859       $  1,385       $  3,311       $  3,740
 Basic weighted average number of common shares
   outstanding                                                     8,011          7,957          8,008          7,957
                                                                --------       --------       --------       --------
Basic earnings per share                                        $   0.23       $   0.17       $   0.41       $   0.47
                                                                ========       ========       ========       ========


Diluted earnings per share                                     (As Restated) (As Restated)  (As Restated)  (As Restated)

  (Loss) income before extraordinary items and
    cumulative effect of a change in accounting principle       $(21,951)      $  1,385       $(20,499)      $  2,602
  Dilution from securities issuable by a subsidiary                   --           (381)            --           (588)
                                                                --------       --------       --------       --------
  (Loss) income available after assumed dilution                $(21,951)      $  1,004       $(20,499)      $  2,014
                                                                --------       --------       --------       --------
  Basic weighted average shares outstanding                        8,011          7,957          8,008          7,957
  Common stock equivalents resulting from stock-based
    compensation                                                      --            765             --            656
                                                                --------       --------       --------       --------
  Diluted weighted average shares outstanding                      8,011          8,722          8,008          8,613
                                                                --------       --------       --------       --------
  Diluted (loss) earnings per share before extraordinary
    items and cumulative effect of a change in accounting
    principle                                                   $  (2.74)      $   0.12       $  (2.56)      $   0.23
                                                                ========       ========       ========       ========

  Extraordinary items, net of taxes                             $ 23,810       $     --       $ 23,810       $     --
  Dilution from securities issuable by a subsidiary                   --             --             --             --
                                                                --------       --------       --------       --------
  Extraordinary items, net of tax after assumed dilution        $ 23,810       $     --       $ 23,810       $     --
                                                                --------       --------       --------       --------
  Diluted weighted average shares outstanding                      8,011          8,722          8,008          8,613
  Diluted earnings per share from extraordinary items           $   2.97       $     --       $   2.97       $     --
                                                                ========       ========       ========       ========

  Cumulative effect of a change in accounting principle,
    net of taxes                                                $     --       $     --       $     --       $  1,138
  Dilution from securities issuable by a subsidiary                   --             --             --           (115)
  Cumulative effect of a change in accounting principle,        --------       --------       --------       --------
    net of taxes after assumed dilution                         $     --       $     --       $     --       $  1,023
                                                                --------       --------       --------       --------
  Diluted weighted average shares outstanding                      8,011          8,722          8,008          8,613
                                                                --------       --------       --------       --------
  Diluted earnings per share from cumulative effect
   of a change in accounting principle                          $     --       $     --       $     --       $   0.12
                                                                ========       ========       ========       ========

  Net income available after assumed dilution                   $  1,859       $  1,004       $  3,311       $  3,037

  Diluted weighted average shares outstanding                      8,011          8,722          8,008          8,613
                                                                --------       --------       --------       --------
Diluted earnings per share                                      $   0.23       $   0.12       $   0.41       $   0.35
                                                                ========       ========       ========       ========


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

Results of Operations

                                                                 For the Three Months                For the Six Months
                                                                    Ended June 30,                      Ended June 30,
                                                            -----------------------------       -----------------------------
                                                                2002              2001              2002               2001
(In thousands)                                              ------------        ---------       ------------        ---------
Income Statement                                            (As Restated)                       (As Restated)
Total interest income                                         $  82,778         $  83,761         $ 150,692         $ 170,110
Total interest expense                                           40,033            50,341            75,334           104,615
                                                              ---------         ---------         ---------         ---------
Net interest income                                              42,745            75,358            33,420            65,495
Provision for loan losses                                         6,139             4,040             8,704             6,801
Gains on sales of securities                                      3,083             1,695             6,122             2,051
Impairment of securities                                        (19,740)           (1,570)          (19,740)           (1,791)
Other non-interest income                                        64,625            27,555            99,817            53,758
Non-interest expense                                             94,293            45,419           144,021            89,376
                                                              ---------         ---------         ---------         ---------
(Loss) income before income taxes, minority interest,
  extraordinary item and cumulative effect of a change
  in accounting principle                                        (9,719)           11,641             8,832            23,336
(Benefit) provision for income taxes                             (2,986)            5,273             4,474            10,782
Minority interest in consolidated subsidiaries                   15,218             4,983            24,857             9,952
                                                              ---------         ---------         ---------         ---------
(Loss) income before extraordinary item and cumulative
  effect of a change in accounting principle                    (21,951)            1,385           (20,499)            2,602
Extraordinary item, net of tax                                   23,810                --            23,810                --
Cumulative effect of a change in accounting
  principle, net of tax                                              --                --                --             1,138
                                                              ---------         ---------         ---------         ---------
Net income                                                    $   1,859         $   1,385         $   3,311         $   3,740
                                                              =========         =========         =========         =========

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

For the Six Months Ended June 30, 2002 Compared to the Same 2001 Period:

Net income, not considering minority interest in consolidated subsidiary, increased by 106% from the prior 2001 period. The increase in earnings primarily resulted from the items discussed above, as well as a non-recurring gain in the 2001 period recognized as a cumulative effect of a change in accounting principle. The Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on January 1, 2001. At the adoption date, Bancorp recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value, resulting in a $1.1 million gain recognized during the first quarter of 2001. This was accounted for as a cumulative effect of a change in accounting principle, net of tax.

Minority interest in consolidated subsidiaries increased for both the 2002 quarter and the 2002 six month period as compared to the 2001 corresponding periods due to an increase in Bancorp's earnings and ownership interest of the minority owners.

Net interest income

                                                   For the Three Months                           For the Six Months
                                                       Ended June 30,                                Ended June 30,
                                            ------------------------------------          -------------------------------------
                                              2002           2001       Change               2002          2001        Change
(In thousands)                              ---------     ---------    ---------          ---------     ---------     ---------
Interest and fees on loans and leases       $  59,382     $  61,645    $  (2,263)         $ 106,510     $ 125,549     $ (19,039)
Interest on securities available for
  sale                                         11,818        13,324       (1,506)            23,903        26,733        (2,830)
Interest and dividends on other
  investment and trading securities            11,578         8,792        2,786             20,279        17,828         2,451
Interest on deposits                          (17,106)      (23,089)       5,983            (32,432)      (47,533)       15,101
Interest on advances from FHLB                (15,676)      (14,660)      (1,016)           (30,596)      (29,361)       (1,235)
Interest on securities sold under
  agreements to repurchase                     (2,113)       (7,142)       5,029             (3,497)      (16,774)       13,277
Interest on subordinated debentures,
  notes and bonds payable and
  guaranteed preferred interests in
  Bancorp's Junior Subordinated Debentures     (6,751)       (6,897)         146            (11,640)      (13,965)        2,325
Capitalized interest on real estate
  developments and joint ventures               1,613         1,447          166              2,831         3,018          (187)
                                            ---------     ---------    ---------          ---------     ---------     ---------
Net interest income                         $  42,745     $  33,420    $   9,325          $  75,358     $  65,495     $   9,863
                                            =========     =========    =========          =========     =========     =========
Net interest margin                              3.32%         3.03%        0.29%              3.14%         2.97%         0.17%
                                            =========     =========    =========          =========     =========     =========

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

The increased interest income from trading securities resulted from the Gruntal transaction. Trading securities interest income increased from $580,000 during the 2001 period to $3.1 million during the same 2002 period. Trading securities balances increased from $31.1 million at June 30, 2001 to $244.0 million at June 30, 2002.

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

Provision for Loan Losses

                                                  For the Three Months                For the Six Months
                                                      Ended June 30,                     Ended June 30,
                                                 -------------------------         -------------------------
                                                   2002             2001             2002             2001
       (In thousands)                            --------         --------         --------         --------
       Balance, beginning of period              $ 49,999         $ 48,200         $ 45,657         $ 48,072
       Charge-offs:
         Syndication loans                             --               --           (8,000)              --
         Commercial real estate loans              (4,309)              --           (4,309)              --
         Small business - real estate                  --               --               --              (12)
         Small business - non-mortgage             (1,261)            (840)          (2,192)          (2,184)
         Lease financing                           (1,972)          (3,397)          (4,184)          (5,382)
         Consumer loans - indirect                   (299)            (669)            (737)          (1,692)
         Consumer loans - direct                     (237)            (314)            (649)            (691)
         Residential real estate loans                 (3)              --             (142)            (152)
                                                 --------         --------         --------         --------
                                                   (8,081)          (5,220)         (20,213)         (10,113)
                                                 --------         --------         --------         --------

       Recoveries:
         Syndication loans                             --               --              683               --
         Small business - non-mortgage                698              637            1,089            1,478
         Lease financing                              963              705            1,898              989
         Commercial business loans                     19               18               37              229
         Commercial real estate loans                   3                7               17                7
         Residential real estate loans                 60               91               63              156
         Consumer loans - indirect                    382              480              843            1,248
         Consumer loans - direct                      116              132              233              223
                                                 --------         --------         --------         --------
                                                    2,241            2,070            4,863            4,330
                                                 --------         --------         --------         --------

       Net charge-offs                             (5,840)          (3,150)         (15,350)          (5,783)
       Allowance for loan losses acquired            (639)              --           10,648               --
       Provision for loan losses                    6,139            4,040            8,704            6,801
                                                 --------         --------         --------         --------
       Balance, end of period                    $ 49,659         $ 49,090         $ 49,659         $ 49,090
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

At the indicated dates, Bancorp's non-performing assets and potential problem loans were (in thousands):

                                              June 30,        December 31,
                                                2002             2001
                                              --------        -----------
NONPERFORMING ASSETS
Non-accrual:
Tax certificates                              $  1,431         $  1,727
Loans and leases                                39,497           37,255
                                              --------         --------
  Total non-accrual                             40,928           38,982
                                              --------         --------
Repossessed assets:
Real estate owned, net of allowance             11,603            3,904
Vehicles and equipment                              --               17
                                              --------         --------
  Total repossessed assets                      11,603            3,921
                                              --------         --------
   Total non-performing assets                  52,531           42,903
    Specific valuation allowances               (4,890)          (9,936)
                                              --------         --------
Total non-performing assets, net              $ 47,641         $ 32,967
                                              ========         ========

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more              12               --
Restructured loans                                 698              743
Delinquent residential loans purchased           1,562            1,705
                                              --------         --------
TOTAL POTENTIAL PROBLEM LOANS                 $  2,272         $  2,448
                                              ========         ========

Non-performing assets represented 1.38% of total loans, tax certificates and repossessed assets at June 30, 2002. This compares to 1.45% at December 31, 2001. The reduction in the percentage of non-performing assets to loans, tax certificates and repossessed assets during the six month period reflects a significant increase in total loans and tax certificate balances at June 30, 2002 compared to December 31, 2001. The increase in non-performing assets was primarily attributable to the $17 million commercial real estate loan and the $2.1 million lease referred to above, and secondarily to $3.1 million of non-performing loans acquired in connection with the Community acquisition. The above increases in non-accrual loans were partially offset by an $8.0 million charge-off on a syndication loan described above. At June 30, 2002, included in real estate owned was repossessed property associated with the residential construction loan discussed above. The property was transferred to REO at $8.0 million, its estimated fair value less anticipated cost to sell.

Non-Interest Income

                                                    For the Three Months                           For the Six Months
                                                       Ended June 30,                                 Ended June 30,
                                        -------------------------------------------     ------------------------------------------
                                             2002         2001            Change           2002            2001          Change
                                        -------------   ------------   ------------     ------------     --------     ------------
(In thousands)                          (As Restated)                  (As Restated)    (As Restated)                 (As Restated)
Banking Operations:
Other service charges and fees            $  3,550      $  3,811         $   (261)        $  6,655       $  7,372      $   (717)
Service charges on deposits                  5,688         3,890            1,798           10,550          7,770         2,780
Gains on securities available for sale       3,083         1,695            1,388            6,122          2,051         4,071
Impairment of securities                   (18,157)         (474)         (17,683)         (18,157)          (695)      (17,462)
Income from equity method investment           219            --              219              219             --           219
Other                                          973         1,128             (155)           2,338          2,437           (99)
                                          --------      --------         --------         --------       --------      --------
    Non-interest income                     (4,644)       10,050          (14,694)           7,727         18,935       (11,208)
                                          --------      --------         --------         --------       --------      --------

Levitt Companies Operations:
Net revenues from sales of real estate      12,466         7,398            5,068           24,443         13,341        11,102
Income from equity method investment         1,522            --            1,522            1,522             --         1,522
Other                                          351           681             (330)             715          1,407          (692)
                                          --------      --------         --------         --------       --------      --------
    Non-interest income                     14,339         8,079            6,260           26,680         14,748        11,932
                                          --------      --------         --------         --------       --------      --------

Ryan Beck Operations:
Principal transactions                      15,369         3,935           11,434           22,876          8,405        14,471
Investment banking                           4,097         3,078            1,019            6,606          4,038         2,568
Commissions                                 16,466         3,189           13,277           19,498          6,612        12,886
Other                                        3,666           138            3,528            3,806            418         3,388
                                          --------      --------         --------         --------       --------      --------
    Non-interest income                     39,598        10,340           29,258           52,786         19,473        33,313
                                          --------      --------         --------         --------       --------      --------

BFC Holding Company Operations:
Net revenues from sales of real estate          --            22              (22)              --          1,346        (1,346)
Impairment of securities                    (1,583)       (1,096)            (487)          (1,583)        (1,096)         (487)
Other                                          258           285              (27)             589            612           (23)
                                          --------      --------         --------         --------       --------      --------
    Non-interest income                     (1,325)         (789)            (536)            (994)           862        (1,856)
                                          --------      --------         --------         --------       --------      --------
Total non-interest income                 $ 47,968      $ 27,680         $ 20,288         $ 86,199       $ 54,018      $ 32,181
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

Non-Interest Income - Ryan Beck Operations

During the second quarter of 2002 compared to the same 2001 period revenues increased by 283%. The increase was primarily the result of increased agency commissions and principal transaction revenues. The increase resulted from the additional investment consultants and trading personnel hired in connection with the Gruntal transaction.

During the six months ended June 30, 2002 compared to the same 2001 period revenues increased by 171%. Principal transactions and commission revenues increased by 172% and 195%, respectively, from the corresponding 2001 period. The substantial increase in revenues was attributed to the additional investment consultants and trading personnel hired in connection with the Gruntal transaction.

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

Non-Interest Expenses

                                                     For the Three Months                          For the Six Months
                                                        Ended June 30,                                Ended June 30,
                                             -------------------------------------         -------------------------------------
                                               2002          2001          Change            2002          2001          Change
                                             --------      --------       --------         --------      --------       --------
(In thousands)
Banking Operations:
Employee compensation and benefits           $ 17,167      $ 12,562       $  4,605         $ 31,327      $ 25,749       $  5,578
Occupancy and equipment                         7,555         6,172          1,383           13,876        12,191          1,685
Advertising and promotion                       2,034           970          1,064            3,036         1,557          1,479
Amortization of cost over fair value of
  net assets, acquired                            454           711           (257)             454         1,419           (965)
Restructuring charges and impairment
  write-downs                                   1,007          (219)         1,226            1,007          (219)         1,226
Acquisition related charges and impairments       731            --            731            1,805            --          1,805
Other                                           7,450         6,447          1,003           13,274        11,702          1,572
                                             --------      --------       --------         --------      --------       --------
  Non-interest expense                         36,398        26,643          9,755           64,779        52,399         12,380
                                             --------      --------       --------         --------      --------       --------

Levitt Companies Operations:
Employee compensation and benefits              3,538         2,133          1,405            6,158         4,269          1,889
Advertising and promotion                         818           779             39            1,566         1,579            (13)
Selling, general and administrative             3,383         2,951            432            6,194         5,325            869
                                             --------      --------       --------         --------      --------       --------
  Non-interest expense                          7,739         5,863          1,876           13,918        11,173          2,745
                                             --------      --------       --------         --------      --------       --------

Ryan Beck Operations:
Employee compensation and benefits             33,510         8,457         25,053           43,743        16,733         27,010
Occupancy and equipment                         3,793           781          3,012            4,616         1,645          2,971
Advertising and promotion                         828           658            170            1,277           783            494
Amortization of cost over fair value of
  net assets, acquired                             --           338           (338)              --           655           (655)
Acquisition related charges and impairments     3,191            --          3,191            3,191            --          3,191
Other                                           8,024         2,085          5,939           10,773         4,630          6,143
                                             --------      --------       --------         --------      --------       --------
  Non-interest expense                         49,346        12,319         37,027           63,600        24,446         39,154
                                             --------      --------       --------         --------      --------       --------

BFC Holding Company Operations:
Employee compensation and benefits                531           443             88            1,258           979            279
Occupancy and equipment                            18            21             (3)              35            61            (26)
Other                                             261           130            131              431           318            113
                                             --------      --------       --------         --------      --------       --------
  Non-interest expense                            810           594            216            1,724         1,358            366
                                             --------      --------       --------         --------      --------       --------
Total non-interest expenses                  $ 94,293      $ 45,419       $ 48,874         $144,021      $ 89,376       $ 54,645
                                             ========      ========       ========         ========      ========       ========

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

Segment Reporting

The table below provides segment information for income before minority interest in income of consolidated subsidiaries, extraordinary item and cumulative effect of a change in accounting principle for the three and six-month periods ended June 30, 2002 and 2001:

                                  For the Three Months               For the Six Months
                                     Ended June 30,                    Ended June 30,
(In thousands)                 --------------------------       ---------------------------
Segment net income                2002             2001             2002             2001
                               ------------      --------       ------------       --------
                              (As Restated)                     (As Restated)
Bank Investments                $ 10,354         $  6,235         $ 15,712         $ 11,713
Commercial Banking                 1,887            3,943            5,650            8,914
Community Banking                   (802)           1,162             (978)           2,060
Levitt Companies                   3,773            1,657            7,860            2,785
Ryan Beck                         (2,871)            (588)          (2,720)          (1,773)
Bancorp Parent Company           (15,828)          (3,804)         (16,431)          (8,269)
BFC Holding Company               (3,246)          (2,237)          (4,735)          (2,876)
                                --------         --------         --------         --------
  Segment net income (loss)     $ (6,733)        $  6,368         $  4,358         $ 12,554
                                ========         ========         ========         ========

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

Ryan Beck

Segment net income declined from a net loss of $588,000 during the second quarter of 2001 to a segment net loss of $2.9 million during the same 2002 period. During the most recent quarter, Ryan Beck incurred approximately $4.0 million in transaction related expenses associated with the Gruntal transaction. Excluding these non-recurring expenses, segment net loss would have been approximately $0.4 million. The substantial increase revenues and expenses resulted from a higher volume of business associated with the addition of approximately 500 former Gruntal investment consultants and approximately $14.4 billion in customers' portfolio assets.

Segment net income decreased from a net loss of $1.8 million during the first six months of 2001 to a segment net loss of $2.7 million during the same 2002 period. Excluding the non-recurring expenses, segment net loss in 2002 would have been $0.1 million for the six month period ended June 30, 2002.

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

The model calculates the net potential gains and losses in net portfolio fair value by:

            (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at June 30, 2002,

            (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values and

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

                                     Net
                                  Portfolio
               Changes              Value              Dollar
               in Rate             Amount              Change
              ---------         ------------        -------------
                           (Dollars in thousands)
              +200 bp           $     552,772       $    (14,725)
              +100 bp           $     580,347       $     12,850
                 0              $     567,497       $          0
              -100 bp           $     527,990       $    (39,507)
              -200 bp           $     464,576       $   (102,921)

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

                                     Available     Securities
   Percent            Trading         for Sale      Sold Not
  Change in          Securities      Securities       Yet           Dollar
 Fair Value          Fair Value      Fair Value    Purchased        Change
 ----------          ----------      -----------   ----------     ----------
                            (Dollars in thousands)
                   (As Restated)                                (As Restated)
     20%             $292,800          $8,544        $81,990      $ 63,889
     10%             $268,400          $7,832        $75,158      $ 31,945
      0%             $244,000          $7,120        $68,325      $     --
    (10)%            $219,599          $6,408        $61,493      $(31,945)
    (20)%            $195,200          $5,696        $54,660      $(63,889)

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

At the indicated date BankAtlantic's capital amounts and ratios were (dollars in thousands):

                                                            Minimum Ratios
                                                     ---------------------------
                                   Actual             Adequately       Well
                            ---------------------    Capitalized    Capitalized
                             Amount       Ratio         Ratio          Ratio
                            ----------   --------    -------------  ------------
At June 30, 2002:
Total risk-based capital      $387,513     10.55%       8.0%          10.0%
Tier 1 risk-based capital     $341,552      9.30%       4.0%           6.0%
Tangible capital              $341,552      6.55%       1.5%           1.5%
Core capital                  $341,552      6.55%       4.0%           5.0%

At December 31, 2001:
Total risk-based capital      $383,295     12.90%       8.0%          10.0%
Tier 1 risk-based capital     $346,057     11.65%       4.0%           6.0%
Tangible capital              $346,057      8.02%       1.5%           1.5%
Core capital                  $346,057      8.02%       4.0%           5.0%

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

                           PART II - OTHER INFORMATION

Item 1 through 3. - Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 22, 2002. At that meeting, shareholders adopted an Amendment to the Company's Articles of Incorporation. The adoption required the majority vote of the Class A shares voted on the Amendment and a majority vote of the Class B shares outstanding. The vote on the Amendment was:

         Shares voted were as follows:

                           Class A                   Class B
                           -------                   -------

           For             4,404,131                1,618,732
           Against            18,979                    5,996
           Abstain             1,362                    1,943
           No vote             n/a                    634,851

Also at that meeting, the holders of the Class B Common Stock elected the following Directors for the terms indicated:

           Director           Term            For       Withheld
           ---------          -----          ----       --------
           Earl Pertnoy      One Year       2,239,938      21,081
           John E. Abdo      Three Years    2,239,938      21,081


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


                                  BFC FINANCIAL CORPORATION



Date: March 26, 2003              By: /s/  Alan B. Levan
                                      ------------------------------------------
                                      Alan B. Levan, President



Date: March 26, 2003              By:  /s/  Glen R. Gilbert
                                       -----------------------------------------
                                       Glen R. Gilbert, Executive Vice President
                                           Chief Accounting Officer and
                                            Chief Financial Officer