Form 10-Q/A
period 2002-09-30
BFC FINANCIAL CORP
filed 2003-03-31
CIK 315858

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

Restatement - As discussed in Note A in the notes to the condensed consolidated financial statements, BankAtlantic Bancorp, Inc. announced on February 5, 2003, that it had restated its previously reported 2002 second and third quarter financial statements. This restatement also causes the Company to similarly restate its previously reported 2002 second and third quarters. The restatement reflects a change associated with accounting policy used to account for mutual fund assets acquired in connection with the acquisition by Ryan Beck of certain of the assets and the assumption of certain of the liabilities of Gruntal & Co. The Company and BankAtlantic Bancorp, Inc. initially recorded the mutual fund assets based on accounting principles applicable to the Company and BankAtlantic Bancorp, Inc. instead of the specialized industry accounting principles applicable to broker dealers.

                   Index to Consolidated Financial Statements

PART  I. FINANCIAL INFORMATION

Item  1. Financial Statements:

         Consolidated Statements of Financial Condition as of September 30, 2002 (as restated) and December 31, 2001 - Unaudited

         Consolidated Statements of Operations for the nine and three month periods ended September 30, 2002 (as restated) and 2001 - Unaudited

         Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 2002 (as restated) and 2001 - Unaudited

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 (as restated) and 2001 - Unaudited

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

Item  6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                   BFC Financial Corporation and Subsidiaries
           Consolidated Statements of Financial Condition - Unaudited
                    September 30, 2002 and December 31, 2001
                        (In thousands, except share data)

                                                                          2002               2001
                                                                     --------------     --------------
                              ASSETS                                 (As Restated)
Cash and due from depository institutions                               $  169,433          $  124,383
Securities purchased under resell agreements                                   147                 156
Investment securities and tax certificates (approximate fair value:
    $418,047 and  $434,470)                                                411,488             428,718
Loans receivable, net                                                    3,632,680           2,776,624
Securities available for sale, at fair value                               644,849             859,483
Trading securities, at fair value                                          178,774              68,296
Accrued interest receivable                                                 36,645              33,787
Real estate held for development and sale and joint ventures               255,940             183,163
Equity method investment                                                    59,995                  --
Office properties and equipment, net                                        91,896              61,786
Federal Home Loan Bank stock, at cost which approximates fair value         65,224              56,428
Deferred tax asset, net                                                     12,281                  --
Goodwill                                                                    79,005              39,859
Core deposit intangible asset                                               14,210                  --
Other assets                                                                67,901              32,676
                                                                        ----------          ----------
      Total assets                                                      $5,720,468          $4,665,359
                                                                        ==========          ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                $2,974,874          $2,276,567
Advances from FHLB                                                       1,307,739           1,106,030
Securities sold under agreements to repurchase                             286,663             406,070
Federal Funds purchased                                                     45,000              61,000
Subordinated debentures, notes and bonds payable                           212,518             145,484
Guaranteed preferred beneficial interests in Bancorp's Junior
  Subordinated Debentures                                                  190,125              74,750
Deferred tax liability, net                                                     --               3,916
Securities sold not yet purchased                                           33,034              38,431
Due to clearing agent                                                       81,774               9,962
Other liabilities                                                          156,332             120,557
                                                                        ----------          ----------
  Total liabilities                                                      5,288,059           4,242,767
                                                                        ----------          ----------

Minority interest                                                          356,759             348,420

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                --                  --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 6,474,994 in 2002 and 6,461,994  in 2001               58                  58
Class B common stock, of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 2,362,157 in 2002 and 2,366,157 in 2001                21                  21
Additional paid-in capital                                                  24,084              24,206
Retained earnings                                                           50,162              47,195
                                                                        ----------          ----------
  Total stockholders' equity before
    accumulated other comprehensive income                                  74,325              71,480
Accumulated other comprehensive income                                       1,325               2,692
                                                                        ----------          ----------
  Total stockholders' equity                                                75,650              74,172
                                                                        ----------          ----------
 Total liabilities and stockholders' equity                             $5,720,468          $4,665,359
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
                      (In thousands, except per share data)

                                                                                     For the Three Months      For the Nine Months
                                                                                     Ended September 30,       Ended September 30,
                                                                                     --------------------    ----------------------
                                                                                       2002        2001         2002         2001
                                                                                     --------    --------    ---------    ---------
                                                                                  (As Restated)            (As Restated)
Interest income:
Interest and fees on loans and leases                                                $ 60,061    $ 60,441    $ 166,571    $ 185,990
Interest and dividends on securities available for sale                                10,332      13,150       34,236       39,883
Interest and dividends on other investment and trading
        securities                                                                     13,214       9,595       33,840       27,423
                                                                                     --------    --------    ---------    ---------
        Total interest income                                                          83,607      83,186      234,647      253,296
                                                                                     --------    --------    ---------    ---------
Interest expense:
Interest on deposits                                                                   16,089      21,410       48,521       68,943
Interest on advances from FHLB                                                         15,856      15,476       46,452       44,837
Interest on securities sold under agreements to repurchase
  and federal funds purchased                                                           2,305       4,618        5,802       21,392
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in Bancorp's Junior
  Subordinated Debentures                                                               7,601       5,751       19,622       19,717
Capitalized interest on real estate developments and joint
        ventures                                                                       (1,688)     (1,426)      (4,519)      (4,444)
                                                                                     --------    --------    ---------    ---------
        Total interest expense                                                         40,163      45,829      115,878      150,445
                                                                                     --------    --------    ---------    ---------
Net interest income                                                                    43,444      37,357      118,769      102,851
Provision for loan losses                                                               2,082       7,258       10,786       14,059
                                                                                     --------    --------    ---------    ---------
Net interest income after provision for loan losses                                    41,362      30,099      107,983       88,792
                                                                                     --------    --------    ---------    ---------
Non-interest income:
Investment banking income                                                              50,196      10,944      101,435       29,999
Net revenues from sales of real estate and joint venture
        activities                                                                      8,852      11,241       33,295       25,991
Income from equity method investment                                                    1,427          --        3,168           --
Service charges on deposits                                                             6,684       3,820       17,234       11,590
Other service charges and fees                                                          3,591       3,903       10,246       11,275
Gains on trading securities and securities available for sale                           2,483       2,241        8,605        4,292
Impairment of securities                                                                 (302)     (2,005)     (20,042)      (3,796)
Other                                                                                   2,992       2,319        8,215        7,132
                                                                                     --------    --------    ---------    ---------
        Total non-interest income                                                      75,923      32,463      162,156       86,483
                                                                                     --------    --------    ---------    ---------
Non-interest expense:
Employee compensation and benefits                                                     60,489      23,357      142,939       71,088
Occupancy and equipment                                                                11,100       7,271       28,554       21,168
Advertising and promotion                                                               3,645       1,943        9,619        5,862
Amortization of intangible assets                                                         453       1,041          907        3,115
Writedown of real estate owned                                                          1,400         126        1,464          298
Impairment of cost over fair value of net assets acquired                                  --       6,624           --        6,624
Restructuring charges and impairment writedowns                                            --         331        1,007          331
Acquisition related charges and impairments                                               (71)         --        4,925           --
Other                                                                                  20,248      12,286       51,871       33,870
                                                                                     --------    --------    ---------    ---------
        Total non-interest expense                                                     97,264      52,979      241,286      142,356
                                                                                     --------    --------    ---------    ---------
Income before income taxes, minority interest,
  extraordinary item and cumulative effect
  of a change in accounting principle                                                  20,021       9,583       28,853       32,919
Provision for income taxes                                                              7,019       7,332       10,171       18,114
Minority interest in consolidated subsidiaries                                         11,181       1,618       24,357       11,570
                                                                                     --------    --------    ---------    ---------
Income (loss) before extraordinary item and cumulative
  effect of a change in accounting principle                                            1,821         633       (5,675)       3,235
Extraordinary item (less applicable income taxes of
        $0 and $2,771)                                                                    (61)         --       23,749           --
Cumulative effect of a change in accounting principle
  (less applicable income tax (benefit) and expense
  of ($1,246) and $683)                                                                    --          --      (15,107)       1,138
                                                                                     --------    --------    ---------    ---------
Net income                                                                              1,760         633        2,967        4,373
Amortization of goodwill, net of tax and minority interest                                 --         158           --          468
                                                                                     --------    --------    ---------    ---------
Net income adjusted to exclude goodwill amortization                                 $  1,760    $    791    $   2,967    $   4,841
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
                     (In thousands, except per share data)

                                                                        For the Three Months    For the Nine Months
                                                                        Ended September 30,     Ended September 30,
                                                                       ---------------------  ---------------------
                                                                          2002        2001       2002        2001
                                                                       ---------   ---------  ---------   ---------
                                                                     (As Restated)          (As Restated)
Basic earnings (loss) per share before extraordinary item
  and cumulative effect of a change in accounting principle            $    0.23   $    0.08  $   (0.71)  $    0.41
Basic (loss) earnings per share from extraordinary item                    (0.01)         --       2.97          --
Basic (loss) earnings per share from cumulative effect of a
  change in accounting principle                                              --          --      (1.89)       0.14
                                                                       ---------   ---------  ---------   ---------
Basic earnings per share                                               $    0.22   $    0.08  $    0.37   $    0.55
                                                                       =========   =========  =========   =========


                                                                    (As Restated)(As Restated)(As Restated)(As Restated)
Diluted earnings (loss) per share before extraordinary item
  and cumulative effect of a change in accounting principle            $    0.19   $    0.04  $   (0.72)  $    0.27
Diluted (loss) earnings per share from extraordinary item                  (0.01)         --       2.90          --
Diluted (loss) earnings per share from cumulative effect of a
  change in accounting principle                                              --          --      (1.85)       0.12
                                                                       ---------   ---------  ---------   ---------
Diluted earnings per share                                             $    0.18   $    0.04  $    0.33   $    0.39
                                                                       =========   =========  =========   =========
Basic weighted average number of common shares outstanding                 7,988       7,957      8,001       7,957
Diluted weighted average number of common and common
  equivalent shares outstanding                                            8,837       8,938      8,001       8,740

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                    Consolidated Statements of Stockholders'
                  Equity and Comprehensive Income - Unaudited
              For the Nine Months Ended September 30, 2001 and 2002
                                 (In thousands)

                                                                                                        Accumulated
                                                                                                          Other
                                        Compre-        Class A     Class B  Additional                    Compre-
                                        hensive         Common     Common    Paid-in        Retained      hensive
                                        income          Stock      Stock     Capital        Earnings      Income         Total
                                        -------         ------     ------    --------       ---------     -------        -----
                                      (As Restated)                                      (As Restated) (As Restated) (As Restated)
Balance, December 31, 2000                              $    58       21     25,788         41,721        5,027          72,615
 Net income                           $     4,373           ---       --         --          4,373           --           4,373
                                      -----------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                     (1,232)
    Accumulated loss associated
      with cash flow hedges                  (272)
    Reclassification adjustment for
      net gain included in net income        (538)
                                      -----------
 Other comprehensive loss                  (2,042)
                                      -----------
Comprehensive income                  $     2,331
                                      ===========
Net effect of Bancorp capital
 transactions, net of income taxes                           --       --     (2,125)            --           --          (2,125)
Net change in accumulated
 other comprehensive income,
 net of income taxes                                         --       --         --             --       (2,042)         (2,042)
                                                        -------       --     ------         ------        -----          ------
Balance, September 30, 2001                             $    58       21     23,663         46,094        2,985          72,821
                                                        =======       ==     ======         ======        =====          ======
Balance, December 31, 2001                              $    58       21     24,206         47,195        2,692          74,172
 Net income                           $     2,967            --       --         --          2,967           --           2,967
                                      -----------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                       (383)
   Accumulated loss associated
     with cash flow hedges                   (264)
    Reclassification adjustment
      for cash flow hedges                     55
    Reclassification adjustment for
      net gain included in net income        (775)
                                      -----------
 Other comprehensive loss                  (1,367)
                                      -----------
Comprehensive income (As Restated)    $     1,600
                                      -----------
Net effect of Bancorp capital
 transactions, net of income taxes                           --       --         (8)            --           --              (8)
Net change in accumulated
 other comprehensive income,
 net of income taxes                                         --       --         --             --       (1,367)         (1,367)
Retirement of Class B Common Stock                                    (1)      (318)            --           --            (319)
Exercise of stock options                                    --        1        204             --           --             205
                                                        -------       --     ------         ------        -----          ------
Balance, September 30, 2002                             $    58       21     24,084         50,162        1,325          75,650
                                                        =======       ==     ======         ======        =====          ======

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
              For the Nine Months Ended September 30, 2002 and 2001
                                 (In thousands)


                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                           --------------------------------------
                                                                                 2002                 2001
                                                                           -----------------    -----------------
Operating activities:                                                         (As Restated)
(Loss) income before cumulative effect of a change in accounting principle  $        (5,675)     $         3,235
Cumulative effect of a change in accounting principle, net of tax                   (15,107)               1,138
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
Minority interest in income of consolidated subsidiaries                             24,357               11,570
Provision for credit losses *                                                        13,425               15,257
Change in real estate inventory                                                     (57,545)             (23,735)
Equity in joint venture earnings                                                     (2,166)              (2,667)
Equity in earnings from equity method investment                                     (3,168)                  --
Issuance of equity method investment common stock                                      (228)                  --
Net originations of loans held for sale activity                                    (17,228)             (22,520)
Proceeds from sales of loans classified as held for sale                              6,953               13,150
Gains on securities activities                                                       (8,605)              (4,292)
Gain on sale of real estate held for sale                                              (941)                  --
Impairment of securities                                                             20,042                3,796
Losses (gains) on sales of property and equipment                                       328                 (178)
Gain on sale of real estate owned                                                      (114)              (1,174)
Gains on sales of in-store branches                                                    (384)                (319)
Property and equipment impairment                                                       205                   --
Acquisition related impairment                                                          515                   --
Depreciation, amortization and accretion, net                                         5,140                4,606
Amortization of intangible assets                                                       907                3,115
Impairment of cost over fair value of net assets acquired                            16,353                6,624
(Increase) decrease  in deferred tax asset, net                                     (10,546)               4,244
Issuance of subsidiary stock options                                                     92                   --
Trading activities, net                                                              41,431               10,533
(Increase) decrease in accrued interest receivable                                      (38)               7,863
Increase in other assets                                                               (517)             (25,741)
Decrease in due to clearing agent                                                   (29,893)             (10,833)
(Decrease) increase in securities sold not yet purchased                             (6,598)              31,248
Increase in other liabilities                                                         7,540                7,586
                                                                           -----------------    -----------------
Net cash  (used in) provided by operating activities                                (21,465)              32,506
                                                                           -----------------    -----------------
Investing activities:
Proceeds from redemption and maturities of investment
  securities and tax certificates                                                   169,485              155,644
Purchase of investment securities and tax certificates                             (163,925)            (131,865)
Purchases of securities available for sale                                         (315,134)            (480,749)
Proceeds from sales and maturities of securities available for sale                 589,142              402,786
Proceeds from sales of FHLB stock                                                     6,509                  512
FHLB stock acquired                                                                  (7,242)              (5,000)
Purchases and net originations of loans and leases                                 (247,328)             (41,371)
Proceeds from sales of real estate held for sale                                      4,081                   --
Proceeds from sales of real estate owned                                              4,965                5,338
Net additions to office property and equipment                                      (17,452)              (6,583)
Increase in equity method investment                                                (53,430)                  --
Repayments of joint venture investments                                               2,667                1,326
Acquisitions, net of cash acquired                                                  (52,783)                (315)
                                                                           -----------------    -----------------
Net cash used in investing activities                                       $       (80,445)     $      (100,277)
                                                                           -----------------    -----------------

                                                                     (continued)

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
              For the Nine Months Ended September 30, 2002 and 2001
                                 (In thousands)

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                             --------------------------------------
                                                                                   2002                 2001
                                                                             -----------------    -----------------
                                                                                 (As Restated)
Financing activities:
Net increase in deposits                                                              102,177               96,116
Reduction in deposits from sale of in-store branches                                  (42,597)             (37,004)
Repayments of FHLB advances                                                          (162,661)            (289,822)
Proceeds from FHLB advances                                                           227,499              365,000
Net decrease in securities sold under agreements
  to repurchase                                                                      (119,407)            (112,981)
Net (decrease) increase in federal funds purchased                                    (16,000)              60,300
Repayment of notes and bonds payable                                                  (59,539)             (45,426)
Proceeds from notes and bonds payable                                                 105,123               44,073
Minority interest capital contributions                                                    --                2,398
Issuance of Bancorp common stock                                                        1,170               41,697
Issuance of BFC common stock upon exercise of stock options                               144                   --
Retirement of BFC common stock                                                           (319)
Retirement of convertible subordinated debentures                                          --                 (251)
Retirement of subordinated debentures                                                      --              (34,791)
Issuance of trust preferred securities                                                115,375                   --
Bancorp common stock dividends paid to non-BFC shareholders                            (4,014)              (2,508)
                                                                              ----------------     ----------------
Net cash provided by financing activities                                             146,951               86,801
                                                                              ----------------     ----------------
Increase in cash and cash equivalents                                                  45,041               19,030
Cash and cash equivalents at beginning of period                                      124,539               88,609
                                                                              ----------------     ----------------
Cash and cash equivalents at end of period                                    $       169,580      $       107,639
                                                                              ================     ================
Supplementary disclosure of non-cash investing and
  financing activities:
Interest paid                                                                 $       120,004      $       160,082
Income taxes paid                                                                      26,113               13,875
Loans transferred to real estate owned                                                 12,427                3,040
Loan net charge-offs                                                                   19,341               16,771
Tax certificate net charge-offs                                                         1,035                1,285
Transfer of securities available for sale to equity
  method investment                                                                     2,728                   --
Issuance of notes payable under the Ryan Beck deferred
  compensation plan                                                                     3,675                   --
Increase in equity for the tax effect related to the exercise
  of stock option                                                                          60                   --
Change in stockholders' equity resulting from the change
 in other comprehensive income, net of taxes                                           (1,367)              (2,042)
Change in stockholders' equity from the net effect
 of Bancorp's capital transactions, net of taxes                                           (8)              (2,125)
Decrease in minority interest resulting from the distribution of
 its securities investment                                                             (8,229)                  --
Issuance of Bancorp Class A Common Stock upon
 conversion of subordinated debentures                                                     25               49,913

* Provision for credit losses represents provision for loan losses, REO and tax certificates.

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note A.  Restatement

On April 26, 2002 Ryan Beck & Co. ("Ryan Beck") acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in The GMS Group, LLC ("GMS"), a wholly-owned subsidiary of Gruntal ("the Gruntal transaction"). In connection with the Gruntal transaction, Ryan Beck assumed a nonqualified deferred compensation plan and certain mutual fund assets associated with the plan. With the prior concurrence of the Company's independent accountants, the Company and BankAtlantic Bancorp, Inc. accounted for these mutual fund assets based on accounting principles applicable to the Company and BankAtlantic Bancorp, and accordingly, the assets were accounted for as securities available for sale. The effect of this treatment was that changes in the fair value of the mutual fund assets were recorded in other comprehensive income in the equity section of the Company's statement of financial position. Recently, the Company has determined, with the concurrence of its independent accountants, that the accounting treatment for recording changes in the value of the plan's mutual funds during the second and third quarters was inappropriate and that those assets were required to be treated in accordance with the specialized industry accounting principles applicable to broker dealers, which require including changes in the fair value of the mutual funds as an adjustment to broker/dealer operations income in the Company's consolidated statement of operations.

Based on such treatment, the Company has restated its financial statements as follows:

                       Line items Restated on Consolidated
                  Statement of Financial Condition - Unaudited

                                                          September 30,      September 30,
                                                             2002                2002
                                                        --------------      --------------
                                                         As Reported         As Restated
Securities available for sale (at fair value)           $  657,441            644,849
Trading securities (at fair value)                         166,182            178,774
Deferred tax asset, net                                     12,110             12,281
Total assets                                             5,720,297          5,720,468
Minority interest                                          356,614            356,759
Retained earnings                                           50,401             50,162
Total stockholders' equity before accumulated
 other comprehensive income                                 74,564             74,325
Accumulated other comprehensive income                       1,060              1,325
Total stockholders' equity                                  75,624             75,650
Total liabilities and stockholders' equity               5,720,297          5,720,468

     Line items Restated on Consolidated Statement of Operations - Unaudited

                                                                   For the Three Months
                                                                    Ended September 30,
                                                              --------------------------------
                                                                   2002            2002
                                                              --------------------------------
                                                                As Reported     As Restated
Investment banking income                                         $53,506            50,196
Gains on trading securities and securities available for
  sale                                                                186             2,483
Total non-interest income                                          76,936            75,923
Income before income taxes, minority interest,
  extraordinary item and cumulative effect
  of a change in accounting principle                              21,034            20,021
Provision for income taxes                                          7,603             7,019
Minority interest in consolidated subsidiaries                     11,545            11,181
Income (loss) before extraordinary item and cumulative
  effect of a change in accounting principle                        1,886             1,821
Net income                                                          1,825             1,760
Basic earnings (loss) per share before extraordinary item
  and cumulative effect of a change in accounting principle          0.24              0.23
Basic earnings per share                                             0.23              0.22
Diluted earnings (loss) per share before extraordinary item
  and cumulative effect of a change in accounting principle          0.24              0.19
Diluted earnings per share                                           0.23              0.18

     Line items Restated on Consolidated Statement of Operations - Unaudited

                                                                   For the Nine Months
                                                                   Ended September 30,
                                                            ----------------------------------
                                                                  2002             2002
                                                            ----------------------------------
                                                              As Reported      As Restated
Investment banking income                                      $ 106,675         101,435
Gains on trading securities and securities available for
  sale                                                             6,308           8,605
Total non-interest income                                        165,099         162,156
Income before income taxes, minority interest,
  extraordinary item and cumulative effect
  of a change in accounting principle                             31,796          28,853
Provision for income taxes                                        11,540          10,171
Minority interest in consolidated subsidiaries                    25,692          24,357
Income (loss) before extraordinary item and cumulative
  effect of a change in accounting principle                      (5,436)         (5,675)
Net income                                                         3,206           2,967
Basic earnings (loss) per share before extraordinary item
  and cumulative effect of a change in accounting principle        (0.68)          (0.71)
Basic earnings per share                                            0.40            0.37
Diluted earnings (loss) per share before extraordinary item
  and cumulative effect of a change in accounting principle        (0.68)          (0.72)
Diluted earnings per share from extraordinary item                  2.97            2.90
Diluted (loss) per share from cumulative effect of a change
  in accounting principle                                          (1.89)          (1.85)
Diluted earnings per share                                          0.40            0.33

      Line items Restated on Consolidated Statement of Stockholders' Equity
                      and Comprehensive Income - Unaudited

                                                                    For the Nine Months
                                                                    Ended September 30,
                                                              --------------------------------
                                                                    2002           2002
                                                              --------------------------------
                                                                As Reported     As Restated
Net income                                                      $ 3,206              2,967
Other comprehensive income, net of tax
  Unrealized loss on securities available for sale                 (853)              (383)
  Reclassification adjustment for net gain included in net
  income                                                           (570)              (775)
Net change in accumulated other comprehensive
  income, net of income taxes                                    (1,632)            (1,367)
Comprehensive income                                              1,574              1,600

     Line items Restated on Consolidated Statement of Cash Flows - Unaudited

                                                                    For the Nine Months
                                                                    Ended September 30,
                                                              --------------------------------
                                                                    2002           2002
                                                              --------------------------------
                                                                As Reported     As Restated
Operating activities:
(Loss) income before cumulative effect of a change
  in accounting principle                                        $  (5,436)       (5,675)
Minority interest in income of consolidated subsidiaries            25,692        24,357
Gains on securities activities                                      (6,308)       (8,605)
(Increase) decrease in deferred tax asset, net                      (9,177)      (10,546)
Trading activities, net                                             20,877        41,431
Net cash (used in) provided by operating activities                (36,779)      (21,465)
Investing activities:
Purchases of securities available for sale                        (294,580)     (315,134)
Proceeds from sales and maturities of securities available
  for sale                                                         583,902       589,142
Net cash used in investing activities                              (65,131)      (80,445)
Supplemental disclosure of non-cash items
Change  in stockholders' equity resulting from the change
  in other comprehensive income, net of taxes                       (1,632)       (1,367)

SFAS No. 128 requires that the diluted earnings per share computation take into consideration the potential dilution from securities issued by a subsidiary that enable their holders to obtain the subsidiary's common stock. The Company's diluted earnings per share computations have not been taking this dilution into effect. Therefore, it is necessary to restate previously reported diluted earnings per share for 2001. (See Note 18.)

                                                                  For the            For the
                                                                Three Months       Nine Months
                                                                   Ended              Ended
                                                               September 30,      September 30,
                                                              -----------------  -----------------
                                                                   2001                   2001
                                                                 --------               --------
As previously reported:
Diluted earnings per share before cumulative effect
  of a change in accounting principle                            $   0.07               $   0.37
Diluted earnings per share from cumulative effect
  of a change in accounting principle                                  --                   0.13
                                                                 --------               --------
Diluted earnings per share                                       $   0.07               $   0.50
                                                                 ========               ========
As restated:
Diluted earnings per share before cumulative effect
  of a change in accounting principle                            $   0.04               $   0.27
Diluted earnings per share from cumulative effect
  of a change in accounting principle                                  --                   0.12
                                                                 --------               --------
Diluted earnings per share                                       $   0.04               $   0.39
                                                                 ========               ========

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

In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at September 30, 2002 and December 31, 2001, the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, the consolidated stockholders' equity and comprehensive income for the nine months ended September 30, 2002 and 2001 and the consolidated cash flows for the nine months ended September 30, 2002 and 2001. Such adjustments consisted only of normal recurring items except for the extraordinary item discussed in Note 5 and cumulative effect of a change in accounting principle discussed in Note 11 and Note 13. The accompanying unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Form 10-Q/A for the period ended June 30, 2002 and Form 10-Q for the period ended March 31, 2002.

2.  Investment in Bancorp

At September 30, 2002, the Company's ownership of Bancorp was as follows:

                                                Shares     Percent
                                                Owned       Owned
                   Class A Common Stock      8,296,891      15.5%
                   Class B Common Stock      4,876,124     100.0%
                   Total                    13,173,015      22.6%

At September 30, 2002, the shares of Bancorp Class A Common Stock and Class B Common Stock owned by the Company represented approximately 55.2% of the voting power of all outstanding shares of Bancorp's Common Stock.

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

5.  Acquisitions

On April 26, 2002 Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in The GMS Group, LLC ("GMS"), a wholly owned subsidiary of Gruntal ("the Gruntal transaction"). The Gruntal transaction was accounted for by the purchase method of accounting. Under this method the acquired assets and assumed liabilities of Gruntal were recorded at their estimated fair value, and the amount of estimated fair value of net assets in excess of the purchase price was used to write down non-financial assets and the remaining balance was recorded as an extraordinary income item. The Company's financial statements have reflected the Gruntal transaction as of April 26, 2002. In connection with the Gruntal transaction, a nonqualified deferred compensation plan was assumed by Ryan Beck covering select employees of Gruntal. Gruntal provided an annual matching contribution and, in some cases, special allocations, both of which would vest if the employee remained employed for ten years from the plan year for which contributions were made. The obligations were not required to be funded and were unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected investment measurement options chosen by each participant during the deferral period. On April 26, 2002, Ryan Beck froze the plan, so that the participants could no longer continue to make contributions and related matches ceased. In August 2002, Ryan Beck allowed the participants in the plan to elect to withdraw their vested benefits upon forfeiting their unvested benefits. During September 2002, $15.3 million of plan assets, both vested and non-vested amounts were withdrawn from the plan resulting in a $2.3 million realized loss upon the sale of mutual fund investments assigned to plan obligations. At September 30, 2002, the nonqualified deferred compensation plan obligation was $12.6 million of which $6.3 million was vested. During the three and nine months ended September 30, 2002, Bancorp realized a $1.4 million and $2.3 million, respectively, reduction in compensation expense associated with the decrease in the nonqualified deferred compensation plan obligation during the period. In July 2002, Ryan Beck established a retention plan for certain Gruntal investment consultants, key employees and others. Pursuant to the retention plan, the participants were granted a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $9.5 million, respectively. The participants were granted the length of service award and 50% of the retention award in forgivable notes in the aggregate amount of $5.7 million in July 2002. The participants can elect to receive their remaining 50% of the retention award in forgivable notes in February 2003, or the participants can elect to receive an enhanced award based on production goals, which will be paid out in the form of forgivable notes in January 2004. The award based on production goals can be no less than the amount they would have received on February 2003 assuming all participants remained employed through the retention award date. Each forgivable note will have a term of five years. A pro-rata portion of the principal amount of the note is forgiven each month over the five-year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck.

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

                                                   Community           Gruntal                 Total
                                                ----------------    ---------------       ----------------
                                                                     (As Restated)             (As Restated)
Cash and interest earning deposits                $ 124,977           $       886              $   125,863
Securities available for sale                        79,768                    --                   79,768
Trading securities                                       --               151,909                  151,909
Loans receivable, net                               623,039                    --                  623,039
FHLB Stock                                            8,063                    --                    8,063
Investments and advances to joint ventures           16,122                    --                   16,122
Goodwill                                             55,498                    --                   55,498
Core deposit intangible asset                        15,117                    --                   15,117
Other assets                                         46,620                12,597                   59,217
                                                  ---------           -----------              -----------
   Fair value of assets acquired                    969,204               165,392                1,134,596
                                                  ---------           -----------              -----------
Deposits                                            639,111                    --                  639,111
FHLB advances                                       138,981                    --                  138,981
Other borrowings                                     14,291                 3,427                   17,718
Securities sold not yet purchased                        --                 1,201                    1,201
Payable to clearing broker                               --               101,705                  101,705
Other liabilities                                     6,022                27,463  (1)               33,485
                                                  ---------           -----------              -----------
   Fair value of liabilities assumed                798,405               133,796                  932,201
Fair value of net assets acquired over cost              --               (23,749) (2)             (23,749)
                                                  ---------           -----------              -----------
Purchase price                                      170,799                 7,847                  178,646
Cash acquired                                      (124,977)                 (886)                (125,863)
                                                  ---------           -----------              -----------
Purchase price net of cash acquired               $  45,822           $     6,961              $    52,783
                                                  =========           ===========              ===========

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

                                                               For the Three Months Ended
                                                ---------------------------------------------------------
                                                      September 30, 2002           September 30, 2001
                                                ------------------------------- -------------------------
                                                  Historical      Pro Forma     Historical    Pro Forma
                                                --------------- --------------- ------------ ------------
                                                (As Restated)   (As Restated)
Interest income                                   $  83,607      $  83,607      $ 83,186       $ 103,946
Interest expense                                     40,163         40,163        45,829          56,654
Provision for loan losses                             2,082          2,082         7,258           7,348
                                                  ---------      ---------      --------       ---------
Net interest income after provision for
  loan losses                                        41,362         41,362        30,099          39,944
                                                  ---------      ---------      --------       ---------
Income (loss) before extraordinary item
  and cumulative effect of a
  change in accounting principles                 $   1,821      $   1,821          $633       $     (12)
                                                  =========      =========      ========       =========
Basic earnings (loss) per share from
  operations                                      $    0.23      $    0.23      $   0.08       $   (0.00)
                                                  =========      =========      ========       =========
Diluted earnings (loss) per share
  from operations (as restated)                   $    0.19      $    0.19      $   0.04       $   (0.03)
                                                  =========      =========      ========       =========

Basic weighted average shares                         7,988          7,988         7,957           7,957
Diluted weighted average shares (as restated)         8,837          8,837         8,938           8,938

                                                               For the Nine Months Ended
                                                 -------------------------------------------------------
                                                  September 30, 2002                September 30, 2001
                                                 -------------------------------------------------------
                                                  Historical      Pro Forma     Historical    Pro Forma
                                                 -------------- --------------- ------------ -----------
                                                (As Restated)  (As Restated)
Interest income                                   $ 234,647        253,109      $253,296       $ 317,999
Interest expense                                    115,878        123,188       150,445         185,535
Provision for loan losses                            10,786         12,830        14,059          14,329
                                                  ---------      ---------      --------       ---------
Net interest income after provision for
  loan losses                                       107,983        117,091        88,792         118,135
                                                  ---------      ---------      --------       ---------
(Loss) income before extraordinary item and
  cumulative effect of a
  change in accounting principles                 $  (5,675)     $  (6,121)     $  3,235       $   1,808
                                                  =========      =========      ========       =========
Basic (loss) earnings per share from
  operations                                      $   (0.71)     $   (0.77)     $   0.41       $    0.23
                                                  =========      =========      ========       =========
Diluted (loss) earnings per share from
  operations                                      $   (0.72)     $   (0.78)     $   0.27       $    0.11
                                                  =========      =========      ========       =========

Basic weighted average shares                         8,001          8,001         7,957           7,957
Diluted weighted average shares                       8,001          8,001         8,740           8,740

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

Bancorp recently revised its policy for equity investments made by it and any future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. At September 30, 2002, equity investments at Bancorp totaled $4.9 million. At September 30, 2002, equity investments directly held by BFC or by partnerships controlled by BFC totaled $5.2 million.

7. Trading Securities and Securities Sold Not Yet Purchased

The Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Also included within trading securities are gains and losses from the changes in value of mutual funds assets that were acquired in the

Gruntal transaction and are associated with the assumed nonqualified deferred compensation plan. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers.

Ryan Beck's trading securities consisted of the following (in thousands):

                                                 September 30,     December 31,
                                                      2002             2001
                                                --------------   ---------------
                                                 (As Restated)
            Debt obligations:
              States and municipalities             $ 111,712        $ 7,593
              Corporations                             12,637         20,989
              U.S. Government and agencies             27,780         32,308
              Mutual funds                             12,592             --
             Corporate equities                        12,074          7,406
             Certificates of deposit                    1,979             --
                                                    ---------        -------
                                                    $ 178,774        $68,296
                                                    =========        =======

Ryan Beck's securities sold not yet purchased consisted of the following (in thousands):

                                                   September       December 31,
                                                      2002             2001
                                                --------------    --------------
              States and municipalities           $      4,164      $         --
              Corporations                               7,450            21,305
              U.S. Government and agencies               9,792            15,117
            Corporate equities                           4,375             1,882
            Certificates of deposit                      7,253               127
                                                --------------    --------------
                                                  $     33,034      $     38,431
                                                ==============    ==============


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

Loans held for sale consisted of the following (in thousands):

                                                     September      December 31,
                                                       2002             2001
                                                     -------          -------
            Residential                              $    --          $ 4,757
            Commercial syndication                    16,873           40,774
                                                     -------          -------
              Total loans held for sale              $16,873          $45,531
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

Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                   September 30,   December 31,
                                                        2002           2001
                                                      --------      --------
            Land and land development costs           $163,062      $114,499
            Construction costs                          27,040        17,949
            Other costs                                  9,956         9,985
            Equity investments in joint ventures           397         7,127
            Loans to joint ventures                     51,064        28,713
            Other                                        4,421         4,890
                                                      --------      --------
                                                      $255,940      $183,163
                                                      ========      ========

The components of net revenues from sales of real estate were as follows (in thousands):

                                               For the Three Months            For the Nine Months
                                               Ended September 30,             Ended September 30,
                                           -----------------------------   -----------------------------
                                              2002             2001              2002             2001
                                            -------          -------          --------          -------
Sales of real estate                        $40,981          $33,921          $125,697          $93,569
Cost of sales                                32,357           24,088            94,568           70,245
                                            -------          -------          --------          -------
  Net revenues from sales of real estate      8,624            9,833            31,129           23,324
Revenues from joint venture activities          228            1,408             2,166            2,667
                                            -------          -------          --------          -------
Net revenues from sales of real estate
  And joint venture activities              $ 8,852          $11,241          $ 33,295          $25,991
                                            =======          =======          ========          =======

10.  Comprehensive Income

The components of other comprehensive income relate to the net unrealized gains (losses) on securities available for sale, net of income taxes and the Company's proportionate shares of non-wholly owned subsidiaries other comprehensive income, net of income taxes such as net unrealized gains (losses) on securities available for sale and accumulated gains (losses) associated with cash flow hedges. The income tax provision relating to the comprehensive income (loss) reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 2002 and 2001 was $700,000 and $387,000, respectively. Comprehensive loss for the three months ended September 30, 2002 and 2001 was $585,000 and $284,000, respectively.

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

The following table outlines the notional amount and fair value of Bancorp's derivatives outstanding at September 30, 2002 (dollars in thousands):

                                                                               Paying        Receiving
                                                 Notional                    Index/Fixed    Index/Fixed    Termination
                                                  Amount       Fair Value       Amount         Amount          Date
                                                 --------      ----------    ------------   ------------   ------------
Fifteen year callable receive fixed swaps                                     3 mo. LIBOR
                                                 $ 10,000       $    222      less 10bps        6.15%        11/13/2016
Ten year callable receive fixed swaps                                         3 mo. LIBOR
                                                   30,000            685      less 11bps        6.03%        12/20/2011
Ten year callable receive fixed swaps                                         3 mo. LIBOR
                                                   20,000            357      less 11bps        6.08%        2/14/2012
Seven and a half year                                                         3 mo. LIBOR
  callable receive fixed swaps                     13,000            211      less 11bps        5.60%        9/19/2009
Five year pay fixed swaps                          25,000         (2,429)        5.73%       3 mo. LIBOR      1/5/2006
Three year pay fixed swaps                       $ 50,000       $ (2,453)        5.81%       3 mo. LIBOR     12/28/2003
                                                 ========       =========    ============    ===========     ==========
Forward contract to purchase
  adjustable rate mortgages                      $ 54,718       $     84
                                                 ========       =========

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

Restructuring charges at September 30, 2002 included in other liabilities consisted of (in thousands):

                                             Initial             Amount paid            Ending
Type of restructuring charge                  Amount            during period          Balance
--------------------------------------  -------------------  -------------------- --------------
Lease contract termination costs                      $664          $     (138)       $      526
De-installation costs                                   87                  (7)               80
Other                                                   50                  --                50
                                                ----------          ----------        ----------
  Total restructuring charge                          $801           $    (145)       $      656
                                                ----------          ==========        ==========

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

The Company evaluates segment performance based on net income after tax. The table below is segment information for income before minority interest, extraordinary item and the cumulative effect of a change in accounting principle for the three months ended September 30, 2002 and 2001:

                                                Bank          Levitt                     Bancorp Parent
(In thousands)                               Operations     Companies     Ryan, Beck        Company
                                           -------------    ---------    ------------    -----------------
                                                                         (As Restated)
2002
Interest income                             $    79,244         221          4,452               479
Interest expense                                (34,547)        (70)          (807)           (4,790)
Provision for loan losses                        (2,082)         --             --                --
Non-interest income                              13,309       9,754         51,654               483
Non-interest expense                            (34,288)     (7,069)       (55,179)             (162)
                                            -----------     -------        -------           -------
Segment profits and losses before taxes          21,636       2,836            120            (3,990)
Provision for income taxes                        7,503         336           (435)           (1,336)
                                            -----------     -------        -------           -------
Segment net income (loss)                   $    14,133       2,500            555            (2,654)
                                            ===========     =======        =======           =======
Segment average assets                      $ 4,961,717     283,637        219,933           101,358
                                            ===========     =======        =======           =======

                                             BFC Holding    Elimination  Consolidated
(In thousands)                                 Company        Entries        Total
                                           -------------    -----------  ---------------
                                                                         (As Restated)
2002
Interest income                               $    102           (891)        83,607
Interest expense                                  (295)           346        (40,163)
Provision for loan losses                           --             --         (2,082)
Non-interest income                                309            414         75,923
Non-interest expense                              (697)           131        (97,264)
                                              --------        -------      ---------
Segment profits and losses before taxes           (581)            --         20,021
Provision for income taxes                         951             --          7,019
                                              --------        -------      ---------
Segment net income (loss)                     $ (1,532)            --         13,002
                                              ========        =======      =========
Segment average assets                        $ 18,234        229,993      5,814,872
                                              ========        =======      =========

                                                               Bank             Levitt                      Bancorp Parent
(In thousands)                                              Operations        Companies      Ryan, Beck        Company
                                                           --------------  --------------  --------------  ----------------
 2001
 Interest income                                           $    82,322             810            541             119
 Interest expense                                              (41,709)            (17)          (136)         (4,358)
 Provision for loan losses                                      (7,258)             --             --              --
 Non-interest income                                             9,511          10,618         11,141           2,985
 Non-interest expense                                          (27,196)         (5,587)       (10,990)         (8,628)
                                                           -----------         -------        -------         -------
Segment profits and losses before taxes                         15,670           5,824            556          (9,882)
 Provision for income taxes                                      5,895           2,119            203          (1,140)
                                                           -----------         -------        -------         -------
 Segment net income (loss)                                 $     9,775           3,705            353          (8,742)
                                                           ===========         =======        =======         =======
 Segment average assets                                    $ 4,284,499         173,086         64,379         113,070
                                                           ===========         =======        =======         =======

                                                      BFC Holding          Elimination          Consolidated
(In thousands)                                          Company              Entries               Total
                                                     ---------------    -----------------    -----------------
2001
Interest income                                        $    107                (713)                83,186
Interest expense                                           (311)                702                (45,829)
Provision for loan losses                                    --                  --                 (7,258)
Non-interest income                                      (1,730)                (62)                32,463
Non-interest expense                                       (651)                 73                (52,979)
                                                       --------              ------              ---------
Segment profits and losses before taxes                  (2,585)                 --                  9,583
Provision for income taxes                                  255                  --                  7,332
                                                       --------              ------              ---------
Segment net income (loss)                              $ (2,840)                 --                  2,251
                                                       ========              ======              =========
Segment average assets                                 $ 29,373              67,590              4,731,997
                                                       ========              ======              =========

The table below is segment information for income before minority interest, extraordinary item and cumulative effect of a change in accounting principle for the nine months ended September 30, 2002 and 2001:

                                                  Bank             Levitt                            Bancorp Parent
(In thousands)                                  Operations       Companies         Ryan, Beck            Company
                                              --------------   --------------   -------------------  --------------
2002                                                                              (As Restated)
Interest income                               $   225,969             1,020             8,623             1,243
Interest expense                                 (101,531)             (383)           (1,828)          (12,634)
Provision for loan losses                         (10,786)               --                --                --
Non-interest income                                36,224            35,278           104,882           (13,953)
Non-interest expense                              (98,909)          (20,986)         (115,741)           (3,924)
                                              -----------           -------          --------           -------
Segment profits and losses before taxes            50,967            14,929            (4,064)          (29,268)
Provision for income taxes                         17,711             3,675            (2,204)          (10,245)
                                              -----------           -------          --------           -------
Segment net income (loss)                     $    33,256            11,254            (1,860)          (19,023)
                                              ===========           =======          ========           =======
Segment average assets                        $ 4,757,134           254,231           179,363           104,768
                                              ===========           =======          ========           =======

                                                   BFC Holding     Elimination     Consolidated
In thousands)                                       Company         Entries           Total
                                                ---------------  --------------  --------------
2002                                                                              (As Restated)
Interest income                                    $    250         (2,458)          234,647
Interest expense                                       (855)         1,353          (115,878)
Provision for loan losses                                --             --           (10,786)
Non-interest income                                    (684)           409           162,156
Non-interest expense                                 (2,422)           696          (241,286)
                                                   --------         ------         ---------
 Segment profits and losses before taxes             (3,711)            --            28,853
Provision for income taxes                            1,234             --            10,171
                                                   --------         ------         ---------
Segment net income (loss)                          $ (4,945)            --            18,682
                                                   ========         ======         =========
Segment average assets                             $ 21,182         77,419         5,394,097
                                                   ========         ======         =========

                                                 Bank             Levitt                        Bancorp Parent
(In thousands)                                Operations        Companies        Ryan, Beck        Company
                                            --------------    --------------    ------------   ----------------
2001
Interest income                             $   252,031             1,605            1,697               195
Interest expense                               (135,713)             (167)            (445)          (15,077)
Provision for loan losses                       (14,059)               --               --                --
Non-interest income                              27,635            24,788           30,612             3,778
Non-interest expense                            (78,110)          (16,773)         (34,061)          (11,500)
                                            -----------           -------          -------           -------
Segment profits and losses before taxes          51,784             9,453           (2,197)          (22,604)
Provision for income taxes                       19,322             2,963             (777)           (5,593)
                                            -----------           -------          -------           -------
Segment net income (loss)                   $    32,462             6,490           (1,420)          (17,011)
                                            ===========           =======          =======           =======
Segment average assets                      $ 4,290,892           168,502           66,836           102,944
                                            ===========           =======          =======           =======

                                          BFC Holding        Elimination         Consolidated
(In thousands)                              Company            Entries               Total
                                         ------------     ----------------      -------------
2001
Interest income                          $    309              (2,541)               253,296
Interest expense                             (950)              1,907               (150,445)
Provision for loan losses                      --                  --                (14,059)
Non-interest income                          (866)                536                 86,483
Non-interest expense                       (2,010)                 98               (142,356)
                                         --------              ------              ---------
Segment profits and losses before taxes    (3,517)                 --                 32,919
Provision for income taxes                  2,199                  --                 18,114
                                         --------              ------              ---------
Segment net income (loss)                $ (5,716)                 --                 14,805
                                         ========              ======              =========
Segment average assets                   $ 39,915              85,664              4,754,753
                                         ========              ======              =========

Bank Operations consists of three reportable segments. The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2002 and 2001 associated with the three bank operations reportable segments:

                                               For the Three Months Ended                       For the Nine Months Ended
                                                     Bank Operations                                 Bank Operations
                                     Bank        Commercial   Community   Bank Ops       Bank      Commercial Community    Bank Ops
(In thousands)                    Investments     Banking      Banking     Total      Investments   Banking    Banking      Total
                                 -------------  ------------  ----------  ---------  -------------  --------  ----------  ----------
2002
Interest income                  $    43,915       28,493      6,836       79,244      127,793       79,330     18,846      225,969
Interest expense and
  overhead                           (29,890)     (16,099)    (4,053)     (50,042)     (88,252)     (45,844)   (11,232)    (145,328)
Provision for loan losses                168       (1,059)    (1,191)      (2,082)          27       (9,207)    (1,606)     (10,786)
Direct non-interest income             1,803          505      2,521        4,829        5,092        1,885      7,248       14,225
Direct non-interest expense           (1,583)      (4,224)    (4,506)     (10,313)      (7,907)     (10,194)   (15,012)     (33,113)
                                 -----------    ---------    -------    ---------    ---------    ---------    -------    ---------
Segment profits and losses
 before taxes                         14,413        7,616       (393)      21,636       36,753       15,970     (1,756)      50,967
Provision for income taxes             4,998        2,641       (136)       7,503       12,887        5,345       (521)      17,711
                                 -----------    ---------    -------    ---------    ---------    ---------    -------    ---------
Segment net income (loss)        $     9,415        4,975       (257)      14,133       23,866       10,625     (1,235)      33,256
                                 ===========    =========    =======    =========    =========    =========    =======    =========
Segment average assets           $ 2,801,826    1,725,521    434,370    4,961,717    2,708,604    1,645,518    403,012    4,757,134
                                 ===========    =========    =======    =========    =========    =========    =======    =========

 2001
 Interest income                 $    44,971       30,787      6,564       82,322      137,914       92,940     21,177      252,031
 Interest expense and
  overhead                           (34,147)     (17,660)    (4,119)     (55,926)    (105,479)     (54,554)   (13,046)    (173,079)
 Provision for loan losses               168      (11,590)     4,164       (7,258)          48      (21,240)     7,133      (14,059)
 Direct non-interest income               71          626      3,247        3,944          782        2,221      8,872       11,875
 Direct non-interest expense          (1,161)      (1,617)    (4,634)      (7,412)      (4,727)      (4,620)   (15,637)     (24,984)
                                 -----------    ---------    -------    ---------    ---------    ---------    -------    ---------
 Segment profits and losses
  before taxes                         9,902          546      5,222       15,670       28,538       14,747      8,499       51,784
 Provision for income taxes            3,726          205      1,964        5,895       10,649        5,492      3,181       19,322
                                 -----------    ---------    -------    ---------    ---------    ---------    -------    ---------
 Segment net income (loss)       $     6,176          341      3,258        9,775       17,889        9,255      5,318       32,462
                                 ===========    =========    =======    =========    =========    =========    =======    =========
 Segment average assets          $ 2,568,439    1,390,635    325,425    4,284,499    2,596,268    1,349,766    344,858    4,290,892
                                 ===========    =========    =======    =========    =========    =========    =======    =========

The difference between total consolidated segment income (loss) to consolidated income (loss) before extraordinary item and cumulative effect of a change in accounting principle is as follows:

                                                                       For the Three Months Ended    For the Nine Months Ended
                                                                              September 30,                September 30,
                                                                       ------------------------------------------------------
(In thousands)                                                              2002           2001          2002           2001
                                                                       ---------------  ----------  ---------------  --------
                                                                        (As Restated)               (As Restated)
Total segment profits                                                      $13,002        2,251         18,682         14,805
Minority interest in income of consolidated subsidiaries                    11,181        1,618         24,357         11,570
                                                                            ------        -----         ------         ------
Income (loss) before extraordinary item and
 cumulative effect of a change in accounting principle                     $ 1,821          633         (5,675)         3,235
                                                                            ======        =====         ======         ======

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

18.    Earnings Per Share

The Company has two classes of common stock outstanding. The two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and nine month periods ended September 30, 2002 and 2001 (as restated).

                                                                     For the Three Months                    For the Nine Months
                                                                      Ended September 30,                    Ended September 30,
                                                                   -----------------------------       ----------------------------
(In thousands, except per share data)                                  2002              2001              2002             2001
                                                                   --------------    -----------       ------------       ---------
Basic earnings per share                                           (As Restated)                        (As Restated)
Income (loss) before extraordinary items and
   cumulative effect of a change in accounting principle              $ 1,821           $   633           $ (5,675)         $ 3,235
Basic weighted average number of common shares outstanding              7,988             7,957              8,001            7,957
                                                                      -------           -------           --------          -------
Basic earnings (loss) per share before extraordinary items
   and cumulative effect of a change in accounting principle          $  0.23           $  0.08           $  (0.71)         $  0.41
                                                                      =======           =======           ========          =======
Extraordinary items, net of taxes                                     $   (61)          $    --           $ 23,749          $    --
 Basic weighted average number of common shares outstanding             7,988             7,957              8,001            7,957
                                                                      -------           -------           --------          -------
 Basic (loss) earnings per share from extraordinary items             $ (0.01)          $    --           $   2.97          $    --
                                                                      =======           =======           ========          =======
 Cumulative effect of a change in accounting principle, net of taxes  $    --           $    --           $(15,107)         $ 1,138
 Basic weighted average number of common shares outstanding             7,988             7,957              8,001            7,957
                                                                      -------           -------           --------          -------
 Basic (loss) earnings per share from cumulative effect
  of a change in accounting principle                                 $    --           $    --           $  (1.89)         $  0.14
                                                                      =======           =======           ========          =======
 Net income                                                           $ 1,760           $   633           $  2,967          $ 4,373
 Basic weighted average number of common shares outstanding             7,988             7,957              8,001            7,957
                                                                      -------           -------           --------          -------
Basic earnings per share                                              $  0.22           $  0.08           $   0.37          $  0.55
                                                                      =======           =======           ========          =======
Diluted earnings per share                                           (As Restated)     (As Restated)  (As Restated)    (As Restated)
  Income (loss) before extraordinary items and
   cumulative effect of a change in accounting principle              $ 1,821           $   633           $ (5,675)         $ 3,235
  Dilution from securities issuable by a subsidiary                      (135)             (273)               (85)            (902)
                                                                      -------           -------           --------          -------
Income (loss) available after assumed dilution                        $ 1,686           $   360           $ (5,760)         $ 2,333
                                                                      -------           -------           --------          -------
 Basic weighted average shares outstanding                              7,988             7,957              8,001            7,957
 Common stock equivalents resulting from stock-based compensation         849               981                 --              783
                                                                      -------           -------           --------          -------
 Diluted weighted average shares outstanding                            8,837             8,938              8,001            8,740
                                                                      -------           -------           --------          -------
 Diluted earnings (loss) per share before extraordinary
   items and cumulative effect of a change in accounting principle    $  0.19           $  0.04           $  (0.72)         $  0.27
                                                                      =======           =======           ========          =======
 Extraordinary items, net of taxes                                    $   (61)          $    --           $ 23,749          $    --
 Dilution from securities issuable by a subsidiary                          1                --               (521)              --
                                                                      -------           -------           --------          -------
 Extraordinary items, net of tax after assumed dilution               $   (60)          $    --           $ 23,228          $    --
                                                                      -------           -------           --------          -------
 Diluted weighted average shares outstanding                            8,837             8,938              8,001            8,740
 Diluted (loss) earnings per share from extraordinary items           $ (0.01)          $    --           $   2.90          $    --
                                                                      =======           =======           ========          =======
 Cumulative effect of a change in accounting principle, net of taxes  $    --           $    --           $(15,107)         $ 1,138
 Dilution from securities issuable by a subsidiary                         --                --                339             (127)
 Cumulative effect of a change in accounting principle, net
                                                                      -------           -------           --------          -------
  of taxes after assumed dilution                                     $    --           $    --           $(14,768)         $ 1,011
                                                                      -------           -------           --------          -------
 Diluted weighted average shares outstanding                            8,837             8,938              8,001            8,740
                                                                      -------           -------           --------          -------
 Diluted (loss) earnings per share from cumulative effect
   of a change in accounting principle                                $    --           $    --           $  (1.85)         $  0.12
                                                                      =======           =======           ========          =======
 Net income available after assumed dilution                          $ 1,626           $   360           $  2,700          $ 3,344
 Diluted weighted average shares outstanding                            8,837             8,938              8,001            8,740
                                                                      -------           -------           --------          -------
Diluted earnings per share                                            $  0.18           $  0.04           $   0.33          $  0.39
                                                                      =======           =======           ========          =======

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

At September 30, 2002, the Company's ownership of Bancorp was as follows:

                                 Shares                  Percent
                                 Owned                    Owned
                               ----------                ------
Class A Common Stock            8,296,891                 15.5%
Class B Common Stock            4,876,124                100.0%
Total                          13,173,015                 22.6%

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

Consolidated Results of Operations

                                                                                     For the Three Months  For the Nine Months
                                                                                      Ended September 30,  Ended September 30,
                                                                                      -------------------  -------------------
(In thousands)                                                                          2002      2001      2002        2001
                                                                                       ------    ------    -------    -------
                                                                                   (As Restated)        (As Restated)
Net interest income                                                                  $ 43,444    37,357    118,769    102,851
Provision for loan losses                                                               2,082     7,258     10,786     14,059
Securities gains                                                                        2,483     2,241      8,605      4,292
Impairment of securities                                                                 (302)   (2,005)   (20,042)    (3,796)
Other non-interest income                                                              73,742    32,227    173,593     85,987
Non-interest expense                                                                   97,264    52,979    241,286    142,356
                                                                                       ------    ------    -------    -------
Income before income taxes, minority interest, extraordinary item
  and cumulative effect of a change in accounting principle                            20,021     9,583     28,853     32,919
Provision for income taxes                                                              7,019     7,332     10,171     18,114
Minority interest in consolidated subsidiaries                                         11,181     1,618     24,357     11,570
                                                                                       ------    ------    -------    -------
Income (loss) before extraordinary item and
  cumulative effect of a change in accounting principle                                 1,821       633     (5,675)     3,235
Extraordinary item, net of tax                                                            (61)       --     23,749         --
Cumulative effect of a change in accounting principle, net of tax                          --        --    (15,107)     1,138
                                                                                       ------    ------    -------    -------
Net income                                                                           $  1,760       633      2,967      4,373
                                                                                       ======    ======    =======    =======

For the Three Months Ended September 30, 2002 Compared to the Same 2001 Period:

Net income increased by 178% from 2001. The substantial increase in net income primarily resulted from a large increase in net interest income, an improvement in the provision for loan losses, additional banking operations service charge income, higher Ryan Beck investment banking income and a reduction in Bancorp's deferred tax valuation allowance, as well as impairment write-downs in 2001 associated with other than temporary decline in fair value of equity securities. The above improvements in net income were partially offset by an increase in employee compensation, higher occupancy costs, lower gains on the sales of assets and increased Ryan Beck communication and clearing fees.

The increase in net interest income primarily resulted from earning asset growth as a consequence of the Community acquisition and the origination and purchase of real estate loans. The decline in the provision for loan losses reflects lower charge-offs during the current quarter compared to the same 2001 period, along with declining portfolio balances associated with Bancorp discontinued lines of business. The increase in other non-interest income primarily resulted from higher investment banking income and higher bank operations service charge income. The increase in investment banking income resulted from growth associated primarily with the Gruntal transaction. The improvement in bank operations service charge income reflects a significant increase in transaction accounts associated with BankAtlantic's high performance checking product and its seven-day banking initiative. The improvements in non-interest income were partially offset by a $3.3 million loss in value of mutual funds that are held in connection with a nonqualified deferred compensation plan assumed in connection with the Gruntal transaction. The increase in non-interest expense was primarily related to higher Ryan Beck compensation expense associated with the Gruntal transaction and higher banking operation compensation, occupancy and advertising expense associated with the Community acquisition and the implementation of the seven day banking initiative. Additionally, Ryan Beck communication and clearing fee expenses increased substantially due to the Gruntal transaction. The decrease in the provision for income taxes during the current quarter reflects a $787,000 reduction in the deferred tax valuation allowance resulting primarily from the utilization of tax benefits from real estate sales at Core Communities and a $525,000 tax benefit realized upon the conversion of Ryan Beck from a limited liability company to a corporation. Additionally, BankAtlantic acquired, as part of the Community transaction, low-income housing tax credit investments which reduced its tax liability by $140,000 during the 2002 quarter.

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

Bank Operations Results of Operations

Net interest income

Banking Operations                                For the Three Months           For the Nine Months
                                                   Ended September 30,           Ended September 30,
                                              ---------------------------   -----------------------------
(n thousands)                                    2002      2001    Change     2002        2001     Change
                                               -------   -------   ------    -------    -------    ------
Interest and fees on loans and leases         $ 60,245    60,882     (637)   166,853    187,785   (20,932)
Interest on securities available for sale       10,322    13,110   (2,788)    34,192     39,760    (5,568)
Interest and dividends on other investment       8,677     8,330      347     24,924     24,486       438
Interest on deposits                           (16,087)  (21,410)   5,323    (48,521)   (68,943)   20,422
Interest on advances from FHLB                 (15,856)  (15,476)    (380)   (46,452)   (44,837)   (1,615)
Interest on securities sold under agreements
  to repurchase                                 (2,323)   (4,823)   2,500     (6,037)   (21,933)   15,896
Interest on mortgage backed bonds                 (281)       --     (281)      (521)        --      (521)
                                               -------   -------    -----    -------    -------    ------
Net interest income                           $ 44,697    40,613    4,084    124,438    116,318     8,120
                                               =======   =======    =====    =======    =======    ======
Net interest margin                               3.64      3.83    (0.19)      3.56       3.61     (0.05)
                                               =======   =======    =====    =======    =======    ======

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

Provision for Loan Losses

                                                 For the Three Months    For the Nine Months
                                                 Ended September 30,     Ended September 30,
                                                 --------------------    --------------------
            (In thousands)                          2002       2001        2002        2001
                                                 --------    --------    --------    --------
            Balance, beginning of period         $ 48,587      48,018      44,585      47,000
            Charge-offs:
              Syndication loans                       (13)     (7,235)     (8,013)     (7,235)
              Commercial real estate loans         (2,549)         --      (6,858)         --
              Small business                         (727)       (816)     (2,919)     (3,012)
              Lease financing                      (1,779)     (2,955)     (5,963)     (8,337)
              Consumer loan -- indirect              (226)       (676)       (963)     (2,369)
              Consumer loans -- direct               (170)     (1,399)       (819)     (2,090)
              Residential real estate loans          (284)         --        (426)       (152)
                                                 --------    --------    --------    --------
                                                   (5,748)    (13,081)    (25,961)    (23,195)
                                                 --------    --------    --------    --------
            Recoveries:
              Syndication loans                       102          --         785          --
              Small business                          549         542       1,638       2,020
              Lease financing                         578         679       2,476       1,668
              Commercial business loans                19          20          56         249
              Commercial real estate loans              3          --          20           7
              Residential real estate loans            94          48         157         204
              Consumer loans -- indirect              232         425       1,075       1,674
              Consumer loans -- direct                179         379         412         602
                                                 --------    --------    --------    --------
                                                    1,756       2,093       6,619       6,424
                                                 --------    --------    --------    --------
            Net charge-offs                        (3,992)    (10,988)    (19,342)    (16,771)
            Allowance for loan losses acquired     (1,075)         --       9,573          --
            Provision for loan losses               2,082       7,258      10,786      14,059
                                                 --------    --------    --------    --------
            Balance, end of period               $ 45,602      44,288      45,602      44,288
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

At the indicated dates, BankAtlantic's non-performing assets and potential problem loans were (in thousands):


                                        September 30,    December 31,
                                          2002              2001
                                        --------          -------
NONPERFORMING ASSETS
Non-accrual:
Tax certificates                        $  1,484            1,727
Loans and leases                          30,947           37,255
                                        --------          -------
  Total non-accrual                       32,431           38,982
                                        --------          -------
Repossessed assets:
Real estate owned                         10,015            3,904
Vehicles and equipment                         1               17
                                        --------          -------
  Total repossessed assets                10,016            3,921
                                        --------          -------
   Total non-performing assets            42,447           42,903
    Specific valuation allowances           (390)          (9,936)
                                        --------          -------
Total non-performing assets, net        $ 42,057           32,967
                                        ========          =======
POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more  $  2,031               --
Restructured loans                           618              743
Delinquent residential loans purchased     1,473            1,705
                                        --------          -------
TOTAL POTENTIAL PROBLEM LOANS           $  4,122            2,448
                                        ========          =======

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

Non-Interest Income

Banking Operations                        For the Three Months        For the Nine Months
                                           Ended September 30,        Ended September 30,
                                         ------------------------   -----------------------
(In thousands)                             2002    2001    Change    2002    2001   Change
                                         -------   -----   ------   ------  ------  ------
Other service charges and fees           $ 3,591   3,903     (312)  10,246  11,275  (1,029)
Service charges on deposits                6,684   3,820    2,864   17,234  11,590   5,644
Gains (losses) on securities activities    1,978      (4)   1,982    4,768     548   4,220
Other                                      1,056   1,792     (736)   3,976   4,222    (246)
                                         -------   -----    -----   ------  ------   -----
      Non-interest income                $13,309   9,511    3,798   36,224  27,635   8,589
                                         =======   =====    =====   ======  ======   =====

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

Non-Interest Expense

Banking Operations                                  For the Three Months        For the Nine Months
                                                     Ended September 30,         Ended September 30,
                                                  -------------------------   ----------------------
(In thousands)                                      2002      2001   Change    2002    2001  Change
                                                  --------   ------  ------   ------  ------ -------
Employee compensation and benefits                $ 17,170   12,692   4,478   48,555  38,420  10,135
Occupancy and equipment                              7,554    6,473   1,081   21,430  18,664   2,766
Advertising and promotion                            2,045    1,039   1,006    5,082   2,596   2,486
Restructuring charges and impairment write-downs        --      550    (550)   1,007     331     676
Amortization of intangible assets                      453       --     453      907      --     907
Write-down of real estate owned                      1,400      126   1,274    1,464     298   1,166
Acquisition related charges and impairments           (941)      --    (941)     864      --     864
Other                                                6,607    6,316     291   19,600  17,801   1,799
                                                  --------   ------   -----   ------  ------  ------
  Non-interest expense                            $ 34,288   27,196   7,092   98,909  78,110  20,799
                                                  ========   ======   =====   ======  ======  ======

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

Levitt Companies and Subsidiaries Results of Operations

                                           For the Three Months            For the Nine Months
                                            Ended September 30,            Ended September 30,
                                        -------------------------------------------------------------
(In thousands)                            2002      2001     Change      2002       2001      Change
                                        -------   --------   -------   --------   --------   --------
Net interest income:
Interest on investments                 $   221   $    810   $  (589)  $  1,020   $  1,605   $   (585)
Interest on notes and bonds payable      (2,284)    (1,458)     (826)    (5,938)    (4,934)    (1,004)
Capitalized interest                      2,214      1,441       773      5,555      4,767        788
                                        -------   --------   -------   --------   --------   --------
Net interest income                         151        793      (642)       637      1,438       (801)
                                        -------   --------   -------   --------   --------   --------
Non-interest income:
Net revenues from sales of real estate    8,522     10,476    (1,954)    31,810     23,212      8,598
Income from equity method investment        941         --       941      2,463         --      2,463
Other                                       291        142       149      1,005      1,576       (571)
                                        -------   --------   -------   --------   --------   --------
    Non-interest income                   9,754     10,618      (864)    35,278     24,788     10,490
                                        -------   --------   -------   --------   --------   --------
Non-interest expense:
Employee compensation and benefits        3,334      2,287     1,047      9,492      6,556      2,936
Advertising and promotion                   647        517       130      2,213      2,096        117
Selling, general and administrative       3,088      2,783       305      9,281      8,121      1,160
                                        -------   --------   -------   --------   --------   --------
  Non-interest expense                    7,069      5,587     1,482     20,986     16,773      4,213
                                        -------   --------   -------   --------   --------   --------
Income before income taxes              $ 2,836   $  5,824   $(2,988)  $ 14,929   $  9,453   $  5,476
                                        =======   ========   =======   ========   ========   ========

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

Ryan Beck & Co. and Subsidiaries Results of Operations

                                              For the Three Months             For the Nine Months
                                               Ended September 30,              Ended September 30,
                                         ------------------------------   -------------------------------
(In thousands)                             2002        2001     Change      2002       2001        Change
                                         --------   --------   --------   ---------   --------   --------
                                       (As Restated)        (As Restated) (As Restated)        (As Restated)
Net interest income:
Interest on trading securities           $  4,452   $    541   $  3,911   $   8,623   $  1,697   $  6,926
Interest expense affiliated loan
  and trading activities                     (807)      (136)      (671)     (1,828)      (445)    (1,383)
                                         --------   --------   --------   ---------   --------   --------
Net interest income                         3,645        405      3,240       6,795      1,252      5,543
                                         --------   --------   --------   ---------   --------   --------
Non-interest income:
Principal transactions                     20,182      3,987     16,195      44,414     12,392     32,022
Investment banking                          7,791      4,003      3,788      15,790      8,041      7,749
Commissions                                22,224      2,954     19,270      41,642      9,566     32,076
Other                                       1,457        197      1,260       3,036        613      2,423
                                         --------   --------   --------   ---------   --------   --------
    Non-interest income                    51,654     11,141     40,513     104,882     30,612     74,270
                                         --------   --------   --------   ---------   --------   --------
Non-interest expense:
Employee compensation and benefits         39,553      7,416     32,137      80,226     23,193     57,033
Occupancy and equipment                     3,526        785      2,741       7,068      2,430      4,638
Advertising and promotion                     953        387        566       2,325      1,170      1,155
Amortization of goodwill                       --        112       (112)         --        329       (329)
Acquisition related charges and
  Impairments                                 870         --        870       4,061         --      4,061
Other                                      10,277      2,290      7,987      22,061      6,939     15,122
                                         --------   --------   --------   ---------   --------   --------
  Non-interest expense                     55,179     10,990     44,189     115,741     34,061     81,680
                                         --------   --------   --------   ---------   --------   --------
Income (loss) before income taxes        $    120   $    556   $   (436)  $  (4,064)  $ (2,197)  $ (1,867)
                                         ========   ========   ========   =========   ========   ========

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

During the three and nine months ended September 30, 2002, compared to the same 2001 periods, non-interest income increased by 364% and 243%, respectively. The increase was primarily the result of increased agency commissions and principal transaction revenues. These increases resulted from the additional investment consultants and trading personnel hired in connection with the Gruntal transaction. The above increases in revenues were partially offset by losses in the value of mutual funds associated with a deferred compensation plan acquired in connection with the Gruntal transaction. In September 2002, Ryan Beck allowed the participants in the plan to withdraw their vested benefits upon forfeiting their unvested benefits. A portion of mutual fund investments were sold to fund the plan distributions at a loss of $2.3 million. Also, during the three and nine months ended September 30, 2002, Ryan Beck realized noncash losses of $1.0 million and $2.9 million, respectively, from changes in value of the mutual fund assets.

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

Bancorp Parent Company Results of Operations

                                          For the Three Months          For the Nine Months
                                          Ended September 30,           Ended September 30,
                                        -------------------------   ---------------------------
(In thousands)                           2002      2001    Change     2002      2001     Change
                                        -------   ------    -----   -------   -------    ------
Net interest income:
Interest and fees on loans              $   461       --      461       978        21       957
Interest on investments                      18      119     (101)      265       174        91
Interest on subordinated debentures,
  notes payable and guaranteed
  preferred interests in Bancorp's
  Junior Subordinated Debentures         (4,790)  (4,358)    (432)  (12,634)  (15,077)    2,443
                                        -------   ------    -----   -------   -------    ------
Net interest income                      (4,311)  (4,239)     (72)  (11,391)  (14,882)    3,491
                                        -------   ------    -----   -------   -------    ------
Non-interest income:
Net revenues from sales of real estate     (207)     744     (951)      (35)      734      (769)
Income from equity method investment        486       --      486       705        --       705
Gains on securities available for sale      506    2,246   (1,740)    3,836     3,744        92
Impairment of securities                   (302)      (5)    (297)  (18,459)     (700)  (17,759)
                                        -------   ------    -----   -------   -------    ------
    Non-interest income                     483    2,985   (2,502)  (13,953)    3,778   (17,731)
                                        -------   ------    -----   -------   -------    ------
Non-interest expense:
Employee compensation and benefits           --      531     (531)    3,038     1,505     1,533
Impairment of goodwill                       --    6,624   (6,624)       --     6,624    (6,624)
Amortization of goodwill                     --      929     (929)       --     2,786    (2,786)
Other                                       162      544     (382)      886       585       301
                                        -------   ------    -----   -------   -------    ------
  Non-interest expense                      162    8,628   (8,466)    3,924    11,500    (7,576)
                                        -------   ------    -----   -------   -------    ------
Loss before income taxes                $(3,990)  (9,882)   5,892   (29,268)  (22,604)   (6,664)
                                        =======   ======    =====   =======   =======    ======

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

BFC Holding Company Results of Operations


                                         For the Three Months       For the Nine Months
                                         Ended September 30,        Ended September 30,
                                        -----------------------   ------------------------
(In thousands)                           2002    2001   Change     2002     2001   Change
                                        -----   ------  -------   ------   ------  -------
Net interest income:
Interest on investments                 $ 102      107       (5)     250      309      (59)
Interest on notes payable                (295)    (311)      16     (855)    (950)      95
                                        -----   ------    -----   ------   ------   -------
Net interest income                      (193)    (204)      11     (605)    (641)      36
                                        -----   ------    -----   ------   ------   ------
Non-interest income:
Net revenues from sales of real estate     --       --       --       --    1,346   (1,346)
Impairment of securities                   --   (2,000)   2,000   (1,583)  (3,096)   1,513
Other                                     309      270       39      899      884       15
                                        -----   ------    -----   ------   ------   ------
    Non-interest income                   309   (1,730)   2,039     (684)    (866)     182
                                        -----   ------    -----   ------   ------   ------
Non-interest expense:
Employee compensation and benefits        478      433       45    1,736    1,413      323
Occupancy and equipment                    20       13        7       56       74      (18)
Other                                     199      205       (6)     630      523      107
                                        -----   ------    -----   ------   ------   ------
  Non-interest expense                    697      651       46    2,422    2,010      412
                                        -----   ------    -----   ------   ------   ------
Income (loss) before income taxes       $(581)  (2,585)   2,004   (3,711)  (3,517)    (194)
                                        =====   ======    =====   ======   ======   ======

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

At the indicated date BankAtlantic's capital amounts and ratios were (dollars in thousands):

                                                    Minimum Ratios
                                               -------------------------
                                Actual         Adequately       Well
                            ---------------    Capitalized   Capitalized
                            Amount   Ratio        Ratio         Ratio
                            ------   ------    -----------   -----------
At September 30, 2002:

Total risk-based capital   $395,035  10.83%       8.00%        10.00%
Tier 1 risk-based capital  $349,410   9.58%       4.00%         6.00%
Tangible capital           $349,410   6.85%       1.50%         1.50%
Core capital               $349,410   6.85%       4.00%         5.00%

At December 31, 2001:

Total risk-based capital   $383,295  12.90%       8.00%        10.00%
Tier 1 risk-based capital  $346,057  11.65%       4.00%         6.00%
Tangible capital           $346,057   8.02%       1.50%         1.50%
Core capital               $346,057   8.02%       4.00%         5.00%

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

                                     Net
                                  Portfolio
            Changes                 Value                   Dollar
            in Rate                 Amount                  Change
            -------               ---------               ----------
                            (dollars in thousands)
            +200 bp                $521,652               $  39,853
            +100 bp                $523,635               $  41,836
                  0                $481,799               $       0
            -100 bp                $411,516               $ (70,283)
            -200 bp                $335,340               $(146,459)

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

                                                 Available        Securities
             Percent             Trading         for Sale          Sold Not
            Change in           Securities       Securities           Yet               Dollar
            Fair Value          Fair Value       Fair Value        Purchased            Change
            ----------         -----------       ----------       -----------         ----------
                                          (dollars in thousands)
            (As Restated)                      (As Restated)
                20 %             $214,529          $3,641          $(39,641)          $ 29,755
                10 %             $196,651          $3,338          $(36,337)          $ 14,878
                 0 %             $178,774          $3,034          $(33,034)          $   --
               (10)%             $160,897          $2,730          $(29,731)          $(14,878)
               (20)%             $143,019          $2,427          $(26,427)          $(29,755)

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

                            BFC FINANCIAL CORPORATION

Date:    March 27, 2003     By:          /s/  Alan B. Levan
                                   ---------------------------------------------
                                   Alan B. Levan, President

Date:    March 27, 2003     By:          /s/  Glen R. Gilbert
                                   ---------------------------------------------
                                   Glen R. Gilbert, Executive Vice President,
                                         Chief Accounting Officer and
                                         Chief Financial Officer

I, Glen R. Gilbert, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of BFC Financial Corporation;

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


Date: March 27, 2003

By:/s/ Glen R. Gilbert
             Glen R. Gilbert,
             Chief Financial Officer

I, Alan B. Levan, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of BFC Financial Corporation;

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


Date: March 27, 2003

By:/s/Alan B. Levan
               Alan B. Levan,
               Chief Executive Officer