Form 10-K
period 2002-12-31
BFC FINANCIAL CORP
filed 2003-03-31
CIK 315858

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002

                             Commission File Number
                                   333-72213

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

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

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

                                                                             [ ]

Aggregate market value of the voting common equity held by non-affiliates of the Registrant was $ 24.5 million computed by reference to the closing price of the Registrant's Class A Common Stock on June 28, 2002.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     Class A Common Stock of $.01 par value, 6,474,994 shares outstanding. Class B Common Stock of $.01 par value, 2,362,157 shares outstanding.

       Documents Incorporated by Reference in Part IV of this Form 10-K:

Portions of Registrant's Definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders is incorporated in Part III of this report.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                     PART I

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties including in the "Outlook" sections of Management's Discussion and Analysis of Results of Operations and Financial Condition. When used in this report and in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BFC Financial Corporation ("the Company", "BFC", or "Registrant" which may be referred to as "we", "us" or "our") and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, the risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses and the related sufficiency of the allowance for loan losses; the effects of, and changes in, trade, monetary and fiscal policies and laws, including but not limited to interest rate policies of the Board of Governors of the Federal Reserve System; adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on our activities; the valuation of our debt and equity securities and our ability to liquidate these securities; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; BankAtlantic's seven-day banking initiative and other growth initiatives which may not produce results which justify their costs; the impact of changes in accounting policies by the Securities and Exchange Commission; the impact of periodic testing of goodwill and other intangible assets for impairment; the impact of war, terrorist activities or an escalation of hostilities involving the United States on all of our banking, real estate and broker-dealer businesses and with respect to the operations of Levitt Corporation ("Levitt") and its real estate subsidiaries: the market for real estate generally and in the areas where Levitt Corporation has developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company's success at managing the risks involved in the foregoing. Further, this report contains forward-looking statements with respect to the acquisition by BankAtlantic Bancorp, Inc. ("BankAtlantic Bancorp" or "Bancorp") of Community Savings Bankshares, Inc. ("Community"), which is subject to risks and uncertainties, including but not limited to, the risk that the transaction will cost more, take longer, or be less advantageous than expected. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed herein and in reports filed by the Company with the Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing factors are not exclusive. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above.

ITEM 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

BFC Financial Corporation is a unitary savings bank holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp. BankAtlantic Bancorp is also a diversified financial unitary savings bank holding company that owns 100% of the outstanding stock of BankAtlantic, Levitt Corporation and Ryan, Beck & Co., Inc. ("Ryan Beck").

In August 2000, BankAtlantic Bancorp shareholders approved a corporate transaction that resulted in the retirement of all publicly held BankAtlantic Bancorp Class B Common Stock, other than the Class B Common Stock held by BFC. As a consequence, BFC became the sole holder of the Class B Common Stock which represented 100% of the voting rights of BankAtlantic Bancorp at that time. Because BFC controlled greater than 50% of the vote of BankAtlantic Bancorp, commencing in 2000 BankAtlantic Bancorp was consolidated in the Company's financial statements instead of carried on the equity basis. In 2001, BankAtlantic Bancorp amended its articles of incorporation to grant voting rights to holders of BankAtlantic Bancorp Class A Common Stock, make BankAtlantic Bancorp Class B Common Stock convertible into BankAtlantic Bancorp Class A Common Stock on a share for share basis, and equalize the cash dividends payable on BankAtlantic Bancorp's Class A Common Stock and BankAtlantic Bancorp's Class B Common Stock. As a consequence of the amendment, BankAtlantic Bancorp's Class A shareholders are entitled to one vote per share, which in the aggregate represent 53% of the combined voting power of BankAtlantic Bancorp's Class A Common Stock and BankAtlantic Bancorp's Class B Common Stock. BankAtlantic Bancorp's Class B Common Stock represents the remaining 47% of the combined vote.

At December 31, 2002, the Company's ownership in BankAtlantic Bancorp Class A Common Stock and Class B Common Stock was approximately 16% and 100%, respectively, representing in the aggregate 23% of all of the outstanding BankAtlantic Bancorp Common Stock and 55.2% of the vote.

BankAtlantic Bancorp is a Florida-based diversified financial services holding company and the parent company of BankAtlantic, Levitt Corporation, and Ryan Beck & Co., Inc. Through these subsidiaries, BankAtlantic Bancorp provides a full line of products and services encompassing consumer and commercial banking, real estate development, and brokerage and investment banking.

BankAtlantic is one of the largest financial institutions headquartered in Florida and provides a comprehensive offering of banking services and products via its broad network of community branches throughout Florida and its online banking division - BankAtlantic.com. In late 2001 and early 2002, BankAtlantic commenced its seven day banking initiative. This initiative includes offering free checking, seven-day branch banking, extended lobby hours, a 24-hour customer service center and dozens of new product and customer service initiatives.

BankAtlantic's primary activities include: (i) attracting checking and savings deposits from the public and general business customers, (ii) originating commercial real estate and business loans, and consumer and small business loans, (iii) purchasing wholesale residential loans from third parties, and (iv) making other investments in mortgage-backed securities, tax certificates and other securities.

On March 22, 2002, BankAtlantic acquired Community Savings Bankshares, Inc., the parent company of Community Savings F.A., a savings and loan association that operated 21 offices in Palm Beach, Martin, St. Lucie and Indian River counties in Florida. Including the facilities acquired from Community Savings, BankAtlantic now operates 73 branch offices and more than 180 ATMs located primarily in Miami-Dade, Broward, Hillsborough, Palm Beach, Martin, St. Lucie and Indian River Counties in the State of Florida and has approximately $4.9 billion in assets.

BankAtlantic, a federally-chartered and federally-insured savings bank, was organized in 1952. BankAtlantic is regulated and examined by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC").

Levitt Corporation is the parent company of Levitt and Sons and Core Communities. Levitt and Sons, America's oldest homebuilder and first to build planned suburban communities, currently develops single and multi-family homes for active adults and families throughout Florida. Core Communities develops master-planned communities in Florida, including its original and best known, St. Lucie West - a 4,600-acre community with 4,000 built and occupied homes, 150 businesses employing 5,000 people and a university campus. Tradition, a new master-planned community, now under development on Florida's Treasure Coast in St. Lucie County, which is intended to be developed into 5,600 residences, a commercial town center and a corporate park.

Additionally, BankAtlantic Bancorp and Levitt Corporation together own approximately 40% of the outstanding shares of Bluegreen Corporation ("Bluegreen"), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of drive-to vacation interval resorts, golf communities and residential land. BankAtlantic Bancorp acquired approximately 5% of Bluegreen common stock during the first quarter of 2001, and Levitt Corporation acquired approximately 35% of Bluegreen common stock in April 2002.

Ryan Beck & co., Inc. is a full-service broker dealer engaged in underwriting, market making, distribution, and trading of equity and debt securities. The firm also provides money management services, general securities brokerage, including financial planning for the individual investor and consulting and financial advisory services to financial institutions and middle market companies. Ryan Beck & Co., Inc. also provides independent research in the financial institutions, healthcare, technology, and consumer product industries. Currently, Ryan Beck has over 500 financial consultants located in 42 offices nationwide.

On April 26, 2002 Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in The GMS Group, LLC ("GMS"), a wholly owned subsidiary of Gruntal. Gruntal previously provided securities brokerage and investment banking services to individual and institutional investors. GMS is primarily engaged in the business of buying, selling and underwriting municipal securities. Part of GMS's business is investing in unrated or distressed municipal securities. These securities are not readily marketable. The assets that were acquired from Gruntal include certain of Gruntal's customer accounts, furniture, leasehold improvements and equipment owned by Gruntal that was associated with the offices where Gruntal's financial consultants were located.

During 1999 and 2000, the Company (without consideration of BankAtlantic Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company's interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, and therefore, they are consolidated in these financial statements. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $5.1 million of capital was raised by these partnerships from unaffiliated third parties, as well as officers, directors and affiliates of the Company who invested approximately $4.4 million in the Partnerships. The Company and the general partners retained ownership interests of approximately $1.8 million. Additionally, during 2001, approximately $895,000 of capital was raised from unaffiliated third parties by one of these partnerships and officers, directors and affiliates of the Company invested approximately $1.3 million in the partnership. The Company and the general partners retained ownership interests of approximately $3.8 million increasing the Company's total investment in these partnerships to an aggregate of $5.6 million. Of the $1.3 million invested by officers, directors and affiliates, Alan Levan and Jack Abdo each borrowed $500,000 from the Company on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company each borrowed $50,000 on a non-recourse basis to make their investments. Such amounts were still outstanding at the end of the year (except for John Abdo's $500,000 loan which is discussed in "Related Party Transactions"), bear interest at the prime rate plus 1% and are payable interest only annually with the entire balance due in February 2006. After the limited partners receive a specified return from the partnerships, the general partners are entitled to receive 20% of all cash distributions from the partnerships. The general partners are limited liability companies of which the members are: BFC Financial Corporation - 57.5%, John E. Abdo - 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0%; and John E. Abdo, Jr. - 17.5%. Losses net of minority interests for the year ended December 31, 2002 were $766,000. At December 31, 2002, the Company's net investment in these partnerships was $2.4 million.

In addition to its other activities, the Company apart from BankAtlantic Bancorp and BankAtlantic Bancorp's subsidiaries, owns and manages real estate. Since its inception in 1980, and prior to acquiring control of BankAtlantic Bancorp, the Company's primary business was the organization, sale and management of real estate investment programs. Subsidiaries of the Company serve as corporate general partners of a number of private limited partnerships formed in prior years. The Company ceased the organization and sale of real estate investment programs in 1987. The Company continues to hold mortgage notes receivable of approximately $787,000 that were received in connection with the sale of properties previously owned by the Company.

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

BUSINESS SEGMENTS

Management reports results of operations through seven segments: Bank Investments, Commercial Banking and Community Banking, which are conducted through the Bank Operation segments and are operated solely by BankAtlantic Bancorp and BankAtlantic, Levitt Corporation, Ryan Beck, BankAtlantic Bancorp Parent Company and BFC Holding Company.

BANK INVESTMENTS

The Bank Investments segment relates to the investments in BankAtlantic's securities portfolios as well as wholesale and retail residential lending activities. BankAtlantic's securities portfolios include securities available for sale, investment securities held to maturity and tax certificates. Additionally, this segment manages BankAtlantic's residential loan portfolio.

Securities Available for Sale - Securities available for sale consist of investments in obligations of the U.S. government or its agencies. These consist of mortgage-backed securities, real estate mortgage investment conduits ("REMIC's") and notes or bonds. BankAtlantic securities portfolio serves as a source of liquidity while providing a means to moderate the effects of interest rate changes. The decision to purchase and sell securities is based upon assessments of the economy, the interest rate environment and BankAtlantic liquidity needs.

Investment Securities Held to Maturity and Tax Certificates - Investment securities held to maturity consist of commercial mortgage-backed securities. Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. Interest accrues at the rate established at the auction or by statute. The minimum repayment, in order to satisfy the lien, is the certificate amount plus the interest accrued through the redemption date and applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established timeframes, the certificate may become null and void. BankAtlantic's experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayments generally occur over a two-year period. Other than in Florida and Georgia, we have no significant concentration of tax certificate holdings in any one taxing authority.

The composition, yields and maturities of securities available for sale and investment securities and tax certificates were as follows (in thousands):

                               U.S.                                     Corporate
                             Treasury                     Mortgage-       Bond                     Weighted
                                and           Tax           Backed         and                     Average
                             Agencies     Certificates    Securities    Other (3)      Total        Yield
                             ---------    ------------   ------------   ---------   -----------    --------
December 31, 2002
Maturity: (1)

   One year or less          $      -     $   139,474    $       533    $     36    $   140,043        9.96%
   After one through five
    years                           -          54,600            866         385         55,851        9.96
   After five through ten
     years                          -              -             699      14,841         15,540        3.34
   After ten years                  -              -         703,952          -         703,952        5.29
                             ---------    -----------    -----------    --------    -----------    --------
Fair values (2)              $      -     $   194,074    $   706,050    $ 15,262    $   915,386        6.26%
                             =========    ===========    ===========    ========    ===========    ========
Amortized cost (2)           $      -     $   194,074    $   684,085    $ 14,794    $   892,953        6.34%
                             =========    ===========    ===========    ========    ===========    ========
Weighted average yield
based on fair values                - %          9.96%          5.28%       3.22%          6.26%
Weighted average maturity           -       2.0 years          26.10        8.17          20.69
                             ---------    -----------    -----------    --------    -----------
December 31, 2001

Fair values (2)              $   5,819    $   144,077    $ 1,084,776    $    262    $ 1,234,934        6.37%
                             =========    ===========    ===========    ========    ===========    ========
Amortized cost (2)           $   5,819    $   144,077    $ 1,063,949    $    250    $ 1,214,095        6.59%
                             =========    ===========    ===========    ========    ===========    ========
December 31, 2000

Fair values (2)              $   5,945    $   122,352    $ 1,050,052    $    250    $ 1,178,599        6.90%
                             =========    ===========    ===========    ========    ===========    ========
Amortized cost (2)           $   5,945    $   122,352    $ 1,056,470    $    250    $ 1,185,017        6.43%
                             =========    ===========    ===========    ========    ===========    ========


(1) Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(2) Equity securities held by BankAtlantic Bancorp and Ryan Beck with a cost of $4.8 million, $33.4 million and $35.0 million and a fair value of $5.2 million, $43.4 million and $48.4 million at December 31, 2002, 2001 and 2000 respectively, were excluded from the above table.

(3) Includes $14.8 million of collateralized mortgage obligations secured by non-residential real estate associated with the commercial banking segment at December 31, 2002.

A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and held to maturity and available for sale securities follows (in thousands):

                                                                          DECEMBER 31, 2002
                                                    -------------------------------------------------------------
                                                                        GROSS            GROSS
                                                    AMORTIZED        UNREALIZED        UNREALIZED       ESTIMATED
                                                      COST          APPRECIATION      DEPRECIATION     FAIR VALUE
                                                    ---------       ------------      ------------     ----------
Tax certificates and investment securities:
  Cost equals market                                $ 197,857       $         -       $         -      $  197,857
Mortgage-backed securities held to maturity:
  Market over cost                                     14,383                458                -          14,841
Investment securities available for sale:
  Market over cost                                      1,447                361                -           1,808
Mortgage-backed securities available for sale:
  Market over cost                                    682,217             21,995                -         704,212
  Cost over market                                      1,868                 -                 30          1,838
                                                    ---------       ------------      ------------     ----------
          Total                                     $ 897,772       $     22,814      $         30     $  920,556
                                                    =========       ============      ============     ==========


Residential Loans - BankAtlantic purchases residential loans in the secondary markets. These loans are secured by property located throughout the United States. For residential loan purchases, BankAtlantic reviews the seller's underwriting policies and, for certain individual loans, perform additional credit analysis. These loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. Guidelines for loan purchases relating to: loan amount, type of property, state of residence, loan-to-value ratios, the borrower's sources of funds, appraisal, and loan documentation. BankAtlantic also originates certain residential loans, which are primarily made to "low to moderate income" borrowers in order to comply with standards under the Community Reinvestment Act (see Regulation of Federal Savings Bank). The underwriting of these loans generally follows government agency guidelines with independent appraisers generally performing on-site inspections and valuations of the collateral.

COMMERCIAL BANKING

The Commercial Banking segment includes a wide range of commercial lending products. These products include commercial real estate construction, residential development and land acquisition loans, commercial business loans and trade finance lending. This segment also provides letters of credit and standby letters of credit to corporate customers.

Commercial Real Estate - Commercial real estate loans are provided for the acquisition, development and construction of various property types, as well as the refinancing and acquisition of existing income-producing properties. These loans are generally secured by property primarily located within Florida. Commercial real estate loans typically are based on a maximum of 80% of the collateral's appraised value and, in most cases, require the borrower to maintain escrow accounts for real estate taxes and insurance. Prior to making a loan, BankAtlantic considers the value of the collateral, the quality of the loan, the credit worthiness of the borrowers and guarantors, the location of the real estate, the projected income stream of the property, the reputation and quality of management constructing or administering the property, and the interest rate and fees. BankAtlantic generally requires that one or more of the principals of the borrowing entity guarantee these loans. Loans to and investments in affiliated joint ventures may result in consolidated exposure in excess of the typical loan-to-value ratio, and guarantees of the principals may not be required.

Commercial Business - Commercial business loans are generally made to medium size companies located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area. Both secured and unsecured loans are made, although the majority of these loans are on a secured basis. The accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers typically provide the security for commercial business loans. These loans generally have variable interest rates that are prime or LIBOR-based and are originated for terms ranging from one to five years.

Standby Letters of Credit and Commitments - Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is the same as extending loans to customers. Certificates of deposit and residential and commercial liens may be held as collateral for letters of credit.

BankAtlantic issues commitments for commercial real estate and commercial business loans.

COMMUNITY BANKING

The Community Banking segment offers a diverse range of loan products for individuals and small businesses. These products include home equity loans, automobile loans, overdraft protection on deposit accounts and small business lending. Business bankers and branch market managers originate the above loans. This segment also administers BankAtlantic's ATM network operations located in retail outlets, cruise ships, Native American reservation gaming facilities and BankAtlantic branch locations.

Small Business - Small business loans are generally made to companies located primarily in South Florida, along the Treasure Coast of East Florida and in the Tampa Bay area. Small business loans are primarily originated on a secured basis and do not exceed $1.0 million for non-real estate secured loans and $1.5 million for real estate secured loans. These loans are originated with maturities primarily ranging from one to three years or on demand: however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit are due upon demand. These loans typically have either fixed or variable prime-based interest rates.

Small business loans generally have a higher degree of risk than other loans in our portfolio because they are more likely to be adversely impacted by unfavorable economic conditions. In addition, these loans typically are highly dependent on the success of the business and the credit worthiness of the principals.

Consumer - Consumer loans are primarily loans to individuals originated through the branch network and sales force. The majority of BankAtlantic's originations are home equity lines of credit secured by a second mortgage on the primary residence of the borrower. BankAtlantic currently does not use brokers to originate loans. In the past, BankAtlantic originated automobile loans through automobile dealers, but this activity was discontinued during the fourth quarter of 1998. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. All other consumer loans generally have fixed interest rates with terms ranging from one to five years.

Retail Brokerage Services - During 2002, through its wholly-owned subsidiary, BA Financial Services, LLC, BankAtlantic began offering retail brokerage services to our customers through our branch network. These products and services include mutual funds, bonds, stocks and variable annuities.

Interest Expense and Overhead Allocations to Bank Operations Segments

Interest expense and overhead for Bank Operation segments represents interest expense and certain revenue and expense items that are allocated to each Bank Operation segment by its pro-rata average assets. Items included in interest expense and overhead include: (1) interest expense on all interest-bearing banking liabilities and (2) an allocation of back office and corporate headquarter operating expenses, net of deposit account fee income.

Deposits - BankAtlantic's deposits include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts, IRA and Keogh retirement accounts, brokered certificates of deposit and public funds. Deposits are solicited in BankAtlantic's market areas through advertising and relationship banking activities conducted through our sales force and branch network. During 2002, products such as Totally Free Checking and Totally Free Savings were the lead programs of our marketing strategy to obtain new customers.

BankAtlantic has several relationships, including one with Ryan Beck, for the placement of brokered certificates of deposit. These relationships are considered an alternative source of funding.

Federal Home Loan Bank ("FHLB") Advances - We are a member of the FHLB and can obtain secured advances from the FHLB of Atlanta. Advances are collateralized by a security lien against BankAtlantic's residential loans, certain commercial loans and securities. In addition, certain levels of FHLB stock must be maintained for outstanding advances. FHLB advances are primarily used to fund our purchased residential loan portfolio.

Securities Sold Under Agreements To Repurchase And Other Short-Term Borrowings - Short-term borrowings consist of securities sold under agreements to repurchase, and federal funds borrowings. Securities sold under agreements to repurchase involve a sale of a portion of our current investment portfolio (usually MBS and REMIC's) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. Repurchase agreements are issued to institutions and BankAtlantic's customers. These transactions are collateralized by securities in BankAtlantic's investment portfolio. The FDIC does not insure repurchase agreements. Federal funds borrowings occur under established facilities with various federally insured banking institutions to purchase federal funds. The facilities are used on an overnight basis to assist in managing our cash flow requirements. These federal fund lines are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. BankAtlantic also has a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against BankAtlantic's consumer loans.

Subordinated debentures and mortgage-backed bonds - Subordinated debentures consist of $22 million of floating rate debentures due 2012. Interest on the debentures are payable quarterly and are redeemable after October 2007. The debentures qualify for inclusion in BankAtlantic's total risk-based capital. In connection with the acquisition of Community, BankAtlantic assumed $15.0 million of mortgage-backed bonds. The bonds have a floating interest rate and mature in September 2013.

LEVITT CORPORATION

Levitt Corporation is a real estate company organized in December 1982 under the laws of the State of Florida, and currently engages in real estate activities through: (1) Levitt and Sons, (2) Core Communities, (3) an investment in Bluegreen Corporation, and (4) other subsidiaries and joint ventures.

Levitt Corporation's operating strategy consists of:

      - Building and selling single family homes in both the active adult and primary residential markets,

      - Acquiring land, obtaining entitlements and developing parcels suitable to residential, industrial and commercial users,

      - Re-selling developed parcels to established homebuilders and to commercial and industrial users,

      - Constructing and marketing quality rental apartments, condominium apartments and single family residential units through its interests in joint ventures,

      - Acquiring land and real estate projects either through direct ownership or through joint venture relationships, and

      - Through its interest in Bluegreen Corporation, acquiring, developing, marketing and sale of drive-to vacation resorts and golf communities.

Levitt and Sons

Levitt and Sons and its predecessors have built more than 200,000 homes since 1929 and introduced planned suburban communities to the United States building industry. It is recognized nationally for having built the Levittown communities in New York, New Jersey, Pennsylvania and Puerto Rico. Since 1977, Levitt and Sons has operated principally in Florida. Levitt Corporation acquired Levitt and Sons in 1999.

Levitt and Sons develops planned communities, generally featuring homes priced between $120,000 - $300,000. While in prior years Levitt and Sons focused on active adult communities, Levitt and Sons recently expanded into developing communities for the family market. At December 31, 2002, Levitt and Sons had ten communities under development, for which sales activity had begun. Additionally, through a joint venture, Levitt and Sons is constructing a 164-unit condominium project. All of the communities are located within the State of Florida. At December 31, 2002, information regarding closed units and backlog units was as follows:

                                                      Closed     Backlog
                                                      Units       Units
                                                      ------     -------
Year ended December 31, 2000                           620         703
Year ended December 31, 2001                           879         724
Year ended December 31, 2002                           880         885

Backlog represents the number of units subject to pending sales contracts. Homes are typically sold prior to construction using sales contracts that are usually accompanied by cash deposits. Homes included in the backlog are homes that have been completed, but on which title has not been transferred, homes not yet completed and homes on which construction has not begun.

Additionally, at December 31, 2002, Levitt and Sons had three properties representing an aggregate of approximately 374 acres and an aggregate purchase price of $32.1 million under contract on which due diligence has been completed. While financing is not yet finalized, the transactions are expected to close in 2003. Levitt and Sons estimates these three properties, located in Naples, Estero and Windemere, Florida, will permit the additional development of 933 home sites. One additional property, located in Lake County, Florida, is also under contract, but due diligence has not yet been completed. This property would provide approximately an additional 1,000 homesites at a cost of $7.5 million.

Core Communities

Core Communities was founded in May 1996 to develop the master-planned community now known as St. Lucie West. Levitt Corporation acquired Core Communities in October 1997.

Core Communities' primary business is the development of master-planned communities, including (1) land acquisition, (2) planning, entitlement and infrastructure development, and (3) the sale of platted land and/or developed lots to homebuilders, commercial, industrial and institutional users. Core Communities is currently developing the communities of St. Lucie West, Tradition and commercial land in Live Oak Preserve.

St. Lucie West is a 4,600 acre master-planned community located in St. Lucie County, Florida. Interstate 95 borders it to the west and Florida's Turnpike to the east. St. Lucie West contains residential, commercial and industrial developments. Within the community, residents are close to recreational and entertainment facilities, houses of worship, retail businesses, medical facilities and schools. PGA of America owns and operates a golf course and a country club. The community's baseball stadium serves as the spring training headquarters for the New York Mets. There are approximately 4,000 homes in St. Lucie West housing nearly 8,000 residents. Local businesses in the community employ more than 5,000 workers. Only 365 acres remain available for sale in this project.

In October 1998, Core Communities acquired 2,033 acres of land approximately two miles south of St. Lucie West, also bordering Interstate 95. This project, currently known as Tradition, is intended to be developed as a master-planned community, including a corporate park, a K-12 charter/lab school, commercial properties, residential homes and other uses in a series of mixed-use parcels. It is anticipated that Community Development Districts will be formed to provide financing for the various elements of the project.

In May 2002, Core Communities acquired approximately 1,800 acres of land contiguous to the Tradition property for future expansion. Approximately 430 acres of this property is currently subject to a contract with a single homebuilder for the sale of undeveloped lots commencing in 2003.

Core Communities has entered into a $12.8 million contract expected to close in August 2003 for the acquisition of approximately 1,700 acres of contiguous land to the west and south of its existing Tradition holdings for possible future expansion. Core Communities also has approximately 1,600 acres of its Tradition holdings under contracts for sale with closings expected to commence in August 2003 through 2005 for an aggregate sales price of $30.0 million. Core Communities is under contract to acquire an additional 3,200 acres of contiguous land to the west and south of its existing Tradition holdings.

First phase development is underway at the Tradition project and is expected to continue through 2003. First phase development includes construction of primary access to Interstate 95 and of connector roadways to Interstate 95 from the interior of the Tradition project, construction of the stormwater infrastructure, commercial pod development, and traditional and neo-traditional residential lot development. Core Communities has entered into a contract with two homebuilders for the sale of portions of the first phase residential lots. This transaction is expected to close in 2003.

In September 2001, Core Communities acquired a 1,285-acre tract of land known as Live Oak Preserve in Hillsborough County on the west coast of Florida. During October 2002, Core Communities sold 1,267 acres of this property, representing all of the residential land, in a single transaction. The remaining 18 acres of land represents all of the land zoned for commercial property held for development and sale.

Other Subsidiaries and Joint Ventures

Through subsidiaries, Levitt is engaged in the development and sale of flex industrial properties in Boynton Beach, Florida and the construction of rental properties. Levitt is also involved in joint ventures which defray portions of risk associated with ventures by entering into joint venture agreements with persons and entities who contribute equity capital.

Bluegreen Corporation

Bluegreen Corporation is a leading marketer of vacation and residential lifestyle choices through its resorts and residential land and golf businesses. Bluegreen Corporation's resorts business acquires, develops and markets timeshare interests in resorts generally located in popular high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the Bluegreen Corporation's points-based Bluegreen Vacation Club(TM) product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at any of the Bluegreen Corporation's participating resorts. A timeshare interest also entitles the buyer to access over 3,700 resorts worldwide through the Bluegreen Corporation's participation in timeshare exchange networks. Bluegreen Corporation currently develops, markets and sells timeshare interests in 11 resorts located in the United States and one resort located in the Caribbean.

Bluegreen Corporation's residential land and golf division acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. The residential land and golf division's strategy is to locate its projects (i) near major metropolitan centers but outside the perimeter of intense subdivision development or (ii) in popular retirement areas. Bluegreen Corporation also generates significant interest income through its financing of individual purchasers of timeshare interests and, to a nominal extent, home sites sold by its residential land and golf division.

Levitt acquired shares in Bluegreen Corporation as an investment with the intent of acquiring a significant equity position. Further, Levitt may in the future make a proposal to Bluegreen involving a corporate transaction, such as a merger or reorganization, involving Bluegreen or its subsidiaries.

RYAN BECK & CO., INC.

Ryan Beck provides financial advice to individuals, institutions and corporate clients through 42 offices in twelve states. For individual investors, the firm's Private Client Group provides a full range of financial services, including investment consulting, retirement planning, insurance and investment advisory services. Institutional clients are served by the market-making, underwriting and distribution activities of the firm's experienced Capital Markets Group, which encompasses equity and fixed income trading, fixed income products, institutional sales and research. Through its Investment Banking Group, Ryan Beck provides consulting and financial advisory services to corporate clients, primarily financial institutions and middle-market companies.

As a registered broker-dealer with the SEC, Ryan Beck operates on a fully disclosed basis with its clearing firm, Pershing LLC. Clients consist primarily of (1) high net worth individuals, (2) financial institutions, (3) institutional clients (including mutual funds, pension funds, trust companies, insurance companies, LBO funds, private equity sponsors, merchant banks and other long-term investors) and to a lesser extent, (4) insurance companies and specialty finance companies.

Ryan Beck's subsidiaries, Cumberland Advisors, Inc. ("Cumberland Advisors") and GMS, provide money management and brokerage services to individuals, institutions, government entities and non-profit organizations. Cumberland Advisors was acquired in 1998 and supervises assets for individuals, institutions, retirement plans, governmental entities and cash management portfolios. GMS, which was acquired in the Gruntal transaction, is in the municipal finance business including origination and acquisition of municipal securities. GMS's private client group distribution emphasis is on tax-free securities. Part of GMS's business consists of investing in unrated or distressed municipal securities. These securities are not readily marketable and are either not rated by any rating agency or are rated below investment grade ("below investment grade securities".) Included in the Company's consolidated statement of financial condition was approximately $86 million of below investment grade securities associated with the activities of GMS.

BANKATLANTIC BANCORP PARENT COMPANY

The BankAtlantic Bancorp Parent Company segment operations include the financing of the capital needs of all subsidiaries through debt and equity offerings. The BankAtlantic Bancorp Parent Company obtains its funds from issuances of equity securities, subordinated debentures, convertible subordinated debentures, subordinated investment notes and trust preferred securities, dividends from BankAtlantic, as well as borrowings from unrelated financial institutions. The BankAtlantic Bancorp Parent Company provides capital to its subsidiaries for the financing of acquisitions and for other general corporate purposes. The BankAtlantic Bancorp Parent Company also owns and manages a small portfolio of public and private equity investments. Certain of the Company's affiliates, including certain of its executive officers, have independently made investments with their own funds in both public and private entities in which the BankAtlantic Bancorp Parent Company holds investments. (See Management Discussion and Analysis-"Related Party Transactions" for a further discussion on equity investments.)

BFC HOLDING COMPANY

The BFC Holding Company segment includes all of the operations and all of the assets that are owned by BFC other than BankAtlantic Bancorp and its subsidiaries. BFC owns and manages real estate, which includes the ownership of Burlington Manufacturers Outlet Center ("BMOC"), a shopping center in North Carolina and the unsold land at Center Port, an industrial office park developed in Florida. BFC also holds mortgage notes receivable that were received in connection with the sale of properties previously owned. The BFC Holding Company segment also includes overhead and interest expense. The interest expense relates to debts and other borrowings, primarily utilized for the acquisition of real estate and equity securities. Equity investments primarily include equity securities in the retail and technology sectors and ownership interests in private limited partnerships. Subsidiaries of BFC are the managing general partners of the private limited partnerships and the partnerships' accounts are included in the consolidated financial statements of the Company.

RISK FACTORS

Banking Industry Risks

Banking is a business that depends on interest rate differentials. In general, the net income, which is the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loan and securities holdings, constitutes a major portion of its earnings.

Changes in interest rates can have differing effects on BankAtlantic's net interest income and the cost of purchasing residential mortgage loans in the secondary market. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic's net interest income.

Loan prepayment decisions are also affected by interest rates. Loan prepayments generally accelerate as interest rates fall. Prepayments in a declining interest rate environment reduce BankAtlantic's net interest income and adversely affect its earnings because:

      - It amortizes premiums on acquired loans, and if loans are prepaid, the unamortized premium will be charged off; and

      - The yields it earns on the investment of funds that it receives from prepaid loans are generally less than the yields that it earned on the prepaid loans.

Thus, the earnings and growth of BankAtlantic are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict.

Additionally, BankAtlantic is exposed to the risk that borrowers or counter-parties may default on their obligations to it. Credit risk arises through the extension of loans and leases, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, BankAtlantic establishes policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk.

BankAtlantic attempts to manage credit exposure to individual borrowers and counter-parties on an aggregate basis including loans, securities, letters of credit, derivatives and unfunded commitments. Credit personnel analyze the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party. Credit limits are subject to varying levels of approval by senior line and credit risk management.

The aftermath of the events of September 11, 2001 and the United States' continued war on terrorism and other military conflicts may have an unpredictable effect on economic conditions in general and in our primary market areas. Depending upon the timing and strength of the economic recovery, BankAtlantic could experience a decline in credit quality that could result in loan losses and a material adverse effect on our earnings.

UNDERWRITING AND CREDIT MANAGEMENT

BankAtlantic evaluates a borrower's ability to make principal and interest payments and the value of the collateral securing the underlying loans. Independent appraisers generally perform on-site inspections and valuations of the collateral for commercial real estate loans. All non-residential loans or leases of $1.0 million to $5.0 million require Officers' Loan Committee approval and ratification by Major Loan Committee. Residential loans for over $500,000 require approval by the Officers' Loan Committee and ratification by the Major Loan Committee. Purchased residential loans in pools greater than $50 million require Investment Committee approval. The Investment Committee includes the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Credit Officer of BankAtlantic. All loans over $5.0 million require the approval of the Major Loan Committee. In addition to senior loan officers of BankAtlantic, the Major Loan Committee consists of BankAtlantic's Chief Executive Officer and BankAtlantic's Vice-Chairman. The Officers' Loan Committee includes members of BankAtlantic's executive management.

For consumer and small business lending, credit scoring systems are utilized to assist in the assessment of the relative risks of new underwritings and to provide standards for extensions of credit. Consumer and small business portfolio credit risk is monitored by using statistical models and regular reviews of actual payment experience in order to predict portfolio behavior.

An independent credit review group conducts ongoing reviews of credit activities and portfolios, reexamining, on a regular basis, risk assessments for credit exposure and overall compliance with policy. This group meets periodically with the Credit Policy Committee to provide an update on the status of the various loan portfolios.

A separate Senior Loan Committee meets monthly to discuss the progress of individual credits, to monitor compliance with lending policies and to consider upgrading or downgrading the risk grades of specific loans. The Senior Loan Committee includes the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Credit Officer. BankAtlantic's primary credit exposure is focused in its loan and lease portfolio, which totaled $3.4 billion and $2.8 billion at December 31, 2002 and 2001, respectively.

Loans and leases receivable composition at BankAtlantic on the dates indicated was (in thousands):

                                                                   As of December 31,
                        ----------------------------------------------------------------------------------------------------------
                                 2002                 2001                  2000                 1999                  1998
                        -------------------  --------------------  -------------------  --------------------  --------------------
                          Amount    Percent    Amount     Percent    Amount    Percent    Amount     Percent    Amount     Percent
                        ----------  -------  ----------   -------  ----------  -------  ----------   -------  ----------   -------
Loans receivable:
Real estate loans:
  Residential real
   estate               $1,378,041   40.86%  $1,111,775    40.07%  $1,316,062   46.14%  $1,188,092    44.39%  $1,336,587    50.90%
  Construction and
   development           1,218,411   36.13    1,122,628    40.47      937,881   32.88      634,382    23.71      439,418    16.74
  Commercial real
   estate                  755,492   22.40      522,006    18.82      369,282   12.95      312,014    11.66      341,738    13.02
  Small business -
   real estate              98,494    2.92       43,196     1.56       28,285    0.99       22,241     0.83       20,275     0.77
Other loans:
  Second mortgage -
   direct                  261,579    7.76      166,531     6.00      124,859    4.38       85,936     3.21       60,403     2.30
  Second mortgage -
   indirect                  1,713    0.05        2,159     0.08        4,020    0.14        5,325     0.20        8,032     0.31
  Commercial business       82,174    2.44       76,146     2.74       86,194    3.02      188,040     7.03       91,591     3.49
  Small business -
   non-mortgage             62,599    1.86       59,041     2.13       69,325    2.43       93,442     3.49       98,543     3.75
  Lease finance             31,279    0.93       54,969     1.98       75,918    2.66       43,436     1.62       25,055     0.95
  Due from foreign
   banks                         0    0.00        1,420     0.05       64,207    2.25       51,894     1.94       27,293     1.04
  Consumer - other
   direct                   24,881    0.74       25,811     0.93       33,036    1.16       35,508     1.33       40,930     1.56
  Consumer - other
   indirect                  6,392    0.19       23,241     0.84       58,455    2.05      120,184     4.49      212,571     8.10
Loans held for sale:
  Residential real
   estate                        0    0.00        4,757     0.17            0    0.00      220,236     8.23      168,881     6.43
  Syndication loans         14,499    0.43       40,774     1.47       80,016    2.80            0     0.00            0     0.00
                        ----------  ------   ----------   ------   ----------  ------   ----------   ------   ----------   ------
        Total            3,935,554  116.69    3,254,454   117.31    3,247,540  113.85    3,000,730   112.13    2,871,317   109.36
                        ----------  ------   ----------   ------   ----------  ------   ----------   ------   ----------   ------
Adjustments:
Undisbursed portion of
   loans in process        511,861   15.18      434,166    15.65      344,390   12.07      286,608    10.71      218,937     8.34
Unearned discounts           3,041    0.09        1,470     0.05        3,675    0.13       (6,420)   (0.24)     (11,277)   (0.43)
(premiums)
Allowance for loan
   losses                   48,022    1.42       44,585     1.61       47,000    1.65       44,450     1.66       37,950     1.45
                        ----------  ------   ----------   ------   ----------  ------   ----------   ------   ----------   ------
    Total loans
     receivable, net    $3,372,630  100.00%  $2,774,233   100.00%  $2,852,475  100.00%  $2,676,092   100.00%  $2,625,707   100.00%
                        ==========  ======   ==========   ======   ==========  ======   ==========   ======   ==========   ======
Bankers acceptances     $        0  100.00%  $        5   100.00%  $    1,329  100.00%  $   13,616   100.00%  $    9,662   100.00%
                        ==========  ======   ==========   ======   ==========  ======   ==========   ======   ==========   ======

Real Estate Industry Risks

The real estate industry is highly cyclical by nature and future market conditions are uncertain. Factors which adversely affect the real estate and homebuilding industries, many of which are beyond Levitt's control include:

      -     The availability and cost of financing,

      -     Unfavorable interest rates and increases in inflation,

      -     Overbuilding or decreases in demand,

      - Changes in the general availability of land and competition for available land,

      - Construction defects and warranty claims arising in the ordinary course of business, including mold related property damage and bodily injury claims,

      -     Changes in national, regional and local economic conditions,

      - Cost overruns, inclemental weather, and labor and material shortages,

      - The impact of present or future environmental legislation, zoning laws and other regulations,

      - Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property, and

      -     Increases in real estate taxes and other governmental fees.

In addition, Levitt currently develops and sells properties primarily in Florida. The Florida markets in which Levitt operates are subject to the risks of natural disasters such as hurricanes and tropical storms. These natural disasters could have a material adverse effect on Levitt's business by causing the incurrence of uninsured losses, the incurrence of delays in construction, and shortages and increased costs of labor and building materials.

Brokerage Industry Risks

The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. Ryan Beck's business and its profitability are affected by many factors including:

      -     The volatility and price levels of the securities markets,

      -     The volume, size and timing of securities transactions,

      -     The demand for investment banking services,

      -     The level and volatility of interest rates,

      -     The availability of credit,

      -     Legislation affecting the business and financial communities,

      -     The economy in general and

      -     The volatility of equity and debt securities held in inventory.

Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, Ryan Beck is likely to be adversely affected by negative economic developments in the mid-Atlantic region or the financial services industry in general.

The majority of Ryan Beck's assets and liabilities are securities owned or securities sold, but not yet purchased. Securities owned and securities sold, but not yet purchased, are associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck and are accounted for at fair value in our financial statements. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets or management's estimates of amounts to be realized on settlement. As a consequence, volatility in either the stock or fixed-income markets, could result in an adverse change in our financial statements. Trading transactions as principal involve making markets in securities, which are held in inventory to facilitate sales to and purchases from customers. As a result of this activity, Ryan Beck may be required to hold securities during declining markets.

The Gruntal transaction significantly increased the size of Ryan Beck, but its success will be dependent upon Ryan Beck's ability to integrate the Gruntal operations, successfully manage a much larger organization and retain its new employees. Although Ryan Beck assumed a $21 million deferred compensation plan obligation for participating financial consultants, and Ryan Beck put in place a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $9.5 million, respectively, for certain financial consultants and key employees, the financial consultants and other employees may choose not to remain with Ryan Beck. Additionally part of GMS's business consists of investing in below investment grade securities. In some instances, GMS holds a majority of the securities of an issue. These below investment grade securities generally consist of revenue bonds issued by tax-exempt entities related to healthcare and long-term care facilities. The payment of the principal and interest associated with these securities is dependent on the cash flows of the issuer. As a consequence, GMS is exposed to the risk that the issuer's cash flows from operations will not be sufficient to cover the debt service resulting in GMS not recovering its entire investment. The credit risk on below investment grade securities is significant and therefore a change in the credit quality of an issue could result in a significant impact on the fair value of the issue. Since, there is no trading market for many of these securities, GMS may not be able to liquidate its position at prices that would be available for securities that are readily marketable. These securities are accounted for in our financial statements at amounts that we believe represent the fair value of the securities but there is no assurance that we will be able to realize such amounts upon sale.

BankAtlantic Bancorp Parent Company Risks

As of December 31, 2002, approximately $246.2 million of indebtedness was outstanding at the BankAtlantic Bancorp holding company level. The degree to which BankAtlantic Bancorp is leveraged poses risks to BankAtlantic Bancorp's operations, including the risk that BankAtlantic Bancorp's cash flow will not be sufficient to service its outstanding debt and that BankAtlantic Bancorp may not be able to obtain additional financing or refinancing. If BankAtlantic Bancorp is forced to utilize all or most of its cash flow for the purpose of servicing debt, it will not be able to use those funds for other purposes including payment of dividends to us. BankAtlantic Bancorp's ability to meet these obligations is largely dependent on BankAtlantic's ability to pay dividends to BankAtlantic Bancorp. BankAtlantic's ability to pay dividends is limited and is primarily determined based on BankAtlantic's net income.

As of December 31, 2002, BFC owned all of BankAtlantic Bancorp's issued and outstanding Class B Common Stock and 8,296,891 shares, or approximately 16%, of BankAtlantic Bancorp's issued and outstanding Class A Common Stock. These shares represent approximately 55% of BankAtlantic Bancorp's total voting power. Since the Class A Common Stock and Class B Common Stock vote as a single group on most matters, BFC is in a position to control BankAtlantic Bancorp and elect a majority of BankAtlantic Bancorp's Board of Directors. Additionally, Alan B. Levan, BankAtlantic Bancorp's Chairman of the Board of Directors and Chief Executive Officer of BankAtlantic, and John E. Abdo, Vice Chairman of BankAtlantic Bancorp's Board of Directors and the Vice Chairman of the Board of Directors and Chairman of the Executive Committee of BankAtlantic, beneficially own approximately 45.4% and 15.7% of the shares of BFC, respectively. As a consequence, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote of BankAtlantic Bancorp, except in those limited circumstances where Florida law mandates that the holders of our Class A Common Stock vote as a separate class. BFC's control position may have an adverse effect on the market price of BankAtlantic Bancorp's Class A Common Stock.

BFC Holding Company Risks

As of December 31, 2002, approximately $6 million of indebtedness was outstanding at the BFC holding company level. The degree to which BFC is leveraged poses risks to BFC's operations, including the risk that BFC's cash flow will not be sufficient to service its outstanding debt and that BFC may not be able to obtain additional financing or refinancing. If BFC is forced to utilize all or most of its cash flow for the purpose of servicing debt, it will not be able to use those funds for other purposes. BFC's ability to meet its obligations is largely dependent on BankAtlantic Bancorp's ability to pay dividends to BFC. BankAtlantic Bancorp's ability to pay dividends is limited and is primarily dependent on receiving dividends from BankAtlantic which in turn is largely determined based on BankAtlantic's net income

Additionally, Alan B. Levan, our Chairman of the Board of Directors and Chief Executive Officer and John E. Abdo, Vice Chairman of our Board of Directors beneficially own approximately 45.4% and 15.7% of the Class A Common Stock and 45.4% and 15.7% of the Class B Common Stock of BFC, respectively. As a consequence, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote of BFC. Alan Levan and John Abdo's control position may have an adverse effect on the market price of our common stock.

EMPLOYEES

Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with employee benefits provided by other major employers in its markets.

The Company's number of employees at the indicated dates was:

                              DECEMBER 31, 2002          DECEMBER 31, 2001
                              -----------------         --------------------
                              FULL-       PART-         FULL-          PART-
                              TIME        TIME          TIME           TIME
                              -----       -----         -----          -----
BFC                               7           1             6              1
BankAtlantic                  1,134         219           830             85
Levitt Corporation              221          28           202             27
Ryan Beck                     1,215          40           300             13
                              -----       -----         -----          -----
   Total                      2,577         288         1,338            126
                              =====       =====         =====          =====


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

Levitt Corporation is engaged in the real estate development and construction industry. The business of developing and selling residential properties and planned communities is highly competitive and fragmented. Levitt Corporation competes with numerous large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some competing builders have nationwide operations and substantially greater financial resources. Levitt Corporation's products must also compete with re-sales of existing homes and available rental housing. In general, the housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect the demand for new homes, including the availability and cost of labor and materials, changes in costs associated with home ownership, overbuilding, a surplus of available real estate offerings in the market or decreases in demand, changes in consumer preferences, demographic trends and the availability of mortgage financing.

Ryan Beck is engaged in investment banking, securities brokerage and asset management activities all of which are extremely competitive businesses. Competitors include:

      - All of the member organizations of the New York Stock Exchange and NASD,

      -     Banks,

      -     Insurance companies,

      -     Investment companies, and

      -     Financial consultants.

In addition to its ownership in BankAtlantic Bancorp, BFC owns and manages real estate primarily through its ownership of BMOC. In connection with its leasing activities, BMOC competes with other shopping centers and outlet centers for tenants. There are also owners of other buildings within BMOC that compete for the same tenants as BMOC.

REGULATION AND SUPERVISION

HOLDING COMPANIES

BFC and BankAtlantic Bancorp are both unitary savings bank holding companies within the meaning of the Home Owner's Loan Act, as amended ("HOLA"). As such, both are registered with the Office of Thrift Supervision ("OTS") and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over BFC and BankAtlantic Bancorp our non-savings bank subsidiaries including Levitt Corporation and Ryan Beck. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.

HOLA prohibits a savings bank holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings institution, the OTS must consider the financial and managerial resources and future prospects of the company and savings institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that the Bank continues to satisfy the QTL test. See "Regulation of Federal Savings Banks - QTL Test" for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution by the OTS and that will be held as a separate subsidiary, we would become a multiple savings bank holding company and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company ("BHC") Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

Transactions between the Bank, including any of the Bank's subsidiaries, and us or any of the Bank's affiliates, are subject to various conditions and limitations. See "Regulation of Federal Savings Banks - Transactions with Related Parties." The Bank must file a notice with the OTS prior to any declaration of the payment of any dividends or other capital distributions to us. See "Regulation of Federal Savings Banks - Limitation on Capital Distributions."

FEDERAL SECURITIES LAWS

BFC's Class A Common Stock and BFC's Class B Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

BANKATLANTIC

General

The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), which are administered by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions or forming subsidiaries. The OTS and the FDIC conduct periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors.

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

REGULATION OF FEDERAL SAVINGS BANKS

Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank's unimpaired capital and surplus. Additional loans or extensions of credit are permitted of up to 10% of unimpaired capital and surplus if they are fully secured by readily-marketable collateral. Such collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2002, the Bank's limit on loans to one borrower was $59.6 million. At December 31, 2002, the Bank's largest aggregate amount of loans to one borrower was $45.9 million and the second largest borrower had an aggregate balance of $42.7 million.

QTL Test. HOLA requires a savings bank to meet a Qualified Thrift Lending ("QTL") test by maintaining at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2002, the Bank maintained 77.6% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

Capital Requirements. The OTS regulations require savings banks to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets and a core capital ratio (as defined under OTS regulations). For a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating, the minimum core capital ratio is 3%, and the minimum core capital ratio for any other depository institution is 4%, unless a higher capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings bank must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies, to 100% for consumer and commercial loans, as assigned by the OTS capital regulations based on the risks OTS believes are inherent in the type of asset. On May 10, 2002, the OTS adopted amendments to its capital regulations which, among other matters, eliminated the interest rate risk component of the risk-based capital requirement. Pursuant to the amendment, the OTS will continue to monitor the interest rate risk management of individual institutions through the OTS requirements for interest rate risk management, the ability of the OTS to impose an individual minimum capital requirement on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, which provides guidance regarding the management of interest rate risk and the responsibility of boards of directors in that area.

The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2002 (dollars in thousands):

                                                                December 31, 2002
                                -------------------------------------------------------------------------
                                                     Minimum Capital
                                -------------------------------------------------            Well
                                         Actual                    Requirement            Capitalized
                                --------------------           ------------------    --------------------
                                   Amount      Ratio            Amount      Ratio       Amount      Ratio
                                ----------     -----           --------     -----    ----------     -----
Tangible capital                $  347,927      7.26%            71,873      1.50%   $   71,873      1.50%
Core capital                       347,927      7.26            191,661      4.00       239,576      5.00
Total tier 1 risk-based
  capital                          347,927     10.01            139,088      4.00       208,632      6.00
Total risk-based capital           413,469     11.89            278,176      8.00       347,720     10.00

Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year plus the retained net income for the preceding two years, then the Bank must file an application for OTS approval of a proposed capital distribution. In addition, the OTS can prohibit a proposed capital distribution otherwise permissible under the regulation, if it has determined that the institution is in need of more than customary supervision or that a proposed distribution by an institution would constitute an unsafe or unsound practice. Furthermore, under the OTS Prompt Corrective Action Regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to satisfy its minimum capital requirements, as described above See "Regulation - Regulation of Federal Savings Institutions - Prompt Corrective Regulatory Action".

Liquidity. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's average liquidity ratio at December 31, 2002 was 19.23%.

Assessments. Savings institutions are required by OTS regulation to pay semi-annual assessments to the OTS to fund OTS operations. The regulations base the assessment for individual savings institutions on three components: the size of the institution on which the basic assessment is based; the institution's supervisory condition; and the complexity of the institution's operations. The Bank's assessment expense during the year ended December 31, 2002 was approximately $745,000.

Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings banks to establish branches in any state of the United States.

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS, in connection with its examination of a savings bank, to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "satisfactory" CRA performance evaluation in its most recent evaluation. Insured depository institutions also must publicly disclose certain agreements that are in fulfillment of CRA. We have no such agreements in place at this time.

Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Bank has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the BHCA as an affiliate for purposes of Sections 23A and 23B. The OTS regulations prohibit a savings bank (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under
Section 4(c) of the Bank Holding Company Act ("BHC Act") and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings bank and also limits the aggregate amount of transactions with all affiliates to 20% of the savings bank's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to nonaffiliated companies. On October 1, 2001, the Bank made a special dividend to BankAtlantic Bancorp of all the outstanding stock of Levitt Corporation, and Levitt Corporation thereupon became a subsidiary of BankAtlantic Bancorp instead of the Bank. As a consequence, transactions between the Bank and Levitt Corporation became subject to the regulations and statutes described above and in connection with the transaction the OTS issued a "no action" letter which effectively grandfathered all then-outstanding loans, commitments and letters of credit ("Levitt Loans") from the Bank to Levitt. In addition, the Bank agreed that it would not engage in covered transactions with affiliates until the aggregate amount of all covered transactions, including the Levitt Loans, falls below twenty percent of the Bank's capital stock and surplus.

Section 402 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

Standards for Safety and Soundness. Pursuant to the requirements of the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), the OTS, together with the other federal bank regulatory agencies, have adopted a set of guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

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

Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action Regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings institutions. For this purpose, a savings institution would be placed in one of five categories based on its capital. Generally, a savings institution is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. The most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. See "- Capital Requirements."

The severity of the action authorized or required to be taken under the Prompt Corrective Action Regulations increases as a bank's capital deteriorates within the three undercapitalized categories. All institutions are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the institution would be undercapitalized. An undercapitalized institution is required to file a capital restoration plan within 45 days of the date the institution receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized institution and to restrict the asset growth, acquisitions, branching, and new lines of business of such an institution. If one or more grounds exist for appointing a conservator or receiver for an institution, the OTS may require the institution to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository bank. When appropriate, the OTS can require corrective action by a savings bank holding company under the "Prompt Corrective Action" provisions of FDICIA.

Insurance of Deposit Accounts. Savings banks are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by each bank. Under the risk-based assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period. The supervisory subgroup to which an institution is assigned is based upon a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. Both the BIF and SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. The FDIC has recently alerted institutions to the possibility of higher deposit insurance premiums in early 2003. The FDIC stated that, if necessary, the increased premiums would likely affect only institutions with BIF-insured deposits and would not exceed 5 basis points. While increases in deposit insurance premiums could have an adverse effect on the Company's earnings, the recent advisory statement from the FDIC, if enacted, is not expected to have a material adverse effect on the Company's earnings.

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the SAIF and expand the assessment base for the payments of Financing Corporation ("FICO") bonds. FICO bonds were sold by the federal government in order to finance the recapitalization of SAIF and BIF insurance funds. The recapitalization of the SAIF and BIF insurance funds was necessitated following payments made from these insurance funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's. The quarterly adjusted rate of assessment for FICO bonds is 0.0172% for both BIF-and SAIF-insured institutions.

Privacy and Security Protection. The OTS has adopted regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act ("Gramm-Leach"). The regulations, which require each financial institution to adopt procedures to protect customers' and customers' "non-public personal information" became effective November 13, 2000. The Bank has a privacy protection policy which we believe complies with applicable regulations. In February 2001, the OTS and other federal banking agencies finalized guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program. The new regulation became effective on July 1, 2001. We do not believe that these regulations will have a material impact upon our operations.

Internet Banking. Technological developments are dramatically altering the methods by which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted at various aspects of Internet Banking and have indicated their intention to re-evaluate their regulations to ensure they encourage bank efficiency and competitiveness consistent with safe and sound banking practices. The Company cannot assure that federal bank regulatory agencies will not adopt new regulations that will not materially affect or restrict the Bank's Internet operations.

Insurance Activities. As a federal savings bank, we are generally permitted to engage in certain insurance activities through subsidiaries. OTS regulations promulgated pursuant to Gramm-Leach prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulation also requires prior disclosure of this prohibition to potential insurance product or annuity customers.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2002 of $64.9 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLB of Atlanta paid dividends on the capital stock of $3.2 million during the year ended December 31, 2002. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $36.1 million. The amount of aggregate transaction accounts in excess of $41.3 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 14%. The FRB regulations currently exempt $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Anti-Terrorism Regulation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") was signed into law on October 26, 2001, providing the federal government with new powers. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act enacts measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including (i) financial institutions must establish anti-money laundering programs that include, at a minimum, internal policies, procedures and controls as well as an independent audit function to test the programs; and (ii) regulations are to be promulgated setting minimum standards with respect to customer identification upon the opening of new accounts. The federal banking agencies have begun to propose and implement regulations requiring financial institutions to adopt the policies and procedures contemplated by the USA Patriot Act. Implementation of the USA Patriot Act did not have a material impact upon the financial condition or results of operations of the Company.

LEVITT CORPORATION

Levitt Corporation, through its subsidiaries, engages in real estate development activities and residential and commercial construction in the State of Florida. Levitt's business activities are subject to various local and state statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters that impose restrictive zoning and density requirements the purposes of which are to limit building within the boundaries of a particular area. Local laws frequently require builders to provide roads and other off-site infrastructure in connection with a homebuilding project. Further, schools, parks, water treatment and other public improvements are required in connection with real estate development activities, and these requirements drive up the cost of development while extending the time within which a project can be brought to completion. The State of Florida and various counties have declared (and may declare in the future) moratoriums on the issuance of building permits and/or impose restrictions in areas where roads, schools, parks, water and sewage treatment facilities and other infrastructure do not reach minimum standards. Further, in response to severe windstorm damage suffered in the past, the State of Florida has adopted stringent building codes that require, among other things, builders to use specific construction materials and to follow specific construction practices and techniques.

Levitt Corporation's subsidiaries are also subject to local and state statutes, ordinances, rules and regulations concerning the protection of health and the environment. The specific environmental regulations that may apply vary according to site location, its environmental conditions and its present and former uses as well as the present and former uses of adjoining properties. These laws and regulations are subject to frequent change; in some cases, activities may be delayed or halted by changes in statutes or rules. In addition, environmental laws and conditions can prohibit or severely restrict building activity in environmentally sensitive regions.

RYAN BECK & CO., INC.

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

Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 2002, Ryan Beck was registered as a broker-dealer in 50 states and the District of Columbia. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of clients' funds and securities, capital structure of securities firms, record-keeping and reporting, fee arrangements, disclosure to clients and the conduct of directors, officers and employees.

Additionally, legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The profitability of broker-dealers could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

Securities held in custody by Pershing for Ryan Beck's customer accounts are protected to an unlimited amount. The Securities Investors Protection Corporation ("SIPC"), provides $500,000 of coverage, including $100,000 for claims for cash. Pershing provides the remaining coverage through a commercial insurer. The account protection applies when a SIPC member firm fails financially and is unable to meet obligations to securities customers, but it does not protect against losses from the rise and fall in the market value of investments.

Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm's liquidation. At December 31, 2002, Ryan Beck was in compliance with all applicable capital requirements.

Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the SEC as a fully disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified into continuing operations. As a consequence, the Company reclassified from income (loss) from extraordinary items to income from continuing operations a $389,000 loss and a $12.2 million gain on the redemption by BankAtlantic Bancorp of subordinated investments notes and convertible debentures reflected in the Company's statement of operations for the year ended December 31, 2001 and 2000, respectively. The reclassification reduced basic earnings per share from continuing operations by $.03 and reduced diluted earnings per share from continuing operations by $0.03 for the year ended December 31, 2001. The reclassification increased basic earnings per share from continuing operations by $1.00 and increased diluted earnings per share from continuing operations by $0.93 for the year ended December 31, 2000.

In June 2002, the FASB issued Statement No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this Statement, a liability was recognized when the entity committed to an exit plan. Management believes that this Statement will not have a material impact on the Company's financial statements; however, the Statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

In October 2002, the FASB issued Statement No. 147 ("Acquisitions of Certain Financial Institutions"). This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. This Statement provides that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, "Goodwill and Other Intangible Assets". Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in Statement No. 147 are met, the amount of the unidentifiable intangible asset recorded in previous acquisitions will be reclassified to goodwill upon adoption of this Statement. The Statement will not affect the Company's prior acquisitions, and management believes that this Statement will not have an impact on the Company's historical financial statements.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The Company implemented the disclosure requirements of this interpretation as of December 31, 2002 and the liability recognition provisions of the interpretation as of January 1, 2003.

In December 2002, the FASB issued Statement No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure"). This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented the disclosure requirements of this Statement as of December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The Interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of evaluating if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, noncontrolling interest and results of activities are required to be included in the Company's consolidated financial statements. Our investments and advances to unconsolidated entities were $51.9 million at December 31, 2002. These entities were primarily real estate joint ventures. We believe that the majority of these entities will not be consolidated, however, we can not give any assurance that this will be the case until we complete our evaluation. We expect to complete our evaluation by July 1, 2003, the deadline imposed by this interpretation.

AVAILABLE INFORMATION

The Company does not currently maintain a web site but will provide its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically or by paper free of charge upon request.

ITEM 2.  PROPERTIES

The Company's, BankAtlantic Bancorp's and BankAtlantic's principal and executive offices are located in BankAtlantic's building at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304. In addition to BankAtlantic's branches, BankAtlantic owns three buildings and leases four locations that house its back office operations. The following table sets forth owned and leased BankAtlantic branch offices at December 31, 2002:

                                    Miami-Dade          Broward          Palm Beach         Tampa Bay
                                    ----------          -------          ----------         ---------

Owned full-service branches             4                  10                26                 3
Leased full-service branches            8                  12                 5                 4
                                    ---------          ---------          ---------         ---------
    Total full-service branches         12                 22                31                 7
                                    =========          =========          =========         =========
Lease expiration dates              2004-2012          2003-2009          2003-2006         2003-2004
                                    =========          =========          =========         =========

BankAtlantic also maintains two ground leases in Broward County expiring between 2006 and 2072.

Levitt Corporation leases administrative space. The leases expire in 2004 and 2006.

Ryan Beck's office space includes leased facilities in the following states with year of lease expiration:

                           LEASE          NUMBER OF
 LOCATIONS              EXPIRATION        OFFICES
 ---------              ----------        -------
California                     2009           1
Connecticut             2004 - 2005           3
Florida                 2003 - 2005           5
Georgia                        2004           1
Illinois                       2008           1
Maryland                       2009           1
Massachusetts           2004 - 2006           4
New Jersey              2003 - 2012           7
New York                2003 - 2010           9
Pennsylvania            2003 - 2011           7
Texas                   2003 - 2005           2
Virginia                       2003           1
                                          -----
                                             42
                                          =====

During the year ended December 31, 2002, BankAtlantic purchased a $14.3 million office facility to consolidate BankAtlantic's headquarters and back office operations into a centralized facility. The estimated costs to renovate the facility for use as BankAtlantic's operational center is approximately $20 million and is expected to be completed in June 2004.

The Company owns a shopping center known as the Burlington Manufacturers Outlet Center located in Burlington, North Carolina containing approximately 265,265 leaseable square feet. It is not utilized by the Company but is held by the Company as an investment.

ITEM 3. LEGAL PROCEEDINGS

The following is a description of certain lawsuits other than ordinary routine litigation incidental to the Company's business to which the Company or a subsidiary thereof is a party:

COMMERCE BANCORP, INC. V. BANKATLANTIC, CIVIL ACTION NO. 02CV 4774
(JBS)(D.N.J.)(CAMDEN) On October 3, 2002, Commerce Bancorp, Inc. ("Commerce") filed a complaint against BankAtlantic in the United States District Court for the District of New Jersey. The complaint, which seeks unspecified money damages and injunctive relief, asserts that BankAtlantic is infringing certain trademark rights allegedly owned by Commerce in the slogan "AMERICA'S MOST CONVENIENT BANK" by virtue of BankAtlantic's use of the slogan "FLORIDA'S MOST CONVENIENT BANK." Commerce recently filed a motion for leave to file an amended complaint, which seeks to assert additional claims for trademark infringement based on Commerce's allegation that BankAtlantic's use of the word "WOW" infringes trademark rights purportedly owned by Commerce in the phrases "WOW ANSWER GUIDE," "COMMERCE WOW! ZONE," "COMMERCEWOW!ZONE," and "WOW! THE CUSTOMER." Management intends to contest the case vigorously.

SMITH & COMPANY, INC., PLAINTIFF VS. LEVITT-ANSCA TOWNE PARTNERSHIP, BELLAGGIO BY LEVITT HOMES, INC., ET AL., DEFENDANTS/COUNTER-PLAINTIFFS VS. SMITH & COMPANY, INC. AND THE AMERICAN HOME ASSURANCE COMPANY, filed in the Circuit Court of Florida, Palm Beach County, Fifteenth Circuit, Case No. CL00-12783 AF. On December 29, 2000, Smith & Company, Inc. ("Smith") filed an action against Levitt-Ansca Towne Partnership (the "Partnership"), Bellaggio By Levitt Homes, Inc. ("BLHI"), Bellaggio By Ansca, Inc. a/k/a Bellaggio By Ansca Homes, Inc., and Liberty Mutual Insurance Company (collectively "Defendants") seeking damages and other relief in connection with an August 21, 2000 contract entered into with the Partnership. BLHI is a 50% partner of the Partnership and is wholly owned by Levitt and Sons. The Complaint alleged that the Partnership wrongfully terminated the contract, failed to pay for extra work performed outside the scope of the contract and breached the contract. The Partnership denied the claims, asserted defenses and asserted a number of counterclaims. This case was tried before a jury, and on March 7, 2002, the jury returned a verdict against the Partnership. On March 11, 2002, the Court entered a final judgment against the Defendants in the amount of $3.68 million. In addition, under the final judgment it is likely that Smith and its surety company will be entitled to recover legal fees and other costs. Since BLHI is a 50% partner of the Partnership, its share of potential liability under the judgment and for attorneys' fees, which is estimated to be approximately $2.6 million. The Partnership filed an appeal on December 6, 2002, which it intends to vigorously pursue.

SCOTT TEICH V. RYAN BECK & CO., INC., Case No. 03-80138-CIV-MIDDLEBROOKS/ JOHNSON, United States District Court for the Southern District of Florida, West Palm Beach, Division. On January 30, 2002, a one-count purported class action complaint was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (Case No. CA-1114AF) by a former Gruntal employee seeking a declaratory judgment that Ryan Beck is liable for all pre-April 26, 2002 claims against Gruntal by former Gruntal retail customers and retail brokers, whether pending or to be filed in the future, not expressly assumed by Ryan Beck in its acquisition of certain of the assets of Gruntal. The complaint does not specify the amount of such claims. The complaint seeks to impose liability under the theory that either (1) Ryan Beck engaged in a de facto merger with Gruntal, or (2) Ryan Beck's brokerage business is a mere continuation of Gruntal's brokerage business, or (3) Ryan Beck is the beneficiary of a fraudulent transfer. Ryan Beck removed the case to federal court and subsequently filed a motion to dismiss the complaint on various grounds.

In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal. Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the transaction date. In these actions Ryan Beck is alleged to be "successor" in interest to Gruntal, which allegations Ryan Beck denies. In some instances the former Gruntal brokers against whom the claims relate are now employed by Ryan Beck and in other instances the brokers are not employed by Ryan Beck. Ryan Beck did not assume any of the liabilities associated with these actions in the Gruntal transaction. While Ryan Beck does not consider any individual action to be material, an adverse result in a number of these actions in the aggregate could adversely affect the Company's financial statements. In October 2002, Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws.


The Company and its subsidiaries may be parties to other lawsuits as plaintiff or defendant involving its securities sales, brokerage and underwriting, acquisitions, bank operations lending, tax certificates and real estate development activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Class A Common Stock and the Class B Common Stock have substantially identical terms except that:

      - Each share of Class A Common Stock is entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. When the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. When the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%; and

      - Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock and the Class B Common Stock, as reported by the National Quotation Bureau, L.L.C. The Company's Class A and Class B common stock trade on the OTC Bulletin Board under the symbols BFCFA and BFCFB, respectively.

Year:
----
                                  Class A Common Stock              Class B Common Stock
                                  --------------------              --------------------
        Quarter                     High          Low                  High           Low
        -------                     ----          ---                  ----           ---
2000:
        1st Quarter              $  3.81        $   2.94           $  4.38          $  3.13
        2nd Quarter              $  3.75        $   2.88           $  3.50          $  3.00
        3rd Quarter              $  3.38        $   2.63           $  3.38          $  2.56
        4th Quarter              $  3.13        $   2.00           $  4.50          $  2.31

2001:
        1st Quarter              $  4.50        $   2.06           $  4.44          $  2.31
        2nd Quarter              $  6.50        $   4.15           $  6.35          $  4.06
        3rd Quarter              $  8.00        $   4.60           $  8.70          $  5.00
        4th Quarter              $  6.09        $   5.25           $  6.50          $  5.75

2002:
        1st Quarter              $  8.50        $   5.05           $  8.70          $  5.05
        2nd Quarter              $  8.90        $   7.15           $  8.70          $  7.25
        3rd Quarter              $  7.25        $   5.05           $  7.50          $  5.00
        4th Quarter              $  6.00        $   4.75           $  6.00          $  5.05



On March 18, 2003, there were approximately 1,100 record holders of the Class A Common Stock and 980 record holders of Class B common stock.

The last sale price during 2002 of the Company's Class A and Class B common stock as reported to the Registrant by the National Quotation Bureau was $5.80 and $5.75 per share, respectively.

There are no restrictions on the payment of cash dividends by BFC.

As noted in Part I, Item I under "Business - Regulation and Supervision - Restrictions on BankAtlantic Bancorp's Ability to Pay Dividends to BFC" there are restrictions on the payment of dividends by BankAtlantic to BankAtlantic Bancorp and in certain circumstances on the payment of dividends by BankAtlantic Bancorp to its common shareholders, including BFC. The primary source of funds for payment by BankAtlantic Bancorp of dividends to BFC is currently dividend payments received by BankAtlantic Bancorp from BankAtlantic.

The following table lists all securities authorized for issuance under the Company's equity compensation plans.

                                                                                                       NUMBER OF SECURITIES
                                                                                                     REMAINING AVAILABLE FOR
                                                                                                      FUTURE ISSUANCE UNDER
                                     NUMBER OF SECURITIES TO           WEIGHTED-AVERAGE             EQUITY COMPENSATION PLANS
                                     BE ISSUED UPON EXERCISE           EXERCISE PRICE OF              EXCLUDING OUTSTANDING
PLAN CATEGORY                        OF OUTSTANDING OPTIONS           OUTSTANDING OPTIONS                    OPTIONS
-------------                        ----------------------           -------------------           -------------------------
Equity compensation plans
approved by security holders               3,029,157                         $4.06                        490,000

Equity compensation plans
not approved by security
holders                                           --                                                           --
                                           ---------                         -----                        -------
  Total                                    3,029,157                         $4.06                        490,000
                                           =========                         =====                        =======

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                      Selected Consolidated Financial Data
            (In thousands, except for per share data and percentages)




                                                                       For the Years Ended December 31,
                                                   -------------------------------------------------------------------
INCOME STATEMENT                                      2002           2001          2000          1999           1998
                                                   ---------      ---------     ---------     ---------      ---------
Total interest income                              $ 310,124      $ 326,001     $ 328,896     $   1,529      $   1,336
Total interest expense                               153,115        188,838       211,406         1,613          1,912
                                                   ---------      ---------     ---------     ---------      ---------
Net interest income (expense)                        157,009        137,163       117,490           (84)          (576)
Provision for loan losses                             14,077         16,905        29,132           300             --
Gains on securities activities                         8,578          7,124         2,856            --             --
Other non-interest income                            239,318        113,855       123,629        14,395          2,828
Impairment of goodwill                                    --          6,624            --            --             --
Non-interest expense                                 337,688        186,638       179,580         2,292          2,202
                                                   ---------      ---------     ---------     ---------      ---------
Income before income taxes,
   minority interest, discontinued operations,
   extraordinary items and cumulative
   effect of a change in accounting principle         53,140         47,975        35,263        11,719             50
Provision (benefit) for income taxes                  18,296         25,260        17,642         4,293           (330)
Minority interest in income of
  consolidated subsidiaries                           38,294         18,379        14,655            --             --
                                                   ---------      ---------     ---------     ---------      ---------
Income (loss) before discontinued operations,
   extraordinary items and cumulative
   effect of a change in accounting principle         (3,450)         4,336         2,966         7,426            380
Discontinued operations, net of taxes                     --             --           669            --             --
Extraordinary items, net of taxes                     23,749             --            --            --             --
Cumulative effect of a change in accounting
   principle, net of taxes                           (15,107)         1,138            --            --             --
                                                   ---------      ---------     ---------     ---------      ---------
Net income                                             5,192          5,474         3,635         7,426            380
Amortization of goodwill, net of tax                      --            735           791           748            629
                                                   ---------      ---------     ---------     ---------      ---------
Net income adjusted to exclude goodwill
  amortization                                     $   5,192      $   6,209     $   4,426     $   8,174      $   1,009
                                                   =========      =========     =========     =========      =========


                                                                     (Continued)

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                      Selected Consolidated Financial Data
            (In thousands, except for per share data and percentages)


                                                                       For the Years Ended December 31,
                                                       -------------------------------------------------------------------
                                                         2002           2001          2000           1999          1998
                                                       ---------      ---------     ---------      ---------     ---------
COMMON SHARE DATA (D & E)
Basic earnings (loss) per share before
   discontinued operations, extraordinary items
   and cumulative effect of a change in
   accounting principle                                $   (0.43)     $    0.55     $    0.37      $    0.93     $    0.05
  Discontinued operations                                     --             --          0.09             --            --
  Extraordinary items                                       2.97             --            --             --            --
  Cumulative effect of a change in
  accounting principle                                     (1.89)          0.14            --             --            --
                                                       ---------      ---------     ---------      ---------     ---------
  Basic earnings per share                             $    0.65      $    0.69     $    0.46      $    0.93     $    0.05
                                                       ---------      ---------     ---------      ---------     ---------
Basic earnings per share from
  amortization of goodwill                                    --           0.09          0.10           0.09          0.08
                                                       ---------      ---------     ---------      ---------     ---------
Basic earnings per share adjusted to exclude
   goodwill amortization                               $    0.65      $    0.78     $    0.56      $    1.02     $    0.13
                                                       =========      =========     =========      =========     =========
Diluted earnings (loss) per share before
   discontinued operations, extraordinary
   items and cumulative effect of a change in
   accounting principle (As Restated)(f)               $   (0.46)     $    0.38     $    0.28      $    0.68     $    0.04
  Discontinued operations                                     --             --          0.07             --            --
  Extraordinary items                                       2.91             --            --             --            --
  Cumulative effect of a change in
  accounting principle                                     (1.85)          0.12            --             --            --
                                                       ---------      ---------     ---------      ---------     ---------
  Diluted earnings per share (As Restated) (f)              0.60      $    0.50     $    0.35      $    0.68     $    0.04
Diluted earnings per share from
  amortization of goodwill                                    --           0.07          0.07           0.08          0.07
                                                       ---------      ---------     ---------      ---------     ---------
Diluted earnings per share adjusted to exclude
   goodwill amortization                               $    0.60           0.57          0.42           0.76          0.11
                                                       =========      =========     =========      =========     =========
Basic weighted average of common
 shares outstanding (e)                                    7,997          7,957         7,957          7,957         7,954
Diluted weighted average of common
 shares outstanding (e)                                    7,997          8,773         8,521          8,818         9,101
Ratio of earnings to fixed charges (c)                     (0.23)          0.95         (0.14)          2.34          2.33
Dollar deficiency of earnings to fixed charges (c)         1,421             68         1,586             --            --


                                                                     (Continued)

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                      Selected Consolidated Financial Data
            (In thousands, except for per share data and percentages)


                                                                                   December 31,
                                                    ----------------------------------------------------------------------------
BALANCE SHEET (AT YEAR END)                              2002               2001               2000          1999       1998
                                                    -------------      -------------      -------------      --------   --------
Loans and leases, net (g)                           $   3,377,870      $   2,776,624      $   2,855,015      $  1,325   $  1,740
Securities                                              1,111,825          1,356,497          1,315,122         8,663        450
Total assets                                            5,415,933          4,665,359          4,654,954        96,745     91,257
Deposits                                                2,920,555          2,276,567          2,234,485            --         --
Securities sold under agreements to repurchase
  and other short term borrowings                         116,279            467,070            669,202            --         --
Other borrowings (h)                                    1,686,613          1,326,264          1,351,881        18,253     12,236
Stockholders' equity                                       77,411             74,172             72,615        58,965     57,631
Book value per share (e)                                     9.69               9.30               9.13          7.41       7.24
Return on average equity                                     6.85%              7.44%              5.77%        12.61%      0.67%
ASSET QUALITY RATIOS
Non-performing assets, net of reserves
  as a percent of total loans,
  tax certificates and real estate owned                     0.79%              1.11%              0.89%           --         --
Loan loss allowance as a percent of
  non-performing loans                                     259.52%            122.60%            254.00%           --         --
Loan loss allowance as a percent of total loans              1.43%              1.62%              1.66%           --         --
CAPITAL RATIOS FOR BANKATLANTIC:
Total risk based capital                                    11.89%             12.90%             11.00%        13.30%     13.92%
Tier I risk based capital                                   10.01%             11.65%              9.74%        12.04%     12.67%
Leverage                                                     7.26%              8.02%              6.66%         7.71%      8.48%


(a)  Ratios were computed using quarterly averages.

(b)  Since its inception, BFC has not paid any dividends.

(c) The operations of Bancorp have been eliminated since there is a dividend restriction between BankAtlantic and Bancorp.

(d) While the Company has two classes of common stock outstanding the two-class method is not presented because the company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

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

(f) FAS 128 requires that the diluted earnings per share computation take into consideration the potential dilution from securities issued by a subsidiary that enable their holders to obtain the subsidiary's common stock. The Company's diluted earnings per share computations have not been taking this dilution into effect. Therefore, it is necessary to restate previously reported diluted earnings per share for prior years. There was no impact on previously reported diluted earnings per share for the current year or 1998. (See note 20 to the Consolidated Financial Statements)

                                                                For the years ended December 31,
                                                               ----------------------------------
AS PREVIOUSLY REPORTED:                                          2001         2000         1999
                                                               --------     --------     --------
Diluted earnings per share before discontinued operations
  and cumulative effect of a change in accounting principle    $   0.49     $   0.35     $   0.84
Diluted earnings per share from discontinued operations              --         0.08           --
Diluted earnings per share from cumulative effect
  of a change in accounting principle                              0.13           --           --
                                                               --------     --------     --------
Diluted earnings per share                                     $   0.62     $   0.43     $   0.84
                                                               ========     ========     ========
AS RESTATED:
Diluted earnings per share before discontinued operations
  and cumulative effect of a change in accounting principle    $   0.38     $   0.28     $   0.68
Diluted earnings per share from discontinued operations              --         0.07           --
Diluted earnings per share from cumulative effect
  of a change in accounting principle                              0.12           --           --
                                                               --------     --------     --------
Diluted earnings per share                                     $   0.50     $   0.35     $   0.68
                                                               ========     ========     ========

(g) Includes $0, $5 thousand and $1.3 million, of bankers acceptances in 2002, 2001 and 2000, respectively.

(h) Other borrowings consist of FHLB advances, subordinated debentures, notes and bonds payable and guaranteed preferred beneficial interests in Bancorp's junior subordinated debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BFC Financial Corporation ("BFC" or "the Company") is a unitary savings bank holding company that owns approximately 16% and 100%, respectively, of the outstanding BankAtlantic Bancorp, Inc. ("BankAtlantic Bancorp" or "Bancorp") Class A and Class B Common Stock, representing in the aggregate 23% of all the outstanding BankAtlantic Bancorp Common Stock. Because BFC controls greater than 50% of the vote of BankAtlantic Bancorp, BankAtlantic Bancorp is consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of BankAtlantic Bancorp's net income recognized by the Company.

The Company's primary asset is the capital stock of BankAtlantic Bancorp and its primary activities currently relate to the operations of BankAtlantic Bancorp. BankAtlantic Bancorp's principal assets include BankAtlantic and its subsidiaries, Ryan Beck & Co., Inc. ("Ryan Beck") and its subsidiaries and Levitt Corporation ("Levitt") and its subsidiaries.

In August 2000, BankAtlantic Bancorp shareholders approved a corporate transaction that resulted in the retirement of all publicly held BankAtlantic Bancorp Class B Common Stock, other than the Class B Common Stock held by BFC. As a consequence, BFC became the sole holder of the Class B Common Stock which represented 100% of the voting rights of BankAtlantic Bancorp at that time. Based on BFC's control of more than 50% of the vote of BankAtlantic Bancorp, commencing in 2000, BankAtlantic Bancorp was consolidated in the Company's financial statements instead of carried on the equity basis. In 2001, BankAtlantic Bancorp amended its articles of incorporation to grant voting rights to holders of BankAtlantic Bancorp Class A Common Stock, make BankAtlantic Bancorp Class B Common Stock convertible into BankAtlantic Bancorp Class A Common Stock on a share for share basis, and equalize the cash dividends payable on BankAtlantic Bancorp's Class A Common Stock and BankAtlantic Bancorp's Class B Common Stock. As a consequence of the amendment, BankAtlantic Bancorp's Class A shareholders are entitled to one vote per share, which in the aggregate will represent 53% of the combined voting power of BankAtlantic Bancorp's Class A Common Stock and BankAtlantic Bancorp's Class B Common Stock. BankAtlantic Bancorp's Class B Common Stock represents the remaining 47% of the combined vote.

CRITICAL ACCOUNTING POLICIES

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that effect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, evaluation of goodwill for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair market value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, the valuation of derivatives, the valuation of securities available for sale and the valuation of real estate held for development and equity method investments. The six accounting policies that we have identified as critical accounting policies are:
(i) allowance for loan and lease losses, (ii) valuation of securities and derivative instruments, (iii) impairment of goodwill, (iv) impairment of long-lived assets; (v) real estate held for development and sale and equity method investments and (vi) accounting for business combinations. We have discussed the critical accounting estimates outlined below with our audit committee of our board of directors, and the audit committee has reviewed our disclosure.

ALLOWANCE FOR LOAN AND LEASE LOSSES

BankAtlantic Bancorp performs monthly detailed reviews of the loan and lease portfolios in an effort to identify inherent risks, assess the overall collectibility of those portfolios and establish our allowance for loan and lease losses. These ongoing reviews are performed by a credit review group that is independent of loan origination activities. The first component of the allowance is for non-homogenous loans that are individually evaluated for impairment. A non-homogenous loan is deemed impaired when collection of principal and interest based on the contractual terms of the loan is not likely to occur. These are high balance loans that management considers to be high risk. The process for identifying loans to be evaluated individually for impairment is based on management identification of classified loans. Classified loans are identified by us based upon established criteria and represent loans of lesser quality than the general portfolio. These classifications are "special mention," "substandard," "doubtful" or "loss." The special mention category applies to loans not warranting classification as substandard but possessing credit deficiencies or potential weaknesses necessitating management's close attention. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that such weaknesses make collection of the loan or liquidation in full on the basis of currently existing facts, conditions and values highly questionable or improbable. Loss loans are charged-off. All non-homogenous classified loans are evaluated for impairment. Once an individual loan is found to be impaired, a specific valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. An observable market price of an impaired loan is the best indication of its fair value. The majority of our impaired loans do not have an observable market price and are valued based on the other two methods. Loans that are collateral dependent are valued at the fair value of the collateral less the cost to dispose of the collateral. Unsecured loans are fair valued based on the present value of expected future cash flows. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. This would include updated information that came to management's attention about the loans or a change in the current economic environment.

The second component of the allowance is for homogenous loans in which groups of loans with common characteristics are evaluated for impairment. Homogenous loans and leases have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, lease financing, and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of the current economic environment, trends in industries, analysis of historical losses, static pool analysis, delinquency trends, classified loan grades and credit scores. Based on statistical data, management assigns loss percentages to groups of loans by product type and classified loan grades. Loans that are not classified are also assigned a loss percentage based on historical loss experiences for the specific loan category.

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

BankAtlantic Bancorp's Management evaluates the adequacy of the allowance for loan and lease losses based on the combined total of the assigned and unassigned components and believes that the allowance for loan and lease losses reflects management's best estimate of incurred credit losses as of the balance sheet date. As of December 31, 2002, the allowance for loan losses was $48.0 million. See "Provision for Loan Losses" for a discussion on the amounts of our allowance assigned to each loan product and the amount of our unassigned allowance. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans. These uncertainties are beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan and lease losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.

Based on the current information associated with BankAtlantic Bancorp's loans and leases in the aviation and hospitality industry, BankAtlantic Bancorp's Management determined that it is probable that they have losses in these portfolios. In order to quantify the estimated loan losses in the hospitality industry BankAtlantic Bancorp Management evaluated the economic conditions of the industry, the historical hotel occupancy rates of its borrowers compared to the industry and the financial condition of its borrowers. This evaluation resulted in an increase in the allowance for loan losses. Management of BankAtlantic Bancorp evaluated the leases in the aviation industry and determined that these relationships had a higher loss experience than the existing lease portfolio. The evaluation of the financial condition of the lessees and the economic conditions of the industry resulted in an increase in the allowance for loan losses.

During the past three years, on an on-going basis, Management of BankAtlantic Bancorp analyzed the loan portfolio by monitoring the loan mix, credit quality, historical trends and economic conditions. As a consequence, the allowance for loan losses estimates will change from period to period. A measure of this change is the ratio of the allowance for loan losses to total loans. This ratio has declined from 1.66 at December 31, 2000 to 1.43 at December 31, 2002. If our historical loss percentages in the assigned portion of our allowance for loan losses was increased or decreased by 25 basis points at December 31, 2002, it is estimated that our pre-tax earnings would increase or decrease by approximately $9 million. The allowance for loan losses to total loan ratio would rise to 1.67 if our historical loss experience increases by 25 basis points. In contrast if our historical loss experience declines by 25 basis points our allowance for loan losses to total loan ratio would be reduced to 1.14.

VALUATION OF SECURITIES, TRADING ACTIVITIES AND DERIVATIVE INSTRUMENTS

Securities available for sale, securities owned and derivative instruments are recorded in our statement of financial condition at fair value. The following three methods are used for valuation: obtaining market price quotes, using a price matrix and applying a management valuation model.

The following table provides the sources of fair value for our securities available for sale, securities owned and derivative instruments at December 31, 2002 (in thousands):

                                      MARKET PRICE        PRICE     VALUATION
                                         QUOTES          MATRIX        MODEL          TOTAL
SECURITIES AVAILABLE FOR SALE
  Mortgage-backed securities            $      --      $ 706,050     $      --      $ 706,050
  U.S. treasury notes                          --            421            --            421
  Equity securities                         6,660             --            --          6,660
                                        ---------      ---------     ---------      ---------
Total securities available for sale         6,660        706,471            --        713,131
                                        ---------      ---------     ---------      ---------
TRADING SECURITIES
  Securities owned                        100,241             --        86,213        186,454
  Securities sold not yet purchased       (38,003)            --            --        (38,003)
                                        ---------      ---------     ---------      ---------
Total trading securities                   62,238             --        86,213        148,451
                                        ---------      ---------     ---------      ---------
Interest rate swap contracts                   --             --        (3,731)        (3,731)
                                        ---------      ---------     ---------      ---------
Total                                   $  68,898      $ 706,471     $  82,482      $ 857,851
                                        =========      =========     =========      =========

Equity securities available for sale trade daily on various stock exchanges. The fair value of these securities in our statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The number of shares that we own in some of these equity securities is in excess of the securities average daily trading volume. As a consequence, we may not be able to realize the quoted market price upon sale. We adjust our equity securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

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

At December 31, 2002, the fair value and unrealized gain associated with securities available for sale was $713.1 million and $22.9 million, respectively. If interest rates were to decline by 200 basis points, it is estimated that the fair value of our securities available for sale portfolio would increase by approximately $3 million. In contrast, if interest rates were to increase by 200 basis points it is estimated that the fair value of the securities would decline by approximately $15 million. The above changes in value are based on various assumptions concerning prepayment rates and shifts in the interest rate yield curve. We are likely to obtain significantly different results if these assumptions were changed. During the years ended December 31, 2001 and 2000, securities available for sale unrealized gains were $30.4 million and $37.1 million, respectively.

Interest rate swap contracts are valued against the swap curve obtained from a financial information provider. Future value estimated cash flows are presented against intervals of time on the swap curve in order to calculate the estimated fair value at period end. Changes in the fair value of derivatives designated as part of a hedge transaction are recorded each period in current earnings for fair value hedges or other comprehensive income for cash flow hedges. The fair value of interest rate swap contracts may significantly increase or decrease based on changes in interest rates. Interest rate swap contracts are originated in conjunction with hedge strategy in order to attempt to reduce interest rate risk.

The fair value of interest rate swaps was a loss of $3.7 million at December 31, 2002. If interest rates were to decline by 200 basis points, the estimated fair value of interest rate swaps would decrease by approximately $1.7 million. In contrast, if interest rates were to increase by 200 basis points the estimated fair value of interest rate swaps would increase by approximately $1.9 million. The fair value of interest rate swaps was a loss of $1.8 million at December 31, 2001 and a gain of $4.0 million at December 31, 2000.

Securities owned and securities sold but not yet purchased are accounted for at fair value with changes in fair value included in earnings. The fair value of these securities is determined by obtaining security values from various sources, including dealer price quotations, price quotations for similar instruments traded and management estimates. For securities that do not have listed market prices, the estimated fair value of the securities is determined by obtaining values for similar securities traded from various pricing services. These values are reviewed by security traders and adjusted up or down based on the attributes of the securities owned. The fair values of securities owned and securities sold but not yet purchased are highly volatile and are largely driven by general market conditions and changes in the market environment. The most significant factors affecting the valuation of securities owned and securities sold but not yet purchased is the lack of liquidity and credit quality of the issuer. Lack of liquidity results when trading in a position or a market sector has slowed significantly or ceased and quotes may not be available. Certain securities owned in GMS's portfolio are not readily marketable, and, in some instances, GMS holds the majority of the securities of an issue. These securities are not rated by any rating agency or are rated below investment grade ("below investment grade securities"). Approximately $27.7 million par value of these securities with an estimated fair value of $9.7 million were in default at December 31, 2002. Valuations of below investment grade securities are derived from limited market information available and other factors, principally from reviewing the issuer's financial statements. The information obtained is entered into a management valuation model that considers recent securities trades, if any, trades of similar securities, the business plan of the issuer, debt service coverage and the size of the position held. This evaluation requires a significant amount of judgment in assessing the estimated fair value. These estimates would be significantly different if the assumptions concerning credit quality and projected cash flows were changed. The fair values of below investment grade securities are highly dependent on the cash flows of the issuer which, in most cases, is a tax exempt entity. The cash flows of the issuer can significantly change due to future events, including changes in the economies of geographic areas, changes in policy by governmental agencies and the general results of operations of the issuer. These factors are beyond management's control. Furthermore, the credit risk of below investment grade securities is significant, and therefore, any changes in the credit quality of the issuer could result in a significant impact on the fair value of the issue. As a consequence, due to the characteristics of below investment grade securities and the nature of the underlying collateral, the fair values of these financial instruments are difficult to determine.

GOODWILL

Goodwill is tested for impairment annually. The impairment test consists of two steps. In the first step, the carrying value is determined of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. If the fair value of the reporting unit is greater than its carrying value, the test is completed and goodwill assigned to the reporting unit is not impaired. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and we must perform the second step of the impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation used in a business combination, to its carrying amount. Goodwill impairment charge is recognized if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of goodwill. The fair values of the reporting units may be obtained from independent appraisers, discounted cash flow present value techniques and management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Additionally, fair values are not available for our reporting units, and as such, the valuations require a significant amount of judgment and estimates. Changes in management's reporting units may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2002, total goodwill was $78.6 million.

If the fair value estimates of our reporting units were to decline by 20%, we would be required to perform the second step analysis on $19.3 million of goodwill. The potential impairment charge associated with this evaluation would be reflected in income from continuing operations. There would be no impact to our earnings if fair value estimates of our reporting units increased by 20%.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is not deemed to be recoverable if it is greater than the sum of the undiscounted cash flows expected from the asset. An impairment loss is the amount by which the carrying value exceeds the asset's fair value. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. In performing a review for recoverability, the future cash flows expected to result from the use of the asset and its eventual disposition is estimated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The estimates of future cash flows and evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation expense in subsequent periods. Fair values are not available for many of long-lived assets and estimates must be based on available information, including prices of similar assets and present value valuation techniques.

At December 31, 2002, total property and equipment was $92.8 million. During the year ended December 31, 2002, 2001 and 2000, impairment losses were recognized on long-lived assets of $206,000, $550,000 and $509,000, respectively. These impairment charges were associated with exiting BankAtlantic's in-store branches and restructuring its ATM network.

BankAtlantic has purchased property to consolidate BankAtlantic's headquarters and back office operations into a centralized facility. Currently, BankAtlantic's back office operations are in four locations, each of which is owned by BankAtlantic. The book value of the property and equipment in these locations was $8.4 million at December 31, 2002. In estimating the sum of future cash flows, BankAtlantic Bancorp used assessed value of the property, if available, and internal budgets. BankAtlantic Bancorp developed budgets based on future estimated cash flows of the asset groups and projected estimated use of the property. At December 31, 2002, BankAtlantic Bancorp estimated that future cash flows, on an undiscounted basis, was greater than the $8.4 million investment in the property and equipment. Depreciation estimates were also reviewed and the remaining use of the property was evaluated, as well as the estimated residual value. Based on the analysis and the residual values of the property, depreciation estimates were not changed and it was determined that the fair value of the property and equipment in the four locations was in excess of the book value at December 31, 2002.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND EQUITY METHOD INVESTMENTS

Real estate held for development includes land acquisition costs, land development costs and other construction costs, all of which are accounted for at the lower of accumulated cost or estimated fair value in our financial statements. Start-up costs and selling expenses are expensed as incurred. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes and land within the respective areas. The allocation of common costs to our real estate inventory is based on actual costs incurred plus estimated costs to complete. These estimated costs are subjective and may change based on future market conditions. The estimated fair value of real estate is evaluated annually based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation attempts to take into consideration the current status of the property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value, including management's plans for the property. Due to the large acreage of land holdings, disposition in the normal course of business is expected to extend over a number of years. Uncertainties associated with the economy, interest rates and the real estate market in general may significantly change the valuation of real estate investments.

The valuation of real estate inventory is highly susceptible to change because of the assumptions about future sales and cost of sales. The impact that recognizing impairment would have on the assets reported in our consolidated statement of financial position as well as our net earnings could be significant. Assumptions about future home sales prices and volumes require significant judgment because the real estate industry is cyclical and is highly sensitive to changes in economic conditions. Although the real estate business historically has been cyclical, it has not undergone a down cycle in a number of years. While no impairment existed as of December 31, 2002, there can be no assurances that future economic or financial developments, including general interest rate increases or a continued slowdown in the economy, might not lead to impairment of inventory.

We account for equity method investments and joint venture partnership interests in which we have a 50% or less ownership interest using the equity method of accounting. Under the equity method, the initial investment is recorded at cost and is subsequently adjusted to recognize the Company's share of earnings or losses. Investments are evaluated annually for other than temporary losses in value. Evidence of other than temporary losses includes the inability to sustain an earnings capacity which would justify the carrying amount of the investment. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions.

At December 31, 2002, the aggregate balances of real estate held for development and equity method investments were $317.1 million.

ACCOUNTING FOR BUSINESS COMBINATIONS

The Company accounts for its business combinations such as the Community acquisition, the Bluegreen equity investment and the Gruntal transaction, based on the purchase method of accounting. The purchase method of accounting requires us to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Use of different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

In connection with the acquisition of Community and Bluegreen Corporation, net fair value adjustments excluding goodwill and other intangible assets were recorded of $21.9 million and $2.1 million, respectively. This amount will affect future earnings through the disposition and amortization of the underlying assets and liabilities. If the estimates were adjusted by 20% up or down, future earnings would be affected by approximately $5 million.

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE SAME 2001 PERIOD:

CONSOLIDATED RESULTS OF OPERATIONS

Income before income taxes, minority interest, extraordinary item and cumulative effect of a change in accounting principle increased by 11% from 2001. The increased earnings primarily resulted from significant improvements in net interest income, a substantial increase in service charges on deposits, as well as higher earnings associated with our real estate subsidiary, Levitt Corporation ("Levitt"). The above improvements in earnings were partially offset by impairment charges related to equity investments and expenses associated with our acquisition of Community Savings and the Gruntal transaction. Furthermore, the 2001 earnings were adversely affected by a goodwill impairment charge associated with our leasing subsidiary, Leasing Technology, Inc. ("LTI") and the amortization of goodwill. The Company discontinued the amortization of goodwill upon the adoption of a new accounting standard as of January 1, 2002. Excluding goodwill amortization during 2001, income before income taxes, minority interest, extraordinary item and cumulative effect of a change in accounting principle increased by 2% from 2001.

Net interest income increased by 14% from 2001. The improvement in net interest income primarily resulted from earning asset growth associated with BankAtlantic's Community acquisition and the origination and purchase of real estate loans. The higher interest income associated with asset growth was partially offset by a decline in the net interest margin. The net interest margin was negatively impacted by a substantial increase in non-earning assets due to the Community acquisition and the Gruntal transaction.

The provision for loan losses declined by 17% from 2001. The decrease reflects a change in BankAtlantic's loan mix. Currently, the loan portfolio is predominately collateralized by real estate loans. Real estate loans have lower historical loss experiences than the loan products emphasized in prior periods. Additionally, in prior periods, BankAtlantic discontinued the origination of loan products which had experienced adverse delinquency trends. Discontinued loan products included indirect consumer loans, syndication commercial business loans and lease financings. Additionally, BankAtlantic completely overhauled its small business loan underwriting process. These four categories had given rise to over 84% of net charge-offs from December 31, 1998 to December 31, 2002.

Gains on securities transactions increased by 20% from 2001. Securities transaction gains during 2002 primarily resulted from BankAtlantic Bancorp's sales of mortgage-backed securities and the sale of equity securities. The mortgage-backed securities were sold in response to the significant decline in interest rates. The equity securities were sold in response to deteriorating conditions in the equity markets. Securities transaction gains during 2001 also resulted from the sales of equity securities and mortgage-backed securities.

During 2002, the Company recognized an other-than-temporary impairment of $15.6 million, net of minority interest, associated with an equity investment in a private company held directly by BankAtlantic Bancorp and BFC. The remaining 2002 impairment of securities was associated with declines in value of the marketable equity securities. The impairment of securities during 2001 was also associated with declines in the value of equity securities. These marketable equity securities were held at BankAtlantic Bancorp and BFC parent company levels.

Other non-interest income increased by 113% from 2001. The increase primarily resulted from substantial increases in income from Ryan Beck's investment banking and Levitt's increase in revenues from real estate operations, as well as a significant increase in service charges on deposits. The substantial increase in investment banking income resulted from the Gruntal transaction which added approximately 500 financial consultants to Ryan Beck's approximately 100 consultants. The increases in revenues from real estate operations were primarily attributable to an increase in commercial land sales and residential lot sales associated with growth in the residential home sales market during 2002. The significant increase in service charges on deposits primarily resulted from an increase in checking accounts attributed to BankAtlantic's new checking products and seven-day branch banking initiative.

Non-interest expense increased by 75% from 2001. The increase primarily resulted from higher non-interest expenses associated with the Gruntal transaction, the Community acquisition, implementation of seven-day banking and growth in our real estate operations. Ryan Beck's non-interest expense increased from $48.2 million during 2001 to $168.0 million during 2002 primarily as a result of the Gruntal transaction. Bank operations non-interest expense increased from $103.4 million to $134.4 million primarily relating to the Community acquisition and the seven-day banking initiative. Real estate non-interest expense increased from $26.8 million to $30.5 million due to the development of various new projects. Non-interest expense in 2001 included a $2.6 million litigation accrual associated with an adverse jury verdict entered against a partnership in which a subsidiary of Levitt is a 50% partner. Additionally, a $6.6 million goodwill impairment charge associated with discontinuation of BankAtlantic Bancorp's leasing operations and the amortization of $4.1 million of goodwill during 2001 did not recur in 2002. Due to a change in accounting principle, we ceased the amortization of goodwill on January 1, 2002.

The provision for income taxes decreased by 28% from 2001. The decrease primarily resulted from a reduction in the deferred tax valuation allowance due to the utilization of tax benefits from real estate sales at Levitt and a substantial increase in tax exempt income associated with the acquisition of GMS. Additionally, we acquired, as part of the Community transaction, low-income housing tax credit investments, which further reduced our tax liability during 2002.

Minority interest in income of consolidated subsidiaries increased by 108% from 2001. The increase is primarily due to an increase in earnings at BankAtlantic Bancorp from $32.2 million in 2001 to $50.3 million in 2002.

We recognized an extraordinary gain associated with the Gruntal transaction. During 2002, the extraordinary gain was recognized because the fair value of the assets acquired, after reducing the carrying value of non-financial assets to zero, exceeded the cost of the transaction by $23.7 million, net of income taxes of $2.8 million. A deferred tax liability for the extraordinary gain associated with the GMS membership interest acquisition was not established because Ryan Beck acquired the membership interest in GMS instead of the net assets.

Upon the implementation of FASB Statement 142, the required goodwill impairment test was performed as of January 1, 2002 and it was concluded that the goodwill assigned to the Ryan Beck reportable segment was impaired. As a consequence, a $15.1 million impairment loss (net of tax) was recorded effective as of January 1, 2002 as a cumulative effect of a change in accounting principle.

During the year ended December 31, 2001 we recorded $1.1 million (net of tax) of income related to the cumulative effect of a change in accounting principle associated with the implementation of Financial Accounting Standards Board Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities".

For the Year Ended December 31, 2001 Compared to the Same 2000 Period

Income before income taxes, minority interest, discontinued operations, extraordinary item and cumulative effect of a change in accounting principle increased by 36% from 2000. The increased earnings primarily resulted from significant improvements in net interest income and the provision for loan losses as well as higher earnings associated with Levitt. The above improvements in earnings were partially offset by a goodwill impairment charge related to BankAtlantic Bancorp's leasing subsidiary, LTI, decreased investment banking income, higher compensation expense and data processing and consulting expenses associated with our banking operations.

Net interest income increased by 17% from 2000. The improvement in net interest income primarily resulted from the rapid decline in interest rates during the year ended December 31, 2001, as interest-bearing liabilities re-priced more rapidly than interest earning assets. Net interest income also improved due to interest earning asset growth.

The provision for loan losses declined by 42% from 2000. The decrease reflects decisions made in prior periods to strengthen our underwriting process and to discontinue loan products which had experienced adverse delinquency trends.

Gains on securities transactions increased by 149% from 2000. Securities transaction gains during 2001 primarily resulted from the sales of equity securities and mortgage-backed securities. Securities transaction gains during 2000 were primarily related to sales of equity securities and unrealized gains on forward contracts.

The impairment of securities during 2001 and 2000 was associated with equity securities at the BankAtlantic Bancorp parent level and BFC.

During 2001, BankAtlantic Bancorp redeemed its subordinated investment notes and recognized a $389,000 loss. During 2000, BankAtlantic Bancorp repurchased $53.8 million aggregate principal amount of its 5-5/8 debentures and recognized a $12.2 million gain.

Other non-interest income increased by 5% from 2000. The increase largely related to gains on real estate sales associated with the construction and development activities of Levitt, sales of assets and higher deposit service charges. These gains were partially offset by lower investment banking revenues. The improved sales at Levitt resulted from higher revenues from land sales to developers and a 42% growth in home sales to individuals during the year ended December 31, 2001. Investment banking revenues declined by 22% due to a substantial reduction in underwriting and consulting fees as well as lower commissions from equity and mutual fund sales.

Non-interest expense increased by 8% from 2000. The increase primarily resulted from a $6.6 million goodwill impairment charge, a $2.6 million litigation accrual and higher compensation expense. The higher compensation expense was due to increased real estate development activities at Levitt and higher salaries, employee benefits and compensation expenses associated with banking operations. The litigation accrual related to an unfavorable jury verdict against a partnership in which a subsidiary of Levitt is a 50% partner. The increases in non-interest expense were partially offset by lower restructuring charges and impairment write-downs. The restructuring charges and impairment write-downs were associated with a decision to exit in-store branches during the year ended December 31, 2001 and the restructuring charges and impairment write-downs during the same 2000 period were associated with a strategic decision to terminate BankAtlantic's ATM relationships with certain retailers.

RESULTS OF OPERATIONS BY SEGMENT

Management evaluates our results of operations through seven reportable segments. Bank Investments, Commercial Banking, and Community Banking are our Bank Operation segments, which are conducted through BankAtlantic. The remaining reportable segments consist of the activities of Levitt Corporation and its subsidiaries, Ryan Beck & Co., Inc. and its subsidiaries, BankAtlantic Bancorp parent company and BFC holding company. BankAtlantic Bancorp parent company includes the operations of BankAtlantic Bancorp as well as acquisition related expenses such as goodwill amortization and retention pool compensation expense related to the acquisition of Ryan Beck in 1998. BFC holding company includes BFC's real estate owned which includes BMOC, Center Port and a 50% interest in the Delray property (sold in 2001), loans receivables that relate to previously owned properties, other securities and investments and BFC's overhead and interest expense.

For a reconciliation of the results of operations of our reportable segments to our consolidated statement of operations, see Item 8 Note 23 to our consolidated financial statements included herein.

OUTLOOK FOR BANKING OPERATIONS

We are encouraged by the progress in our banking operations as we implemented our seven-day banking initiative and are pleased by our growth in real estate lending. Certain current and possible future trends in our business may impact our profitability during 2003 as follows:

We expect our net interest income to remain at 2002 levels during 2003. We anticipate real estate loan growth to continue; however, the improved net interest income from loan growth may be offset to the extent that our net interest margin narrows during 2003. Our net interest margin was negatively impacted by lower interest rates and prepayments during 2002, and we expect that this will continue during the next several quarters and subside later in 2003. We do not expect the margins to improve until early 2004.

Despite our loan growth over the past three years, based on current market fluctuations, we anticipate that our provision for loan losses will generally remain at 2002 levels as a result of our underwriting and credit management policies and procedures that we implemented beginning in 2000.

Our non-interest income improved substantially during 2002 resulting from the fees associated with deposit accounts acquired in connection with the Community acquisition as well as fees associated with opening over 62,000 deposit accounts since the commencement of our seven-day banking initiative during the fourth quarter of 2001. We believe that we will continue to experience an increase in non-interest income during 2003 with the planned expansion and renovation of our branch network.

Our non-interest expenses significantly increased during 2002 due to the costs linked to seven-day branch banking and a larger branch network associated with the Community acquisition. We believe that our expenses will continue to increase during 2003 related to compensation, occupancy and advertising costs necessary for our branch expansion and renovation plan and our continued promotion of the seven-day banking initiative. We believe that the potential future contribution to our profitability from our branch network expansion and deposit strategies will justify the near-term costs.

BANK OPERATIONS RESULT OF OPERATIONS

NET INTEREST INCOME

The following table summarizes bank operations net interest income:


                                                                        FOR THE YEARS ENDED
                                     ----------------------------------------------------------------------------------------------
                                           DECEMBER 31, 2002              DECEMBER 31, 2001                DECEMBER 31, 2000
                                     -----------------------------   -----------------------------   ------------------------------
(DOLLARS IN THOUSANDS)               AVERAGE     REVENUE/   YIELD/   AVERAGE     REVENUE/   YIELD/   AVERAGE      REVENUE/   YIELD/
                                     BALANCE     EXPENSE    RATE     BALANCE     EXPENSE    RATE     BALANCE      EXPENSE    RATE
INTEREST EARNING ASSETS
 Loans: (a)
 Residential real estate            $1,429,022  $   88,808   6.21%  $1,327,455  $   94,199   7.10%  $1,372,398  $  100,178    7.30%
 Commercial real estate              1,500,744      96,836   6.45    1,112,026      95,114   8.55      875,353      85,872    9.81
 Consumer                              253,044      14,165   5.60      211,939      17,296   8.16      226,922      21,809    9.61
 International                             664          44   6.63       33,639       2,569   7.64       62,406       4,944    7.92
 Lease financing                        43,496       5,307  12.20       70,113       8,835  12.60       58,312       8,260   14.17
 Commercial business                    99,188       5,891   5.94      153,492      11,913   7.76      180,713      17,120    9.47
 Small business                        146,468      11,565   7.90       98,405       9,811   9.97      102,521      11,461    11.1
                                    ----------  ----------  -----   ----------  ----------  -----   ----------  ----------   -----
Total loans                          3,472,626     222,616   6.41    3,007,069     239,737   7.97    2,878,625     249,644    8.67
                                    ----------  ----------  -----   ----------  ----------  -----   ----------  ----------   -----
Securities available for sale (b)      727,347      42,406   5.83      858,145      52,813   6.15      805,314      50,698    6.30
                                    ----------  ----------  -----   ----------  ----------  -----   ----------  ----------   -----
Investment securities (c)              452,753      32,013   7.07      389,197      32,161   8.26      306,370      26,511    8.65
Federal funds sold                       3,929          57   1.45          564          21   3.72          629          40    6.36
                                    ----------  ----------  -----   ----------  ----------  -----   ----------  ----------   -----
Total investment securities            456,682      32,070   7.02      389,761      32,182   8.26      306,999      26,551    8.65
                                    ----------  ----------  -----   ----------  ----------  -----   ----------  ----------   -----
Total interest earning assets        4,656,655     297,092   6.38%   4,254,975     324,732   7.63%   3,990,938     326,893    8.19%
                                    ----------  ----------  -----   ----------  ----------  -----   ----------  ----------   -----
NON-INTEREST EARNING ASSETS
Total non-interest earning assets      316,085                         164,255                         178,487
                                    ----------                      ----------                      ----------
Total assets                        $4,972,740                      $4,419,230                      $4,169,425
                                    ==========                      ==========                      ==========
INTEREST BEARING LIABILITIES
Deposits:
 Savings                            $  140,961       1,362   0.97%  $  102,996  $    1,451   1.41%  $   99,545  $    1,268    1.27%
 NOW, money funds and checking       1,078,298      15,338   1.42      757,922      20,241   2.67      692,680      26,156    3.78
 Certificate accounts                1,230,013      46,077   3.75    1,182,094      63,976   5.41    1,119,319      64,299    5.74
                                    ----------  ----------  -----   ----------  ----------  -----   ----------  ----------   -----
Total interest-bearing deposits      2,449,272      62,777   2.56    2,043,012      85,668   4.19    1,911,544      91,723    4.80
                                    ----------  ----------  -----   ----------  ----------  -----   ----------  ----------   -----
Securities sold under agreements
  to repurchase and federal funds
  Purchased                            400,376       6,845   1.71      604,311      24,870   4.12      572,007      35,564    6.22
Advances from FHLB                   1,198,463      62,412   5.21    1,077,876      60,472   5.61    1,031,255      61,331    5.95
Subordinated debentures and
  notes payable                         14,805         936   6.32           --          --     --           --          --      --
                                    ----------  ----------  -----   ----------  ----------  -----   ----------  ----------   -----
Total interest bearing
liabilities                          4,062,916     132,970   3.27    3,725,199     171,010   4.59    3,514,806     188,618    5.37
                                    ----------  ----------  -----   ----------  ----------  -----   ----------  ----------   -----
NON-INTEREST BEARING LIABILITIES
Demand deposit and escrow              405,599                         285,760                         268,164
accounts
  Other liabilities                     70,187                          55,383                          43,724
                                    ----------                      ----------                      ----------
  Total non-interest-bearing           475,786                         341,143                         311,888
                                    ----------                      ----------                      ----------
liabilities
Stockholders' equity                   434,038                         352,888                         342,731
                                    ----------                      ----------                      ----------
Total liabilities and
stockholders'
  equity                            $4,972,740                      $4,419,230                      $4,169,425
                                    ==========                      ==========                      ==========
Net interest income/net
 interest spread                                $  164,122   3.11%              $  153,722   3.04%              $  138,275    2.82%
                                                ==========  =====               ==========  =====               ==========   =====
MARGIN
Interest income/interest earning                             6.38%                           7.63%                            8.19%
assets
Interest expense/interest                                    2.86                            4.02                             4.73
                                                            -----                           -----                            -----
earning assets
Net interest margin                                          3.52%                           3.61%                            3.46%
                                                             ====                           =====                            =====

(a)  Includes non-accruing loans.
(b)  Average balances were based on amortized cost.
(c) Includes securities purchased under agreements to resell, tax certificates, mortgage-backed securities held to maturity and interest-bearing deposits and trading securities.

The following table summarizes the changes in net interest income: (in thousands)


                                                    YEAR ENDED                             YEAR ENDED
                                                 DECEMBER 31, 2002                      DECEMBER 31, 2001
                                              COMPARED TO YEAR ENDED                 COMPARED TO YEAR ENDED
                                                 DECEMBER 31, 2001                      DECEMBER 31, 2000
                                                 -----------------                      -----------------
                                       VOLUME (a)      RATE        TOTAL      VOLUME (a)      RATE        TOTAL
                                       ----------      ----        -----      ----------      ----        -----
INCREASE (DECREASE) DUE TO:
Loans                                  $ 29,845     $(46,966)    $(17,121)    $ 10,240     $(20,147)    $ (9,907)
Securities available for sale            (7,626)      (2,781)     (10,407)       3,251       (1,136)       2,115
Investment securities (b)                 4,494       (4,642)        (148)       6,844       (1,194)       5,650
Federal funds sold                           49          (13)          36           (2)         (17)         (19)
                                       --------     --------     --------     --------     --------     --------
Total earning assets                     26,762      (54,402)     (27,640)      20,333      (22,494)      (2,161)
                                       --------     --------     --------     --------     --------     --------
Deposits:
  Savings                                   367         (456)         (89)          49          134          183
  NOW, money funds, and checking          4,557       (9,460)      (4,903)       1,742       (7,657)      (5,915)
  Certificate accounts                    1,795      (19,694)     (17,899)       3,397       (3,720)        (323)
                                       --------     --------     --------     --------     --------     --------
Total deposits                            6,719      (29,610)     (22,891)       5,188      (11,243)      (6,055)
                                       --------     --------     --------     --------     --------     --------
Securities sold under agreements to
  repurchase                             (3,487)     (14,538)     (18,025)       1,329      (12,023)     (10,694)
Advances from FHLB                        6,280       (4,340)       1,940        2,616       (3,475)        (859)
Subordinated debentures                     936           --          936           --           --           --
                                       --------     --------     --------     --------     --------     --------
                                          3,729      (18,878)     (15,149)       3,945      (15,498)     (11,553)
                                       --------     --------     --------     --------     --------     --------
Total interest-bearing liabilities       10,448      (48,488)     (38,040)       9,133      (26,741)     (17,608)
                                       --------     --------     --------     --------     --------     --------
Change in net interest income          $ 16,314     $ (5,914)    $ 10,400     $ 11,200     $  4,247     $ 15,447
                                       ========     ========     ========     ========     ========     ========

(a)  Changes attributable to rate/volume have been allocated to volume.

(b)  Average balances were based on amortized costs.


FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE SAME 2001 PERIOD

Net interest income increased by $10.4 million, or 7%, from 2001. The improvement reflects earning asset growth associated with the Community acquisition and the origination and purchase of real estate loans partially offset by a decline in the net interest margin. The net interest margin was negatively impacted by a substantial increase in non-earning assets primarily due to an increase in goodwill and branch-related assets as a result of the Community acquisition. The unfavorable impact on net interest income of an increase in non-earning assets was partially offset by a slight improvement in BankAtlantic's net interest spread as interest-bearing liabilities re-priced downward more rapidly than interest-earning assets.

The growth in earning assets resulted from the addition of $709 million of earning assets from the Community acquisition, and a significant increase in funding of commercial real estate, small business mortgage and home equity consumer loans. The above increases in earning assets were partially offset by lower average balances related to several discontinued or curtailed lines of business, including BankAtlantic's lease finance business, indirect consumer loans, syndication commercial business loans, international loans to correspondent banks and certain small business loans.

The decline in securities available for sale average balances primarily resulted from the accelerated repayments and the sale of mortgage-backed securities. The increase in investment securities average balances reflects increased tax certificate acquisitions during the period.

The increase in interest-bearing deposits was primarily attributed to the Community acquisition. The substantial growth in non-interest bearing demand deposits primarily resulted from our free checking and seven-day branch banking initiative. Average short-term borrowings was substantially lower during 2002. The decline was linked to an increase in deposits,

FHLB advances, and subordinated debenture average balances. During October 2002, BankAtlantic issued $22 million of subordinated debentures. The proceeds of the debentures were used for BankAtlantic Bancorp's general corporate purposes.

The net interest spread improved by 7 basis points from 2001. The improvement primarily resulted from the rates on our interest-bearing liabilities declining faster than the yields on our earning assets. The significant decline in the yields on BankAtlantic's interest-earning assets and the rate associated with BankAtlantic's interest bearing liabilities was a direct result of the historically low interest rate environment during 2002. Interest bearing liabilities rates declined by 132 basis points while interest earning asset yields declined by 125 basis points. Contributing to the decline in our deposit rates was a change in BankAtlantic's deposit mix from time deposits to low cost savings, NOW, money funds and checking accounts ("transaction accounts"). BankAtlantic's average interest-bearing deposit mix changed from 58% time deposits and 42% transaction accounts to 50% time deposits and 50% transaction accounts. Contributing to the decline in average yields on interest-bearing assets was the refinancing of residential loans and mortgage-backed securities and the subsequent purchases of replacement assets at lower yields than the existing portfolio. Additionally, the rapid decline in interest rates caused a downward adjustment of yields on BankAtlantic's floating rate loans and securities.

As a consequence of the growth in average earning assets and interest-bearing liabilities, interest income increased by $26.8 million and interest expense increased by $10.4 million. The lower rates paid on average interest-bearing liabilities decreased interest expense by $48.5 million while the lower yields on interest-earning assets decreased interest income by $54.4 million.

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE SAME 2000 PERIOD

Net interest income increased by $15.4 million during 2001. The substantial improvement reflects an increased net interest margin, growth in average earning assets and an increase in deposit transaction account average balances.

The net interest spread improved by 22 basis points from 2000. The improvement primarily resulted from a rapid decline in interest rates during 2001 as interest bearing liabilities re-priced downward faster than interest earning assets. Interest bearing liabilities rates declined by 78 basis points while interest earning asset yields declined by 56 basis points. The decline in deposit average rates primarily resulted from BankAtlantic's time deposits re-pricing at lower interest rates and secondarily from growth in BankAtlantic's low cost transaction accounts. The average balance on transaction accounts increased from $1,060 million to $1,147 million, an increase of 8%. Market rates on short-term borrowings were significantly lower during 2001 compared to 2000. The decline in interest-earning asset yields was due to the refinancing of residential loans and lower yields earned on floating rate loans and securities.

BankAtlantic achieved growth in all categories of interest-earning assets. Loan growth was primarily attributable to an increase in commercial real estate and home equity loans partially offset by declines in our syndication, small business, international and indirect consumer loan portfolios. The declines in these portfolios reflected decisions by management in prior periods to cease BankAtlantic's indirect automobile and syndication lending, terminate BankAtlantic's lease financing originations, withdraw from lending to international banks and substantially reduce BankAtlantic's small business loan originations. Growth in BankAtlantic's securities available for sale and investment securities portfolios resulted primarily from the purchase of adjustable rate mortgage-backed securities. The purchases were made as part of a portfolio repositioning strategy in reaction to the rapidly declining interest rates during the year ended December 31, 2001.

During 2001, BankAtlantic's average earning assets and average rate paying liabilities increased compared to 2000. The declining interest rate environment resulted in decreased yields on earning assets with a corresponding decline in rates on interest paying liabilities. The lower rates paid on average interest-bearing liabilities decreased interest expense by $26.7 million while the lower yields on interest earning assets decreased interest income by $22.5 million. The growth in interest earning assets increased interest income by $20.3 million and higher average interest-bearing liabilities increased interest expense by $9.1 million.

 PROVISION FOR LOAN LOSSES

Changes in BankAtlantic's allowance for loan losses were as follows (dollars in thousands):

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                        2002         2001         2000         1999         1998
                                      --------     --------     --------     --------     --------
BALANCE, BEGINNING OF PERIOD          $ 44,585     $ 47,000     $ 44,450     $ 37,950     $ 28,450
CHARGE-OFFS:
    Syndication loans                   (8,013)      (7,235)      (3,659)          --           --
    Commercial business loans               --           --          (24)         (87)        (896)
    Commercial real estate loans        (6,998)          --           --         (211)        (562)
    Small business                      (3,655)      (4,487)     (14,114)     (12,531)      (2,043)
    Lease financing                     (7,069)     (10,340)      (3,930)      (1,217)      (1,233)
    Consumer loans - direct             (1,006)      (2,629)      (2,233)      (2,443)      (1,746)
    Consumer loans - indirect           (1,095)      (2,981)      (7,546)     (11,052)      (9,446)
    Residential real estate loans         (827)        (244)        (715)        (150)        (169)
                                      --------     --------     --------     --------     --------
TOTAL CHARGE-OFFS                      (28,663)     (27,916)     (32,221)     (27,691)     (16,095)
                                      --------     --------     --------     --------     --------
RECOVERIES:
    Syndication loans                    1,274           --           --           --           --
    Commercial business loans               76          331           94          185          489
    Commercial real estate loans            20           10            8          205            9
    Small business                       2,268        2,623        1,240          188           30
    Lease financing                      3,014        2,388          335          285          229
    Consumer loans - direct                477          769          645          739          844
    Consumer loans - indirect            1,419        2,252        3,211        1,931        1,449
    Residential real estate loans          331          223          106           --           --
                                      --------     --------     --------     --------     --------
TOTAL RECOVERIES                         8,879        8,596        5,639        3,533        3,050
                                      --------     --------     --------     --------     --------
NET CHARGE-OFFS                        (19,784)     (19,320)     (26,582)     (24,158)     (13,045)
Provision for loan losses               14,077       16,905       29,132       30,658       21,788
Allowance for loan losses acquired       9,144           --           --           --          757
                                      --------     --------     --------     --------     --------
BALANCE, END OF PERIOD                $ 48,022     $ 44,585     $ 47,000     $ 44,450     $ 37,950
                                      ========     ========     ========     ========     ========

The provision for loan losses declined in each of the years in the three years ended December 31, 2002. During 1999 and 2000, BankAtlantic significantly increased its provision for loan losses to reflect losses experienced in BankAtlantic's indirect consumer and small business lending activities. During 2001, BankAtlantic significantly increased the provision associated with losses experienced in BankAtlantic's lease financing and syndication lending activities.

BankAtlantic discontinued the origination of indirect consumer loans in 1998, discontinued the origination of leases and syndication loans in 2001 and made major modifications to the underwriting process for small business loans in 2000. As a consequence, the allowance for loan losses and the related provision for loan losses declined significantly in these lines of business during 2001 and 2002. The net charge-offs from consumer indirect, syndication, lease financing and small business loans originated before the implementation of new underwriting standards (collectively "discontinued lines of business") had given rise to over 84% of net charge-offs since December 31, 1998. Management believes that the allowance for loan losses associated with discontinued lines of business is adequate, and BankAtlantic has a sound basis for estimating losses in the portfolios at December 31, 2002.

The outstanding loan balances related to BankAtlantic's discontinued lines of business and the amount of allowance for loan losses ("ALL") assigned to each line of business was as follows (in thousands):

                                                AS OF DECEMBER 31,
                                                ------------------
                              2002                    2001                    2000
                              ----                    ----                    ----
                                  ALLOCATION              ALLOCATION              ALLOCATION
                        AMOUNT      OF ALL      AMOUNT      OF ALL      AMOUNT      OF ALL
                        ------      ------      ------      ------      ------      ------
Lease finance          $ 31,279    $  7,396    $ 54,969    $  8,639    $ 75,918    $  2,879
Syndication loans        14,499         294      40,774       8,602      80,016       8,480
Small business (1)       17,297       2,143      32,123       4,105      66,989       9,965
Consumer - indirect       8,105         457      25,400       1,247      62,475       5,388
                       --------    --------    --------    --------    --------    --------
                       $ 71,180    $ 10,290    $153,266    $ 22,593    $285,398    $ 26,712
                       ========    ========    ========    ========    ========    ========

(1)  Small business loans originated before January 1, 2001.

In 2001 and 2000, the provision for loan losses reflected an increase in BankAtlantic's reserves for loans to borrowers in the aviation and hospitality industries. These industries were adversely affected by the September 11 terrorist attacks and a subsequent decline in tourism. As a consequence, BankAtlantic evaluated its loans to the hospitality industry and increased its allowance for loan losses by $2.1 million in 2001 and $1.1 million in 2002. Additionally, a significant portion of BankAtlantic's allowance associated with lease financing at December 31, 2002 and 2001 was assigned to leases in the aviation industry, and during 2002, $8.0 million of syndication loan charge-offs were associated with a loan in the aviation industry.

Included in commercial real estate charge-offs for the year ended December 31, 2002 was a $3.5 million partial charge-off of a commercial real estate residential construction loan and a $3.4 million partial charge-off of a commercial loan collateralized by a hotel. The commercial real estate residential construction loan was transferred to real estate owned during 2002. The commercial loan collateralized by a hotel was sold at book value to an unrelated third party.

BankAtlantic acquired $9.1 million of allowance for loan losses during 2002 in connection with the Community acquisition.

As a consequence of BankAtlantic's loss experience with certain types of loans and with loans to borrowers in certain industries, BankAtlantic has changed the composition of its loan portfolio to be predominately collateralized by real estate loans. These loan types have historically had much lower loss ratios than BankAtlantic's discontinued lines of business. BankAtlantic anticipates that focusing its lending activities on real estate collateral-based loans will reduce BankAtlantic's provision for loan losses with a corresponding reduction in BankAtlantic's allowance for loan losses as a percentage of total loans.

The table below presents the allocation of BankAtlantic's allowance for loan and lease losses by various loan classifications ("ALL by category"), the percent of allowance to each loan category ("ALL to gross loans in each category") and sets forth the percentage of loans in each category to gross loans excluding banker's acceptances ("Loans by category to gross loans"). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends. There is no assurance that the allowance will be sufficient.

                                DECEMBER 31, 2002                    DECEMBER 31, 2001              DECEMBER 31, 2000
                                -----------------                    -----------------              -----------------
                                        ALL         LOANS                   ALL       LOANS                  ALL       LOANS
                                     TO GROSS        BY                  TO GROSS      BY                 TO GROSS       BY
                              ALL      LOANS      CATEGORY      ALL        LOANS    CATEGORY     ALL        LOANS     CATEGORY
                              BY      IN EACH     TO GROSS      BY        IN EACH   TO GROSS     BY        IN EACH    TO GROSS
(Dollars in thousands)     CATEGORY  CATEGORY       LOANS    CATEGORY    CATEGORY     LOANS   CATEGORY    CATEGORY     LOANS
                           --------  --------       -----    --------    --------     -----   --------    --------     -----
Commercial business        $ 1,437       1.75%      2.09%    $ 1,563       2.02%      2.38%    $ 1,502       1.00%      4.64%
Syndications                   294       2.03       0.37       8,602      21.10       1.25       8,480      10.60       2.46
Commercial real estate      21,124       1.07      50.16      13,682       0.83      50.54      10,072       0.77      40.25
Small business               5,006       3.11       4.09       5,178       5.06       3.14      10,750      11.01       3.01
Lease financing              7,396      23.65       0.79       8,639      15.72       1.69       2,879       3.79       2.34
Residential real estate      2,512       0.18      35.01       1,304       0.12      34.31       1,540       0.12      40.52
Consumer - direct            3,239       1.13       7.28       2,064       1.07       5.91       2,989       1.89       4.86
Consumer  - indirect           457       5.64       0.21       1,247       4.91       0.78       5,388       8.62       1.92
Unassigned                   6,557        N/A        N/A       2,306        N/A        N/A       3,400        N/A        N/A
                           -------                ------     -------                ------     -------                ------
                           $48,022       1.22%    100.00%    $44,585       1.37%    100.00%    $47,000       1.45%    100.00%
                           =======                ======     =======                ======     =======                ======


                                   DECEMBER 31, 1999                DECEMBER 31, 1998
                                   -----------------                -----------------
                                          ALL       LOANS                   ALL       LOANS
                                       TO GROSS      BY                  TO GROSS      BY
                              ALL        LOANS    CATEGORY      ALL        LOANS    CATEGORY
                              BY        IN EACH   TO GROSS      BY        IN EACH   TO GROSS
                           CATEGORY    CATEGORY     LOANS    CATEGORY    CATEGORY     LOANS
                           --------    --------     -----    --------    --------     -----
Commercial business        $ 2,004       1.85%      3.60%    $ 2,749       2.31%      4.14%
Syndications                 2,651       2.01       4.41          --         --       0.00
Commercial real estate       8,118       0.86      31.44       9,411       1.20      27.21
Small business              13,278      11.48       3.84       4,831       4.07       4.14
Lease financing              2,131       4.91       1.45       1,320       5.27       0.87
Residential real estate      1,912       0.14      47.00       1,804       0.12      52.43
Consumer - direct            2,294       1.89       4.05       1,652       1.63       3.53
Consumer  - indirect         7,758       6.18       4.21      10,409       4.72       7.68
Unassigned                   4,304        N/A        N/A       5,774        N/A        N/A
                           -------                ------     -------                ------
                           $44,450       1.48%    100.00%    $37,950       1.32%    100.00%
                           =======                ======     =======                ======

The assigned portion of the allowance for loan and lease losses primarily relates to BankAtlantic's commercial real estate and lease financing lines of business. The allowance assigned to BankAtlantic's discontinued lines of business significantly declined as shown on the above table. The decrease was primarily due to declining portfolio balances partially offset by additional allowances allocated to aviation leases. The $8.6 million allowance assigned to syndication loans in 2001 primarily related to one loan mentioned above that was settled for book value. The increase in the allowance for commercial real estate loans from $8.1 million at December 31, 1999 to $21.1 million at December 31, 2002 primarily resulted from portfolio growth associated with high balance loans and additional reserves associated with loans to the hospitality industry. At December 31, 2002, our commercial real estate portfolio included large lending relationships, including 18 relationships with unaffiliated borrowers involving individual lending commitments in excess of $30 million with an aggregate outstanding balance of $472.1 million.

The unassigned portion of the allowance for loan losses addresses certain industry and geographic concentrations, including economic conditions, in an attempt to address the imprecision inherent in the estimation of the assigned allowance for loan losses. The unassigned portion of the allowance for loan losses increased by $4.3 million from 2001. In prior periods, BankAtlantic has established an unassigned allowance based on its view of near term economic conditions and their potential effect upon loan losses within select segments of the loan portfolio. At December 31, 2002, management included the entire loan portfolio in its analysis due to current uncertainty surrounding economic conditions and a higher concentration of lending in new geographical areas in Florida. The uncertain economic conditions related to a decline in the tourism industry, a slump in the luxury residential housing market and a significant decline in consumer confidence at period end. The tourism industry is the largest industry in Florida. Additionally, BankAtlantic expanded the geographical area in which it originates commercial real estate loans by hiring lending personnel and expanding into central and northern Florida beginning in 2000.

NON-PERFORMING ASSETS AND POTENTIAL PROBLEM LOANS

                                                                            DECEMBER 31,
                                             ---------------------------------------------------------------------------
                                                2002            2001            2000            1999            1998
                                             -----------     -----------     -----------     -----------     -----------
                                                                        (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
NON-ACCRUAL
Tax certificates                             $     1,419     $     1,727     $     2,491     $     2,258     $       765
Residential                                       12,773           9,203          11,229          15,214           6,956
Syndication                                           --          10,700              --              --              --
Commercial real estate and business                1,474          13,066           1,705           6,097          11,463
Small business - real estate                         239             905           2,532           4,427           1,703
Lease financing                                    3,900           2,585           1,515           1,201             893
Consumer                                             532             796           1,944           5,705           3,008
                                             -----------     -----------     -----------     -----------     -----------
                                                  20,337          38,982          21,416          34,902          24,788
REPOSSESSED (1)
Residential real estate owned                      1,304           2,033           2,562           1,929           2,169
Commercial real estate owned                       8,303           1,871           1,937           2,022           3,334
Consumer                                               4              17              95             867           1,572
Lease financing                                       --              --           1,647             386             324
                                             -----------     -----------     -----------     -----------     -----------
                                                   9,611           3,921           6,241           5,204           7,399
                                             -----------     -----------     -----------     -----------     -----------
TOTAL NON-PERFORMING ASSETS                       29,948          42,903          27,657          40,106          32,187
Specific valuation allowances                     (1,386)         (9,936)           (819)           (350)           (659)
                                             -----------     -----------     -----------     -----------     -----------
TOTAL NON-PERFORMING ASSETS, NET             $    28,562     $    32,967     $    26,838     $    39,756     $    31,528
                                             ===========     ===========     ===========     ===========     ===========
Total non-performing assets as a
percentage of:
  Total assets                                      0.55            0.92            0.60            0.96            0.85
                                             ===========     ===========     ===========     ===========     ===========
  Loans, tax certificates and net real              0.83            1.45            0.91            1.42            1.18
                                             ===========     ===========     ===========     ===========     ===========
estate owned
TOTAL BANCORP ASSETS                         $ 5,421,011     $ 4,654,486     $ 4,617,300     $ 4,159,901     $ 3,788,975
                                             ===========     ===========     ===========     ===========     ===========
TOTAL BANCORP LOANS, TAX CERTIFICATES AND
NET REAL ESTATE OWNED                        $ 3,626,210     $ 2,968,341     $ 3,029,592     $ 2,831,189     $ 2,729,738
                                             ===========     ===========     ===========     ===========     ===========
Allowance for loan losses                    $    48,022     $    44,585     $    47,000     $    44,450     $    37,950
                                             ===========     ===========     ===========     ===========     ===========
Total tax certificates                       $   195,947     $   145,598     $   124,289     $    93,080     $    50,916
                                             ===========     ===========     ===========     ===========     ===========
Allowance for tax certificate losses         $     1,873     $     1,521     $     1,937     $     1,504     $     1,020
                                             ===========     ===========     ===========     ===========     ===========
OTHER POTENTIAL PROBLEM LOANS
CONTRACTUALLY PAST DUE 90
  DAYS OR MORE
Small business                               $        --     $        --     $        --     $        --     $       349
Commercial real estate and business (2)              100              --           7,086             410           2,833
                                             -----------     -----------     -----------     -----------     -----------
                                                     100              --           7,086             410           3,182
PERFORMING IMPAIRED LOANS, NET OF
   SPECIFIC ALLOWANCES
Corporate syndication loans                           --              --          15,001              --              --
RESTRUCTURED LOANS
Commercial loans and leases                        1,882             743              --              --               7
DELINQUENT RESIDENTIAL LOANS PURCHASED             1,464           1,705           5,389          10,447              --
                                             -----------     -----------     -----------     -----------     -----------
TOTAL POTENTIAL PROBLEM LOANS                $     3,446     $     2,448     $    27,476     $    10,857     $     3,189
                                             ===========     ===========     ===========     ===========     ===========

(1)  Amounts are net of specific allowances for real estate owned.

(2) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. The 2000 amount represents one loan that was repaid during February 2001.

Non-performing assets, net of reserves decreased by $4.4 million to $28.6 million at December 31, 2002 compared to $33.0 million at December 31, 2001. Non-accrual assets decreased by $18.6 million and repossessed assets increased by $5.7 million. The decrease in non-accrual assets primarily resulted from a $13.7 million commercial construction loan that was partially charged-off and transferred to real estate owned. This loan was on non-accrual at December 31, 2001 with a balance of $12.3 million. Additionally, the non-accrual syndication loan of $10.7 million at December 31, 2001 was charged down by $8.0 million and ultimately settled at book value. In 2001, BankAtlantic has established specific valuation allowances totaling $9.8 million on these loans. Offsetting the decrease in non-accrual assets was higher non-performing lease financing associated with one lessee in the aviation industry and an increase in non-performing residential loans.

Included in repossessed assets was the foreclosed construction loan referred to above. The property was subsequently written down by $1.5 million and had a book value of $7.3 million at December 31, 2002.

Potential problem assets were $3.4 million at December 31, 2002 compared to $2.4 million at December 31, 2001. The increase in restructured business loans was the result of renegotiation of an aircraft lease with an outstanding balance of $1.4 million.

NON-INTEREST INCOME

                                                 FOR THE YEARS ENDED           CHANGE       CHANGE
BANKING OPERATIONS                                ENDED DECEMBER 31,           2002 VS.     2001 VS.
(IN THOUSANDS)                              2002        2001        2000         2001         2000
                                          --------    --------    --------     --------     --------
Other service charges and fees            $ 14,087    $ 14,731    $ 15,025     $   (644)    $   (294)
Service charges on deposits                 26,479      16,372      13,666       10,107        2,706
Income from real estate joint venture        1,310          --          --        1,310           --
Gains (losses) on sales of loans             1,840          60        (528)       1,780          588
Gains on securities available for sale       4,741         468         720        4,273         (252)
Other                                        4,860       5,826       5,016         (966)         810
                                          --------    --------    --------     --------     --------
    Non-interest income                   $ 53,317    $ 37,457    $ 33,899     $ 15,860     $  3,558
                                          ========    ========    ========     ========     ========

The decline in other service charges and fees during 2002 resulted from an 18% decrease in ATM fee income and a decline in late fee income. The decline in ATM fee income resulted from the removal of our ATM machines from retail outlets, gas stations and convenience stores. The decline in late fee income was attributed to lower collections of late fees assessed in our consumer and leasing portfolios in proportion to declines in outstanding balances resulting from discontinued products. The above declines in fee income were partially offset by higher fees earned on check card, and other loan income associated with commercial loan prepayment penalties. Check card fees increased by 119%, and the increase in these fees was linked to a significant increase in transaction accounts associated with our new checking account products and our seven-day banking initiative. Other loan income increased by 32% and is due to higher commercial loan prepayment penalties assessed to borrowers refinancing commercial loans in response to historically low interest rates during 2002.

The decline in other service charges and fees during 2001 primarily resulted from termination of our ATM relationship with retail outlets. Other service charges and fees for loans remained at 2000 amounts.

Service charges on deposits increased by 62% during 2002. The increase in service charges primarily resulted from overdraft fees from transaction accounts and from higher fees associated with analysis charges linked to commercial business accounts. The above increases were partially offset by lower monthly checking account fee income. Overdraft fee income increased by 116% as a result of a substantial increase in checking accounts attributed to free checking products and our seven-day branch banking initiative. Since the inception of the new checking products, BankAtlantic has opened approximately 62,000 accounts with total deposit balances of $184.4 million Additionally, the significant growth in our commercial loan portfolio, as well as the rapid decline in interest rates, resulted in an increase of our income from analysis charges by 33%. Monthly checking account fee income declined by 17% as we discontinued the promotion of fee-based products, and new and existing customers are migrating to new "free" checking products.

The significant increase in service charges on deposits during 2001 compared to 2000 was primarily associated with higher revenues earned on commercial accounts and the introduction of a new checking deposit product.

During 2002, income from joint ventures represented the undistributed earnings from a 50% owned real estate joint venture acquired in connection with the Community acquisition. This development of single family homes, condominium units and duplexes is located on 117 acres of land in Florida.

During 2002, BankAtlantic sold a commercial real estate loan for a $2.1 million gain. BankAtlantic realized losses on the sale of CRA loans of $220,000 during 2002, compared to a gain of $60,000 during 2001. The loss on the sale of loans during 2000 resulted from the sale of a problem syndication loan for a $695,000 loss. BankAtlantic originated CRA loans for resale through September 2002. During September 2002, BankAtlantic discontinued its practice of selling the CRA loans originated, and transferred $7.3 million of CRA loans from "held for sale" to "portfolio" loans. BankAtlantic now originates CRA loans designated as portfolio loans and also originates CRA loans that are pre-sold to correspondents.

Gains on securities activities resulted from the sale of $152 million of mortgage-backed securities and $9.4 million of corporate bonds for gains as shown on the above table. The securities were sold to reposition the portfolio in response to the significant decline in interest rates. During 2001, BankAtlantic sold $6.7 million of mortgage-backed securities and settled interest rate swap contracts for gains. During 2000, BankAtlantic sold mortgage-backed securities for a $400,000 gain and recorded a $300,000 unrealized gain from a forward contract.

The decline in other income during 2002 was primarily due to a $1.6 million gain realized on the sale of in-store branches during 2001, compared to a $384,000 gain during 2002. The exiting of in-store branches was part of a bank-wide program to review all lines of business with a view towards improving overall earnings. BankAtlantic also sold or disposed of branch facilities and equipment for a $328,000 loss during 2002 compared to a $386,000 gain during 2001. Additionally, BankAtlantic recognized a $264,000 loss from the sale of residential loan servicing acquired in connection with the Community acquisition. The above declines in other income were partially offset by the creation of a branch brokerage business unit which earned $342,000 in commissions during 2002 and an increase in customer related fees such as safe deposit box, wire transfer and account research fees associated with the Community acquisition. The increase in other income during 2001 compared to 2000 primarily resulted from the in-store branch sales and the gain on the disposal of branch facilities discussed above.

NON-INTEREST EXPENSE

                                                          FOR THE YEARS ENDED            CHANGE     CHANGE
BANKING OPERATIONS                                         ENDED DECEMBER 31,           2002 VS.    2001 VS.
(IN THOUSANDS)                                        2002        2001        2000        2001        2000
                                                    --------    --------    --------    --------    --------
Employee compensation and benefits                  $ 65,130    $ 49,231    $ 44,956    $ 15,899    $  4,275
Occupancy and equipment                               29,852      25,852      24,236       4,000       1,616
Advertising and promotion                              7,470       3,771       4,154       3,699        (383)
Restructuring charges and impairment write-downs       1,007         331       2,656         676      (2,325)
Amortization of intangible assets                      1,360          --          --       1,360          --
Acquisition-related charges and impairments              864          --          --         864          --
Other                                                 28,725      24,168      23,745       4,557         423
                                                    --------    --------    --------    --------    --------
  Non-interest expense                              $134,408    $103,353    $ 99,747    $ 31,055    $  3,606
                                                    ========    ========    ========    ========    ========

The increase in compensation expenses during 2002 compared to 2001 was the result of the implementation of seven-day banking on April 1, 2002 and the addition of 172 employees following the Community acquisition. Total full-time equivalent employees increased from 873 at December 31, 2001 to 1,244 at December 31, 2002, an increase of 42%. Additionally, employee benefits significantly increased from 2001 due to higher health insurance costs and a reduction in pension income associated with BankAtlantic's defined benefit pension plan. Bonus and incentive compensation rose significantly due to the achievement of corporate goals.

The increase in compensation expense during 2001 compared to 2000 reflects increased bonuses, health insurance expenses, 401(k) retirement benefits and a reduction in income associated with our defined benefit pension plan. The additional 401(k) benefits reflected an increased employer match and the additional health insurance costs resulted from higher medical costs generally in our markets.

The increase in occupancy and equipment expenses during 2002 compared to 2001 reflects $1.9 million of additional depreciation expense of which $1.2 million was associated with a reduction in the estimated life of BankAtlantic's on-line banking platform as BankAtlantic upgraded the technology during 2002. The remaining increase in depreciation expense reflects upgrades in the data processing infrastructure. Also contributing to the increase in occupancy costs was higher expenditures for building maintenance, repairs, real estate taxes and security guard service associated with an expanded branch network as a result of the Community acquisition and longer branch business hours due to our seven-day banking initiative. The above increases in occupancy expense were partially offset by lower rental expenses from our exit of ATM relationships and BankAtlantic's exit from in-store branch banking.

The increase in occupancy and equipment expenses during 2001 compared to 2000 primarily resulted from higher depreciation expense associated with the upgrading of BankAtlantic's data processing infrastructure as well as BankAtlantic's entry into online banking. The higher depreciation expense was partially offset by lower rental expenses from BankAtlantic's exit of ATM relationships with certain retail outlets and the sale of twelve in-store branches.

The increase in advertising expense during 2002 compared to 2001 reflected marketing initiatives to promote BankAtlantic's new checking products and to implement BankAtlantic's seven-day banking initiative. These promotions included an expanded direct mailing campaign, a check card rewards program and periodic customer gifts and events associated with seven-day banking.

During 2001 BankAtlantic incurred advertising expenses primarily related to the introduction of our no-charge checking accounts and the promotion of our home equity lines of credit. During 2000, BankAtlantic incurred advertising costs associated with promotions for new deposit and loan products as well as promotional costs associated with internet banking.

The restructuring charges and impairment write-downs during 2002 were the result of a plan to discontinue certain ATM relationships. As a consequence, an $801,000 restructuring charge and a $206,000 impairment write-down were realized. These relationships were primarily with convenience stores and gas stations and did not meet BankAtlantic's performance expectations and were unlikely to meet future profitability goals. The remaining ATM machines are primarily located in BankAtlantic's branch network, on cruise ships and in other remote locations.

During the fourth quarter of 2000, BankAtlantic made a strategic decision to terminate its ATM relationships with certain retail outlets, resulting in the restructuring charge and impairment write-down of $2.6 million. The restructuring charge was reduced by $219,000 during 2001 to reflect lower ATM lease termination costs than had been projected. During 2001, upon review of the performance and anticipated prospects of BankAtlantic's in-store branches, management decided to exit this line of business. This resulted in a $550,000 impairment write-down of fixed assets of certain in-store branches.

In connection with the acquisition of Community BankAtlantic acquired a $15.1 million core deposit intangible asset. The core deposits intangible asset is being amortized over its estimated life of seven years.

Acquisition related charges and impairments during 2002 include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002.

The increase in other expenses during 2002 compared to 2001 primary related to REO activities. During 2002, BankAtlantic wrote down REO properties by $1.5 million compared to write downs of $120,000 during 2001. The majority of the 2002 REO write down was related to a residential construction loan that was transferred to real estate owned during the second quarter of 2002. Additionally, REO expenses increased by $700,000 during 2002 due to the operating costs associated with this REO property. During 2002, BankAtlantic recognized $120,000 of gains on the sales of REO property compared to net gains of $1.2 million during the 2001 period. The remaining increase in other expenses resulted from increased check losses and higher operating expenses in connection with the increased size of BankAtlantic. The additional check losses resulted from strategies related to BankAtlantic's new checking campaign. The above expense increases were partially offset by lower legal expense, ATM rental and telecommunication expenses. The increase in other expenses during 2001 compared to 2000 was primarily due to higher telephone, consulting, professional fees and operating expenses. The higher operating expenses were associated with upgrading our call center and technology infrastructure. The above expense increases were partially offset by a $1.2 million gain on the sale of an REO property.

OUTLOOK FOR LEVITT

At the end of 2002, Levitt and Sons had a delivery backlog of 885 homes representing $184 million of future sales. The number of backlogged deliveries is at a five-year high and is equivalent to the number of units sold in the first 10 months of 2002. The backlog is 22% higher than at year-end 2001, and the sales price are 19% higher than the year-end 2001 backlog. While the strong backlog is encouraging for our 2003 results, potential economic trends and developments could impact our home sales operations. For example, the most recent U.S. Census Bureau data on new housing starts for both the United

States and the South showed a decline for December 2002 and January 2003. Although Levitt and Sons' operations were not affected in either of those periods, a continued negative trend could impact its operations in 2003.

Operations at Core Communities remained strong in 2002. Home sales in St. Lucie West, the master planned community developed by Core Communities, were encouraging in 2002; builders within that community sold more than 1,100 homes during the year. By year-end, St. Lucie West had only 365 acres of remaining acreage inventory of which 71 acres is for residential development, 45 acres is for multifamily development, 175 acres is for commercial development and 75 acres is for industrial development. Levitt anticipates sales of the remaining residential lots in St. Lucie West during the first half of 2003. As homebuilders develop the residential lots, we expect that demand for commercial and industrial acreage will increase. This was evidenced during 2002, as the construction of Home Depot and the opening of several restaurants coincided with the rapid pace of home building. At year-end, Core Communities had commenced land development in Tradition, Core Communities' newest master planned community project in St. Lucie County, Florida. The development has been conceived as a master-planned community that will accommodate a variety of residential, retail, commercial, office, hotel, industrial, institutional and recreational uses similar in nature to St. Lucie West. Currently, Tradition contains 4,000 acres and Core Communities anticipates acquiring an additional 1,800 acres in 2003. Core Communities has obtained final PUD and PMUD plan approvals relating to the Tradition project from the St. Lucie County authorities. Several builders have expressed interest in acquiring land in Tradition, and a grocery store chain has expressed an interest in a long-term lease. Core Communities is in discussion with Florida Atlantic University in connection with Levitt's commitment to donate a school site and to provide financial assistance in planning and establishing a FAU-chartered developmental research school in Tradition serving kindergarten through 12th grades. Notwithstanding the sustained interest and activity at both St. Lucie West and Tradition, slowing demand in the residential real estate market could negatively impact the results of Core Communities' operations. In addition, no party who has expressed an interest in acquiring or developing land in Tradition is currently obligated to do so.

LEVITT CORPORATION AND SUBSIDIARIES RESULTS OF OPERATIONS

                                                    FOR THE YEAR                  CHANGE       CHANGE
                                                  ENDED DECEMBER 31,             2002 VS.     2001 VS.
(IN THOUSANDS)                              2002         2001         2000         2001         2000
                                          --------     --------     --------     --------     --------
NET INTEREST INCOME:
Interest on loans and investments         $  1,260     $  1,989     $  2,264     $   (729)    $   (275)
Interest on notes and bonds payable         (8,057)      (6,226)      (7,967)      (1,831)       1,741
Capitalized interest                         7,668        6,046        6,652        1,622         (606)
                                          --------     --------     --------     --------     --------
NET INTEREST INCOME                            871        1,809          949         (938)         860
                                          --------     --------     --------     --------     --------
NON-INTEREST INCOME:
Net revenues from sales of real estate      48,982       34,187       22,046       14,795       12,141
Income from unconsolidated
  real estate subsidiary                     4,570           --           --        4,570           --
Other                                        1,892        2,416        5,914         (524)      (3,498)
                                          --------     --------     --------     --------     --------
    Non-interest income                     55,444       36,603       27,960       18,841        8,643
                                          --------     --------     --------     --------     --------
NON-INTEREST EXPENSE:
Employee compensation and benefits          13,983        9,730        6,846        4,253        2,884
Advertising and promotion                    3,156        2,611        2,684          545          (73)
Selling, general and administrative         13,409       14,431        9,216       (1,022)       5,215
                                          --------     --------     --------     --------     --------
  Non-interest expense                      30,548       26,772       18,746        3,776        8,026
                                          --------     --------     --------     --------     --------
Income before income taxes                $ 25,767     $ 11,640     $ 10,163     $ 14,127     $  1,477
                                          ========     ========     ========     ========     ========

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE SAME 2001 PERIOD:

Income before income taxes increased 122%, to $25.8 million for the year ended December 31, 2002, from $11.6 million for the same 2001 period. This increase primarily resulted from higher revenues from the sales of real estate and joint venture activities of $14.8 million and the equity in earnings from Bluegreen of $4.6 million. These increases in income were partially offset by a decrease in net interest income of $938,000 and an increase in non-interest expense of $3.8 million.

The decline in net interest income of $938,000 was primarily associated with a decrease in interest income on loans and investments resulting from lower average balances and yields. Interest on notes and bonds payable totaled $8.1 million and $6.2 million for the years ended December 31, 2002 and 2001, respectively. The increase in interest expense was primarily due to increases in borrowings resulting from several new development projects. This increase in interest expense was partially offset with a decline in average interest rates from 7.5% for 2001 to 6.0% for 2002. Capitalized interest totaled $7.7 million and $6.0 million for 2002 and 2001, respectively. Interest is capitalized at the effective interest rates paid on borrowings for interest costs incurred on real estate inventory during the pre-construction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Throughout 2002 and 2001, a larger portion of total interest incurred was capitalized to real estate inventory. At the time of home closings and land sales, the capitalized interest is charged to cost of sales. Net revenues from sales of real estate, for the years ended December 31, 2002 and 2001 includes previously capitalized interest of approximately $6.2 million and $4.8 million, respectively.

Net revenues from sales of real estate represented the net profits on sales of real estate, as well as equity in earnings from real estate joint ventures activities. During the year ended December 31, 2002, Core Communities' net gains on land sales were $18.7 million as compared to $11.0 million in 2001. The increases in sales revenue and gross profit are primarily attributable to an increase in commercial land sales and residential lot sales in 2002. This is primarily a result of growth in the residential home sales market. During the year ended December 31, 2002, net gains from home sales at Levitt and Sons were $31.1 million as compared to $22.1 million during the same 2001 period. Net gains from home sales increased due to increased deliveries of homes, as well as an increase in the average selling price of homes. The increase in deliveries and average selling price was the result of communities nearing completion and the introduction of new projects and product lines. During 2002, 740 homes closed as compared to 597 homes in 2001. The average selling price of homes during 2002 was approximately $219,000, increasing 12% from $195,000 in 2001. During the years 2002 and 2001, net revenues from sales of real estate include equity in earnings from real estate joint ventures of $849,000 and $2.9 million, respectively. The decrease in equity in earnings from joint ventures primarily resulted from declines in home deliveries from 282 in 2001 to 140 in 2002 because the joint venture project was nearing sell-out. Also included in net revenues from sales of real estate during 2002 and 2001 is Levitt Corporation's holding company amortization for interest previously capitalized of $1.6 million and $2.3 million, respectively. In 2001, Levitt Corporation sold a marine rental property for a $680,000 gain.

In April 2002, Levitt Corporation acquired 35% of Bluegreen Corporation's common stock. BankAtlantic Bancorp separately owns approximately 5% of Bluegreen Corporation's common stock. Bluegreen Corporation is a developer and marketer of drive-to vacation interval resorts and planned golf and residential real estate. The investment in Bluegreen Corporation is accounted for under the equity method. Levitt Corporation's income from Bluegreen Corporation for the year ended December 31, 2002 was $4.6 million. Bluegreen's net income from continuing operations for the nine months ended December 31, 2002 and 2001 was $15.4 million and $10.7 million, respectively. Bluegreen's net income for the years ended March 31, 2002, 2001 and 2000 was $11.7 million, $2.7 million and $6.8 million, respectively.

The increase in non-interest expense during 2002 as compared to 2001 resulted from an increase in employee compensation and benefits and advertising. This increase in non-interest expense was partially offset by a decrease in selling, general and administrative expense. The increase in employee compensation and benefits was primarily associated with increases in incentive accruals and personnel resulting from the addition of several new development projects in central and southeast Florida. These new projects and an increase in home deliveries resulted in an increase in selling and general and administrative expenses, excluding the $2.6 million adverse jury verdict discussed below.

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE SAME 2000 PERIOD:

Income before income taxes increased 15% to $11.6 million for the year ended December 31, 2001 from $10.2 million for the same 2000 period. This increase primarily resulted from higher net revenues from sales of real estate of $12.1 million and an increase in net interest income of $860,000. These increases in income were partially offset with a decrease in other income of $3.5 million and an increase in non-interest expense of $8.0 million.

The increase in net interest income of $860,000 resulted from a decrease in interest on loans and investments of $275,000 and a decrease in net interest expense of $1.1 million. Interest expense totaled $6.2 million and $8.0 million for the 2001 period and 2000 period, respectively. The decrease in interest expense primarily resulted from declines in average interest rates from 9.6% for the 2000 period as compared to 7.5% for the 2001 period. This decrease was partially offset by an increase in interest associated with higher average borrowings from $76.5 million for 2000 to $81.2 million for 2001. Interest capitalized totaled $6.0 million and $6.7 million for the 2001 period and 2000 period, respectively. Throughout 2001 and 2000, a large portion of total interest incurred was capitalized to real estate inventory. At the time of home closings the capitalized interest is charged to cost of sales. Net revenues from sales of real estate for the years ended December 31, 2001 and 2000 includes previously capitalized interest of approximately $4.8 million and $1.3 million, respectively.

Net gains from sales of real estate were $34.2 million for the year ended December 31, 2001 compared to $22.0 million for the same period in 2000. The increase in gains on sales of real estate primarily resulted from increased gains on land and home sales. Gains on land sales increased from $9.0 million during the year ended December 31, 2000 to $11.0 million during the same 2001 period. Likewise, gains on home sales increased from $12.3 million during the year ended December 31, 2000 to $22.1 million during 2001, primarily due to higher deliveries of homes having a higher average sale price. The gross profit percentage in house sales increased from 15.1% during the year ended December 31, 2000 to 18.9% during 2001. The increase is attributed to several factors including new product offered for sale, product mix and lot premiums sold. During the years 2001 and 2000, net revenues from sales of real estate include equity in earnings from real estate joint ventures of $2.9 million and $1.1 million, respectively. The increase in equity in earnings from real estate joint ventures primarily resulted from an increase in gains from home sales. Included in net revenues from sales of real estate during the 2001 and 2000 periods is Levitt Corporation's holding company amortization for interest previously capitalized of $2.3 million and $476,000, respectively.

During the 2000 period, Core Communities received a cash payment of $8.5 million relating to a receivable from a public municipality providing water and wastewater services to St. Lucie West, resulting in a $4.3 million gain. The payment was in full settlement of the receivable pursuant to an agreement dated December 1991 between Core Communities and the municipality. The 1991 agreement required the municipality to reimburse Core Communities for its cost of increasing the service capacity of the utility plant via payment to Core Communities of the future connection fees generated from such capacity.

The increase in non-interest expense during the 2001 period as compared to the same 2000 period resulted from an increase in employee compensation and benefits and selling, general and administrative expenses. The increase in compensation and benefits was associated with the expansion of Levitt Corporation's activities. The number of full-time employees increased to 202 at December 31, 2001 from 170 at December 31, 2000. The expansion also resulted in higher selling, general and administrative expenses for the 2001 period as compared to the same 2000 period. Also included in selling, general and administrative expenses for the 2001 period was a $2.6 million legal accrual reflecting an adverse verdict in a jury trial against a partnership in which a subsidiary of Levitt Corporation is a 50% partner. The complaint alleged that the partnership wrongfully terminated a contract, failed to pay for extra work performed outside the scope of the contract and breached the contract. The jury rendered its verdict on March 7, 2002. The Partnership filed an appeal on December 6, 2002, which it intends to vigorously pursue.

OUTLOOK FOR RYAN BECK

The Gruntal transaction enabled Ryan Beck to significantly increase its distribution capabilities and permitted it to function as a full service regional broker-dealer while still maintaining the expertise of a boutique investment banking firm.

Based on Ryan Beck's revenue during the latter half of 2002, we expect that revenue for 2003 will be higher than revenue in 2002. Most of this improvement should arise as a result of the full year impact of the Gruntal transaction, which occurred April 26, 2002.

The net increase of approximately 450 financial consultants as a result of the Gruntal transaction enables the investment banking and trading lines of business to distribute their product to an increased client base of over 150,000 active clients. As we continue to assimilate the Gruntal assets and liabilities into our operations during 2003 we expect to achieve greater operating efficiency.

However, the addition of branch offices, bringing the firm total to 42, carries with it increased management demands and operating expenses. Also, along with the expansion of its revenue producing areas, its general and administrative areas have also grown. There is no assurance that Ryan Beck will be successful in managing the expanded operations resulting from the Gruntal transaction and Ryan Beck's growth.

RYAN BECK RESULTS OF OPERATIONS

                                                           FOR THE YEARS                   CHANGE        CHANGE
                                                         ENDED DECEMBER 31,               2002 VS.      2001 VS.
(IN THOUSANDS)                                    2002          2001          2000          2001          2000
                                               ---------     ---------     ---------     ---------     ---------
NET INTEREST INCOME:
Interest on trading securities                 $  12,935     $   1,978     $   2,151     $  10,957     $    (173)
Interest expense                                  (2,682)         (517)         (551)       (2,165)           34
                                               ---------     ---------     ---------     ---------     ---------
NET INTEREST INCOME                               10,253         1,461         1,600         8,792          (139)
                                               ---------     ---------     ---------     ---------     ---------
NON-INTEREST INCOME:
Principal transactions, net                       66,302        18,930        14,778        47,372         4,152
Investment banking                                21,015        12,014        15,387         9,001        (3,373)
Commissions                                       64,250        12,761        20,936        51,489        (8,175)
Other                                              4,404           978         1,032         3,426           (54)
                                               ---------     ---------     ---------     ---------     ---------
    Non-interest income                          155,971        44,683        52,133       111,288        (7,450)
                                               ---------     ---------     ---------     ---------     ---------
NON-INTEREST EXPENSE:
Employee compensation and benefits               118,895        33,440        35,289        85,455        (1,849)
Occupancy and equipment                           10,056         3,287         3,632         6,769          (345)
Advertising and promotion                          3,207         1,515         1,381         1,692           134
Amortization of goodwill                              --           440           368          (440)           72
Acquisition related charges and impairments
                                                   4,061            --            --         4,061            --
Communication
                                                  11,314         3,291         3,233         8,023            58
Floor broker and clearing fees                     8,519         2,796         3,742         5,723          (946)
Other                                             11,914         3,401         4,239         8,513          (838)
                                               ---------     ---------     ---------     ---------     ---------
  Non-interest expense                           167,966        48,170        51,884       119,796        (3,714)
                                               ---------     ---------     ---------     ---------     ---------
Income (loss) before income taxes              $  (1,742)    $  (2,026)    $   1,849     $     284     $  (3,875)
                                               =========     =========     =========     =========     =========

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE SAME 2001 PERIOD:

The decreased losses primarily resulted from the Gruntal transaction which occurred on April 26, 2002. Included in the 2002 loss was $4.1 million of acquisition-related charges and impairments associated with the Gruntal transaction. This transaction resulted in significant differences between 2002 and 2001 revenue and expense line items. In addition, this transaction resulted in the addition of 32 branch offices, 125,000 customer accounts and $14.4 billion in customer assets.

Net interest income increased by 602% from 2001. The improvement in net interest income primarily resulted from the expansion of municipal bond trading and the associated spread between the interest on the municipal bonds and the financing costs incurred. Also included in interest income was Ryan Beck's participation in interest income associated with approximately $255 million of customer margin debit balances and fees earned in connection with approximately $1.5 billion in customer money market account balances. This improvement in net interest income was partially offset by the interest expense associated with a $5.0 million subordinated borrowing from BankAtlantic Bancorp, as well as an increased level of borrowings from Ryan Beck's clearing agent as a result of a higher volume of trading activity.

Principal transactions revenue increased by 250% from 2001. The improvement in principal transaction revenue was primarily the result of from the additional financial consultants and trading personnel. This increase was offset by losses on the sales of mutual funds as well as mark to market losses on those funds, which were associated with a deferred compensation plan acquired in connection with the Gruntal transaction.

Investment banking revenue increased by 75% from 2001. The improvement was largely attributable to the increased distribution capabilities discussed above which allows for an increased participation in underwritings, and initial public offerings.

Commission revenue increased by 403% from 2001. The improvement is largely due to the additional financial consultants.

The increase in employee compensation and benefits of 256% from 2001 is primarily due to the additional personnel. During the final six months of 2002, management has pursued the reduction of staff in certain areas leading to a reduction in total firm headcount of 7% since June 30, 2002.

Occupancy and rent expenses have increased 206% from 2001. This increase is primarily due to the additional offices.

Advertising and market development expenses have increased 112% from 2001. This increase relates to marketing to a larger geographic region as a result of additional offices discussed above.

Acquisition-related charges during 2002 included branch closures, professional fees, and regulatory costs incurred in connection with the Gruntal transaction.

The increase in communications, floor broker and clearing fees and other expenses from 2001 relates primarily to increased commission revenue and principal transactions revenue associated with the additional financial consultants.

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE SAME 2000 PERIOD:

Income before income taxes declined significantly from 2000. The significant decline reflects the deteriorating market conditions during 2001, which substantially reduced trading volume commissions and fees associated with equity underwritings and advisory services.

Ryan Beck investment banking and commission revenues decreased 22% and 39%, respectively, from 2000. The reduced commission revenues were attributable to lower investor transaction volume due to a decline in overall financial market transactions along with decreases in equity and mutual fund fees. Investment banking revenues were adversely affected by a significant decline in initial public offering closings during 2001 and a substantial reduction in equity underwriting and advisory and placement fees. The increase in principal transaction revenues reflected the addition of a new taxable fixed income group and the addition of two retail offices. Excluding the additions of the above line of business and the new retail offices, principal transactions remained at 2000 levels.

The decline in employee compensation and benefits during 2001 compared to 2000 was primarily due to lower commission expenses associated with a significant decline in transactional business from levels attained during 2000. Occupancy and equipment expense decreases primarily resulted from a decline in depreciation expense. The declines in other expense resulted from lower floor brokerage and clearing fees attributed to a significant reduction in commission revenues and a new fee schedule negotiated with the clearing agent during the third quarter of 2000.

BANKATLANTIC BANCORP PARENT COMPANY RESULTS OF OPERATIONS

                                                                     FOR THE YEARS
                                                                   ENDED DECEMBER 31,                    CHANGE          CHANGE
                                                           --------------------------------------        2002 VS.        2001 VS.
(IN THOUSANDS)                                               2002           2001           2000           2001            2000
                                                           --------       --------       --------       --------       --------
NET INTEREST EXPENSE:
Interest and fees on loans and leases                      $  1,416       $     21       $    412       $  1,395       $   (391)
Interest on short-term investments                              329            208            793            121           (585)
Interest on subordinated debentures, notes payable
  and guaranteed preferred interests in the Company's
  Junior Subordinated Debentures                            (17,439)       (18,297)       (20,588)           858          2,291
                                                           --------       --------       --------       --------       --------
NET INTEREST EXPENSE                                        (15,694)       (18,068)       (19,383)         2,374          1,315
                                                           --------       --------       --------       --------       --------
NON-INTEREST INCOME:
(Loss) gains on joint venture activities                        (14)         1,486         (2,391)        (1,500)         3,877
Income from unconsolidated real estate subsidiary               779           --             --              779           --
Loss (gain) on debt redemption                               (3,125)          (389)        12,228         (2,736)       (12,617)
Gains on securities activities                                3,837          6,656          2,136         (2,819)         4,520
Impairment of securities                                    (18,801)        (3,527)          (630)       (15,274)        (2,897)
                                                           --------       --------       --------       --------       --------
Non-interest income (loss)                                  (17,324)         4,226         11,343        (21,550)        (7,117)
                                                           --------       --------       --------       --------       --------
NON-INTEREST EXPENSE:
Employee compensation and benefits                              940          2,049          3,222         (1,109)        (1,173)
Impairment of goodwill                                         --            6,624           --           (6,624)         6,624
Amortization of goodwill                                       --            3,633          3,713         (3,633)           (80)
Other                                                         1,452            765            400            687            365
                                                           --------       --------       --------       --------       --------
  Non-interest expense                                        2,392         13,071          7,335        (10,679)         5,736
                                                           --------       --------       --------       --------       --------
Loss before income taxes                                   $(35,410)      $(26,913)      $(15,375)      $ (8,497)      $(11,538)
                                                           ========       ========       ========       ========       ========

Interest and fees on loans during 2002 represented interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt. Interest and fees on loans during 2001 and 2000 represented interest income on a loan to a non-real estate joint venture. The joint venture loan was repaid during the first quarter of 2001. Interest on investments primarily represented interest income earned on a repurchase agreement investment with BankAtlantic during 2002 and 2001. Interest on short-term investments during 2000 also included interest income associated with an investment in a corporate bond.

The decrease in interest expense on debentures and notes payable for 2002 compared to 2001 resulted from a substantial decrease in average rates. In part to take advantage of the historically low interest rate environment, BankAtlantic Bancorp issued $180.4 million of trust preferred securities at lower rates than its existing debt. BankAtlantic Bancorp used the proceeds from the issuance of the trust preferred securities to redeem its higher cost trust preferred securities and subordinated debentures. As a result of the above debt restructuring and the significant decline in interest rates, BankAtlantic Bancorp's average rate on borrowings declined from 8.55% during 2001 to 7.83% during 2002. The decline in interest expense was partially offset by an increase in average balances. BankAtlantic Bancorp parent company average borrowings increased from $214.1 million during 2001 to $222.7 million during 2002.

The decrease in interest expense on debentures and notes payable for 2001 compared to 2000 resulted from BankAtlantic Bancorp's redemption of subordinated investment notes and convertible debentures during 2001. BankAtlantic Bancorp parent company average borrowings decreased from $247.2 million during 2000 to $214.1 million during 2001, while average rates on borrowings increased from 8.34% to 8.55% during 2001. In July 2001, BankAtlantic Bancorp received $53.5 million of net proceeds from an equity offering. BankAtlantic Bancorp used a portion of the net proceeds to repay borrowings.

Gains or losses associated with joint venture activities resulted from the elimination of intercompany interest expense that was capitalized into real estate inventory on Levitt's books. The deferred credit is subsequently recognized as a reduction of cost of sales when the real estate is sold.

Income from unconsolidated real estate subsidiary represents BankAtlantic Bancorp's 5% ownership interest in the earnings of Bluegreen Corporation. In April 2002, Levitt acquired an additional 35% of Bluegreen Corporation's common stock. See the discussion above concerning the investment in Bluegreen Corporation by Levitt.

During December 2002, BankAtlantic Bancorp used the proceeds from its issuance of trust preferred securities, as discussed above, to retire $21 million of 9% subordinated debentures and $74.8 million of 9.5% trust preferred securities. BankAtlantic Bancorp recognized a $3.1 million loss associated with the redemption. During 2001, BankAtlantic Bancorp redeemed its subordinated investment notes and recognized a $389,000 loss. During 2000, BankAtlantic Bancorp repurchased $53.8 million aggregate principal amount of its 5-5/8% debentures and recognized a $12.2 million gain.

BankAtlantic Bancorp sold equity securities with a book value of $7.0 million, $3.6 million and $6.2 million during 2002, 2001 and 2000, respectively, for gains shown on the above table.

BankAtlantic Bancorp recognized an impairment charge of $18.8 million during 2002 on equity securities. This resulted from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities. The majority of the impairment charge ($15 million) was associated with an investment in a private technology company. The remaining impairment charge during 2002 relates to marketable equity securities which experienced adverse market conditions during the period. BankAtlantic Bancorp also recognized a $3.5 million and $630,000 impairment charge associated with equity securities during 2001 and 2000, respectively. As a result of these losses, BankAtlantic Bancorp revised its policy for holding company equity investments. Any future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. At December 31, 2002, BankAtlantic Bancorp parent company equity investments totaled $4.8 million.

During 2002, 2001 and 2000, BankAtlantic Bancorp accrued $1.0 million, $2.0 million and $1.9 million of compensation expense related to the Ryan Beck retention pool established in connection with the acquisition of Ryan Beck in 1998. The participants' accounts in the Ryan Beck retention pool vested on June 28, 2002.

During the year ended December 31, 2000, BankAtlantic Bancorp incurred a one-time charge to compensation expense of $1.3 million in connection with the redemption and retirement of all publicly held outstanding shares of BankAtlantic Bancorp Class B Common Stock. The compensation charge resulted from the exercise of options to acquire BankAtlantic Bancorp Class B Common Stock prior to the retirement of the publicly held portion of this class of stock.

The impairment of goodwill in 2001 related to BankAtlantic Bancorp's 1998 acquisition of LTI. BankAtlantic Bancorp concluded, during the third quarter of 2001, that LTI would not meet its performance expectations. As a consequence BankAtlantic Bancorp closed the offices of LTI and ceased the origination of leases.

Goodwill amortization during 2001 and 2000 represented the amortization of goodwill associated with all acquisitions. Upon the implementation of FASB Statement Number 142 on January 1, 2002, BankAtlantic Bancorp discontinued the amortization of goodwill. BankAtlantic Bancorp will evaluate goodwill for impairment in subsequent periods in accordance with FASB Statement Number 142.

Other expenses for 2002, 2001 and 2000 primarily consisted of professional fees. Included in other expenses for 2002 was $410,000 of fees paid to Ryan Beck in connection with the underwriting of the Company's securities. Additionally, legal fees increased by $500,000 during 2002 compared to 2001 as a consequence of a lawsuit initiated against the founder of a private technology company in which BankAtlantic Bancorp has an investment. (See "Related Party Transactions for a further discussion.)

BFC HOLDING COMPANY OPERATIONS

                                                               FOR THE YEARS
                                                             ENDED DECEMBER 31,                       CHANGE            CHANGE
                                                -------------------------------------------           2002 VS.          2001 VS.
(IN THOUSANDS)                                   2002              2001              2000              2001              2000
                                                -------           -------           -------           -------           -------
NET INTEREST EXPENSE:
Interest on loans                               $   303           $   239           $   751           $    64           $  (512)
Interest on short term investments                   51               144               254               (93)             (110)
Interest on notes payable                        (1,153)           (1,239)           (1,394)               86               155
                                                -------           -------           -------           -------           -------
NET INTEREST EXPENSE                               (799)             (856)             (389)               57              (467)
                                                -------           -------           -------           -------           -------
NON-INTEREST INCOME:
Net revenues from sales of real estate             --               1,345             1,508            (1,345)             (163)
Impairment of securities                         (1,583)           (4,379)           (4,556)            2,796               177
Other                                             1,161             1,129             1,141                32               (12)
                                                -------           -------           -------           -------           -------
    Non-interest loss                              (422)           (1,905)           (1,907)            1,483                 2
                                                -------           -------           -------           -------           -------
NON-INTEREST EXPENSE:

Employee compensation and benefits                2,332             1,902             1,389               430               513
Occupancy and equipment                              77                85                48                (8)               37
Other                                               799               899               936              (100)              (37)
                                                -------           -------           -------           -------           -------
  Non-interest expense                            3,208             2,886             2,373               322               513
                                                -------           -------           -------           -------           -------
Loss before income taxes                        $(4,429)          $(5,647)          $(4,669)          $ 1,218           $  (978)
                                                =======           =======           =======           =======           =======

Since 2000, BFC has controlled greater than 50% of the vote of BankAtlantic Bancorp and accordingly BankAtlantic Bancorp is consolidated in the financial statements of the Company. Therefore, BFC's equity from earnings in BankAtlantic Bancorp is not included in the BFC Holding Company segment results.

The decrease in interest on loans for 2001 as compared to 2000 primarily resulted from decreased interest earned on advances associated with the development and construction of the Center Port property, as lower amounts were outstanding during 2001.

The 2001 net revenues from sales of real estate represents the gain on the sale of BFC's 50% interest in Delray Industrial Park. The 2000 net revenues from sales of real estate represents BFC's net gains from the sale of land at Center Port. BFC recognized impairment charges of $1.6 million, $4.4 million and $4.6 million during the 2002, 2001 and 2000 periods, respectively. These impairment charges were the result of significant declines in the values of equity investments that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities.

The increases in employee compensation and benefits were primarily due to increases in levels of compensation and bonuses paid to employees.

FINANCIAL CONDITION

We consider the interest rate sensitivity, credit risk, liquidity risk and equity pricing risk of our assets and liabilities, general economic conditions and our capital position in managing our financial condition.

Our total assets at December 31, 2002 and 2001 were $5.4 billion and $4.7 billion, respectively. The increase in total assets primarily resulted from:

      - The acquisition of Community Savings, which added approximately $969 million in assets;

      - The Gruntal transaction, which added $165 million in assets which were primarily securities owned;

      - A $60.7 million investment in Bluegreen Corporation, a New York Stock Exchange listed company which engages in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land;

      - The purchase of a $14.3 million office facility to consolidate BankAtlantic's headquarters and back office operations into a centralized facility;

      - The increase in goodwill and core deposit intangible assets associated with the Community acquisition, partially offset by the impairment of goodwill assigned to the Ryan Beck reportable segment;

      - Higher cash balances at the Federal Home Loan Bank and increased short term investments due to accelerated prepayments of residential loans and mortgage-backed securities;

      -     The origination of commercial real estate and home equity loans;

      - The larger securities owned balances primarily associated with municipal bond inventory of Ryan Beck's subsidiary, GMS;

      - Increases in deferred tax assets related to the impairment of securities and the recording of a minimum pension liability; and

      -     Higher other assets balance associated with the activities of Ryan
            Beck.

The above increases in total assets were partially offset by:

      - Decreased balances in securities available for sale resulting from the sales of mortgage-backed securities as well as accelerated repayments associated with the historically low interest rate environment during 2002;

      - Continued run-off in the syndications, leasing, international and indirect lending areas, which were discontinued activities; and

      - Reduction in investment securities due to the transfer of $198.7 million of mortgage-backed securities from held to maturity to available for sale;

The Company's total liabilities at December 31, 2002 were $5.0 billion compared to $4.2 billion at December 31, 2001. The increase in total liabilities primarily resulted from:

      - The acquisition of Community Savings, which added approximately $798 million in liabilities;

      - The Gruntal transaction, which added approximately $134 million in liabilities;

      - The issuance in the aggregate of $180.4 million of trust preferred securities;

      - Higher due to clearing agent liability associated with Ryan Beck trading activities;

      - Additional borrowings from our bank line of credit and at Levitt to fund real estate purchases and Levitt's investment in Bluegreen; and

      - Increased other liabilities resulting from a substantial increase in Ryan Beck's accrued employee compensation and other accrued expenses linked to an increase in personnel hired in connection with the Gruntal transaction.

The above increases in total liabilities were partially offset by

      - Lower short-term borrowings associated with an increase in FHLB advance obligations and higher deposit balances'; and

      - Redemption of $74.8 million of trust preferred securities and $21 million of subordinated debentures.

At December 31, 2002 and 2001, minority interest was approximately $365.5 million and $348.4 million, respectively. The increase in minority interest was primarily due to a net increase of $26.5 million which resulted from BankAtlantic Bancorp's earnings and reduced by BankAtlantic Bancorp's stockholders' activities associated with other comprehensive income and the payment of dividends in 2002. This increase in minority interest was partially offset by a decrease of approximately $9.4 million in the private limited partnerships minority interest primarily attributed to decreases in other comprehensive income and distributions of the partnerships' equity investments.

Stockholders' equity at December 31, 2002 was $77.4 million compared to $74.2 million at December 31, 2001. The increase was primarily attributed to earnings of $5.2 million and the issuance of common stock upon the exercise of stock options of $205,000. Offsetting the above increases were reductions in stockholders' equity of $1.8 million associated with activities in other comprehensive income, the payment of $319,000 upon the retirement by the Company of Class B Common Stock and a reduction of $15,000 to additional paid-in capital relating to the net effect of BankAtlantic Bancorp capital transactions, net of income taxes.

The components of other comprehensive income relate to the Company's net unrealized gains or loss on securities available for sale, net of income taxes and the Company's proportionate share of non-wholly owned subsidiaries' activities in other comprehensive income. Included in the change in other comprehensive income was a $1.0 million loss associated with the establishment by BankAtlantic Bancorp of a minimum pension liability, a $526,000 decline in unrealized gains on securities available for sale, a $201,000 unrealized loss on BankAtlantic Bancorp's interest rate swap activity and a $62,000 unrealized loss associated with the activities of Bluegreen Corporation. BankAtlantic Bancorp established a minimum pension liability during 2002 as a result of the decline in the fair value of pension assets below the accumulated benefit obligation of the plan during 2002.

The regulatory capital ratios of BankAtlantic as well as a description of the components of risk-based capital and capital adequacy requirements are included in Note 15 to the consolidated financial statements.

BANK OPERATIONS ASSET AND LIABILITY MANAGEMENT

BankAtlantic's asset liability management is governed by policies that are reviewed and approved by BankAtlantic's Board of Directors. The asset and liability committee, which is comprised of members of BankAtlantic's executive management, meets quarterly and monitors its market risks to develop risk management strategies that are in accordance with BankAtlantic's policies.

BankAtlantic originates commercial real estate loans, commercial business loans, small business loans and consumer loans which generally have higher yields and shorter durations than residential real estate loans. BankAtlantic purchases both fixed and variable rate residential loans which are retained for portfolio. BankAtlantic also originates CRA loans for its portfolio and originates CRA loans that are pre-sold to correspondents. BankAtlantic acquires mortgage-backed securities (including REMIC, both residential and commercial). BankAtlantic emphasizes the origination of low cost transaction accounts that are generally less interest rate sensitive than time deposits. BankAtlantic has introduced a free checking deposit product and has implemented seven-day branch banking which includes extended lobby hours, 24 hour customer service center and sponsored numerous community events to promote growth of transaction deposit accounts. BankAtlantic also borrows funds from the Federal Home Loan Bank and executes reverse repurchase agreements with various brokers and customers. BankAtlantic also obtains brokered deposits in conjunction with interest rate swap contracts in order to fund LIBOR based commercial loans. The interest rate swap contracts have the effect of converting fixed rate deposits to LIBOR based borrowings. BankAtlantic has also entered into variable rate FHLB advances along with interest rate swap contracts in order to fix the variability of cash outflows on floating rate advances. BankAtlantic participates in the State of Florida's public funds program when rates are lower than current certificate rates.

CONSOLIDATED MARKET RISK

Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is interest rate risk and our secondary market risk is equity price risk. BFC's primary market risk, without consideration of BankAtlantic Bancorp, is equity price risk relating to its equity investments. At December 31, 2002, BFC held $1.6 million in publicly traded securities and $3.7 million in private companies for which no trading market exists.

CONSOLIDATED INTEREST RATE RISK

The majority of BankAtlantic Bancorp's assets and liabilities are monetary in nature subjecting BankAtlantic Bancorp to significant interest rate risk which would arise if the relative values of each of its assets and liabilities change in conjunction with a general rise or decline in interest rates. BankAtlantic Bancorp has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring its potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 2002 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were:

      -     Loan portfolio,

      -     Debt securities available for sale,

      -     Investment securities,

      -     FHLB stock,

      -     Federal funds sold,

      -     Deposits,

      -     Advances from FHLB,

      -     Securities sold under agreements to repurchase,

      -     Federal funds purchased,

      -     Subordinated debentures,

      -     Notes and bonds payable,

      -     Interest rate swaps,

      -     Forward contracts,

      -     Trust preferred securities, and

      -     Off-balance sheet loan commitments.

The model calculates the net potential gains and losses in net portfolio fair value by:

            (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts and derivatives at market rates to determine fair values at December 31, 2002,

            (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values; and

            (iii) the difference between the fair value calculated in (i) and
                  (ii) is the potential gains and losses in net portfolio fair values.

Management of BankAtlantic Bancorp has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BankAtlantic Bancorp's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Subordinated debentures, notes and bonds payable and trust preferred securities were valued for this purpose based on their contractual maturities or redemption date. BankAtlantic Bancorp's interest rate risk policy was approved by BankAtlantic Bancorp's Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management of BankAtlantic Bancorp has maintained the portfolio within these established tolerances.

Certain assumptions by BankAtlantic Bancorp in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:

      -     Interest rates,

      -     Loan prepayment rates,

      -     Deposit decay rates,

      - Market values of certain assets under various interest rate scenarios, and

      -     Repricing of certain borrowings.

The prepayment assumptions used in the model are:

Fixed rate mortgages              46%
Fixed rate securities             42%
Tax certificates                  10%

Deposit runoff assumptions used in the model are as follows:

                                           WITHIN      1-3       3-5      OVER 5
                                           1 YEAR     YEARS     YEARS     YEARS
                                           ------     -----     -----     -----
Money fund savings accounts decay rates      17%       17%       16%       14%
NOW and savings accounts decay rates         37%       32%       17%       17%

Presented below is an analysis of BankAtlantic Bancorp's interest rate risk at December 31, 2002. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                  NET PORTFOLIO
        CHANGES                       VALUE                       DOLLAR
        IN RATE                       AMOUNT                      CHANGE
------------------------      -----------------------     ----------------------
                             (DOLLARS IN THOUSANDS)
                +200 bp             $531,932                    $  66,530
                +100 bp             $512,530                    $  47,128
                      0             $465,402                    $       -
                -100 bp             $404,404                    $ (60,998)
                -200 bp             $341,066                    $(124,336)

It was also assumed that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that BankAtlantic Bancorp's assets and liabilities would perform as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the results of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which we may take in the future.

EQUITY PRICE RISK

The Company also maintains a portfolio of equity securities owned and available for sale securities which subjects us to equity pricing risks which would arise as the relative values of our equity securities change in conjunction with market or economic conditions. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by equity securities owned, securities sold but not yet purchased, and available for sale securities. The following are hypothetical changes in the fair value of our securities owned, securities sold but not yet purchased, and available for sale securities at December 31, 2002 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                                            AVAILABLE                    SECURITIES
   PERCENT                     SECURITIES                    FOR SALE                      SOLD
 CHANGE IN                        OWNED                     SECURITIES                    NOT YET                       DOLLAR
 FAIR VALUE                    FAIR VALUE                   FAIR VALUE                   PURCHASED                      CHANGE
------------                  ------------                 ------------                 ------------                  ------------
                                                      (DOLLARS IN THOUSANDS)
       20%                    $     42,827                 $      3,552                 $    (4,429)                 $    6,992
       10%                    $     39,258                 $      3,256                 $    (4,060)                 $    3,496
        0%                    $     35,689                 $      2,960                 $    (3,691)                 $      --
      -10%                    $     32,120                 $      2,664                 $    (3,322)                 $    (3,496)
      -20%                    $     28,551                 $      2,368                 $    (2,953)                 $    (6,992)


Excluded from the above table was $3.8 million and $3.7 million of investments in private companies held by BankAtlantic Bancorp and BFC, respectively, for which no current market exists. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk.

Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and to hedge market risk exposures. These financial instruments include securities sold, but not yet purchased and futures contracts. Securities sold, but not yet purchased represent obligations of Ryan Beck to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as Ryan Beck's ultimate obligation may exceed the amount recognized in the

Consolidated Statement of Financial Condition. As a securities broker and dealer, Ryan Beck is engaged in various securities trading and brokerage activities servicing a diverse group of domestic corporations, governments, institutional, and individual investors. Ryan Beck has exposure to risk associated with the nonperformance of these counter parties in fulfilling their contractual obligations. Ryan Beck is also exposed to risk associated with its securities owned and GMS's investments in below investment grade securities.

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

BFC'S LIQUIDITY AND CAPITAL RESOURCES

The primary sources of funds to BFC (without consideration of BankAtlantic Bancorp's liquidity and capital resources which except as noted, are not available to BFC) were dividends from BankAtlantic Bancorp, revenues from property operations, principal and interest payments on loan receivables and borrowings. Funds were primarily utilized by BFC to reduce mortgage payables and other borrowings, to buy back and retire 40,000 shares of Class B Common Stock, and to fund operating expenses and general and administrative expenses. BFC has an $8.0 million revolving line of credit that can be utilized for working capital as needed. At December 31, 2002, approximately $1.98 million was available under this facility that matured in December 2002 and bears interest at the prime rate plus 1%. In March 2003, the maturity date under this facility was extended until May 2003. Approximately 21% of the shares of BankAtlantic Bancorp's Class A Common Stock owned by BFC are pledged as collateral. In July 2002, BFC borrowed $1.5 million under the revolving line of credit.

On July 16, 2002, John Abdo borrowed $3.5 million from the Company on a recourse basis and paid off his existing $500,000 loan due to BFC. The $3.5 million loan bears interest at the prime rate plus 1%, requires monthly interest payments, is due on demand and is secured by 1,019,563 shares of BFC Class A Common Stock and 370,750 shares of BFC Class B Common Stock.

At December 31, 2002 and 2001, approximately $8.5 million and $8.7 million, respectively, of the mortgage payables relate to mortgages on real estate with an interest rate of 9.2% and maturity date in May 2007. At December 31, 2002 and 2001, approximately $702,000 and $872,000, respectively, of the mortgage payables relate to mortgage receivables in connection with the sale of properties previously owned by the Company, with interest rates at 6% and maturity dates ranging from 2009 through 2010.

As previously indicated the Company holds approximately 22.6% of the outstanding BankAtlantic Bancorp Common Stock. The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp's Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and, as discussed below, the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993 and management of BankAtlantic Bancorp has indicated that it will seek to declare regular quarterly cash dividends on the BankAtlantic Bancorp Common Stock. BankAtlantic Bancorp currently pays a quarterly dividend of $.031 per share on its Class A and Class B Common Stock. Based on its current level of ownership and BankAtlantic Bancorp's current dividend rate, BFC currently receives approximately $408,000 per quarter in dividends from BankAtlantic Bancorp.

BANKATLANTIC BANCORP, INC.  LIQUIDITY AND CAPITAL RESOURCES

BankAtlantic Bancorp's principal source of liquidity is dividends from BankAtlantic. BankAtlantic Bancorp also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. BankAtlantic Bancorp's annual debt service at December 31, 2002 associated with its subordinated debentures, trust preferred securities, and financial institution borrowings was $14.1 million. BankAtlantic Bancorp's estimated current annual dividends to common shareholders are approximately $7.2 million. The declaration and payment of dividends and the ability of BankAtlantic Bancorp to meet its debt service obligations will depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to BankAtlantic Bancorp, which payments are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income. During 2002, BankAtlantic Bancorp received $22.0 million of dividends from BankAtlantic.

During the year ended December 31, 2002, BankAtlantic Bancorp participated in seven pooled trust preferred securities offerings in which an aggregate of $125 million of trust preferred securities were issued. The trust preferred securities pay distributions quarterly at a floating rate equal to 3-month LIBOR plus a spread and are redeemable five years from their issue date. The net proceeds to Bancorp from the trust preferred securities offerings after placement fees and expenses were approximately $121.1 million. Additionally, in March 2002, BankAtlantic Bancorp completed an underwritten public offering in which BankAtlantic Bancorp's wholly-owned statutory trust ("BBC Capital Trust II") issued $55.4 million of trust preferred securities. These trust preferred securities pay distributions quarterly at an 8.50% fixed rate. The net proceeds to BankAtlantic Bancorp from the publicly offered trust preferred securities after underwriting discounts and expenses were approximately $53.3 million. The trust preferred securities are considered debt for financial accounting and tax purposes.

BankAtlantic Bancorp used the proceeds from the above trust preferred securities offerings to retire $21 million of 9% subordinated notes and $74.8 million of 9.5% trust preferred securities to fund a portion of BankAtlantic's purchase of Community Savings, Levitt's investment in Bluegreen Corporation, and Ryan Beck's acquisition of certain assets and the assumption of certain liabilities of Gruntal, and for general corporate purposes. While the use of these proceeds to retire higher cost fixed rate debt significantly reduced BankAtlantic Bancorp's funding costs for the subsequent fiscal year, the floating rate trust preferred securities increase BankAtlantic Bancorp's interest rate risk.

BankAtlantic Bancorp maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. BankAtlantic Bancorp has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $16.1 million at December 31, 2002, and BankAtlantic Bancorp was in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points and the facility matures on September 1, 2004.

On November 25, 1997, BankAtlantic Bancorp issued $100.0 million of 5 5/8% Debentures maturing on December 1, 2007. The 5 5/8% Debentures are convertible at an exercise price of $11.25 per share into BankAtlantic Bancorp Class A Common Stock. The 5 5/8% Debentures are redeemable at BankAtlantic Bancorp's option, in whole or in part, at fixed redemption prices. The outstanding balance of the 5 5/8% Debentures at December 31, 2002 was $46.0 million.

On October 1, 2001, BankAtlantic transferred its direct ownership in Levitt Corporation to BankAtlantic Bancorp. There is no assurance that periodic sales of properties from real estate investments will be sufficient to fund Levitt's operating expenses as incurred in future years. To the extent real estate sales are not adequate to cover Levitt's operating expenses as incurred, it may be necessary to fund an operating deficit from other sources. While BankAtlantic Bancorp is not obligated to repay any third party debt of Levitt under any circumstances, BankAtlantic Bancorp has a significant investment in Levitt and Levitt owes BankAtlantic Bancorp $30.0 million in connection with its acquisition of Bluegreen common stock. Additionally BankAtlantic has loans to Levitt subsidiaries joint ventures. Levitt borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by the stock of Levitt and Sons and contains covenants in the loan agreement that restrict the payment of dividends or other advances by Levitt to BankAtlantic Bancorp. At December 31, 2002, $10.5 million was outstanding on this loan. The loan bears interest at the prime rate plus 50 basis points and matures on September 1, 2005.

Ryan Beck has not paid dividends to BankAtlantic Bancorp and it is not anticipated that Ryan Beck will pay dividends to BankAtlantic Bancorp in the foreseeable future.

BankAtlantic Bancorp is not currently subject to regulatory capital requirements, and it is not anticipated that BankAtlantic Bancorp will be required to meet holding company capital requirements in the foreseeable future. However, BankAtlantic Bancorp's regulatory capital amounts and ratios calculated based on methodology used in the Federal Reserve Board's calculation of capital requirements for bank holding companies are presented in the table below:

                                                ACTUAL
                                         -------------------
                                         AMOUNT        RATIO
                                         ------        -----
(DOLLARS IN THOUSANDS)
As of December 31, 2002:
Total risk-based capital                $618,076       15.38%
Tier I risk-based capital               $487,964       12.14%
Core capital                            $487,964        9.16%

BANKATLANTIC LIQUIDITY AND CAPITAL RESOURCES

BankAtlantic's liquidity will depend on its ability to generate sufficient cash to meet funding needs to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic's securities portfolio provides an internal source of liquidity as a consequence of its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.

BankAtlantic's primary sources of funds have been deposits, principal repayments of loans and tax certificates; securities available for sale; maturities of securities held to maturity; proceeds from the sale of loans and investment securities; sales of branch facilities, proceeds from securities sold under agreements to repurchase; advances from FHLB; operations; subordinated debentures; other borrowings; and capital contributions from the Company. These funds were primarily utilized to fund loan disbursements and purchases, fund deposit outflows, repayments of securities sold under agreements to repurchase, maturities of advances from FHLB, purchases of tax certificates and payments of maturing certificates of deposit, pay operating expenses, and payment of dividends to the Company. The FHLB has granted BankAtlantic a $1.4 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on all of BankAtlantic's residential mortgage loans and certain commercial real estate loans. BankAtlantic has established lines of credit for up to $160 million with other banks to purchase federal funds and has established a $17.1 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed. See Note 8 to the Consolidated Financial Statements for further details on lines of credit.

In October 2002, BankAtlantic issued $22 million of its floating rate subordinated debentures due 2012. The subordinated debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable after October 2007 at a redemption price based upon then prevailing market interest rates. The net proceeds were used by BankAtlantic for general corporate purposes to support asset growth. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The debentures currently qualify for inclusion in BankAtlantic's total risk based capital.

In connection with the acquisition of Community, BankAtlantic assumed $15.9 million of mortgage-backed bonds. The bonds have a floating interest rate and mature in September 2013.

Total commitments to originate and purchase loans and mortgage-backed securities, excluding the undisbursed portion of loans in process, were approximately $698.0 million, $268.5 million and $143.8 million at December 31, 2002, 2001 and 2000, respectively. BankAtlantic also entered into a five-year forward commitment to purchase the remaining balance of an identified portfolio of government agency securities in March 2005. The original principal balance of the portfolio was $225 million, and the outstanding principal balance at December 31, 2002 was $39.1 million. The portfolio is estimated to decrease to $4.1 million during the five-year commitment period. BankAtlantic has historically funded its commitments out of loan repayments, deposit growth, and short and intermediate term borrowings. At December 31, 2002, loan commitments were approximately 20.7% of loans receivable, net.

A significant source of BankAtlantic's liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of BankAtlantic's loan portfolio and securities available for sale at December 31, 2002. The total amount of principal repayments on loans and securities contractually due after December 31, 2003 was $3.8 billion, of which $640.6 million have fixed interest rates and $3.2 billion have floating or adjustable interest rates. Actual principal repayments may differ from information shown below.

                                   OUTSTANDING AT
                                     DECEMBER 31,                               FOR THE PERIOD ENDING DECEMBER 31, (1)
                               -------------------------     ----------------------------------------------------------------------
                                                                2004-          2006-           2011-         2016-
(IN THOUSANDS)                    2002           2003           2005           2010            2015          2020          >2021
                               ----------     ----------     ----------     ----------     ----------     ----------     ----------
Commercial real estate         $2,072,397     $  682,043     $1,004,873     $  221,272     $   92,334     $   55,882     $   15,993
Residential real estate         1,378,041            717          1,794         13,363         59,545        253,647      1,048,975
Consumer (2)                      294,565          6,352          9,968         13,297         74,220        190,576            152
Commercial business (4)           190,551        127,310         36,918         22,300          4,023           --             --
                               ----------     ----------     ----------     ----------     ----------     ----------     ----------
  Total loans (4)              $3,935,554     $  816,422     $1,053,553     $  270,232     $  230,122     $  500,105     $1,065,120
                               ==========     ==========     ==========     ==========     ==========     ==========     ==========
Total securities available
  for sale (3)                 $  707,858     $    1,956     $      575     $    1,290     $   12,851     $   83,854     $  607,332
                               ==========     ==========     ==========     ==========     ==========     ==========     ==========

      (1) Does not include deductions for undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.

      (2)   Includes second mortgage loans.

      (3) Includes in 2002 marketable equity securities available for sale of $1.4 million and excludes $14.4 million of a held to maturity commercial mortgage backed bond which matures in 2011.

      (4)   Includes lease financing.

Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2002 were (in thousands):

                                               COMMERCIAL       REAL ESTATE
                                                BUSINESS        CONSTRUCTION         TOTAL
                                               ----------        ----------        ----------
One year or less                               $  166,493        $  703,221        $  869,714
Over one year, but less than five years            22,767           512,673           535,440
Over five years                                     1,291             2,517             3,808
                                               ----------        ----------        ----------
                                               $  190,551        $1,218,411        $1,408,962
                                               ==========        ==========        ==========
Due After One Year:
Pre-determined interest rate                   $   24,058        $   81,739        $  105,797
Floating or adjustable interest rate                 --             433,451           433,451
                                               ----------        ----------        ----------
                                               $   24,058        $  515,190        $  539,248
                                               ==========        ==========        ==========

Loan Concentration - BankAtlantic's geographic loan concentration at December 31, 2002 was:

                                Florida      69%
                                California    5%
                                Northeast     7%
                                Other        19%
                                            ---
                                   Total    100%
                                            ===

The loan concentration for BankAtlantic's originated portfolio is primarily in Florida. The concentration in California, the Northeast, and other locations primarily relates to purchased wholesale residential real estate loans.

LEVITT CORPORATION LIQUIDITY AND CAPITAL RESOURCES

Levitt's primary source of funds during the year ended December 31, 2002 were proceeds from the sale of real estate inventory, capital contributions, proceeds from development bonds payable, distributions from real estate joint ventures and borrowings. These funds were primarily utilized to purchase real estate inventory, repay borrowings, repay development bonds payable, invest in real estate joint ventures, invest in Bluegreen Corporation and pay general and administrative expenses.

Levitt Corporation and certain subsidiaries are parties to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on Levitt's financial condition. Levitt is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the ordinary course of its business. Levitt provides home purchasers with warranties against certain defects for a period of up to two years from the date of purchase. Levitt provides for estimated warranty costs when the home is sold and continuously monitors warranty exposure.

Levitt borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by the stock of Levitt and Sons, and covenants in the loan agreement prohibit the payment of dividends or other advances by Levitt to the Company. There is currently $10.5 million outstanding on this loan.

Levitt has entered into various loan agreements to provide financing for the acquisition and site improvements ("A&D Loans") and construction of residential units ("Construction Loans"). As of December 31, 2002, these loan agreements provide for advances on a revolving loan basis up to a maximum of $122.5 million, of which $70.8 million, were outstanding. The loans are secured by mortgages on respective properties including improvements. Principal payments are required as home sales are consummated. Certain indebtedness provides that it is an event of default if there is a change of control.

At December 31, 2002, Levitt and Sons and Core Communities had credit agreements with non-affiliated financial institutions to provide working capital lines of credit of $7.5 million and $1.8 million, respectively. At December 31, 2002, the available credit from these agreements were $4.0 million and $1.7 million, respectively, and the outstanding balance was $3.5 million and $112,000. The credit facilities mature on September 2004 and September 2003, respectively.

In April 2002, Levitt received an $18.6 million capital contribution and borrowed $30 million from BankAtlantic Bancorp. Levitt utilized these funds plus $5.2 million of working capital to purchase a 35% interest in Bluegreen Corporation's common stock. The $30 million loan was eliminated in consolidation.

At December 31, 2002, Levitt's total borrowings from BankAtlantic were approximately $27.5 million. Levitt's joint venture total borrowings from BankAtlantic were $25.5 million at December 31, 2002.

Some of Levitt's borrowings contain covenants that, among other things, require Levitt to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that Levitt can incur in the future and restricting the payment of dividends from Levitt to BankAtlantic Bancorp. At December 31, 2002, Levitt was in compliance with all loan agreement financial covenants.

The St. Lucie West Services District (the "District") is an independent unit of local government created in 1989 in accordance with the Uniform Community Development District Act of 1980, Chapter 190, Florida Statutes (the "Act"). The Act was enacted in order to provide a uniform method for the establishment of individual assessment districts to own, operate, build and finance basic community development services, including water and wastewater utility facilities, roadways and surface water management infrastructure. Levitt would otherwise be obligated to finance and construct such infrastructure as a condition to obtain certain approvals necessary in the normal course of business.

The Act provides the District with the power to issue tax-exempt bond financing in order to pay all or part of the cost of infrastructure improvements authorized under the Act. The use of this type of bond financing is a common practice for major land developers in Florida. The Act further provides the District with the power to levy special assessments on virtually all of the lands within the boundaries of St. Lucie West to pay the principal and interest on tax-exempt bonds issued to finance common-use service facilities and infrastructure.

The governing body of the District is the Board of Supervisors, comprised of five Supervisors, which are elected based exclusively upon the vote of the qualified electors in the District. As a landowner in the District, Levitt is responsible for its pro-rata share of assessments from the District. When Levitt sells a parcel of land, the liability for the assessments related to parcels sold transfers to the end users of land through an assessment lien on their property.

Levitt entered into a connection fee guarantee agreement with the St. Lucie West Services District. The agreement provides that Levitt will prepay sufficient water and sewer connection fees to service outstanding bonds of the District. Levitt has no underlying guarantee obligation in connection with the District Bonds. No amounts have been funded pursuant to the agreement, and the connection fees, as of December 31, 2002, were in excess of that required by the agreement through at least the next three years. At December 31, 2002, the outstanding balance of the development bonds were $4.6 million.

During 2002, additional tax-exempt financing entities were formed to serve as a conduit for the expected financing of basic infrastructure for Tradition Development Company LLC, Live Oak Development 1, LLC and Live Oak Commercial 1, LLC. These entities are wholly-owned subsidiaries of Core Communities. The additional tax-exempt financing entities formed during 2002 were formed in accordance with the Act. There have been no bond financing nor any assessments levied in connection with the tax-exempt financing entities formed during 2002.

RYAN BECK LIQUIDITY AND CAPITAL RESOURCES

Ryan Beck's primary source of funds during the year ended December 31, 2002 were clearing broker borrowings, capital contributions and a subordinated borrowing from BankAtlantic Bancorp, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, and fees from customers. These funds were primarily utilized to pay operating expenses, fund the Gruntal transaction and fund capital expenditures.

In the ordinary course of business, Ryan Beck borrows, under an agreement with its Clearing Broker, by pledging securities owned as collateral primarily to finance its trading inventories. The amount and terms of the borrowings are subject to the lending policies of the Clearing Broker and can be changed at the Clearing Broker's discretion. Additionally, the amount financed is also impacted by the market value of the securities owned.

In the year ended December 31, 2002, Ryan Beck received a $15.0 million capital contribution and borrowed $5.0 million from BankAtlantic Bancorp for general corporate purposes. The $5 million intercompany borrowing and the $15.0 million capital contribution were eliminated in consolidation.

As part of the Gruntal transaction, Ryan Beck assumed responsibility for repayment of a $3.4 million note payable secured by leasehold improvements and equipment. At December 31, 2002, the total outstanding amount was $2.3 million and the note matures on May 1, 2004. Additionally, Ryan Beck acquired the operations of GMS. Approximately $86 million of GMS's securities owned are below investment grade securities. Approximately $27.7 million par value of these securities with an estimated fair value and carrying value of approximately $9.7 million were in default. These securities are not readily marketable and Ryan Beck's ability to liquidate these investments will depend on market conditions and is subject to significant risk. While Ryan Beck's believes that the carrying amount of these securities is at fair value, it may not be possible to realize that value upon sale.

At December 31, 2002, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2003, and it is secured by certificates of deposit ("CDs") from Ryan Beck's certificate of deposit wholesale business. There were no amounts outstanding under this facility at December 31, 2002.

Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness, to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. At December 31, 2002, Ryan Beck's ratio of aggregate indebtedness to net capital was 4.48 to
1. Ryan Beck's regulatory net capital was approximately $9.3 million, which was $6.5 million in excess of its required net capital of $2.8 million.

Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2002.

CONSOLIDATED CASH FLOWS

A summary of our consolidated cash flows follows (in thousands):

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                          2002              2001              2000
                                                        ---------         ---------         ---------
Net cash provided by (used in):
  Operating activities                                  $  (4,105)        $  79,731         $  93,927
  Investing activities                                    280,324            (6,113)         (461,344)
  Financing activities                                   (148,181)          (37,688)          364,098
                                                        ---------         ---------         ---------
Increase (decrease) in cash and cash equivalents        $ 128,038         $  35,930         $  (3,319)
                                                        =========         =========         =========

Cash flows from operating activities decreased during 2002 compared to 2001 due to increases in real estate inventory and loans held for sale along with decreases in other liabilities and amounts due to clearing agent. These declines in operating cash flows were partially offset by a decline in securities owned and in other liabilities as well as a significant increase in impairments and write-downs.

Cash flows from operating activities decreased during 2001 compared to 2000 due primarily to declines in loan sales, provision for credit losses and additional investments in real estate. The above declines in cash flows were partially offset by a substantial increase in earnings and other liabilities as well as a decrease in accrued interest receivable.

Cash flows from investing activities increased during 2002 compared to 2001 primarily due to increased proceeds from sales and maturities of securities available for sale and investment securities.

Cash flows from investing activities increased during 2001 compared to 2000 resulting primarily from lower purchases and originations of loans and leases and a significant increase in sales and maturities of securities available for sale and investment securities. These increases in cash flows from investing activities were partially offset by higher purchases of securities.

Cash flows from financing activities declined during 2002 compared to 2001 resulting primarily from a decline in FHLB advances and short term borrowings, the retirement of certain trust preferred securities and debentures and a decline in the increase in deposits. The above cash outflows were partially offset by the issuance of trust preferred securities and additional borrowings.

Cash flows from financing activities declined during 2001 compared to 2000 resulting primarily from decreases in short term borrowings, deposits and notes payable. The decreases were partially offset by proceeds from the issuance of common stock.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The tables below summarize Bancorp's contractual obligations, commercial and other commitments at December 31, 2002 (in thousands).

                                                                          PAYMENTS DUE BY PERIOD
                                            --------------------------------------------------------------------------------
                                                                LESS
             Contractual                                       THAN 1             1-3                4-5             AFTER 5
             Obligations                     TOTAL              YEAR             YEARS              YEARS             YEARS
----------------------------------          --------          --------          --------          --------          --------
Long-Term Debt                              $374,191          $ 17,277          $ 57,824          $ 67,749          $231,341
Operating Lease Obligations                   60,403            13,534            20,525            13,453            12,891
                                            --------          --------          --------          --------          --------
Total Contractual Cash Obligations          $434,594          $ 30,811          $ 78,349          $ 81,202          $244,232
                                            --------          --------          --------          --------          --------

                                                              AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                      ------------------------------------------------------------------------------------------
                                         TOTAL               LESS
      Commercial and Other              AMOUNTS             THAN 1               1-3                 4-5               AFTER 5
          Commitments                  COMMITTED             YEAR               YEARS               YEARS               YEARS
----------------------------          ----------          ----------          ----------          ----------          ----------
Lines of Credit                       $  426,884          $  165,860          $   43,848          $     --            $  217,176
Standby Letters of Credit                 35,927              35,927                --                  --                  --
Other Commercial Commitments             697,989             697,989                --                  --                  --
Other Commitments                         39,328                 200              39,128                --                  --
                                      ----------          ----------          ----------          ----------          ----------
Total Commitments                     $1,200,128          $  899,976          $   82,976          $     --            $  217,176
                                      ----------          ----------          ----------          ----------          ----------

RELATED PARTY TRANSACTIONS

Alan B. Levan, President and Chairman of the Board of the Company also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp and BankAtlantic. Alan B. Levan is also Chairman of the Board of Bluegreen Corporation and Levitt.

John E. Abdo, Vice Chairman of the Board of the Company also serves as Vice Chairman of the Board of Directors of BankAtlantic Bancorp and BankAtlantic and is a director and President of Levitt Corporation, a wholly owned subsidiary of BankAtlantic Bancorp. John E. Abdo is also Vice Chairman of the Board of Bluegreen Corporation.

Glen R. Gilbert, Executive Vice President of the Company also serves as Executive Vice President of Levitt Corporation.

During 1998, Levitt Corporation entered into an agreement with the Abdo Companies, Inc., a company in which Mr. Abdo is the principal shareholder and CEO, whereby Abdo Companies receives monthly management fees from Levitt. Levitt also pays the Company for management and accounting services provided to them. The amounts paid may not be representative of the amount that would be paid in an arms-length transaction. Management fees to/from related parties for the years ended December 31, 2002, 2001 and 2000 consisted of (in thousands):

                                        YEAR ENDED DECEMBER 31,
                                      ----------------------------
                                      2002        2001        2000
                                      ----        ----        ----
            Abdo Companies            $291         291         475
                                      ====        ====        ====
            Levitt Corporation        $170          80          80
                                      ====        ====        ====

            Other affiliates          $ 41          44          42
                                      ====        ====        ====

The Company paid BankAtlantic approximately $67,000 during 2002 for office space used by the Company in BankAtlantic's headquarters and for miscellaneous administrative and other related expenses. BankAtlantic provided certain administrative services to Bluegreen in 2002 without receipt of payment for such services.

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

During 1999 and 2000, the Company (without consideration of BankAtlantic Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company's interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, and therefore, they are consolidated in these financial statements. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $5.1 million of capital was raised by these partnerships from unaffiliated third parties, as well as officers, directors and affiliates of the Company who invested approximately $4.4 million in the partnerships. The Company and the general partners retained ownership interests of approximately $1.8 million. Additionally, during 2001, approximately $895,000 of capital was raised from unaffiliated third parties by one of these partnerships and officers, directors and affiliates of the Company invested approximately $1.3 million in the partnership. The Company and the general partners retained ownership interests of approximately $3.8 million increasing the Company's total investment in these partnerships to an aggregate of $5.6 million. Of the $1.3 million, invested by officers, directors and affiliates, Alan Levan and Jack Abdo each borrowed $500,000 from the Company on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company each borrowed $50,000 on a non-recourse basis to make their investments. Such amounts were still outstanding at the end of the year (except for John Abdo's $500,000 loan which is discussed below), bear interest at the prime rate plus 1% and are payable interest only annually with the entire balance due in February 2006. After the limited partners receive a specified return from the partnerships, the general partners are entitled to receive 20% of all cash distributions from the partnerships. The general partners are limited liability companies of which the members are: BFC Financial Corporation
- 57.5%, John E. Abdo - 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0% and John E. Abdo, Jr. - 17.5%. Losses net of minority interests for the year ended December 31, 2002 were $766,000. At December 31, 2002, the Company's net investment in these partnerships was $2.4 million.

On July 16, 2002, John Abdo borrowed $3.5 million from the Company on a recourse basis and paid off his existing $500,000 loan due to BFC. The $3.5 million loan bears interest at the prime rate plus 1%, requires monthly interest payments, is due on demand and is secured by 1,019,564 shares of BFC Class A Common Stock and 370,750 shares of BFC Class B Common Stock.

During 1999, BFC Financial Corporation entered into an agreement with John E. Abdo, Jr., son of John E. Abdo, a Director and Vice Chairman of the Board. Pursuant to the agreement, the Company will pay to John E. Abdo, Jr. an amount equal to 1% of the amount of the Company's investment in venture capital investments identified by him for the Company and will grant him a profit participation of 3-1/2% of the net profit realized by the Company through his interest in the general partner of the technology venture partnership that receives the identified investment. Additionally, the Company pays him an expense allowance of $300 per month. During 2002, the Company paid John E. Abdo, Jr. expense allowances of $3,600 pursuant to the agreement.

An affiliated limited partnership, BankAtlantic Bancorp and affiliates of the Company are investors in a privately held technology company located in Boca Raton, Florida. The affiliated limited partnership invested $2 million in 219,300 shares in the technology company's common stock, which shares were acquired in October 2000 at a price per share of $9.12. At December 31, 2001, the carrying value of this investment by the limited partnership had been written down to $4.95 per share. BankAtlantic Bancorp invested $15 million in 3,033,386 shares of the technology company's common stock in cash and by issuance to the technology company of 748,000 shares of BankAtlantic Bancorp Class A Common Stock. BankAtlantic Bancorp's shares in the technology company were acquired in October 1999 at an average price per share of $4.95. Both Alan
B. Levan and John E. Abdo joined the Board of the technology company. Alan B. Levan owns or controls direct and indirect interests in an aggregate of 286,709 shares of the technology company common stock, purchased at an average price per share of $8.14 and Mr. John E. Abdo owns or controls direct and indirect interests in an aggregate of

368,408 shares of the technology company common stock purchased at an average price per share of $7.69. Jarett Levan, a director of BankAtlantic Bancorp and Senior Vice President of BankAtlantic, has an indirect ownership interest in an aggregate of 350 shares of such common stock, and Bruno DiGiulian, a director of BankAtlantic Bancorp, has an indirect ownership interest in 1,754 shares of such common stock. BFC and its affiliates collectively own approximately 7% in the technology company's outstanding common stock. The technology company also served as an Application Service Provider ("ASP") for BankAtlantic Bancorp for one customer service information technology application. This ASP relationship was in the ordinary course of business, and fees aggregating approximately $155,000, $169,000 and $368,000 were paid by BankAtlantic Bancorp to the technology company for its services during the years ended December 31, 2002, 2001 and 2000, respectively. The ASP relationship was terminated effective September 2002. During 2001, Mr. Levan and Mr. Abdo resigned from the Board of Directors of the technology company and initiated a lawsuit on behalf of the Company and others against the founder of the technology company, personally, regarding his role. The Company, BankAtlantic Bancorp and other owners in the technology company who are parties to the lawsuit will share in legal fees incurred in connection with the litigation and in any recovery in proportion to their respective interests. In early 2003, the technology company initiated a lawsuit against BankAtlantic Bancorp seeking to have a restrictive legend on its BankAtlantic Bancorp Class A Common Stock removed.

During the year ended December 31, 2002, the Company performed an additional evaluation of its investment in the technology company to determine if there was an other than temporary decline in value associated with this investment. As a consequence, of this evaluation, included in the Company's statement of operations during the year ended December 31, 2002 was a $15.6 million impairment charge, net of minority interest, for the write off of BankAtlantic Bancorp's and the limited partnership's investment in the technology company.

The Company has a 49.5% interest and affiliates and third parties have a 50.5% interest in a limited partnership formed in 1979, for which the Company's Chairman serves as the individual General Partner. The partnership's primary asset is real estate subject to net lease agreements. The Company's cost for this investment, approximately $441,000, was written off in 1990 due to the bankruptcy of the entity leasing the real estate. During 1999, the Company received distributions of approximately $588,000 from the partnership due to the sale of 31 of 34 convenience stores that it owned. During each of the years 2002 and 2001, the Company received distributions of approximately $25,000 from the partnership.

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

The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. ("Ruden, McClosky"), a law firm to which Bruno DiGiulian, a director of BankAtlantic Bancorp, is of counsel. Fees aggregating $1.0 million, $793,000 and $166,000 were paid to Ruden, McClosky by the Company and its subsidiaries for 2002, 2001 and 2000 respectively. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.

Alan B. Levan and John E. Abdo have investments or are partners in real estate joint ventures with developers, in connection with other ventures, have loans from BankAtlantic or are partners in joint ventures with Levitt Corporation.

Certain officers of Levitt Corporation or its subsidiaries have minority ownership interests in joint venture partnerships in which Levitt is also a limited or general partner.

The BankAtlantic Foundation is a non-profit foundation established by BankAtlantic. During 2002, the Foundation made donations aggregating $350,000, including $50,000 to the Broward Community College Foundation, $15,000 to the Florida Grand Opera, $8,320 to the Leadership Broward Foundation, $4,250 to ArtServe, $3,000 to the Broward Performing Arts Foundation and $2,500 to the Boys & Girls Club of Broward. Alan Levan sits on the Boards of the Broward Community College Foundation and the Florida Grand Opera, Jarett Levan sits on the Boards of the Leadership Broward Foundation and ArtServe, John E. Abdo is Chairman of the Board of the Broward Performing Arts Foundation and Charlie C. Winningham, II is on the Board of the Boys & Girls Club of Broward.

For each of the years in the three year period ended December 31, 2002, Jarett Levan, a director and son of director, president and CEO Alan Levan, was employed by BankAtlantic as a Senior Vice President/Alternative Delivery and was paid annual compensation of $181,313, $141,674 and $95,752, respectively, for his services. Alan Levan's daughter, Shelley Levan Margolis, for each of the years in the three year period ended December 31, 2002, served as executive director of the BankAtlantic Foundation, receiving annual compensation of $104,823, $88,025 and $71,924, respectively.

Included in BFC's other assets at December 31, 2002, and 2001 was approximately $391,000, and $396,000 respectively due from affiliates.

DIVIDENDS

BFC has not paid any dividends since its inception. As stated above, a source of BFC's liquidity is dividends from BankAtlantic Bancorp. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp management has stated that it intends to pay regular quarterly cash dividends on its common stock. BankAtlantic Bancorp's payment of dividends may be limited by the terms of applicable indentures and the availability of funds for dividend payments. The availability of funds depends upon BankAtlantic's ability to pay dividends to BankAtlantic Bancorp. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels, retained net income and net income. See "Regulation and Supervision - Limitation on Capital Distributions."

IMPACT OF INFLATION

The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Virtually all of our assets and liabilities are monetary in nature and as a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully under the previous section entitled "Interest Rate Sensitivity."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Consolidated Market Risk"

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
               ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

Financial Statements:

            Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

            Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2002 (as restated)

            Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2002

            Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2002

            Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
BFC Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of BFC Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BFC Financial Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the consolidated financial statements, diluted earnings per share in the accompanying consolidated statements of operations for the years ended December 31, 2001 and 2000 have been restated to include the proportionate share of a subsidiary's diluted income attributable to potential common shares.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets and for gains and losses on the extinguishment of debt in 2002 and for derivative instruments and hedging activities in 2001.

KPMG LLP

Fort Lauderdale, Florida
February 3, 2003

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                           December 31, 2002 and 2001
                        (In thousands, except share data)

                                                                                      2002                    2001
                                                                                  ------------            ------------
                                      ASSETS
Cash and due from depository institutions                                         $    202,432            $    124,383
Federal Funds sold and securities purchased under resell agreements                     50,145                     156
Investment securities and tax certificates (approximate fair value:
    $212,698 and $434,470)                                                             212,240                 428,718
Loans receivable, net                                                                3,377,870               2,776,624
Securities available for sale, at fair value                                           713,131                 859,483
Securities owned, at fair value                                                        186,454                  68,296
Accrued interest receivable                                                             34,050                  33,787
Real estate held for development and sale and joint ventures                           256,401                 183,163
Investment in unconsolidated real estate subsidiary                                     60,695                    --
Office properties and equipment, net                                                    92,784                  61,786
Federal Home Loan Bank stock, at cost which approximates fair value                     64,943                  56,428
Deferred tax asset, net                                                                 12,119                    --
Goodwill, net                                                                           78,575                  39,859
Core deposit intangible asset                                                           13,757                    --
Other assets                                                                            60,337                  32,676
                                                                                  ------------            ------------
      Total assets                                                                $  5,415,933            $  4,665,359
                                                                                  ============            ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                          $  2,920,555            $  2,276,567
Advances from FHLB                                                                   1,297,170               1,106,030
Securities sold under agreements to repurchase                                         116,279                 406,070
Federal Funds purchased                                                                   --                    61,000
Subordinated debentures, notes and bonds payable                                       209,068                 145,484
Guaranteed preferred beneficial interests in Bancorp's Junior
  Subordinated Debentures                                                              180,375                  74,750
Securities sold, but not yet purchased                                                  38,003                  38,431
Due to clearing agent                                                                   78,791                   9,962
Deferred tax liability, net                                                               --                     3,916
Other liabilities                                                                      132,780                 120,557
                                                                                  ------------            ------------
  Total liabilities                                                                  4,973,021               4,242,767
                                                                                  ------------            ------------

Minority interest                                                                      365,501                 348,420

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                          --                      --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 6,474,994 in 2002 and 6,461,994 in 2001                            58                      58
Class B common stock, of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 2,362,157 in 2002 and 2,366,157 in 2001                            21                      21
Additional paid-in capital                                                              24,077                  24,206
Retained earnings                                                                       52,387                  47,195
                                                                                  ------------            ------------
  Total stockholders' equity before
    accumulated other comprehensive income                                              76,543                  71,480
Accumulated other comprehensive income                                                     868                   2,692
                                                                                  ------------            ------------
  Total stockholders' equity                                                            77,411                  74,172
                                                                                  ------------            ------------

 Total liabilities and stockholders' equity                                       $  5,415,933            $  4,665,359
                                                                                  ============            ============

          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
       For each of the years in three year period ended December 31, 2002
                     (In thousands, except per share data)


INTEREST INCOME:                                                                2002           2001            2000
                                                                             ---------       ---------       ---------
Interest and fees on loans and leases                                        $ 222,170       $ 237,304       $ 247,132
Interest and dividends on securities available for sale                         42,457          52,956          51,053
Interest and dividends on other investments and securities owned                45,497          35,741          30,711
                                                                             ---------       ---------       ---------
        Total interest income                                                  310,124         326,001         328,896
                                                                             ---------       ---------       ---------
INTEREST EXPENSE:
Interest on deposits                                                            62,777          85,668          91,723
Interest on advances from FHLB                                                  62,412          60,472          61,331
Interest on securities sold under agreements to repurchase and federal
  funds purchased                                                                6,546          24,270          34,617
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in Bancorp's Junior
  Subordinated Debentures                                                       27,377          24,177          30,222
Capitalized interest on real estate developments and joint ventures             (5,997)         (5,749)         (6,487)
                                                                             ---------       ---------       ---------
        Total interest expense                                                 153,115         188,838         211,406
                                                                             ---------       ---------       ---------
NET INTEREST INCOME                                                            157,009         137,163         117,490
Provision for loan losses                                                       14,077          16,905          29,132
                                                                             ---------       ---------       ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            142,932         120,258          88,358
                                                                             ---------       ---------       ---------
NON-INTEREST INCOME:
Investment banking income                                                      151,156          43,436          51,101
Gains on sales of real estate developed for sale
 and joint venture activities                                                   51,650          37,928          24,725
Gains (losses) on sales of loans, net                                            1,840              60            (528)
Income from unconsolidated real estate subsidiary                                5,349              --              --
Service charges on deposits                                                     26,479          16,372          13,666
Other service charges and fees                                                  14,087          14,731          15,025
Gains on securities activities                                                   8,578           7,124           2,856
Impairment of securities                                                       (20,384)         (7,905)         (5,185)
(Loss) gain on debt redemption                                                  (3,125)           (389)         12,228
Other                                                                           12,266           9,622          12,597
                                                                             ---------       ---------       ---------
        Total non-interest income                                              247,896         120,979         126,485
                                                                             ---------       ---------       ---------
NON-INTEREST EXPENSE:
Employee compensation and benefits                                             201,280          96,352          91,702
Occupancy and equipment                                                         40,035          29,224          27,916
Advertising and promotion                                                       13,833           7,897           8,219
Amortization of goodwill and other intangible assets                             1,360           4,073           4,081
Impairment of  goodwill                                                             --           6,624              --
Restructuring charge and impairment write-downs                                  1,007             331           2,656
Acquisition related charges and impairments                                      4,925              --              --
Communications                                                                  11,314           3,291           3,233
Floor broker and clearing fees                                                   8,519           2,796           3,742
Other                                                                           55,415          42,674          38,031
                                                                             ---------       ---------       ---------
        Total non-interest expense                                             337,688         193,262         179,580
                                                                             ---------       ---------       ---------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST,
   DISCONTINUED OPERATIONS, EXTRAORDINARY ITEMS
   AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                    53,140          47,975          35,263
Provision for income taxes                                                      18,296          25,260          17,642
Minority interest in income of consolidated subsidiaries                        38,294          18,379          14,655
                                                                             ---------       ---------       ---------
(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY ITEMS
  AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                     (3,450)          4,336           2,966
Income from discontinued mortgage servicing business (less income taxes
  of $361)                                                                          --              --             669
Extraordinary items (less income taxes of $2,771)                               23,749              --              --
Cumulative effect of a change in accounting principle (less
    income taxes of  $1,246 in 2002 and $683 in 2001)                          (15,107)          1,138              --
                                                                             ---------       ---------       ---------
NET INCOME                                                                       5,192           5,474           3,635
Amortization of goodwill, net of tax and minority interest                          --             735             791
                                                                             ---------       ---------       ---------
NET INCOME ADJUSTED TO EXCLUDE GOODWILL AMORTIZATION
                                                                             $   5,192       $   6,209       $   4,426
                                                                             =========       =========       =========

                                                                     (Continued)
          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
     For each of the years in the three year period ended December 31, 2002
                      (In thousands, except per share data)

                                                                              2002           2001           2000
                                                                             -----           -----          -----
EARNINGS PER SHARE:
Basic (loss) earnings per share before discontinued operations, extraordinary items and cumulative effect of
  a change in accounting principle                                           $(0.43)         $0.55          $0.37
Basic earnings per share from discontinued operations                           --              --           0.09
Basic earnings per share from extraordinary items                             2.97              --             --
Basic (loss) earnings per share from cumulative effect
  of a change in accounting principle                                        (1.89)           0.14             --
                                                                             -----           -----          -----
Basic earnings per share                                                      0.65            0.69           0.46
Basic earnings per share from amortization of goodwill                          --            0.09           0.10
                                                                             -----           -----          -----
Basic earnings per share adjusted to exclude goodwill amortization           $0.65           $0.78          $0.56
                                                                             =====           =====          =====

                                                                                        (AS RESTATED)   (AS RESTATED)
                                                                                        ------------    -------------
Diluted (loss) earnings per share before discontinued operations, extraordinary items and cumulative effect of
  a change in accounting principle                                        $   (0.46)      $    0.38      $    0.28
Diluted earnings per share from discontinued operations                          --              --           0.07
Diluted earnings per share from extraordinary items                            2.91              --             --
Diluted (loss) earnings per share from cumulative effect
  of a change in accounting principle                                         (1.85)           0.12             --
                                                                          ---------       ---------      ---------
Diluted earnings per share                                                     0.60            0.50           0.35
Diluted earnings per share from amortization of goodwill                         --            0.07           0.07
                                                                          ---------       ---------      ---------
Diluted earnings per share adjusted to exclude goodwill amortization      $    0.60       $    0.57      $    0.42
                                                                          =========       =========      =========
Basic weighted average number of common shares outstanding                    7,997           7,957          7,957
Diluted weighted average number of common and common
  equivalent shares outstanding                                               7,997           8,773          8,521

                   BFC Financial Corporation and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income For each of the years in the three year period ended December 31, 2002
                                 (In thousands)

                                                                                                          Accumulated
                                                                                                            Other
                                                                                                            Compre-
                                        Compre-        Class A      Class B     Additional                  hensive
                                        hensive        Common       Common        Paid-in     Retained      Income
                                        income         Stock        Stock        Capital      Earnings      (loss)          Total
                                        ------         -----        -----        -------      --------    ------------      -----
BALANCE, DECEMBER 31, 1999                          $    58           21         25,890        38,086        (5,090)        58,965
 Net income                           $   3,635          --           --             --         3,635            --          3,635
                                      ---------
 Other comprehensive income,
   net of tax:
   Unrealized gains on securities
    available for sale (less
    income tax provision of $6,535)      10,527
    Reclassification adjustment
     for gains  included
     in net income (less
    income tax provision of $180)         (410)
                                      ---------

 Other comprehensive income              10,117
                                      ---------

Comprehensive income                  $  13,752
                                      =========
Net effect of Bancorp capital
 transactions, net of income taxes                       --           --           (102)           --            --           (102)
Net change in other comprehensive
 income, net of income taxes                             --           --             --            --        10,117         10,117
                                                    -------           --         ------        ------        ------         ------
BALANCE, DECEMBER 31, 2000                          $    58           21         25,788        41,721         5,027         72,615
 Net income                           $   5,474          --           --             --         5,474            --          5,474
                                      ---------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale (less
    income tax benefit of $987)         (1,570)
   Accumulated losses associated
     with cash flow hedges (less
     income tax benefit of $200)          (319)
    Reclassification adjustment
     for cash flow hedges                  129
    Reclassification adjustment
     for net gain included in
     net income (less income
     tax provision of $360)               (575)
                                      ---------
 Other comprehensive loss               (2,335)
                                      ---------
Comprehensive income                   $ 3,139
                                      =========
Net effect of Bancorp capital
 transactions, net of income taxes                       --           --         (1,636)           --            --         (1,636)
Net change in other comprehensive
 income, net of income taxes                             --           --             --            --        (2,335)        (2,335)
Exercise of stock options                                --           --             54            --            --             54
                                                    -------           --         ------        ------        ------         ------
BALANCE, DECEMBER 31, 2001                          $    58           21         24,206        47,195         2,692         74,172
                                                    =======           ==         ======        ======         =====         ======

                                                                     (Continued)

          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
     For each of the years in the three year period ended December 31, 2002
                                 (In thousands)

                                                                                                       Accumulated
                                                                                                         Other
                                                                                                         Compre-
                                           Compre-     Class A   Class B    Additional                   hensive
                                           hensive     Common    Common      Paid-in      Retained       Income
                                           income       Stock     Stock      Capital      Earnings       (loss)        Total
                                           ------      -------   -------    ----------    --------     -----------     -----
BALANCE, DECEMBER 31, 2001                                $ 58        21        24,206      47,195           2,692    74,172
 Net income                                $ 5,192          --        --            --       5,192              --     5,192
                                           -------
 Other comprehensive income,
   net of tax:
   Unrealized gains on securities
    available for sale, (less income
    tax provision of $153)                     244
   Minimum pension liability (less
    income tax benefit of $650)             (1,035)
   Unrealized losses associated
    with investment in
    unconsolidated real estate
    subsidiary (less income tax
    (benefit of $39)                           (62)
   Accumulated loss associated with
    cash flow hedges
    (less income tax benefit of $80)          (127)
    Reclassification adjustment
     for cash flow hedges                      (74)
    Reclassification adjustment
     for net gain  included
     in net income
    (less income tax provision of
     $478)                                    (770)
                                           -------
 Other comprehensive loss                   (1,824)
                                           -------
Comprehensive income                       $ 3,368
                                           =======

Net effect of Bancorp capital
 transactions, net
 of income taxes                                            --       (15)           --          --             (15)
Retirement of Class B Common Stock                          --        (1)         (318)         --              --      (319)
Exercise of stock options                                   --         1           204          --              --       205
Net change in accumulated other
 comprehensive income,
 net of income taxes                                        --        --            --          --          (1,824)   (1,824)
                                                          ----        --        ------      ------          -------   ------
BALANCE, DECEMBER 31, 2002                                $ 58        21        24,077      52,387             868    77,411
                                                          ====        ==        ======      ======          =======   ======



The components of other comprehensive income relate to the net unrealized appreciation on securities available for sale, net of income taxes and the Company's proportionate share of non wholly-owned subsidiaries' net unrealized gains or loss on securities available for sale, net of income taxes, minimum pension liability, net of income taxes, unrealized loss associated with investment in unconsolidated real estate subsidiary, net of income taxes, accumulated loss associated with cash flow hedges, net of income taxes and reclassification adjustments, net of income taxes.

          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For each of the years in the three year period ended December 31, 2002
                                 (In thousands)

                                                                             2002            2001            2000
                                                                           ---------       ---------       ---------
OPERATING ACTIVITIES:
(Loss) income before discontinued operations, extraordinary items and
  cumulative effect of a change in accounting principle                    $  (3,450)      $   4,336       $   2,966
Income from discontinued operations, net of tax                                   --              --             669
Income from extraordinary item, net of tax                                    23,749              --              --
Cumulative effect of a change in accounting principle, net of tax            (15,107)          1,138              --
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH (USED IN)
  PROVIDED BY OPERATING ACTIVITIES:
Minority interest in income of consolidated subsidiaries                      38,294          18,379          14,655
Provision for credit losses (1)                                               17,019          18,222          30,166
Change in real estate inventory                                              (57,592)        (28,789)            353
Loans held for sale activity, net                                            (24,091)         14,068         (34,596)
Gains from  securities activities, net                                        (8,578)         (7,124)         (2,856)
Losses (gains) on sales of property and equipment, net                           328            (386)           (874)
Gains on sales of in-store branches                                             (384)         (1,577)             --
Gains on sales of real estate held for sale                                     (941)             --              --
Loss (gain) on debt redemption                                                 3,125             389         (12,228)
Depreciation, amortization and accretion, net                                 11,128           1,111           5,575
Restructuring charges and impairment write-downs, net                          4,852             331           2,656
Gain on Gruntal transaction                                                  (26,520)             --              --
Impairment of goodwill                                                        16,353           6,624              --
Impairment of securities                                                      20,384           7,905           5,185
(Benefit) provision for deferred income taxes                                 (1,954)          3,257            (990)
Proceeds from sales of loans                                                  41,602          24,017          50,109
Securities owned activities, net                                              33,751         (24,739)        (20,246)
Decrease (increase) in accrued interest receivable                             2,557          10,259         (13,452)
Amortization of intangible assets                                              1,360           4,073           4,081
Compensation in connection with corporate  transaction                            --              --           1,320
Issuance of forgivable notes receivable to Ryan Beck employees               (17,140)             --              --
Decrease (increase) in other assets                                            5,828          (3,665)          6,225
(Decrease) increase in other liabilities                                     (25,399)          9,123          32,177
(Decrease) increase in due to clearing agent                                 (32,876)           (739)         14,777
(Decrease) increase in securities sold not yet purchased                      (1,629)         26,406           9,396
Issuance of subsidiary stock options                                              92              --              --
Equity in earnings from unconsolidated real estate subsidiary                 (5,349)             --              --
Equity in joint venture earnings                                              (3,517)         (2,888)         (1,141)
                                                                           ---------       ---------       ---------
NET CASH (USED IN)  PROVIDED BY OPERATING ACTIVITIES                          (4,105)         79,731          93,927
                                                                           ---------       ---------       ---------
INVESTING ACTIVITIES:
Purchase of investment securities and tax certificates                     $(238,700)      $(267,025)      $(426,177)
Proceeds from redemption and maturity of investment securities
  and tax certificates                                                       239,176         221,434         155,256
Purchase of securities available for sale                                   (356,795)       (485,862)       (162,753)
Proceeds from sales and maturities of  securities available for sale         772,339         509,833         259,867
Purchases and net repayments (originations) of loans and leases              (23,776)         24,039        (291,500)
Proceeds from sales of real estate owned                                       5,898           5,860           5,053
Net additions to office properties and equipment                             (23,620)        (11,441)        (11,374)
Proceeds from sales of properties and equipment                                1,986             529           1,577
Proceeds from sales of real estate held for sale                               6,953              --              --
Investments and repayments from joint ventures, net                            3,478           1,348           4,700
Purchases of FHLB stock net of redemptions                                      (452)         (4,488)          4,470
Increase in investment in unconsolidated real estate subsidiary              (53,380)             --              --
Improvements to real estate owned                                                 --              --            (241)
Acquisitions, net of cash acquired                                           (52,783)           (340)           (222)
                                                                           ---------       ---------       ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          280,324          (6,113)       (461,344)
                                                                           =========       =========       =========

                                                                     (Continued)

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For each of the years in the three year period ended December 31, 2002
                                 (In thousands)

                                                                                       2002              2001              2000
                                                                                   -----------       -----------       -----------
FINANCING ACTIVITIES:
Net increase in deposits                                                           $    47,858       $   125,252       $   206,593
Reduction in deposits from sale of in-store branches, net                              (42,597)          (81,593)               --
Proceeds from FHLB advances                                                            227,499           365,000         1,359,004
Repayments of FHLB advances                                                           (172,736)         (297,771)       (1,418,389)
Net (decrease) increase in federal  funds purchased                                    (61,000)           51,300             3,800
Proceeds from notes and bonds payable                                                  158,831            66,651           113,586
Issuance of trust preferred securities                                                 180,375                --                --
Repayment of notes and bonds  payable                                                  (95,772)          (72,285)          (68,352)
Retirement of subordinated investment notes and subordinated debentures                (21,716)          (35,042)          (40,278)
Retirement of trust preferred securities                                               (74,750)               --                --
Change in minority interest                                                                (61)            2,397            10,028
Issuance of BFC common stock upon exercise of stock options                                205                54                --
Retirement of BFC common stock                                                            (319)               --                --
Payments to acquire and retire publicly held Bancorp's Class B Common Stock                 --                --           (33,243)
Net (decrease) increase  in securities sold under agreements to repurchase            (289,791)         (253,432)          236,279
Payment to acquire and retire Bancorp's common stock                                        --                --            (4,363)
Issuance of Bancorp common stock                                                         1,204            95,595             2,169
Bancorp common stock dividends paid to non-BFC shareholders                             (5,411)           (3,814)           (2,736)
                                                                                   -----------       -----------       -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                   (148,181)          (37,688)          364,098
                                                                                   -----------       -----------       -----------
Increase (decrease) in cash and cash equivalents                                       128,038            35,930            (3,319)
Cash and cash equivalents at beginning of period                                       124,539            88,609             1,545
Cash resulting from consolidation of Bancorp                                                --                --            90,383
                                                                                   -----------       -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   252,577       $   124,539       $    88,609
                                                                                   ===========       ===========       ===========
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
Interest paid on borrowings and deposits                                           $   160,069       $   201,681       $   216,186
Income taxes paid by Bancorp                                                            36,790            17,884             2,466
Income taxes paid by BFC                                                                    --                --                69
Change in minority interest resulting from issuance of Bancorp Class A Common
   Stock upon conversion of subordinated debentures                                         25            49,935                34
Issuance of notes payable under the Ryan Beck deferred compensation plan                 3,675                --                --
Change in minority interest resulting from issuance of
   Bancorp Class A Common Stock upon acquisitions                                           --               335               178
Change in minority interest resulting from issuance of Bancorp Class A
  restricted Common Stock, net                                                              --             1,209                --
Decrease in minority interest resulting from the distribution of
 its securities investment                                                              (8,655)               --                --
Change in minority interest resulting from
  the retirement of Bancorp restricted stock                                                --                --            (3,187)
Increase in other liabilities from the retirement of restricted stock                       --                --             3,187
Increase in loans receivable from real estate closings                                      --             1,247                --
Increase in development bonds payable from real estate closings                             --             1,247                --
Change in stockholders' equity resulting from net change
  in other comprehensive income, net of taxes                                           (1,824)           (2,335)           10,117
Transfer from escrow accounts to reflect payments on
   subordinated debentures                                                                  --                --               163
Net loss effect of Bancorp capital transactions,
  net of income taxes                                                                      (15)           (1,636)             (102)

(1) Provision for credit losses represents provision for loan losses, REO and tax certificates.

          See accompanying notes to consolidated financial statements.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION - BFC Financial Corporation ("BFC" or the "Company") is a unitary savings bank holding company as a consequence of its ownership of the Common Stock of BankAtlantic Bancorp, Inc. ("BankAtlantic Bancorp" or "Bancorp"). BankAtlantic is a wholly-owned subsidiary of Bancorp. The Company's primary asset is the capital stock of BankAtlantic Bancorp and its primary activities currently relate to the operations of BankAtlantic Bancorp. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. ("GAAP").

BFC owns shares of BankAtlantic Bancorp Class A and Class B Common Stock which represent 55.2% of the combined voting power and 22.6% of BankAtlantic Bancorp's outstanding Common Stock. Because BFC controls greater than 50% of the vote of BankAtlantic Bancorp, BankAtlantic Bancorp is consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of BankAtlantic Bancorp's net income recognized by the Company.

BankAtlantic Bancorp's principal assets include BankAtlantic and its subsidiaries, Ryan Beck & Co., Inc. ("Ryan Beck") and its subsidiaries and Levitt Corporation ("Levitt") and its subsidiaries.

BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida which provides traditional retail banking services and a wide range of commercial banking products and related financial services. In March 2002, BankAtlantic acquired Community Savings Bankshares, Inc. ("Community"). Community was a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. At March 22, 2002, Community Savings had assets of $909 million and deposits of $637 million and 21 branch locations.

Levitt Corporation engages in real estate activities through Levitt and Sons, LLC ("Levitt and Sons"), Core Communities, LLC ("Core Communities"), and several investments in real estate projects in Florida. Levitt and BankAtlantic Bancorp acquired an aggregate equity investment of approximately 40% in Bluegreen Corporation ("Bluegreen"), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. Core Communities owns the unsold land and other entitlements of the master planned community commonly known as St. Lucie West and Tradition in St. Lucie County, Florida and Live Oak Preserve in Hillsborough County, Florida. Core Communities also owns a community in the initial development stage in St. Lucie County, Florida known as Tradition and commercial land in Hillsborough County, Florida.

Ryan Beck is an investment-banking firm engaged in the underwriting, distribution and trading of tax-exempt, equity and debt securities. Ryan Beck offers a full service, general securities brokerage business with investment and insurance products for retail and institutional clients and provides investment and wealth management advisory services for its customers. On September 30, 2002, Ryan Beck & Co., LLC converted to a corporation by merging into Ryan, Beck & Co., Inc.

On April 26, 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in The GMS Group, LLC ("GMS"), a wholly-owned subsidiary of Gruntal (the "Gruntal Transaction").

In August 2000, BankAtlantic Bancorp shareholders approved a corporate transaction structured as a merger in which each share of BankAtlantic Bancorp's Class B Common Stock was converted into .0000002051 of a share of BankAtlantic Bancorp's Class B Common Stock as the surviving corporation in the transaction. No fractional shares were issued. The corporate transaction resulted in the retirement of all publicly held BankAtlantic Bancorp Class B Common Stock, leaving BFC the sole holder of BankAtlantic Bancorp's Class B Common Stock at that time. The Class B Common Stock represented 100% of the voting rights of BankAtlantic Bancorp. On May 24, 2001 BankAtlantic Bancorp amended its articles of incorporation to grant voting rights to holders of BankAtlantic Bancorp Class A Common Stock, make BankAtlantic Bancorp Class B Common Stock convertible into BankAtlantic Bancorp Class A Common Stock on a share-for-share basis, and equalize the cash dividends payable on BankAtlantic Bancorp's Class A Common Stock and BankAtlantic Bancorp's Class B Common Stock. As a consequence of the amendment, BankAtlantic Bancorp's Class A shareholders are entitled to one vote per share, which in the aggregate represent 53% of the combined voting power of BankAtlantic Bancorp's Class A Common

Stock and BankAtlantic Bancorp's Class B Common Stock. BankAtlantic Bancorp's Class B Common Stock represents the remaining 47% of the combined vote. The fixed voting percentages will be eliminated, and shares of BankAtlantic Bancorp's Class B Common Stock will be entitled to only one vote per share, from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B Common Stock.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of equity securities that are not publicly traded, the valuation of derivatives, the valuation of securities available for sale, and the valuation of real estate held for development, real estate joint venture investments and the cost to complete development work on real estate projects. In connection with the determination of the allowances for loan losses, real estate owned, real estate held for development and real estate joint venture investments, management obtains independent appraisals for significant properties when it is deemed prudent.

Certain amounts for prior years have been reclassified to conform with revised statement presentation for 2002.

CONSOLIDATION POLICY - The consolidated financial statements include the accounts of BFC, its wholly owned subsidiaries and majority controlled subsidiaries including BankAtlantic Bancorp and venture partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation. Because BFC controls greater than 50% of the vote of BankAtlantic Bancorp, BankAtlantic Bancorp is consolidated in the Company's financial statements instead of carried on the equity basis. At December 31, 2002, BFC owned 22.6% of BankAtlantic Bancorp's total common stock, which represents 55.2% of the combined vote of BankAtlantic Bancorp. Prior to 2000, BankAtlantic Bancorp was carried using the equity method and prior year amounts have not been restated.

CASH EQUIVALENTS - Cash and due from depository institutions include demand deposits at other financial institutions. Federal funds sold are generally sold for one-day periods and securities purchased under resell agreements are settled in less than 30 days.

DEBT AND EQUITY SECURITIES - Debt securities are classified based on management's intention on the date of purchase. Debt securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at amortized cost. Trading account securities consist of securities that are bought and held principally for the purpose of selling them in the near term and are carried at fair value with changes in the fair value included in earnings. All other debt securities are classified as available for sale and carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after tax basis. The fair value of securities available for sale was estimated by obtaining prices actively quoted on national markets, using a price matrix or applying management valuation models. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific-identification method.

Marketable equity securities, which are included in securities available for sale, are carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after- tax basis. Declines in the fair value of individual equity securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value. Equity securities that do not have readily determinable fair value are classified as investment securities and carried at historical cost. These securities are evaluated for other than temporary declines in value, and, if impaired, the historical cost of the securities is written down to estimated fair value.

TAX CERTIFICATES - Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are classified as investment securities and are carried at cost, net of an allowance for probable losses, which approximates fair value.

ALLOWANCE FOR TAX CERTIFICATE LOSSES - This allowance represents management's estimate of future losses that is probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 24 to 60 months delinquent, depending on the municipality, from BankAtlantic's acquisition date. At that time, interest ceases to be accrued.

LOANS AND LEASES - Loans are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs and premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income using methods that approximate the interest method. Equipment leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income on equipment leases is amortized over the lease terms by the interest method.

ALLOWANCE FOR LOAN AND LEASE LOSSES - The allowance for loan and lease losses reflects management's estimate of incurred credit losses in the loan and lease portfolios. A loan is impaired when collection of principal and interest based on the contractual terms of the loan is not probable. The first component of the allowance is for "non-homogenous" loans that are individually evaluated for impairment. These are high balance loans that management considers to be high risk. The process for identifying loans to be evaluated individually for impairment is based on management's identification of classified loans. Once an individual loan is found to be impaired, a specific valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. Non-homogenous loans that are not impaired are assigned an allowance based on historical data by product. The second component of the allowance is for "homogenous loans" in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans and leases have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. Management segregates homogenous loans into groups such as: residential real estate; small business mortgage; small business non-mortgage; lease financing; and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of the current economic environment, trends in industries, analysis of historical losses, static pool analysis, delinquency trends, classified loan grades and credit scores. The allowance also contains an unassigned component that is determined separately from the procedures outlined above. This component addresses certain industry and geographic concentrations, including economic conditions, in an attempt to address the imprecision inherent in the estimation of the assigned allowance for loan and lease losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance, the relationship of the unassigned component to the total allowance may fluctuate from period to period.

Management believes the allowance for loan and lease losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for loan and lease losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of the geographic areas in which BankAtlantic holds loans.

NON-PERFORMING LOANS AND LEASES - Interest income on loans, including the recognition of discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest method. A loan or lease is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90 day past due loans on non-accrual may be made if there exists an abundance of collateral, and the loan is in the process of collection. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms.

Consumer non-mortgage loans and lease financing contracts that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to fair value less cost to sell.

LOANS HELD FOR SALE - Such loans are reported at the lower of aggregate cost or estimated fair value, based on current market prices for similar loans. Loan origination fees and related direct loan origination costs and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold.

REAL ESTATE OWNED ("REO") - BankAtlantic's REO is recorded at the lower of cost or estimated fair value, less estimated selling costs. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Expenditures for capital improvements made thereafter are generally capitalized. Real estate acquired in settlement of loans is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values from the initially recorded amount. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. The construction and development activities of Levitt Corporation are not accounted for as REO.

INVESTMENT BANKING ACTIVITIES - Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Ryan Beck acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger and acquisition and financial restructuring advisory services. Investment banking management fees are recorded on the offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determined.

SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED - Securities owned and securities sold, but not yet purchased, are associated with proprietary transactions entered into by Ryan Beck and are accounted for at fair value, with changes in the fair value included in earnings. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets or management's estimates of amounts to be realized on settlement or management valuation model associated with securities that are not readily marketable. Profit and loss arising from transactions is recorded on a trade date basis.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE - This includes land, land development costs, and other construction costs and is stated at the lower of accumulated cost or estimated fair value. The estimated fair value of real estate is evaluated based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value including management's plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years.

Inventory costs include direct acquisition, development and construction costs, interest and other indirect construction costs. Land and indirect land development costs are accumulated by specific area and allocated proportionately to various parcels or housing units within the respective area based upon the most practicable methods, including specific identification and allocation based upon the relative sales value method or acreage methods. Direct construction costs are assigned to housing units based on specific identification. All other capitalized costs are accumulated by community and are allocated to those housing units based upon the most practicable methods. Other capitalized costs consist of capitalized interest, real estate taxes, tangible selling costs, local government fees and field overhead incurred during the development and construction period. Start-up costs and selling expenses are expensed as incurred.

Interest is capitalized at the effective rates paid on borrowings incurred for real estate inventory during the pre-construction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project.

Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred. This is when title to and possession of the property and risks and rewards of ownership transfer to the buyer, and other sale and profit recognition criteria are satisfied as required under generally accepted accounting principles in the United States of America for real estate transactions.

Title and mortgage operations include agency and other fees received for the processing of title insurance policies and mortgage loans. Revenues from title and mortgage operations are recognized when the transfer of the corresponding property or mortgages to third parties has been consummated.

INVESTMENTS IN JOINT VENTURES AND UNCONSOLIDATED REAL ESTATE SUBSIDIARY - The Company accounts for its partnership interests in its joint ventures and subsidiaries in which the Company does not own the majority of the voting stock or interests using the equity method of accounting. Under the equity method, the Company's initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings or losses. Distributions received reduce the carrying amount of the investment. All inter-company profits and losses are eliminated until realized through third party transactions. Interest is capitalized on real estate joint ventures while the venture has activities in progress necessary to commence its planned principal operations based on the average balance outstanding of investments and advances to joint ventures. Interest income on loans from BankAtlantic to joint ventures is eliminated based on the Company's ownership percentage in consolidation until realized by the sale of real estate by the joint venture.

Profit or loss on real estate sold including REO, joint ventures and real estate held for development and sale, is recognized in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." Any estimated loss is recognized in the period in which it becomes apparent.

GOODWILL AND OTHER INTANGIBLE ASSETS - The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. As of the adoption date, the Company no longer amortizes goodwill over its useful life. Instead, goodwill is tested for impairment annually. The impairment test consists of two steps. In the first step the Company determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. If the fair value of the reporting unit is greater than its carrying value the test is completed and goodwill assigned to the reporting unit is not impaired. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill.

In connection with the transitional goodwill impairment evaluation required under SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002, the date of adoption. During the six months ended June 30, 2002, the Company identified its reporting units and determined the carrying value of each of its reporting units by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The fair values of all reporting units, except for the Ryan Beck reportable segment, exceeded their respective carrying amounts at the adoption date. For the Ryan Beck reportable segment, an independent appraiser was engaged to determine the fair value of Ryan Beck's reporting units in order for the Company to measure the impairment amount. Based on the appraiser's evaluation, a $15.1 million impairment loss (net of a $1.2 million tax benefit) was recorded effective as of January 1, 2002 as the cumulative effect of a change in accounting principle.

Prior to the adoption of SFAS No. 142, goodwill was being amortized on a straight-line basis over estimated useful lives, ranging from 7 to 25 years. The Company periodically reviewed its goodwill for events or changes in circumstances that indicated that the carrying amount was not recoverable, in which an impairment charge was recorded.

IMPAIRMENT - The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset many not be recoverable. In performing the review for impairment, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset.

Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin off are considered held and used until disposed of. This statement requires that the depreciable life of a long-lived asset to be abandoned be revised, and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin off if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease.

OFFICE PROPERTIES AND EQUIPMENT -- Land is carried at cost. Office properties, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which generally range up to 40 years for buildings and 3-10 years for equipment and software. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.

Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred and gains or losses on disposal of assets are reflected in current operations.

ADVERTISING -- Advertising expenditures are expensed as incurred.

INCOME TAXES -- The Company does not include BankAtlantic Bancorp and its subsidiaries in its consolidated income tax return with its wholly owned subsidiaries since the Company owns less than 80% of the outstanding stock of BankAtlantic Bancorp. Deferred income taxes are provided on elements of income or expense that are recognized for financial accounting purposes in periods different than such items are recognized for income tax purposes.

The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for permanent differences. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

DERIVATIVE INSTRUMENTS - The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, "SFAS No. 133"), on January 1, 2001. All derivatives are recognized on the statement of financial condition at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the statement of financial condition or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of undesignated derivative instruments are reported in current-period earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is re-designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the statement of financial condition at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the statement of financial condition at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the statement of financial condition at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the statement of financial condition, and recognizes any changes in its fair value in earnings.

At January 1, 2001, BankAtlantic Bancorp had outstanding interest rate swap contracts utilized in BankAtlantic Bancorp's interest rate risk management strategy. In conjunction with the adoption of SFAS No. 133 on January 1, 2001, BankAtlantic Bancorp accounted for the interest rate swap contracts in accordance with the transition provisions of SFAS No. 133 and recorded a cumulative effect adjustment gain of approximately $1.1 million, net of tax.

EARNINGS PER SHARE - While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method. The diluted earnings per share computations take into consideration the potential dilution from securities issued by a subsidiary that enable their holders to obtain the subsidiary's common stock. The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding, when dilutive. For all periods, the shares of the Company issued in connection with a 1984 acquisition are considered outstanding after elimination of the Company's percentage ownership of the entity that received the shares issued in that acquisition.

STOCK BASED COMPENSATION PLANS - The Company maintains both qualifying and non-qualifying stock-based compensation plans for its employees and directors. These are described more fully in Note 13. The Company has elected to account for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. No compensation is recognized in connection with option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant.

During the year ended December 31, 2002, BankAtlantic Bancorp maintained both qualifying and non-qualifying stock-based compensation plans for its employees and directors. These are described more fully in Note 11. BankAtlantic Bancorp accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. BankAtlantic Bancorp has recognized $242,000, $241,000 and $540,000 of compensation expense associated with restricted stock and option awards during the years ended December 31, 2002, 2001 and 2000, respectively. No compensation is recognized in connection with option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                  -------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)              2002             2001          2000
                                                  ------           -----          -----
PRO FORMA NET INCOME
Net income, as reported                           $5,192           5,474          3,635
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related income tax effects                 (422)           (288)          (466)
                                                  ------           -----          -----
Pro forma net income                               4,770           5,186          3,169
                                                  ======           =====          =====
EARNINGS PER SHARE:

Basic earnings per share                          $ 0.65            0.69           0.46
                                                  ======           =====          =====
Basic pro forma                                     0.60            0.65           0.40
                                                  ======           =====          =====
Diluted earnings per share (as restated)          $ 0.60            0.50           0.35
                                                  ======           =====          =====
Diluted pro forma (as restated)                     0.54            0.47           0.30
                                                  ======           =====          =====

NEW ACCOUNTING PRONOUNCEMENTS - In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.") This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified into continuing operations. As a consequence, the Company reclassified from income (loss) from extraordinary items to income from continuing operations a $389,000 loss and a $12.2 million gain on the redemption by BankAtlantic Bancorp of subordinated investments notes and convertible debentures reflected in the Company's statements of operations for the years ended December 31, 2001 and 2000, respectively. The reclassification reduced basic earnings per share from continuing operations by $.03 and reduced diluted earnings per share from continuing operations by $0.03 for the year ended December 31, 2001. The reclassification increased basic earnings per share from continuing operations by $1.00 and increased diluted earnings per share from continuing operations by $0.93 for the year ended December 31, 2000.

In June 2002, the FASB issued Statement No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities"). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this statement, a liability was recognized when the entity committed to an exit plan. Management believes that this statement will not have a material impact on the Company's financial statements, however, the statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

In October 2002, the FASB issued Statement No. 147 ("Acquisitions of Certain Financial Institutions"). This statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. This statement provides that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in FASB Statement No. 147 are met, the amount of the unidentifiable intangible asset recorded in previous acquisitions will be reclassified to goodwill upon adoption of this statement. The statement will not affect the Company's prior acquisitions and management believes that this statement will not have an impact on the Company's historical financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The Company implemented the disclosure requirements of this interpretation as of December 31, 2002 and the liability recognition provisions of the interpretation as of January 1, 2003.

In December 2002, the FASB issued Statement No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure"). This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented the disclosure requirements of this statement as of December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company's consolidated financial statements. Our investments and advances to unconsolidated entities was $51.9 million at December 31, 2002. These entities were primarily real estate joint ventures. We believe that the majority of these entities will not be consolidated; however, we cannot give assurances that this will be the case until we complete our evaluation. We expect to complete our evaluation by July 1, 2003, the deadline imposed by this interpretation.

2. ACQUISITIONS

On April 26, 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal and acquired all of the membership interests in GMS, a wholly-owned subsidiary of Gruntal ("the Gruntal transaction"). Gruntal provided securities brokerage and investment banking services to individual and institutional investors. GMS is primarily engaged in the business of buying, selling and underwriting municipal securities. Part of GMS's business includes investing in unrated or distressed municipal securities. These securities are not readily marketable and are either not rated by any rating agency or are rated below investment grade. The assets that were acquired from Gruntal include all of Gruntal's customer accounts, furniture, leasehold improvements and equipment owned by Gruntal at the offices where Gruntal's investment consultants are located, assets related to Gruntal's deferred compensation plan and forgivable loans. The consideration provided by Ryan Beck for this transaction was the assumption of a note payable related to furniture and equipment in the Gruntal offices, assumption of certain non-cancelable leases associated with the Gruntal offices acquired, obligations owed to investment consultants participating in Gruntal's deferred compensation plan that accepted employment with Ryan Beck, and the payment of $6.0 million in cash. The Gruntal transaction was accounted for by the purchase method of accounting. Under this method the acquired assets and assumed liabilities of Gruntal were recorded at their estimated fair value, and the amount of estimated fair value of net assets in excess of the purchase price was used to write down non-financial assets. The remaining balance was recorded as an extraordinary income item. The Company's financial statements reflect the Gruntal transaction as of April 26, 2002.

On March 22, 2002, BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. ("Community"), for $170.3 million in cash and immediately merged Community into BankAtlantic. At the acquisition date, BankAtlantic Bancorp made a $78.5 million capital contribution to BankAtlantic. BankAtlantic funded the acquisition of Community using such capital contribution received from BankAtlantic Bancorp and funds obtained from the liquidation of investments. Community's results of operations have been included in the Company's consolidated financial statements since March 22, 2002. Community was a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. At March 22, 2002, Community had assets of $909 million and deposits of $637 million and 21 branches.

The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively (in thousands).

                                                  COMMUNITY          GRUNTAL               TOTAL
                                                 -----------       -----------          -----------
Cash and interest earning deposits               $   124,977       $       886          $   125,863
Securities available for sale                         79,768                --               79,768
Securities owned                                          --           151,909              151,909
Loans receivable, net                                623,469                --              623,469
FHLB Stock                                             8,063                --                8,063
Investments and advances to joint ventures            16,122                --               16,122
Goodwill                                              55,068                --               55,068
Core deposit intangible asset                         15,117                --               15,117
Other assets                                          46,620            12,597               59,217
                                                 -----------       -----------          -----------
    Fair value of assets acquired                    969,204           165,392            1,134,596
                                                 -----------       -----------          -----------
Deposits                                             639,111                --              639,111
FHLB advances                                        138,981                --              138,981
Other borrowings                                      14,291             3,427               17,718
Securities sold, but not yet purchased                    --             1,201                1,201
Due to clearing agent                                     --           101,705              101,705
Other liabilities                                      6,022            27,463(1)            33,485
                                                 -----------       -----------          -----------
    Fair value of liabilities assumed                798,405           133,796              932,201
Fair value of net assets acquired over cost               --           (23,749)(2)          (23,749)
Purchase price                                       170,799             7,847              178,646
Cash acquired                                       (124,977)             (886)            (125,863)
                                                 -----------       -----------          -----------
Purchase price net of cash acquired              $    45,822       $     6,961          $    52,783
                                                 ===========       ===========          ===========

         1. Included in Gruntal's other liabilities was a $21.0 million deferred compensation plan obligation, of which $18.3 million was vested. Also included in other liabilities was $675,000 of termination costs for contract obligations related to leased equipment and $654,000 of contract termination obligations associated with closing certain Gruntal branches.

         2. BankAtlantic Bancorp recognized an extraordinary gain of $23.7 million, net of income taxes of $2.8 million, and reduced the carrying amount of non-financial assets by $11.2 million as a result of the fair value of the assets acquired exceeding the cost of the Gruntal transaction. BankAtlantic Bancorp did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquired, because BankAtlantic Bancorp acquired the GMS membership interest rather than the net assets.

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

The following is pro forma information for the year ended December 31, 2002 and 2001 and is presented as if the Gruntal and Community transactions had been consummated on January 1, 2002 and 2001, respectively. The pro forma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the transactions been consummated during the period or as of the dates for which the pro forma financial information is presented.

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                                       2002                          2001
                                             -------------------------      -------------------------
(In thousands, except per share data)        HISTORICAL      PRO FORMA      HISTORICAL      PRO FORMA
                                             ----------      ---------      ----------      ---------
Interest income                              $ 310,124       $ 328,586       $ 326,001      $ 403,926
Interest expense                               153,115         160,425         188,838        233,656
Provision for loan losses                       14,077          16,121          16,905         22,043
                                             ----------      ---------      ----------      ---------
Net interest income after provision for
  loan losses                                $ 142,932       $ 152,040       $ 120,258      $ 148,227
                                             ----------      ---------      ----------      ---------
(Loss) income before extraordinary item
  and cumulative effect of a
  change in accounting principle             $  (3,450)      $  (3,896)      $   4,336      $     297
                                             ----------      ---------      ----------      ---------
Basic (loss) earnings per share
  from operations                            $   (0.43)      $   (0.49)      $    0.55      $    0.04
                                             ----------      ---------      ----------      ---------
Diluted (loss) earnings per share
  from operations (as restated)              $   (0.46)      $   (0.52)      $    0.38      $    0.04
                                             ==========      =========      ==========      =========
Basic weighted average shares                    7,997           7,997           7,957          7,957
Diluted weighted average shares                  7,997           7,997           8,773          8,773

During April 2002, BankAtlantic Bancorp's and Levitt's ownership in Bluegreen Corporation ("Bluegreen"), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land, increased from approximately 5% to 40%. This interest in Bluegreen was acquired for an aggregate purchase price of approximately $56 million. BankAtlantic Bancorp acquired approximately 5% of Bluegreen common stock during the first quarter of 2001, and Levitt acquired approximately 35% of Bluegreen common stock in April 2002. The acquisition of Bluegreen at various acquisition dates was accounted for as a step acquisition under the purchase method of accounting. In a step acquisition, the purchase price allocation is performed at each acquisition date and goodwill is recognized with each step purchase. As a consequence, the net assets of Bluegreen were recognized at estimated fair value to the extent of BankAtlantic Bancorp's ownership percentage at each acquisition date. BankAtlantic Bancorp's carrying amount of the investment was in the aggregate $2.1 million lower than the ownership percentage in the underlying equity in the net assets of Bluegreen. The $2.1 million was allocated to property and equipment. Additionally, prior period financial statements should be restated to reflect the results of applying the equity method of accounting to the initial acquisition; however, BankAtlantic Bancorp did not restate its prior year's financial statements due to lack of significance. Under the equity method of accounting the investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize BankAtlantic Bancorp's and Levitt's interest in the earnings or loss of Bluegreen after the acquisition date. The funds for the investment in Bluegreen were obtained from $29.9 million of borrowings from BankAtlantic Bancorp's existing bank line of credit, proceeds from trust preferred securities offerings, proceeds from the sale of equity securities from Bancorp's portfolio and $5.2 million of Levitt's working capital.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed in connection with the Bluegreen investment to the extent of BankAtlantic Bancorp's ownership interest of 40% (in thousands).

                                                                   FAIR
                                                                   VALUE
                                                                ---------
Cash and cash equivalents                                       $  19,077
Contracts receivable, net                                           8,544
Notes receivable, net                                              22,449
Prepaid expenses                                                    4,556
Inventory, net                                                     75,260
Retained interests in notes receivable sold                        15,101
Property and equipment, net                                        16,156
Other assets                                                        2,247
                                                                ---------
  Fair value of assets acquired                                   163,390
                                                                ---------
Accounts payable, accrued liabilities and other liabilities        20,196
Deferred income taxes                                               9,505
Line-of-credit notes payable and receivable
  backed notes payable                                             21,496
10.50% senior secured notes payable                                43,508
8.00% convertible subordinated debentures to related parties        2,350
8.25% convertible subordinated debentures                           9,826
                                                                ---------
  Fair value of liabilities assumed                               106,881
                                                                ---------
Purchase price of Bluegreen Corporation                         $  56,509
                                                                =========

In June 2001 and 2000, pursuant to the February 1998 acquisition agreement under which Ryan Beck acquired Cumberland Advisors, BankAtlantic Bancorp issued 43,991 and 55,239 shares of BankAtlantic Bancorp Class A Common Stock and made a cash payment of $340,000 and $210,000, respectively, to the former Cumberland Advisors partners. Such additional consideration was paid under earn-out provisions in accordance with the acquisition agreement and was recorded as an adjustment to the purchase price of Cumberland Advisors. BankAtlantic Bancorp's Class A Common Stock is subject to restrictions prohibiting transfers for two years.

Effective March 1, 1998, BankAtlantic Bancorp acquired Leasing Technology Inc. ("LTI"), a company engaged in the equipment leasing and finance business, in exchange for 826,175 shares of BankAtlantic Bancorp Class A common stock and $300,000 in cash. This merger was accounted for under the purchase method of accounting. BankAtlantic Bancorp was amortizing $7.9 million of goodwill from the transaction over 25 years on a straight-line basis. During the third quarter of 2001, after an extensive review by BankAtlantic Bancorp of LTI's operations, management concluded that LTI would not be able to meet performance expectations and its products did not complement BankAtlantic Bancorp's product mix. As a consequence, BankAtlantic Bancorp closed the offices of LTI and ceased new lease originations. BankAtlantic Bancorp determined that the goodwill associated with the LTI acquisition was impaired, resulting in the write-off of the remaining unamortized LTI goodwill of $6.6 million.

3. SECURITIES AND SHORT-TERM INVESTMENTS

The following tables summarize available-for-sale securities, investment securities and tax certificates (in thousands):

                                                                DECEMBER 31, 2002
                                              -----------------------------------------------------
                                                              GROSS          GROSS
                                              AMORTIZED     UNREALIZED     UNREALIZED    ESTIMATED
                                                COST       APPRECIATION   DEPRECIATION   FAIR VALUE
                                              ---------    ------------   ------------   ----------
MORTGAGE-BACKED SECURITIES:
Mortgage-backed securities                    $581,893        20,696            --         602,589
Real estate mortgage investment conduits       102,192         1,299            30         103,461
                                              ---------    ------------   ------------   ----------
     Total mortgage-backed securities         $684,085        21,995            30         706,050
                                              ---------    ------------   ------------   ----------
INVESTMENT SECURITIES:
Other Bonds                                   $    411            10            --             421
Equity securities                                5,703           957            --           6,660
                                              ---------    ------------   ------------   ----------
     Total investment securities                 6,114           967            --           7,081
                                              ---------    ------------   ------------   ----------
          Total                               $690,199        22,962            30         713,131
                                              =========    ============   ============   ==========

                                                                DECEMBER 31, 2001
                                              -----------------------------------------------------
                                                              GROSS          GROSS
                                              AMORTIZED     UNREALIZED     UNREALIZED    ESTIMATED
                                                COST       APPRECIATION   DEPRECIATION   FAIR VALUE
                                              ---------    ------------   ------------   ----------
MORTGAGE-BACKED SECURITIES:
Mortgage-backed securities                    $410,796         9,976             1         420,771
Real estate mortgage investment conduits       388,720         5,585           485         393,820
                                              ---------    ------------   ------------   ----------
     Total mortgage-backed securities         $799,516        15,561           486         814,591
                                              ---------    ------------   ------------   ----------
INVESTMENT SECURITIES:
U.S. Treasury Notes                           $  5,819            --            --           5,819
Other Bonds                                        250            12            --             262
Equity securities                               23,530        15,665           384          38,811
                                              ---------    ------------   ------------   ----------
     Total investment securities                29,599        15,677           384          44,892
                                              ---------    ------------   ------------   ----------
          Total                               $829,115        31,238           870         859,483
                                              =========    ============   ============   ==========

The scheduled maturities of debt securities and tax certificates were (in thousands):

                                                                                               TAX CERTIFICATES/DEBT
                                                           DEBT SECURITIES                          SECURITIES
                                                          AVAILABLE FOR SALE                      HELD TO MATURITY
                                                      -----------------------------          -----------------------------
                                                                          ESTIMATED                              ESTIMATED
                                                      AMORTIZED             FAIR             AMORTIZED             FAIR
DECEMBER 31, 2002(1)(2)                                 COST                VALUE               COST               VALUE
                                                      --------            --------            --------            --------
Due within one year                                   $    559            $    569            $139,474            $139,474
Due after one year, but within five years                1,220               1,251              54,600              54,600
Due after five years, but within ten years                 656                 699              14,383              14,841
Due after ten years                                    682,061             703,952                  --                  --
                                                      --------            --------            --------            --------
     Total                                            $684,496            $706,471            $208,457            $208,915
                                                      ========            ========            ========            ========

         (1) Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.
         (2) Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

                                                   INVESTMENT SECURITIES AND TAX CERTIFICATES
                                             -------------------------------------------------------------
                                                                 DECEMBER 31, 2002 (1)
                                             -------------------------------------------------------------
                                                              GROSS              GROSS           ESTIMATED
                                             AMORTIZED      UNREALIZED         UNREALIZED          FAIR
                                                COST       APPRECIATION       DEPRECIATION         VALUE
                                             ---------     ------------       ------------       ---------
Tax certificates --
       Net of allowance of  $1,873             $194,074        --                   --           194,074
Mortgage-backed securities (3)                   14,383       458                   --            14,841
Investment securities (2)                         3,783        --                   --             3,783
                                               --------       ---                 ----           -------
                                               $212,240       458                   --           212,698
                                               ========       ===                 ====           =======


                                                   INVESTMENT SECURITIES AND TAX CERTIFICATES
                                             -------------------------------------------------------------
                                                                 DECEMBER 31, 2001 (1)
                                             -------------------------------------------------------------
                                                              GROSS              GROSS           ESTIMATED
                                             AMORTIZED      UNREALIZED         UNREALIZED          FAIR
                                                COST       APPRECIATION       DEPRECIATION         VALUE
                                             ---------     ------------       ------------       ---------
Tax certificates --
       Net of allowance of  $1,521           $144,077            --                 --            144,077
Mortgage-backed securities (3)                264,433         5,878                126            270,185
Investment securities (2)                      20,208            --                 --             20,208
                                             --------         -----                ---            -------
                                             $428,718         5,878                126            434,470
                                             ========         =====                ===            =======

         (1) Management considers estimated fair value equivalent to book value for tax certificates and investment securities since these securities have no readily traded market and are deemed to approximate fair value.
         (2) Investment securities consist of equity instruments purchased through private placements.
         (3) Mortgage-backed securities at December 31, 2002 represented beneficial interest in a real estate mortgage investment trust secured by commercial real estate. Mortgage-backed securities at December 31, 2001 were residential mortgage-backed securities designated as held to maturity. During the year ended December 31, 2002. Bancorp transferred all of its residential mortgage-backed securities held to maturity ($198.7 million) to securities available for sale. The securities were transferred in order to respond to the significant decline in interest rates during the period. The securities transferred were not sold during the year ended December 31, 2002. The remaining mortgage backed securities held to maturity ($14.8 million) are collateralized by commercial real estate.

Activity in the allowance for tax certificate losses was (in thousands):

                                       FOR THE YEARS ENDED DECEMBER 31
                                     ----------------------------------
                                       2002          2001          2000
                                     -------       -------       -------
Balance, beginning of period         $ 1,521       $ 1,937       $ 1,504
                                     -------       -------       -------
Charge-offs                           (1,783)       (2,162)         (796)
Recoveries                               660           546           329
                                     -------       -------       -------
Net charge-offs                       (1,123)       (1,616)         (467)
                                     -------       -------       -------
Provision charged to operations        1,475         1,200           900
                                     -------       -------       -------
Balance, end of period               $ 1,873       $ 1,521       $ 1,937
                                     =======       =======       =======

The components of gains and losses on sales of securities were (in thousands):

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                         2002           2001           2000
                                                        -------       -------       -------
Gross gains on securities activities                    $ 8,711       $ 7,130       $ 3,775
Gross losses on securities activities                       (67)           --        (1,235)
Unrealized (loss) gain on future contract                   (66)           (6)          316
                                                        -------       -------       -------
Net gains on the sales of securities available for
  sale                                                  $ 8,578       $ 7,124       $ 2,856
                                                        =======       =======       =======

The specific identification method was used in determining cost in computing realized gains and losses. Proceeds for sales of securities available for sale were $197.6 million, $194.2 million, and $92.3 million during the years ended December 31, 2002, 2001,and 2000, respectively. Included in gains on securities activities during the year ended December 31, 2001 was $1.4 million of realized gains related to the settlement of interest rate swap contracts and unrealized losses of $1.5 million related to interest rate swap contracts that were subsequently designated as cash flow hedges.

BankAtlantic Bancorp's securities owned consisted of the following (in thousands):

                                                 DECEMBER 31,   DECEMBER 31,
                                                    2002            2001
                                                 -----------    ------------
Debt obligations:
  States and municipalities (1)                  $ 119,417      $  7,593
  Corporations                                       5,344        20,989
  U.S. Government and agencies                      26,004        32,308
Corporate equity                                    19,280         7,406
Mutual funds                                        16,409            --
                                                 -----------    ------------
     Total                                        $186,454      $ 68,296
                                                 ===========    ============

         (1) Includes $108.3 million of securities owned by GMS, of which approximately $86 million are non-rated securities and $9.7 million of those securities are not accruing interest. The ability to realize our investment in these securities will depend on future market conditions.

All the securities owned at December 31, 2002 and 2001 were associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck realized income from principal transactions of $66.3 million, $18.9 million and $14.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In the ordinary course of business, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral primarily to finance trading inventories. As of December 31, 2002, the balance due to the clearing broker was $78.8 million.

Securities sold, but not yet purchased consists of the following (in thousands):

                                   DECEMBER 31,
                               --------------------
                                 2002        2001
                               -------      -------
Corporate equity               $ 3,691      $ 1,882
Corporate bonds                  1,159       21,305
States and municipalities        9,566            0
U.S. Government agencies        23,587       15,244
                               -------      -------
                               $38,003      $38,431
                               =======      =======

Securities sold, but not yet purchased are a part of Ryan Beck's normal activities as a broker and dealer in securities and are subject to off-balance-sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

The following table provides information on securities purchased under resell agreements (in thousands):

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                         2002           2001          2000
                                                        -------       -------       -------
Ending Balance                                          $30,145       $   156       $ 1,584
Maximum outstanding at any month end within period      $30,145       $ 3,651       $ 9,421
Average amount invested during period                   $ 4,558       $ 1,152       $ 3,034
Average yield during period                                0.73%         2.80%         5.79%

The underlying securities associated with the securities purchased under resell agreements during the years ended December 31, 2002, 2001 and 2000 were held by BankAtlantic Bancorp.

The following table provides information on Federal Funds sold (in thousands):

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                        -----------------------------------
                                                         2002          2001          2000
                                                        -------       -------       -------
Ending Balance                                          $20,000       $    --       $    --
Maximum outstanding at any month end within period      $20,000       $16,500       $10,500
Average amount invested during period                   $ 3,928       $   564       $   629
Average yield during period                                1.45%         3.73%         6.31%

The estimated fair value of securities and short term investments pledged for the following obligations were (in thousands):

                                                   DECEMBER 31,
                                              ----------------------
                                                 2002           2001
                                              --------      --------
FHLB advances                                 $542,228      $167,255
Treasury tax and loan                              935         3,200
Repurchase agreements                          124,364       419,820
Public funds                                   139,358       155,502
Subordinated debentures                             --         1,890
Interest rate swap and forward contracts         7,192         5,966
                                              --------      --------
                                              $814,077      $753,633
                                              ========      ========

The change in net unrealized holding gains or losses on available for sale securities, included as a separate component of stockholders' equity, was as follows (in thousands):

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                2002          2001          2000
                                                               -------       -------       -------
Net change in other comprehensive income
 on securities available for sale                              $  (851)      $(3,492)      $16,472
Change in deferred (benefits) taxes on net unrealized
  (depreciation) appreciation on securities available for
    sale                                                          (325)       (1,347)        6,355
                                                               --------      --------      -------
Change in stockholders' equity from net unrealized
  (depreciation) appreciation on securities available for
    sale                                                       $  (526)      $(2,145)      $10,117
                                                               ========      ========      =======

4. LOANS RECEIVABLE

The loan and lease portfolio consisted of the following components (in thousands):

                                                                    DECEMBER 31,
                                                          -----------------------------
                                                              2002             2001
                                                          -----------       -----------
Real estate loans:
  Residential                                             $ 1,378,041       $ 1,111,775
  Construction and development                              1,218,411         1,122,628
  Commercial                                                  758,261           524,954
  Small business                                               98,494            43,196
Other loans:
  Second mortgages - direct                                   261,579           166,531
  Second mortgages - indirect                                   1,713             2,159
  Commercial business                                          82,174            77,571
  Lease financing                                              31,279            54,969
  Small business - non-mortgage                                62,599            59,041
  Deposit overdrafts                                            2,487             2,040
  Consumer loans - other direct                                22,394            23,771
  Consumer loans - other indirect                               6,392            23,241
  Other                                                         4,175             1,184
Loans held for sale:
  Residential                                                      --             4,757
  Commercial syndication                                       14,499            40,774
                                                          -----------       -----------
          Total gross loans                                 3,942,498         3,258,591
                                                          -----------       -----------
Adjustments:
  Undisbursed portion of loans in process                    (511,861)         (434,166)
  Premiums related to purchased loans                           2,159             3,065
  Unearned discounts on commercial real estate loans              (56)             (119)
  Deferred profit on commercial real estate loans                (632)             (674)
  Deferred fees                                                (5,144)           (4,416)
  Allowance for loan and lease losses                         (49,094)          (45,657)
                                                          -----------       -----------
          Loans receivable - net                          $ 3,377,870       $ 2,776,624
                                                          ===========       ===========

In February 2001, BFC originated several loans to officers and directors totaling approximately $1.1 million, $100,000 of which are non-recourse loans secured by investments in BankAtlantic Financial Ventures II, Ltd. These loans bear interest payable annually at the prime rate plus 1% and are due in February 2006. On July 16, 2002, John Abdo borrowed from the Company $3.5 million on a recourse basis and paid off his existing loan due to the Company of $500,000. The $3.5 million loan bears interest at the prime rate plus 1%, requires monthly interest payments, is due on demand and is secured by 1,019,564 shares of BFC Class A Common Stock and 370,750 shares of BFC Class B Common Stock.

BankAtlantic's loan portfolio had the following geographic concentration at December 31, 2002:

Florida              69%
California            5%
Northeast             7%
Other                19%
                    ----
  Total             100%
                    ===

Securitization Activity:

During the year ended December 31, 2000, BankAtlantic securitized $77.9 million of purchased residential loans into government agency mortgage-backed securities. The resulting securities were classified as securities available for sale. BankAtlantic did not securitize loans during the years ended December 31, 2002 and 2001.

Discontinued and Restructured Lending Activity:

BankAtlantic continuously evaluates its business units for profitability, growth and overall efficiency. As a consequence of these evaluations BankAtlantic closed the offices of its leasing subsidiary, Leasing Technology, Inc., and ceased new lease originations during the third quarter of 2001. Included in the allowance for loan losses was $7.4 million and $8.6 million, respectively, of valuation allowances relating to lease financing contracts as of December 31, 2002 and 2001.

In September 2000, BankAtlantic made a determination to discontinue its purchasing and reselling of residential mortgage loans and its participation in syndication commercial lending. BankAtlantic periodically purchased residential loans with the intent to package, sell or securitize these loans based on individual characteristics. As a consequence of BankAtlantic discontinuing these activities, $222 million of residential loans held for sale were transferred to the held for investment portfolio, resulting in BankAtlantic realizing a loss of $654,000 during September 2000. BankAtlantic discontinued the origination of residential loans, except for loans that qualified under the Community Reinvestment Act ("CRA"). BankAtlantic originated CRA loans for resale through September 2002. During September 2002, BankAtlantic discontinued its practice of selling the CRA loans it originates, transferred $7.3 million of CRA loans from loans held for sale to loans held for investment and realized a $151,000 loss at the transfer date. BankAtlantic now originates CRA loans designated as held for investment and also originates CRA loans that are pre-sold to correspondents. BankAtlantic continues to purchase residential loans for its portfolio.

During the year ended December 31, 2001, BankAtlantic transferred $4.8 million of residential loans from "held for investment" to "held for sale" and sold the loans for book value. The majority of the loans were delinquent when purchased as part of residential loan bulk purchases during 1999 and 2000. Management decided to sell the loans for book value instead of foreclosing on the properties.

As a result of BankAtlantic's decision to discontinue its syndication lending activities, the entire portfolio of $123.9 million of syndication loans was transferred from loans "held for investment" to loans "held for sale" during the year ended December 31, 2000. Included in the allowance for loan losses were $300,000 and $9.1 million, respectively, of valuation allowances relating to syndication loans as of December 31, 2002 and 2001.

The following table sets forth activity in the allowance for loan and lease losses (in thousands):

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             2002           2001           2000
                                                           --------       --------       --------
Balance, beginning of period                               $ 45,657       $ 48,072       $  1,072
Balance, beginning of period resulting from
  consolidation of BankAtlantic Bancorp                          --             --         44,450
Loans and leases charged-off                                (28,663)       (27,916)       (32,221)
Recoveries of loans and leases previously charged-off         8,879          8,596          5,639
                                                           --------       --------       --------
Net charge-offs                                             (19,784)       (19,320)       (26,582)
Allowance for loan losses, acquired                           9,144             --             --
Additions charged to operations                              14,077         16,905         29,132
                                                           --------       --------       --------
Balance, end of period                                     $ 49,094       $ 45,657       $ 48,072
                                                           ========       ========       ========

The following summarizes impaired loans (in thousands):

                                                            DECEMBER 31, 2002        DECEMBER 31, 2001
                                                        ------------------------   -----------------------
                                                           GROSS                     GROSS
                                                         RECORDED      SPECIFIC     RECORDED     SPECIFIC
                                                        INVESTMENT    ALLOWANCES   INVESTMENT   ALLOWANCES
                                                        ----------    ----------   ----------   ----------
Impaired loans with specific valuation allowances         $ 4,886      $ 1,386      $23,171      $ 9,936
Impaired loans without specific valuation allowances       17,478           --       16,533           --
                                                          -------      -------      -------      -------
  Total                                                   $22,364      $ 1,386      $39,704      $ 9,936
                                                          =======      =======      =======      =======

The average gross recorded investment in impaired loans was $39.3 million, $54.2 million and $35.9 million during the years ended December 31, 2002, 2001 and 2000, respectively.

Foregone Interest Income:

Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):

                                      FOR THE YEARS ENDED DECEMBER 31,
                                    -----------------------------------
                                     2002          2001          2000
                                    -------       -------       -------
Contracted interest income          $ 1,575       $ 2,815       $ 5,254
Interest income recognized (1)         (768)         (941)       (4,129)
                                    -------       -------       -------
Foregone interest income            $   807       $ 1,874       $ 1,125
                                    =======       =======       =======

        (1) Interest income on impaired loans was recognized on a cash basis.

Non-performing assets consist of non-accrual loans, non-accrual tax certificates, REO and repossessed assets. Non-accrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Non-accrual tax certificates are tax deeds or certificates in which interest recognition has been suspended due to the aging of the certificate or deed.

Non-performing assets (in thousands):

                                                                         DECEMBER 31,
                                                           --------------------------------------
                                                             2002           2001           2000
                                                           --------       --------       --------
Non-accrual -- tax certificates                            $  1,419       $  1,727       $  2,491
Non-accrual -- loans
  Residential                                                12,773          9,203         11,229
  Syndication                                                    --         10,700             --
  Commercial real estate and business                         1,474         13,066          1,705
  Small business                                                239            905          2,532
  Lease financing                                             3,900          2,585          1,515
  Consumer                                                      532            796          1,944
Real estate owned, net of allowance                           9,607          3,904          4,499
Other repossessed assets                                          4             17          1,742
                                                           --------       --------       --------
          Total non-performing assets                        29,948         42,903         27,657
Specific valuation allowance                                 (1,386)        (9,936)          (819)
                                                           --------       --------       --------
          Total non-performing assets, net                 $ 28,562       $ 32,967       $ 26,838
                                                           ========       ========       ========

Other potential problem loans (in thousands):

                                                                         DECEMBER 31,
                                                           --------------------------------------
                                                             2002           2001           2000
                                                           --------       --------       --------
Loans contractually past due 90 days or more
   and still accruing                                      $    100       $     --       $  7,086
Performing impaired loans, net of specific allowances            --             --         15,001
Restructured loans                                            1,882            743             --
Delinquent residential loans purchased                        1,464          1,705          5,389
                                                           --------       --------       --------
Total potential problem loans                              $  3,446       $  2,448       $ 27,476
                                                           ========       ========       ========

Other potential problem loans consist of: (1) loans contractually past due 90 days or more and still accruing, (2) restructured loans, (3) performing impaired loans and (4) delinquent residential loans purchased. Loans contractually past due 90 days or more represent loans that have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Performing impaired loans are still accruing impaired loans, and delinquent purchased loans were non-performing residential loans purchased at a discount. During the year ended December 31, 2001 $3.7 million of delinquent residential loans purchased were sold at book value. There were no commitments to lend additional funds on non-performing loans or potential problem loans at December 31, 2002. Excluded from the table was $9.7 million of securities owned that were not accruing interest at December 31, 2002.

Foreclosed Asset Activity in non-interest expense (in thousands):

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------
                                                      2002        2001       2000
                                                     -------     -------     ----
Real estate acquired in settlement of loans
 and tax certificates:
Operating expenses, net                              $   872     $   160     $186
Provisions for losses on REO                           1,467         117      134
Net (gains) losses on sales                             (117)     (1,053)     107
                                                     -------     -------     ----
          Total (income) loss                        $ 2,222     $  (776)    $427
                                                     =======     =======     ====

Activity in the allowance for real estate owned consisted of (in thousands):

                                    FOR THE YEARS ENDED DECEMBER 31,
                                  -----------------------------------
                                   2002          2001           2000
                                  -------       -------       -------
Balance, beginning of period      $    --       $   310       $   310
Net charge-offs:
Commercial real estate             (1,500)         (220)           --
Residential real estate                33          (207)         (134)
                                  -------       -------       -------
Total net charge-offs              (1,467)         (427)         (134)
Provision for losses on REO         1,467           117           134
                                  -------       -------       -------
Balance, end of period            $    --       $    --       $   310
                                  =======       =======       =======

Accrued interest receivable consisted of (in thousands):

                                                    DECEMBER 31,
                                                --------------------
                                                 2002          2001
                                                -------      -------
Loans receivable                                $17,621      $16,494
Investment securities and tax certificates       11,390       12,003
Interest rate swaps                                 789          317
Securities available for sale                     4,250        4,973
                                                -------      -------
                                                $34,050      $33,787
                                                =======      =======

5. RESTRUCTURING CHARGES, IMPAIRMENT WRITE-DOWNS AND DISCONTINUED OPERATIONS

Restructuring Charges and Write-downs:

During June 2002, BankAtlantic adopted a plan to discontinue certain ATM relationships, resulting in an $801,000 restructuring charge and a $206,000 impairment write-down. These relationships were primarily with convenience stores and gas stations and did not currently meet BankAtlantic's performance expectations and were unlikely to meet BankAtlantic's future profitability goals. BankAtlantic's remaining ATM machines (approximately 186 machines) are primarily located in BankAtlantic's branch network, cruise ships and other remote locations. The restructuring plan was completed during the fourth quarter of 2002 with no adjustments to the original restructuring charge.

During 2001, BankAtlantic evaluated the performance of its in-store branches in relation to its core business strategy and decided to exit the line of business. The in-store branches were evaluated for asset impairment which resulted in a $550,000 write-down. The fair value of impaired assets was estimated through sales contracts on specific in-store branches and discounted cash flows on in-store branches anticipated to be closed in subsequent periods. BankAtlantic sold fourteen in-store branches to unrelated financial institutions for gains of $384,000 and $1.6 million during the years ended December 31, 2002 and 2001, respectively. BankAtlantic closed two in-store branches and relocated the deposits.

During December 2000, BankAtlantic adopted a plan to terminate its ATM relationships with certain retail outlets, resulting in a $2.1 million restructuring charge and a $509,000 impairment write-down. The above relationships did not meet BankAtlantic's strategic goals or required investment returns. During the second quarter of 2001, the restructuring charge liability associated with exiting retail outlet relationships was adjusted downward by $219,000 to reflect lower ATM lease termination costs than projected when the restructuring charge was first determined. The restructuring plan was completed during the fourth quarter of 2001.

Discontinued Operations:

At December 31, 1998, BankAtlantic Bancorp's Board of Directors adopted a formal plan to dispose of its mortgage servicing business ("MSB") operations. BankAtlantic Bancorp concluded that this business line no longer met BankAtlantic Bancorp's standards for profitability. The exit plan was substantially completed during the year ended December 31, 1999 following the sale of the servicing portfolio in July 1999.

During the year ended December 31, 2000, BankAtlantic Bancorp recognized a $669,000 gain, net of taxes from discontinued operations. The gain primarily resulted from a higher than projected gain on the sale of a building formerly used by the mortgage servicing unit.

6. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment was comprised of (in thousands):

                                                DECEMBER 31,
                                           ----------------------
                                             2002          2001
                                           --------      --------
Land                                       $ 22,668      $ 14,977
Buildings and improvements                   53,317        45,365
Furniture and equipment                      60,089        40,548
                                           --------      --------
          Total                             136,074       100,890
Less accumulated depreciation                43,290        39,104
                                           --------      --------
Office properties and equipment - net      $ 92,784      $ 61,786
                                           ========      ========

7. DEPOSITS

The weighted average nominal interest rate payable on deposit accounts at December 31, 2002 and 2001 was 1.79% and 2.74%, respectively. The stated rates and balances at which BankAtlantic paid interest on deposits were:

                                                                          DECEMBER 31,
                                                      ----------------------------------------------------
                                                                2002                         2001
                                                      -----------------------      -----------------------
                                                        AMOUNT        PERCENT        AMOUNT        PERCENT
                                                      ----------      -------      ----------      -------
                                                                       (DOLLARS IN THOUSANDS)
Interest free checking                                $  462,718       15.84%      $  285,918       12.56%
Insured money fund savings
   1.20% at December 31, 2002
   1.81% at December 31, 2001                            775,175       26.54          589,045       25.87
NOW accounts
  0.50% at December 31, 2002
  0.70% at December 31, 2001                             399,985       13.70          218,261        9.59
Savings accounts
  0.56% at December 31, 2002
  0.90% at December 31, 2001                             163,641        5.60           98,202        4.31
                                                      ----------      ------       ----------      ------
Total non-certificate accounts                         1,801,519       61.68        1,191,426       52.33
                                                      ----------      ------       ----------      ------
Certificate accounts:
  0.00% to 2.00%                                         259,328        8.88           45,509        2.00
  2.01% to 3.00%                                         222,475        7.62           87,114        3.83
  3.01% to 4.00%                                          65,972        2.26          126,312        5.55
  4.01% to 5.00%                                         284,611        9.75          430,741       18.92
  5.01% and greater                                      280,193        9.59          388,732       17.07
                                                      ----------      ------       ----------      ------
Total certificate accounts                             1,112,579       38.10        1,078,408       47.37
                                                      ----------      ------       ----------      ------
Total deposit accounts                                 2,914,098       99.78        2,269,834       99.70
Fair value adjustment related to hedged deposits             843        0.03            1,326        0.06
Fair value adjustment related to acquisitions                929        0.03                0        0.00
Interest earned not credited to deposit accounts           4,685        0.16            5,407        0.24
                                                      ----------      ------       ----------      ------
Total                                                 $2,920,555      100.00%      $2,276,567      100.00%
                                                      ==========      ======       ==========      ======

Interest expense by deposit category was (in thousands):

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------
                                                2002           2001           2000
                                              --------       --------       --------
Money fund savings and NOW accounts           $ 15,338       $ 20,241       $ 26,156
Savings accounts                                 1,362          1,451          1,267
Certificate accounts -- below $100,000          24,177         30,324         40,394
Certificate accounts, $100,000 and above        22,140         33,960         24,246
Less early withdrawal penalty                     (240)          (308)          (340)
                                              --------       --------       --------
               Total                          $ 62,777       $ 85,668       $ 91,723
                                              ========       ========       ========

        At December 31, 2002, the amounts of scheduled maturities of certificate accounts were (in thousands):

                                                  YEAR ENDING DECEMBER 31
                       -------------------------------------------------------------------------------
                         2003          2004          2005          2006          2007       THEREAFTER
                       --------      --------      --------      --------      --------     ----------
0.00% to 2.00%         $241,815      $ 16,841      $    529      $     46      $     97      $     --

2.01% to 3.00%          196,941        18,495         6,228           167           645            --

3.01% to 4.00%           17,643        10,806        28,943         2,525         5,666           389

4.01% to 5.00%          135,603        42,089        56,715        31,614        18,589             1

5.01% and greater        66,998        68,486        28,890         3,495        79,205        33,118
                       --------      --------      --------      --------      --------      --------
     Total             $659,000      $156,717      $121,305      $ 37,847      $104,202      $ 33,508
                       ========      ========      ========      ========      ========      ========

        Time deposits of $100,000 and over had the following maturities (in thousands):

                                        DECEMBER 31,
                                            2002
                                        ------------
3 months or less                         $125,444
4 to 6 months                             122,891
7 to 12 months                             55,929
More than 12 months                       228,405
                                         --------
          Total                          $532,669
                                         ========

        Certificate accounts included the following at December 31, 2002 and 2001 (in thousands):

                                      2002          2001
                                    --------      --------
Brokered deposits                   $ 37,857      $ 48,000
Public deposits                      286,908       307,026
                                    --------      --------
  Total institutional deposits      $324,765      $355,026
                                    ========      ========

Ryan Beck acted as principal dealer in obtaining $22.9 million and $28.0 million of the brokered deposits outstanding as of December 31, 2002 and 2001, respectively. BankAtlantic has various relationships for obtaining brokered deposits. These relationships are considered as an alternative source of borrowings, when and if needed. At December 31, 2002, $33 million of ten and fifteen year callable fixed rate time deposits with an average interest rate of 5.89% were included with brokered deposits. Callable interest rate swap contracts were written to swap the 5.89% average fixed interest rate to a three month LIBOR interest rate (see Note 19).

8. ADVANCES FROM FEDERAL HOME LOAN BANK AND FEDERAL FUNDS PURCHASED

Advances from Federal Home Loan Bank ("FHLB") (Dollars in thousands):

                                                                                DECEMBER 31,
         PAYABLE DURING YEAR               YEAR                         ---------------------------
         ENDING DECEMBER 31,             CALLABLE      INTEREST RATE       2002             2001
-------------------------------------    --------      --------------   ----------       ----------
2002                                                   5.16% to 7.18%   $       --       $  126,490
2003                                                   5.39% to 7.25%       45,611          144,540
2004                                                   2.80% to 5.68%      128,750           85,000
2005                                                   6.09% to 6.15%       75,000           75,000
2007                                                       5.68%            25,000               --
2010                                                   5.84% to 6.34%       32,000               --
                                                                        ----------       ----------
    TOTAL FIXED RATE ADVANCES - NONCALLABLE                                406,361          431,030
                                                                        ----------       ----------
2007                                       2002            5.68%                --           25,000
2007                                       2003        1.69% to 1.93%      122,500               --
2008                                       2003        4.87% to 5.67%      492,000          465,000
2010                                       2002            5.84%                --           30,000
2011                                       2004        4.50% to 4.90%       50,000           50,000
2011                                       2005            5.05%            30,000           30,000
                                                                        ----------       ----------
     TOTAL CALLABLE FIXED RATE ADVANCES - EUROPEAN                          694,500         600,000
                                                                        ----------       ----------
2004                                       2003            5.47%            10,000               --
2009                                       2003            5.06%            10,000               --
2010                                       2003            5.52%            30,000               --
                                                                        ----------       ----------
     TOTAL CALLABLE FIXED RATE ADVANCES - BERMUDA                           50,000               --
     ADJUSTABLE RATE ADVANCES

2003                                                       4.90%            50,000           50,000
2003                                                       4.15%            18,000               --
2004                                                       1.40%            50,000               --
2006                                                       5.46%            25,000           25,000
                                                                        ----------       ----------
     TOTAL ADJUSTABLE RATE ADVANCES                                        143,000           75,000
                                                                        ----------       ----------
      FAIR VALUE ADJUSTMENTS RELATED TO ACQUISITIONS                         3,309               --
                                                                        ----------       ----------
     TOTAL FHLB ADVANCES                                                 $1,297,170      $1,106,030
                                                                         ==========      ==========
     AVERAGE COST DURING PERIOD                                               5.21%           5.61%
                                                                         ==========      ==========
      AVERAGE COST END OF PERIOD                                              4.83%           5.53%
                                                                         ==========      ==========

European callable advances give the FHLB the option to reprice the advance at a specific future date. Bermuda callable advances give the FHLB the option to reprice the advance anytime from the call date until the payable date. Upon the FHLB's exercising its call option, BankAtlantic has the option to convert to a three month LIBOR-based floating rate advance, pay off the advance or convert to another fixed rate advance. At December 31, 2002, $1.4 billion of 1-4 family residential loans, $286.4 million of commercial real estate loans and $255.8 million of consumer loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances. BankAtlantic's line of credit with the FHLB is limited to 30% of assets, subject to available collateral, with a maximum term of 10 years. On December 31, 2002, BankAtlantic pledged $21.4 million of consumer loans to the Federal Reserve Bank of Atlanta ("FRB") as collateral for potential advances of $17.1 million. The FRB line of credit has not yet been utilized by BankAtlantic.

Federal Funds Purchased:

BankAtlantic established $160.0 million of lines of credit with other banking institutions for the purchase of federal funds. The following table provides information on federal funds purchased at December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                2002           2001           2000
                                              ---------      ---------      ---------
Ending balance                                $     --       $ 61,000       $  9,700
Maximum outstanding at any month end
  within period                               $ 85,000       $107,000       $ 21,500

Average amount outstanding during period      $ 47,704       $ 54,167       $ 12,300
Average cost during period                        1.85%          3.86%          6.57%

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        Securities sold under agreements to repurchase are summarized below (in thousands):

                                                      DECEMBER 31,
                                                ----------------------
                                                  2002          2001
                                                --------      --------
Agreements to repurchase the same security      $     --      $255,408
Customer repurchase agreements                   116,279       150,662
                                                --------      --------
          Total                                 $116,279      $406,070
                                                ========      ========

Securities sold under agreements to repurchase represent transactions whereby BankAtlantic Bancorp sells a portion of its current investment portfolio (usually MBS's and REMIC's) at a negotiated rate and agrees to repurchase the same assets on a specified future date. BankAtlantic Bancorp issues repurchase agreements to institutions and to its customers. These transactions are collateralized by investment securities. Customer repurchase agreements are not insured by the FDIC.

The following table provides information on the agreements to repurchase (dollars in thousands):

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            2002           2001           2000
                                                          --------       --------       --------
Maximum borrowing at any month-end within the period      $540,880       $714,121       $686,586
Average borrowing during the period                       $327,001       $542,296       $550,878
Average interest cost during the period                       1.73%          4.09%          6.14%
Average interest cost at end of the period                    1.08%          1.52%          6.40%

The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

                                                                        WEIGHTED
                                                            ESTIMATED    AVERAGE
                                AMORTIZED       FAIR        REPURCHASE  INTEREST
                                  COST         VALUE         BALANCE      RATE
                                --------      --------      --------    --------
December 31, 2002 (1)
Mortgage-backed securities      $113,494      $117,317      $109,690      1.08%
REMIC                           $  7,024      $  7,047      $  6,589      1.08%
                                --------      --------      --------      ----
          Total                 $120,518      $124,364      $116,279      1.08%
                                ========      ========      ========      ====

December 31, 2001 (1)

Mortgage-backed securities      $220,259      $225,494      $217,630      1.73%
REMIC                            191,204       194,326       188,440      1.30%
                                --------      --------      --------      ----
          Total                 $411,463      $419,820      $406,070      1.52%
                                ========      ========      ========      ====

(1) At December 31, 2002, all securities were classified as available for sale. At December 31, 2001 $249.4 million of these securities were classified as available for sale and $170.4 million of these securities were classified as held to maturity. The available for sale securities were recorded at fair value and the held to maturity securities were recorded at amortized cost in the consolidated statements of financial condition.

All repurchase agreements existing at December 31, 2002 matured and were repaid in January 2003. These securities were held by unrelated broker dealers.

10. SUBORDINATED DEBENTURES, OTHER DEBT, AND TRUST PREFERRED SECURITIES

The Company had the following subordinated debentures, trust preferred securities and notes and bonds payable outstanding at December 31, 2002 and 2001 (in thousands):

                                                                                                                      BEGINNING
                                                             DECEMBER 31,                                              OPTIONAL
                                             ISSUE      ---------------------      INTEREST          MATURITY         REDEMPTION
                                             DATE         2002        2001           RATE              DATE              DATE
                                          ----------    --------    ---------    -------------      ----------        ----------
BANCORP BORROWINGS
9% debentures                             9/22/1995     $     --     $ 21,000       9.00%            10/1/2005        10/1/1998
5 5/8% convertible debentures (1)         11/25/1997      46,042       46,067       5.63%            12/1/2007        12/1/2000
Bank line of credit                       8/24/2000       16,100          100    Prime - 0.50%        9/1/2004           N/A
Notes payable - retention plan            6/28/2002        3,675           --       5.75%            6/28/2003           N/A
                                                        --------    ---------
  TOTAL BANCORP BORROWINGS                                65,817       67,167
                                                        --------    ---------
BANKATLANTIC BORROWINGS
Subordinated debentures (2)               10/29/2002      22,000           --    LIBOR + 3.45%       11/7/2012        10/29/2007
Mortgage-Backed Bond                      3/22/2002       13,755           --       (3.00)           9/30/2013           N/A
                                                        --------    ---------
  TOTAL BANKATLANTIC BORROWINGS                           35,755           --
                                                        --------    ---------
LEVITT BORROWINGS
Acquisition Note                          9/15/2000       10,500       12,400      Prime+1/2%        9/15/2005           N/A
Working Capital Line                       9/15/00         3,500        3,500       Prime+1%         9/15/2004           N/A
Development Bonds                          Various         4,581        8,635       Various           Various            N/A
Working Capital Line of Credit            9/20/2001          112           --    LIBOR + 2.75%       9/30/2003           N/A
Land Acquisition and Development           Various        70,802       39,206       Various           Various            N/A
Other loans                                Various           445          520       Various           Various            N/A
                                                        --------    ---------
  TOTAL LEVITT BORROWINGS                                 89,940       64,261
                                                        --------    ---------
RYAN BECK BORROWINGS
Notes Payable                             4/26/2002        2,304           --    LIBOR + 2.65%        5/1/2004           N/A
                                                        --------    ---------
BFC BORROWINGS
Working Capital                            Various         6,015        4,515     Prime + 1%            2003             N/A
Mortgage payables                          Various         9,237        9,541      Various           2003-2010           N/A
                                                        --------    ---------
  Total BFC borrowings                                    15,252       14,056
                                                        --------    ---------
  TOTAL DEBENTURES, NOTES, MORTGAGE
    NOTES AND BONDS PAYABLE                             $209,068      145,484
                                                        ========    =========
BBC Capital Trust I                       4/24/1997     $     --     $ 74,750        9.50%           6/30/2027         6/30/2002
BBC Capital Trust II                       3/5/2002       55,375           --        8.50%           3/31/2032         3/31/2007
BBC Capital Trust III                     6/26/2002       25,000           --    LIBOR + 3.45%       6/26/2032         6/26/2007
BBC Capital Trust IV                      9/26/2002       25,000           --    LIBOR + 3.40%       9/26/2032         9/26/2007
BBC Capital Trust V                       9/27/2002       10,000           --    LIBOR + 3.40%       9/27/2032         9/27/2007
BBC Capital Trust VI                      12/10/2002      15,000           --    LIBOR + 3.35%       12/10/2032       12/10/2007
BBC Capital Trust VII                     12/19/2002      25,000           --    LIBOR + 3.25%       12/19/2032       12/19/2007
BBC Capital Trust VIII                    12/19/2002      15,000           --    LIBOR + 3.35%       12/19/2032       12/19/2007
BBC Capital Trust IX                      12/19/2002      10,000           --    LIBOR + 3.35%       12/19/2032       12/19/2007
                                                        --------    ---------
  TOTAL TRUST PREFERRED SECURITIES (2)                  $180,375     $ 74,750
                                                        ========    =========
  Total                                                 $389,443     $220,234
                                                        ========    =========

        (1) Convertible at the option of the holder into shares of Class A common stock at a conversion price of $11.25 per share.
        (2) LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.
        (3) The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.

At December 31, 2002 and 2001, $7.3 million and $3.6 million, respectively, of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures, trust preferred securities and other debt were included in other assets.

Annual Maturities of Subordinated Debentures and Other Debt (in thousands):

   YEAR ENDING
   DECEMBER 31,    AMOUNT
   ------------   --------
       2003       $ 23,514
       2004         22,860
       2005         35,465
       2006          2,994
       2007         72,991
    Thereafter     231,619
                  --------
                  $389,443
                  ========

Retirement of Debt:

During December 2002, BankAtlantic Bancorp used the proceeds from the issuance of trust preferred securities to retire $21 million of 9% subordinated debentures and $74.8 million of 9.5% trust preferred securities. BankAtlantic Bancorp wrote off $2.4 million of deferred offering costs associated with the retirement of the debentures and trust preferred securities and incurred a $716,000 call premium.

During the year ended December 31, 2000, BankAtlantic Bancorp issued $34.8 million of subordinated investment notes. During the year ended December 31, 2001, BankAtlantic Bancorp redeemed the subordinated investment notes and wrote off $389,000 of deferred offering costs.

In August 2001, BankAtlantic Bancorp called for redemption approximately $51 million in principal amount of its outstanding 6-3/4% convertible subordinated debentures due 2006. At the redemption date of September 19, 2001, all but approximately $251,000 of the 6-3/4% convertible debentures were converted by holders into an aggregate of 8,919,649 shares of BankAtlantic Bancorp Class A Common Stock. The debentures were convertible into BankAtlantic Bancorp Class A Common Stock at a conversion price of $5.70. During the year ended December 31, 2000 BankAtlantic Bancorp issued 5,965 shares of its Class A Common Stock upon conversion of $34,000 of BankAtlantic Bancorp's 6-3/4% debentures.

During the year ended December 31, 2000, BankAtlantic Bancorp repurchased $53.8 million aggregate principal amount of its 5-5/8% Debentures and recognized a $12.2 million gain in conjunction with these purchases. Included in the gain was a $1.4 million write-off of deferred offering costs.

BANKATLANTIC BANCORP:

Revolving Credit Facility:

On August 24, 2000, BankAtlantic Bancorp entered into a revolving credit facility of $20 million from an independent financial institution. The credit facility contains customary financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. On September 17, 2001 the maturity date of the credit facility was extended to September 2004, and the maximum outstanding balance of the credit facility was increased from $20 million to $30 million. BankAtlantic Bancorp was in compliance with all loan covenants at December 31, 2002.

Notes Payable Retention Plan:

On June 28, 2002, the participants in the BankAtlantic Bancorp, Inc. Deferred Compensation Plan vested in their compensation awards and BankAtlantic Bancorp elected to issue notes for 50% of the award. All of the notes to the participants mature on June 28, 2003 and bear interest at 5.75%.

BANKATLANTIC:

In connection with the acquisition of Community, BankAtlantic acquired a $15.9 million mortgage-backed bond at a $14.3 million fair value at the acquisition date. The bond had a $15.2 million outstanding principal balance at December 31, 2002. BankAtlantic pledged $25.8 million of residential loans as collateral for this bond at December 31, 2002.

In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due 2012. The Subordinated Debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable after October 2007 at a price based upon then prevailing market interest rates. The net proceeds have been used by BankAtlantic for general corporate purposes to support asset growth. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures currently qualify for inclusion in BankAtlantic's total risk based capital.

LEVITT CORPORATION:

Levitt acquisition and development loan obligations are secured by land acquisitions, construction and development of various communities located in Florida. The fixed rate loan totaled $13.0 million and has an interest rate of 7.50% and a maturity date of May 2012. The variable rate loans totaled $57.8 million and are indexed to the prime rate of interest with maturity dates ranging from February 2003 to August 2007. The unused commitments on these various mortgage obligations were $51.7 million at December 31, 2002.

Levitt borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by the stock of Levitt and Sons, and covenants in the loan agreement prohibit the payment of dividends or other advances by Levitt to the Company. There is currently $10.5 million outstanding on this loan.

Levitt and Sons has a credit agreement with a non-affiliated financial institution to provide a working capital line of credit of $7.5 million. At December 31, 2002, Levitt and Sons had available credit of approximately $4.0 million and had a balance outstanding of $3.5 million. The credit facility matures September 2004. On or before June 30th of each calendar year (other than the year of the maturity date, as may be extended) the financial institution may at its sole discretion offer the option to extend the term of the loan for a one-year period.

Core Communities has a credit agreement with a non-affiliated financial institution to provide a line of credit, with availability based on the value of underlying collateral. At December 31, 2002, Core Communities had available credit under this agreement of $1.7 million. At December 31, 2002, the balance outstanding was approximately $112,000.

The St. Lucie West Services District (the "District") is an independent unit of local government created in 1989 in accordance with the Uniform Community Development District Act of 1980, Chapter 190, Florida Statutes (the "Act"). The Act was enacted in order to provide a uniform method for the establishment of individual assessment districts to own, operate, build and finance basic community development services, including water and wastewater utility facilities, roadways and surface water management infrastructure. Levitt would otherwise be obligated to finance and construct such infrastructure as a condition to obtain certain approvals necessary in the normal course of business. At December 31, 2002, the outstanding balance of these development bonds were $4.6 million. The bonds are fixed rate loans with interest rates ranging from 5.88% to 6.50% with maturity dates ranging from October 2004 to May 2009.

The Act provides the District with the power to issue tax-exempt bond financing in order to pay all or part of the cost of infrastructure improvements authorized under the Act. The use of this type of bond financing is a common practice for major land developers in Florida. The Act further provides the District with the power to levy special assessments on virtually all of the lands within the boundaries of St. Lucie West to pay the principal and interest on tax-exempt bonds issued to finance common-use service facilities and infrastructure.

The governing body of the District is the Board of Supervisors, comprised of five Supervisors, which are elected based exclusively upon the vote of the qualified electors in the District. As a landowner in the District, Levitt is responsible for its pro-rata share of assessments from the District. When Levitt sells a parcel of land, the liability for the assessments related to parcels sold transfers to the end users of land through an assessment lien on their property.

Levitt entered into a connection fee guarantee agreement with the St. Lucie West Services District. The agreement provides that Levitt will prepay sufficient water and sewer connection fees to service outstanding bonds of the District. Levitt has no underlying guarantee obligation in connection with the District Bonds. No amounts have been funded pursuant to the agreement and the connection fees as of December 31, 2002 are in excess of that required by the agreement through at least the next three years.

During 2002, additional tax-exempt financing entities were formed to serve as a conduit for the expected financing of basic infrastructure for Tradition Development Company LLC, Live Oak Development 1, LLC and Live Oak Commercial 1, LLC. These entities are wholly-owned subsidiaries of Core Communities. The additional tax-exempt financing entities formed during 2002 were formed in accordance with the Act. There has been no bond financing nor any assessments levied in connection with the tax-exempt financing entities formed during 2002.

BankAtlantic Bancorp is not a guarantor on Levitt's obligations. Inter-company loans to Levitt from BankAtlantic were $27.5 million and $27.9 million at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, Levitt borrowed $30 million from BankAtlantic Bancorp, Inc. to fund its purchase of Bluegreen Corporation common stock. The above inter-company loans were eliminated in consolidation.

Some of Levitt's borrowings contain covenants that, among other things, require it to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that Levitt can incur in the future and restricting the payment of dividends from Levitt's subsidiaries to Levitt Corporation. At December 31, 2002, Levitt was in compliance with all loan agreement financial covenants.

RYAN BECK:

At December 31, 2002, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2003, and it is secured by certificates of deposit ("CDs") from Ryan Beck's certificate of deposit wholesale business. There were no amounts outstanding under this facility at December 31, 2002. During the year ended December 31, 2002, Ryan Beck borrowed $5.0 million from BankAtlantic Bancorp, Inc. for general corporate purposes. This inter-company loan was eliminated in consolidation.

As part of the Gruntal transaction, Ryan Beck assumed a $3.4 million note payable secured by leasehold improvements and equipment in nine branch locations. The note bears interest at 3 month LIBOR plus 265 basis points and matures on May 1, 2004. The outstanding balance of this note at December 31, 2002 was $2.3 million.

BFC

All mortgage payables and other borrowings are from unaffiliated parties. At December 31, 2002, the Company had a line of credit in the amount of $8.0 million requiring only interest payments at prime plus 1% and maturing in December 2002. In March 2003, the maturity date was extended until May 2003. The outstanding balance at December 31, 2002 and 2001 was $6.0 million and $4.5 million, respectively. Approximately 21% of the shares of BankAtlantic Bancorp's Class A Common Stock owned by BFC are pledged as collateral.

At December 31, 2002 and 2001, approximately $8.5 million and $8.7 million, respectively, of the mortgage payables relate to real estate with an interest rate of 9.2% and maturity date in May 2007. At December 31, 2002 and 2001, approximately $702,000 and $872,000, respectively, of the mortgage payables relate to mortgage receivables in connection with the sale of properties previously owned by the Company, with interest rates at 6% and maturity dates ranging from 2009 through 2010.

Included in other liabilities at December 31, 2002 and 2001 is approximately $4.9 million and $5.0 million, respectively, representing amounts due in connection with the settlement of class action litigation that arose in connection with exchange transactions that the Company entered into in 1989 and 1991.

TRUST PREFERRED SECURITIES:

BankAtlantic Bancorp has formed nine statutory business trusts ("Trusts") for the purpose of issuing Trust Preferred Securities ("trust preferred securities") and investing the proceeds thereof in Junior Subordinated Debentures of BankAtlantic Bancorp. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to BankAtlantic Bancorp to purchase junior subordinated debentures from BankAtlantic Bancorp. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. BankAtlantic Bancorp has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. To date no interest has been deferred. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. BankAtlantic Bancorp has the right to redeem the junior subordinated debentures five years from the issue date and also has the right to redeem the junior subordinated debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after the redemption date and therefore cause a mandatory redemption of the trust preferred securities. The exercise of such right is subject to BankAtlantic Bancorp having received regulatory approval, if required under applicable capital guidelines or regulatory policies. In addition, BankAtlantic Bancorp has the right, at any time, to shorten the maturity of the junior subordinated debentures to a date not earlier than the redemption date. Exercise of this right is also subject to BankAtlantic Bancorp's having received regulatory approval, if required under applicable capital guidelines or regulatory policies.

The names of the statutory trusts, shares issued and liquidation value of the trust preferred securities is as follows:

         NAME OF
        STATUTORY             SHARES       LIQUIDATION
          TRUST               ISSUED           VALUE
------------------------------------------------------
BBC Capital Trust I         2,999,000      $      25
BBC Capital Trust II        2,215,000             25
BBC Capital Trust III          25,000          1,000
BBC Capital Trust IV           25,000          1,000
BBC Capital Trust V            10,000          1,000
BBC Capital Trust VI           15,000          1,000
BBC Capital Trust VII          25,000          1,000
BBC Capital Trust VIII         15,000          1,000
BBC Capital Trust IX           10,000          1,000

During the year ended December 31, 2002, BankAtlantic Bancorp participated in seven pooled trust preferred securities offerings in which an aggregate of $125 million of trust preferred securities were issued. The trust preferred securities pay interest quarterly at a floating rate equal to 3-month LIBOR plus a spread and are redeemable five years from the issue date. The net proceeds to BankAtlantic Bancorp from the trust preferred securities offerings after placement fees and expenses were approximately $121.1 million. Additionally, in March 2002, BankAtlantic Bancorp completed an underwritten public offering in which BankAtlantic Bancorp's wholly owned statutory trust ("BBC Capital II") issued $55.4 million of trust preferred securities. These trust preferred securities pay distributions quarterly at an 8.50% fixed rate. The net proceeds to BankAtlantic Bancorp from the publicly offered trust preferred securities after underwriting discounts and expenses was approximately $53.3 million.

BankAtlantic Bancorp used the proceeds from the above trust preferred securities offerings to retire the subordinated investment notes, the 9.5% trust preferred securities and the 9% debentures mentioned above, to fund a portion of BankAtlantic's purchase of Community, Levitt's investment in Bluegreen Corporation and Ryan Beck's acquisition of certain assets and the assumption of certain liabilities of Gruntal & Co., and for general corporate purposes.

Indentures

The Indentures relating to all of the Debentures (including those related to the junior subordinated debentures) contain certain customary covenants found in Indentures under the Trust Indenture Act, including covenants with respect to the payment of principal and interest, maintenance of an office or agency for administering the Debentures, holding of funds for payments on the Debentures in trust, payment by BankAtlantic Bancorp of taxes and other claims, maintenance by BankAtlantic Bancorp of its properties and its corporate existence and delivery of annual certifications to the Trustee.

11. INVESTMENT IN BANKATLANTIC BANCORP, AND BANKATLANTIC BANCORP'S EQUITY TRANSACTIONS

The following table reflects BFC's percentage ownership in BankAtlantic Bancorp:

                     CLASS A   CLASS B
                      COMMON    COMMON      TOTAL      COMBINED
                      STOCK     STOCK    OUTSTANDING     VOTE
                      ------    ------   -----------   --------
December 31, 2002     15.5%      100%       22.6%        55.2%
December 31, 2001     15.6%      100%       22.7%        55.3%
December 31, 2000     26.2%      100%       36.0%       100.0%

At December 31, 2002, the Company owned 8,296,891 shares of BankAtlantic Bancorp Class A Common Stock and 4,876,124 shares of BankAtlantic Bancorp Class B Common Stock representing 22.6% of all outstanding BankAtlantic Bancorp Common Stock. On May 24, 2001 BankAtlantic Bancorp amended its articles of incorporation to grant voting rights to holders of BankAtlantic Bancorp Class A Common Stock, make BankAtlantic Bancorp Class B Common Stock convertible into BankAtlantic Bancorp Class A Common Stock on a share for share basis, and equalize the cash dividends payable on BankAtlantic Bancorp's Class A Common Stock and BankAtlantic Bancorp's Class B Common Stock. As a consequence of the amendment, BankAtlantic Bancorp's Class A shareholders are entitled to one vote per share, which in the aggregate represent 53% of the combined voting power of BankAtlantic Bancorp's Class A Common Stock and BankAtlantic Bancorp's Class B Common Stock. BankAtlantic Bancorp's Class B Common Stock represents the remaining 47% of the combined vote. The fixed voting percentages will be eliminated, and shares of BankAtlantic Bancorp's Class B Common Stock will be entitled to only one vote per share, from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B Common Stock.

The percentage of votes controlled by the Company determines the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock determines the amount of BankAtlantic Bancorp net income, recognized by the Company. Since BFC controls greater than 50% of the vote of BankAtlantic Bancorp, BankAtlantic Bancorp is consolidated in the Company's financial statements.

The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp's Board of Directors and compliance with applicable indenture covenants and will depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. Currently, BankAtlantic Bancorp pays a quarterly dividend of $0.031 per share for Class A and Class B Common Stock.

The following are additional equity transactions of BankAtlantic Bancorp that impact or could impact the Company's ownership percentage of BankAtlantic Bancorp and minority interest:

Issuance of BankAtlantic Bancorp Class A Common Stock

During December 2001, BankAtlantic Bancorp sold 6.9 million shares of its Class A Common Stock in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million. BankAtlantic Bancorp used the proceeds to fund a portion of the purchase price to acquire Community.

On August 15, 2001, BankAtlantic Bancorp called for redemption approximately $51 million in principal amount of its outstanding 6--3/4% Convertible Subordinated Debentures due 2006. The 6-3/4% Convertible Debentures were convertible into BankAtlantic Bancorp Class A Common Stock at $5.70 per share. At the redemption date on September 19, 2001, all but approximately $251,000 of the 6-3/4% Convertible Debentures were converted by holders into an aggregate of 8,919,649 shares of BankAtlantic Bancorp Class A Common Stock.

During July 2001, BankAtlantic Bancorp sold 5.1 million shares of its Class A Common Stock in an underwritten public offering at a price of $8.50 per share. The net proceeds after underwriting discounts and expenses were approximately $40.3 million and were used to redeem approximately $34.8 million of BankAtlantic Bancorp's subordinated investment notes and for general corporate purposes.

During the years ended December 31, 2002, 2001 and 2000, BankAtlantic Bancorp received net proceeds of $1.2 million, $1.6 million and $2.2 million, respectively, from the exercise of stock options.

Retirement of BankAtlantic Bancorp Public Class B Common Stock:

On August 17, 2000, BankAtlantic Bancorp's Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all publicly held shares of BankAtlantic Bancorp Class B Common Stock at a price of $6.00 per share. Pursuant to the transaction, BankAtlantic Bancorp paid $33.2 million (including $1.5 million of transaction expenses) to retire 5,275,752 shares of BankAtlantic Bancorp Class B Common Stock. As a result of the transaction, BFC Financial Corporation became the sole holder of BankAtlantic Bancorp Class B Common Stock. BankAtlantic Bancorp Class A Common Stock remained outstanding and unchanged by the transaction.

Outstanding options to purchase Class A Common Stock remained exercisable for the same number of shares of Class A Common Stock of BankAtlantic Bancorp as the surviving corporation for the same exercise price and upon the same terms as in effect before the corporate transaction. Likewise, BankAtlantic Bancorp's 6-3/4% Convertible Subordinated Debentures due 2006 and 5-5/8% Convertible Subordinated Debentures due 2007 remained convertible into the same number of shares of Class A Common Stock of BankAtlantic Bancorp at the same conversion price and upon the same terms as in effect before the corporate transaction.

The redemption and retirement of all publicly held outstanding shares of Class B Common Stock resulted in compensation expense of $1.3 million for the year ended December 31, 2001. The compensation charge resulted from retirement of shares of Class B Common Stock in the corporate transaction from holders who received these shares upon exercise of options to acquire Class B Common Stock within six months of the date of retirement.

BankAtlantic Bancorp Restricted Stock:

During the years ended December 31, 2002 and 2001, BankAtlantic Bancorp issued 1,500 and 196,500 shares, respectively, of restricted Class A Common Stock to certain key employees of BankAtlantic. The restricted stock vests over designated periods and had a fair market value of $17,000 and $1.4 million on the issue dates, respectively. During the year ended December 31, 2002, 21,000 shares of restricted stock vested and 175,500 shares of restricted stock remain outstanding.

BankAtlantic Bancorp in December 1998, adopted a Restricted Stock Incentive Plan ("BankAtlantic Bancorp-Ryan Beck Restricted Stock Incentive Plan") to provide additional incentives to officers and key employees of its subsidiary, Ryan Beck. The Plan provided up to 862,500 shares of restricted BankAtlantic Bancorp Class A Common Stock, of which not more than 287,500 shares may be granted to any one person. The Plan allows the Board of Directors of BankAtlantic Bancorp to impose an annual cap on awards.

BankAtlantic Bancorp's Board granted 16,287 shares of BankAtlantic Bancorp restricted Class A Common Stock under its plan to key employees of Ryan Beck in 2001. The fair value of the awards is recorded as compensation expense over the vesting period. The restricted stock vests over designated periods and the shares granted in 2001 had a fair market value of $100,000 at the grant date.

BankAtlantic Bancorp Retention Pool:

In connection with the acquisition of Ryan Beck in June 1998, BankAtlantic Bancorp established a retention pool covering certain key officers of Ryan Beck, under which 785,866 shares of BankAtlantic Bancorp restricted Class A common stock were issued to key employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares vested four years from the date of acquisition and are treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc. Deferred Compensation Plan ("Plan"). The purpose of the plan was to provide employees of Ryan Beck with a cash-based deferred compensation plan in exchange for their interest in the restricted Class A Common Stock issued upon the establishment of the retention pool. On March 1, 2000, 749,533 shares of restricted BankAtlantic Bancorp Class A Common Stock out of the 755,474 shares of restricted common stock outstanding were retired in exchange for the establishment of interests in the new plan in the aggregate amount of $7.8 million. All participant accounts under the plan vested on June 28, 2002, and the remaining participants received, in the aggregate, 5,941 shares of BankAtlantic Bancorp Class A Common Stock, and $3.8 million in cash and notes payable for an aggregate principal amount of $3.7 million. The notes payable mature on June 28, 2003 and bear interest at 5.75%. Included in the Company's Statement of Operations during 2002, 2001 and 2000 was $1.0 million, $2.0 million and $1.9 million, respectively, of compensation expense associated with BankAtlantic Bancorp's Plan.

BankAtlantic Bancorp's Stock Repurchases:

In July 1999, BankAtlantic Bancorp's Board approved a plan to purchase up to 3.5 million shares of common stock. During the year ended December 31, 2000, BankAtlantic Bancorp paid $4.4 million to repurchase 736,000 shares of Class B Common Stock.

BankAtlantic Bancorp's Stock Option Plans:

                                                                  STOCK OPTION PLANS
                                         ------------------------------------------------------------------
                                         MAXIMUM TERM      SHARES     CLASS OF      VESTING       TYPE OF
                                              (3)      AUTHORIZED (6)   STOCK    REQUIREMENTS   OPTIONS (5)
                                         ------------ --------------- --------   ------------   -----------
1996 Stock Option Plan                     10 years       2,246,094       A       5 Years (1)     ISO, NQ
1998 Ryan Beck Option Plan                 10 years         362,417       A           (4)         ISO, NQ
1998 Stock Option Plan                     10 years         920,000       A       5 Years (1)     ISO, NQ
1999 Non-qualifying Stock Option Plan      10 years         862,500       A           (2)            NQ
1999 Stock Option Plan                     10 years         862,500       A           (2)         ISO, NQ
2000 Non-qualifying Stock Option Plan      10 years       1,704,148       A       immediately        NQ
2001 Stock Option Plan                     10 years       3,000,000       A       5 Years (1)     ISO, NQ

-----------

(1) Vesting is established by BankAtlantic Bancorp's Compensation Committee in connection with each grant of options. All of BankAtlantic Bancorp's director's stock options vest immediately.

(2)     Options vest at the discretion of the compensation committee.

(3) All outstanding options must be exercised no later than 10 years after their grant date.

(4) Upon acquisition of Ryan Beck BankAtlantic Bancorp assumed all options outstanding under Ryan Beck's existing stock option plans at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the 1998 Ryan Beck option plan and the plan will terminate when the outstanding options are exercised or expire. The value of such options at the acquisition date was included in the cost of the Ryan Beck acquisition and credited to additional paid-in-capital.

(5)     ISO - Incentive Stock Option NQ - Non-qualifying Stock Option

(6) During 2001 shares underlying option grants but not then granted from all stock options plans except the 2001 stock option plan were canceled. BankAtlantic Bancorp's shareholders increased the number of shares authorized under the 2001 stock option plan to 3,000,000 at the 2002 Annual Meeting,

In August 2000, BankAtlantic Bancorp's Class B Common Stock shareholders approved the BankAtlantic Bancorp 2000 non-qualifying stock option plan which authorized the issuance of options to acquire up to 1,704,148 shares of BankAtlantic Bancorp Class A Common Stock. The plan was established pursuant to the corporate transaction in order to exchange options to acquire BankAtlantic Bancorp Class B Common Stock that were converted in the transaction into options to acquire BankAtlantic Bancorp Class A Common Stock. All outstanding options to acquire BankAtlantic Bancorp Class B Common Stock were exchanged for 1,704,148 non-qualifying options to acquire BankAtlantic Bancorp Class A Common Stock at an exercise price ranging from $2.26 to $2.32, based upon the exercise price of the relevant BankAtlantic Bancorp Class B option. The options issued had the same intrinsic value as BankAtlantic Bancorp Class B options canceled and had substantially the same terms and conditions as the former options to purchase shares of BankAtlantic Bancorp Class B Common Stock, including vesting and term. The 1994 option plan for the issuance of options to acquire BankAtlantic Bancorp Class B Common Stock was terminated.

Ryan Beck  Stock Option Plan:

Ryan Beck's Board of Directors adopted the Ryan Beck & Co., Inc. Option Plan (the "Plan") effective March 29, 2002. The Plan provides for the grant of not more than an aggregate 500,000 options to acquire Ryan Beck Common Stock. As of December 31, 2002, 8,125,000 shares of Ryan Beck Common Stock was outstanding, all of which is owned by BankAtlantic Bancorp.

During the year ended December 31, 2002, Ryan Beck's Board of Directors granted, pursuant to the Plan, options to acquire an aggregate of 385,000 shares of Ryan Beck common stock at a below fair value exercise price at the date of grant ($4.80) all of which options vested immediately. Included in the Company's Statement of Operations for the year ended December 31, 2002 was $92,000 of compensation expense associated with the issuance of these common stock options. Additionally, in June 2002, 115,000 Ryan Beck options were granted with an exercise price equal to the fair market value at the date of grant ($5.04) all of which options vest four years from the grant date. The fair value of the options was determined based on an independent appraisal.

Upon exercise of the options, BankAtlantic Bancorp or Ryan Beck have the right under certain defined circumstances, starting six months plus one day after the exercise date, to repurchase the common stock at fair value as determined by an independent appraiser. BankAtlantic Bancorp and Ryan Beck also have the right of first refusal on any sale of common stock, and BankAtlantic Bancorp has the right to require any common stockholder to sell its shares in the event that BankAtlantic Bancorp sells its interest in Ryan Beck.

A summary of BankAtlantic Bancorp's stock option activity segregated by class of stock was:

                                                       BANCORP CLASS A       BANCORP CLASS B
                                                         OUTSTANDING           OUTSTANDING
                                                           OPTIONS               OPTIONS
                                                       ---------------       ---------------
Outstanding December 31, 1999                              3,588,336           1,759,468
Issued in connection with corporate transaction            1,704,148                  --
Canceled in connection with corporate transaction                 --          (1,136,108)
Exercised                                                    (16,456)           (623,360)
Forfeited                                                   (145,642)                 --
Issued                                                       360,000                  --
                                                           ---------           ---------
Outstanding at December 31, 2000                           5,490,386                  --
                                                                               =========
Exercised                                                   (361,085)
Forfeited                                                   (227,097)
Issued                                                       553,875
                                                           ---------
Outstanding at December 31, 2001                           5,456,079
Exercised                                                   (269,428)
Forfeited                                                   (243,606)
Issued                                                       759,600
                                                           ---------
Outstanding at December 31, 2002                           5,702,645
                                                           ---------
Available for grant at December 31, 2002                   1,732,025
                                                           =========

                                                                      FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                                   -------------------------
                                                                   2002      2001      2000
                                                                   -----     -----     -----
Weighted average exercise price of options outstanding             $5.44     $4.70     $4.80
Weighted average exercise price of options exercised                4.98      4.32      3.40
Weighted average exercise price of options forfeited               $8.83     $6.06     $6.05

The option method used to calculate the fair value of the options granted was the Black-Scholes model with the following grant date fair values and assumptions:

                                                      WEIGHTED AVERAGE
                            --------------------------------------------------------------------
              NUMBER OF                                   RISK FREE                     EXPECTED
 YEAR OF       OPTIONS      GRANT DATE      EXERCISE       INTEREST       EXPECTED      DIVIDEND
  GRANT        GRANTED      FAIR VALUE        PRICE          RATE        VOLATILITY      YIELD
---------     ---------     ----------      --------- ----------------   ----------     --------
  2000          270,000       $  1.78        $   3.84       6.47%          50.00%        2.61%
  2000           90,000       $  1.70        $   4.05       6.47%          50.00%        2.61%
  2001          553,875       $  1.69        $   3.94       5.04%          50.00%        3.00%
  2002          759,600       $  5.55        $  11.18       4.65%          47.00%        1.04%

The employee turnover factor was 1.00% for incentive and non-qualifying stock options during the year ended December 31, 2002. The employee turnover factor was 13.00% for incentive stock options and 1.50% for non-qualifying stock options during the year ended December 31, 2001. The employee turnover factor was 6.00% for officer incentive and non-qualifying stock options during the year ended December 31, 2000. During 2001, BankAtlantic Bancorp only issued options to a select group of employees which significantly reduced the turnover factor for options issued subsequent to 2000. The expected life for options issued during 2002 was 7.0 years, and the expected life for options issued during 2001 and 2000 was 7.5 years.

The following table summarizes BankAtlantic Bancorp's information about fixed stock options outstanding at December 31, 2002:

                                              OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                  --------------------------------------------   -----------------------
                                                    WEIGHTED-        WEIGHTED-                 WEIGHTED-
    CLASS OF      RANGE OF          NUMBER           AVERAGE          AVERAGE      NUMBER       AVERAGE
     COMMON       EXERCISE        OUTSTANDING       REMAINING        EXERCISE    EXERCISABLE   EXERCISE
      STOCK        PRICES         AT 12/31/02   CONTRACTUAL LIFE       PRICE     AT 12/31/02     PRICE
-------------- --------------     ----------- -------------------   ----------   -----------  ----------
        A       $2.26 to 2.50      1,519,647        1.8 years         $  2.29      1,519,647     $ 2.29
        A       $2.51 to 5.00      1,339,540        6.1 years         $  4.21        473,164     $ 4.84
        A       $5.01 to 8.75      2,035,836        5.5 years         $  6.37        754,075     $ 6.36
        A      $8.76 to 12.23        807,622        8.5 years         $ 11.07         92,017     $10.44
                                   ---------        ---------         -------      ---------     ------
                                   5,702,645        5.1 years         $  5.44      2,838,903     $ 4.06
                                   =========        =========         =======      =========     ======

12. INCOME TAXES

The provision for income taxes consisted of (in thousands):

                                         FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------------
                                        2002           2001           2000
                                      --------       --------       --------
Continuing operations                 $ 18,296       $ 25,260       $ 17,642
Discontinued operations                     --             --            361
Extraordinary items                      2,771             --             --
Cumulative effect of a change in
  accounting principle                  (1,246)           683             --
                                      --------       --------       --------
Total provision for income taxes      $ 19,821       $ 25,943       $ 18,003
                                      ========       ========       ========
CONTINUING OPERATIONS:
CURRENT:

  Federal                             $ 19,325       $ 21,525       $ 17,763
  State                                    925            478            869
                                      --------       --------       --------
                                        20,250         22,003         18,632
                                      --------       --------       --------
DEFERRED:

 Federal                                (1,187)         1,410         (2,098)
  State                                   (767)         1,847          1,108
                                      --------       --------       --------
                                        (1,954)         3,257           (990)
                                      --------       --------       --------
PROVISION  FOR INCOME TAXES           $ 18,296       $ 25,260       $ 17,642
                                      ========       ========       ========

A reconciliation from the statutory federal income tax rate of 35% for the years ended December 31, 2002, 2001 and 2000 to the effective tax rate is as follows (in thousands):

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                                 2002 (1)               2001 (1)               2000 (1)
                                           -------------------    ------------------     -------------------
Income tax provision at expected
federal income tax rate of 35%             $ 18,599     35.00%    $ 16,791     35.00%    $ 12,342     35.00%
 Increase (decrease) resulting from:
Taxes related to subsidiaries not
   consolidated for income tax purposes       4,214      7.93%       4,823     10.05%       3,577      10.14%
 Tax-exempt interest income                  (1,152)    (2.17)%       (165)    (0.34)%       (129)     (0.37)%
 Provision (benefit) for state taxes,
   net of federal effect                       (226)    (0.43)%        486      1.01%         565       1.60%
 Change in  valuation allowance for
    deferred tax assets                      (2,638)    (4.96)%     (1,286)    (2.68)%       (800)     (2.27)%
 Change in state tax valuation allowance        230      0.43%       1,637      3.41%         926       2.63%
 Low income housing tax credits                (416)    (0.78)%         --      0.00%          --       0.00%
 Impairment and amortization of goodwill         --      0.00%       3,590      7.48%       1,300       3.69%
 Other - net                                   (315)    (0.59)%       (616)    (1.28)%       (139)     (0.39)%
                                           --------     -----     --------     -----     --------      -----
        Provision for income taxes         $ 18,296     34.43%    $ 25,260     52.65%    $ 17,642      50.03%
                                           ========     =====     ========     =====     ========      =====

(1) Expected tax is computed based upon income (loss) before minority interest, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and tax liabilities were (in thousands):

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                 ----------------------------------
                                                                                   2002         2001         2000
                                                                                 --------     --------     --------
DEFERRED TAX ASSETS:
   Provision for discontinued operations, restructuring charges and
     write-downs                                                                 $    191     $    404     $  1,106
   Allowance for loans, REO, tax certificate losses and other reserves, for
      financial statement purposes                                                 29,884       20,536       20,780
   Federal and State net operating loss carryforward                               10,498        8,252        6,905
  Compensation expensed for books and deferred for tax purposes                     3,915        3,147        1,966
  Goodwill impairment for books in excess of tax amortization                       1,086           --           --
   Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement
     purposes                                                                       7,554       10,669       13,192
   Other                                                                            4,642        2,314        2,425
                                                                                 --------     --------     --------
  Total gross deferred tax assets                                                  57,770       45,322       46,374
  Less valuation allowance                                                          4,369        7,682        7,331
                                                                                 --------     --------     --------
  Total deferred tax assets                                                        53,401       37,640       39,043
                                                                                 --------     --------     --------
DEFERRED TAX LIABILITIES:
   Subsidiary not consolidated for income tax purposes                             30,541       26,853       24,375
   Tax bad debt reserve in excess of base year reserve                                293          546          819
   Deferred loan income, due to differences in the recognition of loan
     origination fees and discounts                                                   918          688        1,984
  Change in investment of unconsolidated real estate subsidiary                     1,762           --           --
  Purchase accounting adjustments for bank acquisitions                             1,356           --           --
   Accumulated other comprehensive income                                           2,596       10,018        3,955
   Other                                                                            3,816        3,451        3,565
                                                                                 --------     --------     --------
  Total gross deferred tax liabilities                                             41,282       41,556       34,698
                                                                                 --------     --------     --------
  Net deferred tax asset (liability)                                               12,119       (3,916)       4,345
  Plus (less) net deferred tax liability (asset) at beginning of period             3,916       (4,345)      13,594
  Less net deferred income tax assets at beginning of period

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                 ----------------------------------
                                                                                   2002         2001         2000
                                                                                 --------     --------     --------
   resulting from Bancorp consolidation                                                --           --      (41,487)
  Acquired net deferred tax asset, net of valuation allowance                      (8,175)          --           --
  Decrease in deferred tax liability from Bancorp's other capital transaction          (9)      (1,026)         (66)
  (Decrease) increase in BFC's accumulated other comprehensive income              (1,145)      (1,467)       6,355
  (Decrease) increase in Bancorp's accumulated other comprehensive income          (6,277)       7,497       18,002
                                                                                 --------     --------     --------
  (Provision) benefit  for deferred income taxes                                      429       (3,257)         743
  Provision for deferred income taxes  - extraordinary item                         2,771           --           --
  Benefit for deferred income taxes - cumulative effect of an accounting
    change                                                                         (1,246)          --           --
  Provision for deferred income taxes - discontinued operations                        --           --          247
                                                                                 --------     --------     --------
  (Provision) benefit for deferred income taxes - continuing operations          $  1,954     $ (3,257)    $    990
                                                                                 ========     ========     ========

Activity in the deferred tax valuation allowance was (in thousands):

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                       2002        2001        2000
                                                      -------     -------     -------
Balance, beginning of period                          $ 7,682     $ 7,331     $ 5,140
Utilization of acquired tax benefits                   (2,638)     (1,163)       (470)
Increase in state deferred tax valuation allowance        230       1,637       2,991
Other decreases and reclassifications                    (905)       (123)       (330)
                                                      -------     -------     -------
Balance, end of period                                $ 4,369     $ 7,682     $ 7,331
                                                      =======     =======     =======

Except as discussed below, BankAtlantic Bancorp's management believes that BankAtlantic Bancorp will have sufficient taxable income of the appropriate character in future years to realize its net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required for the years ended December 31, 2002, 2001 and 2000 as it was management's assessment that, based on available information, it is more likely than not that a portion of the deferred tax asset will not be realized. A change in the valuation allowance occurs if there is a change in management's assessment of the amount of the net deferred income tax asset that is expected to be realized.

Approximately $915,000 and $6.1 million of federal net operating loss carryforwards ("NOL's") acquired in connection with the Core Communities and Community acquisitions, respectively, remain as of December 31, 2002. These expire through the year 2016. Utilization of these NOL carryforwards may be limited based on the rules applicable to ownership changes.

Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2002 BankAtlantic Bancorp's retained earnings includes $21.5 million, of which $11.4 million was acquired in connection with the Community acquisition, for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be imposed.

BankAtlantic Bancorp is not included in the Company's consolidated tax return. At December 31, 2002, the Company (excluding BankAtlantic Bancorp) had estimated state and federal net operating loss carry forwards as follows (in thousands):

Expiration
   Year        State       Federal
----------    -------      -------
2006          $   429           --
2007            4,235        4,558
2008            2,332        3,322
2011            1,662        1,831
2012              669          984
2021              806        1,422
2022            1,207        2,128
              -------       ------
              $11,340       14,245
              =======       ======

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

                                                            Class B
                                                          Outstanding
                                                            Options        Price per Share
                                                          -----------      ---------------
         Outstanding at December 31, 1999                   3,101,907      $1.13 to $10.34
           Issued                                                  --
           Exercised                                               --
                                                            ---------
         Outstanding at December 31, 2000                   3,101,907      $1.13 to $10.34
           Issued                                                -
           Exercised                                          (18,750)     $1.20 to $1.20
                                                            ---------
         Outstanding at December 31, 2001                   3,083,157      $1.13 to $10.34
           Issued                                                  --
           Exercised                                          (49,000)     $1.13 to $4.07
           Forfeited                                           (5,000)          $6.00
                                                            ---------
         Outstanding at December 31, 2002                   3,029,157      $1.20 to $10.34
                                                            =========
         Exercisable at December 31, 2002                   2,851,657      $1.20 to $10.34
                                                            =========
         Available for grant at December 31, 2002             490,000
                                                            =========

The weighted average exercise price of options outstanding at December 31, 2002, 2001 and 2000 was $4.06, $3.92 and $4.03, respectively. The weighted average price of options exercised was $2.95 during 2002, $1.20 during 2001 and none in 2000.

The adoption of FAS 123 under the fair value based method would have increased compensation expense by approximately $177,000, $182,000 and $183,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The option model used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

                 Number of                                    Risk Free     Expected                Expected
     Date of      Options   Grant Date   Type of   Exercise   Interest        Life      Expected    Dividend
      Grant       Granted   Fair Value    Grant      Price      Rate         (Years)   Volatility     Yield
     -------     ---------  ----------   -------   --------   ---------     --------   ----------   --------
     7/1/97        49,176     $1.623       ISO      $ 4.067    5.800%          6.0       27.40%        0%
     7/1/97       119,574     $1.849       NQ       $ 4.067    5.820%          7.5       27.40%        0%
     7/1/97       750,000     $1.703       NQ       $ 4.467    5.820%          7.5       27.40%        0%
     1/13/98      532,500     $5.873        *       $10.334    5.530%          7.5       44.46%        0%
     4/6/99       182,500     $4.990        *       $ 6.000    5.280%          7.5       92.21%        0%

* Both non-qualified and incentive stock options were granted.

The employee turnover was considered to be none. There were no options issued during 2002, 2001 or 2000.

The following table summarizes information about stock options outstanding at December 31, 2002:

                                                     Options Outstanding                             Options Exercisable
                                      ----------------------------------------------------     --------------------------------
                                                          Weighted
                                         Number            Average            Weighted           Number            Weighted
    Range of                          Outstanding         Remaining            Average         Exercisable          Average
Exercise Prices                       at 12/31/02      Contractual Life     Exercise Price     at 12/31/02       Exercise Price
---------------                       -----------      ----------------     --------------     -----------       --------------
 $1.00 to $5.00                        2,319,157           2.7 Years           $    2.47        2,319,157           $    2.47
 $5.01 to $10.00                         177,500           6.3 Years           $    6.00               --                  --
$10.01 to $10.34                         532,500           4.9 Years           $   10.34          532,500           $   10.34

BFC Profit Sharing Plan

The Company has an employee's profit-sharing plan which provides for contributions to a fund of a defined amount, but not to exceed the amount permitted under the Internal Revenue Code as deductible expense. The provision charged to operations was approximately $50,000 $35,000 and $35,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Contributions are funded on a current basis.

BankAtlantic Bancorp's Pension Plan

In December 1998, BankAtlantic Bancorp froze its defined benefit pension plan ("Plan"). All then-current participants in the Plan ceased accruing service benefits beyond that date and became vested. BankAtlantic Bancorp will be subject to future pension expense or income based on future actual plan returns and actuarial values of the plan obligations to employees.

The following table sets forth the Plan's funded status and the minimum pension liability or prepaid pension cost included in the Consolidated Statements of Financial Condition at:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                 (IN THOUSANDS)
Projected benefit obligation at the beginning of the year     $ 21,088    $ 18,938
Interest cost                                                    1,424       1,429
Actuarial loss                                                     563       1,503
Benefits paid                                                     (799)       (782)
                                                              --------    --------
Projected benefit obligation at end of year                   $ 22,276    $ 21,088
                                                              ========    ========

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                 (IN THOUSANDS)
Fair value of Plan assets at the beginning of year            $ 24,566    $ 26,822
Actual return on Plan assets                                    (5,907)     (1,474)
Employer contribution                                               --          --
Benefits paid                                                     (799)       (782)
                                                              --------    --------
Fair value of Plan assets at end of year                      $ 17,860    $ 24,566
                                                              ========    ========

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                 (IN THOUSANDS)
Actuarial present value of projected benefit obligation
    for  service rendered to date                             $(22,276)   $(21,088)
Plan assets at fair value as of the actuarial date              17,860      24,566
                                                              --------    --------
(Unfunded)/funded accumulated benefit obligation (1)            (4,416)      3,478
Unrecognized net loss from past experience different from
   that assumed and effects of changes in assumptions           11,650       3,505
                                                              --------    --------
Prepaid pension cost (2)                                      $  7,234    $  6,983
                                                              ========    ========

(1) The December 31, 2002, unfunded accumulated benefit obligation was recorded in other liabilities in the Company's Statement of Financial Condition.

(2) The December 31, 2001 prepaid pension cost was recorded in other assets in the Company's Statement of Financial Condition.

For the year ended December 31, 2002, the Company recorded a minimum pension liability in other comprehensive income associated with the unfunded accumulated benefit obligation as follows (in thousands):

                                                                          2002
                                                                        -------
Reduction in prepaid pension cost                                       $(7,234)
Minimum Pension Liability recorded in other liabilities                  (4,416)
Change in deferred tax assets                                             4,194
                                                                        -------
Decrease in other comprehensive income                                  $(7,456)
                                                                        =======

Net pension benefit includes the following components:

                                                                                                  FOR THE YEARS ENDED
                                                                                                      DECEMBER 31,
                                                                                    -----------------------------------------------
                                                                                      2002                2001                2000
                                                                                    -------             -------             -------
                                                                                                     (IN THOUSANDS)
Interest cost on projected benefit obligation                                       $ 1,424             $ 1,429             $ 1,353
Expected return on plan assets                                                       (1,989)             (2,381)             (2,511)
Amortization of unrecognized net gains and losses                                       314                  --                (309)
                                                                                    -------             -------             -------

Net periodic pension benefit (1)                                                    $  (251)            $  (952)            $(1,467)
                                                                                    =======             =======             =======

      (1) Periodic pension benefit is included as a reduction in compensation expense.

The actuarial assumptions used in accounting for the Plan were:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                              2002           2001          2000
                                                             -----          -----         -----
Weighted average discount rate                               6.75%          7.25%         7.50%
Rate of increase in future compensation levels                N/A            N/A           N/A
Expected long-term rate of return                            9.00%          9.00%         9.00%

      Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. Current participant data was used for the actuarial assumption for the years ended December 31, 2002, 2001, and 2000. BankAtlantic Bancorp did not make any contributions to the Plan during these respective years.

BankAtlantic 401(k) Plan:

      The table below outlines the terms of BankAtlantic's Security Plus 401(k) Plan and the associated employer costs:


                                                                      FOR YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------
(dollars in thousands)                                     2002                  2001                  2000
                                                        ---------             ----------            ----------
Employee Salary Contribution Limit (1)                  $ 11.0                $ 10.5                $ 10.5
Percentage of Salary Limitation (2)                         75%                   20%                   20%
Employer Match Contribution (3)                         $1,800                $1,500                $1,100
Vesting of Employer Match                               Immediate             5 years (4)           5 years (4)

      (1) For the 2002 plan year, employees over the age of 50 were entitled to contribute $12,000.

      (2) Highly compensated employees were limited to a maximum contribution of 7% of salary during the 2001 and 2000 plan year.

      (3) During the 2002 plan year, the employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. During the 2001 and 2000 plan year, the employer matched 100% of the first 4% of employee contributions.

      (4)   The vesting period is pro-rata over 5 years from the date of hire.


BFC 401(k) Plan

BFC sponsors a defined contribution plan ("401(k) Plan") for all employees who are at least 21 years of age. Employees can contribute up to 50% of their salary not to exceed the maximum dollar limitations contained in the Internal Revenue Code in effect for such calendar year. Under the 401(k) Plan, BFC may make a discretionary match as deemed appropriate by the BFC Board of Directors. BFC did not make any matching contributions during 2002, 2001 or 2000.

Ryan Beck Plans:

Ryan Beck maintains two retirement plans for eligible employees, the 401(k) Savings Plan and the Money Purchase Pension Plan.

Ryan Beck maintains a non-voluntary Money Purchase Pension Plan in which Ryan Beck contributed 5% of an employee's eligible earnings, subject to certain limitations in 2002. Contributions to the Ryan Beck Money Purchase Pension Plan totaled $729,000, $1.4 million and $1.6 million during the years ended December 31, 2002, 2001 and 2000, respectively. Ryan Beck contributed 8% of an employee's eligible earnings, subject to certain limitations during the years ended December 31, 2001 and 2000.

Ryan Beck's employees may contribute up to 12% of their eligible earnings, subject to certain limitations, to the 401(k) Savings Plan. For the period January 1, 2001 to March 31, 2001, Ryan Beck matched dollar-for-dollar on the first 4% of contributions for salaried employees and the first 2.5% for investment consultants. Effective April 1, 2001, Ryan Beck suspended the matching contributions to its 401(k) Savings Plan. Included in employee compensation and benefits on the consolidated statement of operations was $224,000 and $560,000 of expenses and employer contributions related to the 401(k) Savings Plan during the years ended December 31, 2001 and 2000, respectively.

During the year ended December 31, 2002, Ryan Beck instituted the Ryan Beck & Co., Inc. Voluntary Deferred Compensation Plan for certain employees whereby the employee can elect to defer a portion of his or her compensation for a minimum of 3 years or until retirement. These contributions are fully vested. The obligations under the terms of this plan are not required to be funded. The obligations are unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected measurement options chosen by each participant. At December 31, 2002, the deferred compensation obligation payable under this plan totaled $9.7 million, which included the rollover of the Gruntal deferred compensation plan.

During 2002, Ryan Beck amended the Ryan Beck & Co., Inc. Supplemental Bonus Plan in which a bonus account was established for $1.5 million. The bonus account will amortize into compensation expense pro-rata over a four-year period. The bonus account vests and is payable 25% per year on the first business day in January 2004 through 2007.

In connection with the Gruntal transaction, a nonqualified deferred compensation plan was assumed by Ryan Beck covering select employees of Gruntal. Gruntal provided an annual matching contribution and, in some cases, special allocations, both of which would vest if the employee remained employed for ten years from the plan year for which contributions were made. The obligations were not required to be funded and were unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected investment measurement options chosen by each participant during the deferral period. On April 26, 2002, Ryan Beck froze the plan, and participants could no longer continue to make contributions and related matches ceased. In August 2002, Ryan Beck allowed the participants in the plan to elect to withdraw their vested benefits upon forfeiting their unvested benefits. During September 2002, $15.9 million of Ryan Beck's mutual fund investments assigned to the plan were withdrawn resulting in a $2.5 million realized loss included in income from investment banking activity in the statement of operations. Included in other liabilities at December 31, 2002, was an $8.2 million obligation associated with the nonqualified deferred compensation plan of which $5.9 million was vested. All unvested amounts will vest no later than 2011. During the year ended December 31, 2002, Ryan Beck realized a $1.5 million reduction in compensation expense associated with the decrease in the nonqualified deferred compensation plan obligation.

In July 2002, Ryan Beck established a retention plan for certain Gruntal investment consultants, key employees and others. Pursuant to the retention plan, the participants were granted a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $9.5 million, respectively. The participants were granted the length of service award and 50% of the retention award in forgivable notes in the aggregate amount of $5.7 million in July 2002. The participants can elect to receive their remaining 50% of the retention award in forgivable notes in February 2003, or the participants can elect to receive an enhanced award based on production goals which will be paid out in the form of forgivable notes in January 2004. The award based on production goals can be no less than the amount they would have received in February 2003, assuming all participants remained employed through the retention award date. Each forgivable note will have a term of five years. A pro-rata portion of the principal amount of the note is forgiven each month over the five year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck.

Included in others at December 31, 2002 were $14.8 million of forgivable notes receivable to certain employees of Ryan Beck. These notes receivable are forgivable loans and are amortized over a five-year period from the date of the notes. Included in compensation expense for the year ended December 31, 2002 was $3.7 million of forgivable note receivable amortization.

14.  COMMITMENTS AND CONTINGENCIES

BankAtlantic Bancorp is lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2002, for the periods shown was (in thousands):

YEAR ENDING DECEMBER 31,        AMOUNT
------------------------       -------
2003                           $13,534
2004                            11,332
2005                             9,193
2006                             7,663
2007                             5,790
Thereafter                      12,891
                               -------
     Total                     $60,403
                               =======

                                                                 FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                             ---------------------------
(In thousands)                                                 2002      2001      2000
                                                             -------   -------   -------
BFC' rental expense                                               31        31        27
                                                             =======   =======   =======
Bancorp rental expense for premises and equipment            $16,762   $10,545   $ 9,683
                                                             =======   =======   =======

At December 31, 2002, BankAtlantic leased 138 ATM's located in BankAtlantic branch locations, cruise ships and various retail outlets.

In the normal course of its business, BankAtlantic Bancorp is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments with off-balance sheet risk were:

                                                                            DECEMBER 31,
                                                                      ----------   ----------
                                                                         2002         2001
                                                                      ----------   ----------
                                                                           (IN THOUSANDS)
Commitments to sell fixed rate residential loans                      $       88   $      462
Commitments to purchase mortgage backed securities                            --       60,394
Forward contract to purchase mortgage-backed securities                   39,128      110,752
Commitments to purchase other investment securities                          200           --
Commitments to purchase variable rate residential loans                  300,643           --
Commitments to extend credit, including the undisbursed
  portion of loans in process                                          1,126,384      779,788
Standby letters of credit                                                 35,927       30,509
Commercial lines of credit                                               209,708      166,374

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $15.8 million of commitments to extend credit at a fixed interest rate and $1.1 billion of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management's credit evaluation of the counter-party.

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $25.6 million at December 31, 2002. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $8.9 million at December 31, 2002. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings.

BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $60.2 million and $43.7 million at December 31, 2002 and 2001, respectively.

As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2002 BankAtlantic was in compliance with this requirement, with an investment of approximately $64.9 million in stock of the FHLB of Atlanta.

Levitt is subject to obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. Levitt provides home purchasers with warranties against certain defects for a period of up to two years from the date of purchase. Levitt provides for estimated warranty costs when the home is sold and continuously monitors its warranty exposure and service program.

Core Communities, a wholly owned subsidiary of Levitt, entered into a connection fee Guarantee Agreement with the St. Lucie West Services District ("District"). The agreement provides the District with assurance that sufficient water and sewer connection fees will be prepaid by Core Communities to service outstanding bonds of the District. Core Communities has no underlying guarantee obligation in connection with the District Bonds.

At December 31, 2002, Levitt had commitments to purchase properties for development of $52.4 million as well as commitments to sell development property of $30.0 million. These commitments are subject to due diligence and the obtaining of financing.

Upon the acquisition of Ryan Beck, BankAtlantic Bancorp became subject to the risks of investment banking. Ryan Beck's customers' securities transactions are introduced on a fully-disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of Ryan Beck and is responsible for execution, collection and payment of funds, and receipt and delivery of securities relative to customer transactions. Customers' securities activities are transacted on a cash and margin basis. These transactions may expose Ryan Beck to off-balance-sheet risk, wherein the clearing broker may charge Ryan Beck for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. Ryan Beck seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and ensure that customer transactions are executed properly by the clearing broker.

Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and hedge market risk exposures. These financial instruments include securities sold, but not yet purchased and futures contracts. Securities sold, but not yet purchased represent obligations of BankAtlantic Bancorp to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as BankAtlantic Bancorp's ultimate obligation may exceed the amount recognized in the Consolidated Statement of Financial Condition.

15.  REGULATORY MATTERS

BFC Financial Corporation is a unitary savings bank holding company that owns approximately 16% and 100%, respectively of the outstanding BankAtlantic Bancorp Class A and Class B Common Stock, in the aggregate representing 23% of all the outstanding BankAtlantic Bancorp Common Stock. BankAtlantic Bancorp is the holding company for BankAtlantic Bank by virtue of its ownership of 100% of the outstanding BankAtlantic common stock. BFC is subject to regulatory oversight and examination by the OTS as discussed herein with respect to BankAtlantic Bancorp. BankAtlantic Bancorp is a unitary savings bank holding company subject to regulatory oversight and examination by the OTS, including normal supervision and reporting requirements. The Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934. Bancorp is also subject to the reporting and other requirements of the Securities Exchange Act of 1934.

BankAtlantic's deposits are insured by the FDIC for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic's financial statements. At December 31, 2002, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.

The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to BankAtlantic Bancorp which are based on an institution's regulatory capital levels. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2002, this capital distribution limitation was $52.9 million.

Certain covenants contained in Levitt's loan agreements prohibit it from paying dividends to Bancorp. Ryan Beck has not paid dividends to Bancorp, and it is not anticipated that Ryan Beck will pay dividends to Bancorp in the foreseeable future.

BankAtlantic's actual capital amounts and ratios are presented in the table:

                                                            REQUIRED                 REQUIRED
                                                           FOR CAPITAL           TO BE CONSIDERED
                                     ACTUAL             ADEQUACY PURPOSES        WELL CAPITALIZED
                               ------------------      ------------------      -------------------
                                AMOUNT      RATIO       AMOUNT      RATIO        AMOUNT      RATIO
                               --------     -----      --------      ----      ---------     -----
(DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2002:
Total risk-based capital       $413,469     11.89%     $278,176      8.00%     $ 347,720     10.00%
Tier I risk-based capital      $347,927     10.01%     $139,088      4.00%     $ 208,632      6.00%
Tangible capital               $347,927      7.26%     $ 71,873      1.50%     $ 71,873       1.50%
Core capital                   $347,927      7.26%     $191,661      4.00%     $ 239,576      5.00%
AS OF DECEMBER 31, 2001:
Total risk-based capital       $383,295     12.90%     $237,648      8.00%     $ 297,060     10.00%
Tier I risk-based capital      $346,057     11.65%     $118,824      4.00%     $ 178,236      6.00%
Tangible capital               $346,057      8.02%     $ 64,707      1.50%     $ 64,707       1.50%
Core capital                   $346,057      8.02%     $172,551      4.00%     $ 215,689      5.00%

Bancorp's wholly owned subsidiary, Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. At December 31, 2002, Ryan Beck's ratio of aggregate indebtedness to net capital was 4.48 to 1. Ryan Beck's regulatory net capital was approximately $9.3 million, which was $6.5 million in excess of its required net capital of $2.8 million.

Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2002.

16. LEGAL PROCEEDINGS

On October 3, 2002, Commerce Bancorp, Inc. ("Commerce") filed a complaint against BankAtlantic in the United States District Court for the District of New Jersey. The complaint, which seeks unspecified money damages and injunctive relief, asserts that BankAtlantic is infringing certain trademark rights allegedly owned by Commerce in the slogan "AMERICA'S MOST CONVENIENT BANK" by virtue of BankAtlantic's use of the slogan "FLORIDA'S MOST CONVENIENT BANK." Commerce recently filed a motion for leave to file an amended complaint, which seeks to assert additional claims for trademark infringement based on Commerce's allegation that BankAtlantic's use of the word "WOW!" infringes trademark rights purportedly owned by Commerce in the phrases "WOW ANSWER GUIDE," "COMMERCE WOW! ZONE," "COMMERCEWOW!ZONE," and "WOW!THE CUSTOMER." Management intends to contest the case vigorously.

On December 29, 2000, Smith & Company, Inc. ("Smith") filed an action against Levitt-Ansca Towne Partnership (the "Partnership"), Bellaggio By Levitt Homes, Inc. ("BLHI"), Bellaggio By Ansca, Inc. a/k/a Bellaggio By Ansca Homes, Inc., and Liberty Mutual Insurance Company (collectively "Defendants") seeking damages and other relief in connection with an August 21, 2000 contract entered into with the Partnership. BLHI is a 50% partner of the Partnership and is wholly owned by Levitt and Sons. The Complaint alleged that the Partnership wrongfully terminated the contract, failed to pay for extra work performed outside the scope of the contract and breached the contract. The Partnership denied the claims, asserted defenses and asserted a number of counterclaims. This case was tried before a jury, and on March 7, 2002, the jury returned a verdict against the Partnership. On March 11, 2002, the Court entered a final judgment against the Defendants in the amount of $3.68 million. In addition, under the final judgment it is likely that Smith and its surety company will be entitled to recover legal fees and other costs. Since BLHI is a 50% partner of the Partnership, it has recorded its share of potential liability under the judgment and for attorneys' fees which is estimated to be approximately $2.6 million. The Partnership filed an appeal on December 6, 2002, which it intends to vigorously pursue.

On January 30, 2003, a one-count purported class action complaint was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida by a former employee of Gruntal seeking a declaratory judgment that Ryan Beck is liable for all pre-April 26, 2002 claims against Gruntal by former Gruntal retail customers and retail brokers, whether pending or to be filed in the future, not expressly assumed by Ryan Beck in its acquisition of certain of the assets of Gruntal. The complaint does not specify the amount of such claims. The complaint seeks to impose liability under the theory that either (1) Ryan Beck engaged in a de facto merger with Gruntal, or (2) Ryan Beck's brokerage business is a mere continuation of Gruntal's brokerage business, or (3) Ryan Beck is the beneficiary of a fraudulent transfer. Ryan Beck removed the case to federal court and subsequently filed a motion to dismiss the complaint on various grounds.

In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal. Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the transaction date. In these actions Ryan Beck is alleged to be "successor" in interest to Gruntal which allegations Ryan Beck denies. In some instances the former Gruntal brokers against whom the claims relate are now employed by Ryan Beck and in other instances the brokers are not employed by Ryan Beck. Ryan Beck did not assume any of the liabilities associated with these actions in the Gruntal transaction. While Ryan Beck does not consider any individual action to be material, an adverse result in a number of these actions in the aggregate could adversely affect the Company's financial statements. In October 2002, Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws.

The Company and its subsidiaries may be parties to other lawsuits as plaintiff or defendant involving its securities sales brokerage and underwriting, acquisitions, bank operations lending, tax certificates and real estate development activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes results of operations or financial position will not be significantly impacted by the resolution of these matters.

17.  PARENT COMPANY FINANCIAL INFORMATION

BFC's Condensed Statements of Financial Condition at December 31, 2002 and 2001, Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002 are shown below:

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                               DECEMBER 31,
                                                                           -------------------
                                 ASSETS                                      2002       2001
                                                                           --------   --------
Cash and cash equivalents                                                  $    797   $  2,706
Securities available for sale, at market value                                1,269        859
Investment in venture partnerships                                            2,782      4,691
Investment in BankAtlantic Bancorp, Inc.  ("Bancorp")                       106,017     98,815
Investment in other subsidiaries                                             13,620     13,887
Loans receivable                                                              4,175      1,184
Other assets                                                                    768        831
                                                                           --------   --------

   Total assets                                                            $129,428   $122,973
                                                                           ========   ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable and other borrowings                                     $  6,015   $  4,515
Other liabilities                                                            22,805     22,491
Deferred income taxes                                                        23,197     21,795
                                                                           --------   --------
    Total liabilities                                                        52,017     48,801
                                                                           --------   --------

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                 --         --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 6,474,994 in 2002 and 6,461,994 in 2001                 58         58
Class B common stock, of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 2,362,157 in 2002 and 2,366,157 in 2001                 21         21
Additional paid-in capital                                                   24,077     24,206
Retained earnings                                                            52,387     47,195
                                                                           --------   --------
 Total stockholders' equity before
  accumulated other comprehensive income                                     76,543     71,480
Accumulated other comprehensive income                                          868      2,692
                                                                           --------   --------
 Total stockholders' equity                                                  77,411     74,172
                                                                           --------   --------
     Total liabilities and stockholders' equity                            $129,428   $122,973
                                                                           ========   ========

                       CONDENSED STATEMENTS OF OPERATIONS
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                               2002        2001        2000
                                                             --------    --------    --------
Revenue - interest and other                                 $    763    $  1,010    $    479
Expenses - interest and other                                   3,898       4,022       4,541
                                                             --------    --------    --------
Loss before undistributed earnings from subsidiaries           (3,135)     (3,012)     (4,062)
Equity from earnings in  Bancorp                               11,380      10,551       8,264
Equity from (loss) earnings in other subsidiaries                (633)        595       1,188
                                                             --------    --------    --------
 Income before income taxes                                     7,612       8,134       5,390
Provision for income taxes                                      2,420       2,660       1,755
                                                             --------    --------    --------
Net income                                                   $  5,192    $  5,474    $  3,635
                                                             ========    ========    ========

                       CONDENSED STATEMENTS OF CASH FLOWS
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                                       2002               2001               2000
                                                                                     --------           --------           --------
OPERATING ACTIVITIES:
Income from continuing operations                                                    $  5,192           $  5,474           $  3,635
Adjustments to reconcile net income to net
   cash  (used in) provided by operating activities:
Equity from earnings in  Bancorp                                                      (11,380)           (10,551)            (8,264)
Equity from loss (earnings) in other subsidiaries                                         633               (595)            (1,188)
Depreciation                                                                               24                 25                  5
Provision for deferred income taxes                                                     2,556              2,660              1,745
Loss on investment securities                                                             499                920              1,776
Proceeds from escrow for called debenture liability                                        --                 --              2,455
Advances from other subsidiaries                                                          503              1,538              4,837
Increase in loans receivable                                                           (2,991)            (1,184)                --
Decrease (increase) in other assets                                                        49              1,671               (529)
Increase (decrease) in other liabilities                                                  212                719               (144)
                                                                                     --------           --------           --------
Net cash (used in) provided by operating activities                                    (4,703)               677              4,328
                                                                                     --------           --------           --------
INVESTING ACTIVITIES:
Common stock dividends received from Bancorp                                            1,581              1,468              1,288
Increase in securities available for sale                                                (173)              (100)            (2,637)
                                                                                     --------           --------           --------
 Net cash provided  by (used in) investing activities                                   1,408              1,368             (1,349)
                                                                                     --------           --------           --------
FINANCING ACTIVITIES:
Borrowings                                                                              1,500              4,515                 --
Repayment of borrowings                                                                    --             (4,080)            (4,000)
Retirement of common stock                                                               (319)                --                 --
Issuance of common stock upon exercise of stock options                                   205                 54                 --
                                                                                     --------           --------           --------
Net cash provided by (used in) financing activities                                     1,386                489             (4,000)
                                                                                     --------           --------           --------
(Decrease) increase in cash  and cash equivalents                                      (1,909)             2,534             (1,021)
Cash  at beginning of period                                                            2,706                172              1,193
                                                                                     --------           --------           --------
Cash at end of period                                                                $    797           $  2,706           $    172
                                                                                     ========           ========           ========
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
Interest paid on borrowings                                                               302                349                535
Income taxes paid                                                                          --                 --                 69
Decrease in investment in venture partnerships
  resulting from the distribution of its
 securities investment                                                                   (506)                --                 --
Increase in securities available for sale
  resulting from venture partnerships
  distribution of its securities investment                                               506                 --                 --
Change in stockholders' equity resulting from net
  change in other comprehensive income, net of taxes                                   (1,824)            (2,335)            10,117
Transfer from escrow accounts to reflect
   payments on subordinated debentures                                                     --                 --                163
Net (loss) effect of Bancorp capital transactions,
  net of income taxes                                                                     (15)            (1,636)              (102)

18.  SELECTED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands except for per share data):

                                                             FIRST           SECOND          THIRD          FOURTH
                    2002                                    QUARTER         QUARTER         QUARTER         QUARTER         TOTAL
                                                           ---------       ---------       ---------       ---------      ---------
Interest income                                            $  67,914       $  82,778       $  83,607       $  75,825      $ 310,124
Interest expense                                              35,301          40,033          40,163          37,618        153,115
                                                           ---------       ---------       ---------       ---------      ---------
Net interest income                                           32,613          42,745          43,444          38,207        157,009
Provision for loan losses                                      2,565           6,139           2,082           3,291         14,077
                                                           ---------       ---------       ---------       ---------      ---------
Net interest income after provision for loan
losses                                                        30,048          36,606          41,362          34,916        142,932
                                                           ---------       ---------       ---------       ---------      ---------
Income (loss) before income taxes
  and minority interest                                       18,551          (9,719)         20,021          24,287         53,140
Provision (benefit) for income taxes                           6,138          (2,986)          7,019           8,125         18,296
Minority interest in income
  of consolidated subsidiaries                                (2,042)         15,218          11,181          13,937         38,294
                                                           ---------       ---------       ---------       ---------      ---------
Income (loss) from continuing operations                      14,455         (21,951)          1,821           2,225         (3,450)
Extraordinary item, net of taxes                                  --          23,810             (61)             --         23,749
Cumulative effect of a change in accounting
  principle, net of tax                                      (15,107)             --              --              --        (15,107)
                                                           ---------       ---------       ---------       ---------      ---------
Net income (loss)                                          $    (652)      $   1,859       $   1,760       $   2,225      $   5,192
                                                           =========       =========       =========       =========      =========
Basic earnings  (loss) per share from
  continuing operations                                    $    1.81       $   (2.74)      $    0.23       $    0.28      $   (0.43)
Basic earnings (loss) from extraordinary
  items                                                           --            2.97           (0.01)             --           2.97
Basic loss per share from cumulative effect
  of a change in accounting principle                          (1.89)             --              --              --          (1.89)
                                                           ---------       ---------       ---------       ---------      ---------
Basic earnings (loss) per share                            $   (0.08)      $    0.23       $    0.22       $    0.28      $    0.65
                                                           =========       =========       =========       =========      =========
Diluted earnings (loss) per share from
  continuing operations                                    $    1.59           (2.74)           0.19            0.23          (0.46)
Diluted earnings (loss) from extraordinary
  items                                                           --            2.97           (0.01)             --           2.91
Diluted loss per share from cumulative
  effect of a change in accounting principle                   (1.65)             --              --              --          (1.85)
                                                           ---------       ---------       ---------      ---------      ---------
Diluted earnings  (loss) per share                         $   (0.06)      $    0.23       $    0.18       $    0.23      $    0.60
                                                           =========       =========       =========       =========      =========
Basic weighted average number of common
   shares outstanding                                          8,004           8,011           7,988           7,985          7,997
                                                           =========       =========       =========       =========      =========
Diluted weighted average number of common
  shares outstanding                                           8,939           8,011           8,837           8,761          7,997
                                                           =========       =========       =========       =========      =========

During the first quarter, the cumulative effect of a change in accounting principle resulted from the implementation of FASB Statement No. 142. Based on the accounting principles of the new statement, the goodwill associated with the Ryan Beck reportable segment was deemed impaired, resulting in the $15.1 million charge, net of tax. The second quarter loss from continuing operations resulted from a $19.7 million impairment of equity investments, a $1.0 million restructuring charge associated with the discontinuation of ATM relationships and $3.9 million of acquisition related expenses, partially offset by a $930,000 reduction in Levitt's deferred tax valuation allowance. The extraordinary gain during the second quarter resulted from the Gruntal transaction as the fair value of net assets acquired exceeded the cost. During the fourth quarter, Levitt reduced its deferred tax valuation allowance by $1.8 million, BankAtlantic increased its unassigned component of its allowance for loan losses by $4.9 million and an amendment to a supplemental bonus plan resulted in a $1.4 million reduction in compensation expense.

                                                                  FIRST         SECOND          THIRD         FOURTH
                   2001                                          QUARTER        QUARTER        QUARTER        QUARTER        TOTAL
                                                                --------       --------       --------       --------       --------
Interest income                                                 $ 86,349       $ 83,761       $ 83,186       $ 72,705       $326,001
Interest expense                                                  54,274         50,341         45,829         38,394        188,838
                                                                --------       --------       --------       --------       --------
Net interest income                                               32,075         33,420         37,357         34,311        137,163
Provision for loan losses                                          2,761          4,040          7,258          2,846         16,905
                                                                --------       --------       --------       --------       --------
Net interest income after provision for
  loan losses                                                     29,314         29,380         30,099         31,465        120,258
                                                                --------       --------       --------       --------       --------
Income before income taxes and minority
  interest                                                        11,695         11,641          9,583         15,056         47,975
Provision for income taxes
                                                                   5,509          5,273          7,332          7,146         25,260
Minority interest in income
  of consolidated subsidiaries                                     4,969          4,983          1,618          6,809         18,379
                                                                --------       --------       --------       --------       --------
Income from continuing operations
                                                                   1,217          1,385            633          1,101          4,336
Cumulative effect of a change in
  accounting
  Principle, net of tax                                            1,138             --             --             --          1,138
                                                                --------       --------       --------       --------       --------
Net income                                                      $  2,355       $  1,385       $    633       $  1,101       $  5,474
Amortization of goodwill, net of tax                                 218            215            158            144            735
                                                                --------       --------       --------       --------       --------
Net income adjusted to exclude goodwill
  amortization                                                  $  2,573          1,600            791          1,245          6,209
                                                                --------       --------       --------       --------       --------
Basic earnings  per share from
  continuing operations                                         $   0.15       $   0.17       $   0.08       $   0.14       $   0.55
Basic earnings per share from cumulative
  effect of a change in accounting principle                        0.14             --             --             --           0.14
                                                                --------       --------       --------       --------       --------
Basic earnings  per share                                       $   0.29       $   0.17       $   0.08       $   0.14       $   0.69
Basic earnings per share from
  amortization of goodwill
                                                                    0.03           0.03           0.02           0.02           0.09
                                                                --------       --------       --------       --------       --------
Basic earnings per share adjusted to
  exclude goodwill amortization                                 $   0.32           0.20           0.10           0.16           0.78
                                                                ========       ========       ========       ========       ========
Diluted earnings per share from
  continuing operations (as restated)                           $   0.12           0.12           0.04           0.11           0.38
Diluted earnings per share from
  cumulative effect of a change in
accounting principle                                                0.12             --             --             --           0.12
                                                                --------       --------       --------       --------       --------
Diluted earnings  per share (as restated)                       $   0.24       $   0.12       $   0.04       $   0.11       $   0.50
Diluted  earnings per share from
  amortization of goodwill                                          0.02           0.02           0.02           0.01           0.07
                                                                --------       --------       --------       --------       --------
Diluted earnings per share adjusted to
  exclude goodwill amortization                                 $   0.26           0.14           0.06           0.12           0.57
                                                                ========       ========       ========       ========       ========
Basic weighted average number of common
   shares outstanding                                              7,957          7,957          7,957          7,957          7,957
                                                                ========       ========       ========       ========       ========
Diluted weighted average number of common
  shares outstanding                                               8,552          8,722          8,938          8,857          8,773
                                                                ========       ========       ========       ========       ========

SFAS No.128 requires that the diluted earnings per share computation take into consideration the potential dilution from securities issued by a subsidiary that enable their holders to obtain the subsidiary's common stock. The Company's diluted earnings per share from continuing operations computations have not been taking this dilution into effect. Therefore, it is necessary to restate previously reported diluted earnings per share for prior years.

                                                                   FIRST       SECOND       THIRD      FOURTH
                     2001                                         QUARTER      QUARTER     QUARTER     QUARTER      TOTAL
                                                                  -------      -------     -------     -------      -----
AS PREVIOUSLY REPORTED:
Diluted earnings per share before cumulative effect
  of a change in accounting principle                              $0.14         0.16        0.07        0.12        0.49
Diluted earnings per share from cumulative effect
  of a change in accounting principle                               0.13           --          --          --        0.13
                                                                   -----        -----       -----       -----       -----
Diluted earnings per share                                         $0.27         0.16        0.07        0.12        0.62
                                                                   -----        -----       -----       -----       -----
AS RESTATED:
Diluted earnings per share before cumulative effect
  of a change in accounting principle                              $0.12         0.12        0.04        0.11        0.38
Diluted earnings per share from cumulative effect
  of a change in accounting principle                               0.12           --          --          --        0.12
                                                                   -----        -----       -----       -----       -----
Diluted earnings per share                                         $0.24         0.12        0.04        0.11        0.50
                                                                   -----        -----       -----       -----       -----

Included in net income during the third quarter of 2001 was a $6.6 million impairment of goodwill relating to Bancorp's leasing subsidiary. Included in interest income during the third quarter was $2.8 million of discount accretion from the repayment of a commercial real estate loan. Net income during the fourth quarter was impacted by a $2.6 million litigation accrual associated with Levitt.

19.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107").

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

The fair value of performing loans, except residential mortgage and adjustable rate loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of average maturity is based on BankAtlantic's historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows, which are adjusted for national historical prepayment estimates. The discount rate is based on secondary market sources and is adjusted to reflect differences in servicing and credit costs.

Fair values of non-performing loans are based on the assumption that the loans are on a non-interest received status, discounted at market rates during a 24 month work-out period. Assumptions regarding credit risk are determined using available market information and specific borrower information.

The book value of tax certificates approximates market value. The fair value of mortgage-backed and investment securities is estimated based upon a price matrix obtained from a third party.

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

The fair value of convertible subordinated debentures was based on quoted market prices on NASDAQ. The fair values of other subordinated debentures, trust preferred securities, notes payable and brokerage margin account were based on discounted value of contractual cash flows at a market discount rate.

The following table presents information for the Company's financial instruments at December 31, 2002 and 2001 (in thousands):

                                                                            DECEMBER 31, 2002                 DECEMBER 31, 2001
                                                                       ----------       ----------       ----------       ----------
                                                                        CARRYING          FAIR            CARRYING           FAIR
                                                                         AMOUNT           VALUE            AMOUNT            VALUE
                                                                       ----------       ----------       ----------       ----------
Financial assets:
  Cash and other short term investments                                $  252,577       $  252,577       $  124,539       $  124,539
  Securities available for sale                                           713,131          713,131          859,483          859,483
  Securities owned                                                        186,454          186,454           68,296           68,296
  Investment securities                                                   212,240          212,698          428,718          434,470
  Loans receivable including loans held for sale,
    net                                                                 3,377,870        3,429,711        2,776,624        2,823,933
Financial liabilities:
  Deposits                                                             $2,920,555       $2,940,848       $2,276,567       $2,287,898
  Securities sold under agreements to repurchase
    and federal funds purchased                                           116,279          116,279          467,070          467,070
  Advances from FHLB                                                    1,297,170        1,386,648        1,106,030        1,126,479
  Subordinated debentures, notes and bonds payable                        209,068          210,665          145,484          142,935
  Guaranteed preferred beneficial interests in
  Bancorp's junior subordinated debentures                                180,375          180,479           74,750           73,405

The carrying amount and fair values of BankAtlantic's commitments to extend credit, standby letters of credit, financial guarantees and forward FHLB commitments are not significant. (See Note 14 for the contractual amounts of BankAtlantic's financial instrument commitments)

DERIVATIVES

During the year ended December 31, 2002, the derivatives utilized by Bancorp included interest rate swaps and forward contracts. Interest rate swap agreements are contracts between two entities that typically involve the exchange of cash flows based on agreed-upon prices, rates and indices. Financial forward contracts are agreements to buy financial instruments at a predetermined future date and price. Bancorp uses interest rate swap contracts to manage its interest rate risk. In connection with Bancorp's lending activities Bancorp funds LIBOR based assets such as commercial real estate loans with fixed rate time deposits. In issuing time deposits Bancorp is exposed to changes in interest rates, which could adversely affect the fair value of the time deposits if rates were to decline. To reduce this exposure Bancorp created fair value hedges by entering into interest rate swap contracts to convert fixed rate time deposits to a LIBOR floating rate. The time deposits are callable by Bancorp and the interest rate swap contracts are callable by the counter-party. The hedged deposits and swap contracts were recorded at fair value as an adjustment to deposit interest expense, and receivables and payables from the swap contracts were also recorded as an adjustment to deposit interest expense in the Company's Statement of Operations for the years ended December 31, 2002 and 2001. During the year ended December 31, 2002, interest rate swap contracts with a notional amount of $40 million were called by the counter-party, resulting in Bancorp redeeming $40 million of fixed rate time deposits.

Additionally, Bancorp also created cash flow hedges by entering into interest rate swap contracts to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. Bancorp's risk management strategy was to fix the variability of cash outflows on floating rate advances at a rate of 5.09%. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company's Statement of Operations for the year ended December 31, 2002 and 2001.

The following table outlines the notional amount and fair value of Bancorp's interest rate swaps outstanding at December 31, 2002: (in thousands):

                                                                          PAYING           RECEIVING
                                                NOTIONAL                INDEX/FIXED       INDEX/FIXED     TERMINATION
                                                 AMOUNT    FAIR VALUE     AMOUNT             AMOUNT           DATE
                                                 ------    ----------     ------             ------           ----

                                                                        3 mo. LIBOR
Ten year callable receive fixed swaps            $20,000   $     544     less 11b            6.08%        2/14/2012
Seven and a half year                                                   3 mo. LIBOR
  Callable receive fixed swaps                    13,000         316      less 11b           5.60%         9/19/2009
Five year pay fixed swaps                         25,000      (2,445)      5.73%          3 mo. LI         1/5/2006
Three year pay fixed swaps                       $50,000   $  (2,146)      5.81%          3 mo. LI        12/28/2003
                                                 =======   =========       ====           ========        ==========

Forward contract to purchase
  Adjustable rate mortgages                      $39,128   $     62
                                                 =======   ========

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

20.   EARNINGS (LOSS) PER SHARE

Restatement - SFAS No. 128 requires that the diluted earnings per share computation take into consideration the potential dilution from securities issued by a subsidiary that enable their holders to obtain the subsidiary's common stock. The Company's diluted earnings per share computations have not been taking this dilution into effect. Therefore, it is necessary to restate previously reported diluted earnings per share for prior years.

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                                   2001    2000
                                                                   ----    ----

AS PREVIOUSLY REPORTED:
Diluted earnings per share before discontinued
  operations and cumulative effect
  of a change in accounting principle                              $0.49   $0.35
Diluted earnings per share from discontinued operations             --      0.08
Diluted earnings per share from cumulative effect
  of a change in accounting principle                               0.13    --
                                                                   -----   -----
Diluted earnings per share                                         $0.62   $0.43
                                                                   =====   =====
AS RESTATED:
Diluted earnings per share before discontinued
  operations and cumulative effect
  of a change in accounting principle                              $0.38   $0.28
Diluted earnings per share from discontinued operations              --     0.07
Diluted earnings per share from cumulative effect
  of a change in accounting principle                               0.12    --
                                                                   -----   -----
Diluted earnings per share                                         $0.50   $0.35
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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2002, 2001 and 2000.


                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
 (In thousands, except per share data)                                               2002         2001        2000
 -------------------------------------                                               ----         ----        ----

BASIC EARNINGS PER SHARE

  (Loss) income before discontinued operations, extraordinary items
   and cumulative effect of a change in accounting principle                       $ (3,450)      4,336       2,966

 Basic weighted average number of common shares outstanding                           7,997       7,957       7,957
                                                                                      -----       -----       -----
Basic (loss) earnings per share before discontinued operations,
 extraordinary  items and cumulative effect of a change in accounting principle       (0.43)       0.55        0.37
                                                                                      =====       =====       =====
 Income from discontinued operations, net of taxes                                     --          --           669

 Basic weighted average number of common shares outstanding                           7,997       7,957       7,957
                                                                                      -----       -----       -----
 Basic earnings per share from discontinued operations                                 --          --          0.09
                                                                                      =====       =====       =====
 Extraordinary items, net of taxes                                                   23,749         --           --

 Basic weighted average number of common shares outstanding                           7,997       7,957       7,957
                                                                                      -----       -----       -----
 Basic earnings per share from extraordinary items                                     2.97         --         --
                                                                                      =====       =====       =====
 Cumulative effect of a change in accounting principle, net of taxes                (15,107)      1,138        --

 Basic weighted average number of common shares outstanding                           7,997       7,957       7,957
                                                                                      -----       -----       -----
 Basic (loss) earnings per share from cumulative effect of a change
  in accounting principle                                                             (1.89)       0.14        --
                                                                                      =====       =====       =====
 Net income                                                                           5,192       5,474       3,635
 Basic weighted average number of common shares outstanding                           7,997       7,957       7,957
                                                                                      -----       -----       -----
BASIC EARNINGS PER SHARE                                                               0.65        0.69        0.46
                                                                                      =====       =====       =====
 Amortization of goodwill, net of tax                                                  --           735         791

 Basic weighted average number of common shares outstanding                           7,997       7,957       7,957
                                                                                      -----       -----       -----
 Basic earnings per share from amortization of goodwill                                --          0.09        0.10
                                                                                      =====       =====       =====
 Net income adjusted to exclude goodwill amortization                                 5,192       6,209       4,426
 Basic weighted average number of common shares outstanding                           7,997       7,957       7,957
                                                                                      -----       -----       -----
BASIC EARNINGS PER SHARE ADJUSTED TO EXCLUDE  GOODWILL AMORTIZATION                $   0.65        0.79        0.56
                                                                                      =====       =====       =====
DILUTED EARNINGS PER SHARE
(Loss) income before discontinued operations, extraordinary items
  and cumulative effect of a change in accounting principle                        $ (3,450)      4,336       2,966

 Dilution from securities issuable by a subsidiary                                     (262)     (1,033)       (600)
                                                                                      -----       -----       -----
 Income available after assumed dilution                                             (3,712)      3,303       2,366
                                                                                      -----       -----       -----
 Basic weighted average shares outstanding                                            7,997       7,957       7,957

 Common stock equivalents resulting from stock-based compensation                      --           816         564
                                                                                      -----       -----       -----
 Diluted weighted average shares outstanding                                          7,997       8,773       8,521
                                                                                      -----       -----       -----
Diluted (loss) earnings per share before discontinued operations,
  extraordinary items and cumulative effect of a change in accounting principle       (0.46)       0.38        0.28
                                                                                      =====       =====       =====
 Income from discontinued operations, net of taxes                                     --          --           669

  Dilution from securities issuable by a subsidiary                                    --          --           (65)
                                                                                      -----       -----       -----
 Income from discontinued operations, net of taxes after assumed
    dilution                                                                           --          --           604
                                                                                      -----       -----       -----
 Diluted weighted average shares outstanding                                          7,997       8,773       8,521
                                                                                      -----       -----       -----
 Diluted earnings per share from discontinued operations                               --          --          0.07
                                                                                      =====       =====       =====
 Extraordinary items, net of taxes                                                   23,749        --          --

  Dilution from securities issuable by a subsidiary                                    (511)       --          --
                                                                                      -----       -----       -----
Extraordinary items, net of tax after assumed dilution                               23,238        --          --
                                                                                      -----       -----       -----
 Diluted weighted average shares outstanding                                          7,997       8,773       8,521
                                                                                      -----       -----       -----
 Diluted earnings per share from extraordinary items                                   2.91        --          --
                                                                                      =====       =====       =====
 Cumulative effect of a change in accounting principle, net of taxes                (15,107)      1,138        --

  Dilution from securities issuable by a subsidiary                                     325         (97)       --
                                                                                      -----       -----       -----
Cumulative effect of a change in accounting principle, net of taxes
  after assumed dilution                                                            (14,782)      1,041        --
                                                                                      -----       -----       -----
 Diluted weighted average shares outstanding                                          7,997       8,773       8,521
                                                                                      -----       -----       -----
 Diluted (loss) earnings per share from cumulative effect of a
   change  in accounting principle                                                    (1.85)       0.12        --
                                                                                      =====       =====       =====
 Net Income available after assumed dilution                                          4,744       4,344       2,970
 Diluted weighted average shares outstanding                                          7,997       8,773       8,521
                                                                                      -----       -----       -----
DILUTED EARNINGS PER SHARE                                                             0.60        0.50        0.35
                                                                                      =====       =====       =====
 Amortization of goodwill, net of tax                                                  --           735         791

 Dilution from securities issuable by a subsidiary                                     --           (94)       (137)
                                                                                      -----       -----       -----
 Dilution income from amortization of goodwill, net of tax                             --           641         654
                                                                                      -----       -----       -----

 Diluted weighted average shares outstanding                                          7,997       8,773       8,521
                                                                                      -----       -----       -----
 Diluted earnings per share from amortization of goodwill                              --          0.07        0.07
                                                                                      =====       =====       =====
 Income available after assumed dilution adjusted to exclude goodwill
  amortization                                                                        4,744       4,985       3,624
                                                                                      -----       -----       -----
 Diluted weighted average number of common shares outstanding                         7,997       8,773       8,521
                                                                                      -----       -----       -----
DILUTED EARNINGS PER SHARE ADJUSTED TO EXCLUDE  GOODWILL AMORTIZATION              $   0.60        0.57        0.42
                                                                                      =====       =====       =====

21.   REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURES

Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                              DECEMBER 31
                                                              ===========
                                                         2002             2001
                                                         ====             ====

Land and land development costs                         $161,826        $114,499
Construction costs                                        23,412          17,949
Other costs                                               12,888           9,985
Investments and loans to joint ventures                   51,904          35,840
Other                                                      6,371           4,890
                                                        --------        --------
  Total                                                 $256,401        $183,163
                                                        ========        ========

BankAtlantic had commitments to loan an additional $4.9 million to joint ventures at December 31, 2002. Additionally, BankAtlantic has issued standby letters of credit to unrelated third parties in the aggregate amount of $6.0 million guaranteeing the performance of various joint ventures.

Real estate held for development and sale and joint venture activities consisted of the combined activities of Core Communities and Levitt and Sons as well as Levitt Corporation's joint venture activities and a joint venture acquired in connection with the Community acquisition. These joint ventures are in various stages of development. The required equity investments associated with the joint ventures at the inception of the project ranged from 44.5% - 90% of the total venture equity with profit sharing of 40% - 50% in future years. BankAtlantic's investment and advances to the joint venture development acquired in connection with the Community acquisition was $30.6 million at December 31, 2002. BankAtlantic's loans to joint ventures have resulted in deferral of the recognition of interest income on the financing activity and/or the deferral of profit recognition from the joint venture. The less than 50% owned joint ventures are accounted for under the equity method of accounting and primarily develop residential and multifamily properties. Other real estate held for sale consisted of commercial property acquired in connection with the Community acquisition.

The components of gains on sales of real estate developed for resale were as follows (in thousands):

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                2002         2001         2000
                                                ----         ----         ----

Sales of real estate                          $207,808     $144,677     $107,393
Cost of sales on real estate                   159,675      109,637       83,809
                                              --------     --------     --------
  Gains on sales of real estate                 48,133       35,040       23,584
Equity in joint venture earnings                 3,517        2,888        1,141
                                              --------     --------     --------
Gains on sales of real estate held for
  sale  and joint venture activities          $ 51,650     $ 37,928     $ 24,725
                                              ========     ========     ========

The Condensed Combined Statements of Financial Condition and Condensed Combined Statements of Operations for joint ventures is as follows for 2002 and 2001:
(Unaudited)

              CONDENSED COMBINED STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                              ------------
(IN THOUSANDS)                                          2002               2001
--------------                                          ----               ----

Real estate assets                                     $70,367           $48,234
Other assets                                             6,846            10,158
                                                       -------           -------
   Total Assets                                        $77,213           $58,392
                                                       =======           =======

Notes payable - BankAtlantic                           $58,341           $28,832
Other notes payable                                     11,041             3,445
Other liabilities                                        6,923            11,665
                                                       -------           -------
   Total Liabilities                                    76,305            43,942
Partners' capital                                          908            14,450
                                                       -------           -------
Total Liabilities and Partners' Capital                $77,213           $58,392
                                                       =======           =======


                   CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------
                                                  2002       2001        2000
                                                  ----       ----        ----

(IN THOUSANDS)
Revenues                                         $47,179     $79,655     $74,487
Selling, general and administrative expenses      44,051      74,617      68,055
                                                 -------     -------     -------
Net income (1)                                   $ 3,128     $ 5,038     $ 6,432
                                                 =======     =======     =======

(1) Included in the Company's share of net income from joint ventures was the deferral of interest income associated with loans to joint ventures and the subsequent recognition of the deferred income as a reduction in cost of sales when the real estate is sold.

The Condensed Statements of Financial Condition and Condensed Statements of Operations for Bluegreen Corporation is as follows for December 31, 2002 and from acquisition date through December 31, 2002:

                        BLUEGREEN CORPORATION
                          DECEMBER 31, 2002
                             (UNAUDITED)

(IN THOUSANDS)
ASSETS
Contracts and notes receivable                                          $122,253
Inventory, net                                                           173,131
Other assets                                                             138,608
                                                                        --------
   Total assets                                                         $433,992
                                                                        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Line-of-credit, notes, and debentures                                   $184,140
Deferred income taxes                                                     31,122
Other liabilities                                                         57,205
                                                                        --------
   Total liabilities                                                     272,467
   Minority interest                                                       3,242
   Total stockholders' equity                                            158,283
                                                                        --------
   Total liabilities and stockholders' equity                           $433,992
                                                                        ========


                              BLUEGREEN CORPORATION
                 FROM ACQUISITION DATE THROUGH DECEMBER 31, 2002
                                   (UNAUDITED)

(IN THOUSANDS)
Gross profit on sales of real estate and other                          $144,885
Operating and corporate expenses                                         128,308
                                                                        --------
Operating profit                                                          16,577
Other income, net                                                          5,181
Net interest income                                                        2,411
                                                                        --------
INCOME BEFORE TAXES                                                       24,169
Provision for income taxes                                                 8,793
                                                                        --------
NET INCOME                                                              $ 15,376
                                                                        ========

22.   RELATED PARTY TRANSACTIONS

Alan B. Levan, President and Chairman of the Board of the Company also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp and BankAtlantic. Alan B. Levan is also Chairman of the Board of Bluegreen Corporation and Levitt.

John E. Abdo, Vice Chairman of the Board of the Company also serves as Vice Chairman of the Board of Directors of BankAtlantic Bancorp and BankAtlantic and is a director and President of Levitt Corporation, a wholly owned subsidiary of BankAtlantic Bancorp. John E. Abdo is also Vice Chairman of the Board of Bluegreen Corporation.

Glen R. Gilbert, Executive Vice President of the Company also serves as Executive Vice President of Levitt Corporation.

During 1998, Levitt Corporation entered into an agreement with the Abdo Companies, Inc., a company in which Mr. Abdo is the principal shareholder and CEO, whereby Abdo Companies receives monthly management fees from Levitt. Levitt also pays the Company for management and accounting services provided to them. The amounts paid may not be representative of the amount that would be paid in an arms=length transaction. Management fees to/from related parties for the years ended December 31, 2002, 2001 and 2000 consisted of (in thousands):

                         YEAR ENDED DECEMBER 31,
                       2002        2001        2000
                       ----        ----        ----
Abdo Companies        $  291        291         475
                      ======        ===         ===
Levitt Corporation    $  170         80          80
                      ======         ==          ==
Other affiliates      $   41         44          42
                      ======         ==          ==


The Company paid BankAtlantic approximately $67,000 during 2002 for office space used by the Company in BankAtlantic's headquarters and for miscellaneous administrative and other related expenses. BankAtlantic provided certain administrative services to Bluegreen in 2002 without receipt of payment for such services.

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

During 1999 and 2000, the Company (without consideration of BankAtlantic Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company's interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, and therefore, they are consolidated in these financial statements. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $5.1 million of capital was raised by these partnerships from unaffiliated third parties, as well as officers, directors and affiliates of the Company who invested approximately $4.4 million in the partnerships. The Company and the general partners retained ownership interests of approximately $1.8 million. Additionally, during 2001, approximately $895,000 of capital was raised from unaffiliated third parties by one of these partnerships and officers, directors and affiliates of the Company invested approximately $1.3 million in the partnership. The Company and the general partners retained ownership interests of approximately $3.8 million increasing the Company's total investment in these partnerships to an aggregate of $5.6 million. Of the $1.3 million, invested by officers, directors and affiliates, Alan Levan and Jack Abdo each borrowed $500,000 from the Company on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company each borrowed $50,000 on a non=recourse basis to make their investments. Such amounts were still outstanding at the end of the year (except for John Abdo's $500,000 loan which is discussed below), bear interest at the prime rate plus 1% and are payable interest only annually with the entire balance due in February 2006. After the limited partners receive a specified return from the partnerships, the general partners are entitled to receive 20% of all cash distributions from the partnerships. The general partners are limited liability companies of which the members are: BFC Financial Corporation
- 57.5%, John E. Abdo - 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0% and John E. Abdo, Jr. - 17.5%. Losses net of minority interests for the year ended December 31, 2002 were $766,000. At December 31, 2002, the Company's net investment in these partnerships was $2.4 million.

On July 16, 2002, John Abdo borrowed $3.5 million from the Company on a recourse basis and paid off his existing $500,000 loan due to BFC. The $3.5 million loan bears interest at the prime rate plus 1%, requires monthly interest payments, is due on demand and is secured by 1,019,564 shares of BFC Class A Common Stock and 370,750 shares of BFC Class B Common Stock.

During 1999, BFC Financial Corporation entered into an agreement with John E. Abdo, Jr., son of John E. Abdo, a Director and Vice Chairman of the Board. Pursuant to the agreement, the Company will pay to John E. Abdo, Jr. an amount equal to 1% of the amount of the Company's investment in venture capital investments identified by him for the Company and will grant him a profit participation of 3=1/2% of the net profit realized by the Company through his interest in the general partner of the technology venture partnership that receives the identified investment. Additionally, the Company pays him an expense allowance of $300 per month. During 2002, the Company paid John E. Abdo, Jr. expense allowances of $3,600 pursuant to the agreement.

An affiliated limited partnership, BankAtlantic Bancorp and affiliates of the Company are investors in a privately held technology company located in Boca Raton, Florida. The affiliated limited partnership invested $2 million in 219,300 shares in the technology company's common stock, which shares were acquired in October 2000 at a price per share of $9.12. At December 31, 2001, the carrying value of this investment by the limited partnership had been written down to $4.95 per share. BankAtlantic Bancorp invested $15 million in 3,033,386 shares of the technology company's common stock in cash and by issuance to the technology company of 748,000 shares of BankAtlantic Bancorp Class A Common Stock. BankAtlantic Bancorp's shares in the technology company were acquired in October 1999 at an average price per share of $4.95. Both Alan
B. Levan and John E. Abdo joined the Board of the technology company. Alan B. Levan owns or controls direct and indirect interests in an aggregate of 286,709 shares of the technology company common stock, purchased at an average price per share of $8.14 and Mr. John E. Abdo owns or controls direct and indirect interests in an aggregate of 368,408 shares of the technology company common stock purchased at an average price per share of $7.69. Jarett Levan, a director of BankAtlantic Bancorp and Senior Vice President of BankAtlantic, has an indirect ownership interest in an aggregate of 350 shares of such common stock, and Bruno DiGiulian, a director of BankAtlantic Bancorp, has an indirect ownership interest in 1,754 shares of such common stock. BFC and its affiliates collectively own approximately 7% in the technology company's outstanding common stock. The technology company also served as an Application Service Provider ("ASP") for BankAtlantic Bancorp for one customer service information technology application. This ASP relationship was in the ordinary course of business, and fees aggregating approximately $155,000, $169,000 and $368,000 were paid by BankAtlantic Bancorp to the technology company for its services during the years ended December 31, 2002, 2001 and 2000, respectively. The ASP relationship was terminated effective September 2002. During 2001, Mr. Levan and Mr. Abdo resigned from the Board of Directors of the technology company and initiated a lawsuit on behalf of the Company and others against the founder of the technology company, personally, regarding his role. The Company, BankAtlantic Bancorp and other owners in the technology company who are parties to the lawsuit will share in legal fees incurred in connection with the litigation and in any recovery in proportion to their respective interests. In early 2003, the technology company initiated a lawsuit against BankAtlantic Bancorp seeking to have a restrictive legend on its BankAtlantic Bancorp's Class A Common Stock removed.

During the year ended December 31, 2002, the Company performed an additional evaluation of its investment in the technology company to determine if there was an other than temporary decline in value associated with this investment. As a consequence, of this evaluation, included in the Company's statement of operations during the year ended December 31, 2002 was a $15.6 million impairment charge, net of minority interest, for the write off of BankAtlantic Bancorp's and the limited partnership's investment in the technology company.

The Company has a 49.5% interest and affiliates and third parties have a 50.5% interest in a limited partnership formed in 1979, for which the Company's Chairman serves as the individual General Partner. The partnership's primary asset is real estate subject to net lease agreements. The Company's cost for this investment, approximately $441,000, was written off in 1990 due to the bankruptcy of the entity leasing the real estate. During 1999, the Company received distributions of approximately $588,000 from the partnership due to the sale of 31 of 34 convenience stores that it owned. During each of the years 2002 and 2001, the Company received distributions of approximately $25,000 from the partnership.

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

The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. ("Ruden, McClosky"), a law firm to which Bruno DiGiulian, a director of BankAtlantic Bancorp, is of counsel. Fees aggregating $1.0 million, $793,000 and $166,000 were paid to Ruden, McClosky by the Company and its subsidiaries for each of the years in the three year period ended December 31, 2002. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.

Alan B. Levan and John E. Abdo have investments or are partners in real estate joint ventures with developers, which developers, in connection with other ventures, have loans from BankAtlantic or are partners in joint ventures with Levitt Corporation.

Certain officers of Levitt Corporation or its subsidiaries have minority ownership interests in joint venture partnerships in which Levitt is also a limited or general partner.

The BankAtlantic Foundation is a non=profit foundation established by BankAtlantic. During 2002, the Foundation made donations aggregating $350,000, including $50,000 to the Broward Community College Foundation, $15,000 to the Florida Grand Opera, $8,320 to the Leadership Broward Foundation, $4,250 to ArtServe, $3,000 to the Broward Performing Arts Foundation and $2,500 to the Boys & Girls Club of Broward. Alan Levan sits on the Boards of the Broward Community College Foundation and the Florida Grand Opera, Jarett Levan sits on the Boards of the Leadership Broward Foundation and ArtServe, John E. Abdo is Chairman of the Board of the Broward Performing Arts Foundation and Charlie C. Winningham, II is on the Board of the Boys & Girls Club of Broward.

Included in BFC's other assets at December 31, 2002 and 2001 was approximately $391,000 and $396,000, respectively due from affiliates.

23.   SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through seven operating segments. Interest expense and certain revenue and expense items are allocated to the various segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net contribution for the operating segments may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management's view, likely not be impacted.

The following summarizes the aggregation of the Company's operating segments into reportable segments:

REPORTABLE SEGMENT                                 OPERATING SEGMENTS AGGREGATED
------------------                                 -----------------------------
Bank Investments                                   Investments, tax certificates, residential loan purchases, CRA lending and real estate capital services

Commercial Banking                                 Commercial lending, syndications, international, lease finance and trade finance and a real estate joint venture development

Community Banking                                  Indirect and direct consumer lending, small business lending and ATM operations

Levitt Corporation                                 Levitt Corporation, which includes Levitt and Sons, Core Communities, and real estate joint ventures.

Ryan Beck & Co., Inc.                              Investment banking and brokerage operations

BankAtlantic Bancorp Parent Company                Bancorp parent company's operations, costs of acquisitions, financing of acquisitions, and equity investments

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

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by real estate operations and investment banking operations which are recorded based upon the terms of the underlying loan agreements and are effectively eliminated. The elimination entries consist of the intercompany loan interest income and interest expense, management fees, consulting fees, facilities rent and brokerage commission.

Segment performance is evaluated based on net contribution after tax. The following tables presents segment information for income (loss) from continuing operations for the three years ended December 31, 2002.


                                                                                         BANCORP
                                            BANK            LEVITT           RYAN        PARENT
(IN THOUSANDS)                            OPERATIONS      CORPORATION        BECK        COMPANY
--------------                            ----------      -----------        ----        -------

2002
Interest income                          $   297,092      $   1,260      $  12,935      $   1,745
Interest expense                            (132,970)          (389)        (2,682)       (17,439)
Provision for loan losses                    (14,077)          --             --             --
Non-interest income                           53,317         55,444        155,971        (17,324)
Non-interest expense                        (134,408)       (30,548)      (167,966)        (2,392)
Segment profits and losses
 before taxes                                 68,954         25,767         (1,742)       (35,410)
Provision (benefit) for income taxes          23,845          6,254         (1,808)       (12,415)
                                         -----------      ---------      ---------      ---------
Segment net income (loss)                $    45,109      $  19,513      $      66      $ (22,995)
                                         ===========      =========      =========      =========
Segment average assets                   $ 4,699,579      $ 264,559      $ 189,523      $ 100,296
                                         ===========      =========      =========      =========
Equity method investments
  included in total assets               $    23,602      $  61,583      $    --        $   1,934
                                         ===========      =========      =========      =========
Expenditures for segment assets          $       299      $    --        $   2,285      $    --
                                         ===========      =========      =========      =========
Depreciation and amortization            $    (5,113)     $    (131)     $  (1,225)     $    (690)
                                         ===========      =========      =========      =========

                                            BFC
                                          HOLDING      ELIMINATION      SEGMENT
(IN THOUSANDS)                            COMPANY        ENTRIES         TOTAL
--------------                            -------        -------         -----

2002

Interest income                          $    354      $  (3,262)     $   310,124
Interest expense                           (1,153)         1,518         (153,115)
Provision for loan losses                    --             --            (14,077)
Non-interest income                          (422)           910          247,896
Non-interest expense                       (3,208)           834         (337,688)
Segment profits and (losses)
 before taxes                              (4,429)          --             53,140
Provision (benefit) for income taxes        2,420           --             18,296
                                         --------      ---------      -----------
Segment net income (loss)                $ (6,849)     $    --        $    34,844
                                         ========      =========      ===========
Segment average assets                   $ 20,569      $ 156,073      $ 5,430,599
                                         ========      =========      ===========
Equity method investments
 included in total assets                $   --        $    --        $    87,119
                                         ========      =========      ===========
Expenditures for segment assets          $   --        $    --        $     2,584
                                         ========      =========      ===========
Depreciation and amortization            $   (490)     $    --        $    (7,649)
                                         ========      =========      ===========

                                                                                        BANCORP
                                            BANK            LEVITT         RYAN         PARENT
(IN THOUSANDS)                           OPERATIONS       CORPORATION      BECK         COMPANY
--------------                           ----------       -----------      ----         -------

2001
Interest income                          $   324,732      $    1,989     $  1,978      $    229
Interest expense                            (171,010)           (180)        (517)      (18,297)
Provision for loan losses                    (16,905)           --           --            --
Non-interest income                           37,457          36,603       44,683         4,226
Non-interest expense                        (103,353)        (26,772)     (48,170)      (13,071)
Segment profits and losses
 before taxes                                 70,921          11,640       (2,026)      (26,913)
Provision (benefit) for income taxes          26,292           4,118         (709)       (7,101)
                                         -----------      ----------     --------      --------
Segment net income (loss)                $    44,629      $    7,522     $ (1,317)     $(19,812)
                                         ===========      ==========     ========      ========

Segment average assets                   $ 4,263,526      $  173,437     $ 74,108      $ 99,220
                                         ===========      ==========     ========      ========
Equity method investments
 included in total assets                $      --        $    7,127     $   --        $  1,107
                                         ===========      ==========     ========      ========
Expenditures for  segment assets         $       297      $     --       $  1,003      $   --
                                         ===========      ==========     ========      ========
Depreciation and amortization            $    (3,612)     $      (96)    $ (1,580)     $ (7,749)
                                         ===========      ==========     ========      ========


                                            BFC
                                           HOLDING     ELIMINATION     SEGMENT
(IN THOUSANDS)                             COMPANY       ENTRIES        TOTAL
--------------                             -------       -------        -----

2001

Interest income                          $    383      $ (3,310)     $   326,001
Interest expense                           (1,239)        2,405         (188,838)
Provision for loan losses                    --            --            (16,905)
Non-interest income                        (1,905)          (85)         120,979
Non-interest expense                       (2,886)          990         (193,262)
Segment profits and losses
 before taxes                              (5,647)         --             47,975
Provision (benefit) for income taxes        2,660          --             25,260
                                         --------      --------      -----------
Segment net income (loss)                $ (8,307)     $   --        $    22,715
                                         ========      ========      ===========
Segment average assets                   $ 28,751      $ 85,036      $ 4,724,078
                                         ========      ========      ===========
Equity method investments
 included in total assets                $   --        $   --        $     8,234
                                         ========      ========      ===========
Expenditures for  segment assets         $   --        $   --        $     1,300
                                         ========      ========      ===========
Depreciation and amortization            $   (570)     $   --        $   (13,607)
                                         ========      ========      ===========

                                                                                    BANCORP
                                         BANK             LEVITT                    PARENT
(IN THOUSANDS)                        OPERATIONS       CORPORATION    RYAN BECK     COMPANY
--------------                        ----------       -----------    ---------     -------

2000

Interest income                      $   326,893      $   2,264      $  2,151      $  1,205
Interest expense                        (188,618)        (1,315)         (551)      (20,588)
Provision for loan losses                (29,132)          --            --            --
Non-interest income                       33,899         27,960        52,133        11,343
Non-interest expense                     (99,747)       (18,746)      (51,884)       (7,335)
Segment profits and losses
 before taxes                             43,295         10,163         1,849       (15,375)
Provision for income taxes                14,794          3,208           982        (3,097)
                                     -----------      ---------      --------      --------
Segment net income (loss)            $    28,501      $   6,955      $    867      $(12,278)
                                     ===========      =========      ========      ========
Segment average assets               $ 4,009,179      $ 157,090      $ 43,890      $ 88,844
                                     ===========      =========      ========      ========
Equity method investments
 included in total assets            $      --        $   7,559      $   --        $  1,500
                                     ===========      =========      ========      ========
Expenditures for  segment assets     $       250      $    --        $    800      $   --
                                     ===========      =========      ========      ========
Depreciation and amortization        $    (1,455)     $     (78)     $ (1,677)     $ (2,946)
                                     ===========      =========      ========      ========


                                           BFC
                                         HOLDING       ELIMINATION       SEGMENT
(IN THOUSANDS)                           COMPANY        ENTRIES           TOTAL
--------------                           -------        -------           -----

2000
Interest income                         $  1,005      $    (4,622)     $   328,896
Interest expense                          (1,394)           1,060         (211,406)
Provision for loan losses                   --               --            (29,132)
Non-interest income                       (1,907)           3,057          126,485
Non-interest expense                      (2,373)             505         (179,580)
Segment profits and losses
 before taxes                             (4,669)            --             35,263
Provision for income taxes                 1,755             --             17,642
                                        --------      -----------      -----------
Segment net income (loss)               $ (6,424)     $      --        $    17,621
                                        ========      ===========      ===========
Segment average assets                  $ 37,654      $    94,375      $ 4,431,032
                                        ========      ===========      ===========
Equity method investments
 included in total assets               $   --        $      --        $     9,059
                                        ========      ===========      ===========
Expenditures for  segment assets        $   --        $      --        $     1,050
                                        ========      ===========      ===========
Depreciation and amortization           $   (556)     $      --        $    (6,712)
                                        ========      ===========      ===========

The changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows:

                                                               BANCORP
                                      BANK                     PARENT
(In thousands)                     OPERATIONS    RYAN BECK     COMPANY     TOTAL
--------------                     ----------    ---------     -------     -----

Balance as of December 31, 2001     $16,155      $ 4,635     $ 19,069    $ 39,859
Community goodwill acquired          55,069         --           --        55,069
Cumulative effect of changes in
   accounting principles                         $(3,014)    $(13,339)   $(16,353)
                                     ------        -----        -----      ------
Balance as of December 31, 2002     $71,224      $ 1,621     $  5,730    $ 78,575
                                     ======        =====        =====      ======

Bank Operations consists of three reportable segments. The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three years ended December 31, 2002:

                                                BANK OPERATIONS
                                  --------------------------------------------
                                      BANK          COMMERCIAL       COMMUNITY        BANK OPS
(In thousands)                    INVESTMENTS         BANKING         BANKING          TOTAL
--------------                    -----------         -------         -------          -----

2002

Interest income                   $   164,625      $   106,746      $  25,721      $   297,092
Interest expense and overhead        (113,908)         (61,032)       (15,142)        (190,082)
Provision for loan losses                (305)         (12,533)        (1,239)         (14,077)
Direct non-interest income              5,136            5,748          9,616           20,500
Segment profits and losses
 before taxes                          44,337           25,694         (1,077)          68,954
Provision for income taxes            (15,332)          (8,885)           372          (23,845)
                                  -----------      -----------      ---------      -----------
Segment net income (loss)         $    29,005      $    16,809      $    (705)     $    45,109
                                  ===========      ===========      =========      ===========
Segment average assets            $ 2,639,070      $ 1,653,148      $ 407,361      $ 4,699,579
                                  ===========      ===========      =========      ===========
Equity method investments
 included in total assets         $      --        $    23,602      $    --        $    23,602
                                  ===========      ===========      =========      ===========
Expenditures for segment
  assets                          $      --        $        10      $     289      $       299
                                  ===========      ===========      =========      ===========
Depreciation and amortization     $    (4,715)     $       (15)     $    (383)     $    (5,113)
                                  ===========      ===========      =========      ===========

2001

Interest income                   $   179,151      $   118,430      $  27,151      $   324,732
Interest expense and overhead        (135,160)         (68,864)       (16,325)        (220,349)
Provision for loan losses                 215          (21,096)         3,976          (16,905)
Direct non-interest income                919            3,074         11,073           15,066
Segment profits and losses
 before taxes                          39,383           25,413          6,125           70,921
Provision for income taxes            (14,598)          (9,420)        (2,274)         (26,292)
                                  -----------      -----------      ---------      -----------
Segment net income                $    24,785      $    15,993      $   3,851      $    44,629
                                  ===========      ===========      =========      ===========
Segment average assets            $ 2,571,246      $ 1,368,850      $ 323,430      $ 4,263,526
                                  ===========      ===========      =========      ===========
Expenditures for segment
  assets                          $       137      $         3      $     157      $       297
                                  ===========      ===========      =========      ===========
Depreciation and amortization     $    (2,534)     $      (319)     $    (759)     $    (3,612)
                                  ===========      ===========      =========      ===========

                                                 BANK OPERATIONS
                                     BANK          COMMERCIAL        COMMUNITY       BANK OPS
(In thousands)                    INVESTMENTS        BANKING          BANKING         TOTAL
--------------                    -----------        -------          -------         -----

2000

Interest income                   $   178,229      $   115,426      $  33,238      $   326,893
Interest expense and overhead        (145,565)         (68,030)       (20,229)        (233,824)
Provision for loan losses                (449)         (15,866)       (12,817)         (29,132)
Direct non-interest income                731            2,359         11,693           14,783
Segment profits and losses
 before taxes                          27,474           28,072        (12,251)          43,295
Provision for income taxes             (9,576)          (9,825)         4,607          (14,794)
                                  -----------      -----------      ---------      -----------
Segment net income (loss)         $    17,898      $    18,247      $  (7,644)     $    28,501
                                  ===========      ===========      =========      ===========
Segment average assets            $ 2,484,625      $ 1,173,581      $ 350,973      $ 4,009,179
                                  ===========      ===========      =========      ===========
Expenditures for  segment
  assets                          $        35      $        14      $     201      $       250
                                  ===========      ===========      =========      ===========
Depreciation and amortization     $    (1,870)     $       654      $    (239)     $    (1,455)
                                  ===========      ===========      =========      ===========

The changes in the carrying amount of goodwill for the year ended December 31, 2002 was as follows:

                                               BANK OPERATIONS
                                    ---------------------------------------
                                        BANK         COMMERCIAL    COMMUNITY        BANK OPS
(In thousands)                      INVESTMENTS        BANKING      BANKING           TOTAL
                                    -----------        -------      -------           -----

Balance as of December 31, 2001         $ 7,738         $ 8,208         $209         $16,155
Community goodwill acquired              26,584          27,769          716          55,069
                                         ------          ------          ---          ------
Balance as of December 31, 2002         $34,322         $35,977         $925         $71,224
                                         ======          ======          ===          ======

Depreciation and amortization consist of: depreciation on property and equipment, amortization of premiums and discounts on loans and investments, amortization 'of cost over fair value of net assets acquired, and amortization of the retention pool.

The reconciliation of consolidated segment income (loss) to consolidated income
(loss) before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle is as follows:

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                    2002              2001            2000
                                                                    ----              ----            ----

(IN THOUSANDS)
Total segment profits (loss)                                      $ 34,844          $22,715         $17,621
Minority interest in income of consolidated subsidiaries            38,294           18,379          14,655
                                                                  --------           ------          ------
Income(loss) before extraordinary item and
   cumulative effect of a change in accounting principle          $ (3,450)         $ 4,336         $ 2,966
                                                                  ========           ======          ======

24.  SHAREHOLDERS' EQUITY

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

The Company's Articles of Incorporation authorize the Company to issue both a Class A Common Stock, par value $.01 per share and a Class B Common Stock, par value $.01 per share. On May 22, 2002, the Company's Articles of Incorporation were amended to, among other things, grant holders of the Company's Class A Common Stock to one vote for each share held, which previously had no voting rights except under limited circumstances provided by Florida law, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. When the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. When the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. Also, each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

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

25.  SUBSEQUENT EVENT (UNAUDITED)

On February 14, 2003, Levitt filed a registration statement on Form S-1 for an initial public offering by Levitt Corporation of up to $100 million of fixed rate subordinated investment notes. No minimum amount of investment notes must be sold and Levitt can terminate the offer at any time. Levitt does not intend to use registered broker-dealers to assist with the sale of these securities. The investment notes are subordinated to all existing and future senior indebtedness of Levitt.

The registration statement relating to these investment notes has been filed with the SEC but has not yet become effective. The investment notes may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. No prospectus meeting the requirements of Section 10 of the Securities Act of 1933 is available at this time and it is not expected that one will be available until the registration statement has been declared effective.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

Items 10 through 13 are incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10K/A not later than the end of such 120 day period.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

CHANGES IN INTERNAL CONTROLS

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal controls will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this report, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)-1    Financial Statements - See Item 8

(a)-2 Financial Statement Schedules - All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(a)-3    Exhibits

The following exhibits are either filed as part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

  EXHIBIT
   NUMBER                            DESCRIPTION                                                REFERENCE
   ------                            -----------                                                ---------
    3.1          Articles of Incorporation, as amended and restated         Exhibit 3.1 of Registrant's Registration
                                                                            Statement on Form 8-A filed October 16, 1997

    3.2          Amendment to Articles of Incorporation, as amended         Exhibit 4 of Registrant's Registration Statement
                 and restated                                               on Form 8-K filed June 18, 2002

    3.3          By-laws                                                    Exhibit 3.2 of Registrant's Registration
                                                                            Statement on Form 8-A filed October 16, 1997.

    10.1         BFC Financial Corporation Stock Option Plan                Exhibit A to Registrant's Definitive Proxy
                                                                            Statement filed September 24, 1997.

    12.1         Statement re computation of ratios - Ratio of              Filed with this Report.
                 earnings to fixed charges

    21.1         Subsidiaries of the registrant:                            Filed with this Report

    23.1         Consent of KPMG LLP                                        Filed with this Report

    99.1         Certification of Alan B. Levan                             Filed with this Report

    99.2         Certification of Glen R. Gilbert                           Filed with this Report


(b)      Reports on Form 8-K

         Filed on June 18, 2002, reporting an Amendment to the Company's Amended and Restated Articles of Incorporation.

(c)      Exhibits - See Item 15(a) - 3 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BFC FINANCIAL CORPORATION

March 31, 2003                          By:  /s/ Alan B. Levan
                                        -------------------------------------
                                        Alan B. Levan, Chairman of the Board,
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                                    TITLE
/s/ Alan B. Levan
---------------------
Alan B. Levan               Chairman of the Board, President and Chief Executive
                            Officer

/s/ Glen R. Gilbert
---------------------
Glen R. Gilbert             Executive Vice President And Chief Financial Officer

/s/ John E. Abdo
---------------------
John E. Abdo                Vice Chairman of the Board

/s/ Earl Pertnoy
---------------------
Earl Pertnoy                Director

/s/ Oscar J. Holzmann
---------------------
Oscar J. Holzmann           Director

/s/ Neil A. Sterling
---------------------
Neil A. Sterling            Director

I, Glen R. Gilbert, certify that:

                  1. I have reviewed this annual report on Form 10-K of BFC Financial Corporation;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                    a.       designed such disclosure controls
                                             and procedures to ensure that
                                             material information relating to
                                             the registrant, including its
                                             consolidated subsidiaries, is made
                                             known to us by others within those
                                             entities, particularly during the
                                             period in which this annual report
                                             is being prepared;

                                    b.       evaluated the effectiveness of the
                                             registrant's disclosure controls
                                             and procedures as of a date within
                                             90 days prior to the filing date of
                                             this annual report (the "Evaluation
                                             Date"); and

                                    c.       presented in this annual report our
                                             conclusions about the effectiveness
                                             of the disclosure controls and
                                             procedures based on our evaluation
                                             as of the Evaluation Date;

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

                  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003



By:      /s/ Glen R. Gilbert
         -----------------------
         Glen R. Gilbert,
         Chief Financial Officer

I, Alan B. Levan, certify that:

                  1. I have reviewed this annual report on Form 10-K of BFC Financial Corporation;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                    a.       designed such disclosure controls
                                             and procedures to ensure that
                                             material information relating to
                                             the registrant, including its
                                             consolidated subsidiaries, is made
                                             known to us by others within those
                                             entities, particularly during the
                                             period in which this annual report
                                             is being prepared;

                                    b.       evaluated the effectiveness of the
                                             registrant's disclosure controls
                                             and procedures as of a date within
                                             90 days prior to the filing date of
                                             this annual report (the "Evaluation
                                             Date"); and

                                    c.       presented in this annual report our
                                             conclusions about the effectiveness
                                             of the disclosure controls and
                                             procedures based on our evaluation
                                             as of the Evaluation Date;

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

                  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003



By:      /s/Alan B. Levan
         -----------------------
         Alan B. Levan,
         Chief Executive Officer