Form 10-Q
period 2003-03-30
BFC FINANCIAL CORP
filed 2003-05-15
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2003

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Statements of Financial Condition as of March 31, 2003 and December 31, 2002 - Unaudited

        Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 - Unaudited

        Consolidated Statements of Stockholders' Equity and
        Comprehensive Income for the three months ended March 31, 2003 and 2002 - Unaudited

        Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 - Unaudited

        Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
           Consolidated Statements of Financial Condition - Unaudited
                      March 31, 2003 and December 31, 2002
                        (In thousands, except share data)

                                                                                   2003                 2002
                                                                                ----------           ----------
                             ASSETS
Cash and due from depository institutions                                       $  143,472           $  202,432
Federal Funds sold and securities purchased under resell agreements                     --               50,145
Securities available for sale (at fair value)                                      744,376              713,131
Securities owned (at fair value)                                                   154,319              186,454
Investment securities and tax certificates (approximate fair value:
    $175,876 and $212,698)                                                         175,436              212,240
Loans receivable, net                                                            3,886,347            3,377,870
Federal Home Loan Bank stock, at cost which approximates fair value                 65,443               64,943
Accrued interest receivable                                                         35,725               34,050
Real estate held for development and sale and joint ventures                       270,997              256,401
Investment in unconsolidated real estate subsidiary                                 61,584               60,695
Office properties and equipment, net                                                92,917               92,784
Deferred tax asset, net                                                             13,614               12,119
Goodwill, net                                                                       77,878               78,612
Core deposit intangible asset                                                       13,303               13,757
Other assets                                                                        65,607               60,300
                                                                                ----------           ----------
      Total assets                                                              $5,801,018           $5,415,933
                                                                                ==========           ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
  Interest free checking                                                        $  516,404           $  462,718
  NOW accounts                                                                     446,076              399,985
  Savings accounts                                                                 180,362              163,641
  Insured money fund savings                                                       820,181              775,175
  Certificate accounts                                                             920,350            1,119,036
                                                                                ----------           ----------
Total deposits                                                                   2,883,373            2,920,555
                                                                                ----------           ----------
Advances from FHLB                                                               1,308,246            1,297,170
Securities sold under agreements to repurchase                                     341,144              116,279
Federal Funds purchased                                                            115,000                   --
Subordinated debentures, notes and bonds payable                                   208,114              209,068
Guaranteed preferred beneficial interests in BankAtlantic Bancorp's
  Junior Subordinated Debentures                                                   245,375              180,375
Securities sold, but not yet purchased                                              49,760               38,003
Due to clearing agent                                                               36,982               78,791
Other liabilities                                                                  160,499              132,780
                                                                                ----------           ----------
  Total liabilities                                                              5,348,493            4,973,021
                                                                                ----------           ----------

Minority interest                                                                  373,671              365,501

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                        --                   --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 6,474,994 in 2003 and 6,474,994 in 2002                        58                   58
Class B common stock, of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 2,362,157 in 2003 and 2,362,157 in 2002                        21                   21
Additional paid-in capital                                                          24,043               24,077
Retained earnings                                                                   54,287               52,387
                                                                                ----------           ----------
  Total stockholders' equity before
    accumulated other comprehensive income                                          78,409               76,543
Accumulated other comprehensive income                                                 445                  868
                                                                                ----------           ----------
  Total stockholders' equity                                                        78,854               77,411
                                                                                ----------           ----------

 Total liabilities and stockholders' equity                                     $5,801,018           $5,415,933
                                                                                ==========           ==========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
               For the Three Months Ended March 31, 2003 and 2002
                      (In thousands, except per share data)

INTEREST INCOME:                                                                                            2003             2002
                                                                                                         ---------         --------
Interest and fees on loans and leases                                                                    $  53,089         $ 47,128
Interest and dividends on securities available for sale                                                      8,662           12,085
Interest and dividends on other investment securities                                                        5,193            8,003
Interest and dividends on securities owned                                                                   4,347              698
                                                                                                         ---------         --------
        Total interest income                                                                               71,291           67,914
                                                                                                         ---------         --------
INTEREST EXPENSE:
Interest on deposits                                                                                        11,169           15,326
Interest on advances from FHLB                                                                              15,316           14,920
Interest on securities sold under agreements to repurchase and federal funds purchased                         819            1,384
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in BankAtlantic Bancorp's Junior
  Subordinated Debentures                                                                                    6,504            4,889
Capitalized interest on real estate developments and joint ventures                                         (1,574)          (1,218)
                                                                                                         ---------         --------
        Total interest expense                                                                              32,234           35,301
                                                                                                         ---------         --------
NET INTEREST INCOME                                                                                         39,057           32,613
Provision for loan losses                                                                                      850            2,565
                                                                                                         ---------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                         38,207           30,048
                                                                                                         ---------         --------
NON-INTEREST INCOME:
Investment banking income                                                                                   57,984           13,048
Gains on sales of real estate developed for sale
 and joint venture activities                                                                               13,788           11,977
Income from unconsolidated real estate subsidiary                                                              119               --
Service charges on deposits                                                                                  8,558            4,863
Other service charges and fees                                                                               3,918            3,105
Gains on securities activities                                                                                 774            3,039
Other                                                                                                        3,513            2,179
                                                                                                         ---------         --------
        Total non-interest income                                                                           88,654           38,211
                                                                                                         ---------         --------
NON-INTEREST EXPENSE:
Employee compensation and benefits                                                                          67,643           27,590
Occupancy and equipment                                                                                     10,024            7,311
Advertising and promotion                                                                                    3,731            2,210
Selling, general and administrative                                                                          2,609            1,774
Amortization of intangible assets                                                                              454               --
Acquisition related charges and impairments                                                                     --            1,074
Professional fees                                                                                            3,792            1,297
Communications                                                                                               4,265              914
Floor broker and clearing fees                                                                               2,402              849
Other                                                                                                       10,116            6,689
                                                                                                         ---------         --------
        Total non-interest expense                                                                         105,036           49,708
                                                                                                         ---------         --------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                                     21,825           18,551
Provision for income taxes                                                                                   8,740            6,138
Minority interest in income (loss) of consolidated subsidiaries                                             11,185           (2,042)
                                                                                                         ---------         --------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                          1,900           14,455
Cumulative effect of a change in accounting principle (less applicable
  income taxes of $1,246)                                                                                       --          (15,107)
                                                                                                         ---------         --------
NET INCOME (LOSS)                                                                                        $   1,900         $   (652)
                                                                                                         =========         ========

                                                                     (Continued)

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
               For the Three Months Ended March 31, 2003 and 2002
                      (In thousands, except per share data)

                                                                             2003                2002
                                                                        --------------      --------------
EARNINGS (LOSS) PER SHARE
Basic earnings per share before cumulative effect of a
  change in accounting principle                                        $         0.24      $         1.81
Basic loss per share from cumulative effect of a change
  in accounting principle                                                           --               (1.89)
                                                                        --------------      --------------
Basic earnings (loss) per share                                         $         0.24      $        (0.08)
                                                                        ==============      ==============

Diluted earnings per share before cumulative effect of a
  change in accounting principle                                        $         0.20      $         1.59
Diluted loss per share from cumulative effect of a change
  in accounting principle                                                           --               (1.65)
                                                                        --------------      --------------
Diluted earnings (loss) per share                                       $         0.20      $        (0.06)
                                                                        ==============      ==============

Basic weighted average number of common shares outstanding                       7,985               8,004
                                                                        ==============      ==============
Diluted weighted average number of common and common
  equivalent shares outstanding                                                  8,789               8,939
                                                                        ==============      ==============

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
               Consolidated Statements of Stockholders' Equity and
                        Comprehensive Income - Unaudited
               For the Three Months Ended March 31, 2003 and 2002
                                 (In thousands)

                                                                                                         Accumulated
                                                                                                            Other
                                           Compre-                                                         Compre-
                                           hensive     Class A     Class B   Additional                    hensive
                                           Income       Common     Common      Paid-in       Retained       Income
                                           (Loss)       Stock       Stock      Capital       Earnings       (Loss)        Total
                                          -------     ---------   --------   ----------      --------    ------------     -----
BALANCE, DECEMBER 31, 2001                            $      58         21       24,206        47,195        2,692        74,172
 Net loss                                 $  (652)           --         --           --          (652)          --          (652)
                                          -------
 Other comprehensive income (loss),
   net of tax:
   Unrealized loss on securities
    available for sale                       (529)
   Accumulated gain associated with
     cash flow hedges                          37
    Reclassification adjustment
     for cash flow hedges                      18
    Reclassification adjustment
     for net gain  included
     in net income                           (275)
                                          -------
 Other comprehensive loss                    (749)
                                          -------
Comprehensive loss                        $(1,401)
                                          =======
Net effect of Bancorp capital
 transactions, net of income taxes                           --         --           (7)           --           --            (7)
Exercise of stock options                                    --          1          130            --           --           131
Net change in other comprehensive
 income, net of income taxes                                 --         --           --            --         (749)         (749)
                                                      ---------     ------       ------        ------        -----        ------
BALANCE, MARCH 31, 2002                               $      58         22       24,329        46,543        1,943        72,895
                                                      =========     ======       ======        ======        =====        ======

                                                                     (Continued)

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
               Consolidated Statements of Stockholders' Equity and
                        Comprehensive Income - Unaudited
               For the Three Months Ended March 31, 2003 and 2002
                                 (In thousands)

                                                                                                          Accumulated
                                                                                                             Other
                                              Compre-                                                       Compre-
                                              hensive     Class A    Class B    Additional                  hensive
                                              Income       Common     Common      Paid-in      Retained     Income
                                              (Loss)       Stock      Stock       Capital      Earnings     (Loss)          Total
                                              ------     --------     -----     ----------     --------   ------------      -----
BALANCE, DECEMBER 31, 2002                               $     58         21       24,077        52,387         868        77,411
 Net income                                  $ 1,900           --         --           --         1,900          --         1,900
                                             -------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                          (354)
   Minimum pension liability                     (62)
   Unrealized loss associated
    with investment in
    unconsolidated real estate subsidiary         62
   Accumulated loss associated with
    cash flow hedges                             (52)
    Reclassification adjustment
     for cash flow hedges                         18
    Reclassification adjustment
     for net gain  included
     in net income                               (35)
                                             -------
 Other comprehensive loss                       (423)
                                             -------
Comprehensive income                         $ 1,477
                                             =======
Net effect of Bancorp capital
 transactions, net
 of income taxes                                               --         --          (34)           --          --           (34)
Net change in accumulated other
 comprehensive income,
 net of income taxes                                           --         --           --            --        (423)         (423)
                                                         --------   --------      -------     ---------     -------       -------
BALANCE, MARCH 31, 2003                                  $     58         21       24,043        54,287         445        78,854
                                                         ========   ========      =======     =========     =======       =======

The components of other comprehensive income relate to the net unrealized appreciation on securities available for sale, net of income taxes and the Company's proportionate share of non wholly-owned subsidiaries' net unrealized gains or losses on securities available for sale, net of income taxes, minimum pension liability, net of income taxes, unrealized gains or loss associated with investment in unconsolidated real estate subsidiary, net of income taxes, accumulated loss associated with cash flow hedges, net of income taxes and reclassification adjustments, net of income taxes.

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
               For the Three Months Ended March 31, 2003 and 2002
                                 (In thousands)

                                                                                                           2003              2002
                                                                                                        ---------         ---------
OPERATING ACTIVITIES:
Income before cumulative effect of a change in accounting principle                                     $   1,900         $  14,455
Cumulative effect of a change in accounting principle, net of tax                                              --           (15,107)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED IN)PROVIDED
   BY OPERATING ACTIVITIES:
Provision for credit losses on loans, REO and tax certificates                                              1,905             2,922
Impairment of goodwill                                                                                         --            16,353
Property and equipment impairment                                                                              --               515
Minority interest in income of consolidated subsidiaries                                                   11,185            (2,042)
Depreciation, amortization and accretion, net                                                               3,659             1,194
Amortization of intangible assets                                                                             454                --
Change in real estate inventory                                                                           (16,091)          (15,646)
Securities owned activities                                                                                32,135            33,630
Securities sold but not yet purchased, net                                                                 11,757            28,253
Equity in joint venture earnings                                                                              (17)             (899)
Equity in earnings of unconsolidated subsidiary                                                              (119)               --
Loans held for sale activity, net                                                                             200           (12,192)
Proceeds from sales of loans classified as held for sale                                                      695               858
Gains on securities activities                                                                               (544)           (3,039)
Gains on sales of property and equipment                                                                       (5)              (24)
Gains on sales of in-store branches                                                                            --              (344)
Increase  in deferred tax asset, net                                                                           --            (2,560)
Increase in accrued interest receivable                                                                    (1,675)             (942)
(Increase) decrease in other assets                                                                        (6,362)           10,257
Decrease in due to clearing agent                                                                         (41,809)          (62,466)
Increase (decrease) in other liabilities                                                                   27,194           (12,041)
                                                                                                        ---------         ---------
Net cash  provided by (used in) operating activities                                                       24,462           (18,865)
                                                                                                        ---------         ---------
INVESTING ACTIVITIES:
Proceeds from redemption and maturities of investment securities and tax certificates                      51,096            58,483
Purchase of investment securities and tax certificates                                                    (14,930)          (40,284)
Purchases of securities available for sale                                                               (178,250)          (72,301)
Proceeds from sales and maturities of securities available for sale                                       143,189           124,163
(Purchases) redemptions of FHLB stock, net                                                                   (500)            5,009
Purchases and net (originations) collections of loans and leases                                         (510,107)         (105,614)
Proceeds from sales of real estate owned                                                                      451             2,631
Net additions to office property and equipment                                                             (2,705)             (197)
Investment in and advances to joint ventures, net                                                           1,382             3,668
Acquisitions, net of cash acquired                                                                             --           (45,322)
                                                                                                        ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                                                    (510,374)          (69,764)
                                                                                                        ---------         ---------
FINANCING ACTIVITIES:
Net (decrease) increase in deposits                                                                       (37,182)          144,787
Reduction in deposits from sale of in-store branch                                                             --            (8,265)
Repayments of FHLB advances                                                                               (63,660)          (70,000)
Proceeds from FHLB advances                                                                                75,000               550
Net increase (decrease) in securities sold under agreements to repurchase                                 224,865           (41,670)
Net increase in federal funds purchased                                                                   115,000            24,000
Repayment of notes and bonds payable                                                                      (43,896)          (10,366)
Proceeds from notes and bonds payable                                                                      42,916            24,872
Issuance of BankAtlantic Bancorp common stock                                                                 165               600
Issuance of BFC common stock upon exercise of stock options                                                    --               131
Issuance of trust preferred securities                                                                     65,000            55,375
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders                                   (1,401)           (1,307)
                                                                                                        ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                 376,807           118,707
                                                                                                        ---------         ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                         (109,105)           30,078
Cash and cash equivalents at beginning of period                                                          252,577           124,539
                                                                                                        ---------         ---------
Cash and cash equivalents at end of period                                                              $ 143,472         $ 154,617
                                                                                                        =========         =========

                                                                     (continued)

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
               For the Three Months Ended March 31, 2003 and 2002
                                 (In thousands)

                                                                               2003             2002
                                                                             --------         --------
SUPPLEMENARY DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Interest paid                                                                $ 35,022         $ 35,530
Income taxes paid by BankAtlantic Bancorp                                         822            2,513
Loans transferred to real estate owned                                            522            2,139
Net loan (recoveries) charge-offs                                                (557)           9,510
Tax certificate net recoveries                                                    (31)             (44)
Increase in minority interest equity for the tax effect related
  to the exercise of Bancorp employee stock options                               169              253
Acquisition goodwill adjustments                                                 (734)
Change in stockholders' equity resulting from the change
 in other comprehensive income, net of taxes                                     (423)            (749)
Net loss effect of Bancorp's capital transactions,
 net of taxes                                                                     (34)              (7)
Decrease in minority interest resulting from the distribution of
 its securities investment                                                         --           (8,229)
Issuance of Bancorp Class A Common Stock upon
 conversion of subordinated debentures                                             --               25

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1. PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     BFC Financial Corporation and its subsidiaries, identified herein as the "Company" and "BFC", is a unitary savings bank holding company as a consequence of its ownership interest in the comm2on stock of BankAtlantic Bancorp, Inc. ("BankAtlantic Bancorp" or "Bancorp"). BankAtlantic Bancorp is a Florida-based diversified financial services holding company. BankAtlantic Bancorp's principal assets include the capital stock of BankAtlantic and its subsidiaries ("BankAtlantic"), Levitt Corporation and its subsidiaries ("Levitt") and Ryan Beck & Co., Inc. and its subsidiaries ("Ryan Beck"). The Company's primary asset is the capital stock of BankAtlantic Bancorp and its primary activities currently relate to the operations of BankAtlantic Bancorp.

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

In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at March 31, 2003 and December 31, 2002, the consolidated results of operations for the three months ended March 31, 2003 and 2002, the consolidated stockholders' equity and comprehensive income for the three months ended March 31, 2003 and 2002 and the consolidated cash flows for the three months ended March 31, 2003 and 2002. Such adjustments consisted only of normal recurring items except for the cumulative effect of a change in accounting principle discussed in Note 10. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2. INVESTMENT IN BANKATLANTIC BANCORP

At March 31, 2003, the Company's ownership of BankAtlantic Bancorp was as follows:

                                                  SHARES     PERCENT
                                                   OWNED      OWNED
                                                  ------     -------
      Class A Common Stock                       8,296,891     15.5%
      Class B Common Stock                       4,876,124    100.0%
      Total                                     13,173,015     22.6%

At March 31, 2003 the shares of BankAtlantic Bancorp Class A Common Stock and Class B Common Stock owned by the Company represented approximately 55.2% of the voting power of all outstanding shares of BankAtlantic Bancorp's Common Stock.

3. STOCK BASED COMPENSATION

Under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, there are two methods of accounting for stock options, the intrinsic value method and the fair value method. The Company elects to value its options under the intrinsic value method. As a consequence, the Company accounts for its stock based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25 and related interpretations.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                 FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                          -------------------------------
      (IN THOUSANDS, EXCEPT PER SHARE DATA)                    2003             2002
                                                          -------------     -------------
      PRO FORMA NET INCOME
      Net income (loss), as reported                      $       1,900     $        (652)
      Deduct: Total stock-based employee compensation
        expense determined under,
        fair value based method for all awards,
        net of related income tax effects                           126               146
                                                          -------------     -------------
      Pro forma net income (loss)                         $       1,774     $        (798)
                                                          =============     =============
      EARNINGS (LOSS) PER SHARE:
      Basic as reported                                   $         .24     $       (0.08)
                                                          =============     =============
      Basic pro forma                                     $         .22             (0.10)
                                                          =============     =============
      Diluted as reported                                 $         .20     $       (0.06)
                                                          =============     =============
      Diluted pro forma                                   $         .19     $       (0.07)
                                                          =============     =============

In February 2003, the BFC Board of Directors granted incentive and non-qualifying stock options to acquire an aggregate of 197,500 shares of BFC Class B Common Stock under the BFC Stock Option Plan. In April 2003, the BankAtlantic Bancorp Board of Directors granted, incentive and non-qualifying stock options to acquire an aggregate of 758,100 shares of BankAtlantic Bancorp Class A Common Stock under the Amended and Restated BankAtlantic Bancorp 2001 Stock Option Plan. The options vest in five years and expire ten years after the grant date except for stock options granted to Directors of BFC and BankAtlantic Bancorp (non-employees), which vested immediately. The stock options were granted with an exercise price of $5.15 per share for BFC and $9.68 per share for BankAtlantic Bancorp, which represented the fair market value of the common stock at the date of grant. No compensation expense was recognized in connection with the options granted since the exercise price equaled the market value of the underlying common stock on the date of grant. The options granted in BFC had a fair value of $3.63 per option and the options granted by BankAtlantic Bancorp had a fair value of $4.76 per option based on the fair value recognition provisions of SFAS No. 123.

4. TRUST PREFERRED SECURITIES AND CONVERTIBLE DEBENTURES

During the three months ended March 31, 2003, BankAtlantic Bancorp participated in two pooled trust preferred securities offerings in which an aggregate of $65 million of trust preferred securities were issued in two separate transactions. The trust preferred securities pay interest quarterly at fixed rates ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 315 to 325 basis points. The securities are redeemable in five years and are due in 2033. The securities have a liquidation value of $1,000 per security. The trust preferred securities were issued by statutory trusts established by BankAtlantic Bancorp. BBC Capital Trust X issued 50,000 trust preferred securities and BBC Capital Trust XII issued 15,000 trust preferred securities. The sales of the trust preferred securities were part of larger pooled trust preferred securities offerings and were not registered under the Securities Act of 1933. The net proceeds to BankAtlantic Bancorp from the trust preferred securities offerings after placement fees and expenses were approximately $63 million. These net proceeds were used to redeem $45.8 million of BankAtlantic Bancorp's 5.625% Convertible Subordinated Debentures due 2007, pay down $16 million of borrowings under BankAtlantic Bancorp's credit facility with an unrelated financial institution and for general corporate purposes.

The Convertible Subordinated Debentures were redeemed in April 2003 at a redemption price of 102% of the principal amount plus accrued and unpaid interest through the redemption date. During the period between the mailing of the notice of redemption and the redemption, approximately $211,000 of Convertible Subordinated Debentures were converted by holders into an aggregate of 18,754 shares of BankAtlantic Bancorp Class A Common Stock. The Company in April 2003 wrote off $730,000 of deferred offering costs and incurred a $917,000 call premium in connection with this redemption.

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

In April 2003, BankAtlantic Bancorp participated in a pooled trust preferred securities offering in which an aggregate of $10 million of trust preferred securities were issued. The trust preferred securities pay interest quarterly at a fixed rate of 6.448% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 325 basis points. The securities are redeemable in five years and are due in 2033. The securities have a liquidation value of $1,000 per security. The trust preferred securities were issued by a statutory trust established by BankAtlantic Bancorp. BBC Capital Trust XI issued 10,000 trust preferred securities. The net proceeds to BankAtlantic Bancorp from the trust preferred securities offering after placement fees and expenses were approximately $9.7 million. These net proceeds were used by BankAtlantic Bancorp for general corporate purposes.

5. SECURITIES OWNED

Ryan Beck's securities owned activities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck also realizes gains and losses from proprietary trading activities which includes the activities of its wholly owned subsidiary, The GMS Group ("GMS").

Ryan Beck's securities owned (at fair value) consisted of the following (in thousands):

                                                MARCH 31,     DECEMBER 31,
                                                  2003            2002
                                                ---------     ------------
            Debt obligations:
              States and municipalities (1)     $ 84,745        $119,417
              Corporations                         4,958           5,344
              U.S. Government and agencies        35,355          26,004
              Corporate equities                  10,029          19,280
              Mutual funds                        17,022          16,409
              Certificates of deposit              2,210              --
                                                --------        --------
                                                $154,319        $186,454
                                                ========        ========

      (1) Includes $77.4 million and $108.3 million of securities owned by GMS, of which approximately $8.0 million and $9.7 million were not accruing interest at March 31, 2003 and December 31, 2002, respectively. The ability to realize Ryan Beck's investment in these securities will depend on future market conditions.

In the ordinary course of business, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral primarily to finance inventories. As of March 31, 2003 and December 31, 2002 the balances due to the clearing broker were $37.0 million and $78.8 million, respectively.

Ryan Beck's securities sold not yet purchased consisted of the following (in thousands):

                                                 MARCH 31,      DECEMBER 31,
                                                    2003            2002
                                                 ---------      ------------
            States and municipalities             $ 3,277          $ 9,566
            Corporations                            4,903            1,159
            U.S. Government and agencies           16,172           23,587
            Corporate equities                      3,981            3,691
            Certificates of deposit                21,427               --
                                                  -------          -------

                                                  $49,760          $38,003
                                                  =======          =======

6. LOANS RECEIVABLE

The loan and lease portfolio consisted of the following components (in thousands):

                                                      MARCH 31,     DECEMBER 31,
                                                         2003           2002
                                                     -----------    -----------
   REAL ESTATE LOANS:
   Residential                                       $ 1,824,329    $ 1,378,041
   Construction and development                        1,247,747      1,218,410
   Commercial                                            803,634        758,261
   Small Business                                         98,455         98,494
   OTHER LOANS:
   Second mortgages - direct                             275,385        261,579
   Second mortgages - indirect                             1,565          1,714
   Commercial business                                    86,293         82,174
   Lease financing                                        24,876         31,279
   Small business - non-mortgage                          60,516         62,599
   Deposit overdrafts                                      2,557          2,487
   Consumer loans - other direct                          21,778         22,394
   Consumer loans - other indirect                         3,729          6,392
   Other                                                   4,175          4,175
   LOANS HELD FOR SALE:
   Commercial syndication                                 13,953         14,499
                                                     -----------    -----------
        Total gross loans                              4,468,992      3,942,498
                                                     -----------    -----------
   Adjustments:
   Undisbursed portion of loans in process              (536,406)      (511,861)
   Premiums related to purchased loans                    10,399          2,159
   Deferred profit on commercial real estate loans          (622)          (632)
   Deferred fees                                          (6,249)        (5,200)
   Allowance for loan and lease losses                   (49,767)       (49,094)
                                                     -----------    -----------
        Loans receivable - net                       $ 3,886,347    $ 3,377,870
                                                     ===========    ===========

BankAtlantic originates CRA loans designated as held to maturity and also originates CRA loans that are pre-sold to correspondents. Prior to September 2002, BankAtlantic Bancorp originated CRA loans for resale. During June 2000, BankAtlantic discontinued its commercial non-mortgage syndication lending activities and transferred the entire portfolio to loans held for sale.

7. REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURE ACTIVITIES

Real estate held for development and sale and joint venture activities consisted of the combined activities of Levitt and its subsidiaries as well as Levitt's joint venture activities and a joint venture acquired in connection with the Community Savings Bankshares, Inc. ("Community") acquisition. Also included in real estate held for development and sale and joint venture activities is BFC's real estate which includes Burlington Manufacturers Outlet Center

("BMOC"), a shopping center in North Carolina and the unsold land at Center
Port.

Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                        MARCH 31,  DECEMBER 31,
                                                           2003        2002
                                                        ---------  ------------
            Land and land development costs             $171,519     $161,826
            Construction costs                            29,400       23,412
            Other costs                                   13,350       12,888
            Investments and loans to joint ventures       50,539       51,904
            Other                                          6,189        6,371
                                                        --------     --------
                                                        $270,997     $256,401
                                                        ========     ========

The components of gains on sales of real estate developed for sale were as follows (in thousands):

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                        --------------------
                                                          2003       2002
                                                         -------    --------
    Sales of real estate                                 $52,964     $37,853
    Cost of sales                                         39,193      26,775
                                                         -------     -------
      Gains on sales of real estate
                                                          13,771      11,078
    Gains on joint venture activities                         17         899
                                                         -------     -------
    Gains on sales of real estate developed for sale
      and joint venture activities                       $13,788     $11,977
                                                         =======     =======

8. DERIVATIVES

The following table outlines the notional amount and fair value of the Company's derivatives outstanding at March 31, 2003 (in thousands).

                                                             PAYING     RECEIVING
                                 NOTIONAL                 INDEX/FIXED   INDEX/FIXED    TERMINATION
                                  AMOUNT    FAIR VALUE       AMOUNT        AMOUNT         DATE
                                 --------   ----------    -----------   -----------    -----------
Five year pay fixed swaps        $25,000     $(2,398)          5.73%    3 mo. LIBOR       1/5/2006
Three year pay fixed swaps       $50,000     $(1,678)          5.81%    3 mo. LIBOR     12/28/2003
                                 =======     =======        =======     ===========     ==========
Forward contract to purchase
  adjustable rate mortgages      $27,812     $    42
                                 =======     =======

The above interest rate swap contracts were originated in prior periods to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. BankAtlantic Bancorp's risk management strategy was to fix the variability of cash outflows on floating rate advances at a rate of 5.09%. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company's Statements of Operations for the three months ended March 31, 2003 and 2002.

During the year ended December 31, 2000, BankAtlantic Bancorp entered into a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The underlying collateral is five year hybrid adjustable rate mortgage loans that will adjust annually after May 2005. The forward contract is held for trading purposes and recorded at fair value.

During the first quarter of 2003, BankAtlantic Bancorp exercised its option to call $33 million of time deposits resulting in the termination of interest rate swap contracts with a notional amount of $33 million. The time deposits were redeemed due to the historically low interest rate environment. The interest rate swaps were originated in prior periods as fair value hedges for the issuance of fixed rate time deposits.

9. SEGMENT REPORTING

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

Results of operations are reported through seven reportable segments. Bank Investments, Commercial Banking, and Community Banking are our Bank Operations segments, which are conducted through BankAtlantic. The remaining reportable segments consist of the activities of Levitt, Ryan Beck, BankAtlantic Bancorp parent company and BFC Holding Company. Our Bank Operations segment interest expense and certain of its revenue and expense items are allocated to the three Bank Operations reportable segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net income calculated under the management approach associated with the Bank Operations reportable segments and BankAtlantic Bancorp parent company and BFC Holding Company may not reflect the actual economic costs, contribution or results of operations of the units as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments would, in management's view, likely not be impacted.

The following summarizes the aggregation of the Company's operating segments into reportable segments:

REPORTABLE SEGMENT            OPERATING SEGMENTS AGGREGATED
------------------            -----------------------------

Bank Investments              Investments, tax certificates, residential loan
                              purchases, CRA lending and real estate capital services.

Commercial Banking            Commercial lending, syndications, international,
                              lease finance, trade finance and a real estate joint venture development.

Community Banking             Indirect and direct consumer lending, small
                              business lending and ATM operations.

Levitt Corporation            Levitt Corporation, which includes Levitt and
                              Sons, Core Communities, 35% equity investment in
                              Bluegreen and real estate joint ventures.

Ryan Beck                     Investment banking and brokerage operations.

Bancorp Parent Company        BankAtlantic Bancorp's operations, costs of
                              acquisitions, financing of acquisitions, and equity investments.

BFC Holding Company           BFC's real estate owned which includes BMOC and
                              Center Port. Loans receivable that relate to previously owned properties, other securities and investments and BFC's overhead and interest expense. Provision for income taxes includes the tax effect from BFC's equity earnings in BankAtlantic Bancorp.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions consist of borrowings by and brokerage operations and investment banking and brokerage operations which are recorded based upon the terms of the underlying loan agreements and are eliminated. The elimination entries consist of the inter-company loan interest income and interest expense, management fees, consulting fees, facilities rent and brokerage commission.

The Company evaluates segment performance based on net income after tax. The table below is segment information for income before minority interest and the cumulative effect of a change in accounting principle for the three months ended March 31, 2003 and 2002 (in thousands).

                                                                              BANCORP        BFC
                                  BANK           LEVITT                        PARENT       HOLDING      ELIMINATION      SEGMENT
                               OPERATIONS     CORPORATION     RYAN BECK       COMPANY       COMPANY        ENTRIES         TOTAL
                              -----------     -----------     ---------      ---------      --------     -----------    -----------
2003
Interest income               $    66,928      $     228      $   4,347      $     453      $     98      $    (763)    $    71,291
Interest expense                  (27,770)          (241)          (725)        (3,644)         (285)           431         (32,234)
Provision for loan losses            (850)            --             --             --            --             --            (850)
Non-interest income                14,358         13,520         59,627            196           651            302          88,654
Non-interest expense              (35,234)        (8,138)       (60,500)          (456)         (738)            30        (105,036)
                              -----------      ---------      ---------      ---------      --------      ---------     -----------
Segment profits and
losses before taxes                17,432          5,369          2,749         (3,451)         (274)            --          21,825
(Provision) benefit
for income taxes                   (6,031)        (2,075)          (842)         1,207          (999)            --          (8,740)
                              -----------      ---------      ---------      ---------      --------      ---------     -----------
Segment net income (loss)     $    11,401      $   3,294      $   1,907      $  (2,244)     $ (1,273)     $      --     $    13,085
                              ===========      =========      =========      =========      ========      =========     ===========
Segment average assets        $ 4,688,894      $ 308,900      $ 210,991      $  87,939      $ 18,258      $ 195,206     $ 5,510,188
                              ===========      =========      =========      =========      ========      =========     ===========

2002
Interest income               $    67,102      $     414      $     698      $     311      $     76      $    (687)    $    67,914
Interest expense                  (31,843)            (2)          (328)        (3,323)         (281)           476         (35,301)
Provision for loan losses          (2,565)            --             --             --            --             --          (2,565)
Non-interest income                 9,354         12,054         13,598          2,683           311            211          38,211
Non-interest expense              (28,304)        (6,178)       (13,735)          (597)         (894)            --         (49,708)
                              -----------      ---------      ---------      ---------      --------      ---------     -----------
Segment profits and
losses before taxes                13,744          6,288            233           (926)         (788)            --          18,551
(Provision) benefit
for income taxes                   (4,803)        (2,201)           (82)           327           621             --          (6,138)
                              -----------      ---------      ---------      ---------      --------      ---------     -----------
Segment net income (loss)     $     8,941      $   4,087      $     151      $    (599)     $   (167)     $      --     $    12,413
                              ===========      =========      =========      =========      ========      =========     ===========
Segment average assets        $ 4,190,133      $ 205,698      $  99,374      $ 114,511      $ 24,499      $  67,590     $ 4,701,805
                              ===========      =========      =========      =========      ========      =========     ===========

The changes in the carrying amounts of goodwill for the three months ended March 31, 2003 were as follows:

                                                                                BANCORP
                                                    BANK                        PARENT
(IN THOUSANDS)                                   OPERATIONS      RYAN BECK      COMPANY        TOTAL
                                                 ----------      ---------     ---------     ----------
Balance as of December 31, 2002                  $   71,224      $   1,658     $   5,730     $   78,612
Adjustments:
Allowance for Community loan losses acquired           (734)            --            --           (734)
                                                 ----------      ---------     ---------     ----------
Balance as of March 31, 2003                     $   70,490      $   1,658     $   5,730     $   77,878
                                                 ==========      =========     =========     ==========

Bank Operations consists of three reportable segments. The table below is segment information for the three months ended March 31, 2003 and 2002 associated with the three Bank Operations reportable segments.

                                                              BANK OPERATIONS
                                        ------------------------------------------------------------
                                           BANK          COMMERCIAL       COMMUNITY
      (IN THOUSANDS)                    INVESTMENTS        BANKING         BANKING          TOTAL
                                        -----------      -----------      ---------      -----------
      2003
      Interest income                   $    35,192      $    25,234      $   6,502      $    66,928
      Interest expense and overhead         (24,919)         (13,767)        (3,817)         (42,503)
      Provision for loan losses                (373)          (1,231)           754             (850)
      Direct non-interest income                 60              901          2,428            3,389
                                        ===========      ===========      =========      ===========
      Segment profits and losses
       before taxes                           6,351            8,391          2,690           17,432
      Provision for income taxes             (2,197)          (2,903)          (931)          (6,031)
                                        -----------      -----------      ---------      -----------
      Segment net income                $     4,154      $     5,488      $   1,759      $    11,401
                                        ===========      ===========      =========      ===========
      Segment average assets            $ 2,511,393      $ 1,704,507      $ 472,994      $ 4,688,894
                                        ===========      ===========      =========      ===========
      2002
      Interest income                   $    37,675      $    23,931      $   5,496      $    67,102
      Interest expense and overhead         (26,885)         (13,978)        (3,216)         (44,079)
      Provision for loan losses                (200)          (2,215)          (150)          (2,565)
      Direct non-interest income        $       188              628          2,189            3,005
                                        ===========      ===========      =========      ===========
      Segment profits and losses
       before taxes                     $     8,232      $     5,783      $    (271)     $    13,744
      Provision for income taxes             (2,878)          (2,020)            95           (4,803)
                                        -----------      -----------      ---------      -----------
      Segment net income (loss)         $     5,354      $     3,763      $    (176)     $     8,941
                                        ===========      ===========      =========      ===========
      Segment average assets            $ 2,338,327      $ 1,514,704      $ 337,102      $ 4,190,133
                                        ===========      ===========      =========      ===========

The changes in the carrying amounts of goodwill for the three months ended March 31, 2003 were as follows:

                                                                            BANK OPERATIONS
                                                    ----------------------------------------------------------
                                                       BANK          COMMERCIAL      COMMUNITY
(IN THOUSANDS)                                      INVESTMENTS        BANKING        BANKING         TOTAL
                                                    -----------      ----------      ----------     ----------
Balance as of December 31, 2002                     $    34,322      $   35,977      $      925     $   71,224
Allowance for Community loan losses acquired                 --            (734)             --           (734)
                                                    -----------      ----------      ----------     ----------
Balance as of March 31, 2003                        $    34,322      $   35,243      $      925     $   70,490
                                                    ===========      ==========      ==========     ==========

10. TRANSITIONAL GOODWILL IMPAIRMENT EVALUATION

In connection with the transitional goodwill impairment evaluation required under FASB Statement 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of January 1,

2002, the date of adoption. The fair values of all reporting units, except for the Ryan Beck reportable segment, exceeded their respective carrying amounts at the adoption date. For the Ryan Beck reportable segment, a $15.1 million impairment loss (net of a $1.2 million tax benefit) was recorded effective as of January 1, 2002 as a cumulative effect of a change in accounting principle.

11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Financial instruments with off-balance sheet risk were:

                                                                   MARCH 31,      DECEMBER 31,
                                                                  ----------------------------
                                                                     2003              2002
                                                                  ----------------------------
                                                                          (IN THOUSANDS)
      Commitment to sell fixed rate residential loans             $      135        $       88
      Forward contract to purchase mortgage-backed securities         27,813            39,128
      Commitments to purchase other investment securities                 --               200
      Commitments to purchase variable rate residential loans        124,547           300,643
      Commitments to extend credit, including the undisbursed
       portion of loans in process                                 1,141,639         1,126,384
      Standby letters of credit                                       29,517            35,927
      Commercial lines of credit                                     160,149           209,708

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $19.2 million at March 31, 2003. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. These types of standby letters of credit had a maximum exposure of $10.3 million at March 31, 2003. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings.

12. ACQUISITIONS

On April 26, 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in GMS, a wholly-owned subsidiary of Gruntal ("the Gruntal transaction"). In July 2002, Ryan Beck established a retention plan for certain Gruntal financial consultants, key employees and others. Pursuant to the retention plan, the participants were granted a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $9.5 million, respectively, of which the entire service award and 50% of the retention award in forgivable notes in the aggregate of $5.7 million was paid in July 2002. The participants were given the choice to receive their remaining 50% of the retention award in forgivable notes in February 2003, or elect to receive an enhanced award based on production goals to be paid out in the form of forgivable notes in January 2004. In February 2003, $2.9 million of forgivable notes were issued to plan participants. Participants that would have been entitled to receive $1.3 million of forgivable notes elected to receive a potential enhanced award in January 2004. The award based on production goals can be no less than the amount they would have received in February 2003, assuming all participants remained employed through the retention award date. Each forgivable note will have a term of five years. A pro-rata portion of the principal amount of the note is forgiven each month over the five year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck.

On March 22, 2002, BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A., for $170.3 million in cash and immediately merged Community into BankAtlantic. The fair value of Community's assets acquired and liabilities assumed is included in the Company's statement of financial condition and Community's results of operations have been included in the Company's consolidated financial statements since March 22, 2002.

The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community (in thousands).

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
                                                           =========

Acquisition related charges and impairments during the three months ended March 31, 2002 include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002.

13. NEW ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company's consolidated financial statements. Our investments and advances to unconsolidated entities was $50.5 million at March 31, 2003. These entities were primarily real estate joint ventures. We believe that the majority of these entities will not be consolidated; however, we cannot give any assurances that this will be the case until we complete our evaluation. We expect to complete our evaluation by July 1, 2003, the deadline imposed by this interpretation.

In April 2003, the FASB issued Statement No. 149 ("Amendment of Statement 133 on Derivative Instruments and Hedging Activities".) This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new guidance amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments, and regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Management believes that this Statement will not have a material impact on the Company's financial statements.

14. EARNINGS PER SHARE

The Company has two classes of common stock outstanding. The two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

The following table shows the computation of earnings per share and reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2003 and 2002.


                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31
                                                                        ---------------------
(In thousands, except per share data)                                     2003         2002
                                                                        -------      --------
BASIC EARNINGS (LOSS) PER SHARE
Income before cumulative effect
  of a change in accounting principle                                   $ 1,900      $ 14,455
Basic weighted average number of common shares outstanding                7,985         8,004
                                                                        -------      --------
Basic earnings per share before cumulative
  effect of a change in accounting principle                            $  0.24      $   1.81
                                                                        =======      ========

Cumulative effect of a change in accounting principle, net of taxes     $    --      $(15,107)
Basic weighted average number of common shares outstanding                7,985         8,004
                                                                        -------      --------
Basic loss per share from cumulative effect
  of a change in accounting principle                                   $    --      $  (1.89)
                                                                        =======      ========

Net income (loss)                                                       $ 1,900      $   (652)
Basic weighted average number of common shares outstanding                7,985         8,004
                                                                        -------      --------
BASIC EARNINGS (LOSS) PER SHARE                                         $  0.24      $  (0.08)
                                                                        =======      ========

DILUTED EARNINGS (LOSS) PER SHARE
Income before cumulative effect
  of a change in accounting principle                                   $ 1,900      $ 14,455
Dilution from securities issuable by a subsidiary                          (136)         (281)
                                                                        -------      --------
Income available after assumed dilution                                 $ 1,764      $ 14,174
                                                                        -------      --------
Basic weighted average shares outstanding                                 7,985         8,004
Common stock equivalents resulting from stock-based compensation            804           935
                                                                        -------      --------
Diluted weighted average shares outstanding                               8,789         8,939
                                                                        -------      --------
Diluted earnings per share before cumulative effect
  of a change in accounting principle                                   $  0.20      $   1.59
                                                                        =======      ========

Cumulative effect of a change in accounting principle, net of taxes     $    --      $(15,107)
Dilution from securities issuable by a subsidiary                            --           375
                                                                        -------      --------
Cumulative effect of a change in accounting principle, net
  of taxes after assumed dilution                                       $    --      $(14,732)
Diluted weighted average shares outstanding                               8,789         8,939
                                                                        -------      --------
Diluted loss per share from cumulative effect
  of a change in accounting principle                                   $    --      $  (1.65)
                                                                        =======      ========

Net income (loss) available after assumed dilution                      $ 1,764      $   (558)
Diluted weighted average shares outstanding                               8,789         8,939
                                                                        -------      --------
DILUTED EARNINGS (LOSS) PER SHARE                                       $  0.20      $  (0.06)
                                                                        =======      ========

15. RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2003.

                   BFC Financial Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

GENERAL

BFC Financial Corporation and its subsidiaries, identified herein as the "Company" and "BFC", is a unitary savings bank holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("BankAtlantic Bancorp" or "Bancorp"). BankAtlantic Bancorp is a diversified financial services holding company. BankAtlantic Bancorp's principal assets include the capital stock of BankAtlantic an its subsidiaries ("BankAtlantic"), a federal savings bank headquartered in Fort Lauderdale, Florida, Levitt Corporation and its subsidiaries ("Levitt"), a real estate development company and Ryan Beck & Co., Inc. and its subsidiaries ("Ryan Beck"), a brokerage and investment banking firm. The Company's primary asset is the capital stock of BankAtlantic Bancorp and its primary activities currently relate to the operations of BankAtlantic Bancorp.

At March 31, 2003, the Company's ownership of BankAtlantic Bancorp was as follows:

                                          SHARES       PERCENT
                                          OWNED         OWNED
                                       ----------      -------
              Class A Common Stock      8,296,891        15.5%
              Class B Common Stock      4,876,124       100.0%
              Total                    13,173,015        22.6%

At March 31, 2003, the shares of BankAtlantic Bancorp Class A Common Stock and BankAtlantic Bancorp Class B Common Stock owned by the Company represented approximately 55.2% of the voting power of all outstanding shares of BankAtlantic Bancorp's Common Stock. Because BFC controls greater than 50% of the vote of BankAtlantic Bancorp is consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of Bancorp's net income recognized by the Company.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report and in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BFC Financial Corporation ("the Company", "BFC", or "Registrant" which may be referred to as "we", "us" or "our") and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, the risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses and the related sufficiency of the allowance for loan losses; the effects of, and changes in, trade, monetary and fiscal policies and laws, including but not limited to interest rate policies of the Board of Governors of the Federal Reserve System; adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on our activities; the valuation of our debt and equity securities and our ability to liquidate these securities; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; BankAtlantic's seven-day banking initiative and other growth initiatives which may not produce results which justify their costs; the impact of changes in accounting policies by the Securities and Exchange Commission; the impact of periodic testing of goodwill and other intangible assets for impairment; the potential consolidation of variable interest entities, if any, and with respect to the operations of Levitt: the market for real estate generally and in the areas where Levitt has developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company's success at managing the risks involved in the foregoing. Further, this report contains forward-looking statements with respect to the proposed spin-off of Levitt which is subject to a number of risks and uncertainties that are subject to change based on factors including that the conditions relating to regulatory approval and the tax-free nature of the spin-off may not be met, that business, economic, or market conditions may make the spin-off less advantageous, that Levitt will not be successful as a separate publicly-traded company, that Levitt will not have additional access to capital or debt markets or that such markets may prove to be more expensive than currently available, and that BankAtlantic Bancorp's Board of Directors may in the future conclude that it is not in the best interest of BankAtlantic Bancorp or its shareholders to pursue the spin-off. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed herein and in reports filed by the Company with the Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing factors are not exclusive.

CRITICAL ACCOUNTING POLICIES

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, evaluation of goodwill for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair market value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, the valuation of derivatives, the valuation of securities available for sale and the valuation of real estate held for development and equity method investments. The six accounting policies that we have identified as critical accounting policies are:
(i) allowance for loan and lease losses, (ii) valuation of securities and derivative instruments, (iii) impairment of goodwill and other intangible assets, (iv) impairment of long-lived assets; (v) real estate held for development and sale and equity method investments and (vi) accounting for business combinations.

For a more detailed discussion on these critical accounting policies see "Critical Accounting Policies" appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

CONSOLIDATED RESULTS OF OPERATIONS

                                                                              FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                              ---------------------
        (IN THOUSANDS)                                                          2003         2002
                                                                              --------     --------
        Net interest income                                                   $ 39,057     $ 32,613
        Provision for loan losses                                                  850        2,565
        Securities activities                                                      774        3,039
        Other non-interest income                                               87,880       35,172
        Non-interest expense                                                   105,036       49,708
                                                                              --------     --------
        Income before income taxes, minority interest and
         cumulative effect of a change in accounting principle                  21,825       18,551
        Provision for income taxes                                               8,740        6,138
        Minority interest in income of consolidated subsidiaries                11,185       (2,042)
                                                                              --------     --------
        Income before cumulative effect of a change in
         accounting principle                                                    1,900       14,455
        Cumulative effect of a change in accounting principle, net of tax           --      (15,107)
                                                                              --------     --------
        Net income (loss)                                                     $  1,900     $   (652)
                                                                              ========     ========

FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE SAME 2002 PERIOD:

Income before income taxes, minority interest and cumulative effect of a change in accounting principle increased by 18% from 2002. The increased earnings primarily resulted from a significant improvement in net interest income, a decline in our provision for loan losses, a substantial increase in service charges on deposits, and higher earnings associated with Ryan Beck. The above improvements in earnings were partially offset by lower earnings from Levitt's real estate operations and reduced gains from securities activities.

Net interest income increased by 20% from 2002. The improvement in net interest income primarily resulted from earning asset growth associated with the Community acquisition and the origination and purchase of real estate loans as well as a large increase in net interest income from Ryan Beck's securities owned trading activities. The increase in trading securities activities primarily resulted from the April 2002 Gruntal transaction.

The provision for loan losses declined by 67% from 2002. The decrease reflects a $2.1 million recovery on a syndication loan that was charged off during March 2002 and a change in BankAtlantic loan mix from indirect consumer loans, syndication commercial business loans and lease financings to a loan portfolio predominately collateralized by real estate. Real estate loans have lower historical loss experiences than the loan products emphasized in prior periods.

Gains on securities activities during the 2003 quarter resulted from a liquidating dividend associated with an investment that BankAtlantic Bancorp and BFC had in equity securities. Gains on securities activities during the 2002 quarter primarily resulted from sales of BankAtlantic Bancorp owned equity securities.

Other non-interest income increased by 151% from 2002. The increase primarily resulted from a substantial increase in income from Ryan Beck as well as a significant increase in service charges from bank operations. The substantial increase in brokerage and investment banking income and other income resulted from the Gruntal transaction, which added approximately 500 financial consultants to Ryan Beck's approximately 100 consultants. The increase in service charges on deposits primarily resulted from an increase in checking accounts primarily attributed to BankAtlantic's new checking products and BankAtlantic's seven-day branch banking initiative. In addition, revenues from real estate activities increased by 15% from 2002. The enhanced revenues from real estate operations reflect an increase in the number of homes sold at Levitt and Sons as well as an increase in the average home sales price during the 2003 quarter compared to the same 2002 period. Also included in real estate revenues was $330,000 of equity in earnings from a joint venture acquired in connection with the Community acquisition.

Non-interest expense increased by 111% from 2002. The increase primarily resulted from higher non-interest expenses associated with the Gruntal transaction, the Community acquisition, implementation of seven-day banking and growth in our real estate operations. Ryan Beck's non-interest expense increased from $13.7 million during 2002 to $60.5 million during 2003 primarily as a result of the Gruntal transaction. Bank operations non-interest expense increased from $28.3 million to $35.2 million primarily relating to the Community acquisition and the seven-day banking initiative. Levitt's non-interest expense increased from $6.2 million to $8.1 million due to the development of various new projects. The increase in non-interest expenses was partially offset by $1.1 million of acquisition related charges associated with BankAtlantic's acquisition of Community Savings Bankshares in March 2002.

Upon the implementation of FASB Statement 142, BankAtlantic Bancorp performed the required goodwill impairment test as of January 1, 2002 and concluded that the goodwill assigned to the Ryan Beck reportable segment was impaired. As a consequence, the Company recorded a $15.1 million impairment loss (net of tax) effective as of January 1, 2002 as a cumulative effect of a change in accounting principle.

Minority interest in income (loss) of consolidated subsidiaries in 2003 was approximately $11.2 million as compared to a loss of approximately $2.0 million in 2002. The 2003 income to the minority holders resulted from an increase in earnings from BankAtlantic Bancorp of $14.4 million as compared to a net loss of approximately $2.5 million during the 2002 period. Minority interest in BankAtlantic Bancorp was approximately 77.4% in 2003 and 2002.

BANK OPERATIONS RESULTS OF OPERATIONS

NET INTEREST INCOME

                                                                   AVERAGE BALANCE SHEET - YIELD / RATE ANALYSIS
                                                                              FOR THE THREE MONTHS ENDED
                                                 --------------------------------------------------------------------------------
                                                            MARCH 31, 2003                              MARCH 31, 2002
                                                 ------------------------------------        ------------------------------------
                                                   AVERAGE      REVENUE/       YIELD/          AVERAGE      REVENUE/       YIELD/
           (In thousands)                          BALANCE      EXPENSE        RATE            BALANCE      EXPENSE         RATE
                                                 ----------     --------      ------         ----------     --------      -------
Loans:
  Residential real estate                        $1,559,553      21,586          5.5%        $1,091,653     $18,021         6.60%
  Commercial real estate                          1,530,402      22,866         5.98          1,305,903      20,531         6.29
  Consumer                                          296,675       3,467         4.67            218,130       3,231         5.92
  International                                          --          --           --              1,236          20         6.47
  Lease financing                                    29,962         834        11.13             52,871       1,591        12.04
  Commercial business                               100,753       1,450         5.76            109,407       1,625         5.94
  Small business                                    164,151       3,037         7.40            109,268       2,266         8.30
                                                 ----------      ------       ------         ----------     -------        -----
               Total loans                        3,681,496      53,240         5.78          2,888,468      47,285         6.55
                                                 ----------      ------       ------         ----------     -------        -----
 Investments                                        953,326      13,688         5.74          1,250,833      19,817         6.34
                                                 ----------      ------       ------         ----------     -------        -----
 Total interest earning assets                    4,634,822      66,928         5.78%         4,139,301      67,102         6.48%
                                                                 ------       ------                        -------        -----
 Goodwill and core deposit intangibles               84,754                                      18,427
 Other non-interest earning assets                  261,961                                     177,273
                                                 ----------                                  ----------
 Total Assets                                    $4,981,537                                  $4,335,001
                                                 ==========                                  ==========
Deposits:
  Savings                                        $  171,298         316         0.75%        $  106,984     $   269         1.02%
  NOW, money funds and checking                   1,235,104       3,194         1.05            873,464       3,318         1.54
  Certificate accounts                              966,869       7,659         3.21          1,124,904      11,739         4.23
                                                 ----------      ------       ------         ----------     -------        -----
               Total deposits                     2,373,271      11,169         1.91          2,105,352      15,326         2.95
                                                 ----------      ------       ------         ----------     -------        -----
 Short-term borrowed funds                          285,716         837         1.19            361,768       1,581         1.77
 Advances from FHLB                               1,284,983      15,316         4.83          1,086,675      14,920         5.57
 Long-term debt                                      35,411         448         5.12              1,588          16         4.09
                                                 ----------      ------       ------         ----------     -------        -----
 Total interest bearing liabilities               3,979,381      27,770         2.83          3,555,383      31,843         3.63
 Non-interest bearing deposits                      478,355                                     318,795
 Non-interest bearing other liabilities              63,538                                      88,680
                                                 ----------                                  ----------
 Total Liabilities                                4,521,274                                   3,962,858
 BankAtlantic stockholder's equity                  460,263                                     372,143
                                                 ----------                                  ----------
 Total liabilities and BankAtlantic
  stockholder's equity                           $4,981,537                                  $4,335,001
                                                 ==========                                  ==========
 Net interest income/ net interest spread                       $39,158         2.95%                       $35,259         2.85%
                                                                =======       ======                        =======       ======
 MARGIN
 Interest income/interest earning assets                                        5.78%                                       6.48%
 Interest expense/interest earning assets                                       2.43                                        3.12
                                                                              ------                                      ------
 Net interest margin                                                            3.35%                                       3.36%
                                                                              ======                                      ======

FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE SAME 2002 PERIOD:

The substantial improvement in net interest income primarily resulted from significant asset growth and lower rates on interest bearing liabilities.

The growth in earning assets primarily resulted from the Community acquisition as well as the purchase and origination of commercial real estate, residential and home equity loans. BankAtlantic acquired $709 million of earning assets in connection with the Community acquisition. During the three months ended March 31, 2003, BankAtlantic purchased $675 million of residential loans and originated $256 million of loans compared to residential loan purchases of $220 million and loan originations of $224 million during the same 2002 period. The above increases in earning assets were partially offset by accelerated repayments of residential loans due to declining mortgage rates during the period and lower average balances related to several discontinued or curtailed lines of business, including BankAtlantic lease finance business, indirect consumer loans, syndication loans, international loans to correspondent banks and small business loans originated under policies in place prior to January 1, 2000.

The decline in interest income on investments resulted from lower average balances and yields. The decrease in average balances was attributed to the historically low interest rates throughout 2002 and the first quarter of 2003 which resulted in accelerated repayments of mortgage-backed securities. The significant decline in average yields was due to the downward re-pricing of floating rate securities and the purchase of securities at lower rates than the existing portfolio. The reduced interest income from investments was partially offset by an increase in tax certificate interest income.

The substantial reduction in BankAtlantic deposit interest expense was attributed to a significant reduction in average deposit rates, partially offset by an increase in average interest bearing deposits. The decline in average deposit rates primarily resulted from historically low interest rates throughout the period and a change in BankAtlantic's deposit mix from higher rate certificate of deposit accounts to low cost deposits and insured money fund accounts. Low cost deposits are checking and savings accounts. Low cost deposits increased from $894.6 million at March 31, 2002 to $1,143 million at March 31, 2003, while certificate of deposit accounts declined from $1,384 million at March 31, 2002 to $920.4 million at March 31, 2003. Additionally, non-interest bearing checking accounts included in low cost deposits grew from $393.0 million at March 31, 2002 to $516.4 million at March 31, 2003. Insured money fund accounts increased from $772.9 million at March 31, 2002 to $820.2 million at March 31, 2003. BankAtlantic's growth in checking and saving accounts resulted from BankAtlantic's seven-day banking and totally free checking initiatives. BankAtlantic opened 37,000 new checking and savings accounts during the 2003 quarter compared to 17,000 new accounts during the same 2002 period.

Interest expense on short-term borrowings was substantially lower during 2003. The significant decline in short term borrowings interest expense reflected lower average short-term interest rates and a decline in average short term borrowings. The lower average balances were linked to higher average deposit and FHLB advance balances. The lower rates on short term borrowings resulted from the historically low interest rate environment during 2003.

Interest expense on long-term debt for the 2003 quarter represents interest expense associated with mortgage-backed bonds acquired in connection with the Community acquisition and interest expense associated with $22 million of subordinated debentures issued by BankAtlantic Bancorp in November 2002. Interest expense on long-term debt for the 2002 quarter represents interest expense associated with the mortgage-backed bonds.

BANKATLANTIC PROVISION FOR LOAN LOSSES

                                                          FOR THREE MONTHS ENDED
                                                          ---------------------
                                                                 MARCH 31,
                                                          ---------------------
                                                            2003          2002
                                                          --------     --------
         BALANCE, BEGINNING OF PERIOD                       48,022     $ 44,585
         CHARGE-OFFS:
             Syndication loans                                  --       (8,000)
             Small business                                   (620)        (931)
             Lease financing                                (2,453)      (2,213)
             Consumer loans - direct                          (235)        (412)
             Consumer loan - indirect                         (170)        (437)
             Residential real estate loans                    (114)        (139)
                                                          --------     --------
         TOTAL CHARGE-OFFS                                  (3,592)     (12,132)
                                                          --------     --------
         RECOVERIES:
             Syndication loans                               2,127          683
             Commercial business loans                          28           18
             Commercial real estate loans                        1           14
             Small business                                    833          391
             Lease financing                                   639          935
             Consumer loans - direct                           176          117
             Consumer loans - indirect                         288          461
             Residential real estate loans                      57            3
                                                          --------     --------
         TOTAL RECOVERIES                                    4,149        2,622
                                                          --------     --------
         NET RECOVERIES (CHARGE-OFFS)                          557       (9,510)
         Provision for loan losses                             850        2,565
         Adjustments to the allowance for loan losses
           acquired                                           (734)          --
         Allowance for loan losses acquired                     --       11,287
                                                          --------     --------
         BALANCE, END OF PERIOD                           $ 48,695     $ 48,927
                                                          ========     ========

During the first quarter of 2003, recoveries on previously charged off loans exceeded BankAtlantic gross charge-offs by $557,000. BankAtlantic recovered $2.1 million during the first quarter of 2003 from the settlement of a syndication loan that was charged down by $8.0 million during the first quarter of 2002. During the 2002 period $683,000 was recovered from another syndication loan that was charged-off in a prior period. The remaining net recoveries during the 2003 period resulted primarily from lower net charge-offs associated with discontinued lines of business (BankAtlantic's former small business indirect consumer and syndication lending programs), partially offset by lease financing charge-offs. The lease financing charge-offs primarily related to loans in the aviation industry. The provision for loan losses was increased during 2003 by additional reserves established for leases in the hospitality industry as a result of deteriorating occupancy rates and debt service ratios compared to previous periods.

The allowance for loan losses was 1.24% and 1.38% of total loans at March 31, 2003 and 2002, respectively. The decline in the ratio resulted from a significant increase in loans receivable at March 31, 2003 compared to the same 2002 period. The loan growth primarily resulted from the purchase of $675 million of residential loans during the 2003 quarter. BankAtlantic's historical loss experience in its residential loan portfolio has been approximately 0.10%.

Allowance for loan losses acquired and adjustments to the allowance for loan losses acquired represents the loan loss allowance acquired in connection with the Community acquisition.

At the indicated dates, BankAtlantic 's non-performing assets and potential problem loans were (in thousands):

                                                    MARCH 31,   DECEMBER 31,
                                                      2003          2002
                                                    ---------   ------------
         NONPERFORMING ASSETS
         NON-ACCRUAL:
         Tax certificates                           $  1,147      $  1,419
         Loans and leases                             13,747        18,918
                                                    --------      --------
          Total non-accrual                           14,894        20,337
                                                    --------      --------
         REPOSSESSED ASSETS:
         Real estate owned, net of allowance           9,045         9,607
         Vehicles and equipment                          513             4
                                                    --------      --------
          Total repossessed assets                     9,558         9,611
                                                    --------      --------
          Total non-performing assets                 24,452        29,948
          Specific valuation allowances                  (48)       (1,386)
                                                    --------      --------
         Total non-performing assets, net           $ 24,404      $ 28,562
                                                    ========      ========
         ALLOWANCES
          Allowance for loan losses                 $ 48,695      $ 48,927
          Allowance for tax certificate losses         2,205         1,865
                                                    --------      --------
         Total Allowances                           $ 50,900      $ 50,792
                                                    --------      --------

         POTENTIAL PROBLEM LOANS
         Contractually past due 90 days or more     $     --      $    100
         Restructured loans                            1,628         1,882
         Delinquent residential loans purchased        1,311         1,464
                                                    --------      --------
         Total Potential Problem Loans              $  2,939      $  3,446
                                                    ========      ========

Non-performing assets continued to decline during 2003. Non-performing assets represented 0.60% of total loans, tax certificates and repossessed assets at March 31, 2003 compared to 0.83% at December 31, 2002. The improvement in the ratio reflects a significant increase in total loans due to loan purchases as well as a decline in non-accrual loans. The decline in non-accrual loans reflects a $2.1 million charge-off of a lease in the aviation industry, and the payoff of a $1.3 million aviation lease that was a non-accrual lease at December 31, 2002. Additionally, non-accrual residential loans declined from $12.8 million at December 31, 2002 to $11.2 million at March 31, 2003.

The decline in repossessed assets was primarily due to a $750,000 write down of an REO property based on a reassessment of the property during the quarter. The reduction in repossessed assets was partially offset by aircraft repossessions associated with the charge-off of the non-accrual loan mentioned above.

The decline in potential problem loans was due to repayment of loans that were previously categorized as potential problem loans.

NON-INTEREST INCOME

                                                          FOR THREE MONTHS
                                                           ENDED MARCH 31,
         BANKING OPERATIONS                           ----------------------
         (IN THOUSANDS)                                  2003          2002        CHANGE
                                                      ---------      --------     --------
         Other service charges and fees               $   3,918      $  3,105     $    813
         Service charges on deposits                      8,558         4,863        3,695
         Income from real estate joint venture              330            --          330
         Securities activities                              (20)           21          (41)
         Other                                            1,572         1,365          207
                                                      ---------      --------     --------
             Non-interest income                      $  14,358      $  9,354     $  5,004
                                                      =========      ========     ========

The increase in other service charges and fees during the 2003 first quarter compared to the same 2002 period primarily resulted from higher check card and ATM fees. Check card fees increased by 218% and ATM fees increased by 10%. This additional fee income was linked to a significant increase in transaction accounts associated with BankAtlantic's new checking account products and BankAtlantic's seven-day banking initiative. Since January 1, 2002, BankAtlantic has opened in excess of 136,000 new checking and savings accounts. The increase in ATM fees was partially offset by the removal of certain ATM machines from retail outlets, gas stations and convenience stores during the second quarter of 2002. Aggregate loan and late fee income remained at 2002 levels. While loan fees were higher during 2003 because of an increase in commercial loan prepayment penalties assessed to borrowers refinancing commercial loans in response to historically low interest rates, this increase was offset by lower late fee income attributed to lower collections of late fees assessed in BankAtlantic's consumer and leasing portfolios in proportion to declines in the outstanding balances in the portfolios.

Service charges on deposits increased by 76% during 2003 compared to the same 2002 period. The increase in service charges primarily resulted from overdraft fees from transaction accounts, fees associated with the accounts acquired in connection with the Community acquisition, and from higher fees associated with checking account services. The above increases were partially offset by lower monthly checking account fee income. Overdraft fee income increased by 116% as a result of a substantial increase in checking accounts attributed to BankAtlantic's totally free checking products and its seven-day branch banking initiative. Additionally, the significant growth in checking accounts resulted in additional income from check printing charges and checking account related services. Monthly checking account fee income declined by 24% as BankAtlantic discontinues the promotion of fee-based products.

Income from real estate joint venture was the equity in earnings from a real estate joint venture acquired in connection with the Community acquisition.

Securities activities during the three months ended March 31, 2003 and 2002 consists of unrealized losses and gains on derivative instruments.

Other income during the 2003 quarter was favorably impacted by the expansion of a branch brokerage business unit during the fourth quarter of 2002, which earned $370,000 in commissions during the 2003 quarter compared to $18,000 during the same 2002 period.

NON-INTEREST EXPENSE

                                                            FOR THREE MONTHS
                                                             ENDED MARCH 31,
         BANKING OPERATIONS                              -----------------------
         (IN THOUSANDS)                                     2003          2002         CHANGE
                                                         ---------     ---------     ---------
         Employee compensation and benefits              $  19,039     $  14,077     $   4,962
         Occupancy and equipment                             6,636         6,471           165
         Advertising and promotion                           1,411         1,013           398
         Amortization of intangible assets                     454            --           454
         Acquisition related charges and impairments            --         1,074        (1,074)
         Professional fees                                   1,006           580           426
         Other                                               6,688         5,089         1,599
                                                         ---------     ---------     ---------
           Non-interest expense                          $  35,234     $  28,304     $   6,930
                                                         =========     =========     =========

Compensation and benefits expense increased by 35% from the comparable 2002 quarter. The increase in compensation expenses during the 2003 quarter compared to 2002 was the result of the implementation of seven-day banking on April 1, 2002 and the addition of 172 employees following the Community acquisition on March 22, 2002. Total full-time equivalent employees increased from 873 at December 31, 2001 to 1,244 at March 31, 2003, an increase of 42%. Bonus and incentive compensation rose by $1.3 million primarily due to the implementation of a profit sharing plan on January 1, 2003. Additionally, BankAtlantic Bancorp recorded approximately $450,000 of additional pension expense associated with a defined benefit plan that was frozen in December 1998.

Occupancy and equipment expenses remained at 2002 levels. Higher occupancy and equipment expenses associated with the Community acquisition were offset by a reduction in data processing costs. The reduced data processing costs resulted from the renewal of a contract with significantly lower rates than the contract that existed during the 2002 period.

Advertising expenses during the 2003 and 2002 quarters reflected marketing initiatives to promote BankAtlantic's new checking account products and BankAtlantic's seven-day banking initiative.

The higher professional fees were associated with legal fees incurred in connection witha lawsuit filed against BankAtlantic in October 2002 relating to its "Florida's Most Convenient Bank" initiative.

Amortization of intangible assets during the three months ended March 31, 2003 consisted of the amortization of core deposit intangible assets acquired in connection with the Community acquisition. The core deposit intangible assets are being amortized over an estimated life of seven years.

Acquisition related charges and impairments during the three months ended March 31, 2002 include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002.

The increase in other expenses during the three months ended March 31, 2003 compared to the same 2002 period primarily resulted from a $750,000 write-down of an REO property. This write-down resulted from a reassessment of a residential construction real estate property that was transferred to real estate owned during the second quarter of 2002. The remaining increase in other expenses resulted from additional check losses attributed to BankAtlantic's totally free checking campaign as well as higher general operating expenses associated with the Community acquisition.

LEVITT CORPORATION AND SUBSIDIARIES RESULTS OF OPERATIONS

                                                       FOR THREE MONTHS
                                                        ENDED MARCH 31,
                                                    ----------------------
         (IN THOUSANDS)                               2003          2002         CHANGE
                                                    --------      --------      -------
         NET INTEREST INCOME:
         Interest on loans and investments          $    228      $    414      $  (186)
         Interest on notes and bonds payable          (2,147)       (1,404)        (743)
         Capitalized interest                          1,906         1,402          504
                                                    --------      --------      -------
         NET INTEREST INCOME (EXPENSE)                   (13)          412         (425)
                                                    --------      --------      -------
         NON-INTEREST INCOME:
         Net revenues from sales of real estate       13,128        11,691        1,437
         Income from unconsolidated subsidiary          (134)           --         (134)
         Other                                           526           363          163
                                                    --------      --------      -------
          Non-interest income                         13,520        12,054        1,466
                                                    --------      --------      -------
         NON-INTEREST EXPENSE:
         Employee compensation and benefits            3,682         2,620        1,062
         Advertising and promotion                       969           748          221
         Selling, general and administrative           2,609         1,774          835
         Professional fees                                97            77           20
         Other                                           781           959         (178)
                                                    --------      --------      -------
          Non-interest expense                         8,138         6,178        1,960
                                                    --------      --------      -------
         Income before income taxes                 $  5,369      $  6,288      $  (919)
                                                    ========      ========      =======

                                                       AT OR FOR THE QUARTER ENDED MARCH 31,
                                                     ---------------------------------------
                                                          2003                      2002
                                                     --------------            -------------
              LEVITT AND SONS AND JOINT VENTURES
              Backlog of homes                                1,216                      707
              Homes delivered and titled                        162                      206
              Lot inventory                                   4,944                    4,635
              Average sale price of homes                  $232,000                 $215,000
              Homes sales contracted                 $106.6 million            $42.3 million
              Homes sales contracted units                      493                      189

              CORE
              Inventory in acres                              4,592                    3,881
              Inventory sold in acres                           136                      265

FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE SAME 2002 PERIOD:

Income before income taxes decreased 15%, to $5.4 million for the three months ended March 31, 2003 from $6.3 million for the same 2002 period. This decrease primarily resulted from increases in non-interest expense of $2.0 million as well as decreases in net interest income of $425,000. These increases in expenses and reduction in net interest income were partially offset by an increase in revenues from the sales of real estate and joint venture activities of $1.4 million.

The decline in net interest income of $425,000 was primarily associated with a decrease in interest income on loans and investments resulting from lower average balances and yields and higher interest expense, net. Interest on notes and bonds payable totaled $2.2 million and $1.4 million for the 2003 period and 2002 period, respectively. The increase in interest expense was primarily due to increases in borrowings resulting from several new real estate development projects. Capitalized interest totaled $1.9 million and $1.4 million for the 2003 period and 2002 period, respectively. At the time of home closings and land sales, capitalized interest is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2003 and 2002 included previously capitalized interest of approximately $ 1.2 million and $ 1.1 million, respectively.

Gains on sales of real estate developed for sale and joint venture activities represented the net profits on sales of real estate by Levitt and Sons, Core Communities and Levitt Commercial, as well as equity from earnings in real estate joint venture activities. Levitt and Sons net gains from home sales increased 62% to $8.5 million for the quarter ended March 31, 2003 from $5.3 million for the same 2002 period. This increase was attributable to increased deliveries of homes and increases in the average selling price of homes. During the 2003 period, 162 homes closed as compared to 137 homes closed during the 2002 period. The average selling price during the 2003 period was approximately $232,000, increasing 8% from $215,000 in 2002. During the three months ended March 31, 2003, Core Communities' net gains on land sales were $4.7 million as compared to $5.9 million in 2002. During 2003, 136 acres were sold compared to 265 acres sold in 2002. The decline in Core Communities' revenues and acreage sold was due to the sale of a large commercial tract of land during the 2002 quarter. During the quarter ended March 31, 2003, Levitt Commercial commenced the selling of its flex warehouse units and reported a gross profit on the sales of its inventory of approximately $547,000. Equity earnings (loss) from real estate joint venture activities resulted in a loss of $313,000 during 2003 and income of $899,000 during the 2002 period. This decrease in earnings from Levitt's real estate joint venture activities primarily resulted from declines in home deliveries by a joint venture because the joint venture project was nearing sell-out in 2002. Included in net revenues from sales of real estate during the 2003 and 2002 periods is Levitt's amortization of interest previously capitalized of $269,000 and $507,000, respectively.

In April 2002, Levitt acquired 35% of Bluegreen Corporation's common stock. Levitt's investment in Bluegreen Corporation is accounted for under the equity method. Levitt's loss from unconsolidated real estate subsidiary represents Levitt's ownership interest in the earnings of Bluegreen Corporation. While Levitt's share of Bluegreen's reported net income was $745,000 during the first quarter, the loss recognized by Levitt with respect to its investment resulted from purchase accounting adjustments associated with Bluegreen's retained interests in notes receivable sold unrealized gains at the acquisition date.

The increase in non-interest expense during the 2003 period as compared to the same 2002 period resulted from an increase in employee compensation and benefits, advertising and selling, general and administrative. The increase in employee compensation and benefits was primarily associated with an increase in personnel resulting from the addition of several new development projects in central and southeast Florida. Levitt's number of full time employees increased to 250 at March 31, 2003 from 206 at March 31, 2002. These new projects and an increase in home deliveries resulted in an increase in selling, general and administrative expenses.

RYAN BECK & CO. AND SUBSIDIARIES RESULTS OF OPERATIONS

                                                 FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                                ----------------------
         (IN THOUSANDS)                           2003          2002          CHANGE
                                                --------      --------      --------
         NET INTEREST INCOME:
         Interest on trading securities         $  4,347      $    698      $  3,649
         Interest expense                           (725)         (328)         (397)
                                                --------      --------      --------
         NET INTEREST INCOME                       3,622           370         3,252
                                                --------      --------      --------
         NON-INTEREST INCOME:
         Principal transactions                   30,041         7,507        22,534
         Investment banking                        8,513         2,919         5,594
         Commissions                              19,889         3,032        16,857
         Other                                     1,184           140         1,044
                                                --------      --------      --------
          Non-interest income                     59,627        13,598        46,029
                                                --------      --------      --------
         NON-INTEREST EXPENSE:
         Employee compensation and benefits       44,289         9,714        34,575
         Occupancy and equipment                   3,371           823         2,548
         Advertising and promotion                 1,351           449           902
         Professional fees                         2,355           539         1,816
         Communications                            4,265           914         3,351
         Floor broker and clearing fees            2,402           849         1,553
         Other                                     2,467           447         2,020
                                                --------      --------      --------
          Non-interest expense                    60,500        13,735        46,765
                                                --------      --------      --------
         Income before income taxes             $  2,749      $    233      $  2,516
                                                ========      ========      ========

The increased pre-tax income primarily resulted from the Gruntal transaction which occurred in April 2002. Each line item was impacted by this transaction, resulting in significant differences between 2003 and 2002.

Net interest income increased by 879% from 2002. The increase in net interest income primarily resulted from expansion of municipal, corporate and government bond trading and the associated spread between the interest on the bonds and the financing costs incurred. Also included in interest income was Ryan Beck's participation in interest income associated with approximately $275 million of customer margin debit balances and fees earned in connection with approximately $1.5 billion in customer money market balances. This increase in net interest income was partially offset by interest expense associated with the increased level of borrowings by Ryan Beck from its clearing agent as a result of a higher volume of trading activity.

Principal transaction revenue increased by 300% from 2002. The increase in principal transaction revenue was primarily the result of additional financial consultants and trading personnel hired in connection with the Gruntal transaction. This increase was offset by mark to market losses on mutual funds associated with a deferred compensation plan acquired in connection with the Gruntal transaction, as well as markdowns of approximately $2.9 million on certain securities held by Ryan Beck's subsidiary, The GMS Group, LLC.

Investment banking revenue increased by 192% from 2002. The increase was mainly attributable to a second step mutual to stock conversion and best efforts offering of approximately $410 million of capital raised for one of Ryan Beck's financial institution group clients.

Commission revenue increased by 556% from 2002. The increase is mainly attributable to the additional financial consultants hired in connection with the Gruntal transaction.

The increase in employee compensation and benefits of 356% from 2002 is primarily due to the additional personnel hired in connection with the Gruntal transaction.

Occupancy and rent expenses increased by 310% from 2002. This increase is primarily due to the additional offices acquired from the Gruntal transaction as well as the opening of two offices during the first quarter of 2003.

The higher professional fees primarily resulted from a significant increase in legal costs associated with third party litigation involving Gruntal which has been asserted against Ryan Beck..

The increase in advertising, communications, floor broker and clearing fees and other expenses from 2002 relates primarily to increased commission revenue and principal transactions revenue associated with the additional financial consultants.

BANKATLANTIC BANCORP PARENT COMPANY RESULTS OF OPERATIONS

                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  --------------------
         (IN THOUSANDS)                                             2003         2002        CHANGE
                                                                  -------      -------      -------
         NET INTEREST INCOME:
         Interest and fees on loans and leases                    $   416      $    98      $   318
         Interest on short term investments                            37          213         (176)
         Interest on subordinated debentures, notes payable
          and guaranteed preferred interests in
          BankAtlantic Bancorp Junior Subordinated Debentures      (3,644)      (3,323)        (321)
                                                                  -------      -------      -------
         NET INTEREST EXPENSE                                      (3,191)      (3,012)        (179)
                                                                  -------      -------      -------
         NON-INTEREST INCOME:
         (Losses) gains on joint venture activities                    (2)          75          (77)
         Income from unconsolidated real estate subsidiary            253           --          253
         Securities activities                                        404        3,018       (2,614)
                                                                  -------      -------      -------
          Non-interest income                                         655        3,093       (2,438)
                                                                  -------      -------      -------
         NON-INTEREST EXPENSE:
         Investment banking expense                                   459          410           49
         Employee compensation and benefits                            22          452         (430)
         Professional fees                                            317           72          245
         Other                                                        117           73           44
                                                                  -------      -------      -------
          Non-interest expense                                        915        1,007          (92)
                                                                  -------      -------      -------
         Loss before income taxes                                 $(3,451)     $  (926)     $(2,525)
                                                                  =======      =======      =======

Interest and fees on loans during the 2003 quarter represented interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt. Interest and fees on loans during the same 2002 period represented interest income on the $5.0 million loan to Ryan Beck.

Interest on short term investments during the three months ended March 31, 2003 and 2002 represented interest income earned on a repurchase agreement investment with BankAtlantic.

The increase in interest expense on debentures and trust preferred securities resulted from higher average balances during the 2003 quarter compared to the same 2002 period. During 2002, BankAtlantic Bancorp issued $180.4 million of trust preferred securities. The additional interest expense from the issuance of trust preferred securities was partially offset by lower average rates. A portion of the proceeds from the issuance of trust preferred securities were used to retire $74.8 million of 9.50% fixed rate trust preferred securities and $21.0 million of 9.00% subordinated debentures.

Gains or losses associated with joint venture activities resulted from the elimination of inter-company interest expense that was capitalized into real estate inventory on Levitt's books. The deferred credit is subsequently recognized as a reduction of cost of sales when the real estate is sold.

Income from unconsolidated real estate subsidiary represents BankAtlantic Bancorp's 5% ownership interest in the earnings of Bluegreen Corporation.

Securities activities during the three months ended March 31, 2003 represents a gain realized from a liquidating dividend from an equity security. Securities activities during the same 2002 period represented the sale of $2.5 million of equity securities and gains of approximately $3.0 million was recognized.

Investment banking expense represents fees paid to Ryan Beck in connection with the underwriting of the Company's trust preferred securities. These fees were included in investment banking income in Ryan Beck's business segment results of operations.

Compensation expense during the three months ended March 31, 2003 primarily resulted from the issuance of BankAtlantic Bancorp Class A restricted stock and the amortization of a forgivable loan. The compensation expense during the same 2002 quarter primarily resulted from the Ryan Beck retention pool established in connection with the BankAtlantic Bancorp's acquisition of Ryan Beck in 1998.

The increase in professional fees during the 2003 quarter compared to the same 2002 period consisted of higher fees associated with the Seisint litigation and the consideration of a potential Levitt spin-off. For a more detailed discussion on the Seisint litigation see "Related Party Transactions" appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

In April 2003, BankAtlantic Bancorp announced its plan to pursue a spin-off of Levitt in a tax-free transaction. BankAtlantic Bancorp determined that Levitt's future growth prospects would be enhanced as a freestanding entity with independent access to the capital markets. The proposed spin-off is subject to several conditions, including the receipt of a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to BankAtlantic Bancorp and its shareholders and any required regulatory approvals. Depending on the timing of the receipt of the ruling and any required regulatory approvals, BankAtlantic Bancorp expects the spin-off to take place by the end of the fourth quarter of 2003.

BFC HOLDING COMPANY RESULTS OF OPERATIONS

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                  ------------------------
         (IN THOUSANDS)                              2003           2002         CHANGE
                                                  ---------      ---------      ---------
         NET INTEREST INCOME:
         Interest and dividends on securities     $      98      $      76      $      22
         Interest on notes payable                     (285)          (281)            (4)
                                                  ---------      ---------      ---------
         NET INTEREST EXPENSE                          (187)          (205)            18
                                                  ---------      ---------      ---------
         NON-INTEREST INCOME:
         Securities activities                          390             --            390
         Other                                          261            311            (50)
                                                  ---------      ---------      ---------
           Non-interest income                          651            311            340
                                                  ---------      ---------      ---------
         NON-INTEREST EXPENSE:
         Employee compensation and benefits             611            727           (116)
         Occupancy and equipment                         17             17             --
         Professional fees                               37             29              8
         Other                                           73            121            (48)
                                                  ---------      ---------      ---------
           Non-interest expense                         738            894           (156)
                                                  ---------      ---------      ---------
         Loss before income taxes                 $    (274)     $    (788)     $     514
                                                  =========      =========      =========

Non-interest income increased during the three months ended March 31, 2003 as compared to the same 2002 period due to increases in securities activities from gains realized on liquidating dividends. This increase was partially offset by a decrease in other income primarily relating to lower rental income at BMOC, a shopping center in North Carolina owned by the Company.

The decrease in employee compensation and benefits was due to an increase in levels of compensation during 2002.

FINANCIAL CONDITION

The Company's total assets at March 31, 2003 were $5.8 billion compared to $5.4 billion at December 31, 2002. The increase in total assets primarily resulted from:

      o The purchase of approximately $675 million of hybrid adjustable rate residential loans in response to the historically low interest rate environment during the period.

      o The origination of and participation in commercial real estate loans.

      o     The origination of home equity loans

      o The purchase of approximately $125 million of callable agency securities classified as available for sale.

      o Increases in real estate held for development and sale and joint venture activities due to higher Levitt and Sons real estate inventory.

      o Higher other assets balances associated with the issuance of forgivable loans and an increase in deferred offering costs in connection with the trust preferred securities offerings.

The above increases in total assets were partially offset by:

      o Declines in short term investments due to purchase of residential real estate loans.

      o Accelerated loan repayments due to the historically low interest rate environment.

      o Continued run-off in the syndications, leasing, international and indirect lending areas, which were discontinued activities.

      o Reduction in tax certificate balances primarily related to certificate repayments.

      o Lower securities owned associated with a decline in The GMS Group's municipal securities balances.

BankAtlantic Bancorp made significant purchases of hybrid adjustable rate residential loans during the first quarter of 2003 in order to replace loans and mortgage-backed securities, which experienced accelerated repayments.

The Company's total liabilities at March 31, 2003 were $5.3 billion compared to $5.0 billion at December 31, 2002.

The increase in total liabilities primarily resulted from:

      o The issuance in the aggregate of $65.0 million of trust preferred securities.

      o Additional borrowings by Levitt to fund land purchases and construction activities.

      o Higher transaction and savings account balances resulting from BankAtlantic's seven-day banking and totally free checking account initiatives.

      o Higher short term borrowings to fund loan and securities available for sale purchases.

      o Increase in securities sold but not yet purchased associated with Ryan Beck trading activities.

      o Increased other liabilities related to customer deposits at Levitt associated with a significant increase in backlog of homes as well as higher current income tax liability at BankAtlantic Bancorp.

The above increases in total liabilities were partially offset by:

      o Lower deposit balances due to certificate of deposit account withdrawals.

      o Reduced due to clearing agent balances associated with Ryan Beck's trading activities

      o Repayments of a bank line of credit from the proceeds of the trust preferred securities offerings.

At March 31, 2003 and December 31, 2002 minority interest was approximately $373.7 million and $365.5 million, respectively. The increase in minority interest was primarily due to an increase of $11.2 million which primarily resulted from BankAtlantic Bancorp's earnings and reduced by BankAtlantic Bancorp's stockholders' activities associated with other comprehensive income and the payment of dividends by BankAtlantic Bancorp in 2003.

Stockholders' equity at March 31, 2003 was $78.9 million compared to $77.4 at December 31, 2002. The increase was primarily attributable to earnings of $1.9 million. Offsetting the above increase were reductions in stockholders' equity of $423,000 associated with activities in other comprehensive income, and a reduction of $34,000 to additional paid-in capital relating to the net effect of BankAtlantic Bancorp capital transactions, net of income taxes.

The components of other comprehensive income relate to the Company's net unrealized gains or loss on securities available for sale, net of income taxes and the Company's proportionate share of non-wholly owned subsidiaries' activities in other comprehensive income. Included in the change in other comprehensive income was a $62,000 loss associated with BankAtlantic Bancorp minimum pension liability, a $389,000 decline in unrealized gains on securities available for sale, a $34,000 unrealized loss on BankAtlantic Bancorp's interest rate swap activity and a $62,000 unrealized gain associated with the activities of Bluegreen Corporation.

BFC'S LIQUIDITY AND CAPITAL RESOURCES

The primary sources of funds to BFC (without consideration of BankAtlantic Bancorp's liquidity and capital resources which except as noted, are not available to BFC) were dividends from BankAtlantic Bancorp, revenues from property operations, principal and interest payments on loan receivables and liquidating dividends received from investment securities. Funds were primarily utilized by BFC to reduce mortgage payables and other borrowings and to fund operating expenses and general and administrative expenses. BFC has an $8.0 million revolving line of credit that can be utilized for working capital as needed. The facility bears interest at the prime rate plus 1% and at December 31, 2002, approximately $6.0 million was outstanding. While the facility matured in December 2002, it has been extended until May 2003. The lender has agreed to extend this facility under the same terms and conditions until May 2004. 1.75 million shares of BankAtlantic Bancorp's Class A Common Stock owned by BFC are pledged as collateral for the facility.

As previously indicated the Company holds approximately 22.6% of the outstanding BankAtlantic Bancorp Common Stock. The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp's Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and, as discussed below, the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993 and management of BankAtlantic Bancorp has indicated that it will seek to declare regular quarterly cash dividends on the BankAtlantic Bancorp Common Stock in the future. BankAtlantic Bancorp currently pays a quarterly dividend of $.031 per share on its Class A and Class B Common Stock. Based on its current level of ownership and BankAtlantic Bancorp's current dividend rate, BFC currently receives approximately $408,000 per quarter in dividends from BankAtlantic Bancorp.

On May 5, 2003, the Company's Class A Common Stock began trading on the Nasdaq National Market under the symbol BFCF. The Company's Class A Common Stock previously listed on the OTC Bulletin Board under the ticker symbol BFCFA ceased trading at market close on May 2, 2003.

BANKATLANTIC BANCORP, INC. LIQUIDITY AND CAPITAL RESOURCES

BankAtlantic Bancorp's principal source of liquidity is dividends from BankAtlantic. BankAtlantic Bancorp also obtains funds through the issuance of equity securities, borrowings from financial institutions, issuance of debt securities and liquidation of equity securities it holds. BankAtlantic Bancorp's annual debt service associated with its subordinated debentures, trust preferred securities, and financial institution borrowings is approximately $16.0 million. BankAtlantic Bancorp's estimated current annual dividends to common shareholders are approximately $7.2 million. The declaration and payment of dividends and the ability of BankAtlantic Bancorp to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of BankAtlantic Bancorp as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to BankAtlantic Bancorp, which payments are subject to regulation and OTS approval and are based upon BankAtlantic's regulatory capital levels and net income. During 2002, BankAtlantic Bancorp received $22.0 million of dividends from BankAtlantic.

During the three months ended March 31, 2003, BankAtlantic Bancorp participated in two pooled trust preferred securities offerings in which an aggregate of $65 million of trust preferred securities were issued and in April 2003 BankAtlantic Bancorp participated in a third pooled trust preferred securities offering in which $10 million of trust preferred securities were issued. The trust preferred securities pay distributions quarterly at a fixed rate ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 315-325 basis points. The securities are redeemable in five years and are due in 2033. The net proceeds to BankAtlantic Bancorp from the trust preferred securities offerings after placement fees and expenses were approximately $72.5 million. The trust preferred securities are considered debt for financial accounting and tax purposes.

BankAtlantic Bancorp used the net proceeds from the above trust preferred securities offerings to redeem $45.8 million of 5.625% Convertible Subordinated Debentures due 2007, repay $16 million of outstanding borrowings under a credit facility from an unrelated financial institution and for general corporate purposes. The floating rate trust preferred securities increases BankAtlantic Bancorp's interest rate risk.

BankAtlantic Bancorp maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. BankAtlantic Bancorp has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $100,000 at March 31, 2003, and BankAtlantic Bancorp was in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points and the facility matures on September 1, 2004.

Certain covenants contained in a Levitt loan agreement restrict its ability to pay dividends to BankAtlantic Bancorp. Ryan Beck has not paid dividends to BankAtlantic Bancorp and it is not anticipated that Ryan Beck will pay dividends to BankAtlantic Bancorp during 2003.

In April 2003, BankAtlantic Bancorp announced its plans to pursue a spin-off of Levitt Corporation in a tax-free transaction. BankAtlantic Bancorp determined that Levitt's future growth prospects would be enhanced as a freestanding entity with independent access to the capital markets. The proposed spin-off is subject to several conditions, including the receipt of a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to BankAtlantic Bancorp and its shareholders and any required regulatory approvals. Depending on the timing of the receipt of the ruling and any required regulatory approvals, BankAtlantic Bancorp expects the spin-off to take place during the fourth quarter of 2003.

BANKATLANTIC LIQUIDITY AND CAPITAL RESOURCES

BankAtlantic's liquidity will depend on its ability to generate sufficient cash tosupport loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic's securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.

BankAtlantic's primary sources of funds during the three months ended March 31, 2003 were deposits; principal repayments of loans and tax certificates; and securities available for sale; maturities of securities held to maturity; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; and operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, maturities of advances from FHLB, purchases of tax certificates and payments of maturing certificates of deposit, to pay operating expenses, and to pay dividends to BankAtlantic Bancorp. The FHLB has granted BankAtlantic a $1.4 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on all of BankAtlantic's residential mortgage loans and certain commercial real estate loans. BankAtlantic has established lines of credit for up to $160 million with other banks to purchase federal funds and has established a $17.1 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed. At

March 31, 2003, BankAtlantic met all applicable liquidity and regulatory capital requirements.

BankAtlantic's commitments to originate and purchase loans at March 31, 2003 were $368.8 million and $124.5 million, respectively, compared to $262.4 million, and $108.0 million, respectively at March 31, 2002. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $27.8 million and zero, respectively at March 31, 2003 and at March 31, 2002, respectively. At March 31, 2003, loan commitments represented approximately 9.4% of loans receivable, net.

As of March 31, 2003, BankAtlantic Bancorp had approximately $358 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase.

At the indicated date BankAtlantic's capital amounts and ratios were (dollars in thousands):

                                                                      MINIMUM RATIOS
                                                                --------------------------
                                              ACTUAL             ADEQUATELY       WELL
                                       ------------------       CAPITALIZED    CAPITALIZED
         (in thousands)                 AMOUNT      RATIO          RATIO          RATIO
                                       --------     -----       -----------    -----------
         AT MARCH 31, 2003:
         Total risk-based capital      $424,846     11.29%          8.00%         10.00%
         Tier 1 risk-based capital     $355,780      9.46%          4.00%          6.00%
         Tangible capital              $355,780      6.87%          1.50%          1.50%
         Core capital                  $355,780      6.87%          4.00%          5.00%

         AT DECEMBER 31, 2002:
         Total risk-based capital      $413,469     11.89%          8.00%         10.00%
         Tier 1 risk-based capital     $347,927     10.01%          4.00%          6.00%
         Tangible capital              $347,927      7.26%          1.50%          1.50%
         Core capital                  $347,927      7.26%          4.00%          5.00%

Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2002.

LEVITT CORPORATION LIQUIDITY AND CAPITAL RESOURCES

Levitt's primary source of funds during the three months ended March 31, 2003 were proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were primarily utilized for the development, construction and acquisition of real estate inventory and to repay borrowings, to invest in a joint venture and to fund operations.

Levitt has entered into various loan agreements to provide financing for acquisitions and site improvements and construction of residential units. As of March 31, 2003, these loan agreements provided for advances on a revolving loan basis of up to a maximum of $203.0 million, of which approximately $115.1 million was outstanding at March 31, 2003 and approximately $87.9 million was available for future fundings, subject to available collateral. The loans are secured by mortgages on subject properties including improvements with carrying values aggregating $169.2 million at March 31, 2003.

Some of Levitt's borrowings contain covenants that, among other things, require Levitt to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that Levitt can incur in the future and restricting the payment of dividends from Levitt to BankAtlantic Bancorp. At March 31, 2003, Levitt was in compliance with all loan agreement financial covenants.

In many cases, Levitt provides home purchasers with warranties against certain defects for a period of up to two years from the date of purchase. Levitt provides for estimated warranty costs when the home is sold and continuously monitors its warranty exposure and service program.

RYAN BECK & CO., INC. LIQUIDITY AND CAPITAL RESOURCES

Ryan Beck's primary source of funds during the three months ended March 31, 2003 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, and fees from customers. These funds were primarily utilized to pay operating expenses, fund the purchase of securities owned and fund capital expenditures.

In the ordinary course of business, Ryan Beck borrows amounts primarily to finance its trading inventories under an agreement with its clearing broker, by pledging securities owned as collateral. The amount and terms of the borrowings are subject to the lending policies of the clearing broker and can be changed at the clearing broker's discretion. Additionally, the amount financed is also impacted by the market value of the securities owned which are pledged at collateral.

At March 31, 2003, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2004, and it is secured by certificates of deposit ("CDs") from Ryan Beck's certificate of deposit wholesale business. There were no amounts outstanding under this facility at March 31, 2003.

As part of the Gruntal transaction, Ryan Beck acquired the operations of GMS. A part of GMS's business is investing in below investment grade securities. These securities are not readily marketable and the fair values of these securities may change significantly from period to period resulting in considerable markups or markdowns occurring from period to period. Approximately $51.0 million par value of GMS's securities owned with an estimated fair value and carrying value of approximately $8.0 million were in default. These securities are not readily marketable, and Ryan Beck's ability to liquidate these investments will depend on market conditions and is subject to significant risk. While Ryan Beck believes that the carrying amount of these securities is at fair value, it may not be possible to realize that value upon sale.

Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck's regulatory net capital was approximately $14.2 million, which was $13.2 million in excess of its required net capital of $1.0 million.

Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk. BFC's primary market risk, without consideration of BankAtlantic Bancorp, is equity price risk relating to its equity investments. At March 31, 2003, BFC held $714,000 in publicly traded securities and $3.6 million in private companies for which no trading market exists.

INTEREST RATE RISK

The majority of BankAtlantic Bancorp's assets and liabilities are monetary in nature, subjecting BankAtlantic Bancorp to significant interest rate risk which would arise if the relative values of each of BankAtlantic Bancorp assets and liabilities changed in conjunction with a general rise or decline in interest rates. BankAtlantic Bancorp has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring BankAtlantic Bancorp's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 2003 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were:

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

The model calculates the net potential gains and losses in net portfolio fair value by:

            (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at March 31, 2003, and

            (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values.

The difference between the fair value calculated in (i) and (ii) is the potential gain or loss in net portfolio fair values.

Management of BankAtlantic Bancorp has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, management has no basis to determine whether the fair value presented is indicative of the value that would be realized in a sale. BankAtlantic Bancorp's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Presented below is an analysis of BankAtlantic Bancorp's interest rate risk at March 31, 2003 as calculated utilizing the model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                     NET
                                 PORTFOLIO
                 CHANGES            VALUE           DOLLAR
                 IN RATE            AMOUNT         CHANGE
              -------------    ------------     ------------
                          (DOLLARS IN THOUSANDS)
                +200 bp        $    553,146     $     64,910
                +100 bp        $    537,857     $     49,621
                   0           $    488,236     $         --
                -100 bp        $    423,216     $    (65,020)
                -200 bp        $    357,866     $   (130,370)

In preparing the above table, BankAtlantic Bancorp makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

      o     Interest rates

      o     Loan prepayment rates,

      o     Deposit decay rates,

      o Market values of certain assets under the representative interest rate scenarios, and

      o     Re-pricing of certain deposits and borrowings.

It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that the assets and liabilities would be impacted as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve, could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory or reactive measures which we may take in the future.

BankAtlantic Bancorp's net interest margin has declined since September 2002. BankAtlantic Bancorp's expects this situation could continue to negatively impact our earnings for at least two quarters or for as long as rates remain at these historically low levels.

EQUITY PRICE RISK

The Company also maintains a portfolio of securities owned and available for sale securities which subjects it to equity pricing risks which would arise as the relative values of its securities change in conjunction with market or economic conditions. The change in fair values of securities represents instantaneous changes in all equity prices segregated by securities owned, securities sold but not yet purchased, and available for sale securities. The following are hypothetical changes in the fair value of securities owned, securities sold but not yet purchased, and available for sale securities at March 31, 2003 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                     AVAILABLE           SECURITIES
   PERCENT          SECURITIES       FOR SALE               SOLD
  CHANGE IN            OWNED        SECURITIES             NOT YET            DOLLAR
  FAIR VALUE        FAIR VALUE      FAIR VALUE            PURCHASED           CHANGE
  ----------        ----------      ----------           ----------         ----------
                                  (DOLLARS IN THOUSANDS)
      20%           $  185,183         $  1,499          $  (59,712)        $   21,162
      10%           $  169,751         $  1,374          $  (54,736)        $   10,581
       0%           $  154,319         $  1,249          $  (49,760)        $       --
     -10%           $  138,887         $  1,124          $  (44,784)        $  (10,581)
     -20%           $  123,455         $    999          $  (39,808)        $  (21,162)

Excluded from the above table was $3.6 million and $3.4 million of investments in private companies held by BFC and BankAtlantic Bancorp, respectively, for which no current market exists. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk.

Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and to hedge market risk exposures. These financial instruments include securities sold but not yet purchased and futures contracts. Securities sold but not yet purchased represent obligations of Ryan Beck to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as Ryan Beck's ultimate obligation may exceed the amount recognized in the Consolidated Statement of Financial Condition. As a securities broker and dealer, Ryan Beck is engaged in various securities trading and brokerage activities servicing a diverse group of domestic corporations, governments, institutional, and individual investors. Ryan Beck has exposure to risks associated with the nonperformance of these counter parties in fulfilling their contractual obligations. Ryan Beck is also exposed to risks associated with its securities owned and GMS's investments in below investment grade securities.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Controls

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal controls will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this report, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

a)    Index to Exhibits

      Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)    Reports on Form 8-K:

      Form 8-K filed on January 13, 2003 for the purpose of announcing the dismissal of KPMG as the Company's independent public accountants and the engagement of PricewaterhouseCoopers ("PWC") as the Company's principal independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BFC FINANCIAL CORPORATION


Date: May 14, 2003               By:            /s/  Alan B. Levan
                                      ------------------------------------------
                                       Alan B. Levan, President


Date: May 14, 2003               By:           /s/  Glen R. Gilbert
                                      ------------------------------------------
                                      Glen R. Gilbert, Executive Vice President,
                                               Chief Accounting Officer and
                                               Chief Financial Officer

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

Date: May 14, 2003


By: /s/ Glen R. Gilbert
   -----------------------------
        Glen R. Gilbert,
        Chief Financial Officer

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

Date: May 14, 2003


By: /s/ Alan B. Levan
   ------------------------------
          Alan B. Levan,
          Chief Executive Officer