Form 10-Q
period 2003-06-30
BFC FINANCIAL CORP
filed 2003-08-14
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2003

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

      Class A Common Stock of $.01 par value, 7,838,709 shares outstanding. Class B Common Stock of $.01 par value, 2,553,367 shares outstanding.

                   BFC Financial Corporation and Subsidiaries
                   Index to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition as of June 30, 2003 and December 31, 2002 - Unaudited

         Consolidated Statements of Operations for the three and six month periods ended June 30, 2003 and 2002 - Unaudited

         Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended June 30, 2003 and 2002 - Unaudited

         Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 - Unaudited

         Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
           Consolidated Statements of Financial Condition - Unaudited
                       June 30, 2003 and December 31, 2002
                        (In thousands, except share data)

                                                                            2003         2002
                                                                         ----------   ----------
                                  ASSETS
Cash and due from depository institutions                                $  129,636   $  202,432
Federal Funds sold and securities purchased under resell agreements              --       50,145
Securities available for sale (at fair value)                               514,252      713,131
Securities owned (at fair value)                                            224,405      186,454
Investment securities and tax certificates (approximate fair value:
    $208,622 and $212,698)                                                  208,621      212,240
Loans receivable, net of allowance for loan losses: $50,648 and $49,094   4,029,508    3,377,870
Federal Home Loan Bank stock, at cost which approximates fair value          69,131       64,943
Accrued interest receivable                                                  34,222       34,050
Real estate held for development and sale and joint ventures                272,559      256,401
Investment in unconsolidated real estate subsidiary                          64,381       60,695
Office properties and equipment, net                                         92,254       92,784
Deferred tax asset, net                                                      10,063       12,119
Goodwill, net                                                                76,674       78,612
Core deposit intangible asset                                                12,864       13,757
Other assets                                                                 66,109       60,300
                                                                         ----------   ----------
      Total assets                                                       $5,804,679   $5,415,933
                                                                         ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
  Interest free checking                                                 $  546,805   $  462,718
  NOW accounts                                                              455,514      399,985
  Savings accounts                                                          191,586      163,641
  Insured money fund savings                                                850,579      775,175
  Certificate accounts                                                      859,896    1,119,036
                                                                         ----------   ----------
Total deposits                                                            2,904,380    2,920,555
                                                                         ----------   ----------
Advances from FHLB                                                        1,332,300    1,297,170
Securities sold under agreements to repurchase                              218,141      116,279
Federal Funds purchased                                                     155,000           --
Subordinated debentures, notes and bonds payable                            155,950      209,068
Guaranteed preferred beneficial interests in BankAtlantic Bancorp's
  Junior Subordinated Debentures                                            255,375      180,375
Securities sold, but not yet purchased                                       34,968       38,003
Due to clearing agent                                                       112,410       78,791
Other liabilities                                                           168,028      132,780
                                                                         ----------   ----------
  Total liabilities                                                       5,336,552    4,973,021
                                                                         ----------   ----------

Minority interest                                                           386,670      365,501

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                 --           --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 7,838,709 in 2003 and 6,474,994 in 2002                 71           58
Class B common stock, of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 2,553,367 in 2003 and 2,362,157 in 2002                 23           21
Additional paid-in capital                                                   24,679       24,077
Retained earnings                                                            56,144       52,387
                                                                         ----------   ----------
  Total stockholders' equity before
    accumulated other comprehensive income                                   80,917       76,543
Accumulated other comprehensive income                                          540          868
                                                                         ----------   ----------
  Total stockholders' equity                                                 81,457       77,411
                                                                         ----------   ----------

 Total liabilities and stockholders' equity                              $5,804,679   $5,415,933
                                                                         ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
        For the Three and Six Month Periods Ended June 30, 2003 and 2002
                      (In thousands, except per share data)

                                                                             FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,            ENDED JUNE 30,
                                                                            ----------------------    ----------------------
INTEREST INCOME:                                                               2003         2002         2003         2002
                                                                            ---------    ---------    ---------    ---------
Interest and fees on loans and leases                                       $  54,348    $  59,382    $ 107,437    $ 106,510
Interest and dividends on securities available for sale                         7,693       11,818       16,355       23,903
Interest and dividends on other investment securities                           5,281        8,453       10,474       16,456
Interest and dividends on securities owned                                      4,801        3,472        9,148        4,170
                                                                            ---------    ---------    ---------    ---------
        Total interest income                                                  72,123       83,125      143,414      151,039
                                                                            ---------    ---------    ---------    ---------
INTEREST EXPENSE:
Interest on deposits                                                            9,758       17,106       20,927       32,432
Interest on advances from FHLB                                                 15,291       15,676       30,607       30,596
Interest on securities sold under agreements to repurchase
  and federal funds purchased                                                   1,248        2,113        2,067        3,497
Interest on subordinated debentures, notes and bonds payable and guaranteed preferred beneficial interests in BankAtlantic Bancorp's
  Junior Subordinated Debentures                                                7,089        7,132       13,593       12,021
Capitalized interest on real estate developments and joint ventures            (1,608)      (1,613)      (3,182)      (2,831)
                                                                            ---------    ---------    ---------    ---------
        Total interest expense                                                 31,778       40,414       64,012       75,715
                                                                            ---------    ---------    ---------    ---------
NET INTEREST INCOME                                                            40,345       42,711       79,402       75,324
Provision for loan losses                                                       1,490        6,139        2,340        8,704
                                                                            ---------    ---------    ---------    ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            38,855       36,572       77,062       66,620
                                                                            ---------    ---------    ---------    ---------
NON-INTEREST INCOME:
Investment banking income                                                      58,091       38,191      116,075       51,239
Gains on sales of real estate developed for sale
 and joint venture activities                                                  20,515       12,466       34,303       24,443
Income from unconsolidated real estate subsidiary                               2,319        1,741        2,438        1,741
Service charges on deposits                                                     9,605        5,687       18,163       10,550
Other service charges and fees                                                  6,071        3,550        9,989        6,655
Losses (gains) on securities activities                                           (19)       3,083          755        6,122
Impairment of securities                                                           --      (19,740)          --      (19,740)
Other                                                                           3,664        2,973        7,177        5,152
                                                                            ---------    ---------    ---------    ---------
        Total non-interest income                                             100,246       47,951      188,900       86,162
NON-INTEREST EXPENSE:
Employee compensation and benefits                                             69,658       54,432      137,301       82,022
Occupancy and equipment                                                         9,911       10,569       19,935       17,880
Advertising and promotion                                                       5,298        3,774        9,029        5,984
Selling, general and administrative expenses                                    3,935        3,142        7,078        5,777
Amortization of intangible assets                                                 439          454          893          454
Restructuring charges and writedowns                                            1,906        1,007        1,906        1,007
Acquisition related charges and impairments                                        --        3,922           --        4,996
Professional fees                                                               4,974        2,472        8,766        3,769
Communications                                                                  4,644        3,313        8,909        4,227
Floor broker and clearing fees                                                  2,519        2,467        4,921        3,316
Other                                                                          10,048        8,690       19,630       14,518
                                                                            ---------    ---------    ---------    ---------
        Total non-interest expense                                            113,332       94,242      218,368      143,950
                                                                            ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE               25,769       (9,719)      47,594        8,832
Provision (benefit) for income taxes                                           10,581       (2,986)      19,321        3,152
Minority interest in income of consolidated subsidiaries                       13,318       15,218       24,503       13,176
                                                                            ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                         1,870      (21,951)       3,770       (7,496)
Extraordinary item (less applicable income taxes of $2,711)                        --       23,810           --       23,810
Cumulative effect of a change in accounting principle (less applicable
  income taxes of $1,246)                                                          --           --           --      (15,107)
                                                                            ---------    ---------    ---------    ---------
NET INCOME                                                                  $   1,870    $   1,859    $   3,770    $   1,207
                                                                            =========    =========    =========    =========
                                                                                                                  (continued)

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
        For the Three and Six Month Periods Ended June 30, 2003 and 2002
                      (In thousands, except per share data)

                                                                   FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,             ENDED JUNE 30,
                                                                  -----------------------    -----------------------
                                                                      2003         2002          2003         2002
                                                                  ----------   ----------    ----------   ----------
EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share before extraordinary item and
  cumulative effect of a change in accounting principle           $     0.20   $    (2.38)   $     0.41   $    (0.81)
Basic earnings per share from extraordinary item                          --         2.58            --         2.59
Basic loss per share from cumulative effect of a change
  in accounting principle                                                 --           --            --        (1.64)
                                                                  ----------   ----------    ----------   ----------
Basic earnings per share                                          $     0.20   $     0.20    $     0.41   $     0.14
                                                                  ==========   ==========    ==========   ==========

Diluted earnings (loss) per share before extraordinary item and
  cumulative effect of a change in accounting principle           $     0.17   $    (2.38)   $     0.34   $    (0.81)
Diluted earnings per share from extraordinary item                        --         2.58            --         2.59
Diluted loss per share from cumulative effect of a change
  in accounting principle                                                 --           --            --        (1.64)
                                                                  ----------   ----------    ----------   ----------
Diluted earnings per share                                        $     0.17   $     0.20    $     0.34   $     0.14
                                                                  ==========   ==========    ==========   ==========

Basic weighted average number of common shares outstanding             9,356        9,213         9,270        9,209
                                                                  ==========   ==========    ==========   ==========
Diluted weighted average number of common and common
  equivalent shares outstanding                                       10,522        9,213        10,340        9,209
                                                                  ==========   ==========    ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
        Consolidated Statements of Stockholders' Equity and Comprehensive
                               Income - Unaudited
                 For the Six Months Ended June 30, 2003 and 2002
                                 (In thousands)

                                                                                                        Accumulated
                                                                                                            Other
                                       Compre-                                                             Compre-
                                       hensive       Class A       Class B     Additional                  hensive
                                       Income        Common        Common        Paid-in      Retained     Income
                                       (Loss)         Stock         Stock        Capital      Earnings     (Loss)       Total
                                      ---------   -------------   ---------   -------------   ---------   ---------   ---------
BALANCE, DECEMBER 31, 2001                        $          58          21          24,206      47,195       2,692      74,172
 Net income                           $   1,207              --          --              --       1,207          --       1,207
                                      ---------
 Other comprehensive income (loss),
   net of tax:
   Unrealized loss on securities
    available for sale                     (753)
   Accumulated loss associated with
     cash flow hedges                      (139)
    Reclassification adjustment
     for cash flow hedges                    37
    Reclassification adjustment
     for net gains  included
     in net income                         (271)
                                      ---------
 Other comprehensive loss                (1,126)
                                      ---------
Comprehensive income                  $      81
                                      =========
Net effect of BankAtlantic Bancorp
 capital transactions, net
 of income taxes                                             --          --              88          --          --          88
Issuance of Class B common stock                             --           1             144          --          --         145
Tax effect relating to the exercise
  of stock options                                           --          --              60          --          --          60
Net change in accumulated
  other comprehensive
 income, net of income taxes                                 --          --              --          --      (1,126)     (1,126)
                                                  -------------   ---------   -------------   ---------   ---------   ---------
BALANCE, JUNE 30, 2002                            $          58          22          24,498      48,402       1,566      74,546
                                                  =============   =========   =============   =========   =========   =========

                                                                                                              (Continued)

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
        Consolidated Statements of Stockholders' Equity and Comprehensive
                               Income - Unaudited
                 For the Six Months Ended June 30, 2003 and 2002
                                 (In thousands)

                                                                                                           Accumulated
                                                                                                              Other
                                            Compre-                                                          Compre-
                                            hensive       Class A      Class B     Additional                hensive
                                             Income       Common        Common       Paid-in      Retained    Income
                                             (Loss)        Stock        Stock        Capital      Earnings    (Loss)     Total
                                            --------   -------------   --------   -------------   --------   --------   --------
BALANCE, DECEMBER 31, 2002                             $          58         21          24,077     52,387        868     77,411
 Net income                                 $  3,770              --         --              --      3,770         --      3,770
                                            --------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                          (673)
   Minimum pension liability                     228
   Unrealized gain associated
    with investment in
    unconsolidated real estate subsidiary        102
   Accumulated gain associated with
    cash flow hedges                              14
    Reclassification adjustment
     for cash flow hedges                         36
    Reclassification adjustment
     for net gain  included
     in net income                               (35)
                                            --------
 Other comprehensive loss                       (328)
                                            --------
Comprehensive income                        $  3,442
                                            ========
Net effect of BankAtlantic Bancorp
 capital transactions, net
 of income taxes                                                  --         --             (98)        --         --        (98)
Common stock split                                                13         --              --        (13)        --         --
Issuance of Class B common stock                                  --          2             258         --         --        260
Tax effect relating to the exercise
  of stock options                                                --         --             442         --         --        442
Net change in accumulated other
 comprehensive income,
 net of income taxes                                              --         --              --         --       (328)      (328)
                                                       -------------   --------   -------------   --------   --------   --------
BALANCE, JUNE 30, 2003                                 $          71         23          24,679     56,144        540     81,457
                                                       =============   ========   =============   ========   ========   ========

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

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                 For the Six Months Ended June 30, 2003 and 2002
                                 (In thousands)

                                                                        2003         2002
                                                                      ---------    ---------
OPERATING ACTIVITIES:
Income (loss) before extraordinary item and cumulative
  effect of a change in accounting principle                          $   3,770    $  (7,496)
Income from extraordinary item, net of tax                                   --       23,810
Cumulative effect of a change in accounting principle, net of tax            --      (15,107)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES:
Minority interest in income of consolidated subsidiaries                 24,503       13,176
Provision for credit losses *                                             3,695        9,698
Impairment of goodwill                                                       --       16,353
Impairment of property and equipment                                        257          205
Impairment of securities                                                     --       19,740
Acquisition related impairment                                               --          515
Depreciation, amortization and accretion, net                             8,789        2,452
Amortization of intangible assets                                           893          454
Change in real estate inventory                                         (20,303)     (39,458)
Securities owned activities, net                                        (37,951)     (23,795)
Securities sold but not yet purchased, net                               (3,035)      28,616
Equity in joint venture earnings                                         (2,235)      (1,939)
Equity in earnings of unconsolidated subsidiary                          (2,438)      (1,741)
Loans held for sale activity, net                                         3,960       14,812
Proceeds from sales of loans classified as held for sale                  3,658        2,070
Gains on securities activities                                             (755)      (6,122)
(Gains) losses on sales of real estate owned                               (326)         128
Gain on Gruntal transaction                                                  --      (26,521)
Losses on sales of property and equipment                                     5          336
Gains on sales of in-store branches                                          --         (384)
Loss on debt redemption                                                   1,649           --
Decrease (increase)  in deferred tax asset, net                           4,286      (13,134)
Issuance of subsidiary stock options                                         --          770
Increase in accrued interest receivable                                    (172)        (107)
Increase in other assets                                                (11,995)     (29,645)
Increase (decrease) in due to clearing agent                             33,619      (17,355)
Increase in other liabilities                                            39,338       21,987
                                                                      ---------    ---------
Net cash  provided by (used in) operating activities                     49,212      (27,682)
                                                                      ---------    ---------
INVESTING ACTIVITIES:
Proceeds from redemption and maturities of investment
  securities and tax certificates                                       101,999      100,071
Purchase of investment securities and tax certificates                  (99,272)    (142,246)
Purchases of securities available for sale                             (183,134)    (212,251)
Proceeds from sales and maturities of securities available for sale     373,163      363,345
(Purchases) redemptions of FHLB stock, net                               (4,188)       3,759
Purchases and net originations of loans and leases                     (662,206)    (204,512)
Proceeds from sales of real estate owned                                  1,770        2,874
Net additions to office property and equipment                           (5,744)     (16,265)
Increase in investments in unconsolidated subsidiary                         --      (53,736)
Investment in and advances to joint ventures, net                         7,123        3,143
Net cash proceeds from the sale of Cumberland Advisors, Inc.              1,235           --
Acquisitions, net of cash acquired                                           --      (52,783)
                                                                      ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                  (469,254)    (208,601)
                                                                      ---------    ---------

                                                                                   (continued)

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
                 For the Six Months Ended June 30, 2003 and 2002
                                 (In thousands)

                                                                              2003         2002
                                                                           ---------    ---------
FINANCING ACTIVITIES:
Net (decrease) increase in deposits                                          (16,175)      87,045
Reduction in deposits from sale of in-store branch                                --      (22,241)
Repayments of FHLB advances                                                 (239,368)     (99,450)
Proceeds from FHLB advances                                                  275,000       75,000
Net increase in securities sold under agreements
  to repurchase                                                              101,862       85,665
Net increase in federal funds purchased                                      155,000       19,000
Repayment of notes and bonds payable                                        (125,973)     (34,047)
Proceeds from notes and bonds payable                                         73,102       76,315
Issuance of BankAtlantic Bancorp common stock                                  1,203          872
Issuance of BFC common stock upon exercise of stock options                      260          145
Issuance of common stock in unconsolidated subsidiary                             --         (105)
Issuance of trust preferred securities                                        75,000       80,375
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders      (2,810)      (2,612)
                                                                           ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    297,101      265,962
                                                                           ---------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (122,941)      29,679
Cash and cash equivalents at beginning of period                             252,577      124,539
                                                                           ---------    ---------
Cash and cash equivalents at end of period                                 $ 129,636    $ 154,218
                                                                           =========    =========

SUPPLEMENTARY DISCLOSURE ON NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Interest paid                                                              $  69,543    $  77,390
Income taxes paid by BankAtlantic Bancorp                                     10,822       14,013
Loans transferred to real estate owned                                           749       10,822
Net loan charge-offs                                                              52       15,350
Tax certificate net charge-offs                                                  256        1,178
Increase in stockholders' equity for the tax effect related to the
  exercise of employee stock options                                             442           60
Transfer of securities available for sale to investment in
  unconsolidated subsidiary                                                       --        2,728
Transfer of relocated branch to real estate held for sale                      1,000           --
Issuance of notes payable under the Ryan Beck deferred
  compensation plan                                                               --        3,675
Acquisition goodwill adjustments                                                (734)        (639)
Change in stockholders' equity resulting from the change
  in other comprehensive income, net of taxes                                   (328)      (1,126)
Change in stockholders' equity from the net effect
  of BankAtlantic Bancorp's capital transactions, net of taxes                   (98)          88
Decrease in minority interest resulting from the distribution of
 its securities investment                                                        --       (8,229)
Issuance of BankAtlantic Bancorp's  Class A Common Stock upon
 conversion of subordinated debentures                                           211           25

* Provision for credit losses represents provision for loan losses, REO and tax certificates.


     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1. PRESENTATION OF INTERIM FINANCIAL STATEMENTS

BFC Financial Corporation and its subsidiaries, identified herein as the "Company" and "BFC", is a holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("BankAtlantic Bancorp" or "Bancorp"). BankAtlantic Bancorp is a Florida-based diversified financial services holding company. BankAtlantic Bancorp's principal assets include the capital stock of BankAtlantic and its subsidiaries ("BankAtlantic"), Levitt Corporation and its subsidiaries ("Levitt") and Ryan Beck & Co., Inc. and its subsidiaries ("Ryan Beck"). The Company's primary asset is the capital stock of BankAtlantic Bancorp and its primary activities currently relate to the operations of BankAtlantic Bancorp.

BFC owns shares of BankAtlantic Bancorp Class A and Class B Common Stock which represent 55.2% of the combined voting power and 22.5% of BankAtlantic Bancorp's outstanding Common Stock. Because BFC controls greater than 50% of the vote of BankAtlantic Bancorp, BankAtlantic Bancorp is consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of BankAtlantic Bancorp's net income recognized by the Company.

In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at June 30, 2003 and December 31, 2002, the consolidated results of operations for the six and three month periods ended June 30, 2003 and 2002, the consolidated stockholders' equity and comprehensive income for the six months ended June 30, 2003 and 2002 and the consolidated cash flows for the six months ended June 30, 2003 and 2002. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2003. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and our Form 10-Q for the three months ended March 31, 2003.

2. INVESTMENT IN BANKATLANTIC BANCORP

At June 30, 2003, the Company's ownership of BankAtlantic Bancorp was as follows:

                                             SHARES       PERCENT
                                              OWNED        OWNED
                                              -----        -----
           Class A Common Stock              8,296,891      15.4%
           Class B Common Stock              4,876,124     100.0%
           Total                            13,173,015      22.5%

At June 30, 2003 the shares of BankAtlantic Bancorp Class A Common Stock and Class B Common Stock owned by the Company represented approximately 55.2% of the voting power of all outstanding shares of BankAtlantic Bancorp's Common Stock.

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

                                                             FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,           ENDED JUNE 30,
                                                            -----------------------   -----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                          2003         2002         2003         2002
                                                            ----------   ----------   ----------   ----------
PRO FORMA NET INCOME
Net income, as reported                                     $    1,870   $    1,859   $    3,770   $    1,207
Add:  Stock-based employee compensation
  expense included in reported net income, net of
  related tax effects and minority interest                         20          184           32          191
Deduct:  Total stock-based employee compensation
  expense determined under
  fair value based method for all awards,
  net of related income tax effects and minority interest         (175)        (285)        (338)        (394)
                                                            ----------   ----------   ----------   ----------
Pro forma net income                                        $    1,715   $    1,758   $    3,464   $    1,004
                                                            ==========   ==========   ==========   ==========
EARNINGS PER SHARE:
Basic as reported                                           $     0.20   $     0.20   $     0.41   $     0.14
                                                            ==========   ==========   ==========   ==========
Basic pro forma                                             $     0.18   $     0.19   $     0.38   $     0.12
                                                            ==========   ==========   ==========   ==========
Diluted as reported                                         $     0.17   $     0.20   $     0.34   $     0.14
                                                            ==========   ==========   ==========   ==========
Diluted pro forma                                           $     0.16   $     0.19   $     0.31   $     0.12
                                                            ==========   ==========   ==========   ==========

In February 2003, BFC Board of Directors granted incentive and non-qualifying stock options to acquire an aggregate of 227,125 shares of BFC Class B Common Stock under the BFC Stock Option Plan. The options vest in five years and expire ten years after the grant date except for stock options granted to Directors of BFC which vested immediately. The stock options were granted with an exercise price of $5.15 per share which represented the fair market value of the common stock at the date of grant. No compensation expense was recognized in connection with the options granted since the exercise price equaled the market value of the underlying common stock on the date of grant. The options granted in BFC had a fair value of $3.63 per option based on the fair value recognition provisions of SFAS No. 123. In April 2003, options issued in 1994 under the BFC Stock Option Plan for 226,334 shares of BFC Class B Common Stock were exercised.

During the second quarter, 2002, Ryan Beck's Board of Directors granted, pursuant to the Ryan Beck & Co., Inc. Common Stock Option Plan (the "Plan"), options to acquire an aggregate of 470,000 common shares of Ryan Beck. The fair value of the common stock options was determined based on an independent appraisal. The second quarter 2002 compensation charge of $770,000 associated with these options was based on a fair value estimate from the independent appraiser.

In connection with the acquisition of Ryan Beck in June 1998, BankAtlantic Bancorp established a retention pool covering certain key employees of Ryan Beck. All participant accounts under the plan vested on June 28, 2002 and the participants received in the aggregate 5,941 shares of BankAtlantic Bancorp Class A Common Stock, $3.8 million in cash and notes payable for an aggregate principal amount of $3.7 million bearing interest at 5.75%. In May 2003, BankAtlantic Bancorp repaid the notes payable at face value plus accrued interest.

4. TRUST PREFERRED SECURITIES AND CONVERTIBLE DEBENTURES

During the six months ended June 30, 2003, BankAtlantic Bancorp participated in pooled trust preferred securities offerings in which an aggregate of $75 million of trust preferred securities were issued in three separate transactions. The trust preferred securities pay interest quarterly at fixed rates ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 315-325 basis points. The securities are redeemable in five years and are due in 2033. The sales of the trust preferred securities were part of larger pooled trust preferred securities offerings and were not registered under the Securities Act of 1933. The net proceeds from the trust preferred securities offerings, after placement fees and expenses, were approximately $73 million. These net proceeds were used to redeem $45.8 million of BankAtlantic Bancorp's 5.625% Convertible Subordinated Debentures due 2007, repay $16 million of borrowings under BankAtlantic Bancorp's credit facility with an unrelated financial institution and for general corporate purposes.

The BankAtlantic Bancorp Convertible Subordinated Debentures were redeemed in April 2003 at a redemption price of 102% of the principal amount plus accrued and unpaid interest through the redemption date. During the period between the mailing of the notice of redemption and the redemption, approximately $211,000 of Convertible Subordinated Debentures were converted by holders into an aggregate of 18,754 shares of BankAtlantic Bancorp Class A Common Stock. Included in restructuring charges and writedowns in the Company's statement of operations during the three months ended June 30, 2003 was a $732,000 write off of deferred offering costs and a $917,000 call premium incurred in connection with this redemption.

In March 2002, BankAtlantic Bancorp completed an underwritten public offering in which BankAtlantic Bancorp's wholly-owned statutory trust ("BBC Capital Trust II") issued $55.4 million of trust preferred securities. These trust preferred securities pay distributions quarterly at an 8.50% fixed rate. The net proceeds from the publicly offered trust preferred securities, after underwriting discounts and expenses, were approximately $53.3 million. BankAtlantic Bancorp used the net proceeds to fund acquisitions and for general corporate purposes.

In June 2002, BankAtlantic Bancorp participated in a pooled trust preferred securities offering in which $25 million of trust preferred securities were issued. The trust preferred securities pay interest quarterly at floating rate equal to 3-month LIBOR plus 345 basis points. The $24.2 million of net proceeds were used by BankAtlantic Bancorp for general corporate purposes.

5. SECURITIES OWNED

Ryan Beck's securities owned activities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck also realized gains and losses from proprietary trading activities which included the activities of its wholly owned subsidiary, The GMS Group, LLC ("GMS").

Ryan Beck's securities owned (at fair value) consisted of the following: (in thousands)

                                           JUNE 30,       DECEMBER 31,
                                             2003            2002
                                         -------------   -------------
          Debt obligations (1):
           States and municipalities     $     111,254   $     119,417
           Corporations                         43,950           5,344
           U.S. Government and agencies         33,107          26,004
          Corporate equities                    11,744          19,280
          Mutual funds                          22,013          16,409
          Certificates of deposit                2,337              --
                                         -------------   -------------
                                         $     224,405   $     186,454
                                         =============   =============

(1) Includes $133.7 million and $108.3 million of securities owned by GMS, of which approximately $9.2 million and $9.7 million were not accruing interest at June 30, 2003 and December 31, 2002, respectively. These securities are not readily marketable and the ability of Ryan Beck to realize its investment in these securities will depend on future market conditions.

Primarily to finance its securities inventory, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral. As of June 30, 2003 and December 31, 2002 the balances due to the clearing broker were $112.4 million and $78.8 million, respectively.

Ryan Beck's securities sold but not yet purchased consisted of the following (in thousands):

                                                JUNE 30,       DECEMBER 31,
                                                  2003            2002
                                              -------------   -------------
     States and municipalities                $       2,221   $       9,566
     Corporations                                     3,706           1,159
     U.S. Government and agencies                    14,599          23,587
     Corporate equities                              12,712           3,691
     Certificates of deposit                          1,730              --
                                              -------------   -------------
                                              $      34,968   $      38,003
                                              =============   =============

6. IMPAIRMENT OF SECURITIES

During the second quarter of 2002, a limited partnership in which BFC has an approximately 57% controlling interest recognized $1.1 million and BankAtlantic Bancorp recognized $15 million impairment charges associated with their investments in a privately held technology company. Alan B. Levan and John E. Abdo were directors of the technology company and each held direct and indirect interests in the common stock of the technology company. Additionally, during the second quarter of 2002, BFC and BankAtlantic Bancorp also recognized impairment charges of $499,000 and $3.2 million, respectively, on publicly traded equity securities resulting from significant declines in value that were other than temporary. As a result of BankAtlantic Bancorp's losses, BankAtlantic Bancorp has revised its policy for holding company equity investments to provide that future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. No impairment of securities was recognized by the Company or BankAtlantic Bancorp in 2003.

7. LOANS RECEIVABLE

The loan and lease portfolio consisted of the following components (in thousands):

                                                    JUNE 30,       DECEMBER 31,
                                                      2003             2002
                                                  -------------    -------------
Real estate loans:
  Residential                                     $   1,869,668    $   1,378,041
  Commercial and construction                         2,173,180        1,976,672
  Small business                                         99,760           98,494
Other loans:
  Second mortgages - direct                             287,761          261,579
  Second mortgages - indirect                             1,312            1,713
  Commercial business                                    87,374           82,174
  Lease financing                                        19,710           31,279
  Small business - non-mortgage                          54,965           62,599
  Deposit overdrafts                                      3,278            2,487
  Consumer loans - other direct                          19,694           22,394
  Consumer loans - other indirect                         2,718            6,392
  Other                                                   4,175            4,175
Loans held for sale:
  Commercial syndications                                14,707           14,499
                                                  -------------    -------------
      Total gross loans                               4,638,302        3,942,498
                                                  -------------    -------------

Adjustments:
  Undisbursed portion of loans in process              (563,132)        (511,861)
  Premiums related to purchased loans                    11,172            2,159
  Deferred profit on commercial real estate loans          (611)            (632)
  Deferred fees                                          (5,575)          (5,200)
  Allowance for loan losses                             (50,648)         (49,094)
                                                  -------------    -------------
      Loans receivable - net                      $   4,029,508    $   3,377,870
                                                  =============    =============

8. REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURE ACTIVITIES

Real estate held for development and sale and joint venture activities consisted of the combined activities of Levitt and its subsidiaries as well as Levitt's joint venture activities and a joint venture acquired in connection with the Community Savings Bankshares, Inc. ("Community") acquisition. Also included in real estate held for development and sale and joint venture activities is BFC's real estate which includes Burlington Manufacturers Outlet Center ("BMOC"), a shopping center in North Carolina and the unsold land at the Center Port development.

Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                 JUNE 30       DECEMBER 31,
                                                   2003            2002
                                              -------------   -------------
    Land and land development costs           $     170,746   $     161,826
    Construction costs                               34,673          23,412
    Other costs                                      13,054          12,888
    Investments and loans to joint ventures          47,016          51,904
    Other (1)                                         7,070           6,371
                                              -------------   -------------
                                              $     272,559   $     256,401
                                              =============   =============

(1) During the second quarter of 2003, BankAtlantic Bancorp relocated a branch, transferred the real estate associated with the closed branch to real estate held for sale and recognized an impairment loss of $257,000.

The components of gains on sales of real estate developed for sale and joint venture activities were as follows (in thousands):

                                            FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                ENDED JUNE 30,            ENDED JUNE 30,
                                           -----------------------   -----------------------
                                              2003         2002         2003         2002
                                           ----------   ----------   ----------   ----------
Sales of real estate                       $   67,039   $   46,864   $  120,003   $   84,717
Cost of sales                                  48,741       35,438       87,935       62,213
                                           ----------   ----------   ----------   ----------
Gains on sales of real estate                  18,298       11,426       32,068       22,504
Gains on joint venture activities               2,217        1,040        2,235        1,939
                                           ----------   ----------   ----------   ----------
Gains on sales of real estate
  developed for sale and joint venture
  activities                               $   20,515   $   12,466   $   34,303   $   24,443
                                           ==========   ==========   ==========   ==========

9. DERIVATIVES

The following table outlines the notional amount and fair value of BankAtlantic Bancorp's derivatives outstanding at June 30, 2003 (in thousands):

                                                                PAYING       RECEIVING
                                 NOTIONAL                    INDEX/FIXED    INDEX/FIXED    TERMINATION
                                  AMOUNT       FAIR VALUE       AMOUNT         AMOUNT          DATE
                               ------------   ------------   ------------   ------------   ------------
Five year pay fixed swaps      $     25,000   $     (2,467)          5.73%  3 mo. LIBOR       1/5/06
Three year pay fixed swaps     $     50,000   $     (1,154)          5.81%  3 mo. LIBOR      12/28/03
                               ============   ============   ============   ============   ============
Forward contract to purchase
  adjustable rate mortgages    $     17,745   $         23
                               ============   ============

The above interest rate swap contracts were originated by BankAtlantic Bancorp in prior periods to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. BankAtlantic Bancorp's risk management strategy was to fix the variability of cash outflows on floating rate advances at a rate of 5.09%. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company's Statements of Operations for the three and six months ended June 30, 2003 and 2002.

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

Results of operations are reported through seven reportable segments. Bank Investments, Commercial Banking, and Community Banking are our Bank Operations segments, which are conducted through BankAtlantic. The remaining reportable segments consist of the activities of Levitt, Ryan Beck, BankAtlantic Bancorp parent company and BFC Holding Company. Our Bank Operations segment interest expense and certain of its revenue and expense items are allocated to the three Bank Operations reportable segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net income calculated under the management approach associated with the Bank Operations reportable segments and BankAtlantic Bancorp parent company may not reflect the actual economic costs, contribution or results of operations of the units as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments would, in management's view, likely not be impacted.

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

Bancorp Parent Company       BankAtlantic Bancorp's operations, costs of
                             acquisitions, financing of acquisitions, and equity investments, including a 5% equity investment in Bluegreen.

BFC Holding Company          BFC's real estate owned which includes BMOC and
                             Center Port. Loans receivable that relate to previously owned properties, other securities and investments and BFC's overhead and interest expense. Provision for income taxes includes the tax effect from BFC's equity from earnings in BankAtlantic Bancorp.

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

The Company evaluates segment performance based on net income after tax. The table below is segment information for income before minority interest, extraordinary item and the cumulative effect of a change in accounting principle for the three months ended June 30, 2003 and 2002.

                                                                            BANCORP          BFC
                                BANK          LEVITT                        PARENT         HOLDING      ELIMINATION
(IN THOUSANDS)               OPERATIONS     CORPORATION     RYAN BECK       COMPANY        COMPANY        ENTRIES         TOTAL
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
2003
Interest income              $    67,336    $       233    $     4,801    $       509    $        98    $      (854)   $    72,123
Interest expense                 (26,877)            (8)          (850)        (4,260)          (297)           514        (31,778)
Provision for loan losses         (1,490)            --             --             --             --             --         (1,490)
Non-interest income               19,286         20,669         59,484            245            197            365        100,246
Non-interest expense             (38,193)       (10,530)       (61,212)        (2,331)        (1,041)           (25)      (113,332)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment profits and
 (losses) before taxes            20,062         10,364          2,223         (5,837)        (1,043)            --         25,769
(Provision) benefit
  for income taxes                (7,103)        (3,997)          (544)         2,041           (978)            --        (10,581)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment net income (loss)    $    12,959    $     6,367    $     1,679    $    (3,796)   $    (2,021)   $        --    $    15,188
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========
Segment average assets       $ 5,251,318    $   324,907    $   254,158    $    82,498    $    17,666    $  (125,655)   $ 5,804,892
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========
2002
 Interest income             $    79,622    $       384    $     3,472    $       454    $        71    $      (878)   $    83,125
 Interest expense                (35,140)          (312)          (693)        (4,522)          (279)           532        (40,414)
 Provision for loan losses        (6,139)            --             --             --             --             --         (6,139)
 Non-interest income              13,542         13,344         39,631        (17,539)        (1,375)           348         47,951
 Non-interest expense            (36,299)        (7,611)       (46,827)        (2,744)          (759)            (2)       (94,242)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment profits and
 (losses) before taxes            15,586          5,805         (4,417)       (24,351)        (2,342)            --         (9,719)
 (Provision) benefit
  for income taxes                (4,147)        (2,032)         1,546          8,523           (904)            --          2,986
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
 Segment net income (loss)   $    11,439    $     3,773    $    (2,871)   $   (15,828)   $    (3,246)   $        --    $    (6,733)
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========
 Segment average assets      $ 5,214,011        273,357    $   218,784    $    98,436    $    17,497    $  (184,454)   $ 5,637,631
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========

The table below is segment information for income before minority interest, extraordinary item and cumulative effect of a change in accounting principle for the six months ended June 30, 2003 and 2002.

                                                                            BANCORP          BFC
                                BANK          LEVITT                        PARENT         HOLDING      ELIMINATION
(IN THOUSANDS)               OPERATIONS     CORPORATION     RYAN BECK       COMPANY        COMPANY        ENTRIES         TOTAL
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
2003
Interest income              $   134,264    $       461    $     9,148    $       962    $       196    $    (1,617)   $   143,414
Interest expense                 (54,647)          (249)        (1,575)        (7,904)          (582)           945        (64,012)
Provision for loan losses         (2,340)            --             --             --             --             --         (2,340)
Non-interest income               33,644         34,189        119,111            441            848            667        188,900
Non-interest expense             (73,427)       (18,668)      (121,712)        (2,787)        (1,779)             5       (218,368)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment profits and
 (losses) before taxes            37,494         15,733          4,972         (9,288)        (1,317)            --         47,594
(Provision) benefit
  for income taxes               (13,134)        (6,072)        (1,386)         3,248         (1,977)            --        (19,321)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment net income (loss)    $    24,360    $     9,661    $     3,586    $    (6,040)   $    (3,294)   $        --    $    28,273
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========
Segment average assets       $ 5,117,173    $   316,904    $   232,575    $    85,219    $    18,060    $  (111,476)   $ 5,658,455
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========
2002                                                                                                                            --
 Interest income             $   146,724    $       798    $     4,170    $       765    $       147    $    (1,565)   $   151,039
 Interest expense                (66,983)          (314)        (1,021)        (7,845)          (560)         1,008        (75,715)
 Provision for loan losses        (8,704)            --             --             --             --             --         (8,704)
 Non-interest income              22,896         25,398         53,229        (14,856)        (1,064)           559         86,162
 Non-interest expense            (64,603)       (13,789)       (60,562)        (3,341)        (1,653)            (2)      (143,950)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment profits and
 (losses) before taxes            29,330         12,093         (4,184)       (25,277)        (3,130)            --          8,832
(Provision) benefit
  for income taxes                (8,950)        (4,233)         1,464          8,850           (283)            --         (3,152)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
 Segment net income (loss)   $    20,380    $     7,860    $    (2,720)   $   (16,427)   $    (3,413)   $        --    $     5,680
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========
 Segment average assets      $ 4,774,506    $   239,528    $   159,079    $   106,474    $    22,165    $  (141,194)   $ 5,160,558
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========

The changes in the carrying amounts of goodwill for the six months ended June 30, 2003 were as follows:

                                                                         BANKATLANTIC
                                                                            BANCORP
                                                  BANK                      PARENT
(IN THOUSANDS)                                 OPERATIONS    RYAN BECK      COMPANY       TOTAL
                                               ----------    ----------  -------------  ----------
Balance as of December 31, 2002                $   71,224    $    1,658    $    5,730   $   78,612
Adjustments:
Allowance for Community loan losses acquired         (734)           --            --         (734)
Sale of Cumberland Advisors, Inc.                      --        (1,204)           --       (1,204)
                                               ----------    ----------    ----------   ----------
Balance as of June 30, 2003                    $   70,490    $      454    $    5,730   $   76,674
                                               ==========    ==========    ==========   ==========

Bank Operations consists of three reportable segments. The table below is segment information for the three months ended June 30, 2003 and 2002 associated with the three Bank Operations reportable segments.

                                                    BANK OPERATIONS
                                --------------------------------------------------------
                                   BANK        COMMERCIAL      COMMUNITY      BANK OPS
(IN THOUSANDS)                  INVESTMENTS      BANKING        BANKING         TOTAL
                                -----------    -----------    -----------    -----------
2003
Interest income                 $    35,323    $    25,607    $     6,406    $    67,336
Interest expense and overhead       (25,609)       (12,733)        (3,547)       (41,889)
Provision for loan losses                30         (1,394)          (126)        (1,490)
Direct non-interest income               60          1,929          2,598          4,587
                                ===========    ===========    ===========    ===========
Segment profits and losses
 before taxes                         6,849         11,389          1,824         20,062
Provision for income taxes           (2,425)        (4,032)          (646)        (7,103)
                                -----------    -----------    -----------    -----------
Segment net income              $     4,424    $     7,357    $     1,178    $    12,959
                                ===========    ===========    ===========    ===========
Segment average assets (1)      $ 2,772,231    $ 1,718,471    $   478,825    $ 4,969,527
                                ===========    ===========    ===========    ===========
2002
Interest income                 $    46,202    $    26,906    $     6,514    $    79,622
Interest expense and overhead       (31,477)       (15,767)        (3,963)       (51,207)
Provision for loan losses                59         (5,933)          (265)        (6,139)
Direct non-interest income            3,101            752          2,538          6,391
                                ===========    ===========    ===========    ===========
Segment profits and losses
 before taxes                        14,107          2,571         (1,092)        15,586
Provision for income taxes           (3,753)          (684)           290         (4,147)
                                -----------    -----------    -----------    -----------
Segment net income (loss)       $    10,354    $     1,887    $      (802)   $    11,439
                                ===========    ===========    ===========    ===========
Segment average assets (1)      $ 2,891,958    $ 1,616,326    $   406,204    $ 4,914,488
                                ===========    ===========    ===========    ===========

(1) Segment average assets excludes Bank operation overhead assets such as property and equipment and assets that benefit multiple reportable segments.

Bank Operations consists of three reportable segments. The table below is segment information for the six months ended June 30, 2003 and 2002 associated with the three Bank Operations reportable segments:

                                                    BANK OPERATIONS
                                --------------------------------------------------------
                                   BANK        COMMERCIAL      COMMUNITY      BANK OPS
(IN THOUSANDS)                  INVESTMENTS      BANKING        BANKING         TOTAL
                                -----------    -----------    -----------    -----------
2003
Interest income                 $    70,515    $    50,841    $    12,908    $   134,264
Interest expense and overhead       (50,528)       (26,500)        (7,364)       (84,392)
Provision for loan losses              (343)        (2,625)           628         (2,340)
Direct non-interest income              120          2,830          5,026          7,976
                                ===========    ===========    ===========    ===========
Segment profits and losses
before taxes                         13,200         19,780          4,514         37,494
Provision for income taxes           (4,622)        (6,935)        (1,577)       (13,134)
                                -----------    -----------    -----------    -----------
Segment net income (loss)       $     8,578    $    12,845    $     2,937    $    24,360
                                ===========    ===========    ===========    ===========
Segment average assets (1)      $ 2,641,812    $ 1,711,489    $   475,910    $ 4,829,211
                                ===========    ===========    ===========    ===========
2002
Interest income                 $    83,877    $    50,837    $    12,010    $   146,724
Interest expense and overhead       (58,362)       (29,745)        (7,179)       (95,286)
Provision for loan losses              (141)        (8,148)          (415)        (8,704)
Direct non-interest income            3,289          1,380          4,727          9,396
                                ===========    ===========    ===========    ===========
Segment profits and losses
  before taxes                       22,339          8,354         (1,363)        29,330
Provision for income taxes           (6,631)        (2,704)           385         (8,950)
                                -----------    -----------    -----------    -----------
Segment net income (loss)       $    15,708    $     5,650    $      (978)   $    20,380
                                ===========    ===========    ===========    ===========
Segment average assets (1)      $ 2,615,143    $ 1,565,515    $   371,653    $ 4,552,311
                                ===========    ===========    ===========    ===========

(1) Segment average assets excludes Bank operation overhead assets such as property and equipment and assets that benefit multiple reportable segments.

Bank Operations changes in the carrying amounts of goodwill for the six months ended June 30, 2003 were as follows:

                                                                    BANK OPERATIONS
                                               ------------------------------------------------------
                                                  BANK       COMMERCIAL      COMMUNITY     BANK OPS
(IN THOUSANDS)                                 INVESTMENTS     BANKING        BANKING        TOTAL
                                               -----------   -----------    -----------   -----------
Balance as of December 31, 2002                $    34,322   $    35,977    $       925   $    71,224
Allowance for Community loan losses acquired            --          (734)            --          (734)
                                               -----------   -----------    -----------   -----------
Balance as of June 30, 2003                    $    34,322   $    35,243    $       925   $    70,490
                                               ===========   ===========    ===========   ===========

11. TRANSITIONAL GOODWILL IMPAIRMENT EVALUATION

In connection with the transitional goodwill impairment evaluation required under FASB Statement 142, the Company and BankAtlantic Bancorp performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002, the date of adoption. The fair values of all reporting units, except for the Ryan Beck reportable segment, exceeded their respective carrying amounts at the adoption date. For the Ryan Beck reportable segment, a $15.1 million impairment loss (net of a $1.2 million tax benefit) was recorded effective as of January 1, 2002 as a cumulative effect of a change in accounting principle.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Financial instruments with off-balance sheet risk were (in thousands):

                                                            JUNE 30,      DECEMBER 31,
                                                              2003            2002
                                                          -------------   -------------
Commitment to sell fixed rate residential loans           $         339   $          88
Forward contract to purchase mortgage-backed securities          17,745          39,128
Commitments to purchase other investment securities                  --             200
Commitments to purchase variable rate residential loans          29,000         300,643
Commitments to extend credit, including the undisbursed
  portion of loans in process                                 1,147,818       1,126,384
Standby letters of credit                                        23,012          35,927
Commercial lines of credit                                      148,931         209,708

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $15.9 million at June 30, 2003. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $7.1 million at June 30, 2003. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings.

Levitt has provided guarantees on indebtedness to joint ventures accounted for under the equity method of accounting. The guarantees arose in order to obtain joint venture financing. Levitt and its joint venture partners would have to perform on their guarantees if the joint ventures default on the various loan agreements. At June 30, 2003 and December 31, 2002, Levitt had guarantees on $25.3 million and $26.2 million, respectively, of joint venture debt. Included in these guarantees were $23.9 million and $25.5 million of loans from BankAtlantic. Levitt's management believes that based on the loans' collateral, no payments will be required under the guarantees. The other joint venture partners are also guarantors to the joint venture debt and any payments associated with the guarantees may be recovered from these third parties.

A development district for Levitt's Tradition master planned community issued $28.8 million of bond anticipation notes to provide funding for phase I common infrastructure. The bond anticipation notes are direct obligations of the development district and are projected to be refinanced prior to maturity into long-term assessment or revenue bonds. The development district assesses property owners to fund debt service and the ultimate repayment of the bonds. Levitt is assessed based on its pro-rata ownership in the property. Levitt's pro-rata share of the assessment transfers to third parties upon property sales. The assessment will be levied beginning in 2004.

13. ACQUISITIONS AND SALES OF SUBSIDIARIES

On May 28, 2003, Ryan Beck sold its entire interest in Cumberland Advisors, Inc. for $1.5 million and recognized a $228,000 loss. Cumberland's loss before income taxes during the period from January 1, 2003 to May 28, 2003 was $4,000. Cumberland's income before income taxes for the six months ended June 30, 2002 was $30,000.

On April 26, 2002 Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in GMS. The consideration provided by Ryan Beck for this transaction was the assumption of a note payable related to furniture and equipment in the Gruntal offices, assumption of non-cancelable leases associated with the Gruntal offices acquired, obligations owed to investment consultants participating in Gruntal's deferred compensation plan that accepted employment with Ryan Beck, and the payment of $6.0 million in cash. Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the Gruntal transaction based on allegations that Ryan Beck is the "successor to Gruntal." Ryan Beck has also been sued by a former Gruntal employee seeking a declaratory judgment that Ryan Beck is liable for all pre-April 26, 2002 claims against Gruntal whether pending or filed in the future. This action has been stayed by the court pursuant to an order dated August 1, 2003, until the resolution of the Gruntal bankruptcy proceedings. Ryan Beck did not assume any of these liabilities in connection with these transactions. Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws in October, 2002 and Ryan Beck has filed a Proof of Claim with the Bankruptcy Court in the amount of $43.9 million asserting its right to indemnification from Gruntal under the asset purchase agreement for the costs of defending the above-referenced claims as well as any liability that may be assessed against Ryan Beck in such matters. For further information see "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

On March 22, 2002 BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. ("Community"), for $170.8 million in cash and immediately merged Community into BankAtlantic. The fair value of Community's assets acquired and liabilities assumed is included in the Company's statement of financial condition and Community's results of operations have been included in the Company's consolidated financial statements since March 22, 2002.

The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively (in thousands).

                                               COMMUNITY       GRUNTAL         TOTAL
                                              -----------    -----------    -----------
Cash and interest earning deposits            $   124,977    $       886    $   125,863
Securities available for sale                      79,768             --         79,768
Trading securities                                     --        151,909        151,909
Loans receivable, net                             621,964             --        621,964
FHLB Stock                                          8,063             --          8,063
Investments and advances to joint ventures         16,122             --         16,122
Goodwill                                           58,775             --         58,775
Core deposit intangible asset                      15,117             --         15,117
Other assets                                       45,070         12,597         57,667
                                              -----------    -----------    -----------
   Fair value of assets acquired                  969,856        165,392      1,135,248
                                              -----------    -----------    -----------
Deposits                                          639,111             --        639,111

FHLB advances                                     138,981             --        138,981
Other borrowings                                   14,291          3,427         17,718
Securities sold not yet purchased                      --          1,201          1,201
Payable to clearing broker                             --        101,705        101,705
Other liabilities                                   6,674         27,402         34,076
                                              -----------    -----------    -----------
   Fair value of liabilities assumed              799,057        133,735        932,792
Fair value of net assets acquired over cost            --        (23,810)       (23,810)
                                              -----------    -----------    -----------
Purchase price                                    170,799          7,847        178,646
Cash acquired                                    (124,977)          (886)      (125,863)
                                              -----------    -----------    -----------
Purchase price net of cash acquired           $    45,822    $     6,961    $    52,783
                                              ===========    ===========    ===========

Acquisition related charges and impairments during the three and six months ended June 30, 2002 included various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition and the Gruntal transaction. In connection with the Community acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002.

14. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The interpretation also requires that the primary beneficiary is the only entity that can consolidate the variable interest entity. A primary beneficiary is the enterprise that has the majority of the risks and rewards of ownership. Upon consolidation of a variable interest entity, the assets, liabilities and non-controlling interest of the variable interest entity are measured at their carrying amounts with any difference between the net amount added to the statement of financial condition and any previously recognized interest being recognized as the cumulative effect of a change in accounting principle. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. BankAtlantic Bancorp completed its initial evaluation of Interpretation No. 46, and concluded that one of BankAtlantic Bancorp's real estate joint ventures ("Riverclub") and eleven of its statutory business trusts were variable interest entities. Management of BankAtlantic Bancorp is currently reviewing various other contracts with third parties to determine if these arrangements represent variable interests. Management of BankAtlantic Bancorp does not expect that the outcome of this review will have a material impact on the Company's and BankAtlantic Bancorp's results of operations or financial condition.

The statutory business trusts were formed to issue trust preferred securities. BankAtlantic Bancorp, in its historical financial statements, has consolidated the statutory business trusts. The interpretation requires BankAtlantic Bancorp to deconsolidate the statutory business trusts, because BankAtlantic Bancorp is not the primary beneficiary of these entities. If these trusts were deconsolidated as of June 30, 2003, the effect on the Company's statement of financial condition would be an increase in investments in unconsolidated subsidiaries of $7.8 million with a corresponding increase in guaranteed preferred beneficial interest in BankAtlantic Bancorp's Junior Subordinated Debentures. The effect of the deconsolidation on the Company's statement of operations for the three and six months ended June 30, 2003 would be an increase in income from unconsolidated subsidiaries of $78,000 and $196,000, respectively, with a corresponding increase in interest expense on guaranteed preferred beneficial interests in BankAtlantic Bancorp's Junior Subordinated Debentures. The Company intends to initially deconsolidate the trusts during the third quarter of 2003; however, deconsolidation of the trusts in accordance with Interpretation No. 46 is currently under consideration by the FASB.

The Riverclub joint venture was acquired by BankAtlantic in the Community acquisition. BankAtlantic has accounted for the Riverclub joint venture on the equity method of accounting in its historical financial statements. Based on the Company's evaluation of the Riverclub operating and developer agreement, BankAtlantic is the primary beneficiary of the Riverclub joint venture and accordingly will include the activities of Riverclub in its consolidated financial statements. Upon acquisition on March 22, 2002, BankAtlantic's investment in Riverclub was written down to fair value based on an appraisal. As a consequence, the consolidation of the Riverclub joint venture as of July 1, 2003 did not result in any gain or loss from the cumulative effect of a change in accounting principle.

If the Riverclub joint venture were consolidated as of June 30, 2003, the effect on the Company's consolidated statement of financial condition would be as follows:

(In thousands)                                               INCREASE (DECREASE)
                                                             -------------------
ASSETS
Real estate held for development and sale and joint ventures       $  (346)
Other assets                                                         1,382
                                                                   -------
Change in total assets                                             $ 1,036
                                                                   =======
LIABILITIES AND NONCONTROLLING INTEREST
Interest free checking                                             $  (191)
Subordinated debentures, notes and bonds payable                     1,651
Other liabilities                                                      957
Noncontrolling interest                                             (1,381)
                                                                   -------
Change in total liabilities and noncontrolling interest            $ 1,036
                                                                   =======

If the Riverclub joint venture were consolidated as of January 1, 2003, the effect on the Company's consolidated statement of operations would be as follows:

                                                   THREE MONTHS      SIX MONTHS
                                                       ENDED            ENDED
                                                   JUNE 30, 2003    JUNE 30, 2003
                                                     INCREASE         INCREASE
(In thousands)                                      (DECREASE)       (DECREASE)
                                                   -------------    -------------
Gains on sales of real estate developed for sale
and joint venture activities                       $       2,249    $       3,404
                                                   -------------    -------------
Employee compensation and benefits                           385              904
Occupancy and equipment                                       26               55
Advertising and promotion                                    110              298
Selling and general administrative expenses                  494              710
Other                                                         29              106
                                                   -------------    -------------
Change in non-interest expense                             1,205            1,331
Non-controlling interest                                  (1,205)          (1,331)
                                                   -------------    -------------
Change in income before income taxes               $          --    $          --
                                                   =============    =============

The purpose of the Riverclub joint venture is to develop 199 single-family homes, condominium units and duplexes that are located in Indian River County, Florida. The joint venture as of June 30, 2003 had total assets of $28.3 million. The maximum exposure to loss as a result of the Company's involvement in the Riverclub joint venture at June 30, 2003 was estimated at $20.2 million.

In May 2003, the FASB issued Statement No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement.

This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

15. EARNINGS PER SHARE

The Company has two classes of common stock outstanding. The two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. Earnings per share have been adjusted to reflect the stock split effected in the form of a 15% stock dividend as discussed in Note 16.

The following table shows the computation of earnings per share and reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and six month periods ended June 30, 2003 and 2002.

                                                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,         ENDED JUNE 30,
                                                                       --------------------    --------------------
 (In thousands, except per share data)                                   2003        2002        2003        2002
                                                                       --------    --------    --------    --------
BASIC EARNINGS (LOSS) PER SHARE
 Income (loss) before extraordinary item and cumulative effect
   of a change in accounting principle                                 $  1,870    $(21,951)   $  3,770    $ (7,496)
 Basic weighted average number of common shares outstanding               9,356       9,213       9,270       9,209
                                                                       --------    --------    --------    --------
 Basic earnings (loss) per share before extraordinary item and
  cumulative effect of a change in accounting principle                $   0.20    $  (2.38)   $   0.41    $  (0.81)
                                                                       ========    ========    ========    ========

 Extraordinary items, net of taxes                                     $     --    $ 23,810    $     --    $ 23,810
 Basic weighted average number of common shares outstanding               9,356       9,213       9,270       9,209
                                                                       --------    --------    --------    --------
 Basic earnings per share from extraordinary items                     $     --    $   2.58    $     --    $   2.59
                                                                       ========    ========    ========    ========

 Cumulative effect of a change in accounting principle, net of taxes   $     --    $     --    $     --    $(15,107)
 Basic weighted average number of common shares outstanding               9,356       9,213       9,270       9,209
                                                                       --------    --------    --------    --------
 Basic loss per share from cumulative effect
  of a change in accounting principle                                  $     --    $     --    $     --    $  (1.64)
                                                                       ========    ========    ========    ========

 Net income                                                            $  1,870    $  1,859    $  3,770    $  1,207
 Basic weighted average number of common shares outstanding               9,356       9,213       9,270       9,209
                                                                       --------    --------    --------    --------
BASIC EARNINGS PER SHARE                                               $   0.20    $   0.20    $   0.41    $   0.14
                                                                       ========    ========    ========    ========

DILUTED EARNINGS (LOSS) PER SHARE
 Income (loss) before extraordinary item and cumulative effect
   of a change in accounting principle                                 $  1,870    $(21,951)   $  3,770    $ (7,496)
  Dilution from securities issuable by a subsidiary                        (118)         --        (252)         --
                                                                       --------    --------    --------    --------
 Income (loss) available after assumed dilution                        $  1,752    $(21,951)   $  3,518    $ (7,496)
                                                                       --------    --------    --------    --------
 Basic weighted average shares outstanding                                9,356       9,213       9,270       9,209
 Common stock equivalents resulting from stock-based compensation         1,166          --       1,070          --
                                                                       --------    --------    --------    --------
 Diluted weighted average shares outstanding                             10,522       9,213      10,340       9,209
                                                                       --------    --------    --------    --------
 Diluted earnings (loss) per share before extraordinary item and
   cumulative effect of a change in accounting principle               $   0.17    $  (2.38)   $   0.34    $  (0.81)
                                                                       ========    ========    ========    ========

 Extraordinary items, net of taxes                                     $     --    $ 23,810    $     --    $ 23,810
 Dilution from securities issuable by a subsidiary                           --          --          --          --
                                                                       --------    --------    --------    --------

 Extraordinary items, net of taxes after assumed dilution              $     --    $ 23,810    $     --    $ 23,810
                                                                       --------    --------    --------    --------
 Diluted weighted average number of common shares outstanding            10,522       9,213      10,340       9,209
                                                                       --------    --------    --------    --------
 Diluted earnings per share from extraordinary items                   $     --    $   2.58    $     --    $   2.59
                                                                       ========    ========    ========    ========

 Cumulative effect of a change in accounting principle, net of taxes   $     --    $     --    $     --    $(15,107)
 Dilution from securities issuable by a subsidiary                           --          --          --          --
                                                                       --------    --------    --------    --------
 Cumulative effect of a change in accounting principle, net
  of taxes after assumed dilution                                      $     --    $     --    $     --    $(15,107)
                                                                       --------    --------    --------    --------
 Diluted weighted average shares outstanding                             10,522       9,213      10,340       9,209
                                                                       --------    --------    --------    --------
 Diluted loss per share from cumulative effect
  of a change in accounting principle                                  $     --    $     --    $     --    $  (1.64)
                                                                       ========    ========    ========    ========

 Net income available after assumed dilution                           $  1,752    $  1,859    $  3,518    $  1,207
 Diluted weighted average shares outstanding                             10,522       9,213      10,340       9,209
                                                                       --------    --------    --------    --------
DILUTED EARNINGS PER SHARE                                             $   0.17    $   0.20    $   0.34    $   0.14
                                                                       ========    ========    ========    ========

16. OTHER MATTERS

On May 22, 2003, the Board of Directors of the Company declared a stock split effected in the form of a 15% stock dividend, payable in shares of the Company's Class A Common Stock for each share of the outstanding Class A and Class B Common Stock. Due to accounting and tax considerations, outstanding options to purchase Class B Common Stock previously granted under the Company's stock option plans were adjusted to reflect additional Class B stock options instead of options on Class A Common Stock. Where appropriate, amounts throughout this report have been adjusted to reflect the stock split.

17. RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2003.

                   BFC Financial Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

GENERAL

BFC Financial Corporation and its subsidiaries, identified herein as the "Company" and "BFC", is a holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("BankAtlantic Bancorp" or "Bancorp"). BankAtlantic Bancorp is a diversified financial services holding company. BankAtlantic Bancorp's principal assets include the capital stock of BankAtlantic and its subsidiaries ("BankAtlantic"), a federal savings bank headquartered in Fort Lauderdale, Florida, Levitt Corporation and its subsidiaries ("Levitt"), a real estate development company and Ryan Beck & Co., Inc. and its subsidiaries ("Ryan Beck"), a brokerage and investment banking firm. The Company's primary asset is the capital stock of BankAtlantic Bancorp and its primary activities currently relate to the operations of BankAtlantic Bancorp.

At June 30, 2003, the Company's ownership of BankAtlantic Bancorp was as follows:

                                         SHARES      PERCENT
                                         OWNED        OWNED
                                       ----------   ----------
                Class A Common Stock    8,296,891         15.4%
                Class B Common Stock    4,876,124        100.0%
                Total                  13,173,015         22.5%

At June 30, 2003, the shares of BankAtlantic Bancorp Class A Common Stock and BankAtlantic Bancorp Class B Common Stock owned by the Company represented approximately 55.2% of the voting power of all outstanding shares of BankAtlantic Bancorp's Common Stock. Because BFC controls greater than 50% of the vote of BankAtlantic Bancorp is consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of Bancorp's net income recognized by the Company.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report and in any documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; BankAtlantic's seven-day banking initiative and other growth initiatives not being successful or producing results which do not justify their costs; the impact of changes in accounting policies by the Securities and Exchange Commission; the impact of periodic testing of goodwill and other intangible assets for impairment, and with respect to the operations of Levitt Corporation ("Levitt") and its real estate subsidiaries: the market for real estate generally and in the areas where Levitt has developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company's success at managing the risks involved in the foregoing. This report also contains forward-looking statements with respect to the proposed spin-off of Levitt Corporation which is subject to a number of risks and uncertainties that are subject to change based on factors including that the conditions relating to regulatory approval and the tax-free nature of the spin-off may not be met, that business, economic, or market conditions may make the spin-off less advantageous, that Levitt will not be successful as a separate publicly-traded company, that Levitt will not have additional access to capital or debt markets or that such markets may prove to be more expensive than currently available, and that the Board of BankAtlantic Bancorp may in the future conclude that it is not in the best interest of BankAtlantic Bancorp or its shareholders to pursue the spin-off. Further, this report contains forward-looking statements with respect to Ryan Beck & Co. and its subsidiary, which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, the volatility of the stock market and fixed income markets and the ability of Ryan Beck to realize the carrying value of its securities upon a sale and the success of new lines of business. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

CRITICAL ACCOUNTING POLICIES

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, evaluation of goodwill for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair market value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, the valuation of derivatives, the valuation of securities available for sale and the valuation of real estate held for development and equity method investments. The six accounting policies that we have identified as critical accounting policies are: (i) allowance for loan and lease losses, (ii) valuation of securities and derivative instruments, (iii) impairment of goodwill and other intangible assets, (iv) impairment of long-lived assets; (v) real estate held for development and sale and equity method investments and (vi) accounting for business combinations.

For a more detailed discussion on these critical accounting policies see "Critical Accounting Policies" appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

CONSOLIDATED RESULTS OF OPERATIONS

                                                            FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                               ENDED JUNE 30,           ENDED JUNE 30,
                                                           ----------------------    ---------------------
(IN THOUSANDS)                                                2003         2002         2003        2002
                                                           ---------    ---------    ---------   ---------
Net interest income                                        $  40,345    $  42,711    $  79,402   $  75,324
Provision for loan losses                                      1,490        6,139        2,340       8,704
(Losses) gains on sales of securities                            (19)       3,083          755       6,122
Other non-interest income                                    100,265       44,868      188,145      80,040
Non-interest expense                                         113,332       94,242      218,368     143,950
                                                           ---------    ---------    ---------   ---------
Income (loss) before income taxes, minority interest
  extraordinary item and cumulative effect
  of a change in accounting principle                         25,769       (9,719)      47,594       8,832
Provision (benefit) for income taxes                          10,581       (2,986)      19,321       3,152
Minority interest in income of consolidated subsidiaries      13,318       15,218       24,503      13,176
                                                           ---------    ---------    ---------   ---------
Income (loss) before extraordinary item and cumulative
  effect of a change in accounting principle                   1,870      (21,951)       3,770      (7,496)
Extraordinary item, net of tax                                    --       23,810           --      23,810
Cumulative effect of a change in accounting
  principle, net of tax                                           --           --           --     (15,107)
                                                           ---------    ---------    ---------   ---------
Net income                                                 $   1,870    $   1,859    $   3,770   $   1,207
                                                           =========    =========    =========   =========

FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

Income before extraordinary item and cumulative effect of a change in accounting principle was adversely impacted during 2002 by $18.2 million of impairment charges on equity securities at BankAtlantic Bancorp parent company and $1.5 million at BFC, $3.9 million of acquisition related charges and impairments associated with Ryan Beck's Gruntal transaction and $1.1 million of ATM restructuring charges and impairments associated with banking activities. Income before extraordinary item and cumulative effect of a change in accounting principle was adversely impacted during 2003 by a $1.7 million charge associated with unamortized offering costs and call premiums on the early redemption of parent company 5.625% convertible subordinated debentures and a $257,000 impairment charge associated with a Bank branch relocation. Higher earnings from the Company's principal business units contributed to the improvement in income during 2003. Higher Bank earnings reflect a decline in the provision for loan losses and a substantial increase in revenues from service charges on deposits. Levitt's increased earnings resulted from higher revenues from home and land closings. Ryan Beck's improved earnings resulted from a significant increase in principal transaction revenues associated with improving stock market conditions.

The Company's net interest income decreased by 6% from the 2002 period. The decline in net interest income primarily resulted from a decline in the Bank's net interest margin. This was partially offset by an increase in net interest income at Ryan Beck associated with the increased securities trading activities of financial consultants hired in connection with the Gruntal transaction.

As mentioned, the provision for loan losses declined from the 2002 period. The 76% decrease reflected a significant decline in loan delinquencies, non-performing assets and net charge-offs in the commercial real estate and lease financing portfolios.

Losses on securities activities during the 2003 second quarter resulted from unrealized losses on derivative instruments. Gains on securities activities during the 2002 second quarter primarily resulted from sales of the Bank's securities available for sale and BankAtlantic Bancorp parent company equity securities.

Other non-interest income increased by 123% from the 2002 period. The increase primarily resulted from a substantial increase in revenues from Ryan Beck, higher revenues attributed to Levitt's real estate activities and a significant increase in revenues from service charges from Bank operations. The substantial increase in income associated with Ryan Beck's operations primarily resulted from the April 26, 2002 Gruntal transaction, which added approximately 500 financial consultants to Ryan Beck's approximately 100 consultants. The increase in Bank operations revenues from service charges on deposits primarily resulted from an increase in checking accounts attributed to our new checking products and our seven-day branch banking initiative. The enhanced revenues from Levitt's real estate operations reflect an increase in the number of homes sold at Levitt and Sons as well as an increase in land sales at Core Communities during the 2003 quarter compared to the 2002 quarter.

Non-interest expense increased by 20% from 2002. Ryan Beck's non-interest expense increased from $46.8 million during 2002 to $61.2 million during 2003 primarily as a result of the Gruntal transaction. Bank operations non-interest expense increased from $36.3 million to $38.2 million primarily due to increased compensation expenses and advertising costs associated with the implementation of the "Florida's Most Convenient Bank" initiatives. Levitt's non-interest expense increased from $7.6 million to $10.5 million due to the development of various new projects.

During the 2002 second quarter, an extraordinary gain was recognized in connection with the Gruntal transaction. The extraordinary gain was recognized because the fair value of the net assets acquired, after reducing the carrying value of non-financial assets to zero, exceeded the cost of the transaction by $23.8 million, net of income taxes of $2.7 million. Included in the assets acquired in the Gruntal transaction was the membership in GMS. The Company did not establish a deferred tax liability for the extraordinary gain associated with the acquisition of the GMS membership interest because BankAtlantic Bancorp acquired the membership interest in GMS instead of the net assets.

Minority interest in income of consolidated subsidiaries during the three months ended June 30, 2003 was $13.3 million as compared to $15.2 million during the same 2002 period. The 2003 decrease in income to the minority holders resulted from BankAtlantic Bancorp net income during the three months ended June 30, 2003 of $17.2 million as compared to $20.3 million during the same 2002 period. The 2002 period includes a $23.8 million extraordinary gain from the Gruntal transaction as previously discussed. Minority interest in BankAtlantic Bancorp was approximately 77.5% in 2003 and 77.4% in 2002.

FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

The increase in net income for the six months ended June 30, 2003 as compared to the 2002 period was primarily the result of the items discussed above. Net income for the 2002 period was negatively impacted by a cumulative effect of a change in accounting principle. Upon the implementation of FASB Statement 142, BankAtlantic Bancorp performed the required goodwill impairment test as of January 1, 2002 and concluded that the goodwill assigned to the Ryan Beck reportable segment was impaired. As a consequence, the Company recorded a $15.1 million impairment loss (net of tax) effective as of January 1, 2002 as a cumulative effect of a change in accounting principle.

Minority interest in income of consolidated subsidiaries in 2003 was $24.5 million as compared to $13.2 million during the same 2002 period. The 2003 increase in income to the minority holders primarily resulted from BankAtlantic Bancorp increase in net income of $31.6 million in 2003 as compared to $17.8 million in 2002. The 2002 period includes a $23.8 million extraordinary gain from the Gruntal transaction and a loss of $15.1 million from the cumulative effect of a change in accounting principle associated with goodwill impairment as previously discussed. Minority interest in BankAtlantic Bancorp was approximately 77.5% in 2003 and 77.4% in 2002.

BANK RESULTS OF OPERATIONS

NET INTEREST INCOME

                                                              AVERAGE BALANCE SHEET - YIELD / RATE ANALYSIS
                                                                         FOR THE THREE MONTHS ENDED
                                                ----------------------------------------------------------------------------
                                                          JUNE 30, 2003                                  JUNE 30, 2002
                                                ------------------------------------    ------------------------------------
              (In thousands)                     AVERAGE      REVENUE/      YIELD/       AVERAGE      REVENUE/      YIELD/
                                                 BALANCE      EXPENSE        RATE        BALANCE      EXPENSE        RATE
                                                ----------   ----------   ----------    ----------   ----------   ----------
Loans:
    Residential real estate                     $1,880,890   $   22,556         4.80%   $1,570,598   $   25,139         6.40%
    Commercial real estate                       1,554,965       23,373         6.01     1,499,812       24,826         6.62
    Consumer                                       306,740        3,520         4.59       245,209        3,522         5.75
    Lease financing                                 22,713          648        11.41        46,315        1,453        12.55
    Commercial business                            106,323        1,496         5.63        96,711        1,387         5.74
    Small business                                 158,798        2,895         7.29       152,670        2,995         7.85
                                                ----------   ----------   ----------    ----------   ----------   ----------
              Total loans                        4,030,429       54,488         5.41     3,611,315       59,322         6.57
                                                ----------   ----------   ----------    ----------   ----------   ----------
   Investments                                     900,224       12,848         5.71     1,264,991       20,300         6.42
                                                ----------   ----------   ----------    ----------   ----------   ----------
   Total interest earning assets                 4,930,653       67,336         5.46%    4,876,306       79,622         6.53%
                                                             ----------   ----------                 ----------   ----------
   Goodwill and core deposit intangibles            83,591                                  90,678
   Other non-interest earning assets               237,074                                 247,027
                                                ----------                              ----------
   Total Assets                                 $5,251,318                              $5,214,011
                                                ==========                              ==========

Deposits:
    Savings                                     $  185,685          268         0.58%   $  148,926          375         1.01%
    NOW                                            454,108          561         0.50       337,707          735         0.87
    Money funds                                    836,246        2,625         1.26       778,630        3,659         1.88
    Certificate accounts                           913,564        6,304         2.77     1,340,929       12,337         3.69
                                                ----------   ----------   ----------    ----------   ----------   ----------
              Total deposits                     2,389,603        9,758         1.64     2,606,192       17,106         2.63
                                                ----------   ----------   ----------    ----------   ----------   ----------
   Short-term borrowed funds                       436,975        1,337         1.23       488,986        2,134         1.75
   Advances from FHLB                            1,313,896       15,291         4.67     1,169,404       15,676         5.38
   Long-term debt                                   33,684          491         5.85        14,294          224         6.29
                                                ----------   ----------   ----------    ----------   ----------   ----------
   Total interest bearing liabilities            4,174,158       26,877         2.58     4,278,876       35,140         3.29
   Non-interest bearing deposits                   535,567                                 422,215
   Non-interest bearing other liabilities           71,454                                  65,143
                                                ----------                              ----------
   Total liabilities                             4,781,179                               4,766,234
   Stockholder's equity                            470,139                                 447,777
                                                ----------                              ----------
   Total liabilities and stockholder's equity   $5,251,318                              $5,214,011
                                                ==========                              ==========
   Net interest income/ net interest spread                  $   40,459         2.88%                $   44,482         3.24%
                                                             ==========    ==========                ==========   ==========
   MARGIN
   Interest income/interest earning assets                                      5.46%                                   6.53%
   Interest expense/interest earning assets                                     2.19                                    2.89
                                                                          ----------                              ----------
   Net interest margin                                                          3.27%                                   3.64%
                                                                          ==========                              ==========

FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

The decline in net interest income during the period primarily resulted from a significant decline in the net interest margin. This was partially offset by earning asset growth.

The net interest margin was negatively impacted by the historically low interest rates during the 2003 quarter. This low interest rate environment resulted in accelerated prepayments of mortgage loans and investment securities with higher yields than the current market rates. BankAtlantic invested the proceeds from these repayments primarily in residential and commercial loans at the lower current rates. Mortgage loans and investment securities were also adversely affected by the downward re-pricing of floating rate securities. As a consequence, BankAtlantic had a greater decline in its yield on interest earning assets than in rates paid on interest bearing liabilities. The reduction in the net interest margin was partially offset by a change in BankAtlantic's deposit mix from higher rate certificate of deposit accounts to low cost deposits and insured money fund accounts. Low cost deposits are comprised of checking and savings accounts. Low cost average deposits increased from $909 million during the 2002 second quarter to $1,175 million during the same 2003 quarter, while certificate of deposit accounts declined from $1,341 million during the 2002 quarter to $914 million during the same 2003 period. Additionally, BankAtlantic experienced growth in its insured money fund accounts that bear lower rates than other interest bearing accounts. Our growth in low cost deposits resulted primarily from the "Florida's Most Convenient Bank" initiatives that include seven-day branch banking and high performance checking accounts. BankAtlantic opened over 35,000 new checking and savings accounts during the 2003 quarter compared to over 24,000 new accounts during the same 2002 period.

The growth in earning assets primarily resulted from the purchase and origination of commercial real estate, residential and home equity loans. During the six months ended June 30, 2003, BankAtlantic purchased $1.0 billion of residential loans and originated $675 million of loans, compared to residential loan purchases of $336 million and loan originations of $520 million during the same 2002 period. The above increases in earning assets were partially offset by repayments of residential loans and mortgage-backed securities and lower average balances related to several discontinued or curtailed lines of business, including our lease finance business, indirect consumer loans, syndication loans, international loans to correspondent banks and small business loans originated under policies in place prior to January 1, 2000.

Interest expense on short-term borrowings was substantially lower during 2003. The significant decline in short term borrowings interest expense reflected lower average short-term interest rates and a decline in average short term borrowings. The lower average balances were linked to higher average FHLB advance balances.

Interest expense on long-term debt for the 2003 quarter represents interest expense associated with mortgage-backed bonds acquired in connection with the Community acquisition and interest expense associated with $22 million of subordinated debentures issued in November 2002. Interest expense on long-term debt for the 2002 quarter represents interest expense associated with the mortgage-backed bonds.

                                                                     AVERAGE BALANCE SHEET / RATE ANALYSIS
                                                                           FOR THE SIX MONTHS ENDED
                                                -----------------------------------------------------------------------------
                                                           JUNE 30, 2003                              JUNE 30, 2002
                                                ------------------------------------    -------------------------------------
                       (In thousands)            AVERAGE      REVENUE/      YIELD/       AVERAGE      REVENUE/       YIELD/
                                                 BALANCE      EXPENSE        RATE        BALANCE      EXPENSE         RATE
                                                ----------   ----------   ----------    ----------   ----------    ----------
Loans:
    Residential real estate                     $1,721,109   $   44,142         5.13%   $1,331,126   $   43,160          6.48%
    Commercial real estate                       1,542,751       46,239         5.99     1,402,857       45,357          6.47
    Consumer                                       301,735        6,988         4.63       231,669        6,754          5.83
    Lease financing                                 26,318        1,482        11.26        49,593        3,044         12.28
    Commercial business                            103,553        2,945         5.69       103,678        3,046          5.88
    Small business                                 161,460        5,932         7.35       130,969        5,248          8.01
                                                ----------   ----------   ----------    ----------   ----------    ----------
             Total loans                         3,856,926      107,728         5.59     3,249,892      106,609          6.56
                                                ----------   ----------   ----------    ----------   ----------    ----------
   Investments                                     926,628       26,536         5.73     1,257,912       40,117          6.38
                                                ----------   ----------   ----------    ----------   ----------    ----------
   Total interest earning assets                 4,783,554      134,264         5.61%    4,507,804      146,726          6.51%
                                                             ----------    ----------                ----------    ----------
   Goodwill and core deposit intangibles            84,170                                  54,552
   Other non-interest earning assets               249,449                                 212,150
                                                ----------                              ----------
   Total Assets                                 $5,117,173                              $4,774,506
                                                ==========                              ==========

Deposits:
    Savings                                     $  178,531          584         0.66%   $  127,955          644          1.01%
    NOW                                            439,944        1,103         0.51       286,372        1,085          0.76
    Money funds                                    822,938        5,278         1.29       708,528        6,627          1.89
    Certificate accounts                           940,069       13,962         3.00     1,232,917       24,077          3.94
                                                ----------   ----------   ----------    ----------   ----------    ----------
             Total deposits                      2,381,482       20,927         1.77     2,355,772       32,433          2.78
                                                ----------   ----------   ----------    ----------   ----------    ----------
   Short-term borrowed funds                       361,763        2,174         1.21       425,377        3,715          1.76

   Advances from FHLB                            1,299,519       30,608         4.75     1,128,039       30,597          5.47
   Long-term debt                                   34,543          938         5.48         7,941          240          6.09
                                                ----------   ----------   ----------    ----------   ----------    ----------
   Total interest bearing liabilities            4,077,307       54,647         2.70     3,917,129       66,985          3.45
   Non-interest bearing deposits                   507,119                                 370,505
   Non-interest bearing other liabilities           67,518                                  76,912
                                                ----------                              ----------
   Total Liabilities                             4,651,944                               4,364,546
   Stockholder's equity                            465,229                                 409,960
                                                ----------                              ----------
   Total liabilities and stockholder's equity   $5,117,173                              $4,774,506
                                                ==========                              ==========
   Net interest income/net
    interest spread                                          $   79,617         2.91%                 $   79,741         3.06%
                                                             ==========   ==========                  ==========   ==========
   MARGIN
   Interest income/interest earning assets                                      5.61%                                    6.51%
   Interest expense/interest earning assets                                     2.30                                     3.00
                                                                          ----------                               ----------
   Net interest margin                                                          3.31%                                    3.51%
                                                                          ==========                               ==========

FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

Net interest income for the six month period remained at 2002 levels as the decline in the net interest margin was offset by higher average earning assets. The decline in total interest income and total interest expense resulted from the items discussed above, except that the Community acquisition had a greater impact on the six month comparison, primarily on earning asset growth, as Community was acquired on March 22, 2002.

BANKATLANTIC PROVISION FOR LOAN LOSSES

                                      FOR THREE MONTHS ENDED      FOR SIX MONTHS ENDED
                                     ------------------------    ------------------------
                                             JUNE 30,                    JUNE 30,
                                     ------------------------    ------------------------
                                        2003          2002          2003          2002
                                     ----------    ----------    ----------    ----------
BALANCE, BEGINNING OF PERIOD         $   48,695    $   48,927        48,022    $   44,585
CHARGE-OFFS:
 Syndication loans                           --            --            --        (8,000)
 Commercial real estate loans                --        (4,309)           --        (4,309)
 Small business                          (1,433)       (1,261)       (2,053)       (2,192)
 Lease financing                           (536)       (1,972)       (2,989)       (4,185)
 Consumer loans - direct                   (310)         (237)         (545)         (649)
 Consumer loan - indirect                  (180)         (299)         (350)         (736)
 Residential real estate loans              (98)           (3)         (212)         (142)
                                     ----------    ----------    ----------    ----------
TOTAL CHARGE-OFFS                        (2,557)       (8,081)       (6,149)      (20,213)
                                     ----------    ----------    ----------    ----------
RECOVERIES:
 Syndication loans                          204            --         2,331           683
 Commercial business loans                   21            19            49            37
 Commercial real estate loans                --             3             1            17
 Small business                             575           698         1,408         1,089
 Lease financing                            673           963         1,312         1,898
 Consumer loans - direct                    130           116           306           233
 Consumer loans - indirect                  284           382           572           843
 Residential real estate loans               61            60           118            63
                                     ----------    ----------    ----------    ----------
TOTAL RECOVERIES                          1,948         2,241         6,097         4,863
                                     ----------    ----------    ----------    ----------
NET CHARGE-OFFS                            (609)       (5,840)          (52)      (15,350)
Provision for loan losses                 1,490         6,139         2,340         8,704
Allowance for loan losses acquired           --          (639)         (734)       10,648
                                     ----------    ----------    ----------    ----------
BALANCE, END OF PERIOD               $   49,576    $   48,587    $   49,576    $   48,587
                                     ==========    ==========    ==========    ==========

The substantial reduction in net charge-offs during the second quarter of 2003, compared to the same 2002 period, resulted from a $4.3 million partial charge-off of a commercial real estate residential construction loan during the 2002 period and a significant reduction in lease charge-offs associated with declining portfolio balances during 2003.

The improvement in net charge-offs during the six months ended June 30, 2003 compared to the same 2002 period primarily resulted from recoveries of previously charged off loans and significant syndication and commercial real estate loan charge-offs during the 2002 period. During 2003, BankAtlantic recovered $2.1 million from the settlement of a syndication loan that was written down by $8.0 million in 2002. During the 2002 period, BankAtlantic recovered $683,000 from another syndication loan that was charged-off in a prior period. The remaining improvement in net charge-offs resulted primarily from lower net charge-offs associated with discontinued or curtailed lines of business (former small business, indirect consumer and syndication lending programs and lease financing).

The decline in the provision for loan losses reflects a substantial decline in charge-offs as indicated above. This was partially offset by a large increase in loan receivable balances and additional allowances for loan losses established in connection with borrowers in the hospitality industry.

Allowance for loan losses acquired and adjustments to the allowance for loan losses acquired represents the loan loss allowance acquired in connection with the Community acquisition.

At the indicated dates, BankAtlantic's non-performing assets and potential problem loans were (in thousands):

                                                JUNE 30,      DECEMBER 31,
                                                  2003            2002
                                             -------------   -------------
    NONPERFORMING ASSETS
    NONACCRUAL:
    Tax certificates                         $       1,418   $       1,419
    Loans and leases                                11,890          18,918
                                             -------------   -------------
      Total nonaccrual                              13,308          20,337
                                             -------------   -------------
    REPOSSESSED ASSETS:
    Real estate owned, net of allowance              8,159           9,607
    Vehicles and equipment                             434               4
                                             -------------   -------------
      Total repossessed assets                       8,593           9,611
                                             -------------   -------------
       Total non-performing assets                  21,901          29,948
        Specific valuation allowances                   --          (1,386)
                                             -------------   -------------
    TOTAL NON-PERFORMING ASSETS, NET         $      21,901   $      28,562
                                             =============   =============

    ALLOWANCES
    Allowance for loan losses                $      49,576   $      48,022
    Allowance for tax certificate losses             2,217           1,873
                                             -------------   -------------
    TOTAL ALLOWANCES                         $      51,793   $      49,895
                                             =============   =============

    POTENTIAL PROBLEM LOANS
    Contractually past due 90 days or more   $          --   $         100
    Restructured loans                               1,439           1,882
    Delinquent residential loans purchased           1,301           1,464
                                             -------------   -------------
    TOTAL POTENTIAL PROBLEM LOANS            $       2,740   $       3,446
                                             =============   =============

Non-performing assets continued to decline during 2003. Non-performing assets represented 0.51% of total loans, tax certificates and repossessed assets at June 30, 2003 compared to 0.83% at December 31, 2002. The improvement in the ratio reflects a significant increase in total loans as well as a significant decline in non-accrual loans. The decline in non-accrual loans reflects a $2.1 million charge-off of a lease in the aviation industry, a $1.3 million payoff of an aviation lease and a $960,000 payoff of a commercial real estate loan acquired in connection with the Community acquisition. Additionally, non-accrual residential loans declined from $12.8 million at December 31, 2002 to $11.2 million at June 30, 2003.

The decline in repossessed assets was primarily due to a $750,000 write down of an REO property based on a reassessment of the property during the first quarter of 2003 and the sale of a commercial real estate REO property. The REO property sold had a carrying value of $566,000 at December 31, 2002. A $200,000 gain was recognized on the sale of the property. The increase in repossessed vehicles and equipment resulted from the repossession of leased aviation equipment.

The allowance for loan losses was 1.24% and 1.34% of total loans at June 30, 2003 and 2002, respectively. The decline in the ratio resulted from improved credit quality and a significant increase in loans receivable at June 30, 2003 compared to the same 2002 period end. Loans receivable increased from $3,613 million at June 30, 2002 to $4,074 million at June 30, 2003. The loan growth primarily resulted from the purchase of $1.1 billion of residential loans during the six months ended June 30, 2003. Although BankAtlantic's loans receivable substantially increased, the allowance for loan losses only slightly increased from December 31, 2002 due to a change in the mix of loan portfolio resulting from lower lease financings and non-mortgage loan balances to higher commercial real estate and residential real estate loan balances. Historically, mortgage loans require lower allowances for loan losses than lease financings and non-mortgage loans. The above improvements in allowance for loan losses associated with the change in BankAtlantic's loan portfolio mix was partially offset by higher allowances on loan balances associated with the hospitality industry. Based on an evaluation of hospitality loans in BankAtlantic's portfolio and economic trends in the industry, BankAtlantic adjusted its hospitality allowance for loan losses to reflect perceived adverse trends in the industry.

The decline in potential problem loans was due to the improved performance or repayment of loans that were previously categorized as potential problem loans.

NON-INTEREST INCOME

                                               FOR THE THREE MONTHS                  FOR THE SIX MONTHS
BANKING OPERATIONS                                 ENDED JUNE 30,                       ENDED JUNE 30,
                                        ----------------------------------    ----------------------------------
(IN THOUSANDS)                             2003         2002      CHANGE         2003         2002      CHANGE
                                        ---------    ---------   ---------    ---------    ---------   ---------
Other service charges and fees          $   6,071    $   3,550   $   2,521    $   9,989    $   6,655   $   3,334
Service charges on deposits                 9,605        5,687       3,918       18,163       10,550       7,613
Income from real estate joint venture       1,985          561       1,424        2,315          561       1,754
Securities activities, net                    (18)       2,771      (2,789)         (38)       2,792      (2,830)
Other                                       1,643          973         670        3,215        2,338         877
                                        ---------    ---------   ---------    ---------    ---------   ---------
 Non-interest income                    $  19,286    $  13,542   $   5,744    $  33,644    $  22,896   $  10,748
                                        =========    =========   =========    =========    =========   =========

Other service charges and fees increased 71% and 50% during the 2003 second quarter and year to date, respectively, compared to the same 2002 periods. This increase primarily resulted from prepayment penalties associated with commercial loans and check card income. During the quarter and year-to-date periods of 2003, BankAtlantic experienced a significant increase in prepayment penalties assessed on borrowers refinancing commercial loans in response to historically low interest rates. Also BankAtlantic's debit card income increased substantially, reflecting the opening of approximately 172,000 new deposit accounts since January 2002. During the 2003 periods, check card income was also favorably impacted by card conversion fees received from MasterCard in consideration for converting BankAtlantic's customer check cards from Visa.

Revenues from service charges on deposits increased by 69% and 72% during the 2003 quarter and year to date, respectively, from the comparable 2002 periods. The increase in service charge revenues primarily resulted from a higher volume of overdrafts. This was partially offset by lower monthly checking account fee income. Overdraft fee income increased by 99% and 115% for the three and six months ended June 30, 2003, respectively, compared to the same 2002 period. The substantial increase in overdraft fee income was a direct result of an increase in checking accounts attributed to BankAtlantic's totally free checking products and "Florida's Most Convenient Bank" initiatives. The above increase in service charge income was partially offset by 36% and 30% declines in monthly checking account fee income for the three and six months ended June 30, 2003, respectively, compared to the same 2002 periods, as BankAtlantic discontinued its promotion of fee-based checking products.

Income from real estate joint venture represents equity earnings from a real estate joint venture acquired in connection with the Community acquisition on March 22, 2002. The substantial increase in equity earnings during the 2003 quarter compared to the same 2002 period resulted from an increase in units closed. During the 2003 quarter, the joint venture closed 12 units compared to 3 units during the same 2002 period.

Securities activities, net for the three and six months ended June 30, 2003 represent unrealized losses on derivative instruments.

Securities activities for the three and six months ended June 30, 2002 resulted primarily from the sale of REMIC securities and corporate bonds for gains of $2.4 million and $367,000, respectively.

Other income during the 2003 quarter and year-to-date period was favorably impacted by the expansion of a branch brokerage business unit during the fourth quarter of 2002, which earned $282,000 and $650,000 in commissions during the three and six months ended June 30, 2003, respectively. Other income during the three and six months ended June 30, 2002 included a $294,000 loss from the sale in June 2002 of servicing rights associated with residential loans acquired in connection with the Community acquisition.

NON-INTEREST EXPENSE

                                                    FOR THE THREE MONTHS                  FOR THE SIX MONTHS
BANKING OPERATIONS                                      ENDED JUNE 30,                       ENDED JUNE 30,
                                              ---------------------------------    ---------------------------------
(IN THOUSANDS)                                   2003        2002      CHANGE         2003        2002      CHANGE
                                              ---------   ---------   ---------    ---------   ---------   ---------
Employee compensation and benefits            $  20,264   $  16,880   $   3,384    $  39,303   $  30,957   $   8,346
Occupancy and equipment                           6,699       7,832      (1,133)      13,335      14,303        (968)
Advertising and promotion                         2,764       2,034         730        4,175       3,047       1,128
Amortization of intangible assets                   439         454         (15)         893         454         439
Acquisition related charges and impairments          --         731        (731)          --       1,805      (1,805)
Restructuring charges and impairments               257       1,007        (750)         257       1,007        (750)
Professional fees                                   883         793          90        1,889       1,373         516
Other                                             6,887       6,568         319       13,575      11,657       1,918
                                              ---------   ---------   ---------    ---------   ---------   ---------
  Non-interest expense                        $  38,193   $  36,299   $   1,894    $  73,427   $  64,603   $   8,824
                                              =========   =========   =========    =========   =========   =========

Compensation and benefits expense increased by 20% for the three months ended June 30, 2003 from the comparable 2002 quarter. The increase primarily resulted from the implementation of a profit sharing plan on January 1, 2003, higher pension obligations and an increase in the number of employees. Total full-time equivalent employees increased from 1,244 at March 31, 2002 to 1,322 at June 30, 2003. The significant increase in personnel resulted from the implementation of the "Florida's Most Convenient Bank" initiatives, including seven-day branch banking, extended weekday branch hours and a 24/7 customer service center. The implementation commenced on April 1, 2002. During the 2003 quarter a $1.5 million employee profit sharing expense was recorded and $600,000 of pension expenses were incurred compared to no profit sharing expense and $120,000 of pension expenses during the same 2002 quarter. The pension expense was associated with a frozen defined benefit plan and a 401(k) plan.

Compensation and benefits expense for the 2003 six month period increased by 27% from the comparable 2002 six-month period. The increase in compensation expense resulted from the items discussed above as well as the addition of 172 employees hired following the Community acquisition on March 22, 2002. Total full-time equivalent employees increased from 873 at December 31, 2001 to 1,322 at June 30, 2003. During the six-months ended June 30, 2003, we recorded a $2.8 million profit sharing expense and $1.4 million of pension expenses compared to no profit sharing expense and $357,000, respectively, during the same 2002 period.

Occupancy and equipment expenses decreased by 14% and 7% for the 2003 second quarter and six month period, respectively, compared to the same 2002 periods. The decline in occupancy and equipment expenses primarily resulted from lower data processing costs and depreciation expense. The decline in data processing expenses was associated with the renewal of a contract at significantly lower rates than the contract that existed during the 2002 periods. The decrease in depreciation expense reflects $500,000 of accelerated depreciation expense during the second quarter of 2002 associated with BankAtlantic's on-line banking delivery system which was upgraded during 2002. The decrease in occupancy expense during the six months ended June 30, 2003 compared to the same 2002 period was partially offset by additional costs associated with the branches acquired in connection with the March, 2002 Community acquisition.

Advertising expenses during the three and six months ended June 30, 2003 and 2002 reflect marketing initiatives to promote BankAtlantic's new "high performance checking" account products and BankAtlantic's "Florida's Most Convenient Bank" initiatives. Amortization of intangible assets consisted of the amortization of core deposit intangible assets acquired in connection with the Community acquisition. The core deposit intangible assets are being amortized over an estimated life of seven years. Acquisition related charges and impairments included various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. In connection with the acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002.

During the second quarter of 2003, BankAtlantic relocated a branch, transferred the real estate associated with the closed branch to real estate held for sale and recognized an impairment loss as shown in the above table.

During June 2002, BankAtlantic adopted a plan to discontinue certain ATM relationships primarily at convenience stores and gas stations. This resulted in an $801,000 restructuring charge and a $206,000 impairment write-down. It was determined that these relationships did not meet BankAtlantic's performance expectations and were unlikely to meet future profitability goals.

The higher professional fees for the three and six months ended June 30, 2003, compared to the same 2002 periods, were primarily associated with legal fees incurred in connection with a lawsuit filed against BankAtlantic in October 2002 relating to BankAtlantic's "Florida's Most Convenient Bank" initiative. See Note 16 to Notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a description of this lawsuit.

The increase in other expenses during the three months ended June 30, 2003, compared to the same 2002 period, primarily resulted from check card conversion costs associated with switching customers' check cards from Visa to MasterCard.

The increase in other expenses for the six months ended June 30, 2003, compared to the same 2002 period, primarily resulted from a $750,000 write-down of an REO property as well as an increase in operating expenses associated with the foreclosed property during 2003. The remaining increase in other expenses resulted from additional check losses attributed to a significant increase in transaction account volume as well as higher general operating expenses associated with the Community acquisition.

LEVITT CORPORATION AND SUBSIDIARIES RESULTS OF OPERATIONS

                                              FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                  ENDED JUNE 30,                      ENDED JUNE 30,
                                         --------------------------------    ---------------------------------
(IN THOUSANDS)                             2003        2002       CHANGE       2003        2002       CHANGE
                                         --------    --------    --------    --------    --------    --------
NET INTEREST INCOME:
Interest on loans and investments        $    233    $    384    $   (151)   $    461    $    798    $   (337)
Interest on notes and bonds payable        (1,957)     (2,250)        293      (4,104)     (3,654)       (450)
Capitalized interest                        1,949       1,938          11       3,855       3,340         515
                                         --------    --------    --------    --------    --------    --------
NET INTEREST INCOME                           225          72         153         212         484        (272)
                                         --------    --------    --------    --------    --------    --------
NON-INTEREST INCOME:
Net revenues from sales of real estate     18,139      11,470       6,669      31,267      23,161       8,106
Income from unconsolidated subsidiary       1,940       1,522         418       1,806       1,522         284
Other                                         590         352         238       1,116         715         401
                                         --------    --------    --------    --------    --------    --------
 Non-interest income                       20,669      13,344       7,325      34,189      25,398       8,791
                                         --------    --------    --------    --------    --------    --------
NON-INTEREST EXPENSE:
Employee compensation and benefits          4,708       3,538       1,170       8,390       6,158       2,232
Advertising and promotion                   1,442         818         624       2,411       1,566         845
Selling, general and administrative         3,935       3,142         793       7,078       5,777       1,301
Professional fees                             411         107         304         508         184         324

Other                                          34           6          28         281         104         177
                                         --------    --------    --------    --------    --------    --------
  Non-interest expense                     10,530       7,611       2,919      18,668      13,789       4,879
                                         --------    --------    --------    --------    --------    --------
Income before income taxes               $ 10,364    $  5,805    $  4,559    $ 15,733    $ 12,093    $  3,640
                                         ========    ========    ========    ========    ========    ========

The tables set forth below summarize Levitt and Sons backlog of homes, margin on sales of homes, homes delivered and new home sales contracts. They also summarize Core Communities' inventory in acres as well as its margin on land sales and acres sold.

                                                           FOR THE THREE MONTHS                       FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                            ENDED JUNE 30,
                                                ----------------------------------------     ---------------------------------------
                                                         2003                 2002                  2003                2002
                                                -------------------  -------------------     ----------------  ---------------------
 LEVITT AND SONS AND JOINT VENTURES:
  Margin on sales of homes                               23%                  18%                   23%                 18%
  New homes sale contracts - units                       570                  236                  1,063                425
  New homes sale contracts - dollars               $128.8 million        $48.3 million        $235.4 million       $90.6 million
  Homes delivered                                        210                  188                   372                 325
  Joint venture homes delivered                           --                   42                    --                 111

 CORE COMMUNITIES:
  Margin on land sales                                   37%                  62%                   38%                 70%
  Acres sold                                            1,214                 64                   1,350                329


                                                              AS OF JUNE 30,
                                                ------------------------------------------
                                                        2003                 2002
                                                -------------------  ---------------------
 LEVITT AND SONS AND JOINT VENTURES:
  Backlog of homes                                     1,576                 713
  Backlog sales value                              $336.5 million       $152.7 million
  Unsold lot inventory                                 3,162                3,570

 CORE COMMUNITIES:
  Inventory in acres                                   5,214                5,857

FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

Income before income taxes increased 79%, to $10.4 million for the three months ended June 30, 2003, from $5.8 million for the same 2002 period. Levitt's increase in income before taxes primarily resulted from higher gains on sales of real estate and joint venture activities of $6.7 million and increased income from an unconsolidated real estate subsidiary of $418,000. These increases in income were partially offset by increases in employee compensation and benefits, advertising, professional fees and selling, general and administrative expenses.

Gains on sales of real estate developed for sale and joint venture activities represent the net profits on sales of real estate by Levitt and Sons, Core Communities and Levitt Commercial, as well as equity from earnings in real estate joint ventures activities. During the three months ended June 30, 2003, Core Communities' net margin on land sales increased 65%, to $7.6 million for the quarter ended June 30, 2003 from $4.6 million for the same 2002 period. During 2003, 1,214 acres were sold, as compared to 64 acres sold in 2002. The 1,214 acres sold during 2003 were sold at a margin of 37%, as compared to the 64 acres sold in 2002, were sold with a margin of 62%. The primary reason for the reduction in the margin was the decrease in commercial land sales in 2003 as compared to 2002. Levitt and Sons margin from home sales increased 48%, to $10.2 million for the quarter ended June 30, 2003 from $6.9 million for the same 2002 period. During the 2003 period, 210 homes were delivered, as compared to 188 homes delivered during the 2002 period. Levitt Commercial's margin on the sales of its inventory for the quarter ended June 30, 2003 was approximately $361,000. Equity from earnings in real estate joint venture activities during the second quarter of 2003 and 2002 were approximately $231,000 and $476,000, respectively. Gains from sales of real estate also include Levitt Corporation's parent company amortization of previously capitalized interest of $347,000 and $415,000 for the 2003 and 2002 periods, respectively.

In April 2002, Levitt Corporation acquired 35% of Bluegreen Corporation's common stock. Levitt's investment in Bluegreen Corporation is accounted for under the equity method. Income from unconsolidated real estate subsidiary represents Levitt's ownership interest in the earnings of Bluegreen Corporation adjusted for the amortization of purchase accounting adjustments that arose at the acquisition date. Bluegreen's reported net income for the quarter ended June 30, 2003 and 2002 were $6.3 million and $5.2 million, respectively. Levitt's income from Bluegreen for the quarters ended June 30, 2003 and 2002 were $2.1 million and $1.5 million, respectively. BankAtlantic Bancorp's 5% interest in Bluegreen and the income associated with that interest is included in "BankAtlantic Bancorp Parent Company Results of Operation".

The increase in non-interest expense during the 2003 period, as compared to the same 2002 period, resulted from an increase in employee compensation and benefits, advertising, professional fees and selling, general and administrative. The increase in employee compensation and benefits was primarily associated with an increase in personnel resulting from the addition of several new development projects. Levitt's number of full time employees increased to 269 at June 30, 2003 from 216 at June 30, 2002, and the number of part time employees increased to 43 at June 30, 2003 from 29 at June 30, 2002. New projects and an increase in home deliveries resulted in an increase in advertising, selling, general and administrative expenses. The increase in professional fees during the quarter ended June 30, 2003, as compared to the same 2002 period, primarily resulted from legal and consulting fees associated with the filing of a registration statement with the SEC for a proposed debt offering.

FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

Income before income taxes increased 30%, to $15.7 million for the six months ended June 30, 2003 from $12.1 million for the same 2002 period. This increase in income resulted from an $8.1 million increase in Levitt's net profit from the sales of real estate and joint venture activities, as well as increases in other income of $401,000 and $284,000 in income from Bluegreen. These increases in Levitt's income were partially offset by increases in employee compensation and benefits, advertising, professional fees and selling, general and administrative expenses.

Levitt and Sons margin from home sales increased 53%, to $18.7 million for the six months ended June 30, 2003 from $12.3 million for the same 2002 period, resulting from an increase in home deliveries, as well as an increase in the average sales price of homes. During the 2003 period, 372 homes were delivered, as compared to 325 homes delivered during the 2002 period, and the average sales price of homes delivered increased from $210,960 to $221,840. During the six months ended June 30, 2003, Core Communities' margin on land sales was $12.3 million, as compared to $15.6 million in 2002. During 2003, 1,350 acres were sold with a margin of 38%, as compared to 329 acres sold in 2002 with a margin of 70%. The primary reason for the reduction in the margin was the decrease in commercial land sales in 2003 as compared to 2002. Margin on land sales in 2002 included the sale of two commercial properties which yielded gross revenue and a margin of $10.6 million and $9.3 million, respectively. In 2002, approximately $4.9 million is included in Core Communities' margin on land sales to Levitt and Sons. This inter-company transaction was eliminated in consolidation. During the first quarter of 2003, Levitt Commercial commenced the delivery of its flex warehouse units and the margin on the sales of its inventory for the six months ended June 30, 2003 was approximately $908,000. Equity from earnings (loss) in real estate joint venture activities resulted in a loss of $82,000 during 2003 and income of $1.4 million during the 2002 period. This decrease in earnings from our real estate joint venture activities primarily resulted from declines in home deliveries from a joint venture because the joint venture project was nearing sell-out in 2002. Gains from the sales of real estate and joint venture activities includes Levitt Corporation's parent company amortization of interest previously capitalized of $617,000 and $922,000 for the 2003 and 2002 period, respectively.

Bluegreen's reported net income for the six months ended June 30, 2003 was $8.4 million and for the period of ownership in 2002, was $5.2 million. Levitt's ownership interest in the earnings of Bluegreen for the 2003 and 2002 periods were approximately $2.8 million and $1.5 million, respectively. Levitt's 2003 income was reduced by $1.0 million due to the effects of purchase accounting adjustments primarily related to Bluegreen's sale of retained interests in notes receivable at the acquisition date.

The increase in non-interest expense primarily resulted from the items discussed for the three months ended June 30, 2003, as compared to the same 2002 period.

RYAN BECK & CO. AND SUBSIDIARIES RESULTS OF OPERATIONS

                                                      FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                         ENDED JUNE 30,                        ENDED JUNE 30,
                                              -----------------------------------    -----------------------------------
(IN THOUSANDS)                                   2003         2002       CHANGE        2003         2002        CHANGE
                                              ---------    ---------    ---------    ---------    ---------    ---------
NET INTEREST INCOME:

Interest on securities owned                  $   4,801    $   3,472    $   1,329    $   9,148    $   4,170    $   4,978
Interest expense                                   (850)        (693)        (157)      (1,575)      (1,021)        (554)
                                              ---------    ---------    ---------    ---------    ---------    ---------
NET INTEREST INCOME                               3,951        2,779        1,172        7,573        3,149        4,424
                                              ---------    ---------    ---------    ---------    ---------    ---------
NON-INTEREST INCOME:
Principal transactions                           30,028       16,725       13,303       60,069       24,232       35,837
Investment banking                                6,019        5,080          939       14,532        7,999        6,533
Commissions                                      22,219       16,386        5,833       42,108       19,418       22,690
Other                                             1,218        1,440         (222)       2,402        1,580          822
                                              ---------    ---------    ---------    ---------    ---------    ---------
 Non-interest income                             59,484       39,631       19,853      119,111       53,229       65,882
                                              ---------    ---------    ---------    ---------    ---------    ---------
NON-INTEREST EXPENSE:
Employee compensation and benefits               43,985       30,959       13,026       88,274       40,673       47,601
Occupancy and equipment                           3,192        2,719          473        6,563        3,542        3,021
Advertising and promotion                         1,092          922          170        2,443        1,371        1,072
Professional fees                                 3,215        1,358        1,857        5,570        1,897        3,673
Communications                                    4,644        3,313        1,331        8,909        4,227        4,682
Floor broker and clearing fees                    2,519        2,467           52        4,921        3,316        1,605
Acquisition related charges and impairments          --        3,191       (3,191)          --        3,191       (3,191)
Other                                             2,565        1,898          667        5,032        2,345        2,687
                                              ---------    ---------    ---------    ---------    ---------    ---------
  Non-interest expense                           61,212       46,827       14,385      121,712       60,562       61,150
                                              ---------    ---------    ---------    ---------    ---------    ---------
Income before income taxes                    $   2,223    $  (4,417)   $   6,640    $   4,972    $  (4,184)   $   9,156
                                              =========    =========    =========    =========    =========    =========

The significant increase in net interest income during the three and six months ended June 30, 2003 compared to the same 2002 periods primarily resulted from an increase in corporate, government bond, and municipal bond inventory average balances. The average inventory increased from $70.8 million for the three months ended June 30, 2002 to $148 million for the same 2003 period. The increase in the average inventory during the three and six months ended June 30, 2003, compared to the same 2002 periods, was impacted by higher inventories associated with the April 26, 2002 Gruntal transaction. Also contributing to the increase in interest income for the three and six months ended June 30, 2003, compared to the same 2002 periods, was Ryan Beck's participation in interest income associated with approximately $296 million of customer margin debit balances and fees earned in connection with approximately $1.5 billion in customer money market balances. The majority of these accounts were acquired in connection with the Gruntal acquisition. The above increases in net interest income were partially offset by the interest expense associated with $5.0 million of borrowings from the Company, as well as an increased level of borrowings from Ryan Beck's clearing agent as a result of a higher volume of trading.

Principal transaction revenue increased during the three and six months ended June 30, 2003, by 80% and 148% respectively. The primary reason for the increase in both periods was the inclusion of the additional financial consultants and trading personnel hired as a result of the Gruntal transaction. The three months ended June 30, 2002 includes the former Gruntal personnel for the month of May and June 2002, as the transaction was completed on April 26, 2002. This increase was also due to valuation gains associated with the firm's deferred compensation plans. These increases were offset by $2.5 million of valuation losses on certain securities positions held by Ryan Beck's subsidiary, GMS. This is the second consecutive quarter that Ryan Beck realized a sizable loss associated with GMS's portfolio of not readily marketable securities.

Investment banking revenue increased during the three and six months ended June 30, 2003 by 18% and 82%, respectively. The improvement during the quarter was due to an increase in the number and size of deals transacted during 2003, compared to the same 2002 period. The improvement during the six month period was mainly attributable to approximately $4 million in fees generated from a large transaction for one of Ryan Beck's institution group clients.

For the three and six months ended June 30, 2003, as compared to the same periods during 2002, commission revenue increased by 36% and 117%, respectively. The improvement was mainly attributable to the additional financial consultants hired as a result of the Gruntal transaction.

For the three and six months ended June 30, 2003, as compared to the same periods during 2002, employee compensation and benefits increased by 42% and 117%, respectively. The increase was mainly attributable to the additional personnel hired and increases in discretionary bonus accruals associated with the increase in firm revenue resulting from the Gruntal transaction. Occupancy and equipment expense increased by 17% and 85%, respectively. The increase was primarily due to the additional offices acquired in the Gruntal transaction, as well as two additional offices that were added in the first quarter of 2003. The increase in communications, floor brokers, clearing fees, and other expenses related primarily to increased commission revenue and principal transactions revenue associated with the additional financial consultants. The higher professional fees primarily resulted from a significant increase in legal costs associated with third party litigation involving Gruntal in which claims have been asserted against Ryan Beck. See Note 16 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a description of claims. The acquisition related charges and impairments represent costs associated with the Gruntal transaction such as professional fees, stay bonuses and branch closures.

BANKATLANTIC BANCORP PARENT COMPANY RESULTS OF OPERATIONS

                                                               FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                        ENDED JUNE 30,
                                                        -----------------------------------    -----------------------------------
(IN THOUSANDS)                                             2003         2002       CHANGE         2003         2002       CHANGE
                                                        ---------    ---------    ---------    ---------    ---------    ---------
NET INTEREST INCOME:
Interest and fees on loans                              $     419    $     419    $      --    $     835    $     517    $     318
Interest on short term investments                             90           35           55          127          248         (121)
Interest on subordinated debentures, notes payable
  and guaranteed preferred interests in
  Junior Subordinated Debentures                           (4,260)      (4,522)         262       (7,904)      (7,845)         (59)
                                                        ---------    ---------    ---------    ---------    ---------    ---------
NET INTEREST INCOME                                        (3,751)      (4,068)         317       (6,942)      (7,080)         138
                                                        ---------    ---------    ---------    ---------    ---------    ---------
NON-INTEREST INCOME:
Gains on joint venture activities                              51           87          (36)          49          162         (113)
Income from unconsolidated real estate subsidiary             379          219          160          632          219          413
Securities activities                                          --      (17,845)      17,845          404      (14,827)      15,231
                                                        ---------    ---------    ---------    ---------    ---------    ---------
  Non-interest income                                         430      (17,539)      17,969        1,085      (14,446)      15,531
                                                        ---------    ---------    ---------    ---------    ---------    ---------
NON-INTEREST EXPENSE:
Investment banking expense                                    175           --          175          634          410          224
Employee compensation and benefits                             58        2,525       (2,467)          80        2,977       (2,897)
Professional fees                                             383          165          218          700          237          463
Loss on debt redemption                                     1,648           --        1,648        1,648           --        1,648
Other                                                         252           54          198          369          127          242
                                                        ---------    ---------    ---------    ---------    ---------    ---------
  Non-interest expense                                      2,516        2,744         (228)       3,431        3,751         (320)
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Loss before income taxes                                $  (5,837)   $ (24,351)   $  18,514    $  (9,288)   $ (25,277)   $  15,989
                                                        =========    =========    =========    =========    =========    =========

Interest and fees on loans during the three months ended June 30, 2003 and 2002 represent interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt. Interest and fees on loans during the six months ended June 30, 2002 represent interest income on the $5.0 million loan to Ryan Beck and three months of interest income associated with the Levitt loan. The $30 million loan was made to Levitt in April 2002.

Interest on short term investments during the three and six months ended June 30, 2003 and 2002 represent interest income earned on repurchase agreement investments with BankAtlantic.

The decrease in interest expense during the three months ended June 30, 2003, compared to the same 2002 period, resulted from lower rates on borrowings partially offset by higher average balances. During 2002 and the first six months of 2003, we redeemed higher rate trust preferred securities and subordinated debentures from the proceeds associated with the issuance of lower rate trust preferred securities. During the year ended December 31, 2002, BankAtlantic Bancorp issued $180.4 million of trust preferred securities, and during the six months ended June 30, 2003, BankAtlantic Bancorp issued $75 million of trust preferred securities. The average rate of these securities was 6.02% at June 30, 2003. A portion of the proceeds from the issuance of those trust preferred securities were used to retire $74.8 million of 9.50% fixed rate trust preferred securities and $21.0 million of 9.00% subordinated debentures. The average balance of subordinated debentures and trust preferred securities increased from $226.8 million during the 2002 quarter to $278.4 million during the corresponding 2003 quarter.

The slight increase in interest expense during the six months ended June 30, 2003, compared to the same 2002 period, primarily resulted from higher average balances partially offset by lower average rates. The higher average balances and lower rates resulted from the issuance of trust preferred securities mentioned above. The average balance of subordinated debentures and trust preferred securities increased from $197.0 million during the 2002 six month period to $266.8 million during the corresponding 2003 period.

Gains associated with joint venture activities resulted from the elimination of intercompany interest expense that was capitalized into real estate inventory on Levitt's books. The deferred credit is subsequently recognized as a reduction of cost of sales when the real estate is sold.

Income from unconsolidated real estate subsidiary represents BankAtlantic Bancorp's 5% ownership interest in the earnings of Bluegreen Corporation, adjusted for purchase accounting valuations.

Securities activities during the three months ended June 30, 2002 represented gains on sales of equity securities. There were no sales of securities during the three months ended June 30, 2003.

Securities activities during the six months ended June 30, 2003 represented a gain realized on a liquidating dividend from an equity security. Securities activities during the six months ended June 30, 2002 included sales discussed above as well as the sale of equity securities for a $3.0 million gain.

During the second quarter of 2002, BankAtlantic Bancorp recognized a $15 million impairment charge associated with its investment in a privately held technology company. Both Alan B. Levan and John E. Abdo were directors of the technology company and each held direct and indirect interests in the common stock of the technology company. Additionally, during the second quarter of 2002, BankAtlantic Bancorp also recognized an impairment charge of $3.2 million on publicly traded equity securities resulting from significant declines in value that were other than temporary. BankAtlantic Bancorp did not recognize impairments on securities during the three and six months ended June 30, 2003. At June 30, 2003, BankAtlantic Bancorp Parent Company equity investments totaled $6.1 million.

Investment banking expense represents underwriting and placement fees paid to Ryan Beck in connection with the issuance of trust preferred securities. These fees were included in investment banking income in Ryan Beck's business segment results of operations. These fees were eliminated in consolidation.

Compensation expense during the three months ended June 30, 2003 primarily resulted from payroll taxes associated with the redemption of notes payable issued in connection with the Ryan Beck retention pool established upon the acquisition of Ryan Beck in June 1998. The compensation expense during the same 2002 quarter primarily resulted from $2.0 million of compensation accruals established for incentive bonuses associated with the Gruntal transaction and the recognition of compensation expense associated with the Ryan Beck retention pool.

Compensation expense during the six months ended June 30, 2003 and 2002 was primarily associated with the items discussed above.

The increase in professional fees during the 2003 quarter and six month period compared to the same 2002 periods consisted of higher fees associated with litigation relating to BankAtlantic Bancorp's investment in the privately held technology company discussed above and the consideration of a potential Levitt spin-off described below.

In April 2003, BankAtlantic Bancorp announced its plan to pursue a spin-off of Levitt in a tax-free transaction. BankAtlantic Bancorp determined that Levitt's future growth prospects would be enhanced as a freestanding entity with independent access to the capital markets. The proposed spin-off is subject to several conditions, including the receipt of a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to BankAtlantic Bancorp and its shareholders. Depending on the timing of the receipt of the ruling and any required regulatory approvals, BankAtlantic Bancorp expects the spin-off to take place by the end of the fourth quarter of 2003.

Loss on debt redemption during the three and six months ended June 30, 2003 resulted from BankAtlantic Bancorp redeeming its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $917,000 call premium.

The increase in other non-interest expenses for the three and six months ended June 30, 2003, compared to the same 2002 period, resulted from a $228,000 loss on the sale of Ryan Beck's entire interest in Cumberland Advisors, Inc.

BFC HOLDING COMPANY RESULTS OF OPERATIONS

                                               FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                   ENDED JUNE 30,                        ENDED JUNE 30,
                                       -----------------------------------    -----------------------------------
(IN THOUSANDS)                            2003         2002       CHANGE        2003         2002        CHANGE
                                       ---------    ---------    ---------    ---------    ---------    ---------
NET INTEREST INCOME:
Interest and dividends on securities   $      98    $      71    $      27    $     196    $     147    $      49
Interest on notes payable                   (297)        (279)         (18)        (582)        (560)         (22)
                                       ---------    ---------    ---------    ---------    ---------    ---------
NET INTEREST EXPENSE                        (199)        (208)           9         (386)        (413)          27
                                       ---------    ---------    ---------    ---------    ---------    ---------
NON-INTEREST INCOME:
Gains on securities activities                --           --           --          390           --          390
Impairment of securities                      --       (1,583)       1,583                    (1,583)       1,583
Other                                        197          208          (11)         458          519          (61)
                                       ---------    ---------    ---------    ---------    ---------    ---------
  Non-interest income                        197       (1,375)       1,572          848       (1,064)       1,912
                                       ---------    ---------    ---------    ---------    ---------    ---------
NON-INTEREST EXPENSE:
Employee compensation and benefits           643          531          112        1,254        1,258           (4)
Occupancy and equipment                       20           18            2           37           35            2
Professional fees                             57           48            9           94           77           17
Other                                        321          162          159          394          283          111
                                       ---------    ---------    ---------    ---------    ---------    ---------
  Non-interest expense                     1,041          759          282        1,779        1,653          126
                                       ---------    ---------    ---------    ---------    ---------    ---------
Loss before income taxes               $  (1,043)   $  (2,342)   $   1,299    $  (1,317)   $  (3,130)   $   1,813
                                       =========    =========    =========    =========    =========    =========

Gain on securities activities during the six months ended June 30, 2003 primarily represents a gain realized on liquidating dividends from an equity security.

During the second quarter of 2002, a limited partnership in which BFC has a 57% controlling interest recognized an impairment charge of approximately $1.1 million, associated with an investment in a privately held technology company. Also, during the second quarter of 2002 BFC recognized impairment charges of $499,000 on publicly traded equity securities resulting from significant declines in value that were considered other than temporary.

The increase in employee compensation and benefits during the quarter ended June 30, 2003 as compared the same period in 2002 was due to an increase in levels of compensation.

The increase in other non-interest expense during the three and six month periods ended June 30, 2003 as compared to the same 2002 periods was primarily due to expenses associated with listing the Company's Class A Common Stock on the Nasdaq National Market.

FINANCIAL CONDITION

The Company's total assets at June 30, 2003 were $5.8 billion compared to $5.4 billion at December 31, 2002. The increase in total assets primarily resulted from:

      o The purchase of approximately $1.04 billion of hybrid adjustable rate residential loans in response to the historically low interest rate environment during the period.

      o The origination of and participation in commercial real estate loans.

      o     The origination of home equity loans.

      o Increases in real estate held for development and sale and joint venture activities due to higher Levitt real estate inventory.

      o Increases in securities owned associated with Ryan Beck's trading activities.

      o Increases in investment in unconsolidated subsidiary associated with equity in earnings and unrealized gains associated with Bluegreen's loan sale activities included in other comprehensive income.

      o Increases in Federal Home Loan Bank stock associated with higher FHLB advance balances.

      o Higher other assets balances associated with the issuance of forgivable loans primarily associated with the Gruntal transaction as well as an increase in deferred offering costs in connection with the trust preferred securities offerings.

The above increases in total assets were partially offset by:

      o Declines in short term investments due to repayments of residential real estate loans.

      o Accelerated repayments of loan and mortgage-backed securities available for sale due to the low interest rate environment.

BankAtlantic made significant purchases of hybrid adjustable rate residential loans during the six months ended June 30, 2003 in order to replace loans and mortgage-backed securities which experienced accelerated repayments.

The Company's total liabilities at June 30, 2003 were $5.3 billion compared to $5.0 billion at December 31, 2002.

The increase in total liabilities primarily resulted from:

      o The issuance in the aggregate of $75.0 million of trust preferred securities.

      o Additional borrowings by Levitt to fund land purchases and construction activities.

      o Higher transaction and savings account balances resulting from BankAtlantic's seven-day banking and "totally free" checking account initiatives.

      o Higher FHLB advance and short term borrowings to fund certificate account outflows, loan originations and loan purchases.

      o Increase in due to clearing agent used to finance Ryan Beck's higher securities owned inventory.

      o Increased other liabilities related to customer deposits at Levitt associated with a significant increase in backlog of homes, higher escrow balances associated with commercial real estate loans and increased amounts owed to municipalities for tax certificate acquisitions in June 2003.

The above increases in total liabilities were partially offset by the redemption of BankAtlantic Bancorp's 5.625% Subordinated Convertible Debentures and the repayment of a bank line of credit and Ryan Beck's retention pool notes payable from the proceeds of trust preferred securities offerings.

At June 30, 2003 and December 31, 2002 minority interest was approximately $386.7 million and $365.5 million, respectively. The increase in minority interest was due to earnings of $24.5 in BankAtlantic Bancorp and the issuance of additional shares of BankAtlantic Bancorp's common stock upon the exercise of stock options, conversion of BankAtlantic Bancorp subordinated debentures and in connection with grants of restricted Class A Common Stock. Offsetting the above increases were reductions in the minority interest associated with BankAtlantic Bancorp's other comprehensive income and the payment of dividend on its common stock.

Stockholders' equity at June 30, 2003 was $81.5 million compared to $77.4 at December 31, 2002. The increase was due to earnings of $3.8 million, the issuance of the Company's Class B Common Stock upon the exercise of stock options of $260,000, and $442,000 on the tax effect relating to the exercise of stock options. Offsetting the above increase were reductions in stockholders' equity of $328,000 associated with activities in other comprehensive income, and a reduction of $98,000 to additional paid-in capital relating to the net effect of BankAtlantic Bancorp capital transactions, net of income taxes.

The components of other comprehensive income relate to the Company's net unrealized gains or loss on securities available for sale, net of income taxes and the Company's proportionate share of non-wholly owned subsidiaries' activities in other comprehensive income. Included in the change in other comprehensive income was a $708,000 decline in unrealized gains on securities available for sale, a $228,000 gain associated with BankAtlantic Bancorp's minimum pension liability, a $50,000 unrealized gain on BankAtlantic Bancorp's interest rate swap activity and a $102,000 unrealized gain associated with the activities of Bluegreen Corporation.

BFC'S LIQUIDITY AND CAPITAL RESOURCES

The primary sources of funds to BFC (without consideration of BankAtlantic Bancorp's liquidity and capital resources which except as noted, are not available to BFC) were dividends from BankAtlantic Bancorp, revenues from property operations, principal and interest payments on loan receivables, liquidating dividends received from investment securities and proceeds from the exercise of stock options. Funds were primarily utilized by BFC to reduce mortgage payables and other borrowings and to fund operating expenses and general and administrative expenses. BFC has an $8.0 million revolving line of credit that can be utilized for working capital as needed. The facility bears interest at the prime rate plus 1% and at June 30, 2003, approximately $6.0 million was outstanding. While the facility matured in December 2002, it has been extended until May 2004, under the same terms and conditions. 1.75 million shares of BankAtlantic Bancorp's Class A Common Stock owned by BFC are pledged as collateral for the facility.

As previously indicated the Company holds approximately 22.5% of the outstanding BankAtlantic Bancorp Common Stock. The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp's Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and, as discussed below, the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993 and management of BankAtlantic Bancorp has indicated that it will seek to declare regular quarterly cash dividends on the BankAtlantic Bancorp Common Stock in the future. BankAtlantic Bancorp currently pays a quarterly dividend of $.031 per share on its Class A and Class B Common Stock. Based on its current level of ownership and BankAtlantic Bancorp's current dividend rate, BFC currently receives approximately $408,000 per quarter in dividends from BankAtlantic Bancorp.

On May 5, 2003, the Company's Class A Common Stock began trading on the Nasdaq National Market under the symbol BFCF. The Company's Class A Common Stock previously listed on the OTC Bulletin Board under the ticker symbol BFCFA ceased trading at market close on May 2, 2003.

BANKATLANTIC BANCORP, INC. LIQUIDITY AND CAPITAL RESOURCES

BankAtlantic Bancorp's principal source of liquidity is dividends from BankAtlantic. BankAtlantic Bancorp also obtains funds through the issuance of equity securities, borrowings from financial institutions, issuance of debt securities and liquidation of equity securities it holds. BankAtlantic Bancorp uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities available for sale and for administrative expenses. BankAtlantic Bancorp's annual debt service associated with its subordinated debentures, trust preferred securities, and financial institution borrowings is approximately $15.4 million. BankAtlantic

Bancorp's estimated current annual dividends to common shareholders are approximately $7.3 million. The declaration and payment of dividends and the ability of BankAtlantic Bancorp to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of BankAtlantic Bancorp as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to BankAtlantic Bancorp. These payments are subject to regulations and OTS approval and are based upon BankAtlantic's regulatory capital levels and net income. During 2002 and the first six months of 2003, BankAtlantic Bancorp received $22.0 million and $10.0 million, respectively, of dividends from BankAtlantic.

During the six months ended June 30, 2003, BankAtlantic Bancorp participated in three pooled trust preferred securities offerings in which an aggregate of $75 million of trust preferred securities were issued by statutory business trusts. The trust preferred securities pay distributions quarterly at a fixed rate ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 315-325 basis points. The securities are redeemable in five years and are due in 2033. The net proceeds from the trust preferred securities offerings, after placement fees and expenses, were approximately $73 million. The trust preferred securities are considered debt for financial accounting and tax purposes.

The net proceeds from the above trust preferred securities offerings were used to redeem $45.8 million of BankAtlantic Bancorp 5.625% Convertible Subordinated Debentures due 2007, repay $16 million of outstanding borrowings under a credit facility from an unrelated financial institution, repay $3.7 million of Ryan Beck retention pool notes payable and for general corporate purposes.

BankAtlantic Bancorp maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. BankAtlantic Bancorp has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $100,000 at June 30, 2003, and BankAtlantic Bancorp was in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points, and the facility matures on September 1, 2004.

Certain covenants contained in a Levitt loan agreement restrict its ability to pay dividends to BankAtlantic Bancorp. Ryan Beck has not paid dividends to BankAtlantic Bancorp, and it is not anticipated that Ryan Beck will pay dividends during 2003.

BANKATLANTIC LIQUIDITY AND CAPITAL RESOURCES

BankAtlantic's liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic's securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.

BankAtlantic's primary sources of funds during the six months ended June 30, 2003 were deposits; principal repayments of loans and tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; and operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, maturities of advances from FHLB, purchases of tax certificates and payments of maturing certificates of deposit, to pay operating expenses, and to pay dividends to BankAtlantic Bancorp. The FHLB has granted BankAtlantic a $1.7 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on BankAtlantic's residential mortgage loans and certain commercial real estate loans. BankAtlantic has established lines of credit for up to $245 million with other banks to purchase federal funds and has established a $12.7 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed. At June 30, 2003, BankAtlantic met all applicable liquidity and regulatory capital requirements.

BankAtlantic's commitments to originate and purchase loans at June 30, 2003 were $329.8 million and $29.0 million, respectively, compared to $394.8 million and $87.7 million, respectively, at June 30, 2002. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $17.7 million and $77.6 million at June

30, 2003 and 2002, respectively. At June 30, 2003, loan commitments represented approximately 8.7% of net loans receivable.

As of June 30, 2003, BankAtlantic had approximately $227.3 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase. During the second quarter of 2003, BankAtlantic obtained a $100 million letter of credit from the FHLB to secure public deposits. BankAtlantic pledged approximately $135 million of residential loans as collateral for the FHLB letter of credit.

At the indicated date BankAtlantic's capital amounts and ratios were (dollars in thousands):

                                                         MINIMUM RATIOS
                                                     ------------------------
                                       ACTUAL         ADEQUATELY     WELL
                                -------------------  CAPITALIZED  CAPITALIZED
    (In thousands)               AMOUNT     RATIO       RATIO        RATIO
                                --------   --------  -----------  -----------
    AT JUNE 30, 2003:
    Total risk-based capital    $439,364    11.38%          8.0%       10.0%
    Tier 1 risk-based capital   $369,067     9.56%          4.0%        6.0%
    Tangible capital            $369,067     7.22%          1.5%        1.5%
    Core capital                $369,067     7.22%          4.0%        5.0%

    AT DECEMBER 31, 2002:
    Total risk-based capital    $413,469    11.89%          8.0%       10.0%
    Tier 1 risk-based capital   $347,927    10.01%          4.0%        6.0%
    Tangible capital            $347,927     7.26%          1.5%        1.5%
    Core capital                $347,927     7.26%          4.0%        5.0%

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

LEVITT CORPORATION LIQUIDITY AND CAPITAL RESOURCES

Levitt's management assesses liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, Levitt has funded its operations, development, construction and acquisitions with internally generated cash flows, debt from independent third parties and capital contributions and debt from BankAtlantic Bancorp. It is not anticipated that Levitt will receive any future capital contributions from BankAtlantic Bancorp. It is anticipated that these other sources will be adequate for current needs, however, in order to fund desired growth, additional sources of funding will be required. These may take the form of equity offerings, issuance of secured indebtedness or issuance of unsecured subordinated or senior debt. In July 2003, Levitt filed a registration statement with the Securities and Exchange Commission to offer up to an aggregate of $100 million of subordinated investment notes. Levitt intends to use the net proceeds from the sale of the investment notes for operations and growth, both internally and through acquisitions (which may include an additional investment in Bluegreen Corporation), for the repayment of debt, including debt owed to BankAtlantic Bancorp, and for general corporate purposes.

As of June 30, 2003 and December 31, 2002, Levitt had cash and cash equivalents of $28.0 million and $16.0 million, respectively.

Levitt's primary source of funds for the six months ended June 30, 2003 were proceeds from the sale of real estate inventory, distributions from real estate joint ventures, borrowings and proceeds from development bonds. These funds were primarily utilized for development, construction and acquisition of real estate, to repay borrowings, to pay general and administrative expenses and to invest in real estate joint ventures.

Levitt has entered into various loan agreements which provide financing for acquisition and site improvements and construction of residential units. As of June 30, 2003, these loan agreements provided for advances, subject to available collateral, on a revolving basis of up to a maximum of $198.5 million, of which $120.8 million was outstanding. The loans are secured by mortgages on properties, including improvements. Principal payments are required as sales of the collateral are consummated. Certain notes and mortgage notes provide that an event of default may result from a change in ownership, management or executive management.

Some of Levitt's borrowings contain covenants that, among other things, require Levitt to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that Levitt can incur in the future and restricting the payment of dividends from Levitt to BankAtlantic Bancorp. At June 30, 2003, Levitt was in compliance with all loan agreement financial covenants.

Levitt entered into a $30.0 million note agreement with BankAtlantic Bancorp primarily to finance its investment in Bluegreen. The loan is payable on demand and bears interest at prime minus 25 basis points. The loan from BankAtlantic Bancorp to Levitt was eliminated in the Company's consolidated financial statements.

BankAtlantic Bancorp announced a plan to pursue a spin-off of Levitt in a tax-free transaction and has filed a private letter ruling with the Internal Revenue Service ("IRS"). Pending a favorable ruling from the IRS, BankAtlantic Bancorp intends to convert the $30.0 million demand note to a five year term note, and sell its 5% interest in Bluegreen Corporation to Levitt accepting a $5.5 million one year note as sales proceeds. Additionally, Levitt prior to the spin-off will declare an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a note. The $8.0 million note will have the same terms as the $30.0 million note described above.

In connection with the development of certain communities, community development or improvement districts have been established to utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, near or at these communities. During February 2003, $28.8 million of bond anticipation notes were issued in order to provide funding for certain common infrastructure for the Tradition master planned community in Port St. Lucie, Florida. The bond anticipation notes are direct obligations of the community development district and are projected to be refinanced prior to maturity into long-term assessment bonds and/or revenue bonds, and to ultimately be repaid from revenues, fees and assessments designated to cover principal and interest payments, which are not fixed and determinable. Core Communities will recognize an expense for its pro rata portion of assessments, based upon its ownership of benefited property.

RYAN BECK & CO., INC. LIQUIDITY AND CAPITAL RESOURCES

Ryan Beck's primary source of funds during the six months ended June 30, 2003 were clearing broker borrowings, proceeds from the sale of securities owned, sale of Cumberland Advisors, proceeds from securities sold but not yet purchased, and fees from customers. These funds were primarily utilized to pay operating expenses, fund the purchase of securities owned and fund capital expenditures.

Primarily to finance its trading inventories, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral. The amount and terms of the borrowings are subject to the lending policies of the clearing broker and can be changed at the clearing broker's discretion. Additionally, the amount financed is also impacted by the market value of the securities owned which are pledged as collateral.

At June 30, 2003, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2004, and it is secured by certificates of deposit ("CDs") from Ryan Beck's certificate of deposit wholesale business. There were no amounts outstanding under this facility at June 30, 2003.

Ryan Beck entered into a $5.0 million subordinated note with BankAtlantic Bancorp in order to fund the Gruntal transaction. The note matures in January 2005 and bears interest at 9.25% per annum. The note is considered capital in computing net capital under the Securities and Exchange Commission's uniform net capital rule. The loan from BankAtlantic Bancorp to Ryan Beck was eliminated in the Company's consolidated financial statements.

As part of the Gruntal transaction, Ryan Beck acquired all of the membership interests in GMS. A part of GMS's business is investing in below investment grade securities. These securities are not readily marketable and the fair values of these securities may change significantly from period to period resulting in the potential for considerable markups or markdowns occurring from period to period. Approximately $53.5 million par value of GMS's securities owned with an estimated fair value and carrying value of approximately $9.2 million were in default. These securities are not readily marketable, and Ryan Beck's ability to liquidate these investments will depend on market conditions and is subject to significant risk. While Ryan Beck believes that the carrying amount of these securities is at fair value, it may not be possible to realize that value upon sale.

Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck's regulatory net capital was $11.6 million, which was $10.6 million in excess of its required net capital of $1.0 million.

Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at June 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk. BFC's primary market risk, without consideration of BankAtlantic Bancorp, is equity price risk relating to its equity investments. At June 30, 2003, BFC held $1.0 million in publicly traded securities and $3.6 million in private companies for which no trading market exists.

INTEREST RATE RISK

The majority of BankAtlantic Bancorp assets and liabilities are monetary in nature, subjecting BankAtlantic Bancorp to significant interest rate risk which would arise if the relative values of each of our assets and liabilities changed in conjunction with a general rise or decline in interest rates. BankAtlantic Bancorp has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring BankAtlantic Bancorp potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 2003 resulting from a change in interest rates. See the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a detailed explanation of the model methodology and the assumptions utilized in the model.

Presented below is an analysis of BankAtlantic Bancorp's interest rate risk at June 30, 2003 as calculated utilizing BankAtlantic Bancorp's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                         NET
                                      PORTFOLIO
                        CHANGES         VALUE          DOLLAR
                         IN RATE        AMOUNT         CHANGE
                      ------------   -----------    -------------
                                (DOLLARS IN THOUSANDS)
                        +200 bp        $567,265       $  82,973
                        +100 bp        $535,148       $  50,856
                           0           $484,292       $      --
                        -100 bp        $426,212       $ (58,080)
                        -200 bp        $358,059       $(126,233)

BankAtlantic Bancorp net interest margin has declined since September 2002. BankAtlantic Bancorp does not expect its net interest margin to improve so long as rates remain at these historically low levels, and this could continue to negatively impact our earnings for the foreseeable future.

EQUITY PRICE RISK

The Company also maintains a portfolio of securities owned and available for sale securities which subjects it to equity pricing risks which would arise as the relative values of its securities change in conjunction with market or economic conditions. The change in fair values of securities represents instantaneous changes in all equity prices segregated by securities owned, securities sold but not yet purchased, and available for sale securities. The following are hypothetical changes in the fair value of our securities owned, securities sold but not yet purchased, and available for sale securities at June 30, 2003 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                  AVAILABLE     SECURITIES
      PERCENT     SECURITIES      FOR SALE         SOLD
     CHANGE IN      OWNED        SECURITIES      NOT YET          DOLLAR
    FAIR VALUE    FAIR VALUE     FAIR VALUE     PURCHASED         CHANGE
    ----------   ------------   ------------   ------------    ------------
                          (DOLLARS IN THOUSANDS)
         20%     $    269,286   $      8,522   $    (41,962)   $     39,308
         10%     $    246,846   $      7,812   $    (38,465)   $     19,654
          0%     $    224,405   $      7,102   $    (34,968)   $         --
        -10%     $    201,965   $      6,392   $    (31,471)   $    (19,654)
        -20%     $    179,524   $      5,682   $    (27,974)   $    (39,308)

Excluded from the above table was $3.6 million and $3.4 million of investments in private companies held by BFC and BankAtlantic Bancorp, respectively, for which no current market exists. In July 2003, BankAtlantic Bancorp sold $3.1 million of private equity investments at book value, leaving $300,000 in book value of private equity investments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

In addition, we reviewed our internal control over financial reporting, and there have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing as Exhibits 31.1 and 31.2 to this quarterly report are Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this report, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 20, 2003. At the meeting the holders of the Company's Class A and Class B Common Stock voting together as a single class elected the following Directors for the terms indicated by the following votes:

    DIRECTOR              TERM                FOR              WITHHELD
-----------------  ------------------  -----------------  ----------------
Neil Sterling           One Year          28,212,364            61,977
Oscar Holzmann         Two Years          28,212,778            61,563
Earl Pertnoy         Three Years          28,212,778            61,563

Item 6. - Exhibits and Reports on Form 8-K

a)    Index to Exhibits

      Exhibit 31.1 Certification pursuant to Regulation S-X Section 302

      Exhibit 31.2 Certification pursuant to Regulation S-X Section 302

      Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)    Reports on Form 8-K:

      Form 8-K filed on April 29, 2003 to disclose that the Company's Class A Common Stock will begin trading on the Nasdaq National Market effective May 5, 2003.

      Form 8-K filed on May 5, 2003 to disclose that the Company's Class A Common Stock began trading on the Nasdaq National Market under the symbol "BFCF".

      Form 8-K filed on May 22, 2003 to disclose that the Company's Board of Directors declared a fifteen percent common stock dividend payable in Class A Common Stock to BFC Financial Corporation Class A and Class B common stockholders of record on June 3, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BFC FINANCIAL CORPORATION


Date: August 14, 2003        By:    /s/  Alan B. Levan
                                ---------------------------------------------
                                Alan B. Levan, President


Date: August 14, 2003        By:    /s/  Glen R. Gilbert
                                ---------------------------------------------
                                Glen R. Gilbert, Executive Vice President,
                                    Chief Accounting Officer and
                                    Chief Financial Officer