Form 10-Q
period 2003-09-30
BFC FINANCIAL CORP
filed 2003-11-14
CIK 315858

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2003

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

                                                                  Yes |X| No |_|

Indicate the number of shares outstanding for each of the Registrant's classes of common stock, as of the latest practicable date at November 10, 2003:

     Class A Common Stock of $.01 par value, 10,438,593 shares outstanding. Class B Common Stock of $.01 par value, 2,551,502 shares outstanding.

                   BFC Financial Corporation and Subsidiaries
                   Index to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition as of September 30, 2003 and December 31, 2002 - Unaudited

         Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002 -
         Unaudited

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Income for the nine months ended September
         30, 2003 and 2002 - Unaudited

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 - Unaudited

         Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                   BFC Financial Corporation and Subsidiaries
           Consolidated Statements of Financial Condition - Unaudited
                    September 30, 2003 and December 31, 2002
                        (In thousands, except share data)

                                                                            2003         2002
                                                                         ----------   ----------
                                  ASSETS

Cash and due from depository institutions                                $  141,576   $  202,432
Federal Funds sold and securities purchased under resell agreements           4,212       50,145
Securities available for sale (at fair value)                               358,995      713,131
Securities owned (at fair value)                                             87,837      186,454
Investment securities and tax certificates (approximate fair value:
    $159,762 and $212,698)                                                  155,550      212,240
Loans receivable, net of allowance for loan losses $49,274 and $49,094    3,744,771    3,377,870
Federal Home Loan Bank stock, at cost which approximates fair value          56,987       64,943
Accrued interest receivable                                                  29,146       34,050
Real estate held for development and sale                                   260,858      204,497
Investments and advances to unconsolidated subsidiaries                     102,590      112,599
Office properties and equipment, net                                         93,412       92,784
Deferred tax asset, net                                                       8,062       12,119
Goodwill                                                                     76,674       78,612
Core deposit intangible asset                                                12,424       13,757
Other assets                                                                 55,977       60,300
                                                                         ----------   ----------
      Total assets                                                       $5,189,071   $5,415,933
                                                                         ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits
  Interest free checking                                                 $  594,685   $  462,718
  NOW accounts                                                              480,837      399,985
  Savings accounts                                                          202,355      163,641
  Insured money fund savings                                                878,281      775,175
  Certificate accounts                                                      826,045    1,119,036
                                                                         ----------   ----------
Total deposits                                                            2,982,203    2,920,555
                                                                         ----------   ----------
Advances from FHLB                                                          956,820    1,297,170
Securities sold under agreements to repurchase                              143,230      116,279
Subordinated debentures, notes and bonds payable                            161,781      209,068
Guaranteed preferred beneficial interests in BankAtlantic Bancorp's
  Junior Subordinated Debentures                                                 --      180,375
Junior Subordinated Debentures                                              263,218           --
Securities sold not yet purchased                                            15,089       38,003
Due to clearing agent                                                         6,086       78,791
Other liabilities                                                           175,914      132,780
                                                                         ----------   ----------
  Total liabilities                                                       4,704,341    4,973,021
                                                                         ----------   ----------

Minority interest                                                           401,108      365,501

Stockholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                 --           --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 10,438,593 in 2003 and 6,474,994 in 2002                94           58
Class B common stock, of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 2,551,502 in 2003 and 2,362,157 in 2002                 23           21
Additional paid-in capital                                                   24,605       24,077
Retained earnings                                                            58,382       52,387
                                                                         ----------   ----------
  Total stockholders' equity before
    accumulated other comprehensive income                                   83,104       76,543
Accumulated other comprehensive income                                          518          868
                                                                         ----------   ----------
  Total stockholders' equity                                                 83,622       77,411
                                                                         ----------   ----------

  Total liabilities and stockholders' equity                             $5,189,071   $5,415,933
                                                                         ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
     For the Three and Nine Month Periods Ended September 30, 2003 and 2002
                      (In thousands, except per share data)

                                                                      FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                     ----------------------    ----------------------
                                                                        2003         2002         2003         2002
                                                                     ---------    ---------    ---------    ---------
INTEREST INCOME:
Interest and fees on loans and leases                                $  50,816    $  60,061    $ 158,253    $ 166,571
Interest and dividends on securities available for sale                  4,606       10,332       20,961       34,236
Interest and dividends on other investment securities                    4,776        8,762       15,251       25,217
Interest and dividends on securities owned                               2,892        2,607        7,389        5,452
                                                                     ---------    ---------    ---------    ---------
        Total interest income                                           63,090       81,762      201,854      231,476
                                                                     ---------    ---------    ---------    ---------
INTEREST EXPENSE:
Interest on deposits                                                     7,758       16,089       28,685       48,521
Interest on advances from FHLB                                          15,025       15,856       45,632       46,452
Interest on securities sold under agreements to repurchase
  and federal funds purchased                                              558        2,305        2,625        5,802
Interest on subordinated debentures, notes and bonds payable and guaranteed preferred beneficial interests in BankAtlantic
  Bancorp's Junior Subordinated  Debentures and
  Junior Subordinated  Debentures                                        6,394        7,136       19,353       18,840
Capitalized interest on real estate developments                        (1,856)      (1,688)      (5,635)      (4,519)
                                                                     ---------    ---------    ---------    ---------
        Total interest expense                                          27,879       39,698       90,660      115,096
                                                                     ---------    ---------    ---------    ---------
NET INTEREST INCOME                                                     35,211       42,064      111,194      116,380
Provision (recovery) for loan losses                                    (1,076)       2,082        1,264       10,786
                                                                     ---------    ---------    ---------    ---------
NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES          36,287       39,982      109,930      105,594
                                                                     ---------    ---------    ---------    ---------
NON-INTEREST INCOME:
Investment banking income                                               49,992       42,956      152,222       89,270
Income from real estate operations                                      18,893        8,625       56,165       31,128
Income from unconsolidated subsidiaries                                  3,969        1,654        6,525        5,334
Service charges on deposits                                             10,925        6,684       29,088       17,234
Other service charges and fees                                           4,625        3,591       14,614       10,246
(Losses) gains on securities activities                                   (336)       2,483          419        8,605
Impairment of securities                                                    --         (302)          --      (20,042)
Other                                                                    3,357        2,166        9,455        6,874
                                                                     ---------    ---------    ---------    ---------
        Total non-interest income                                       91,425       67,857      268,488      148,649
                                                                     ---------    ---------    ---------    ---------
NON-INTEREST EXPENSE:
Employee compensation and benefits                                      61,039       54,755      185,510      131,378
Occupancy and equipment                                                 10,177       11,121       29,566       28,815
Advertising and promotion                                                3,923        3,496       12,960        9,393
Selling, general and administrative expenses                             3,842        2,852       11,729        8,629
Amortization of intangible assets                                          439          453        1,332          907
Restructuring charges and writedowns                                        --           --           --        1,007
Acquisition related charges and impairments                                 --          (71)          --        4,925
Cost associated with debt redemption                                     2,040           --        3,688           --
Professional fees                                                        4,668        2,482       12,099        5,917
Communications                                                           2,822        3,035       10,867        6,998
Floor broker and clearing fees                                           2,328        2,463        6,722        5,730
Other                                                                    8,132        8,165       28,429       23,349
                                                                     ---------    ---------    ---------    ---------
        Total non-interest expense                                      99,410       88,751      302,902      227,048
                                                                     ---------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTEREST                                                 28,302       19,088       75,516       27,195
Provision for income taxes                                              11,995        6,946       31,773       10,062
Minority interest in income of consolidated subsidiaries                14,352       11,181       38,855       24,357
                                                                     ---------    ---------    ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 1,955          961        4,888       (7,224)
Discontinued operations, (less applicable income taxes
  of ($60), $73, ($923) and $109)                                          306          860        1,143        1,549
Extraordinary item (less applicable income taxes of $0 and $2,771)          --          (61)          --       23,749
Cumulative effect of a change in accounting principle
  (less applicable income taxes of $1,246)                                  --           --           --      (15,107)
                                                                     ---------    ---------    ---------    ---------
NET INCOME                                                           $   2,261    $   1,760    $   6,031    $   2,967
                                                                     =========    =========    =========    =========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Operations - Unaudited
     For the Three and Nine Month Periods Ended September 30, 2003 and 2002
                      (In thousands, except per share data)

                                                                   FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                -----------   -----------    -----------   -----------
                                                                    2003          2002           2003          2002
                                                                -----------   -----------    -----------   -----------
EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share from continuing operations      $      0.17   $      0.08    $      0.42   $     (0.63)
Basic earnings per share from discontinued operations                  0.03          0.07           0.10          0.13
Basic (loss) earnings per share from extraordinary item                  --         (0.01)            --          2.06
Basic loss per share from cumulative effect of a change
  in accounting principle                                                --            --             --         (1.31)
                                                                -----------   -----------    -----------   -----------
Basic earnings per share                                        $      0.20   $      0.14    $      0.52   $      0.25
                                                                ===========   ===========    ===========   ===========

Diluted  earnings (loss) per share from continuing operations   $      0.13   $      0.07    $      0.34   $     (0.63)
Diluted earnings per share from discontinued operations                0.02          0.07           0.09          0.13
Diluted (loss) earnings per share from extraordinary item                --         (0.01)            --          2.02
Diluted loss per share from cumulative effect of a change
  in accounting principle                                                --            --             --         (1.28)
                                                                -----------   -----------    -----------   -----------
Diluted earnings per share                                      $      0.15   $      0.13    $      0.43   $      0.24
                                                                ===========   ===========    ===========   ===========

Basic weighted average number of common shares outstanding           11,765        11,483         11,647        11,501
                                                                ===========   ===========    ===========   ===========

Diluted weighted average number of common shares outstanding         13,412        12,704         13,117        11,501
                                                                ===========   ===========    ===========   ===========

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
        Consolidated Statements of Stockholders' Equity and Comprehensive
                               Income - Unaudited
              For the Nine Months Ended September 30, 2003 and 2002
                                 (In thousands)

                                                                                                        Accumulated
                                                                                                           Other
                                             Compre-     Class A     Class B          Additional          Compre-
                                             hensive      Common      Common     Paid-in      Retained    hensive
                                              Income      Stock       Stock      Capital      Earnings     Income       Total
                                            ----------  ----------  ----------  ----------   ---------- ------------  ----------
BALANCE, DECEMBER 31, 2001                              $       58          21      24,206       47,195       2,692       74,172
 Net income                                 $    2,967          --          --          --        2,967          --        2,967
                                            ----------
 Other comprehensive income (loss),
   net of tax:
   Unrealized loss on securities
    available for sale                            (383)
   Accumulated loss associated with
     cash flow hedges                             (264)
    Reclassification adjustment
     for cash flow hedges                           55
    Reclassification adjustment
     for net gains  included
     in net income                                (775)
                                            ----------
 Other comprehensive loss                       (1,367)
                                            ----------
Comprehensive income                        $    1,600
                                            ==========
Net effect of BankAtlantic Bancorp capital
 transactions, net of income taxes                              --          --          (8)          --          --           (8)
Issuance of Class B common stock                                --           1         144           --          --          145
Tax effect relating to the exercise
  of stock options                                              --          --          60           --          --           60
Retirement of Class B Common Stock                              --          (1)       (318)          --          --         (319)
Net change in accumulated
  other comprehensive
 income, net of income taxes                                    --          --          --           --      (1,367)      (1,367)
                                                        ----------  ----------  ----------   ----------  ----------   ----------
BALANCE, SEPTEMBER 30, 2002                             $       58          21      24,084       50,162       1,325       75,650
                                                        ==========  ==========  ==========   ==========  ==========   ==========

                                                                     (Continued)

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
        Consolidated Statements of Stockholders' Equity and Comprehensive
                               Income - Unaudited
              For the Nine Months Ended September 30, 2003 and 2002
                                 (In thousands)


                                                                                                         Accumulated
                                                                                                            Other
                                             Compre-     Class A     Class B    Additional                 Compre-
                                             hensive      Common      Common     Paid-in      Retained     hensive
                                              Income      Stock       Stock      Capital      Earnings      Income       Total
                                            ----------  ----------  ----------  ----------   ----------  ------------  ----------
BALANCE, DECEMBER 31, 2002                              $       58          21      24,077       52,387          868       77,411
 Net income                                 $    6,031          --          --          --        6,031           --        6,031
                                            ----------
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale                            (876)
   Minimum pension liability                       350
   Unrealized gain associated
    with investment in
    unconsolidated real estate subsidiary          106
   Accumulated gain associated with
    cash flow hedges                                25
    Reclassification adjustment
     for cash flow hedges                           54
    Reclassification adjustment
     for net gain  included
     in net income                                  (9)
                                            ----------
 Other comprehensive loss                         (350)
                                            ----------
Comprehensive income                        $    5,681
                                            ==========
Net effect of BankAtlantic Bancorp capital
 transactions, net
 of income taxes                                                --          --        (172)          --           --         (172)
Common stock splits                                             36          --          --          (36)          --           --
Issuance of Class B common stock                                --           2         258           --           --          260
Tax effect relating to the exercise
  of stock options                                              --          --         442           --           --          442
Net change in accumulated other
 comprehensive income,
 net of income taxes                                            --          --          --           --         (350)        (350)
                                                        ----------  ----------  ----------   ----------   ----------   ----------
BALANCE, SEPTEMBER 30, 2003                             $       94          23      24,605       58,382          518       83,622
                                                        ==========  ==========  ==========   ==========   ==========   ==========

The components of other comprehensive income relate to the net unrealized appreciation on securities available for sale, net of income taxes and the Company's proportionate share of non wholly-owned subsidiaries' net unrealized gains or losses on securities available for sale, net of income taxes, minimum pension liability, net of income taxes, unrealized gains or loss associated with investment in unconsolidated real estate subsidiary, net of income taxes, accumulated gain or loss associated with cash flow hedges, net of income taxes and reclassification adjustments, net of income taxes.

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
              For the Nine Months Ended September 30, 2003 and 2002
                                 (In thousands)

                                                                          2003        2002
                                                                       ---------   ---------
OPERATING ACTIVITIES:
Income (loss) from continuing operations                               $   4,888   $  (7,224)
Income from discontinued operations, net of tax                            1,143       1,549
Income from extraordinary item, net of tax                                    --      23,749
Cumulative effect of a change in accounting principle, net of tax             --     (15,107)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
Minority interest in income of consolidated subsidiaries                  38,855      24,357
Provision for loan losses, REO and tax certificates                        2,919      13,425
Impairment of goodwill                                                        --      16,353
Impairment of property and equipment                                         257         720
Impairment of securities                                                      --      20,042
Depreciation, amortization and accretion, net                             14,870       5,140
Amortization of intangible assets                                          1,332         907
Change in real estate inventory                                          (32,660)    (54,405)
Securities owned activities, net                                          (6,466)     41,431
Securities sold but not yet purchased, net                               (19,133)     (6,598)
Equity in joint venture losses (earnings)                                     96      (2,166)
Equity in earnings of  other unconsolidated subsidiaries                  (6,621)     (3,168)
Loans held for sale activity, net                                          8,844     (17,228)
Proceeds from sales of loans classified as held for sale                  12,859       6,953
Gains on securities activities                                              (419)     (8,605)
Gains on sales of real estate owned                                         (280)       (114)
Gain on Gruntal transaction                                                   --     (26,521)
Losses (gains) on sales of property and equipment                             45         (56)
Cost associated with debt redemption                                       3,688          --
Decrease (increase)  in deferred tax asset, net                            7,150      (7,775)
Decrease (increase) in accrued interest receivable                         4,881         (38)
Increase in other assets                                                  (6,850)       (517)
Increase (decrease) in due to clearing agent                               7,856     (29,893)
Increase in other liabilities                                             56,666       7,541
                                                                       ---------   ---------
Net cash  provided by (used in) in operating activities                   93,920     (17,248)
                                                                       ---------   ---------

INVESTING ACTIVITIES:
Proceeds from redemption and maturities of investment
  securities and tax certificates                                        162,681     169,485
Purchase of investment securities and tax certificates                  (124,757)   (163,925)
Purchases of securities available for sale                              (193,370)   (315,134)
Proceeds from sales and maturities of securities available for sale      552,367     589,142
(Purchases) redemptions of FHLB stock, net                                 7,956        (733)
Purchases and net originations of loans and leases                      (379,754)   (247,328)
Proceeds from sales of real estate owned                                   2,292       4,965
Net additions to office property and equipment                            (9,695)    (17,452)
Decrease (increase) in investments in unconsolidated subsidiary            2,029     (50,763)
Net cash proceeds from the sale of Ryan Beck subsidiaries                  9,955          --
Acquisitions, net of cash acquired                                            --     (52,783)
                                                                       ---------   ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       29,704     (84,526)
                                                                       ---------   ---------

                                                                     (continued)

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                Consolidated Statements of Cash Flows - Unaudited
              For the Nine Months Ended September 30, 2003 and 2002
                                 (In thousands)

                                                                                   2003        2002
                                                                                ---------   ---------
FINANCING ACTIVITIES:
Net increase in deposits                                                        $  61,648   $ 102,177
Reduction in deposits from sale of in-store branch                                     --     (42,597)
Repayments of FHLB advances                                                      (616,692)   (162,661)
Proceeds from FHLB advances                                                       275,000     227,499
Net increase (decrease) in securities sold under agreements
  to repurchase                                                                    27,123    (119,407)
Net decrease in federal funds purchased                                                --     (16,000)
Repayment of notes and bonds payable                                             (148,885)    (59,539)
Proceeds from notes and bonds payable                                              97,784     105,123
Issuance of BankAtlantic Bancorp common stock  and exercise of stock options        2,666       1,034
Issuance of trust preferred securities                                             75,000     115,375
Issuance of BFC common stock upon exercise of stock options                           260         144
Retirement of BFC common stock                                                         --        (319)
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders           (4,317)     (4,014)
                                                                                ---------   ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (230,413)    146,815
                                                                                ---------   ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (106,789)     45,041
Cash and cash equivalents at beginning of period                                  252,577     124,539
                                                                                ---------   ---------
Cash and cash equivalents at end of period                                      $ 145,788   $ 169,580
                                                                                =========   =========

SUPPLEMENTARY DISCLOSURE ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid                                                                   $  99,352   $ 120,004
Income taxes paid by BankAtlantic Bancorp                                          11,237      30,850
Loans transferred to real estate owned                                              2,064      12,427
Securities held to maturity transferred to available for sale                      14,505          --
Net loan charge-offs                                                                  350      19,342
Tax certificate net charge-offs                                                       158       1,035
Increase in investments in unconsolidated subsidiaries related to
  deconsolidation of trusts formed to issue trust preferred securities              7,843          --
Increase in junior subordinated debentures related to trust deconsolidation         7,843          --
Transfer of guaranteed preferred beneficial interest in BankAtlantic Bancorp's
  Junior Subordinated Debentures to junior subordinated debentures                180,375          --
Increase in stockholders' equity for the tax effect related to the
  exercise of employee stock options                                                  442          60
Transfer of securities available for sale to investment in
  unconsolidated subsidiary                                                            --       2,728
Transfer of relocated branch to real estate held for sale                           1,000          --
Issuance of notes payable under the Ryan Beck deferred
  compensation plan                                                                    --       3,675
Acquisition goodwill adjustments                                                     (734)         --
Change in stockholders' equity resulting from the change
  in other comprehensive income, net of taxes                                        (350)     (1,367)
Change in stockholders' equity from the net effect
  of BankAtlantic Bancorp's capital transactions, net of taxes                       (172)         (8)
Decrease in minority interest resulting from the distribution of
 its securities investment                                                             --      (8,229)
Issuance of BankAtlantic Bancorp's  Class A Common Stock upon
 conversion of subordinated debentures                                                211          25

     See accompanying notes to unaudited consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1. PRESENTATION OF INTERIM FINANCIAL STATEMENTS

BFC Financial Corporation and its subsidiaries, identified herein as the "Company" and "BFC", is a holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("BankAtlantic Bancorp" or "Bancorp"). BankAtlantic Bancorp is a Florida-based diversified financial services holding company. BankAtlantic Bancorp's principal assets include the capital stock of BankAtlantic and its subsidiaries ("BankAtlantic"), Levitt Corporation and its subsidiaries ("Levitt") and RB Holdings, Inc. and its subsidiaries ("Ryan Beck"). RB Holding, Inc. was formed in July 2003 as a holding company for Ryan Beck & Co., Inc. The Company's primary asset is the capital stock of BankAtlantic Bancorp and its primary activities currently relate to the operations of BankAtlantic Bancorp.

BFC owns shares of BankAtlantic Bancorp Class A and Class B Common Stock which represent 55.1% of the combined voting power and 22.4% of BankAtlantic Bancorp's outstanding Common Stock. Because BFC controls greater than 50% of the vote of BankAtlantic Bancorp, BankAtlantic Bancorp is consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of BankAtlantic Bancorp's net income recognized by the Company.

In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at September 30, 2003 and December 31, 2002, the consolidated results of operations for the nine and three month periods ended September 30, 2003 and 2002, the consolidated stockholders' equity and comprehensive income for the nine months ended September 30, 2003 and 2002 and the consolidated cash flows for the nine months ended September 30, 2003 and 2002. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2003. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and our Form 10-Q for the three months ended March 31, 2003 and June 30, 2003. Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2003.

2. INVESTMENT IN BANKATLANTIC BANCORP

At September 30, 2003, the Company's ownership of BankAtlantic Bancorp was as follows:

                                           SHARES           PERCENT
                                           OWNED             OWNED
                                           -----             -----
           Class A Common Stock          8,296,891            15.3%
           Class B Common Stock          4,876,124           100.0%
           Total                        13,173,015            22.4%

At September 30, 2003 the shares of BankAtlantic Bancorp Class A Common Stock and Class B Common Stock owned by the Company represented approximately 55.1% of the voting power of all outstanding shares of BankAtlantic Bancorp's Common Stock.

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

                                                   FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                   ----------------------  ----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 2003        2002        2003        2002
                                                   ----------  ----------  ----------  ----------
PRO FORMA NET INCOME
Net income, as reported                            $    2,261  $    1,760  $    6,031  $    2,967
Add: Stock-based employee compensation
 expense included in reported net income, net of
 related tax effects and minority interest                 10           9          42          46
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related income tax
 effects and minority interest                           (151)       (110)       (489)       (350)
                                                   ----------  ----------  ----------  ----------
Pro forma net income                               $    2,120  $    1,659  $    5,584  $    2,663
                                                   ==========  ==========  ==========  ==========
EARNINGS PER SHARE:
Basic as reported                                  $     0.20  $     0.14  $     0.52  $     0.25
                                                   ==========  ==========  ==========  ==========
Basic pro forma                                    $     0.19  $     0.13  $     0.48  $     0.22
                                                   ==========  ==========  ==========  ==========
Diluted as reported                                $     0.15  $     0.13  $     0.43  $     0.24
                                                   ==========  ==========  ==========  ==========
Diluted pro forma                                  $     0.14  $     0.12  $     0.40  $     0.21
                                                   ==========  ==========  ==========  ==========

During the nine months ended September 30, 2003, BankAtlantic Bancorp issued 11,000 shares of restricted common stock under a compensation agreement with an employee. The shares vest on December 31, 2008 and had a fair value of $134,000 at the grant date.

4. DISCONTINUED OPERATIONS

As part of Ryan Beck's acquisition of certain of the assets and assumption of certain of the liabilities of Gruntal & Co, LLC, in April 2002, Ryan Beck acquired all of the membership interests in The GMS Group, L.L.C. ("GMS"). Since its acquisition, GMS was operated as an independent business unit. After a receipt of an offer by GMS's management to purchase GMS from Ryan Beck, Ryan Beck sold its entire membership interest in GMS to GMS Group Holdings Corp. ("Buyer") in August 2003 for $22.6 million. The Buyer was formed by the management of GMS along with other investors. Ryan Beck received cash proceeds from the sale of $9.0 million and a $13.6 million secured promissory note issued by the Buyer with recourse to the management of GMS. The note is secured by the membership interest in GMS and contains covenants that require GMS to maintain certain capital and financial ratios. Ryan Beck did not recognize any gain or loss associated with the transaction. In October 2003, Buyer made a $1.4 million prepayment of principal of the promissory note which reduced the outstanding balance to $12.2 million.

During the second quarter of 2003, Ryan Beck sold its entire interest in Cumberland Advisors, Inc. for $1.5 million and recognized a $228,000 loss. Cumberland's loss before income taxes during the period from January 1, 2003 to May 28, 2003 was $4,000. Cumberland's income before income taxes for the nine months ended September 30, 2002 was $37,000.

The summarized components of earnings from discontinued operations are as follows (in thousands).

                                        FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                        ---------------------  ---------------------
                                           2003        2002       2003        2002
                                        ---------   ---------  ---------   ---------
Net interest income                     $   1,310   $   1,380  $   5,126   $   2,389
Non-interest income                         4,263       8,016     19,187      13,385
Non-interest expense                        5,384       8,463     23,744      14,116
Income before taxes                           189         933        569       1,658
(Benefit) provision for taxes                (117)         73       (574)        109
                                        ---------   ---------  ---------   ---------
Net income from
   discontinued operations              $     306   $     860  $   1,143   $   1,549
                                        =========   =========  =========   =========

The following table summarizes the assets and liabilities associated with the sale of Cumberland Advisors and GMS and the consideration received (in thousands).

                                          GMS       CUMBERLAND     TOTAL
                                       ----------   ----------   ----------
Cash                                   $      320   $      495   $      815
Securities owned                          105,083           --      105,083
Property and equipment                        425          134          559
Goodwill                                       --        1,204        1,204
Other assets                                5,415           64        5,479
Securities sold but not yet purchased      (3,781)          --       (3,781)
Due to clearing agent                     (80,561)          --      (80,561)
Other liabilities                          (4,180)        (167)      (4,347)
                                       ----------   ----------   ----------
Net assets sold                            22,721        1,730       24,451
Notes receivable - GMS Holdings           (13,681)          --      (13,681)
Cash sold                                    (320)        (495)        (815)
                                       ----------   ----------   ----------
Net cash proceeds received             $    8,720   $    1,235   $    9,955
                                       ==========   ==========   ==========

The assets and liabilities of GMS and Cumberland Advisors included in the accompanying consolidated statements of financial condition consisted of the following (in thousands):

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                         2003           2002
                                                    -------------  -------------
Cash                                                $          --  $         455
Securities owned                                               --        114,823
Goodwill                                                       --          1,204
                                                    -------------  -------------
Other assets                                                   --          5,546
                                                    -------------  -------------
    Total assets                                    $          --  $     122,028
                                                    =============  =============
Securities sold not yet purchased                   $          --  $       2,797
Due to clearing agent                                          --         92,035
Other liabilities                                              --          4,619
                                                    -------------  -------------
    Total liabilities                               $          --  $      99,451
                                                    =============  =============

5. SECURITIES OWNED AND SECURITIES SOLD NOT YET PURCHASED

Ryan Beck's securities owned activities are associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers.

Ryan Beck's securities owned (at fair value) consisted of the following (in thousands).

                                          SEPTEMBER 30,  DECEMBER 31,
                                               2003           2002
                                          -------------  -------------
         Debt obligations:
           States and municipalities (1)  $      18,308  $     119,417
           Corporations                           3,506          5,344
           U.S. Government and agencies          25,394         26,004
           Corporate equities                    16,068         19,280
           Mutual funds                          22,467         16,409
           Certificates of deposit                2,094             --
                                          -------------  -------------
                                          $      87,837  $     186,454
                                          =============  =============

(1) December 31, 2002 amount includes $108.3 million of securities owned by GMS, of which approximately $9.7 million were not accruing interest.

Primarily to finance its securities inventory, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral. As of September 30, 2003 and December 31, 2002 the balances due to the clearing broker were $6.1 million and $78.8 million, respectively.

Ryan Beck's securities sold but not yet purchased consisted of the following (in thousands).

                                          SEPTEMBER 30,  DECEMBER 31,
                                               2003           2002
                                          -------------  -------------
         States and municipalities        $         262  $       9,566
         Corporations                             1,707          1,159
         U.S. Government and agencies             8,771         23,587
         Corporate equities                       4,341          3,691
         Certificates of deposit                      8             --
                                          -------------  -------------
                                          $      15,089  $      38,003
                                          =============  =============

6. IMPAIRMENT OF SECURITIES

During the second quarter of 2002, a limited partnership in which BFC has an approximately 57% controlling interest recognized $1.1 million and BankAtlantic Bancorp recognized $15 million of impairment charges associated with their investments in a privately held technology company. Alan B. Levan (the Company's CEO and Chairman of the Board) and John E. Abdo (the Company's Vice Chairman of the Board) were directors of the technology company and each held direct and indirect interests in the common stock of the technology company. During the nine months ended September 30, 2002, BankAtlantic Bancorp and BFC also recognized an impairment charge of $3.5 million and $499,000, respectively, on publicly traded equity resulting from significant declines in value that were other than temporary. As a result of BankAtlantic Bancorp's losses, BankAtlantic Bancorp has revised its policy for holding company equity investments to provide that future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. Neither the Company nor BankAtlantic Bancorp recognized any impairment of securities in 2003. At September 30, 2003, equity investments directly held by BFC or by partnerships controlled by BFC totaled $4.9 million. At September 30, 2003, BankAtlantic Bancorp had $17.3 million invested in equity securities and mutual funds.

7. LOANS RECEIVABLE

The loan and lease portfolio consisted of the following components (in thousands).

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        2003           2002
                                                   -------------   ------------
Real estate loans:
  Residential                                      $   1,493,419   $  1,378,041
  Commercial and construction                          2,295,719      1,976,672
  Small business                                         106,243         98,494
Other loans:
  Second mortgages - direct                              306,037        261,579
  Second mortgages - indirect                              1,190          1,713
  Commercial business                                    101,065         82,174
  Lease financing                                         17,140         31,279
  Small business - non-mortgage                           54,360         62,599
  Deposit overdrafts                                       3,636          2,487
  Consumer loans - other direct                           19,104         22,394
  Consumer loans - other indirect                          1,716          6,392
  Other                                                    4,176          4,175
Loans held for sale:
  Residential                                              3,022             --
  Commercial syndications                                  7,312         14,499
                                                   -------------   ------------
     Total gross loans                                 4,414,139      3,942,498
                                                   -------------   ------------
Adjustments:
  Undisbursed portion of loans in process               (621,674)      (511,861)
  Premiums related to purchased loans                      8,172          2,159
  Deferred profit on commercial real estate loans           (599)          (632)
  Deferred fees                                           (5,993)        (5,200)
  Allowance for loan losses                              (49,274)       (49,094)
                                                   -------------   ------------
     Loans receivable - net                        $   3,744,771   $  3,377,870
                                                   =============   ============

8. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale consisted of the combined activities of Levitt and its subsidiaries as well as the activities of a 50% owned real estate joint venture ("Riverclub") in which BankAtlantic Bancorp is the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 ("FIN No. 46"). Riverclub was acquired in connection with the acquisition of Community Savings Bankshares, Inc. ("Community") in March 2002. As a consequence of the implementation of FIN No. 46 on July 1, 2003, the Company consolidated Riverclub in its financial statements effective January 1, 2003. In periods prior to 2003, Riverclub was accounted for on the equity method. The purpose of the Riverclub joint venture is to develop 199 single-family homes, condominium units and duplexes that are located in Indian River County, Florida. The Riverclub joint venture had total assets of $25.3 million and construction loans from unrelated lenders of $2.9 million at September 30, 2003. The loans are collateralized by specific single-family homes or duplexes. Also included in real estate held for development and sale is BFC's real estate which includes Burlington Manufacturers Outlet Center ("BMOC"), a shopping center in North Carolina and the unsold land at the commercial development known as Center Port in Pompano Beach, Florida.

Real estate held for development and sale consisted of the following (in thousands).

                                             SEPTEMBER 30,  DECEMBER 31,
                                                  2003          2002
                                             -------------  ------------
        Land and land development costs (1)  $     175,691  $    161,826
        Construction costs (2)                      63,377        23,412
        Other costs                                 14,805        12,888
        Other (3)                                    6,985         6,371
                                             -------------  ------------
                                             $     260,858  $    204,497
                                             =============  ============

(1) Included in land and land development costs at September 30, 2003 was $9.2 million of costs associated with Riverclub. No amounts associated with Riverclub were included at December 31, 2002.

(2) Included in construction costs at September 30, 2003 was $15.7 million of costs associated with Riverclub. No amounts associated with Riverclub were included at December 31, 2002.

(3) During 2003, BankAtlantic relocated a branch, transferred the real estate associated with the closed branch to real estate held for sale and recognized an impairment loss of $257,000.

The components of gains on sales of real estate developed for sale were as follows (in thousands).


                                     FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     --------------------  --------------------
                                        2003       2002       2003       2002
                                     ---------  ---------  ---------  ---------
 Sales of real estate                $  67,083  $  40,981  $ 200,702  $ 125,697
 Cost of sales                          48,190     32,356    144,537     94,569
                                     ---------  ---------  ---------  ---------
 Income from real estate operations  $  18,893  $   8,625  $  56,165  $  31,128
                                     =========  =========  =========  =========

9. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The Company's investment and advances to unconsolidated subsidiaries consisted of the following (in thousands).

                                               SEPTEMBER 30,  DECEMBER 31,
                                                    2003           2002
                                               -------------  -------------
    Investment in Bluegreen Corporation        $      68,265  $      60,695
    Advances to real estate joint ventures            23,899         51,954
    Investments in real estate joint ventures          2,565            (50)
    Investment in trusts                               7,861             --
                                               -------------  -------------
    Investment in unconsolidated subsidiaries  $     102,590  $     112,599
                                               =============  =============

In prior periods, BankAtlantic Bancorp formed eleven statutory business trusts ("trusts") in order to issue trust preferred securities. BankAtlantic Bancorp consolidated these statutory business trusts in all periods prior to January 1, 2003. Upon the implementation of FIN No. 46, BankAtlantic Bancorp deconsolidated these trusts effective January 1, 2003. The deconsolidation resulted in an increase in junior subordinated debentures on the Company's statement of financial condition with a corresponding increase in investments in unconsolidated subsidiaries.

Included in advances to real estate joint ventures and investments in real estate joint ventures at December 31, 2002 was $26.5 million and ($2.9) million, respectively, associated with the Riverclub joint venture. As previously indicated, the Company consolidated the Riverclub joint venture effective January 1, 2003.

The components of earnings associated with investments and advances to unconsolidated subsidiaries consisted of the following (in thousands).

                                          FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                          --------------------   --------------------
                                            2003        2002       2003        2002
                                          --------    --------   --------    --------
Equity in Bluegreen's earnings            $  3,868    $  1,427   $  6,308    $  3,168
Equity in earnings from real estate
  joint ventures                               (16)        227        (96)      2,166
Equity in earnings from unconsolidated
  trusts                                       117          --        313          --
                                          --------    --------   --------    --------
Income from unconsolidated subsidiaries   $  3,969    $  1,654   $  6,525    $  5,334
                                          ========    ========   ========    ========

The following table provides the Condensed Combined Statements of Financial Condition and Condensed Combined Statements of Operations for the trusts (in thousands).

                   STATEMENT OF FINANCIAL CONDITION

                                                      SEPTEMBER 30,
                                                          2003
                                                      -------------
            Junior subordinated debentures            $     263,218
            Other assets                                        634
                                                      -------------
              Total assets                            $     263,852
                                                      =============

            Trust preferred securities                $     255,375
            Other liabilities                                   616
                                                      -------------
              Total liabilities                             255,991
            Common securities                                 7,861
                                                      -------------
            Total liabilities and common securities   $     263,852
                                                      =============

                             STATEMENT OF OPERATIONS

                                     FOR THE THREE       FOR THE NINE
                                      MONTHS ENDED       MONTHS ENDED
                                   SEPTEMBER 30, 2003  SEPTEMBER 30, 2003
                                   ------------------  ------------------

              Interest income           $  3,914             $ 10,601
              Interest expense             3,797               10,288
                                        --------             --------
              Net income                $    117             $    313
                                        ========             ========

10. DERIVATIVES

The following table outlines the notional amount and fair value of BankAtlantic Bancorp's derivatives outstanding at September 30, 2003 (in thousands).

                                                             PAYING       RECEIVING
                                NOTIONAL                   INDEX/FIXED   INDEX/FIXED   TERMINATION
                                 AMOUNT      FAIR VALUE       AMOUNT        AMOUNT        DATE
                               -----------   -----------   -----------   -----------   -----------
Five year pay fixed swaps      $    25,000   $    (2,131)         5.73%  3 mo. LIBOR     1/5/06
Three year pay fixed swaps     $    25,000   $      (284)         5.81%  3 mo. LIBOR    12/28/03
                               ===========   ===========   ===========   ===========   ===========
Forward contract to purchase
   adjustable rate mortgages   $    12,697   $         2
                               ===========   ===========

The above interest rate swap contracts were originated in prior periods to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. BankAtlantic Bancorp's risk management strategy was to fix the variability of cash outflows on floating rate advances at a rate of 5.09%. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company's Statements of Operations for the three and nine months ended September 30, 2003 and 2002.

During the year ended December 31, 2000, BankAtlantic Bancorp entered into a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The underlying collateral is five year hybrid adjustable rate mortgage loans that will adjust annually after May 2005. The forward contract is held for trading purposes and recorded at fair value.

BankAtlantic Bancorp's asset and liability committee monitors its interest rate risk. Based on the committee's on-going review, it was determined that fixed rate FHLB advances that mature within six months were at rates significantly above market, and BankAtlantic Bancorp's net interest margin would improve if these advances were repaid. During September 2003, BankAtlantic Bancorp repaid $185 million of FHLB advances and incurred a pre-payment penalty of $2.0 million. Additionally, BankAtlantic Bancorp also settled a $25 million notional amount interest rate swap for a $234,000 loss.

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

Results of operations are reported through seven reportable segments. Bank Investments, Commercial Banking, and Community Banking are our Bank Operations segments, which are conducted through BankAtlantic. The remaining reportable segments consist of the activities of Levitt, Ryan Beck, BankAtlantic Bancorp Parent Company and BFC Holding Company. Our Bank Operations segment interest expense and certain of its revenue and expense items are allocated to the three Bank Operations reportable segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net income calculated under the management approach associated with the Bank Operations reportable segments and BankAtlantic Bancorp parent company may not reflect the actual economic costs, contribution or results of operations of the units as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments likely would not, in management's view, be impacted.

The following summarizes the aggregation of the Company's operating segments into reportable segments:

REPORTABLE SEGMENT            OPERATING SEGMENTS AGGREGATED
---------------------         -----------------------------

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions consist of borrowings and brokerage operations and investment banking and brokerage operations which are recorded based upon the terms of the underlying loan agreements and are eliminated. The elimination entries consist of the inter-company loan interest income and interest expense, management fees, consulting fees, facilities rent and brokerage commission.

The Company evaluates segment performance based on net income after tax. The table below is segment information for income from continuing operations before minority interest in consolidated subsidiaries for the three months ended September 30, 2003 and 2002.

                                                                            BANCORP         BFC
                                BANK          LEVITT                        PARENT         HOLDING      ELIMINATION    CONSOLIDATED
(IN THOUSANDS)               OPERATIONS     CORPORATION     RYAN BECK       COMPANY        COMPANY        ENTRIES         TOTAL
                             -----------    -----------    -----------    -----------    -----------    -----------    ------------
2003
Interest income              $    60,133    $       190    $     2,892    $       437    $        98    $      (660)   $    63,090
Interest expense                 (23,574)            16           (277)        (4,113)          (291)           360        (27,879)
Recovery for loan losses           1,076             --             --             --             --             --          1,076
Non-interest income               17,154         22,477         50,550            719            247            278         91,425
Non-interest expense             (39,165)       (10,203)       (48,748)          (586)          (730)            22        (99,410)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment profits and
 Losses before taxes              15,624         12,480          4,417         (3,543)          (676)            --         28,302
(Provision) benefit
 for income taxes                 (5,675)        (4,820)        (1,522)         1,241         (1,219)            --        (11,995)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
 Segment net
  income (loss)              $     9,949    $     7,660    $     2,895    $    (2,302)   $    (1,895)   $        --    $    16,307
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========
Segment average assets       $ 5,019,517    $   349,187    $   180,844    $    88,009    $    17,632    $   (57,860)   $ 5,597,329
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========

2002
 Interest income             $    79,244    $       221    $     2,607    $       479    $       102    $      (891)   $    81,762
 Interest expense                (34,549)           (70)          (342)        (4,790)          (295)           348        (39,698)
 Provision for loan losses        (2,082)            --             --             --             --             --         (2,082)
 Non-interest income              13,309          9,633         43,631            493            259            532         67,857
 Non-interest expense            (34,286)        (6,948)       (46,709)          (172)          (647)            11        (88,751)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
 Segment profits and
  losses before taxes             21,636          2,836           (813)        (3,990)          (581)            --         19,088
(Provision) benefit
  for income taxes                (7,503)          (336)           508          1,336           (951)            --         (6,946)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
 Segment net
  income (loss)              $    14,133    $     2,500    $      (305)   $    (2,654)   $    (1,532)   $        --    $    12,142
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========
 Segment average assets      $ 5,279,902    $   283,637    $   219,932    $   101,358    $    18,234    $   (88,047)   $ 5,815,016
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========

The table below is segment information for income (loss) from continuing operations for the nine months ended September 30, 2003 and 2002.

                                                                            BANCORP         BFC
                                BANK          LEVITT                        PARENT         HOLDING      ELIMINATION    CONSOLIDATED
(IN THOUSANDS)               OPERATIONS     CORPORATION     RYAN BECK       COMPANY        COMPANY        ENTRIES         TOTAL
                             -----------    -----------    -----------    -----------    -----------    -----------    ------------
2003
Interest income              $   194,399    $       651    $     7,390    $     1,399    $       294    $    (2,279)   $   201,854
Interest expense                 (77,625)          (234)        (1,018)       (12,213)          (873)         1,303        (90,660)
Provision for loan losses         (1,264)            --             --             --             --             --         (1,264)
Non-interest income               53,762         56,631        154,735          1,359          1,095            906        268,488
Non-interest expense            (116,152)       (28,835)      (152,099)        (3,377)        (2,509)            70       (302,902)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment profits and
 losses before taxes              53,120         28,213          9,008        (12,832)        (1,993)            --         75,516
(Provision) benefit
 for income taxes                (18,809)       (10,892)        (3,365)         4,489         (3,196)            --        (31,773)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment net
 income (loss)               $    34,311    $    17,321    $     5,643    $    (8,343)   $    (5,189)   $        --    $    43,743
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========
Segment average assets       $ 5,083,986    $   327,664    $   215,331    $    86,149    $    17,953    $   (89,633)   $ 5,641,450
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========

2002
Interest income              $   225,968    $     1,019    $     5,451    $     1,244    $       250    $    (2,456)   $   231,476
Interest expense                (101,532)          (384)        (1,046)       (12,635)          (855)         1,356       (115,096)
Provision for loan losses        (10,786)            --             --             --             --             --        (10,786)
Non-interest income               36,205         35,031         91,490        (14,363)          (805)         1,091        148,649
Non-interest expense             (98,889)       (20,737)      (101,613)        (3,517)        (2,301)             9       (227,048)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment profits and
 losses before taxes              50,966         14,929         (5,718)       (29,271)        (3,711)            --         27,195
(Provision) benefit
 for income taxes                (17,711)        (3,675)         2,313         10,245         (1,234)            --        (10,062)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment net
 income (loss)               $    33,255    $    11,254    $    (3,405)   $   (19,026)   $    (4,945)   $        --    $    17,133
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========
Segment average assets       $ 4,942,971    $   254,231    $   179,363    $   104,768    $    21,182    $  (123,477)   $ 5,379,038
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2003 were as follows:

                                                                    BANCORP
                                       BANK                         PARENT
(In thousands)                      OPERATIONS     RYAN, BECK       COMPANY        TOTAL
                                    -----------    -----------    -----------   -----------
Balance as of December 31, 2002     $    71,224    $     1,658    $     5,730   $    78,612
Adjustments:
Allowance for Community
     loan losses acquired                  (734)            --             --          (734)
Sale of Cumberland Advisors, Inc.            --         (1,204)            --        (1,204)
                                    -----------    -----------    -----------   -----------
Balance as of September 30, 2003    $    70,490    $       454    $     5,730   $    76,674
                                    ===========    ===========    ===========   ===========

Bank Operations consists of three reportable segments. The table below is segment information for the three months ended September 30, 2003 and 2002 associated with the three Bank Operations reportable segments:

                                                           BANK OPERATIONS
                                       --------------------------------------------------------
                                          BANK        COMMERCIAL      COMMUNITY
(IN THOUSANDS)                         INVESTMENTS      BANKING        BANKING         TOTAL
                                       -----------    -----------    -----------    -----------
2003
Interest income                        $    27,251    $    26,353    $     6,529    $    60,133
Interest expense and overhead              (21,704)       (11,421)        (3,043)       (36,168)
Recovery (provision) for loan losses           741           (675)         1,010          1,076
Direct non-interest income                     (29)           629          2,726          3,326
                                       ===========    ===========    ===========    ===========
Segment profits and losses
 before taxes                                  221         11,961          3,442         15,624
Provision for income taxes                     (80)        (4,345)        (1,250)        (5,675)
                                       -----------    -----------    -----------    -----------
Segment net income                     $       141    $     7,616    $     2,192    $     9,949
                                       ===========    ===========    ===========    ===========
Segment average assets (1)             $ 2,422,489    $ 1,834,700    $   488,791    $ 4,745,980
                                       ===========    ===========    ===========    ===========
2002
Interest income                        $    43,915    $    28,493    $     6,836    $    79,244
Interest expense and overhead              (29,890)       (16,099)        (4,053)       (50,042)
(Provision) recovery for loan losses           168         (1,059)        (1,191)        (2,082)
Direct non-interest income                   1,803            505          2,521          4,829
                                       ===========    ===========    ===========    ===========
Segment profits and losses
 before taxes                               14,413          7,616           (393)        21,636
(Provision) benefit for income taxes        (4,998)        (2,641)           136         (7,503)
                                       -----------    -----------    -----------    -----------
Segment net income (loss)              $     9,415    $     4,975    $      (257)   $    14,133
                                       ===========    ===========    ===========    ===========
Segment average assets (1)             $ 2,801,826    $ 1,725,521    $   434,370    $ 4,961,717
                                       ===========    ===========    ===========    ===========

(1) Segment average assets exclude Bank operation overhead assets such as property and equipment and assets that benefit multiple reportable segments.

Bank Operations consists of three reportable segments. The table below is segment information for the nine months ended September 30, 2003 and 2002 associated with the three Bank Operations reportable segments:

                                                           BANK OPERATIONS
                                       --------------------------------------------------------
                                          BANK        COMMERCIAL      COMMUNITY
(IN THOUSANDS)                         INVESTMENTS      BANKING        BANKING         TOTAL
                                       -----------    -----------    -----------    -----------
2003
Interest income                        $    97,768    $    77,194    $    19,437    $   194,399
Interest expense and overhead              (72,232)       (37,921)       (10,407)      (120,560)
(Provision) recovery for loan losses           398         (3,300)         1,638         (1,264)
Direct non-interest income                      91          3,459          7,752         11,302
                                       ===========    ===========    ===========    ===========
Segment profits and losses
 before taxes                               13,422         31,742          7,956         53,120
Provision for income taxes                  (4,702)       (11,280)        (2,827)       (18,809)
                                       -----------    -----------    -----------    -----------
Segment net income                     $     8,720    $    20,462    $     5,129    $    34,311
                                       ===========    ===========    ===========    ===========
Segment average assets (1)             $ 2,568,704    $ 1,752,559    $   480,203    $ 4,801,466
                                       ===========    ===========    ===========    ===========
2002
Interest income                        $   127,792    $    79,330    $    18,846    $   225,968
Interest expense and overhead              (88,252)       (45,844)       (11,232)      (145,328)
(Provision) recovery for loan losses            27         (9,207)        (1,606)       (10,786)
Direct non-interest income                   5,092          1,885          7,248         14,225
                                       ===========    ===========    ===========    ===========
Segment profits and losses
 before taxes                               36,752         15,970         (1,756)        50,966
(Provision) benefit for income taxes       (12,887)        (5,345)           521        (17,711)
                                       -----------    -----------    -----------    -----------
Segment net income (loss)              $    23,865    $    10,625    $    (1,235)   $    33,255
                                       ===========    ===========    ===========    ===========
Segment average assets (1)             $ 2,708,604    $ 1,645,518    $   403,012    $ 4,757,134
                                       ===========    ===========    ===========    ===========

(1) Segment average assets excludes Bank operation overhead assets such as property and equipment and assets that benefit multiple reportable segments.

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2003 were as follows:

                                                                  BANK OPERATIONS
                                               ------------------------------------------------------
                                                  BANK       COMMERCIAL      COMMUNITY
(In thousands)                                 INVESTMENTS     BANKING        BANKING        TOTAL
                                               -----------   -----------    -----------   -----------
Balance as of December 31, 2002                $    34,322   $    35,977    $       925   $    71,224
Allowance for Community loan losses acquired            --          (734)            --          (734)
                                               -----------   -----------    -----------   -----------
Balance as of September 30, 2003               $    34,322   $    35,243    $       925   $    70,490
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

13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Financial instruments with off-balance sheet risk were:

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                          -------------   -------------
                                                               2003            2002
                                                          -------------   -------------
                                                                  (IN THOUSANDS)
Commitment to sell residential loans                      $      21,040   $          88
Forward contract to purchase mortgage-backed securities          12,697          39,128
Commitments to purchase other investment securities                  --             200
Commitments to purchase variable rate residential loans           1,768         300,643
Commitments to extend credit, including the undisbursed
   portion of loans in process                                1,373,000       1,126,384
Standby letters of credit                                        22,680          35,927
Commercial lines of credit                                      145,228         209,708

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry to guarantee project performance. These types of standby letters of credit had a maximum exposure of $16.1 million at September 30, 2003. BankAtlantic also issues standby letters of credit to commercial lending customers to guarantee the payment of goods and services. These types of standby letters of credit had a maximum exposure of $6.6 million at September 30, 2003. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings.

Levitt together with its joint venture partners have provided guarantees on indebtedness to joint ventures accounted for under the equity method of accounting. The guarantees were required to obtain joint venture financing. Levitt and its joint venture partners would be required to perform on their guarantees if the joint ventures default on the various loan agreements. At September 30, 2003 and December 31, 2002, Levitt had guaranteed $24.9 million and $26.2 million, respectively, of joint venture debt. Included in these guarantees were $23.2 million and $23.9 million of loans from BankAtlantic. Levitt's management believes that based on the loans' collateral, no payments will be required under the guarantees.

14. ACQUISITIONS AND SALES OF SUBSIDIARIES

On April 26, 2002 Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in GMS. The consideration provided by Ryan Beck for this transaction was the assumption of a note payable related to furniture and equipment in the Gruntal offices, assumption of non-cancelable leases associated with the Gruntal offices acquired, obligations owed to financial consultants participating in Gruntal's deferred compensation plan that accepted employment with Ryan Beck, and the payment of $6.0 million in cash. Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws in October 2002. Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the Gruntal transaction based on allegations that Ryan Beck is the "successor to Gruntal." Ryan Beck has also been sued by a former Gruntal employee seeking a declaratory judgment that Ryan Beck is liable for all pre-April 26, 2002 claims against Gruntal whether pending or filed in the future. This action was stayed by the court pursuant to an order dated August 1, 2003, until the resolution of the Gruntal bankruptcy proceedings. Ryan Beck did not assume any of these liabilities in connection with these transactions and has filed a Proof of Claim with the Bankruptcy Court in the amount of $43.9 million asserting its right to indemnification from Gruntal under the asset purchase agreement for the costs of defending the above-referenced claims as well as any liability that may be assessed against Ryan Beck in such matters. For further information see Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively (in thousands):

                                               COMMUNITY       GRUNTAL         TOTAL
                                              -----------    -----------    -----------
Cash and interest earning deposits            $   124,977    $       886    $   125,863
Securities available for sale                      79,768             --         79,768
Trading securities                                     --        151,909        151,909
Loans receivable, net                             623,039             --        623,039
FHLB Stock                                          8,063             --          8,063
Investments and advances to joint ventures         16,122             --         16,122
Goodwill                                           55,498             --         55,498
Core deposit intangible asset                      15,117             --         15,117
Other assets                                       46,620         12,597         59,217
                                              -----------    -----------    -----------
    Fair value of assets acquired                 969,204        165,392      1,134,596
                                              -----------    -----------    -----------
Deposits                                          639,111             --        639,111
FHLB advances                                     138,981             --        138,981
Other borrowings                                   14,291          3,427         17,718
Securities sold not yet purchased                      --          1,201          1,201
Payable to clearing broker                             --        101,705        101,705
Other liabilities                                   6,022         27,463         33,485
                                              -----------    -----------    -----------
    Fair value of liabilities assumed             798,405        133,796        932,201
Fair value of net assets acquired over cost            --        (23,749)       (23,749)
                                              -----------    -----------    -----------
Purchase price                                    170,799          7,847        178,646
Cash acquired                                    (124,977)          (886)      (125,863)
                                              -----------    -----------    -----------
Purchase price net of cash acquired           $    45,822    $     6,961    $    52,783
                                              ===========    ===========    ===========

Acquisition related charges and impairments during the three and nine months ended September 30, 2002 included various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition and the Gruntal transaction. In connection with the Community acquisition, BankAtlantic closed two of its Palm Beach county branches during 2002. In August 2003, Ryan Beck sold its entire membership interest in GMS.

15. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("Consolidation of Variable Interest Entities" or "FIN No. 46"). The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The interpretation also requires that the primary beneficiary is the only entity that can consolidate the variable interest entity. A primary beneficiary is the enterprise that has the majority of the risks and rewards of ownership. Upon consolidation of a variable interest entity, the assets, liabilities and noncontrolling interest of the variable interest entity are measured at their carrying amounts with any difference between the net amount added to the statement of financial condition and any previously recognized interest being recognized as the cumulative effect of a change in accounting principle. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. On July 1, 2003, the Company and BankAtlantic Bancorp's subsidiaries, except as indicated below, Levitt Corporation and its subsidiaries, implemented the interpretation effective January 1, 2003. As a consequence of the implementation, BankAtlantic Bancorp's wholly-owned statutory business trusts formed to issue trust preferred securities were deconsolidated and BankAtlantic Bancorp's Riverclub joint venture was consolidated. The Company and BankAtlantic Bancorp restated its first and second quarter financial statements to reflect its implementation of FIN No. 46.

In October 2003, the FASB deferred the implementation of FIN No. 46 from the third quarter to the fourth quarter of 2003. The deferral only applies to interests held in variable interest entities created before February 1, 2003. The FASB believes that additional time was needed for companies to complete the evaluation of existing variable interest entities and to determine which of those entities are required to be included in their consolidated financial statements. The FASB encouraged early adoption of the standard. As a consequence of the deferral and the additional guidance issued by FASB, the management of Levitt Corporation determined that they needed additional time to fully review Levitt's business relationships. The management of Levitt does not believes that the interpretation will have a material effect on Levitt's financial statements; however, Levitt's management cannot give any assurances that this will be the case until their evaluation is completed. BankAtlantic Bancorp's investments in and advances to Levitt's unconsolidated entities totaled $27.8 million at September 30, 2003.

In May 2003, the FASB issued Statement No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

The Statement also require that mandatorily redeemable minority interests in finite-lived entities be classified as liabilities and reported at settlement value. The FASB has deferred those requirements related to mandatorily redeemable minority interests in finite-lived entities indefinitely pending further FASB action. The Company's minority interest in finite-lived entities are not significant.

16. EARNINGS PER SHARE

The Company has two classes of common stock outstanding. The two-class method for earnings per share calculations is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. Earnings per share have been adjusted to reflect the stock splits effected in the form of stock dividends as discussed in Note 18.

The following table shows the computation of earnings per share and reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and nine month periods ended September 30, 2003 and 2002.

                                                                              FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                             ----------------------      ----------------------
 (In thousands, except per share data)                                         2003          2002          2003          2002
                                                                             --------      --------      --------      --------
BASIC NUMERATOR:
     Income from continuing operations                                       $  1,955      $    961      $  4,888      $ (7,224)
     Discontinued operations, net of taxes                                        306           860         1,143         1,549
     Extraordinary item, net of taxes                                              --           (61)           --        23,749
     Cumulative effect of a change in accounting principle, net of taxes           --            --            --       (15,107)
                                                                             --------      --------      --------      --------
     NET INCOME                                                              $  2,261      $  1,760      $  6,031      $  2,967
                                                                             ========      ========      ========      ========

BASIC DENOMINATOR:
     Weighted average number of common shares outstanding                      12,990        12,708        12,872        12,726
     Eliminate RAG weighted average number of common shares(a)                 (1,225)       (1,225)       (1,225)       (1,225)
                                                                             --------      --------      --------      --------
     Basic weighted average number of common shares outstanding                11,765        11,483        11,647        11,501
                                                                             ========      ========      ========      ========

BASIC EARNINGS (LOSS) PER SHARE
     Earnings (loss) per share from continuing operations                    $   0.17      $   0.08      $   0.42      $  (0.63)
     Earnings per share from discontinued operations                             0.03          0.07          0.10          0.13
     (Loss) earnings per share from extraordinary items                            --         (0.01)           --          2.06
     Loss per share from cumulative effect of
      a change in accounting principle                                             --            --            --         (1.31)
                                                                             --------      --------      --------      --------
     BASIC EARNINGS PER SHARE                                                $   0.20      $   0.14      $   0.52      $   0.25
                                                                             ========      ========      ========      ========

DILUTED NUMERATOR
     Income from continuing operations                                       $  1,955      $    961      $  4,888      $ (7,224)
     Effect of securities issuable by a subsidiary                               (158)         (117)         (469)          (51)
                                                                             --------      --------      --------      --------
     Income (loss) available after assumed dilution                          $  1,797      $    844      $  4,419      $ (7,275)
                                                                             --------      --------      --------      --------

     Discontinued operations, net of taxes                                   $    306      $    860      $  1,143      $  1,549
     Effect of securities issuable by a subsidiary                                 (3)          (18)          (17)          (34)
                                                                             --------      --------      --------      --------
     Discontinued operations, net of taxes after assumed dilution            $    303      $    842      $  1,126      $  1,515
                                                                             --------      --------      --------      --------

     Extraordinary items, net of taxes                                       $     --      $    (61)     $     --      $ 23,749
     Effect of securities issuable by a subsidiary                                 --             1            --          (521)
                                                                             --------      --------      --------      --------
     Extraordinary items, net of taxes after assumed dilution                $     --      $    (60)     $     --      $ 23,228
                                                                             --------      --------      --------      --------

     Cumulative effect of a change in accounting principle, net of taxes     $     --      $     --      $     --      $(15,107)
     Effect of securities issuable by a subsidiary                                 --            --            --           339
                                                                             --------      --------      --------      --------
     Cumulative effect of a change in accounting principle, net
     of taxes after assumed dilution                                         $     --      $     --      $     --      $(14,768)
                                                                             --------      --------      --------      --------

     NET INCOME AVAILABLE AFTER ASSUMED DILUTION                             $  2,100      $  1,626      $  5,545      $  2,700
                                                                             ========      ========      ========      ========

DILUTED DENOMINATOR
     Weighted average number of common shares outstanding                      12,990        12,708        12,872        12,726
     Eliminate RAG weighted average number of common shares (a)                (1,225)       (1,225)       (1,225)       (1,225)
     Common stock equivalents resulting from stock-based compensation           1,647         1,221         1,470            --
                                                                             --------      --------      --------      --------
     Diluted weighted average shares outstanding                               13,412        12,704        13,117        11,501
                                                                             ========      ========      ========      ========

DILUTED EARNINGS (LOSS) PER SHARE
     Earnings (loss) per share from continuing operations                    $   0.13      $   0.07      $   0.34      $  (0.63)
     Earnings per share from discontinued operations                             0.02          0.07          0.09          0.13
     (Loss) earnings per share from extraordinary items                            --         (0.01)           --          2.02
     Loss per share from cumulative effect of
      a change in accounting principle                                             --            --            --         (1.28)
                                                                             --------      --------      --------      --------
     DILUTED EARNINGS PER SHARE                                              $   0.15      $   0.13      $   0.43      $   0.24
                                                                             ========      ========      ========      ========

      a) I.R.E. Realty Advisory Group, Inc. ("RAG") owns 2,195,314 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock. Because the Company owns 45.45% of the outstanding common stock of RAG 997,770 shares of Class A Common Stock and 227,500 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share.

17. COMPREHENSIVE INCOME

The components of other comprehensive income relate to the net unrealized gains (losses) on securities available for sale, net of income taxes and the Company's proportionate shares of non-wholly owned subsidiaries other comprehensive income, net of income taxes such as net unrealized gains (losses) on securities available for sale, minimum pension liability, net of income taxes, unrealized gains or loss associated with investment in unconsolidated real estate subsidiary, net of income taxes and accumulated gains (losses) associated with cash flow hedges. The income tax benefit relating to other comprehensive loss reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 2003 and 2002 was $216,000 and $852,000, respectively. Comprehensive income for the three months ended September 30, 2003 and 2002 was $2.2 million and $1.5 million, respectively.

18. OTHER MATTERS

On May 22, 2003, the Board of Directors of the Company declared a stock split effected in the form of a 15% stock dividend, payable in shares of the Company's Class A Common Stock for each share of the outstanding Class A and Class B Common Stock to stockholders of record on June 3, 2003. The stock split was paid on June 17, 2003. Due to accounting and tax considerations, outstanding options to purchase Class B Common Stock previously granted under the Company's stock option plans were adjusted to reflect additional Class B stock options instead of options on Class A Common Stock. Where appropriate, amounts throughout this report have been adjusted to reflect the stock split.

On November 3, 2003, the Board of Directors of the Company declared a five for four common stock split effected in the form of a 25% stock dividend, payable in shares of the Company's Class A Common Stock for each share of the outstanding Class A and Class B Common Stock to stockholders of record on November 17, 2003. The stock split will be payable on December 1, 2003. Due to accounting and tax considerations, outstanding options to purchase Class B Common Stock previously granted under the Company's stock option plans were adjusted to reflect additional Class B stock options instead of options on Class A Common Stock. Where appropriate, amounts throughout this report have been adjusted to reflect the stock split.

On April 3, 2003, BankAtlantic Bancorp's Board of Directors authorized management to pursue a spin-off of Levitt Corporation. The proposed spin-off is subject to receipt of a private letter ruling from the Internal Revenue Service that the transaction will be tax free to holders of BankAtlantic Bancorp stock and any required regulatory approvals. As a result of the transaction, Levitt Corporation will no longer be a wholly owned subsidiary of BankAtlantic Bancorp but will be held by the shareholders of BankAtlantic Bancorp on the same pro rata basis as they currently hold BankAtlantic Bancorp shares. As a consequence BFC, which currently controls BankAtlantic Bancorp by virtue of its 15.3% ownership of BankAtlantic Bancorp's Class A Common Stock and 100% ownership of BankAtlantic Bancorp's Class B Common Stock, upon consummation of the transaction will own the same percentages of Levitt Corporation's outstanding common stock.

                   BFC Financial Corporation and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

GENERAL

BFC Financial Corporation and its subsidiaries, identified herein as the "Company" and "BFC", is a holding company as a consequence of its ownership interest in the common stock of BankAtlantic Bancorp, Inc. ("BankAtlantic Bancorp" or "Bancorp"). BankAtlantic Bancorp is a Florida-based diversified financial services holding company. BankAtlantic Bancorp's principal assets include the capital stock of BankAtlantic and its subsidiaries ("BankAtlantic"), Levitt Corporation and its subsidiaries ("Levitt") and RB Holdings, Inc. and its subsidiaries ("Ryan Beck"). BankAtlantic Bancorp changed its ownership structure in Ryan Beck by forming a holding company. The Company's primary asset is the capital stock of BankAtlantic Bancorp and its primary activities currently relate to the operations of BankAtlantic Bancorp.

At September 30, 2003, the Company's ownership of BankAtlantic Bancorp was as follows:

                                         AT SEPTEMBER 30, 2003
                                      --------------------------
                                         SHARES        PERCENT
                                         OWNED          OWNED
                                         -----          -----
              Class A Common Stock      8,296,891          15.30%
              Class B Common Stock      4,876,124         100.00%
              Total                    13,173,015          22.40%

At September 30, 2003, the shares of BankAtlantic Bancorp Class A Common Stock and BankAtlantic Bancorp Class B Common Stock owned by the Company represented approximately 55.1% of the voting power of all outstanding shares of BankAtlantic Bancorp's Common Stock. Because BFC controls greater than 50% of the vote of BankAtlantic Bancorp is consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of Bancorp's net income recognized by the Company.

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report and in any documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; the effect of prepaying FHLB advances on our net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; BankAtlantic's seven-day banking initiative and other growth initiatives not being successful or producing results which do not justify their costs; the impact of changes in accounting policies; the impact of periodic testing of goodwill and other intangible assets for impairment, and with respect to the operations of Levitt Corporation ("Levitt") and its real estate subsidiaries: the market for real estate generally and in the areas where Levitt has developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company's success at managing the risks involved in the foregoing. This report also contains forward-looking statements with respect to the proposed spin-off of Levitt Corporation which is subject to a number of risks and uncertainties that are subject to change including that the conditions relating to regulatory approval and the tax-free nature of the spin-off may not be met, that business, economic, or market conditions may make the spin-off less advantageous, that Levitt will not be successful as a separate publicly-traded company, that Levitt will not have additional access to capital or debt markets or that such markets may prove to be more expensive than currently available, and that the Board of BankAtlantic Bancorp may in the future conclude that it is not in the best interest of BankAtlantic Bancorp or its shareholders to pursue the spin-off. Further, this report contains forward-looking statements with respect to Ryan Beck and its subsidiaries, which are subject to a number of risks and uncertainties including the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, the volatility of the stock market and fixed income markets, as well as its revenues mix, the success of new lines of business and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck's control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

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

CONSOLIDATED RESULTS OF OPERATIONS

                                                               FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                             ------------------------      -----------------------
(IN THOUSANDS)                                                  2003           2002           2003          2002
                                                             ---------      ---------      ---------     ---------
Net interest income                                          $  35,211      $  42,064      $ 111,194     $ 116,380
Provision (recovery) for loan losses                            (1,076)         2,082          1,264        10,786
(Losses) gains on sales of securities                             (336)         2,483            419         8,605
Other non-interest income                                       91,761         65,374        268,069       140,044
Non-interest expense                                            99,410         88,751        302,902       227,048
                                                             ---------      ---------      ---------     ---------
Income from continuing operations
  before income taxes and minority interest                     28,302         19,088         75,516        27,195
Provision for income taxes                                      11,995          6,946         31,773        10,062
Minority interest in income of consolidated subsidiaries        14,352         11,181         38,855        24,357
                                                             ---------      ---------      ---------     ---------
Income (loss) from continuing operations                         1,955            961          4,888        (7,224)
Discontinued operations, net of tax                                306            860          1,143         1,549
Extraordinary item, net of tax                                      --            (61)            --        23,749
Cumulative effect of a change in accounting
  principle, net of tax                                             --             --             --       (15,107)
                                                             ---------      ---------      ---------     ---------
Net income                                                   $   2,261      $   1,760      $   6,031     $   2,967
                                                             =========      =========      =========     =========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

Income from continuing operations increased by 103.4%. The improvement in earnings primarily resulted from a significant increase in non-interest income from all of the Company's major subsidiaries and a reduction in bank operations provision for loan losses. The above increases in earnings were partially offset by higher operating expenses at all of the Company's subsidiaries and a significant decline in bank operations net interest income.

The Company's net interest income decreased by 16%. The decline in net interest income primarily resulted from a decline in the bank's net interest margin and secondarily from a reduction in interest earning assets.

The recovery in the provision for loan losses during the 2003 quarter resulted from a general improvement in credit quality during 2003. During 2003, BankAtlantic experienced a significant decline in loan delinquencies, non-performing assets and net charge-offs.

Losses on securities activities during the 2003 period resulted primarily from losses on the settlement of an interest rate swap with a notional amount of $25 million and losses on the sale of agency securities. Gains on securities activities during the 2002 third quarter primarily resulted from sales of the bank's securities available for sale and BankAtlantic Bancorp parent company equity securities.

Other non-interest income increased by 40% from the 2002 period. The increase primarily resulted from a substantial increase in revenues attributed to Levitt real estate activities, a significant increase in revenues from service charges from bank operations, and higher revenues from Ryan Beck retail customers. The increase in bank operations revenues resulted from higher service charges and fees on deposits attributed to an increase in checking accounts associated with new checking products and BankAtlantic's seven-day branch banking initiative. The enhanced revenues from Levitt's real estate operations reflect higher equity earnings from its investment in Bluegreen Corporation and an increase in the number of homes sold at Levitt and Sons as well as an increase in land sales at Core Communities.

Non-interest expense increased by 12% from 2002. Bank operations non-interest expense increased from $34.3 million to $39.2 million. The higher expenses primarily related to $2.0 million of debt redemption costs and increased compensation expenses and advertising costs associated with the implementation of the "Florida's Most

Convenient Bank" initiatives. Levitt's non-interest expenses increased from $6.9 million to $10.2 million. The higher costs were linked to the opening of new developments and a substantial increase in homes closed. Ryan Beck's non-interest expense increased from $46.7 million to $48.7 million primarily due to increased compensation expense resulting from higher principal transaction revenues.

As part of Ryan Beck's acquisition of certain of the assets and assumption of certain of the liabilities of Gruntal & Co, LLC, in April 2002, Ryan Beck acquired all of the membership interests in The GMS Group, L.L.C. ("GMS"). After its acquisition, GMS was operated as an independent business unit. After receipt of an offer by GMS's management to purchase GMS from Ryan Beck, Ryan Beck sold its entire membership interest in GMS to GMS Group Holdings Corp. ("Buyer") in August 2003 for $22.5 million. The Buyer was formed by the management of GMS along with other investors. Ryan Beck received cash proceeds from the sale of $9.0 million and a $13.6 million secured promissory note issued by the Buyer with recourse to the management of GMS. The note is secured by the membership interest in GMS and contains covenants that require GMS to maintain certain capital and financial ratios. Ryan Beck did not recognize any gain or loss associated with the transaction. In October 2003, Buyer made a $1.4 million prepayment of principal of a promissory note which reduced the outstanding balance to $12.2 million. Discontinued operations represents the earnings from GMS net of income taxes. Prior periods have been restated to exclude GMS from income from continuing operations.

Minority interest in income of consolidated subsidiaries during the three months ended September 30, 2003 was $14.4 million as compared to $11.2 million during the same 2002 period. The 2003 increase in income to the minority holders resulted from BankAtlantic Bancorp net income during the three months ended September 30, 2003 of $18.5 million as compared to $14.5 million during the same 2002 period. The 2003 and 2002 periods include a $306,000 and $860,000 discontinued operations as previously discussed. The 2002 period includes an extraordinary loss of $61,000 from the Gruntal transaction. Minority interest in BankAtlantic Bancorp was approximately 77.6% in 2003 and 77.4% in 2002.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

The increase in income from continuing operations was primarily the result of the items discussed above. Included in income from continuing operations during 2003 was a $1.7 million charge associated with unamortized offering costs and call premiums on the early redemption of BankAtlantic Bancorp parent company 5.625% convertible subordinated debentures and a $257,000 impairment charge associated with a Bank branch relocation. During 2002 BankAtlantic Bancorp parent company recognized impairment charges on equity securities of $18.5 million and BFC recognized impairment charges on equity securities of $1.6 million. Also, during 2002 BankAtlantic Bancorp recognized $4.1 million of acquisition related charges and impairments associated with Ryan Beck's Gruntal transaction and $1.1 million of ATM restructuring charges and impairments associated with banking activities.

Net income for the 2002 period was favorably impacted by an extraordinary gain recognized in connection with the Gruntal transaction. The extraordinary gain was recognized because the fair value of the net assets acquired, after reducing the carrying value of non-financial assets to zero, exceeded the cost of the transaction by $23.8 million, net of income taxes of $2.7 million. As indicated, included in the assets acquired in the Gruntal transaction was the membership interest in GMS.

Net income for the 2002 period was negatively impacted by a cumulative effect of a change in accounting principle. Upon the implementation of FASB Statement 142, BankAtlantic Bancorp performed the required goodwill impairment test as of January 1, 2002 and concluded that the goodwill assigned to the Ryan Beck reportable segment was impaired. As a consequence, BankAtlantic Bancorp recorded a $15.1 million impairment loss (net of tax) effective as of January 1, 2002 as a cumulative effect of a change in accounting principle.

Minority interest in income of consolidated subsidiaries in 2003 was $38.9 million as compared to $24.4 million during the same 2002 period. The 2003 increase in income to the minority holders primarily resulted from BankAtlantic Bancorp's increase in net income of $50.1 million in 2003 as compared to $32.3 million in 2002. The 2002 period included a $23.8 million extraordinary gain from the Gruntal transaction and a loss of $15.1 million from the cumulative effect of a change in accounting principle associated with goodwill impairment as previously discussed. Minority interest in BankAtlantic Bancorp was approximately 77.6% in 2003 and 77.4% in 2002.

BANK RESULTS OF OPERATIONS

Net interest income

                                                             FOR THE THREE MONTHS ENDED
                                       -----------------------------------------------------------------------
                                               SEPTEMBER 30, 2003                   SEPTEMBER 30, 2002
                                       ----------------------------------   ----------------------------------
(In thousands)                          AVERAGE     REVENUE/     YIELD/      AVERAGE     REVENUE/     YIELD/
                                        BALANCE     EXPENSE       RATE       BALANCE     EXPENSE       RATE
                                       ----------  ----------  ----------   ----------  ----------  ----------
Loans:
 Residential real estate               $1,714,774  $   18,186        4.24%  $1,576,825  $   24,806        6.29%
 Commercial real estate                 1,666,209      24,011        5.76    1,592,990      25,893        6.50
 Consumer                                 319,269       3,548        4.45      264,873       3,696        5.58
 Lease financing                           18,935         538       11.37       40,410       1,256       12.43
 Commercial business                      110,236       1,618        5.87       93,136       1,453        6.24
 Small business                           159,025       3,022        7.60      160,884       3,141        7.81
                                       ----------  ----------  ----------   ----------  ----------  ----------
    Total loans                         3,988,448      50,923        5.11    3,729,118      60,245        6.46
                                       ----------  ----------  ----------   ----------  ----------  ----------
Investments                               718,528       9,210        5.13    1,191,441      18,999        6.38
                                       ----------  ----------  ----------   ----------  ----------  ----------
Total interest earning assets           4,706,976      60,133        5.11%   4,920,559      79,244        6.44%
                                                   ----------  ----------               ----------  ----------
Goodwill and core deposit
  intangibles                              83,143                               88,395
Other non-interest earning assets         229,398                              270,948
                                       ----------                           ----------
    Total Assets                       $5,019,517                           $5,279,902
                                       ==========                           ==========
Deposits:
 Savings                               $  197,778  $      137        0.27%  $  149,906  $      380        1.01%
 NOW                                      473,741         438        0.37      357,709         681        0.76
 Money funds                              874,789       1,935        0.88      786,375       3,468        1.75
 Certificate accounts                     837,221       5,248        2.49    1,266,869      11,558        3.62
                                       ----------  ----------  ----------   ----------  ----------  ----------
    Total deposits                      2,383,529       7,758        1.29    2,560,859      16,087        2.49
                                       ----------  ----------  ----------   ----------  ----------  ----------
Short-term borrowed funds                 256,826         588        0.91      528,533       2,323        1.74
Advances from FHLB                      1,249,074      15,025        4.77    1,229,562      15,858        5.12
Long-term debt                             34,863         489        5.56       14,010         281        7.96
                                       ----------  ----------  ----------   ----------  ----------  ----------
Total interest bearing liabilities      3,924,292      23,860        2.41    4,332,964      34,549        3.16
Non-interest bearing deposits             568,333                              427,686
Non-interest bearing other
  liabilities                              44,637                               65,664
                                       ----------                           ----------
    Total Liabilities                   4,537,262                            4,826,314
Stockholder's equity                      482,255                              453,588
                                       ----------                           ----------
Total liabilities and stockholder's
  equity                               $5,019,517                           $5,279,902
                                       ==========                           ==========
Net interest income/ net interest
  spread                                               36,273        2.70%                  44,695        3.28%
                                                               ==========                           ==========
Capitalized interest from real estate
  operations                                              285                                   --
                                                   ----------                           ----------
    Net interest income                            $   36,558                           $   44,695
                                                   ==========                           ==========
MARGIN
Interest income/interest earning
  assets                                                             5.11%                                6.44%
Interest expense/interest earning
  assets                                                             2.01                                 2.79
                                                               ----------                           ----------
    Net interest margin                                              3.10%                                3.65%
                                                               ==========                           ==========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

The decline in net interest income during the period primarily resulted from a significant decline in the net interest margin and secondarily from a reduction in average interest earning assets.

The net interest margin was negatively impacted by the historically low interest rates during the 2003 quarter. This low interest rate environment resulted in accelerated prepayments of mortgage loans and investment securities with higher yields than the current market rates. Mortgage loans and investment securities were also adversely affected by the downward re-pricing of floating rate securities. BankAtlantic invested the proceeds from repayments primarily in residential and commercial loans at the lower current rates. As a consequence, BankAtlantic had a decline in its yield on interest earning assets.

Rates paid on interest bearing liabilities did not decline as rapidly. Approximately 30% of interest bearing liabilities consists of long term advances from the FHLB that, either directly or indirectly via interest rate swaps, pay fixed interest rates. These advances were originated in order to fund the purchase of fixed rate residential loans. However, the FHLB Advances contain prepayment restrictions, preventing BankAtlantic from repaying advances in proportion to the repayments of residential loans. However, during the current period, BankAtlantic prepaid $185 million of high rate advances. This action resulted in a charge to income of $2.0 million, and BankAtlantic intends to assess the balance of high cost advances and its effect on future periods.

The reduction in the net interest margin was partially offset by a change in BankAtlantic's deposit mix from higher rate certificate of deposit accounts to low cost deposits and insured money fund accounts. Low cost deposits are comprised of checking and savings accounts. Average low cost deposits increased from $935 million during the 2002 quarter to $1,240 million during the same 2003 quarter, while certificate of deposit accounts declined from $1,267 million during the 2002 quarter to $837 million during the same 2003 period. Additionally, BankAtlantic experienced growth in its insured money fund accounts that bear lower rates than other interest bearing accounts. BankAtlantic's growth in low cost deposits resulted primarily from its "Florida's Most Convenient Bank" initiatives, including seven-day branch banking and high performance checking accounts. BankAtlantic opened approximately 38,000 new checking and savings accounts during the 2003 quarter compared to approximately 30,000 new accounts during the same 2002 period.

Higher average loan balances resulted from the purchase and origination of commercial real estate, residential and home equity loans. During the nine months ended September 30, 2003, the Bank purchased $1.1 billion of residential loans and originated $1.0 billion of loans, compared to residential loan purchases of $531 million and loan originations of $810 million during the same 2002 period. Loan growth was offset by repayments of mortgage loans and mortgage-backed securities resulting from historically low interest rates. The Bank used the proceeds from repayments to fund certificate account outflows and to pay-down short-term borrowings.

Interest expense on short-term borrowings was substantially lower during 2003 due to lower average balances and average rates. As a consequence of the historically low interest rates, the Bank implemented an asset and liability management strategy of reducing its earning assets in response to concerns over the risks associated with making long-term asset commitments in a historically low interest rate environment.

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

Capitalized interest during the 2003 quarter represents interest capitalized on qualifying assets associated with the Riverclub real estate joint venture. Upon the implementation of FIN No. 46 the Riverclub joint venture was consolidated effective January 1, 2003. During 2002, the Riverclub joint venture was accounted for on the equity method of accounting.

                                                                FOR THE NINE MONTHS ENDED
                                          -----------------------------------------------------------------------
                                                 SEPTEMBER 30, 2003                    SEPTEMBER 30, 2002
                                          ----------------------------------   ----------------------------------
                                           AVERAGE     REVENUE/     YIELD/      AVERAGE     REVENUE/     YIELD/
                                           BALANCE     EXPENSE       RATE       BALANCE     EXPENSE       RATE
                                          ----------  ----------  ----------   ----------  ----------  ----------
Loans:
 Residential real estate                  $1,718,974  $   62,329        4.83%  $1,413,025  $   67,966        6.41%
 Commercial real estate                    1,584,284      70,249        5.91    1,466,235      71,250        6.48
 Consumer                                    307,644      10,535        4.57      242,737      10,450        5.74
 Lease financing                              23,830       2,020       11.30       46,532       4,300       12.32
 Commercial business                         105,806       4,564        5.75      100,164       4,499        5.99
 Small business                              160,589       8,955        7.44      140,941       8,389        7.94
                                          ----------  ----------  ----------   ----------  ----------  ----------
                                           3,901,127     158,652        5.42    3,409,634     166,854        6.52
                                          ----------  ----------  ----------   ----------  ----------  ----------
Investments                                  856,499      35,747        5.56    1,235,755      59,114        6.38
                                          ----------  ----------  ----------   ----------  ----------  ----------
Total interest earning assets              4,757,626     194,399        5.45%   4,645,389     225,968        6.49%
                                                      ----------  ----------               ----------  ----------
Goodwill and core deposit intangibles         83,823                               65,833
Other non-interest earning assets            242,537                              231,749
                                          ----------                           ----------
Total Assets                              $5,083,986                           $4,942,971
                                          ==========                           ==========
Deposits:
 Savings                                  $  185,432  $      721        0.52%  $  135,272  $    1,024        1.01%
 NOW                                         451,333       1,540        0.46      310,151       1,766        0.76
 Money funds                                 840,412       7,213        1.15      734,477      10,095        1.84
 Certificate accounts                        905,409      19,211        2.84    1,244,234      35,636        3.83
                                          ----------  ----------  ----------   ----------  ----------  ----------
                                           2,382,586      28,685        1.61    2,424,134      48,521        2.68
                                          ----------  ----------  ----------   ----------  ----------  ----------
Short-term borrowed funds                    326,400       2,762        1.13      459,762       6,037        1.76
Advances from FHLB                         1,282,519      45,633        4.76    1,161,880      46,453        5.35
Long-term debt                                35,375       1,428        5.40        9,964         521        6.99
                                          ----------  ----------  ----------   ----------  ----------  ----------
Total interest bearing liabilities         4,026,880      78,508        2.61    4,055,740     101,532        3.35
Non-interest bearing deposits                527,334                              389,565
Non-interest bearing other liabilities        58,885                               73,163
                                          ----------                           ----------
Total Liabilities                          4,613,099                            4,518,468
Stockholder's equity                         470,887                              424,503
                                          ----------                           ----------
Total liabilities and stockholder's
  equity                                  $5,083,986                           $4,942,971
                                          ==========                           ==========
Net interest income/net
interest spread                                          115,891        2.84%                 124,436        3.14%
                                                                   ==========                          ==========
Capitalized interest from real estate
operations                                                   883                                   --
                                                      ----------                           ----------
Net interest income                                   $  116,774                           $  124,436
                                                      ==========                           ==========
MARGIN
Interest income/interest earning assets                                 5.45%                                6.49%
Interest expense/interest earning assets                                2.21                                 2.92
                                                                  ----------                           ----------
Net interest margin                                                     3.24%                                3.57%
                                                                  ==========                           ==========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

Net interest income for the nine month period decreased by 6%. The decline primarily resulted from the items discussed above, except that the Community acquisition had a greater impact on the nine month comparison, as Community was acquired on March 22, 2002.

PROVISION FOR LOAN LOSSES

                                          FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                          ---------------------------       ---------------------------
                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                          ---------------------------       ---------------------------
(In thousands)                               2003             2002             2003             2002
                                          ----------       ----------       ----------       ----------
BALANCE, BEGINNING OF PERIOD              $   49,576       $   48,587       $   48,022       $   44,585
CHARGE-OFFS:
    Syndication loans                             --              (13)              --           (8,013)
    Commercial business loans                 (1,540)              --           (1,540)              --
    Commercial real estate loans                  --           (2,549)              --           (6,858)
    Small business                              (334)            (727)          (2,387)          (2,919)
    Lease financing                             (258)          (1,778)          (3,247)          (5,963)
    Consumer loans - direct                     (154)            (314)            (699)            (963)
    Consumer loan - indirect                    (106)             (83)            (456)            (819)
    Residential real estate loans               (150)            (284)            (362)            (426)
                                          ----------       ----------       ----------       ----------
TOTAL CHARGE-OFFS                             (2,542)          (5,748)          (8,691)         (25,961)
                                          ----------       ----------       ----------       ----------
RECOVERIES:
    Syndication loans                            236              102            2,567              785
    Commercial business loans                     15               19               64               56
    Commercial real estate loans                   1                3                2               20
    Small business                               748              549            2,156            1,638
    Lease financing                              477              578            1,789            2,476
    Consumer loans - direct                      139              179              445              412
    Consumer loans - indirect                    204              232              776            1,075
    Residential real estate loans                424               94              542              157
                                          ----------       ----------       ----------       ----------
TOTAL RECOVERIES                               2,244            1,756            8,341            6,619
                                          ----------       ----------       ----------       ----------
NET CHARGE-OFFS                                 (298)          (3,992)            (350)         (19,342)
Provision (recovery) for loan losses          (1,076)           2,082            1,264           10,786
Allowance for loan losses acquired                --           (1,075)            (734)           9,573
                                          ----------       ----------       ----------       ----------
BALANCE, END OF PERIOD                    $   48,202       $   45,602       $   48,202       $   45,602
                                          ==========       ==========       ==========       ==========

The Bank experienced a significant improvement in net charge-offs during the third quarter of 2003, compared to the same 2002 period. During the 2003 quarter, the Bank partially charged-off a commercial business loan by $1.5 million and recognized net recoveries from all other loan categories except consumer loans - direct. During the 2002 quarter, the Bank charged off a commercial real estate loan to a company in the hospitality industry and charged off a $670,000 airplane lease. The remaining improvement in net charge-offs resulted primarily from lower net charge-offs associated with discontinued or curtailed lines of business (our former small business, indirect consumer and syndication lending programs and lease financing).

The substantial reduction in net charge-offs during the nine months ended September 30, 2003, compared to the same 2002 period, resulted from a $4.3 million partial charge-off of a commercial real estate residential construction loan and an $8.0 million partial charge-off of a syndication loan in the aviation industry during the 2002 period. During 2003, BankAtlantic recovered $2.1 million from the settlement of that syndication loan. During the 2002 period, BankAtlantic recovered $683,000 from another syndication loan that had charged-off in a prior period.

The recovery in the provision for loan losses during the 2003 quarter and the substantial decrease in the provision for loan losses during the nine month period reflected improvements in loan delinquencies and non-performing assets as well as declining historical charge-off trends. These favorable trends were partially offset by higher loan balances and additional allowances for loan losses established in connection with borrowers in the hospitality industry.

Allowance for loan losses acquired and adjustments to the allowance for loan losses acquired represents the loan loss allowance acquired in connection with the Community acquisition.

At the indicated dates, BankAtlantic's non-performing assets and potential problem loans were (in thousands):

                                             SEPTEMBER 30,  DECEMBER 31,
                                                  2003          2002
                                             -------------  -------------
     NONPERFORMING ASSETS
     NON-ACCRUAL:
     Tax certificates                        $         859  $       1,419
     Loans and leases                               10,745         18,918
                                             -------------  -------------
       Total non-accrual                            11,604         20,337
                                             -------------  -------------
     REPOSSESSED ASSETS:
     Real estate owned, net of allowance             8,904          9,607
     Vehicles and equipment                            274              4
                                             -------------  -------------
       Total repossessed assets                      9,178          9,611
                                             -------------  -------------
        Total nonperforming assets                  20,782         29,948
         Specific valuation allowances                  --         (1,386)
                                             -------------  -------------
     TOTAL NONPERFORMING ASSETS, NET         $      20,782  $      28,562
                                             =============  =============

     ALLOWANCES
     Allowance for loan losses               $      48,202  $      48,022
     Allowance for tax certificate losses            2,423          1,873
                                             -------------  -------------
     TOTAL ALLOWANCES                        $      50,625  $      49,895
                                             =============  =============

     POTENTIAL PROBLEM LOANS
     Contractually past due 90 days or more  $          --  $         100
     Restructured loans                              1,408          1,882
     Delinquent residential loans purchased          1,296          1,464
                                             -------------  -------------
     TOTAL POTENTIAL PROBLEM LOANS           $       2,704  $       3,446
                                             =============  =============

Non-performing assets represented 0.53% of total loans, tax certificates and repossessed assets at September 30, 2003 compared to 0.83% at December 31, 2002. The improvement in the ratio reflects an increase in total loans as well as a significant decline in non-accrual loans. At September 30, 2003, non-accrual loans and leases consisted of $9.3 million of residential loans, an $895,000 commercial business loan and $550,000 of various consumer and small business loans. At December 31, 2002, non-accrual loans consisted of $12.8 million of residential loans, $3 million of leases, a $1.4 million commercial real estate loan and various consumer and small business loans.

The decline in repossessed assets was primarily due to a $750,000 write down of an REO property based on a reassessment of the property during the first quarter and the sale of a commercial real estate REO property. The REO property sold had a carrying value of $566,000 at December 31, 2002. BankAtlantic recognized a $200,000 gain on the sale of the property. The above decline in repossessed real estate owned was partially offset by higher repossessed residential loans. The increase in repossessed vehicles and equipment resulted from the repossession of leased aviation equipment. Included in real estate owned at September 30, 2003 and December 31, 2002 was $6.2 million and $7.3 million associated with a residential construction property. The property was sold to an unrelated developer in October 2003.

The allowance for loan losses was 1.27% and 1.40% of total loans at September 30, 2003 and December 31, 2002, respectively. The decline in the ratio resulted from improved credit quality and a significant increase in loans receivable at September 30, 2003. Loans receivable increased from $3.372 billion at December 31, 2002 to $3.740 billion at September 30, 2003. Although BankAtlantic's loans receivable increased, the allowance for loan losses increased only slightly from December 31, 2002 due to a change in the mix of loan portfolio, favorable charge-off trends and a decline in loan delinquencies and non-performing loans. BankAtlantic's loan mix changed due to lower lease financings and non-mortgage loan balances and higher commercial real estate and residential real estate loan balances. Historically, mortgage loans require lower allowances for loan losses than lease financings and non-mortgage loans. The above improvement in allowance for loan losses associated with the change in loan portfolio mix was partially offset by higher allowances on loan balances associated with the hospitality industry. Based on an evaluation of hospitality loans in BankAtlantic's portfolio and economic trends in the industry, BankAtlantic adjusted its hospitality allowance for loan losses to reflect adverse trends in the industry.

The decline in potential problem loans was due to the improved performance or repayment of loans that were previously categorized as potential problem loans. Restructured loans at December 31, 2002 and September 30, 2003 were primarily leases in the aviation industry.

NON-INTEREST INCOME

                                   FOR THE THREE MONTHS              FOR THE NINE MONTHS
BANKING OPERATIONS                  ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                -----------------------------   -----------------------------
(IN THOUSANDS)                    2003       2002     CHANGE      2003       2002     CHANGE
                                --------   --------  --------   --------   --------  --------
Other service charges and fees  $  4,625   $  3,591  $  1,034   $ 14,614   $ 10,246  $  4,368
Service charges on deposits       10,925      6,684     4,241     29,088     17,234    11,854
Income from real estate
   operations                         66         --        66      5,290         --     5,290
Income from unconsolidated
   subsidiaries                       --         97       (97)        --        658      (658)
Securities activities, net          (336)     1,978    (2,314)      (376)     4,770    (5,146)
Other                              1,874        959       915      5,146      3,297     1,849
                                --------   --------  --------   --------   --------  --------
     Non-interest income        $ 17,154   $ 13,309  $  3,845   $ 53,762   $ 36,205  $ 17,557
                                ========   ========  ========   ========   ========  ========

Other service charges and fees increased 29% and 43% during the 2003 third quarter and year to date, respectively, compared to the same 2002 periods. The higher fees during the current quarter resulted from increased interchange fees and annual fees associated with check cards. The additional fee income reflects the opening of 209,000 new deposit accounts since January 2002. The increased fee income year to date was due to increased check card income as well as higher prepayment penalties associated with commercial loans. During the nine months ended September 30, 2003, BankAtlantic experienced a significant increase in prepayment penalties assessed on borrowers refinancing commercial loans in response to historically low interest rates. Also, during the 2003 nine month period, check card income was favorably impacted by card conversion fees received from MasterCard in consideration for converting BankAtlantic's customer check cards from Visa.

Revenues from service charges on deposits increased by 63% and 69% during the 2003 quarter and year to date, respectively, from the comparable 2002 periods. The increase in service charge revenues primarily resulted from a higher volume of overdrafts. This was partially offset by lower monthly checking account fee income. Overdraft fee income increased by 76% and 95% for the three and nine months ended September 30, 2003, respectively, compared to the same 2002 periods. The substantial increase in overdraft fee income was a direct result of an increase in checking accounts attributed to BankAtlantic high performance checking products and "Florida's Most Convenient Bank" initiatives. The above increase in service charge income was partially offset by 16% and 26% declines in monthly checking account fee income for the three and nine months ended September 30, 2003, respectively, compared to the same 2002 periods, as BankAtlantic discontinued the promotion of fee-based checking products.

Income from real estate operations for the three and nine months ended September 30, 2003 represents the net revenues from the Riverclub joint venture which was included in the Company's consolidated financial statements effective January 1, 2003. During the three and nine months ended September 30, 2003, the Riverclub joint venture closed three and twenty units, respectively. The Riverclub joint venture was acquired in connection with the Community acquisition on March 22, 2002.

Income from unconsolidated subsidiaries represents equity earnings in the Riverclub joint venture. During the three and nine months ended September 30, 2002, the Riverclub joint venture closed 2 and 4 units, respectively.

Securities activities for the three and nine months ended September 30, 2003 represent the sale of $25 million of agency securities for a $100,000 loss and a $234,000 loss from the settlement of an interest rate swap. The swap had a notional amount of $25 million and was settled as part of a strategy to prepay FHLB advances with a view to improving BankAtlantic's net interest margin in future periods.

Securities activities for the three and nine months ended September 30, 2002 resulted primarily from the sale of $74.2 million and $152.1 million of REMIC securities, respectively.

Other income during the 2003 quarter and year-to-date period was favorably impacted by the expansion of a branch brokerage business unit during the fourth quarter of 2002, which earned $360,000 and $1.0 million in commissions during the three and nine months ended September 30, 2003, respectively. Other income was also favorably impacted by higher miscellaneous customer fees such as wire fees, research charges and cash management services associated with the substantial increase in the number of customer accounts.

NON-INTEREST EXPENSE

                                          FOR THE THREE MONTHS             FOR THE NINE MONTHS
BANKING OPERATIONS                         ENDED SEPTEMBER, 30             ENDED SEPTEMBER, 30
                                      -----------------------------   ----------------------------
(IN THOUSANDS)                          2003      2002      CHANGE      2003      2002     CHANGE
                                      --------  --------   --------   --------  --------  --------
Employee compensation and benefits    $ 19,387  $ 16,873   $  2,514   $ 59,321  $ 47,830  $ 11,491
Occupancy and equipment                  6,874     7,851       (977)    20,237    22,154    (1,917)
Advertising and promotion                2,444     2,045        399      6,916     5,082     1,834
Restructuring charges and
    impairment write-downs                  --        --         --         --     1,007    (1,007)
Amortization of intangible assets          439       453        (14)     1,332       907       425
Acquisition related charges                 --      (941)       941         --       864      (864)
Professional fees                        1,139       684        455      3,260     2,057     1,203
Selling, general and administrative        161        --        161        970        --       970
Cost associated with debt redemption     2,040        --      2,040      2,040        --     2,040
Other                                    6,681     7,321       (640)    22,076    18,988     3,088
                                      --------  --------   --------   --------  --------  --------
   Non-interest expense               $ 39,165  $ 34,286   $  4,879   $116,152  $ 98,889  $ 17,263
                                      ========  ========   ========   ========  ========  ========

Compensation and benefits expense increased by 15% for the three months ended September 30, 2003 from the comparable 2002 quarter. The increase primarily resulted from an increase in the number of employees and secondarily from the higher cost of employee benefits and the implementation of a profit sharing plan at BankAtlantic on January 1, 2003. The increase in personnel resulted from the implementation of the "Florida's Most Convenient Bank" initiatives, including seven-day branch banking, extended weekday branch hours and a 24/7 customer service center. During the 2003 quarter, BankAtlantic recorded a $367,000 employee profit sharing expense and $2.6 million of employee benefit expenses compared to zero profit sharing expense and $2.2 million of employee benefit expenses during the same 2002 quarter. Included in employee benefit expenses during the three months ended September 30, 2003 was pension expense of $654,000 compared to $507,000 during the same 2002 period. The pension costs were associated with a frozen defined benefit plan and a 401(k) plan.

Compensation and benefits expense increased by 24% from the comparable 2002 nine-month period. The significant increase in compensation expense resulted from the items discussed above as well as the addition of 172 employees hired by BankAtlantic following the Community acquisition on March 22, 2002. During the nine months ended September 30, 2003, BankAtlantic recorded a $3.1 million profit sharing expense and $8.6 million of employee benefit expenses compared to zero and $6.7 million, respectively, during the same 2002 period. Included in employee benefit expenses during the nine months ended September 30, 2003 was $2.0 million of pension expense compared to $864,000 during the same 2002 period.

Occupancy and equipment expenses decreased by 12% and 9% for the 2003 third quarter and nine month period, respectively, compared to the same 2002 periods. The decline in occupancy and equipment expenses primarily resulted from lower data processing costs and depreciation expense. The decline in data processing expenses was associated with the renewal of a contract at significantly lower rates than rates paid during the 2002 periods. The decrease in depreciation expense reflects $600,000 and $1.2 million of accelerated depreciation expense during the 2002 third quarter and the nine month period of 2002, respectively, associated with an up-grade of BankAtlantic's on-line banking delivery system. The decrease in occupancy expense during the nine months ended September 30, 2003 compared to the same 2002 period was partially offset by additional costs associated with the branches acquired in connection with the March, 2002 Community acquisition.

Advertising expenses during the three and nine months ended September 30, 2003 and 2002 reflect marketing initiatives to promote BankAtlantic's new "high performance checking" account products and BankAtlantic's "Florida's Most Convenient Bank" initiatives.

During the nine months ended September 30, 2002, BankAtlantic adopted a plan to discontinue certain ATM relationships, primarily at convenience stores and gas stations. This resulted in an $801,000 restructuring charge and a $206,000 impairment write-down.

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

The higher professional fees for the three and nine months ended September 30, 2003, compared to the same 2002 periods, were primarily associated with legal fees incurred in connection with a lawsuit filed against BankAtlantic in October 2002 relating to BankAtlantic's "Florida's Most Convenient Bank" initiative. See
Note 16 to Notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a description of this lawsuit.

Selling, general and administrative expenses during the three and nine months ended September 30, 2003 related to the Riverclub joint venture which was consolidated effective January 1, 2003.

Costs associated with debt redemption resulted from the prepayment penalties associated with the repayment of $185 million of FHLB advances. BankAtlantic prepaid these high rate advances on the belief that it will improve the net interest margin in future periods.

The decrease in other expenses for the three months ended September 30, 2003, compared to the same 2002 period, primarily resulted from the write-down of $1.4 million of REO during the 2002 quarter, partially offset by higher ATM interchange expenses, check loss charges, expenses associated with the Riverclub joint venture and higher general operating expenses. These increases in other expenses relate to a substantial increase in the number of deposit accounts and the related increase in transaction volume.

The increase in other expenses for the nine months ended September 30, 2003, compared to the same 2002 period, related to an increase in operating expenses associated with the items discussed above as well as higher general operating expenses associated with the Community acquisition and costs related to converting check cards from Visa to MasterCard. Additionally, during the second quarter of 2003, BankAtlantic relocated a branch, transferred the real estate associated with the closed branch to real estate held for sale and recognized a $257,000 impairment loss.

LEVITT CORPORATION AND SUBSIDIARIES RESULTS OF OPERATIONS

                                             FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                        ------------------------------   ------------------------------
(IN THOUSANDS)                            2003       2002      CHANGE      2003       2002      CHANGE
                                        --------   --------   --------   --------   --------   --------
NET INTEREST INCOME:
Interest on loans and investments       $    190   $    221   $    (31)  $    651   $  1,019   $   (368)
Interest on notes and bonds payable       (1,855)    (2,284)       429     (5,961)    (5,938)       (23)
Capitalized interest                       1,871      2,214       (343)     5,727      5,554        173
                                        --------   --------   --------   --------   --------   --------
NET INTEREST INCOME                          206        151         55        417        635       (218)
                                        --------   --------   --------   --------   --------   --------
NON-INTEREST INCOME:
Net revenues from sales of real estate    18,442      8,281     10,161     49,751     30,066     19,685
Income from unconsolidated
  subsidiaries                             3,334      1,071      2,263      5,059      3,969      1,090
Other                                        701        281        420      1,821        996        825
                                        --------   --------   --------   --------   --------   --------
    Non-interest income                   22,477      9,633     12,844     56,631     35,031     21,600
                                        --------   --------   --------   --------   --------   --------
NON-INTEREST EXPENSE:
Employee compensation and benefits         5,153      3,334      1,819     13,543      9,492      4,051
Advertising and promotion                    935        647        288      3,346      2,213      1,133
Selling, general and administrative        3,681      2,852        829     10,759      8,629      2,130
Professional Fees                            398        115        283        906        299        607
Other                                         36         --         36        281        104        177
                                        --------   --------   --------   --------   --------   --------
  Non-interest expense                    10,203      6,948      3,255     28,835     20,737      8,098
                                        --------   --------   --------   --------   --------   --------
Income before income taxes              $ 12,480   $  2,836   $  9,644   $ 28,213   $ 14,929   $ 13,284
                                        ========   ========   ========   ========   ========   ========

The table set forth below summarizes Levitt and Sons backlog of homes, margin on sales of homes, new homes delivered and new home sales contracts for the three and nine months ended September 30, 2003 and 2002. It also summarizes Core Communities inventory in acres as well as its margin and acres sold for the same periods.

                                             FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                         ---------------------------------     --------------------------------
                                              2003               2002               2003              2002
                                         --------------      -------------     --------------    --------------
 LEVITT AND SONS AND JOINT VENTURES:
   Gross margin on sales of homes                    22%                18%                22%               18%
   New homes sale contracts - units                 746                296              1,809               721
   New homes sale contracts - dollars    $172.2 million      $58.5 million     $407.7 million    $149.1 million
   Homes delivered                                  247                168                619               493
   Joint venture homes delivered                     --                 27                 --               138

 CORE COMMUNITIES:
   Gross margin on land sales                        58%                43%                43%               65%
   Acres sold                                        64                 59              1,550               388

                                               As of September 30,
                                         ---------------------------------
                                              2003               2002
                                         --------------      -------------
 LEVITT AND SONS AND JOINT VENTURES:
   Backlog of homes                               2,075                814
   Backlog sales value                   $456.2 million     $169.0 million
   Unsold lot inventory                           2,418              3,454

 CORE COMMUNITIES:
   Inventory in acres                             5,150              5,798

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

Income before income taxes increased 340%, to $12.5 million for the three months ended September 30, 2003 from $2.8 million for the same 2002 period. Levitt's increases in income before taxes primarily resulted from higher net revenues from sales of real estate of $10.2 million and increased income from unconsolidated subsidiaries of $2.3 million. These increases in income were partially offset by increases of $3.3 million in total non-interest expenses.

Net revenues from sales of real estate represented net revenues on sales of real estate by Levitt and Sons, Core Communities and Levitt Commercial. Levitt and Sons' net revenues from home sales increased 71% to $11.3 million for the quarter ended September 30, 2003 from $6.6 million for the same 2002 period. During the 2003 period, 247 homes were delivered compared to 168 homes delivered during the 2002 period. During the three months ended September 30, 2003, Core Communities' net revenues on land sales increased 260% to $7.2 million from $2.0 million for the same 2002 period. During 2003, 64 acres were sold compared to 59 acres sold in 2002. The 64 acres sold during 2003 had a margin of 58% compared to the 59 acres sold in 2002, which had a margin of 43%. The improvement in the margin was primarily due to a higher ratio of commercial and industrial land sales to residential land sales in 2003 compared to 2002. Net revenues from sales of real estate are net of Levitt Corporation's parent company amortization of interest previously capitalized of $410,000 and $245,000 for the 2003 and 2002 periods, respectively.

Income from unconsolidated subsidiaries represented earnings from Levitt's investment in Bluegreen, as well as equity in earnings in real estate joint venture activities. Equity from earnings (loss) in Levitt Corporation real estate joint venture activities resulted in a loss of approximately $16,000 during the third quarter of 2003 and a gain of $130,000 in the 2002 period. In April 2002, Levitt acquired approximately 34% of the common stock of Bluegreen Corporation ("Bluegreen"). Levitt's investment in Bluegreen is accounted for under the equity method. The difference between the amount of Levitt's equity in earnings of Bluegreen as reflected on the financial statements and Levitt's percentage ownership in Bluegreen multiplied by its earnings relates to amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Levitt's interest in Bluegreen. Bluegreen's reported net income for the quarters ended September 30, 2003 and 2002 were $10.2 million and $5.1 million, respectively. Levitt's income from Bluegreen for the quarters ended September 30, 2003 and 2002 were $3.3 million and $941,000, respectively, net of purchase accounting adjustments of $34,000 and $1.0 million, respectively. The purchase accounting adjustments in 2002 primarily related to Bluegreen's sale of retained interests in notes receivable which existed at the acquisition date. At that date, the retained interests were adjusted to reflect an unrealized gain in Levitt Corporation's carrying amount of the asset, and, accordingly, when such gain was realized by Bluegreen, there was no gain recognized by Levitt Corporation.

The increase in non-interest expense during the 2003 period compared to the same 2002 period resulted from an increase in employee compensation and benefits, advertising, professional fees and selling, general and administrative. The increase in employee compensation and benefits was primarily associated with an increase in personnel resulting from the addition of several new development projects. Levitt's number of full time employees increased to 316 at September 30, 2003 from 216 at September 30, 2002, and the number of part time employees increased to 33 at September 30, 2003 from 26 at September 30, 2002. These new projects and an increase in home deliveries resulted in an increase in selling, general, administrative and advertising expenses. The increase in professional fees during the quarter ended September 30, 2003 compared to the same 2002 period primarily resulted from legal and consulting fees associated with the filing of a registration statement on Form S-1 with the SEC relating to the offering by Levitt of its subordinated investment notes.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

Income before income taxes increased 89% to $28.2 million for the nine months ended September 30, 2003 from $14.9 million for the same 2002 period. This increase in income resulted from a $19.7 million increase in Levitt's net revenues on the sales of real estate, as well as increases of $825,000 in other income and $1.1 million from unconsolidated subsidiaries. These increases in Levitt's income were partially offset by increases of $8.1 million in non-interest expenses.

Levitt and Sons net revenues from home sales increased 59% to $30.0 million for the nine months ended September

30, 2003 from $18.9 million for the same 2002 period, resulting from an increase in home deliveries, as well as an increase in average sales price of homes. During the 2003 period, 619 homes were delivered compared to 493 homes delivered during the 2002 period and the average sales price of homes delivered increased from $216,000 to $218,000. During the nine months ended September 30, 2003, Core Communities' net revenues on land sales were $19.5 million compared to $17.5 million in 2002. During 2003, 1,550 acres were sold with a margin of 43% compared to 388 acres sold in 2002 with a margin of 65%. The primary reason for the reduction in the margin was the increase in residential land sales, which have a lower margin than commercial land sales, in 2003 compared to 2002. Net revenues on land sales in 2002 included the sales of two large tracts of commercial land that generated combined net revenues of $9.1 million. In 2002, approximately $4.9 million of Core Communities' net revenues on land sales related to sales to Levitt and Sons. This inter-company transaction was eliminated in consolidation. During the first quarter of 2003, Levitt Commercial commenced the delivery of its flex warehouse units, and the net revenues on the sales of its inventory for the nine months ended September 30, 2003 was approximately $908,000. Net revenues from the sales of real estate are net of Levitt Corporation's parent company amortization of interest previously capitalized of $1.0 million and $1.2 million for the 2003 and 2002 periods, respectively.

Equity from earnings (loss) in real estate joint venture activities resulted in a loss of $99,000 during the first nine months of 2003 as compared to income of $1.5 million during the corresponding 2002 period. This decrease in earnings from Levitt's real estate joint venture activities primarily resulted from declines in home deliveries from a joint venture because the joint venture project was nearing sell-out in 2002. Bluegreen's reported net income for the nine months ended September 30, 2003 was $18.6 million. For the period of ownership from April to September of 2002, Bluegreen's income before the cumulative effect of a change in accounting principle was $9.2 million.
Levitt's ownership interest in the earnings of Bluegreen for the nine months of 2003 was approximately $5.2 million, net of $1.1 million in purchase accounting adjustments primarily related to Bluegreen's sale of retained interests in notes receivable as previously discussed. Levitt's ownership interest in the earnings of Bluegreen for the period of ownership through September 2002 was approximately $2.5 million, net of $1.0 million in purchase accounting adjustments.

The increase in non-interest expense primarily resulted from the items discussed for the three months ended September 30, 2003 compared to the same 2002 period.

RB HOLDINGS, INC. AND SUBSIDIARIES RESULTS OF OPERATIONS

                                               FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                       ----------------------------------   ----------------------------------
(IN THOUSANDS)                            2003        2002       CHANGE        2003        2002       CHANGE
                                       ----------  ----------  ----------   ----------  ----------  ----------
NET INTEREST INCOME:
Interest on securities owned           $    2,892  $    2,607  $      285   $    7,390  $    5,451  $    1,939
Interest expense                             (277)       (342)         65       (1,018)     (1,046)         28
                                       ----------  ----------  ----------   ----------  ----------  ----------
NET INTEREST INCOME                         2,615       2,265         350        6,372       4,405       1,967
                                       ----------  ----------  ----------   ----------  ----------  ----------
NON-INTEREST INCOME:                                                   --
Principal transactions                     21,092      13,574       7,518       70,228      33,233      36,995
Investment banking                          7,642       7,614          28       20,412      15,567       4,845
Commissions                                21,257      21,768        (511)      62,213      40,880      21,333
Other                                         559         675        (116)       1,882       1,810          72
                                       ----------  ----------  ----------   ----------  ----------  ----------
    Non-interest income                    50,550      43,631       6,919      154,735      91,490      63,245
                                       ----------  ----------  ----------   ----------  ----------  ----------
NON-INTEREST EXPENSE:
Employee compensation
   and benefits                            35,925      34,114       1,811      110,740      69,384      41,356
Occupancy and equipment                     3,287       3,250          37        9,277       6,606       2,671
Advertising and promotion                     544         804        (260)       2,698       2,098         600
Professional fees                           2,638       1,471       1,167        6,692       3,036       3,656
Communications                              2,822       3,035        (213)      10,867       6,997       3,870
Floor broker and clearing fees              2,328       2,463        (135)       6,722       5,730         992
Acquisition related charges
   and impairments                             --         870        (870)          --       4,061      (4,061)
Other                                       1,204         702         502        5,103       3,701       1,402
                                       ----------  ----------  ----------   ----------  ----------  ----------
  Non-interest expense                     48,748      46,709       2,039      152,099     101,613      50,486
                                       ----------  ----------  ----------   ----------  ----------  ----------
Income (loss) before income
  taxes                                $    4,417  $     (813) $    5,230   $    9,008  $   (5,718) $   14,726
                                       ==========  ==========  ==========   ==========  ==========  ==========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

The increase in Ryan Beck's net interest income reflects higher average balances of trading inventory during the current period as well as fees associated with $210 million of customer margin debit balances and $1.3 billion in customer money market balances. The above increases in net interest income also reflects lower interest expense associated with the repayment of a $5 million subordinated note in September 2003.

Principal transaction revenue increased by 55%. The higher revenues resulted from sales credits earned on new products, and a substantial increase in the size and number of transactions. The number of retail transactions processed increased as the number of tickets processed increased from 233,000 during the prior period to 250,000 for the current period. The higher transaction amounts reflect the improved market conditions during 2003.

Ryan Beck's non-interest expenses increased by 4% during the 2003 period. The higher expenses primarily resulted from employee compensation and professional fees. The increase in employee compensation was associated with higher principal transaction sales credits. The higher professional fees primarily resulted from a significant increase in legal costs associated with third party litigation involving Gruntal in which claims have been asserted against Ryan Beck. See Note 16 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a description of these claims. The acquisition related charges and impairments during 2002 represented costs associated with the Gruntal transaction including professional fees, stay bonuses and branch closures.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME 2002 PERIOD:

Ryan Beck's significant increase in net interest income during the nine month period ended September 30, 2003 primarily resulted from an increase in corporate, government bond, and municipal bond inventory average balances associated with the Gruntal transaction. Also included in interest on trading securities was Ryan Beck's receipt of fees associated with customer margin debit balances and fees earned in connection with customer money market balances. The majority of these accounts were acquired in connection with the Gruntal transaction.

Principal transactions increased by 111% during the 2003 period. The primary reason for the increase in principal transactions and commissions was the addition of financial consultants and trading personnel hired as a result of the Gruntal transaction. The 2002 period includes the former Gruntal personnel for the months of May through September 2002, as the transaction was completed on April 26, 2002.

Investment banking revenues increased 31%. The higher revenues were due to an increase in the number and size of investment banking transactions during the 2003 period.

Commission revenue increased by 52%. The improvement was mainly attributable to the additional financial consultants hired as a result of the Gruntal transaction.

Employee compensation and benefits increased by 60%. The increase in the nine month period of 2003 was mainly attributable to the additional personnel hired and increases in discretionary bonus accruals associated with the increase in firm revenue resulting from the Gruntal transaction.

Occupancy and equipment expense increased by 40%. The increase was primarily due to the additional offices acquired in the Gruntal transaction, as well as two additional offices that were added in the first quarter of 2003.

The increase in communications, floor brokers, clearing fees, and other expenses related primarily to increased commission revenue and principal transactions revenue associated with an increased number of financial consultants.

BANKATLANTIC BANCORP PARENT COMPANY RESULTS OF OPERATIONS

                                                   FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                            ------------------------------------   ------------------------------------
(IN THOUSANDS)                                 2003         2002        CHANGE        2003         2002        CHANGE
                                            ----------   ----------   ----------   ----------   ----------   ----------
NET INTEREST INCOME:
Interest and fees on loans                  $      366   $      461   $      (95)  $    1,201   $      978   $      223
Interest on short term investments                  71           18           53          198          266          (68)
Interest on borrowings                          (4,113)      (4,790)         677      (12,213)     (12,635)         422
                                            ----------   ----------   ----------   ----------   ----------   ----------
NET INTEREST INCOME                             (3,676)      (4,311)         635      (10,814)     (11,391)         577
                                            ----------   ----------   ----------   ----------   ----------   ----------
NON-INTEREST INCOME:
(Losses) gains on joint venture activities          84         (197)         281          133          (28)         161
Income from unconsolidated subsidiary              635          486          149        1,466          698          768
Impairment of securities                            --         (302)         302           --      (18,459)      18,459
Securities activities                               --          506         (506)         403        3,836       (3,433)
                                            ----------   ----------   ----------   ----------   ----------   ----------
    Non-interest income                            719          493          226        2,002      (13,953)      15,955
                                            ----------   ----------   ----------   ----------   ----------   ----------
NON-INTEREST EXPENSE:
Investment banking expense                          --           --           --          634          410          224
Employee compensation and benefits                  --           --           --           80        2,933       (2,853)
Professional fees                                  461          159          302        1,161          396          765
Loss on debt redemption                             --           --           --        1,648           --        1,648
Other                                              125           13          112          497          188          309
                                            ----------   ----------   ----------   ----------   ----------   ----------
  Non-interest expense                             586          172          414        4,020        3,927           93
                                            ----------   ----------   ----------   ----------   ----------   ----------
Loss before income taxes                    $   (3,543)  $   (3,990)  $      447   $  (12,832)  $  (29,271)  $   16,439
                                            ==========   ==========   ==========   ==========   ==========   ==========

Interest and fees on loans during the three and nine months ended September 30, 2003 and 2002 represent interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt. The $30 million loan to Levitt by BankAtlantic Bancorp was originated in April 2002. The $5 million Ryan Beck loan from BankAtlantic Bancorp was fully repaid in September 2003.

Interest on short term investments during the three and nine months ended September 30, 2003 and 2002 represent interest income earned on repurchase agreement investments with BankAtlantic.

The decrease in interest expense during the three months ended September 30, 2003, compared to the same 2002 period, resulted from lower rates on borrowings partially offset by higher average balances. During 2002 and the nine months of 2003, BankAtlantic Bancorp redeemed higher rate junior subordinated debentures and subordinated debentures from the proceeds associated with the issuance of lower rate trust preferred securities. During the year ended December 31, 2002, BankAtlantic Bancorp issued $186.0 million of junior subordinated debentures, and during the nine months ended September 30, 2003, BankAtlantic Bancorp issued $77.3 million of junior subordinated debentures, all of which were issued in connection with the issuance of trust preferred securities. The average rate of these debentures was 5.90% at September 30, 2003. A portion of the proceeds from the issuance of those debentures was used to retire $74.8 million of BankAtlantic Bancorp's 9.50% fixed rate trust preferred securities and $21.0 million of 9.00% BankAtlantic Bancorp's subordinated debentures. The average balance of BankAtlantic Bancorp's subordinated debentures and trust preferred securities increased from $249.7 million during the 2002 quarter to $263.5 million during the corresponding 2003 quarter. Approximately $7.8 million of the increase in the average balances resulted from the deconsolidation of the trusts formed to issue trust preferred securities.

The decrease in interest expense on borrowings during the nine months ended September 30, 2003, compared to the same 2002 period, primarily resulted from the items discussed above. The average balance of BankAtlantic Bancorp's subordinated debentures and trust preferred securities increased from $214.8 million during the 2002 nine month period to $265.7 million during the corresponding 2003 period.

Gains (losses) associated with joint venture activities resulted from the elimination of intercompany interest expense that was capitalized into real estate inventory at Levitt. The deferred credit is recognized as a reduction of cost of sales when the real estate is sold.

Income from unconsolidated subsidiaries during the three and nine months ended September 30, 2003 represents BankAtlantic Bancorp's 5% ownership interest in the earnings of Bluegreen Corporation, adjusted for purchase accounting valuations and the equity earnings from trusts formed to issue trust preferred securities.

Securities activities during the three months ended September 30, 2002 represented gains on sales of equity securities. There were no sales of securities during the three months ended September 30, 2003.

Securities activities during the nine months ended September 30, 2003 represented a gain realized on a liquidating dividend from an equity security. Securities activities during the nine months ended September 30, 2002 included sales discussed above as well as the sale of equity securities for a $3.0 million gain.

During 2002, BankAtlantic Bancorp recognized a $15 million impairment charge associated with its investment in a privately held technology company. Both Alan
B. Levan and John E. Abdo were directors of the technology company and each held direct and indirect interests in the common stock of the technology company. Additionally, during 2002, BankAtlantic Bancorp also recognized an impairment charge of $3.5 million on publicly traded equity securities resulting from significant declines in value that were other than temporary. BankAtlantic Bancorp did not recognize impairments on securities during the three and nine months ended September 30, 2003.

Investment banking expense during the nine months ended September 30, 2003 and 2002 represents underwriting and placement fees paid to Ryan Beck in connection with the issuance of trust preferred securities by trusts established by BankAtlantic Bancorp. These fees were included in investment banking income in Ryan Beck's business segment results of operations. These fees were eliminated in consolidation.

Compensation expense during the nine months ended September 30, 2003 primarily consisted of payroll taxes associated with the redemption of notes payable issued in connection with the Ryan Beck retention pool established upon the acquisition of Ryan Beck in June 1998. The compensation expense during the same 2002 period primarily consisted of $2.0 of million compensation accruals established for incentive bonuses associated with the Gruntal transaction and the recognition of compensation expense associated with the Ryan Beck retention pool.

The increase in professional fees during the 2003 quarter and nine month period compared to the same 2002 periods consisted of higher fees associated with litigation relating to BankAtlantic Bancorp's investments in the privately held technology company discussed above and the consideration of a potential spin-off of Levitt described below. For a more detailed discussion of the technology company litigation see "Related Party Transactions" appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Loss on debt redemption during the nine months ended September 30, 2003 resulted from BankAtlantic Bancorp redeeming its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $917,000 call premium.

BFC HOLDING COMPANY RESULTS OF OPERATIONS

                                              FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                       ----------------------------------   ----------------------------------
(IN THOUSANDS)                            2003        2002       CHANGE        2003        2002       CHANGE
                                       ----------  ----------  ----------   ----------  ----------  ----------
NET INTEREST INCOME:
Interest and dividends on securities   $       98  $      102  $       (4)  $      294  $      250  $       44
Interest on notes payable                    (291)       (295)          4         (873)       (855)        (18)
                                       ----------  ----------  ----------   ----------  ----------  ----------
NET INTEREST EXPENSE                         (193)       (193)         --         (579)       (605)         26
                                       ----------  ----------  ----------   ----------  ----------  ----------
NON-INTEREST INCOME:
Gains on securities activities                 --          --          --          390          --         390
Impairment of securities                       --          --          --           --      (1,583)      1,583
Other                                         247         259         (12)         705         778         (73)
                                       ----------  ----------  ----------   ----------  ----------  ----------
    Non-interest income                       247         259         (12)       1,095        (805)      1,900
                                       ----------  ----------  ----------   ----------  ----------  ----------
NON-INTEREST EXPENSE:
Employee compensation and benefits            568         478          90        1,822       1,736          86
Occupancy and equipment                        15          20          (5)          52          56          (4)
Professional fees                              31          53         (22)         125         130          (5)
Other                                         116          96          20          510         379         131
                                       ----------  ----------  ----------   ----------  ----------  ----------
    Non-interest expense                      730         647          83        2,509       2,301         208
                                       ----------  ----------  ----------   ----------  ----------  ----------
Loss before income taxes               $     (676) $     (581) $      (95)  $   (1,993) $   (3,711) $    1,718
                                       ==========  ==========  ==========   ==========  ==========  ==========

Gain on securities activities during the nine months ended September 30, 2003 primarily represents a gain realized on liquidating dividends from an equity security.

During the second quarter of 2002, a limited partnership in which the Company has a 57% controlling interest recognized an impairment charge of approximately $1.1 million, associated with an investment in a privately held technology company. Also, during the second quarter of 2002 BFC Holding Company recognized impairment charges of $499,000 on publicly traded equity securities resulting from significant declines in value that were considered other than temporary.

The increase in employee compensation and benefits during the quarter ended September 30, 2003 as compared to the same period in 2002 was due to an increase in salary and related benefits.

The increase in other non-interest expense during nine months ended September 30, 2003 as compared to the same 2002 period was primarily due to expenses associated with listing the Company's Class A Common Stock on the Nasdaq National Market.

FINANCIAL CONDITION

Our total assets at September 30, 2003 were $5.2 billion compared to $5.4 billion at December 31, 2002. The decrease in total assets primarily resulted from:

            o Accelerated repayments of loan and mortgage-backed securities available for sale due to the historically low interest rate environment.

            o     A decline in securities owned associated with the sale of GMS.

            o Lower accrued interest receivable resulting from a substantial decline in interest rates and lower investment and securities available for sale balances.

            o A decline in Federal Home Loan Bank stock associated with lower FHLB advance balances.

            o Decreases in investment and advances to unconsolidated subsidiaries associated with the consolidation of the Riverclub joint venture.

            o Declines in cash and due from depository institutions resulting from lower cash letter and federal reserve balances.

The above decreases in total assets were partially offset by:

            o The purchase of approximately $1.1 billion of hybrid adjustable rate residential loans.

            o The origination of and participation in commercial real estate loans.

            o     The origination of home equity loans.

            o Increases in real estate held for development and sale due to higher levels of real estate inventory at Levitt and the consolidation of the Riverclub joint venture.

            o The increase in investments in and advances to unconsolidated subsidiaries of $7.8 million as a result of the deconsolidation of the trusts formed to issue trust preferred securities.

BankAtlantic made significant purchases of hybrid adjustable rate residential loans during the nine months ended September 30, 2003 in order to replace loans and mortgage-backed securities which experienced accelerated repayments.

The Company's total liabilities at September 30, 2003 were $4.7 billion compared to $5.0 billion at December 31, 2002.

The decreases in total liabilities primarily resulted from:

            o     The repayment of $185 million of FHLB advances.

            o Redemption of BankAtlantic Bancorp's 5.625% Subordinated Convertible Debentures.

            o     Repayment of a bank line of credit.

            o Decreases in securities sold not yet purchased and due to clearing agent balances associated with the sale of Ryan Beck's entire membership interest in GMS.

            o Reduction in certificate of deposit account balances associated with marketing initiatives focusing on the origination of low cost deposits.

The above decreases in total liabilities were partially offset by:

            o The issuance in the aggregate of $77.0 million of junior subordinated debentures.

            o The increase in junior subordinated debentures of $7.8 million as a result of the deconsolidation of the trusts formed to issue trust preferred securities.

            o Additional borrowings by Levitt to fund land purchases and construction activities.

            o Higher transaction and savings account balances resulting from BankAtlantic's seven-day banking and totally high performance checking account initiatives.

            o Higher short term borrowings to fund certificate account outflows, loan originations and loan purchases.

            o Increased other liabilities related to customer deposits at Levitt associated with a significant increase in backlog of homes, and higher escrow balances associated with commercial real estate loans.

At September 30, 2003 and December 31, 2002, minority interest was approximately $401.1 million and $365.5 million, respectively. The increase in minority interest was due to earnings of $38.9 million in BankAtlantic Bancorp and the issuance of additional shares of BankAtlantic Bancorp's common stock upon the exercise of stock options, conversion of BankAtlantic Bancorp subordinated debentures and the issuance of restricted Class A Common Stock. Offsetting the above increases were reductions in the minority interest associated with BankAtlantic Bancorp's activity in other comprehensive income and the payment of dividends on its common stock.

Stockholders' equity at September 30, 2003 was $83.6 million compared to $77.4 million at December 31, 2002. The increase was due to earnings of $6.0 million, the issuance of the Company's Class B Common Stock upon the exercise of stock options of $260,000, and $442,000 on the tax effect relating to the exercise of stock options. Offsetting the above increase were reductions in stockholders' equity of $350,000 associated with activities in other comprehensive income, and a reduction of $172,000 to additional paid-in capital relating to the net effect of BankAtlantic Bancorp capital transactions, net of income taxes.

The components of other comprehensive income relate to the Company's net unrealized gains or loss on securities available for sale, net of income taxes and the Company's proportionate share of non-wholly owned subsidiaries' activities in other comprehensive income. Included in the change in other comprehensive income was a $885,000 decline in unrealized gains on securities available for sale, a $350,000 gain associated with BankAtlantic Bancorp's minimum pension liability, a $79,000 unrealized gain on BankAtlantic Bancorp's interest rate swap activity and a $106,000 unrealized gain associated with investment in unconsolidated real estate subsidiary.

BFC LIQUIDITY AND CAPITAL RESOURCES

The primary sources of funds to BFC (without consideration of BankAtlantic Bancorp's liquidity and capital resources, which except as noted, are not available to BFC) were dividends from BankAtlantic Bancorp, revenues from property operations, principal and interest payments on loans receivable, liquidating dividends received from investment securities and proceeds from the exercise of stock options. Funds were primarily utilized by BFC to reduce mortgage payables and other borrowings, to fund operating expenses, and general and administrative expenses. BFC has an $8.0 million revolving line of credit that can be utilized for working capital as needed. The facility bears interest at the prime rate plus 1% and at September 30, 2003, approximately $6.0 million was outstanding. The facility matured in December 2002, and it has been extended until May 2004, under the same terms and conditions. The 1.75 million shares of BankAtlantic Bancorp's Class A Common Stock owned by BFC are pledged as collateral for the facility.

As previously indicated, the Company holds approximately 22.4% of the outstanding BankAtlantic Bancorp Common Stock. The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp's Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and, as discussed below, the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993 and management of BankAtlantic Bancorp has indicated that it will seek to declare regular quarterly cash dividends on the BankAtlantic Bancorp Common Stock in the future. BankAtlantic Bancorp currently pays a quarterly dividend of $.033 per share on its Class A and Class B Common Stock. Based on its current level of ownership and BankAtlantic Bancorp's current dividend rate, BFC currently receives approximately $435,000 per quarter in dividends from BankAtlantic Bancorp.

On May 5, 2003, the Company's Class A Common Stock began trading on the Nasdaq National Market under the symbol BFCF. BFC may in the future seek additional sources of funding including through the issuance of equity or debt securities.

BANKATLANTIC BANCORP, INC. LIQUIDITY AND CAPITAL RESOURCES

BankAtlantic Bancorp's principal source of liquidity is dividends from BankAtlantic. BankAtlantic Bancorp also obtains funds through the issuance of equity securities, borrowings from financial institutions, issuance of debt securities, repayment of subsidiary loans and liquidation of equity securities it holds. BankAtlantic Bancorp uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities available for sale and for administrative expenses. BankAtlantic Bancorp's annual debt service associated with its junior subordinated debentures and financial institution borrowings is approximately $15.2 million. BankAtlantic Bancorp's estimated current annual dividends to common shareholders are approximately $7.8 million. The declaration and payment of dividends and the ability of BankAtlantic Bancorp to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of BankAtlantic Bancorp as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to BankAtlantic Bancorp. These payments are subject to regulations and OTS approval and are based upon BankAtlantic's regulatory capital levels and net income. During 2002 and the nine months of 2003, BankAtlantic Bancorp received $22.0 million and $15.0 million, respectively, of dividends from BankAtlantic.

During the nine months ended September 30, 2003, BankAtlantic Bancorp participated in three pooled trust preferred securities offerings in which an aggregate of $77.3 million of junior subordinated debentures were issued. The junior subordinated debentures pay interest quarterly at a fixed rate ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 315-325 basis points. The debentures are callable in five years and mature in 2033. The net proceeds to BankAtlantic Bancorp from the issuance of junior subordinated debentures, after placement fees and expenses, were approximately $75 million.

BankAtlantic Bancorp used the net proceeds from the above junior subordinated debentures to redeem $45.8 million of 5.625% Convertible Subordinated Debentures due 2007, repay $16 million of outstanding borrowings under a credit facility from an unrelated financial institution, repay $3.7 million of Ryan Beck retention pool notes payable and for general corporate purposes.

BankAtlantic Bancorp maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. BankAtlantic Bancorp has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $100,000 at September 30, 2003, and BankAtlantic Bancorp was in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points, and the facility matures on September 1, 2004.

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

BankAtlantic's primary sources of funds during the nine months ended September 30, 2003 were deposits; principal repayments of loans and tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; and operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates, payments of maturing certificates of deposit, repayments of subordinated debt, to pay operating expenses and to pay dividends to the Company. The FHLB has granted BankAtlantic a $1.4 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on BankAtlantic's residential mortgage loans and certain commercial real estate loans. BankAtlantic's available borrowings under this line of credit was approximately $350 million at September 30, 2003. BankAtlantic has established lines of credit for up to $245 million with other banks to purchase federal funds and has established a $12.7 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed. At September 30, 2003, BankAtlantic met all applicable liquidity and regulatory capital requirements.

BankAtlantic's commitments to originate and purchase loans at September 30, 2003 were $469.4 million and $1.8 million, respectively, compared to $470.7 million and $85.0 million, respectively, at September 30, 2002. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $12.7 million and $54.7 million at September 30, 2003 and 2002, respectively. At September 30, 2003, total loan commitments represented approximately 12.6% of net loans receivable.

As of September 30, 2003, BankAtlantic had approximately $156.9 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase. During 2003, BankAtlantic obtained a $92 million letter of credit from the FHLB to secure public deposits. BankAtlantic pledged approximately $122.7 million of residential loans as collateral for the FHLB letter of credit.

At the indicated dates BankAtlantic's capital amounts and ratios were (dollars in thousands):

                                                         MINIMUM RATIOS
                                                  ----------------------------
                                   ACTUAL         ADEQUATELY         WELL
                             ------------------   CAPITALIZED     CAPITALIZED
  (In thousands)              AMOUNT     RATIO       RATIO          RATIO
                             --------  --------   ------------   ------------
  AT SEPTEMBER 30, 2003:
  Total risk-based capital   $443,769     11.91%          8.00%         10.00%
  Tier 1 risk-based capital  $375,149     10.07%          4.00%          6.00%
  Tangible capital           $375,149      8.20%          1.50%          1.50%
  Core capital               $375,149      8.20%          4.00%          5.00%

  AT DECEMBER 31, 2002:
  Total risk-based capital   $413,469     11.89%          8.00%         10.00%
  Tier 1 risk-based capital  $347,927     10.01%          4.00%          6.00%
  Tangible capital           $347,927      7.26%          1.50%          1.50%
  Core capital               $347,927      7.26%          4.00%          5.00%

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

LEVITT CORPORATION LIQUIDITY AND CAPITAL RESOURCES

Levitt's management assesses liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, Levitt has funded its operations, development, construction and acquisitions with internally generated cash flows, debt from independent third parties and capital contributions and debt from BankAtlantic Bancorp and BankAtlantic. It is not anticipated that Levitt will receive any future capital contributions from BankAtlantic Bancorp or loans from BankAtlantic. It is anticipated that these other sources will be adequate for current needs; however, in order to fund desired growth, additional sources of funding will be required. These may take the form of equity offerings, issuance of secured indebtedness or issuance of unsecured subordinated or senior debt. Levitt filed a registration statement on Form S-1 with the SEC for the public offering of up to $100 million of unsecured subordinated investment notes (the "investment notes"), which was declared effective on September 30, 2003. Levitt intends to use the net proceeds from the sale of the investment notes to support operations and growth, both internally and through acquisitions (which may include an additional investment in Bluegreen Corporation), for the repayment of debt, including debt owed to BankAtlantic Bancorp, and for general corporate purposes.

As of September 30, 2003 and December 31, 2002, Levitt had cash and cash equivalents of $36.0 million and $16.0 million, respectively.

Levitt's primary sources of funds for the nine months ended September 30, 2003 were proceeds from the sale of real estate inventory, distributions from real estate joint ventures, borrowings and proceeds from development bonds payable. These funds were primarily utilized for development, construction and acquisition of real estate, to repay borrowings, to pay general and administrative expenses and to invest in real estate joint ventures.

Levitt has entered into various loan agreements which provide financing for acquisition and site improvements and construction of residential units. As of September 30, 2003, these loan agreements provided for advances, subject to available collateral, on a revolving basis of up to a maximum of $192.7 million, of which $122.3 million was outstanding. The loans are secured by mortgages on properties, including improvements. Principal payments are required as sales of the collateral are consummated. Certain notes and mortgage notes provide that an event of default may result from a change in ownership, management or executive management.

Some of Levitt's borrowings contain covenants that, among other things, require Levitt to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that Levitt can incur in the future and restricting the payment of dividends from Levitt to BankAtlantic Bancorp. At September 30, 2003, Levitt was in compliance with all loan agreement financial covenants.

Levitt borrowed $30.0 million from BankAtlantic Bancorp primarily to finance its investment in Bluegreen. The loan is payable on demand and bears interest payable monthly at prime minus 25 basis points. The loan from BankAtlantic Bancorp to Levitt was eliminated in the Company's consolidated financial statements. It is anticipated that the terms of this borrowing will be modified as described below in the event of a spin-off of Levitt.

BankAtlantic Bancorp announced a plan to pursue a spin-off of Levitt in a tax-free transaction and has filed a request for a private letter ruling with the Internal Revenue Service ("IRS"). Subject to a favorable ruling from the IRS, BankAtlantic Bancorp intends to convert the $30 million demand note to a five year term note in connection with the spin-off bearing interest at a rate initially at prime rate plus increments of an additional 25% every three months. Also, BankAtlantic Bancorp intends to sell its 5% interest in Bluegreen Corporation to Levitt for approximately $5.5 million payable in the form of a one year note and additional Levitt shares. Additionally, prior to the spin-off, Levitt will declare an $8.0 million dividend to the Company payable in the form of a note. The $8.0 million note will have the same terms as the $30 million note described above.

A development district for Levitt's Tradition master planned community issued $28.8 million of bond anticipation notes to provide funding for phase I common infrastructure. The bond anticipation notes are direct obligations of the development district and are projected to be refinanced prior to maturity into long-term assessment or revenue bonds. The development district will assess the property owners to fund debt service and the ultimate repayment of the bonds. Levitt will be assessed based on its pro-rata ownership in the property. The assessment transfers to third parties upon property sales. At September 30, 2003 Levitt owned 98% of the property subject to the assessment. The assessment is expected to be levied beginning in the fourth quarter of 2005.

RYAN BECK & CO., INC. LIQUIDITY AND CAPITAL RESOURCES

Ryan Beck's primary source of funds during the nine months ended September 30, 2003 were clearing broker borrowings, proceeds from the sale of securities owned, sale of Cumberland Advisors, sale of GMS, proceeds from securities sold but not yet purchased, and fees from customers. These funds were primarily utilized to pay operating expenses, fund the purchase of securities owned, repay a subordinated note owed to the Company and fund capital expenditures.

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

At September 30, 2003, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2004, and it is secured by certificates of deposit from Ryan Beck's certificate of deposit wholesale business. There were no amounts outstanding under this facility at September 30, 2003.

Ryan Beck borrowed $5.0 million from BankAtlantic Bancorp evidenced by a subordinated note in order to fund the Gruntal transaction in April 2002. Ryan Beck used the proceeds from the sale of GMS to repay the note in September 2003.

Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck's regulatory net capital was $21 million, which was $20 million in excess of its required net capital of $1.0 million.

Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk. BFC's primary market risk, without consideration of BankAtlantic Bancorp, is equity price risk relating to its equity investments. At September 30, 2003, BFC held $1.2 million in publicly traded securities and $3.7 million in private companies for which no trading market exists.

INTEREST RATE RISK

The majority of BankAtlantic Bancorp assets and liabilities are monetary in nature, subjecting BankAtlantic Bancorp to significant interest rate risk which would arise if the relative values of each of BankAtlantic Bancorp assets and liabilities changed in conjunction with a general rise or decline in interest rates. BankAtlantic Bancorp has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring BankAtlantic Bancorp potential gains and losses in net portfolio fair values of interest rate sensitive instruments at September 30, 2003 resulting from a change in interest rates. See the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a detailed explanation of the model methodology and the assumptions utilized in the model.

Presented below is an analysis of BankAtlantic Bancorp's interest rate risk at September 30, 2003 as calculated utilizing BankAtlantic Bancorp's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                 NET PORTFOLIO
                     CHANGES         VALUE         DOLLAR
                     IN RATE        AMOUNT         CHANGE
                   -----------  ---------------  -----------
                             (DOLLARS IN THOUSANDS)
                     +200 bp    $       558,632  $    35,893
                     +100 bp    $       563,059  $    40,320
                        0       $       522,739  $        --
                     -100 bp    $       465,878  $   (56,861)
                     -200 bp    $       415,892  $  (106,847)

BankAtlantic Bancorp's net interest margin has declined since September 2002. BankAtlantic Bancorp does not expect its net interest margin to improve so long as rates remain at these historically low levels, and this could continue to negatively impact BankAtlantic Bancorp's and the Company's earnings for the foreseeable future. BankAtlantic Bancorp's asset and liability committee monitors the interest rate risk. Based on the committee's on-going review, it was determined that fixed rate FHLB advances that mature within six months were at rates significantly above market, and BankAtlantic Bancorp's net interest margin should improve if these advances were repaid. During September 2003, BankAtlantic Bancorp repaid $185 million of FHLB advances and recognized a $2.0 million loss as a result of a prepayment penalty. Additionally, BankAtlantic Bancorp also settled a $25 million notional amount interest rate swap for a $234,000 loss. BankAtlantic Bancorp will continue to evaluate its high cost FHLB advances in light of market interest rate conditions and interest rate risk strategies to determine whether additional prepayments could reduce borrowing costs and improve its net interest margin. BankAtlantic Bancorp may prepay additional FHLB advances subject to changes in interest rates and its interest rate risk strategies.

EQUITY PRICE RISK

The Company also maintains a portfolio of securities owned and available for sale securities that subject it to equity pricing risks which would arise as the relative values of its securities change in conjunction with market or economic conditions. The change in fair values of securities represents instantaneous changes in all equity prices segregated by securities owned, securities sold not yet purchased, and available for sale securities. The following are hypothetical changes in the fair value of our securities owned, securities sold not yet purchased, and available for sale securities at September 30, 2003 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                   AVAILABLE   SECURITIES
       PERCENT      SECURITIES     FOR SALE        SOLD
      CHANGE IN       OWNED       SECURITIES     NOT YET         DOLLAR
      FAIR VALUE    FAIR VALUE    FAIR VALUE    PURCHASED        CHANGE
     -----------   ------------  ------------  ------------   ------------
                             (DOLLARS IN THOUSANDS)
          20%      $    105,404  $     21,778  $    (18,107)  $     18,179
          10%      $     96,621  $     19,963  $    (16,598)  $      9,090
           0%      $     87,837  $     18,148  $    (15,089)  $         --
         -10%      $     79,053  $     16,333  $    (13,580)  $     (9,090)
         -20%      $     70,270  $     14,518  $    (12,071)  $    (18,179)

Excluded from the above table was $3.7 million and $300,000 of investments in private companies held by BFC and BankAtlantic Bancorp, respectively, for which no current market exists.

Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and to hedge market risk exposures. These financial instruments include securities sold not yet purchased and futures contracts. Securities sold but not yet purchased represent obligations of Ryan Beck to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as Ryan Beck's ultimate obligation may exceed the amount recognized in the Consolidated Statement of Financial Condition. As a securities broker and dealer, Ryan Beck is engaged in various securities trading and brokerage activities servicing a diverse group of domestic corporations, governments, institutional, and individual investors. Ryan Beck has exposure to risks associated with the nonperformance of these counter parties in fulfilling their contractual obligations.

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

CEO and CFO Certifications

Appearing as Exhibits 31.1 and 31.2 to this quarterly report are Certifications by the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this report, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certificati0ns for a more complete understanding of the topics presented.

                           PART II - OTHER INFORMATION

Item 1 through 5 - not applicable

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

                                   BFC FINANCIAL CORPORATION


Date: November 14, 2003            By:  /s/  Alan B. Levan
                                      ------------------------------------------
                                      Alan B. Levan, President


Date: November 14, 2003            By:  /s/  Glen R. Gilbert
                                      ------------------------------------------
                                      Glen R. Gilbert, Executive Vice President,
                                        Chief Accounting Officer and
                                        Chief Financial Officer