Form 10-K
period 2003-12-31
BFC FINANCIAL CORP
filed 2004-03-30
CIK 315858

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2003

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Class A Common Stock $.01 par Value           NASDAQ National Market
Class B Common Stock $.01 par Value                     None
------------------------------------   -----------------------------------------
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

                                                                  Yes [X] No [ ]

Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                                  YES [ ] NO [X]

The aggregate market value of the voting common equity held by non-affiliates was $35.8 million computed by reference to the closing price of the Registrant's Class A Common Stock on June 30, 2003.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 23, 2004:

     Class A Common Stock of $.01 par value, 13,916,052 shares outstanding. Class B Common Stock of $.01 par value, 3,094,214 shares outstanding.

        Documents Incorporated by Reference in Part IV of this Form 10-K:

Portions of Registrant's Definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders is incorporated in Part III of this report.


================================================================================

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                     PART I

Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BFC Financial Corporation ("the Company" or "BFC" which may be referred to as "we", "us" or "our") and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic's seven-day banking initiative and other growth initiatives not being successful or producing results which do not justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; and achieving the benefits of the prepayment of the Federal Home Loan Bank advances. This document contains forward-looking statements with respect to Ryan Beck & Co., which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, the volatility of the stock market and fixed income markets, as well as its revenue mix, the success of new lines of business, uncertainties associated with the Gruntal litigation, and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck's control. Further, this document contains forward-looking statements with respect to the operations of Levitt Corporation ("Levitt") and its real estate subsidiaries, which are subject to risks and uncertainties including risks and uncertainties relating to the market for real estate generally and in the areas where Levitt has developments; the availability and price of land suitable for development; the consummation of acquisitions of properties under contract; increases in materials prices, labor costs and interest rates; and the impact of environmental factors and governmental regulations. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

ITEM 1. BUSINESS

THE COMPANY

We are a holding company with controlling interests in BankAtlantic Bancorp, Inc. ("BankAtlantic Bancorp" or "Bancorp") and Levitt. As the controlling shareholder of BankAtlantic Bancorp we are a unitary savings bank holding company. The Company's primary activities currently relate to the operations of BankAtlantic Bancorp and Levitt. The Company's website address is WWW.BFCFINANCIAL.COM. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through its website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company's Internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

Through December 31, 2003, Levitt was a wholly owned subsidiary of BankAtlantic Bancorp. On December 2, 2003, the BankAtlantic Bancorp board of directors authorized the spin-off of Levitt to the shareholders of BankAtlantic Bancorp by declaring a stock dividend of all of BankAtlantic Bancorp's shares of Levitt. BankAtlantic Bancorp's shareholders including the Company, each received one share of Levitt Class A Common Stock for every four shares of BankAtlantic Bancorp Class A Common Stock owned, and one share of Levitt Class B Common Stock for every four shares of BankAtlantic Bancorp Class B Common Stock owned. The shares were distributed on December 31, 2003 to shareholders of record on December 18, 2003. As a consequence of the spin-off, our ownership position in Levitt on December 31, 2003 was identical to our ownership position in BankAtlantic Bancorp, including our control of more than 50% of the vote of these companies. Accordingly, Levitt will continue to be consolidated in the Company's financial statements.

We have controlled more than 50% of the vote of BankAtlantic Bancorp since 2000, and BankAtlantic Bancorp has been consolidated in the Company's financial statements instead of carried on the equity basis. In 2001, BankAtlantic Bancorp amended its articles of incorporation to grant voting rights to holders of BankAtlantic Bancorp Class A Common Stock, make BankAtlantic Bancorp Class B Common Stock convertible into BankAtlantic Bancorp Class A Common Stock on a share for share basis, and equalize the cash dividends payable on BankAtlantic Bancorp's Class A Common Stock and BankAtlantic Bancorp's Class B Common Stock. As a consequence of the amendment, BankAtlantic Bancorp's Class A shareholders are entitled to one vote per share, which in the aggregate represent 53% of the combined voting power of BankAtlantic Bancorp's Class A Common Stock and BankAtlantic Bancorp's Class B Common Stock. BankAtlantic Bancorp's Class B Common Stock, all of which is owned by the Company, represents the remaining 47% of the combined vote.

Our ownership in BankAtlantic Bancorp and Levitt is as follows:


                                                          Percent of Total    Percent of
                              Class A         Class B        Outstanding         Vote
                              -------         -------     ----------------    ----------
BankAtlantic Bancorp           15.3%           100.0%           22.2%           55.1%
Levitt                         15.3%           100.0%           22.2%           55.1%


BANKATLANTIC BANCORP, INC.

BankAtlantic Bancorp is a Florida-based financial services holding company that owns BankAtlantic, a federal savings bank, and RB Holdings, Inc., the parent company of Ryan Beck & Co ("Ryan Beck"). Through these subsidiaries, BankAtlantic Bancorp provides a full line of products and services encompassing consumer and commercial banking, brokerage services and investment banking.

BankAtlantic, a federally-chartered, federally-insured savings bank organized in 1952, is one of the largest financial institutions headquartered in Florida. It provides traditional retail banking services and a wide range of commercial banking products and related financial services through 73 branch offices located primarily in Miami-Dade, Broward, Palm Beach and Hillsborough Counties, in the State of Florida. BankAtlantic currently has over 225,000 customers and 500,000 accounts. BankAtlantic's primary activities include:

     o attracting checking and savings deposits from individuals and business customers,

     o originating commercial real estate and business loans, and consumer and small business loans,

     o    purchasing wholesale residential loans from third parties, and

     o making other investments in mortgage-backed securities, tax certificates and other securities.

BankAtlantic is a community-oriented bank which is engaged in commercial and consumer banking. Its operations are focused primarily on retail deposit-taking, commercial lending and commercial real estate lending. BankAtlantic's primary source of revenue is interest income from its lending activities. It also receives revenue from interest and dividends on its investment securities. BankAtlantic's primary sources of funds are deposits, principal and interest payments and principal prepayments on loans and investment securities, interest and dividends from its investment securities and borrowings in the form of FHLB Advances. BankAtlantic is regulated and examined by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC").

Ryan Beck, headquartered in Livingston, New Jersey, is a full-service broker dealer engaged in underwriting, market making, and distribution and trading of equity and fixed income securities. The firm also provides general securities brokerage services, including financial planning for the individual investor and consulting and financial advisory services to financial institutions and middle market companies. Ryan Beck also provides equity research in the financial institutions, healthcare, and consumer products sectors. Currently, Ryan Beck has approximately 500 financial consultants located in 34 offices nationwide.

LEVITT CORPORATION

Levitt is a homebuilding and real estate development company with activities throughout Florida. Levitt was organized in December 1982 under the laws of the State of Florida. Until December 31, 2003, Levitt was a wholly owned subsidiary of BankAtlantic Bancorp.

Levitt primarily develops single-family home and master-planned communities, but also develops, on a limited basis, commercial and industrial properties and multi-family complexes. Levitt's principal real estate activities are conducted through: Levitt and Sons, LLC, a wholly owned homebuilding subsidiary ("Levitt and Sons"); and Core Communities, LLC, a wholly owned master-planned community development subsidiary ("Core Communities"). Levitt also engages in commercial real estate activities through Levitt Commercial, LLC, a wholly owned commercial development subsidiary ("Levitt Commercial"), and invests with third parties in joint ventures which develop rental and single-family residential properties. In addition, Levitt owns approximately 38% of publicly traded Bluegreen Corporation ("Bluegreen") (NYSE: BXG), which acquires, develops, markets and sells vacation ownership interests in "drive-to" vacation resorts and residential home sites around golf courses or other amenities.

Levitt and Sons is a real estate developer and residential homebuilder specializing in single-family home communities and condominiums. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. It has strong brand awareness as America's oldest homebuilder and is recognized nationally for having built the Levittown communities in New York, New Jersey and Pennsylvania. Levitt acquired Levitt and Sons in December 1999.

Core Communities develops master-planned communities and has two existing communities in South Florida. Core Communities' original and best-known community, St. Lucie West, has been the fastest growing community on Florida's Treasure Coast since it was acquired in October 1997 and was ranked by Robert Charles Lesser & Co. as the 6th fastest selling master-planned community in the United States for 2003. St. Lucie West is a 4,600-acre community with approximately 5,000 built and occupied homes, numerous businesses, a university campus and the New York Mets' spring training facility. Core Communities second master-planned community, Tradition, is planned to include over 15,000 residences, a corporate park, a K-12 charter / lab school, commercial properties and mixed-used parcels. Core Communities currently owns approximately 4,700 acres in Tradition and has options to acquire approximately 4,500 additional acres, which would provide a total of approximately five miles of frontage along Interstate-95, a major north/south interstate highway.

OTHER ACTIVITIES

During 1999 and 2000, the Company acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company's interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, and therefore, they are consolidated in our financial statements. We refer you to the discussion in "Related Party Transactions" for a description of limited partnerships and transactions relating to those partnerships. The general partners of these partnerships are limited liability companies whose members are: BFC Financial Corporation - 57.5%; John E. Abdo - 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0%; and John E. Abdo, Jr. - 17.5%. Losses net of minority interests for the year ended December 31, 2003 were $1.8 million. At December 31, 2003, the Company's net investment in these partnerships was $626,000.

In addition to its other activities, the Company owns and manages real estate. Prior to acquiring control of BankAtlantic Bancorp, the Company's primary business was the organization, sale and management of real estate investment programs. Subsidiaries of the Company serve as corporate general partners of a number of private limited partnerships formed in prior years. The Company ceased the organization and sale of real estate investment programs in 1987. The Company continues to hold mortgage notes receivable of approximately $655,000 that were received in connection with the sale of properties previously owned by the Company.

DESCRIPTION OF BUSINESS

Through our direct and indirect subsidiaries, we provide a broad spectrum of products and services encompassing consumer and commercial banking, brokerage and investment banking, homebuilding and real estate development. Management reports results of operations through seven segments:

     o Banking Operations, which are conducted solely by BankAtlantic Bancorp and BankAtlantic, consist of :
               o    Commercial Banking,
               o    Community Banking and
               o    Bank Investments,
     o    Ryan Beck,
     o    BankAtlantic Bancorp Parent Company,
     o    Levitt and
     o    BFC Holding Company.

The presentation and allocation of the assets, liabilities and results of operations may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but in management's view, the relative trends in segments would not likely be impacted. See also note 24, Segment Reporting to the Notes to Consolidated Financial Statements.

BANKING OPERATIONS

BankAtlantic's business is primarily focused in southeast Florida and the Tampa Bay area. Banking operations are concentrated in a network of 73 branches located primarily in Miami-Dade, Broward, Palm Beach and Hillsborough Counties, which include the cities of Miami, Ft. Lauderdale, West Palm Beach and Tampa, respectively. These counties are the four most populous counties in Florida, with a combined population of more than 6.0 million in 2000.

The Bank intends to focus on the following key areas:

         CONTINUING THE "FLORIDA'S MOST CONVENIENT BANK" INITIATIVE. BankAtlantic began its "Florida's Most Convenient Bank" initiative in 2002. This initiative, which includes offering free checking, seven-day branch banking, extended lobby hours, a 24-hour customer service center and new products and customer service initiatives is an integral part of BankAtlantic's strategy to position itself as a customer-oriented bank and increase its low cost deposit accounts. BankAtlantic has instituted marketing programs in the branches which include sales training programs, outbound telemarketing requirements and incentive compensation programs enabling its branch banking personnel to earn additional income for production of profitable business.

         INCREASING LOW COST DEPOSITS. From December 31, 2001 to December 31, 2003, BankAtlantic's low cost deposits, comprised of demand deposit, NOW checking accounts and savings accounts, increased 130% from approximately $600 million to approximately $1.4 billion. These low cost deposits represented 45% of BankAtlantic's total deposits at December 31, 2003, compared to 26% of total deposits at December 31, 2001. BankAtlantic intends to continue to increase its low cost deposits through strong sales and marketing efforts, new products, commitment to customer service and the "Florida's Most Convenient Bank" initiative.

         GROWING BANKATLANTIC'S LOAN PORTFOLIO AND CONCENTRATING ON CORE COMPETENCIES. BankAtlantic intends to grow its core commercial and retail banking business with an emphasis on commercial real estate loans, conforming one to four family residential loans, and small business and consumer loans. BankAtlantic attributes its success in these lending areas to several key factors, including disciplined underwriting and significant expertise in its markets. Further, BankAtlantic intends to limit activities in non-core lending areas, such as credit card, international, syndication and indirect lending.

         EXPANDING BANKATLANTIC'S BRANCH NETWORK. BankAtlantic intends to grow its branch network both internally through de novo expansion and, to the extent available, externally through acquisitions. BankAtlantic intends to acquire branches through acquisition where attractive opportunities are presented which are consistent with BankAtlantic's growth strategy. BankAtlantic generally seeks to expand into relatively faster growing and higher deposit level markets within the market area.

         MAINTAINING BANKATLANTIC'S STRONG CREDIT CULTURE. Continued growth and profitability will depend on maintaining a strong credit culture. BankAtlantic has put in place stringent underwriting standards and has developed and instituted credit training programs for its banking officers which emphasize underwriting and credit analysis. It has also developed systems and programs which it believes will enable it to offer sophisticated products and services without exposing the Bank to unnecessary credit risks. Non-performing assets, net of reserves, declined to $12.8 million at December 31, 2003 from $28.6 million at December 31, 2002, and the ratio of non-performing assets to total loans, tax certificates and real estate owned improved from 0.79% at December 31, 2002 to 0.33% at December 31, 2003.

COMMERCIAL BANKING

The Commercial Banking segment offers a wide range of commercial lending products. These products include commercial real estate construction, residential development and land acquisition loans and commercial business loans. This segment also provides letters of credit and standby letters of credit to corporate customers.

COMMERCIAL REAL ESTATE LENDING BankAtlantic provides commercial real estate loans for the acquisition, development and construction of various property types, as well as the refinancing and acquisition of existing income-producing properties. These loans are generally secured by property primarily located within Florida. Commercial real estate loans typically are based on a maximum of 80% of the collateral's appraised value and, for term loans, in most cases, require the borrower to maintain escrow accounts for real estate taxes and insurance. Prior to making a loan, BankAtlantic considers the value of the collateral, the equity being contributed, the quality of the loan, the credit worthiness of the borrowers and guarantors, the location of the real estate, the projected income stream of the property, the reputation and quality of management constructing or administering the property and the interest rate and fees. Generally one or more of the principals of the borrowing entity will be required to guarantee these loans. Most of these loans have variable interest rates and are indexed to either the prime or LIBOR rates.

Additionally, BankAtlantic purchases participations in commercial real estate loans that are originated by another financial institution, typically known as a "lead" bank. These transactions are underwritten as if BankAtlantic were originating the loan, applying all normal underwriting standards. Typically, the lead bank receives a servicing fee for administering the loan, which reduces the prorated fee given to the participants. In most cases, the full rate on the loan is passed through to the participants. The lead bank is responsible for the administration of the loan; however, BankAtlantic receives periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loan are made by the participants on either a majority or unanimous basis. As a result, the lead bank cannot significantly modify the loan without either the majority or unanimous consent of the participants.

BankAtlantic also often sells participations in loans that BankAtlantic originates to other banks. This reduces BankAtlantic's exposure on the project and may be required in order to stay within the regulatory "loans to one borrower" limitations. BankAtlantic sells participations in the same manner as participations are sold to BankAtlantic. Generally BankAtlantic retains the servicing fee and is responsible for administration of the loan.

COMMERCIAL BUSINESS LENDING BankAtlantic makes commercial business loans generally to medium size companies located throughout Florida, but primarily in Miami-Dade, Broward, Palm Beach and Hillsborough Counties. BankAtlantic makes both secured and unsecured loans, although the majority of these loans are secured. Commercial business loans are typically secured by the accounts receivable, inventory, equipment, real estate, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime or LIBOR-based. These loans typically are originated for terms ranging from one to five years.

STANDBY LETTERS OF CREDIT AND COMMITMENTS Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is the same as extending loans to customers. BankAtlantic may hold certificates of deposit, liens on corporate assets or liens on residential or commercial property as collateral for letters of credit. BankAtlantic issues commitments for commercial real estate and commercial business loans.

COMMUNITY BANKING

The Community Banking segment offers a diverse range of loan products for individuals and small businesses.

These products include home equity lines of credit, automobile loans and overdraft protection on deposit accounts. Additionally, business bankers and branch market managers within the Community Banking segment originate small business loans.

CONSUMER LENDING: Consumer loans are primarily loans to individuals originated through BankAtlantic's branch network and sales force. The majority of these originations are home equity lines of credit secured by a second mortgage on the primary residence of the borrower. BankAtlantic does not currently use brokers to originate loans. In the past, BankAtlantic originated automobile loans through automobile dealers, but this activity was discontinued during the fourth quarter of 1998. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. All other consumer loans generally have fixed interest rates with terms ranging from one to five years.

SMALL BUSINESS LENDING: BankAtlantic makes small business loans to companies located primarily in South Florida, along the Treasure Coast of East Florida and in the Tampa Bay area. Small business loans are primarily originated on a secured basis and do not exceed $1.0 million for non-real estate secured loans and $1.5 million for real estate secured loans. These loans are originated with maturities primarily ranging from one to three years or upon demand by BankAtlantic; however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit extended to small businesses are due upon demand by BankAtlantic. Small business loans typically have either fixed or variable prime-based interest rates.

Small business loans generally have a higher degree of risk than other loans in BankAtlantic's portfolio because they are more likely to be adversely impacted by unfavorable economic conditions. In addition, these loans typically are highly dependent on the success of the business and the credit worthiness of the principals.

ATM NETWORK OPERATIONS: BankAtlantic's ATM network operations are located in retail outlets, cruise ships, Native American reservation gaming facilities and BankAtlantic branch locations.

RETAIL BROKERAGE SERVICES: During 2002, BA Financial Services, LLC, a wholly owned subsidiary of BankAtlantic, began offering retail brokerage services to customers through the BankAtlantic's branch network. These products and services include mutual funds, bonds, stocks and variable annuities.

BANK INVESTMENTS

The Bank Investments segment includes the management of BankAtlantic's securities portfolio and investments in tax certificates, as well as wholesale and retail residential lending activities and wholesale borrowing activities.

RESIDENTIAL LOANS: Residential loans are purchased in the secondary markets, and in 2003, BankAtlantic began a program in which BankAtlantic originates residential loans to customers that are pre-sold to a correspondent. These loans are secured by property located throughout the United States. For residential loan purchases, BankAtlantic reviews the seller's underwriting policies and, for certain individual loans, perform additional credit analysis. Residential loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. BankAtlantic sets guidelines for loan purchases related to loan amount, type of property, state of residence, loan-to-value ratios, and the borrower's sources of funds, appraisal, and loan documentation. BankAtlantic also originates certain residential loans, which are primarily made to "low to moderate income" borrowers in order to comply with standards under the Community Reinvestment Act. The underwriting of these loans generally follows government agency guidelines with independent appraisers generally performing on-site inspections and valuations of the collateral.

SECURITIES AVAILABLE FOR SALE: Securities available for sale consist principally of investments in obligations of the U.S. government or its agencies. These consist of mortgage-backed securities and real estate mortgage investment conduits, or REMICs. The mortgage-backed securities and REMICs as of December 31, 2003 consisted of approximately $31 million of fixed rate securities and approximately $308 million of adjustable rate securities. BankAtlantic's securities portfolio serves as a source of liquidity while at the same time providing a means to moderate the effects of interest rate changes. The decision to purchase and sell securities is based upon a current assessment of the economy, the interest rate environment and our liquidity requirements. The total value of BankAtlantic's securities available for sale as of December 31, 2003 was approximately $359 million.

INVESTMENT SECURITIES AND TAX CERTIFICATES: Investment securities primarily consisted of tax certificates at December 31, 2003. Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. Interest accrues at the rate established at the auction or by statute. The minimum repayment, in order to satisfy the lien, is the certificate amount plus the interest accrued through the redemption date and applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void. BankAtlantic's experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayments generally occur over a two-year period.

The composition, yields and maturities of securities available for sale and investment securities and tax certificates were as follows (dollars in thousands):


                                          U.S.                                         Corporate
                                       Treasury                       Mortgage-           Bond                           Weighted
                                         and            Tax            Backed              and                            Average
                                       Agencies     Certificates     Securities           Other             Total          Yield
                                      ----------    ------------     ----------        ---------         -------------   ---------
DECEMBER 31, 2003
MATURITY: (1)
One year or less                      $       --     $  136,514     $          18      $          25     $     136,557      9.34%
After one through five years                  --         54,392                99                560            55,051      9.29
After five through ten years                  --             --               557                 --               557      5.46
After ten years                               --             --           338,077                 --           338,077      3.96
                                      ----------     ----------     -------------      -------------     -------------     -----
Fair values (2)                       $       --     $  190,906     $     338,751      $         585     $     530,242      5.90%
                                      ==========     ==========     =============      =============     =============     =====
Amortized cost (2)                    $       --     $  190,906     $     332,898      $         585     $     524,389      6.40%
                                      ==========     ==========     =============      =============     =============     =====
Weighted  average yield based
    on fair values                            --%          9.34%             3.96%              4.99%             5.90%
Weighted average maturity
(years)                                       --            2.0              27.43              2.94             18.14
                                      ----------     ----------     -------------      -------------     -------------
DECEMBER 31, 2002

Fair values (2) (3)                   $       --     $  194,074     $     706,050      $      15,262     $     915,386      6.26%
                                      ==========     ==========     =============      =============     =============     =====
Amortized cost (2) (3)                $       --     $  194,074     $     684,085      $      14,794     $     892,953      6.34%
                                      ==========     ==========     =============      =============     =============     =====
DECEMBER 31, 2001

Fair values (2)                       $    5,819     $  144,077     $   1,084,776      $         262     $   1,234,934      6.37%
                                      ==========     ==========     =============      =============     =============     =====
Amortized cost (2)                    $    5,819     $  144,077     $   1,063,949      $         250     $   1,214,095      6.59%
                                      ==========     ==========     =============      =============     =============     =====



(1) Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).
(2) Equity securities held by BankAtlantic Bancorp Parent Company and Ryan Beck with a cost of $17.6 million, $4.8 million, $33.4 million and a fair value of $20.9 million, $5.2 million, $43.4 million at December 31, 2003, 2002 and 2001, respectively, were excluded from the above table.
(3) Includes $14.8 million of collateralized mortgage obligations secured by non-residential real estate associated with the commercial banking segment at December 31, 2002.

A summary of BankAtlantic's amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and held to maturity and available for sale securities follows (in thousands):


                                                                                December 31, 2003
                                                   --------------------------------------------------------------------
                                                                           Gross             Gross
                                                       Amortized         Unrealized        Unrealized        Estimated
                                                         Cost           Appreciation      Depreciation       Fair Value
                                                       ---------        ------------      ------------       ----------
Tax certificates and investment securities:
  Cost equals market                                    $192,706          $     --          $     --          $192,706
Investment securities available for sale:
  Market over cost                                        16,360             3,400                --            19,760
Mortgage-backed securities available for sale:
  Market over cost                                       257,865             6,382                --           264,247
  Cost over market                                        75,033                --               529            74,504
                                                        --------          --------          --------          --------
          Total                                         $541,964          $  9,782          $    529          $551,217
                                                        ========          ========          ========          ========


UNDERWRITING AND CREDIT MANAGEMENT FOR BANK OPERATIONS SEGMENTS

BankAtlantic evaluates a borrower's ability to make principal and interest payments and the value of any collateral securing the underlying loan. Independent appraisers generally perform on-site inspections and valuations of the collateral for commercial real estate loans. All non-residential loans or leases of $1.0 million to $5.0 million require Officers' Loan Committee approval and ratification by Major Loan Committee. Residential loans over $1.0 million require approval by the Officers' Loan Committee and ratification by the Major Loan Committee. Purchased residential loans in pools greater than $50 million require Investment Committee approval. The Investment Committee includes BankAtlantic's Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Credit Officer. All loans over $5.0 million require the approval of the Major Loan Committee. In addition to Executive and Senior officers of BankAtlantic, the Major Loan Committee consists of BankAtlantic's Chief Executive Officer and the Vice-Chairman. The Officers' Loan Committee includes members of BankAtlantic's executive management and senior officers.

For consumer and small business lending, credit-scoring systems are utilized to assist in the assessment of the relative risks of new underwritings and to provide standards for extensions of credit. Consumer and small business portfolio credit risk is monitored by using statistical models and regular reviews of actual payment experience in order to predict portfolio behavior.

An independent credit review group conducts ongoing reviews of credit activities and portfolios, reexamining, on a regular basis, risk assessments for credit exposure and overall compliance with policy. This group meets periodically with the Credit Policy Committee to provide an update on the status of the various loan portfolios.

A separate Senior Loan Committee meets monthly at BankAtlantic to discuss problem or potentially problem credits, to consider the present or alternative courses of action with respect to such credits and to upgrade or downgrade the risk grades of specific loans. The Senior Loan Committee includes BankAtlantic's Chief Credit Officer.

The Bank also has a Credit Policy Committee, which meets periodically to consider possible lending opportunities and changes to the Bank's credit policies. In addition, the Credit Policy Committee reviews trends in the various lending portfolios and the adequacy of the Bank's allowance for loan losses. The Credit Policy Committee includes BankAtlantic's Chief Credit Officer and BankAtlantic's Executive Vice President of Commercial Lending.

BankAtlantic's loans and leases receivable portfolio totaled $3.7 billion, $3.4 billion, and $2.8 billion at December 31, 2003, 2002, and 2001, respectively. Loans and leases receivable composition at the dates indicated was (in thousands):


                                                                         As of December 31,
                          -------------------------------------------------------------------------------------------------------
                                    2003                    2002               2001               2000                1999
                          --------------------      ------------------   -----------------  -----------------  ------------------
                             Amount       %           Amount      %        Amount     %      Amount      %      Amount       %
                          -----------   ------      ---------   ------   ---------  ------  ---------  ------  ---------   ------
LOANS AND LEASES
RECEIVABLE:
REAL ESTATE LOANS:
Residential real estate  $  1,343,657    36.45%     1,378,041    40.85   1,111,775   40.07  1,316,062   46.14   1,188,092    44.39
Construction and
development                 1,345,449    36.50      1,218,411    36.13   1,122,628   40.47    937,881   32.88     634,382    23.71
Commercial real estate      1,064,043    28.87        755,492    22.40     522,006   18.82    369,282   12.95     312,014    11.66
Small business - real
estate                        110,745     3.00         98,494     2.92      43,196    1.56     28,285    0.99      22,241     0.83
Loans to Levitt                18,118     0.49             --       --          --      --         --      --          --       --
Other loans:
Loans to Levitt                43,500     1.18             --       --          --      --         --      --          --       --
Second mortgage - direct      333,655     9.05        261,579     7.75     166,531    6.00    124,859    4.38      85,936     3.21
Second mortgage -
indirect                        1,105     0.03          1,713     0.05       2,159    0.08      4,020    0.14       5,325     0.20
Commercial business            91,491     2.48         82,174     2.44      76,146    2.74     86,194    3.02     188,040     7.03
Small business -
non-mortgage                   58,574     1.59         62,599     1.86      59,041    2.13     69,325    2.43      93,442     3.49
Lease finance                  14,442     0.39         31,279     0.93      54,969    1.98     75,918    2.66      43,436     1.62
Due from foreign banks             --       --             --       --       1,420    0.05     64,207    2.25      51,894     1.94
Consumer - other direct        21,928     0.60         24,881     0.74      25,811    0.93     33,036    1.16      35,508     1.33
Consumer - other
indirect                        1,297     0.04          6,392     0.19      23,241    0.84     58,455    2.05     120,184     4.49
Loans held for sale:
Residential real estate         2,254     0.06             --       --       4,757    0.17         --      --     220,236     8.23
Syndication loans               9,114     0.25         14,499     0.43      40,774    1.47     80,016    2.80          --       --
                          -----------   ------      ---------   ------   ---------  ------  ---------  ------  ----------   ------
        Total               4,459,372   120.98      3,935,554   116.69   3,254,454  117.31  3,247,540  113.85   3,000,730   112.13
                          -----------   ------      ---------   ------   ---------  ------  ---------  ------  ----------   ------
Adjustments:
Undisbursed portion of
loans in process              728,100    19.75        511,861    15.18     434,166   15.65    344,390   12.07     286,608    10.71
Unearned
  discounts (premiums)           (243)   (0.01)         3,041     0.09       1,470    0.05      3,675    0.13      (6,420)   (0.24)
Allowance for loan
losses                         45,595     1.24         48,022     1.42      44,585    1.61     47,000    1.65      44,450     1.66
                          -----------   ------      ---------   ------   ---------  ------  ---------  ------  ----------   ------
Total loans receivable,
net                       $ 3,685,920   100.00%     3,372,630   100.00   2,774,233  100.00  2,852,475  100.00   2,676,092   100.00
                          ===========   ======      =========   ======   =========  ======  =========  ======  ==========   ======
Banker's acceptances      $       233   100.00             --   100.00           5  100.00      1,329  100.00      13,616   100.00
                          ===========   ======      =========   ======   =========  ======  =========  ======  ==========   ======



INTEREST EXPENSE AND OVERHEAD ALLOCATIONS TO BANK OPERATION SEGMENTS

Interest expense and overhead for the bank operation segments represents interest expense and certain revenue and expense items that are allocated to each such segment based on its pro-rata average assets. Items included in interest expense and overhead include (1) interest expense on all interest bearing banking liabilities and (2) an allocation of BankAtlantic's back office and corporate headquarters operating expenses, net of deposit account fee income.

DEPOSITS. Deposits include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts, IRA and Keogh retirement accounts, brokered certificates of deposit and public funds. Deposits are solicited in BankAtlantic's market areas through advertising and relationship banking activities primarily conducted through BankAtlantic's sales force and branch network. During the year ended December 31, 2003, products such as Totally Free Checking and Totally Free Savings were the lead programs of BankAtlantic's marketing strategy to obtain new customers.

BankAtlantic has several relationships, including one with Ryan Beck, for the placement of brokered certificates of deposit. These relationships are considered an alternative source of funding.

FEDERAL HOME LOAN BANK ("FHLB") ADVANCES. BankAtlantic is a member of the FHLB and can obtain secured advances from the FHLB of Atlanta. Advances are collateralized by a security lien against BankAtlantic's residential loans, certain commercial loans and securities. In addition, certain levels of FHLB stock must be maintained for outstanding advances. BankAtlantic primarily use FHLB advances to fund its purchased residential loan portfolio.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS. Short-term borrowings consist of securities sold under agreements to repurchase and federal funds borrowings. Securities sold under agreements to repurchase include a sale of a portion of current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. Repurchase agreements are issued to institutions and BankAtlantic's customers. These transactions are collateralized by securities in BankAtlantic's investment portfolio but are not insured by the FDIC. Federal funds borrowings occur under established facilities with various federally-insured banking institutions to purchase federal funds. The facilities are used on an overnight basis to assist in managing BankAtlantic's cash flow requirements. These federal fund lines are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. BankAtlantic also has a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against consumer loans.

BANKING INDUSTRY RISK

Banking is a business that depends on interest rate differentials. In general, the net interest income, which is the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loan and securities holdings, constitutes a major portion of its earnings.

Changes in interest rates can have differing effects on BankAtlantic's net interest income and the cost of purchasing residential mortgage loans in the secondary market. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates or changes in the relationships between different interest rate indices can affect the interest rates received on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic's net interest income.

Loan prepayment decisions are also affected by interest rates. Loan prepayments generally accelerate as interest rates fall. Prepayments in a declining interest rate environment reduce BankAtlantic's net interest income and adversely affect its earnings because:

          o BankAtlantic often pays premiums to acquire loans and mortgage-backed securities, which it amortizes over the life of the asset. If loans or securities are prepaid, the unamortized premium is charged off; and

          o The yield BankAtlantic earns on the reinvestment of funds that it receives on the prepayment of loans and securities is generally less than the yield that it earned on the prepaid assets.

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

Additionally, BankAtlantic is exposed to the risk that borrowers or counter-parties may default on their obligations. Credit risk arises through the extension of loans and leases, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, policies and procedures are established to manage both on and off-balance sheet (primarily loan commitments) credit risk and BankAtlantic monitors the application of these policies and procedures. Further, the real estate collateralizing BankAtlantic's commercial real estate and construction and development loans is concentrated in Broward, Miami-Dade, Palm Beach and Hillsborough Counties in

Florida and, as such, the credit quality of these loans could be impacted by declines in the economy generally or in the real estate markets in these areas.

BankAtlantic attempts to manage credit exposure to individual borrowers and counter-parties on an aggregate basis including loans, securities, letters of credit, derivatives and unfunded commitments. Credit personnel analyze the credit worthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party. Credit limits are subject to varying levels of approval by senior line and credit risk management.

The aftermath of the events of September 11, 2001, the war with Iraq, the United States' continued war on terrorism and other factors may have an unpredictable effect on economic conditions in general and in our primary market areas. Depending upon the condition of the local and national economy, we could experience a decline in credit quality that may result in loan losses and a material adverse effect on our earnings.

RYAN BECK

Ryan Beck, founded in 1946 and acquired by BankAtlantic Bancorp in 1998, is a full service broker-dealer headquartered in Livingston, New Jersey. Ryan Beck operates on a nationwide basis through a network of 34 offices, with approximately 500 financial consultants and over $17 billion of customer assets gathered. Ryan Beck is primarily engaged in underwriting, merger advisory assistance, market making, distribution and trading of equity and fixed income securities, securities brokerage and equity research. Ryan Beck has primarily focused its efforts on three industries: financial institutions, healthcare, and consumer products. Unlike many of its peers, Ryan Beck does not offer any proprietary fund or investment products, but instead recommends third parties' products that are highly rated in their respective sectors, an approach which Ryan Beck believes provides a more positive, less biased approach to investment counseling.

Ryan Beck intends to focus on the following key areas:

          o CONTINUING GROWTH AND DIVERSIFICATION. Ryan Beck's strategy has been to diversify its operations through the addition of research coverage and market-making in the technology, consumer products and health care industries.

          o INCREASING THE PRODUCTIVITY OF NEW EMPLOYEES. The Gruntal transaction, in April, 2002 enabled Ryan Beck to significantly increase its distribution capabilities by adding over 400 financial consultants to Ryan Beck's then existing 80 financial consultants and by increasing the number of customer accounts from 27,000 accounts with $4 billion of customer assets gathered at December 31, 2001 to over 150,000 accounts with over $17 billion of customer assets gathered at December 31, 2003.

As a registered broker-dealer with the SEC, Ryan Beck operates on a fully-disclosed basis through its clearing firm, Pershing LLC. Clients consist primarily of:

          o    high net worth individuals,
          o    financial institutions,
          o institutional clients (including mutual funds, pension funds, trust companies, insurance companies, LBO funds, private equity sponsors, merchant banks and other long-term investors) and
          o to a lesser extent, insurance companies and specialty finance companies.

Ryan Beck's Investment Banking Group operates in three markets: Financial Institutions, Middle Market and Municipal Finance. Ryan Beck's Investment Banking Group primarily focuses on financial institutions, managing underwritten public offerings, serving as placement agent on institutional private financings and as an advisor on merger and acquisitions.

Ryan Beck's operations also include trading, institutional sales and research. The Trading Department makes markets in over 500 securities and is continuing to gain expertise to support Ryan Beck's industry diversification. The Research Department consists of 11 publishing analysts covering 138 companies in 4 industry sectors. Additionally, the Research Department employs a Chief Market Strategist providing economic and global market commentary. The Institutional Equity Sales Department brings investment ideas and proprietary investment banking products to over 500 accounts across the United States.

Over the last several years, Ryan Beck has expanded significantly through both acquisitions and internal growth. In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC which significantly increased the size of Ryan Beck. The long term success of this transaction will depend upon Ryan Beck's ability to integrate the acquired Gruntal operations and retain its new employees. Although Ryan Beck assumed a $21 million deferred compensation plan obligation for participating financial consultants, and put in place a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $11.0 million, respectively, for certain financial consultants and key employees, the financial consultants and other employees may choose not to remain with Ryan Beck.

While Ryan Beck has been named as a defendant in a number of arbitration claims based on allegations that it is a "successor in interest" to Gruntal, Ryan Beck has to date been successful in defending these actions. While no individual action is material, an adverse result in a number of actions in the aggregate could be material. In October 2002, Gruntal, which had agreed to indemnify Ryan Beck against certain types of liabilities, filed for bankruptcy protection and accordingly indemnification for these claims may not be available.

BROKERAGE INDUSTRY RISK

The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. Ryan Beck's business and its profitability are affected by many factors including:

          o    the volatility and price levels of the securities markets,
          o    the volume, size and timing of securities transactions,
          o    the demand for investment banking services,
          o    the level and volatility of interest rates,
          o    the availability of credit,
          o    legislation affecting the business and financial communities,
          o    the economy in general, and
          o    the volatility of equity and debt securities held in inventory.

Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, Ryan Beck is likely to be adversely affected by negative economic developments in the mid-Atlantic region or the financial services industry in general.

The majority of Ryan Beck's assets and liabilities are securities owned or securities sold but not yet purchased. Securities owned and securities sold but not yet purchased are associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck and are accounted for at fair value in our financial statements. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets or management's estimates of amounts to be realized on settlement. As a consequence, volatility in either the stock or fixed-income markets could result in adverse changes in our financial results. Trading transactions as principal involve making markets in securities, which are held in inventory to facilitate sales to and purchases from customers. As a result of this activity, Ryan Beck may be required to hold securities during declining markets.

BANKATLANTIC BANCORP PARENT COMPANY

BankAtlantic Bancorp Parent Company operations include the financing of the capital needs of its subsidiaries. Funds are obtained from BankAtlantic dividends and from issuances of equity and debt securities, as well as borrowings from unrelated financial institutions. These funds are provided to BankAtlantic Bancorp's subsidiaries for the financing of acquisitions and for other general corporate purposes. BankAtlantic Bancorp's largest expense is interest expense on debt, and depending on interest rates, this expense could increase significantly as much of the debt is indexed to floating rates.

BankAtlantic Bancorp Parent Company also owns and manages a portfolio of equity investments. As of December 31, 2003, BankAtlantic Bancorp owned publicly traded equity securities and mutual funds with a fair value of $19.1 million and privately held equity securities with a cost basis of $1.8 million. Volatility or a decline in the financial markets can negatively impact the BankAtlantic Bancorp's net income as a result of devaluation of these investments. Certain of BankAtlantic Bancorp's affiliates, including certain of our executive officers and directors, have independently made investments with their own funds in both public and private entities in which both BankAtlantic Bancorp and the Company hold investments.

As of December 31, 2003, BankAtlantic Bancorp had approximately $263.4 million of indebtedness outstanding at the BankAtlantic Bancorp holding company level, including $262.3 million of junior subordinated debentures with maturities ranging from 2032 to 2033. The degree to which BankAtlantic Bancorp is leveraged poses risks, including the risk that BankAtlantic Bancorp's cash flow will not be sufficient to service its outstanding debt and that BankAtlantic Bancorp may not be able to obtain additional financing or refinancing. If BankAtlantic Bancorp is forced to utilize all or most of its cash flow for the purpose of servicing debt, BankAtlantic Bancorp will not be able to use those funds for other purposes including the payment of dividends to the Company. BankAtlantic Bancorp's ability to meet its obligations is largely dependent on BankAtlantic's ability to pay dividends. BankAtlantic's ability to pay dividends is limited and is primarily determined based on BankAtlantic's net income. See "Regulations and Supervision" and "Management's Discussion and Analysis - Liquidity and Capital Resources".

LEVITT CORPORATION

Levitt intends to focus on the following key areas:

BUILDING AND SELLING HOMES PROFITABLY IN STRONG GROWTH MARKETS THROUGHOUT FLORIDA. Levitt's markets are expected to remain strong due to favorable demographic and economic trends, such as retiring "Baby Boomers" and continuing new employment opportunities. As existing developments in these markets are completed, Levitt plans to acquire new land that will not only replenish but also increase Levitt's inventory.

CONTINUING TO ACQUIRE LAND AND DEVELOP MASTER-PLANNED COMMUNITIES IN DESIRABLE MARKETS. Levitt intends to acquire land parcels in desirable markets that are suited for developing large master-planned communities. Generally, land sale revenues tend to be sporadic and fluctuate more than home sale revenues, but land sale transactions result in higher margins, which typically exceed 40%. Levitt's land development activities in its master-planned communities complement its homebuilding activities by offering a potential source of land for future homebuilding. At the same time, it's homebuilding activities complement the master-planned community development activities since it is believed that the strong merchandising and quality developments associated with its homebuilding activities will support future land sales in its master-planned communities.

EXPLORING JOINT VENTURES AND/OR ACQUISITIONS TO EXPAND ITS PENETRATION THROUGHOUT THE UNITED STATES. Levitt believes that its brand and core competence as a homebuilder and real estate developer can be extended to new markets both inside and outside of Florida. Levitt also believes that its strength in developing active adult communities and brand awareness, position it to pursue joint venture opportunities in new markets.

MAINTAINING A CONSERVATIVE RISK PROFILE. Levitt attempts to apply a disciplined risk management approach to its business activities. Other than its model homes, substantially all of Levitt homes are pre-sold before construction begins. Customer deposits of at least 5% to 10% of the base sales price of the homes are required, and a higher percentage deposit is required for design customizations and upgrades. As a result, Levitt believes it has strengthened its backlog and lowered its cancellation rates. Levitt seeks to maintain land inventory for its homebuilding activities at levels that can be absorbed within three years. While Levitt's land inventory in Tradition, Levitt's newest master-planned community, can support eight to ten years of development, Levitt believes it can mitigate the risk associated with this investment by selling parcels to other developers throughout the development period. Alternatively, early sales can provide funds that will allow Levitt to assemble substantially more acreage with less required additional capital investment. Levitt can also utilize early sales to improve the attractiveness of the development. For instance, 1,000 acres adjacent to Tradition were sold which Levitt expects to be developed with one or more golf courses, thereby adding an attractive amenity to the area near the development.

UTILIZING COMMUNITY DEVELOPMENT DISTRICTS TO FUND DEVELOPMENT COSTS. Levitt establishes community development or improvement districts to access bond financing to fund infrastructure and other projects. The ultimate owners of the property within the district are responsible for amounts owed on these bonds as part of an assessment on their tax bills. Generally, no payments under the bonds are required from property owners during the first two years after issuance. While Levitt is responsible for these amounts until the affected property is sold, this strategy allows it to more effectively manage the cash required to fund development of the project.

PURSUING OTHER STRATEGIC REAL ESTATE OPPORTUNITIES. Levitt owns approximately 38% of the outstanding common stock of Bluegreen. Bluegreen is an independently operated company that primarily acquires, develops, markets and sells vacation ownership interests in "drive-to" resorts and develops and sells residential home sites around golf courses or other amenities. Levitt believes its investment in Bluegreen will be beneficial over time since Bluegreen's current customers are potential future homebuyers in Levitt's active adult communities and because the investment diversifies Levitt's real estate activities. In the future, Levitt may seek to pursue strategic investments in other real estate related businesses.

Levitt reports its results of operations through Levitt and Sons, Core Communities, Investment in Bluegreen and Other Operations.

LEVITT AND SONS

Levitt and Sons develops planned communities featuring homes with average closing prices ranging from $167,000 to $273,000. While in prior years Levitt and Sons focused on active adult communities, it recently expanded into developing communities for the primary family-oriented market. At December 31, 2003, Levitt and Sons had 11 communities under development. Additionally, through a joint venture, Levitt and Sons is constructing a 164-unit condominium project. The communities currently under development or under contract and relevant data as of December 31, 2003 are as follows:



          Community                                  Type of        Sales           Planned     Closed      Contracted    Unsold
   Currently in Development         Location        Community     Commenced        Units (A)     Units         Units      Balance
   ------------------------         --------        ---------     ---------        ---------     -----      ----------    -------
Cascades (b)                    St. Lucie West    Active Adult        2000            1,158        660            400         98
Summit Greens                   Clermont          Active Adult        2000              770        449            188        133
Bellaggio                       Boynton Beach     Active Adult        2001              537        314            156         67
Cascades                        Estero            Active Adult        2002              521        111            266        144
Cascades                        Sarasota          Active Adult        2003              466         --             76        390
                                                                                     ------     ------         ------      -----
                                TOTAL ACTIVE ADULT                                    3,452      1,534          1,086        832
                                                                                     ------     ------         ------      -----

Avalon Park                     Orlando           Family              2002              806         84            274        448
Magnolia Lakes (b)              St. Lucie West    Family              2002              479         75            372         32
Regency Hills                   Clermont          Family              2002              265         61            143         61
Summerport                      Windermere        Family              2003              481         22            178        281
Riomar                          Sarasota          Family              2004              154         --             --        154
Hunter's Creek                  Orange County     Family              2004              111         --             --        111
                                                                                     ------     ------         ------      -----
                                TOTAL FAMILY                                          2,296        242            967      1,087
                                                                                     ------     ------         ------      -----
                                     TOTAL CURRENTLY IN DEVELOPMENT                   5,748      1,776          2,053      1,919
                                                                                     ------     ------         ------      -----

PROPERTIES UNDER CONTRACT TO BE ACQUIRED (C)
Cascades                        Estero            Active Adult                           83         --             --         83
Cascades                        Groveland         Active Adult                          999         --             --        999
Cascades (b)                    Tradition         Active Adult                        1,200         --             --      1,200
                                                                                     ------     ------         ------      -----
                                TOTAL PROPERTIES UNDER CONTRACT                       2,282         --             --      2,282
                                                                                     ------     ------         ------      -----
                                          TOTAL PROPERTIES                            8,030      1,776          2,053      4,201
                                                                                     ======     ======         ======      =====


(a) Represents the number of residential units planned to be built on the property. Actual number of units may vary from original plan due to engineering and architectural changes.
(b)  Acquired or to be acquired from Core Communities.
(c) There can be no assurance that current property contracts will be consummated.

All of the above communities are located within the State of Florida.

The properties under contract listed above represent properties Levitt and Sons has the right to acquire and currently intends to purchase for which due diligence had been completed as of December 31, 2003 and represent an aggregate purchase price of $32.7 million. While financing is not yet finalized for these properties, all of these transactions are expected to close by the end of 2004. At December 31, 2003 Levitt and Sons also had contracts to acquire three additional properties for which due diligence had not yet been completed. These additional properties, which are not included in the above table, would provide a total of 1,674 homesites for an aggregate purchase price of approximately $29.9 million.

Levitt and Sons is also participating in a joint venture that is constructing a 164-unit condominium project known as Boca Grand, in which it has a 47.5% interest. At December 31, 2003, 18 units had been delivered, 104 units were in the venture's backlog, and the remaining 42 units were available for sale.

At December 31, 2003, Levitt and Sons' backlog (excluding joint ventures) was 2,053 units, or $458.8 million. Backlog represents the number of units subject to pending sales contracts. Homes included in the backlog include homes that have been completed, but on which title has not been transferred, homes not yet completed and homes on which construction has not begun. Information regarding closed units and backlog units, excluding joint ventures, since Levitt's acquisition of Levitt and Sons is as follows:

                                                     Closed     Backlog
                                                      Units      Units
                                                     ------     -------

As of and for the year ended December 31, 2000         441        487
As of and for the year ended December 31, 2001         597        584
As of and for the year ended December 31, 2002         740        824
As of and for the year ended December 31, 2003       1,011      2,053

CORE COMMUNITIES

Core Communities was founded in May 1996 to develop the master-planned community now known as St. Lucie West, and is currently developing the master-planned community known as Tradition. As a master-planned community developer, Core Communities engages in three primary activities:

(i)      the acquisition of large tracts of raw land;

(ii)     planning, entitlement and infrastructure development; and

(iii) the sale of entitled land and/or developed lots to homebuilders (including Levitt and Sons) and commercial, industrial and institutional end-users.

St. Lucie West is a 4,600 acre master-planned community located in St. Lucie County, Florida. It is bordered by Interstate-95 to the west and Florida's Turnpike to the east. St. Lucie West contains residential, commercial and industrial developments. Within the community, residents are close to recreational and entertainment facilities, houses of worship, retail businesses, medical facilities and schools. PGA of America owns and operates a golf course and a country club. The community's baseball stadium serves as the spring training headquarters for the New York Mets. There are approximately 5,000 homes in St. Lucie West housing nearly 8,000 residents. At December 31, 2003, approximately 123 acres remained available for sale in this project.

Tradition is located approximately two miles south of St. Lucie West, and will encompass 9,000 acres if all properties under contract are acquired, including approximately five miles of frontage on Interstate 95. Tradition is being developed as a master-planned community including a corporate park, a K-12 charter/lab school, commercial properties, residential homes and other uses in a series of mixed-use parcels. Community Development District special assessment bonds are being utilized to provide financing for certain infrastructure developments.

At December 31, 2003, Core Communities owned 4,704 acres in Tradition. Core Communities also has under contract additional parcels contiguous to the existing land totaling approximately 4,456 acres. The contracts for these parcels are expected to begin closing in May 2004. During June 2003, Core Communities acquired a 1,706-acre parcel adjacent to Tradition and subsequently sold 979 of those acres in a single transaction to a developer. This sale was profitable as well as strategic, since Levitt anticipates that the land will be used for the construction of one or more golf courses, which will be considered attractive local amenities to new homeowners in Tradition.

First phase development is underway at the Tradition project and is expected to continue through 2004. First phase development includes the construction of primary access to Interstate-95 and of connector roadways from the interior of Tradition out to the highway, construction of the storm water infrastructure, commercial pod development, and traditional and neo-traditional residential lot development. Through December 31, 2003, Core Communities has entered into contracts with eight homebuilders for the sale of a total of 1,531 acres in the first phase residential development. While there is no assurance that all of these transactions will be consummated, 139 of the contracted acres had been delivered as of December 31, 2003.

In September 2001, Core Communities acquired a 1,285-acre tract of land known as Live Oak Preserve in Hillsborough County on the west coast of Florida for approximately $17.0 million. During October 2002, Core Communities sold 1,267 acres of this property, representing all of the residential land, in a single transaction for approximately $25.0 million. The remaining 18 acres of land represented land zoned for commercial property and were sold in September 2003 for approximately $5.9 million.

Core Communities' land in development or under contract and relevant data as of December 31, 2003 was as follows:



     Project             Location        Type of                    Saleable    Closed     Contracted    Unsold
     -------             --------        Project        Acquired    Acres (A)    Acres        Acres      Balance
                                         -------        --------    ---------   -------    ----------    -------
CURRENTLY IN  DEVELOPMENT
St. Lucie West      St. Lucie County    Mixed Use        1997(b)      1,970       1,806         41          123
                                                                     ------      ------      -----        -----
                    TOTAL ST. LUCIE WEST                              1,970       1,806         41          123
                                                                     ------      ------      -----        -----
Tradition           St. Lucie County    Mixed Use        1998         2,033         139        958          936
Tradition           St. Lucie County    Mixed Use        2002         1,826          --        434        1,392
Tradition           St. Lucie County    Mixed Use        2003           984          --         --          984
                                                                     ------      ------      -----        -----
                    TOTAL TRADITION                                   4,843         139      1,392        3,312
                                                                     ------      ------      -----        -----
                          TOTAL CURRENTLY IN DEVELOPMENT              6,813       1,945      1,433        3,435
                                                                     ------      ------      -----        -----

PROPERTIES UNDER CONTRACT TO BE ACQUIRED (C)
Tradition           St. Lucie County    Mixed Use                     4,456          --         --        4,456
                                                                     ------      ------      -----        -----
                         TOTAL PROPERTIES UNDER CONTRACT              4,456          --         --        4,456
                                                                     ------      ------      -----        -----

                              TOTAL PROPERTIES                       11,269       1,945      1,433        7,891
                                                                     ======      ======      =====        =====


(a) Actual saleable acres may vary from original plan due to changes in zoning, project design, or other factors.
(b) Land inventory of St. Lucie West as of date of acquisition of by Core Communities.
(c) There can be no assurance that current property contracts will be consummated.

BLUEGREEN CORPORATION

Levitt also owns approximately 38% of the outstanding common stock of Bluegreen. Bluegreen is a leading provider of vacation and residential lifestyle choices through its vacation ownership and residential land businesses. Bluegreen is organized into two divisions: Bluegreen Resorts and Bluegreen Communities.

Bluegreen Resorts acquires, develops and markets vacation ownership interests in resorts generally located in popular, high-volume, "drive-to" vacation destinations. Bluegreen sells vacation ownership interests in its Bluegreen Vacation Club(R) product through sales offices at all of its owned resorts and at four off-site sales offices. A vacation ownership interest in any of Bluegreen's resorts entitles the buyer to an annual allotment of "points" in perpetuity in the Bluegreen Vacation Club.(R) These points may be exchanged for stays at any of Bluegreen's participating, fully-furnished vacation resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered by a worldwide vacation ownership exchange network. Bluegreen currently develops, markets and sells vacation ownership interests in 16 resorts located in the United States and one resort located in the Caribbean.

Bluegreen Communities acquires, develops and subdivides property and markets the subdivided residential homesites to retail customers seeking to build a home in a high quality residential setting. In some cases these properties feature a golf course and/or other amenities. The strategy of this division is to locate its projects (i) near major metropolitan centers (but outside the perimeter of intense subdivision development) or (ii) in popular retirement areas. Bluegreen has focused this division's activities in certain core markets in which Bluegreen has developed substantial marketing expertise and has a track record of success.

Bluegreen also generates significant interest income through its financing of individual purchasers of vacation ownership interests.

OTHER OPERATIONS

Other operations consist of Levitt Commercial, investments in joint ventures and other real estate interests and Levitt holding company operations.

LEVITT COMMERCIAL

Levitt Commercial was formed in 2001 to develop industrial and retail properties. Levitt Commercial currently has four projects under development. The first project, developed by a joint venture of which Levitt Commercial is an 82% owner, is the High Ridge Commerce Center located in Boynton Beach, Florida. This is a 70,000 square foot flex industrial building with 900 feet of frontage on Interstate-95. The project is divided into 14 bays averaging 5,000 square feet. The other three projects, which are wholly-owned by Levitt Commercial, include Phase 2 and 3 of the High Ridge Commerce Center, the Boynton Commerce Center, also located in Boynton Beach, and the Andrews Business Center, which is located in Pompano Beach, Florida. The three newer projects will total 89 flex warehouse bays, averaging 2,975 square feet each.

Levitt Commercial is also participating in a joint venture known as the Preserve at Long Leaf, which is developing a 298-unit apartment complex in Melbourne, Florida. Levitt Commercial owns a 50% interest in the land for the apartment complex, which was acquired by the joint venture in October 2002, and a 20% interest in costs related to the further development of the project. An affiliate of our joint venture partner will be the general contractor and we anticipate construction to commence during 2004.

Levitt Commercial's projects currently under development or under contract and relevant data as of December 31, 2003 were as follows:


             Project                                     Type of       Sales         Total     Closed    Contracted    Unsold
             -------                      Location       Project     Commenced     Units (A)   Units       Units       Balance
                                          --------       -------     ---------     ---------   ------    ----------    -------
CURRENTLY IN  DEVELOPMENT
High Ridge Commerce Center            Boynton Beach       Flex          2002          14         13          --             1
High Ridge Commerce Center
  Phase 2 & 3                         Boynton Beach       Flex          2003          40         --          15            25
Boynton Commerce Center               Boynton Beach       Flex          2003          21         --          --            21
Andrews Business Center               Pompano Beach       Flex          2004          28         --          --            28
                                                                                     ---        ---        ----           ---
          TOTAL PROPERTIES                                                           103         13          15            75
                                                                                     ===        ===        ====           ===



(a) Actual number of units may vary from original project plan due to engineering and architectural changes.

OTHER JOINT VENTURES

Levitt currently owns a 40% interest in Brittany Bay at Andros Isles, Ltd., a Florida limited partnership formed to develop a single-family attached (duplex) residential development consisting of 222 units located in West Palm Beach, Florida. At December 31, 2003, the venture had closed on 203 units and had entered into contracts to sell the remaining 19 units. Levitt owns a 39.9% limited partnership interest in this venture and BankAtlantic Venture Partners 3, Inc., a subsidiary of Levitt, is a co-general partner with an unaffiliated third party and owns a 0.1% general partnership interest. The remaining partnership interests are held by unaffiliated third parties.

Additionally, Levitt owns a 45% interest in Fairways at Grand Harbor, Ltd., a Florida limited partnership organized to develop 257 luxury rental apartments in Vero Beach, Florida. Levitt owns a 44.5% limited partnership interest in this venture and BankAtlantic Venture Partners 2, Inc., a subsidiary of Levitt and a co-general partner, owns a 0.5% general partnership interest. The remaining partnership interests are held by unaffiliated third parties. The rental apartment property was sold to an unaffiliated third party in January 2004, however the partnership continues to provide rental management services at neighboring Grand Harbor.

LEVITT AND REAL ESTATE INDUSTRY RISKS

Levitt has a significant amount of debt. At December 31, 2003, Levitt's consolidated debt was approximately $109 million, (excluding $18.1 million and $43.5 million of borrowings due to BankAtlantic and BankAtlantic Bancorp, respectively, which amounts were eliminated in consolidation). The amount of debt could have important consequences. For example, it could:

         o limit the ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;
         o require Levitt to dedicate a substantial portion of its cash flow from operations to payment of or on its debt and reduce Levitt's ability to use its cash flow for other purposes;
         o impact Levitt's flexibility in planning for, or reacting to, the changes in its business;
         o place Levitt at a competitive disadvantage if Levitt has more debt than its competitors; and
         o make Levitt more vulnerable in the event of a downturn in its business or in general economic conditions.

Levitt's ability to meet its debt service and other obligations, to refinance its indebtedness and to fund planned capital expenditures will depend upon future performance. Levitt is engaged in businesses that are substantially affected by changes in economic cycles. Levitt's revenues and earnings vary with the level of general economic activity in the markets it serves. Levitt's businesses are also affected by financial, political, business and other factors, many of which are beyond Levitt's control. The factors that affect Levitt's ability to generate cash can also affect its ability to raise additional funds for these purposes through the sale of equity securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect Levitt's ability to meet its debt service obligations, because borrowings under a significant portion of Levitt's debt instruments bear interest at floating rates.

Levitt's anticipated debt payment obligations for the 12 months beginning December 31, 2003 total $20.2 million. Levitt's business may not generate sufficient cash flow from operations, and future borrowings may not be available under its existing credit facilities or any other financing sources in an amount sufficient to enable Levitt to service its indebtedness or to fund its other liquidity needs. Levitt may need to refinance all or a portion of its debt on or before maturity, which it may not be able to do on favorable terms or at all.

The real estate industry is highly cyclical by nature and future market conditions are uncertain. Factors which adversely affect the real estate and homebuilding industries, many of which are beyond our control include:

         o        the availability and cost of financing,
         o        unfavorable interest rates and increases in inflation,
         o        overbuilding or decreases in demand,
         o changes in the general availability of land and competition for available land,
         o construction defects and warranty claims arising in the ordinary course of business, including mold related property damage and bodily injury claims and homeowner and homeowner association lawsuits,
         o        changes in national, regional and local economic conditions,
         o cost overruns, inclement weather, and labor and material shortages,
         o the impact of present or future environmental legislation, zoning laws and other regulations,
         o availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property, and
         o        increases in real estate taxes and other governmental fees.

In addition, Levitt currently develops and sells properties solely in Florida. Florida is subject to the risks of natural disasters such as hurricanes and tropical storms and subject to adverse changes in the economy in Florida.

BFC HOLDING COMPANY

The BFC Holding Company segment includes all of the operations and all of the assets that are owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. BFC owns and manages real estate, which includes the ownership of Burlington Manufacturers Outlet Center ("BMOC"), a shopping center in North Carolina and the unsold land at Center Port, an industrial office park developed in Florida. BFC also holds mortgage notes receivable that were received in connection with the sale of properties previously owned. The BFC Holding Company segment also includes overhead and interest expense. The interest expense relates to debts and other borrowings, primarily utilized for the acquisition of real estate and equity securities. Equity investments primarily include equity securities in the technology sectors and ownership interests in private limited partnerships. Subsidiaries of BFC are the managing general partners of the private limited partnerships and the partnerships' accounts are included in the consolidated financial statements of the Company.

BFC HOLDING COMPANY RISKS

As of December 31, 2003, approximately $6 million of indebtedness was outstanding at the BFC holding company level. The degree to which BFC is leveraged poses risks to BFC's operations, including the risk that BFC's cash flow will not be sufficient to service its outstanding debt, that BFC may not be able to obtain additional financing or refinancing and that BFC may be required to liquidate a portion of its assets. If BFC is forced to utilize all or most of its cash flow for the purpose of servicing debt, it will not be able to use those funds for other purposes. BFC's ability to meet its obligations is largely dependent on BankAtlantic Bancorp's ability to pay dividends to BFC. BankAtlantic Bancorp's ability to pay dividends is limited and is primarily dependent on receiving dividends from BankAtlantic, which in turn is largely determined based on BankAtlantic's net income and is subject to regulatory restrictions.

Additionally, Alan B. Levan, our Chairman of the Board of Directors and Chief Executive Officer and John E. Abdo, Vice Chairman of our Board of Directors beneficially own approximately 45% and 13% of the Class A Common Stock and 43% and 27% of the Class B Common Stock of BFC, respectively. As a consequence, Alan
B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote of BFC. Alan Levan's and John Abdo's control positions may have an adverse effect on the market price of our common stock.

EMPLOYEES

Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

The number of employees at the indicated dates was:

                        December 31, 2003            December 31, 2002
                      ---------------------         ---------------------
                      Full-           Part-         Full-           Part-
                      Time            Time          Time            Time
                      -----           -----         -----           -----
BFC                       7              1              7              1
BankAtlantic          1,301            204          1,134            219
Ryan Beck             1,011             31          1,215             40
Levitt                  353             34            221             28
                      -----            ---          -----            ---
Total                 2,672            270          2,577            288
                      =====            ===          =====            ===
COMPETITION

BankAtlantic is engaged in the banking and financial services industry, which is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated entities to compete with BankAtlantic. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions may have significantly greater resources, a wider geographic presence or greater accessibility. As consolidation continues among large banks, BankAtlantic expects additional smaller institutions to try to exploit our market. BankAtlantic faces substantial competition for both loans and deposits. Competition for loans comes principally from other banks, savings institutions and other lenders. This competition could decrease the number and size of loans that BankAtlantic makes and the interest rates and fees that it is receive on these loans.

BankAtlantic competes for deposits with banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds and mutual funds. These competitors may offer higher interest rates than BankAtlantic, which could decrease the deposits that BankAtlantic attracts or require BankAtlantic to increase its rates to attract new deposits. Increased competition for deposits could increase cost of funds and adversely affect BankAtlantic's ability to generate the funds necessary for its lending operations.

Ryan Beck is engaged in investment banking, securities brokerage and asset management activities all of which are extremely competitive businesses. Competitors include all of the member organizations of the New York Stock Exchange and NASD, banks, insurance companies, investment companies and financial consultants.

We are engaged in real estate activities both directly and through Levitt. The business of developing and selling residential properties and planned communities is highly competitive and fragmented. Levitt competes with numerous large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some competing builders have nationwide operations and substantially greater financial resources. Levitt's products must also compete with sales of existing homes and available rental housing. In connection with its leasing activities, the Company competes with other shopping centers and outlet centers for tenants.

REGULATION AND SUPERVISION

HOLDING COMPANIES

BFC and BankAtlantic Bancorp are both unitary savings and loan holding companies within the meaning of the Home Owners' Loan Act, as amended ("HOLA"). As such, both are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over BFC and BankAtlantic Bancorp, and our non-bank subsidiary, Ryan Beck. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.


HOLA prohibits a savings bank holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings institution, the OTS must consider the financial and managerial resources and future prospects of the company and savings institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.


As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that the Bank continues to satisfy the Qualified Thrift Lending ("QTL") test. See "Regulation of Federal Savings Banks - QTL Test" for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution that will be held as a separate subsidiary, we would become a multiple savings bank holding company and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company ("BHC") Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.


Transactions between the Bank, including any of the Bank's subsidiaries, and us or any of the Bank's affiliates, are subject to various conditions and limitations. See "Regulation of Federal Savings Banks - Transactions with Related Parties." The Bank must file a notice with the OTS prior to any declaration of the payment of dividends or other capital distributions to us. See "Regulation of Federal Savings Banks - Limitation on Capital Distributions."

FEDERAL SECURITIES LAWS

BFC's Class A Common Stock and Class B Common Stock are registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on us, the Bank, and our operations.

The following discussion is intended to be a summary of the material statutes and regulations applicable to savings banks, and it does not purport to be a comprehensive description of all such statutes and regulations.

REGULATION OF FEDERAL SAVINGS BANKS

BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or total capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

LOANS TO ONE BORROWER. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank's unimpaired capital and surplus. Additional loans or extensions of credit are permitted of up to 10% of unimpaired capital and surplus if they are fully secured by readily-marketable collateral. Such collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2003, the Bank's limit on loans to one borrower was $71.1 million. At December 31, 2003, the Bank's largest aggregate amount of loans to one borrower was $55.3 million and the second largest borrower had an aggregate loan balance of $47.1 million.

QTL TEST. HOLA requires a savings bank to meet a QTL test by maintaining at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2003, the Bank maintained 73.3% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

CAPITAL REQUIREMENTS. The OTS regulations require savings banks to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets and a core capital ratio (as defined under OTS regulations). For a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating, the minimum core capital ratio is 3%, and the minimum core capital ratio for any other depository institution is 4%, unless a higher capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings bank must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the U.S. Government or its agencies, to 100% for consumer and commercial loans, as assigned by the OTS capital regulations based on the risks OTS believes are inherent in the type of asset. On May 10, 2002, the OTS adopted amendments to its capital regulations which, among other matters, eliminated the interest rate risk component of the risk-based capital requirement. Pursuant to the amendment, the OTS will continue to monitor the interest rate risk management of individual institutions through the OTS requirements for interest rate risk management, the ability of the OTS to impose an individual minimum capital requirement on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, which provides guidance regarding the management of interest rate risk and the responsibility of boards of directors in that area.


The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2003 (dollars in thousands):



                                                                      Minimum Capital                     Well
                                            Actual                      Requirement                    Capitalized
                                    -----------------------        ----------------------           -------------------
                                      Amount        Ratio            Amount         Ratio            Amount      Ratio
                                     --------       -----           --------        -----           --------     ------
Tangible capital                     $379,505        8.52%          $ 66,802        1.50%           $ 66,802       1.50%
Core capital                          379,505        8.52            178,138        4.00             222,673       5.00
Total tier 1 risk-based capital       379,505       10.22            148,604        4.00             222,906       6.00
Total risk-based capital              447,967       12.06            297,208        8.00             371,509      10.00



As unitary savings bank holding companies neither the Company nor BankAtlantic Bancorp are currently subject to regulatory capital requirements, and it is not anticipated that we or BankAtlantic Bancorp will be required to meet holding company capital requirements in the foreseeable future.

LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon capital distributions by the Bank, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year plus the retained net income for the preceding two years, then the Bank must file an application for OTS approval of a proposed capital distribution. In addition, the OTS can prohibit a proposed capital distribution otherwise permissible under the regulation, if it has determined that the institution is in need of more than customary supervision or that a proposed distribution by an institution would constitute an unsafe or unsound practice. Furthermore, under the OTS Prompt Corrective Action Regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to satisfy its minimum capital requirements, as described above. See "Regulation - Regulation of Federal Savings Institutions - Prompt Corrective Regulatory Action".

LIQUIDITY. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's liquidity ratio at December 31, 2003 was 10.77%.

ASSESSMENTS. Savings institutions are required by OTS regulation to pay semi-annual assessments to the OTS to fund OTS operations. The regulations base the assessment for individual savings institutions on three components: the size of the institution on which the basic assessment is based; the institution's supervisory condition; and the complexity of the institution's operations. The Bank's assessment expense during the year ended December 31, 2003 was approximately $791,000.

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

TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with its "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are non-bank insured depository institutions and financial subsidiaries. The OTS regulations prohibit a savings bank (a) from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act") and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the Bank and also limits the aggregate amount of transactions with all affiliates to 20% of the Bank's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to nonaffiliated companies. On October 1, 2001, the Bank made a special dividend to BankAtlantic Bancorp of all the outstanding stock of Levitt, and Levitt thereupon became a subsidiary of BankAtlantic Bancorp instead of the Bank. As an "affiliate" of the Bank by virtue of BankAtlantic Bancorp's common ownership, transactions between the Bank and Levitt became subject to the regulations and statutes described above. In connection with the October 1, 2001 transaction, the OTS issued a "no action" letter which effectively grandfathered all then-outstanding loans, commitments and letters of credit from the Bank to Levitt ("Levitt Loans") and the Bank agreed that it would not engage in any covered transactions with any affiliates until the aggregate amount of all covered transactions, including the Levitt Loans, fell below 20% of the Bank's capital stock and surplus. BankAtlantic Bancorp spun-off Levitt to its stockholders on December 31, 2003; however, Levitt remains an affiliate of the Bank by virtue of BFC's control of both companies, and the Bank therefore continues to be subject to the above restrictions.

Effective April 1, 2003, the Federal Reserve Board (the "FRB") replaced the interpretations it has issued under Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W expands the definition of what constitutes an affiliate subject to Sections 23A and 23B.

Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which changed solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions became subject to Regulation W on April 1, 2003. The FRB expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

Section 402 of Sarbanes-Oxley prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, which are subject to the insider lending restrictions of Section 22(h) of the FRA.

The Bank's authority to extend credit to its directors, executive officers, and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's board of directors.

ENFORCEMENT. Under the Federal Deposit Insurance Act ("FDI Act"), the OTS has primary enforcement responsibility over savings banks and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that cause or are likely to cause a more than a minimal loss or other significant adverse effect on an insured savings bank. In addition, the FDIC has back-up authority to take enforcement action for unsafe and unsound practices.

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

REAL ESTATE LENDING STANDARDS. The OTS and the other federal banking agencies have adopted regulations prescribing standards for extensions of credit that (a) are secured by real estate or (b) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings bank to establish and maintain written internal real estate lending standards that are consistent with OTS guidelines and with safe and sound banking practices and which are appropriate to the size of the bank and the nature and scope of its real estate lending activities.

PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS Prompt Corrective Action Regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings institutions. For this purpose, a savings institution would be placed in one of five categories based on its capital. Generally, a savings institution is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. The most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. See "- Capital Requirements."

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

INSURANCE OF DEPOSIT ACCOUNTS. Savings banks are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by each bank. Under the risk-based assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period. The supervisory subgroup to which an institution is assigned is based upon a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. Both the BIF and SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. Increases in deposit insurance premiums could have an adverse effect on the Company's earnings.

The Deposit Insurance Funds Act of 1996 amended the FDIA Act to recapitalize the SAIF and expand the assessment base for the payments of Financing Corporation ("FICO") bonds. FICO bonds were sold by the federal government in order to finance the recapitalization of SAIF and BIF insurance funds. The recapitalization of the SAIF and BIF insurance funds was necessitated following payments made from these insurance funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's. The quarterly adjusted rate of assessment for FICO bonds is 0.0152% for both BIF- and SAIF-insured institutions.

PRIVACY AND SECURITY PROTECTION. The OTS has adopted regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act ("Gramm-Leach"). The regulations, which require each financial institution to adopt procedures to protect customers and customers' "non-public personal information," became effective November 13, 2000. The Bank has a privacy protection policy, which we believe complies with applicable regulations. In February 2001, the OTS and other federal banking agencies finalized guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program. The regulation became effective on July 1, 2001. These regulations have not had a material impact upon our operations.

INTERNET BANKING. Technological developments are dramatically altering the methods by which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted at various aspects of Internet Banking and have indicated their intention to re-evaluate their regulations to ensure they encourage bank efficiency and competitiveness consistent with safe and sound banking practices. There is no assurance that federal bank regulatory agencies will not adopt new regulations that will not materially affect or restrict the Bank's Internet operations.

INSURANCE ACTIVITIES. As a federal savings bank, the Bank is generally permitted to engage in certain insurance activities through subsidiaries. OTS regulations promulgated pursuant to Gramm-Leach prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulation also requires prior disclosure of this prohibition to potential insurance product or annuity customers.

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLB's composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2003 of $40.3 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLB of Atlanta paid dividends on the capital stock of $2.3 million during the year ended December 31, 2003. If dividends were reduced or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

FEDERAL RESERVE SYSTEM. The Bank is subject to provisions of the FRA and the FRB's regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $42.8 million and 10% of amounts over $42.8 million, subject to adjustment by the FRB. The FRB regulations currently exempt $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

ANTI-TERRORISM REGULATION. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") was signed into law on October 26, 2001, providing the federal government with new powers to address terrorist threats. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act enacted measures intended to encourage information-sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including the obligation to establish anti-money laundering programs that include, at a minimum, (i) internal policies, procedures and controls, (ii) a designated compliance officer, and employee training program and an independent audit function to test the program and (iii) implement procedures to verify customer identification upon the opening of new accounts and (iv) undertake heightened due diligence measures with respect to certain foreign accounts and relationships. Implementation of the USA Patriot Act did not have a material impact upon the financial condition or results of operations.

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

Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 2003, Ryan Beck was registered as a broker-dealer in 50 states and the District of Columbia. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of clients' funds and securities, capital structure of securities firms, record-keeping and reporting, fee arrangements, disclosure to clients and the conduct of directors, officers and employees.

Additionally, legislation, changes in rules promulgated by the SEC and self-regulatory authorities or changes in the interpretation or enforcement of existing laws and rules may directly affect the operations and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The profitability of broker-dealers could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

Securities held in custody by Pershing for Ryan Beck's customer accounts are protected to an unlimited amount. The Securities Investors Protection Corporation (SIPC) provides $500,000 of coverage, including $100,000 for claims for cash. Pershing provides the remaining coverage through a commercial insurer. The account protection applies when a SIPC member firm fails financially and is unable to meet obligations to securities customers, but it does not protect against losses from the rise and fall in the market value of investments.

Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Exchange Act. The net capital rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm's liquidation. At December 31, 2003, Ryan Beck was in compliance with all applicable capital requirements.

Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the SEC as a fully disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control of customer securities and customer reserve requirements and was in compliance with such provisions at December 31, 2003.

LEVITT

Levitt is subject to laws, ordinances and regulations of various federal, state and local governmental entities and agencies concerning, among other things, environmental matters; including the presence of hazardous or toxic substances; wetland preservation; health and safety; zoning, land use and other entitlements; building design; and density levels. In developing a project and building homes or apartments, Levitt may be required to obtain the approval of numerous governmental authorities regulating matters including installation of utility services such as gas, electric, water and waste disposal; the dedication of acreage for open space, parks and schools; permitted land uses; and the construction design, methods and materials used. These laws or regulations could, among other things, establish building moratoriums, limit the number of homes, apartments or commercial properties that may be built; change building codes and construction requirements affecting property under construction; increase the cost of development and construction; delay development and construction; and otherwise have a material adverse effect on the real estate industry in general and on Levitt's business, financial condition and results of operations, specifically. Several governmental authorities have also imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas, and many of these fees have increased significantly during recent years.

Levitt may not at times be in compliance with all regulatory requirements. If compliance with regulatory requirements are not met, Levitt may be subject to penalties or may be forced to incur significant expenses to cure any noncompliance.

Levitt considers the costs of compliance with environmental regulations to be part of the ordinary course of business, and such compliance has not had any material adverse effect on Levitt or the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"). On July 1, 2003, BankAtlantic Bancorp implemented, except for Levitt and its subsidiaries, the interpretation effective January 1, 2003. As a consequence of the implementation, BankAtlantic Bancorp's wholly owned statutory business trusts formed to issue trust preferred securities were deconsolidated and a real estate joint venture was consolidated. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which replaced FIN
46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The Company is required to adopt FIN 46R by the end of the first reporting period ending after March 15, 2004. The Company has completed its initial evaluation of FIN 46R, and has concluded that other than to the extent that BankAtlantic Bancorp was impacted by its prior implementation of FIN 46, the adoption of FIN 46R is not expected to have a material impact on the results of operations or financial condition.

In May 2003, the FASB issued Statement No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption, this Statement did not have a significant impact on the Company's financial statements. The Statement also required that mandatorily redeemable minority interests in finite-lived entities be classified as liabilities and reported at settlement value. The FASB deferred those requirements related to mandatorily redeemable minority interests in finite-lived entities indefinitely pending further FASB action. The Company's minority interest in finite-lived entities is not significant.

In December 2003, the FASB issued Statement No. 132, revised ("Employers' Disclosures about Pensions and Other Postretirement Benefits"). This revised Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company implemented the disclosure requirements of this statement as of December 31, 2003.

In December 2003, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 03-3 ("SOP"). The SOP addresses accounting for loans and debt securities acquired in purchase business combinations or purchased subsequent to origination. The SOP prohibits the creation of valuation allowances in the initial accounting of all loans acquired. The SOP does not apply to originated loans. The SOP limits the yield that may be accreted to the excess of the purchaser's estimate of undiscounted expected principal, interest and other cash flows over the purchaser's initial investment. The SOP requires excess contractual cash flows over cash flows expected to be collected to not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairments. The SOP is effective for loans and securities acquired in fiscal years beginning after December 15, 2004 with early adoption encouraged. BankAtlantic Bancorp's management is currently evaluating the requirements of the SOP concerning future loan acquisitions that are within the scope of the SOP.

ITEM 2. PROPERTIES

The principal and executive offices of the Company, BankAtlantic Bancorp, BankAtlantic, and Levitt are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida, 33304. Levitt occupies these offices pursuant to an agreement with BFC, which leases the property from BankAtlantic. BankAtlantic has purchased another property to be used as its executive offices, and it is expected that the Company and Levitt will also move to that building under a new lease in the fall of 2004.

The Company owns a shopping center known as the Burlington Manufacturers Outlet Center located in Burlington, North Carolina containing approximately 265,265 leaseable square feet. It is not utilized by the Company but is held by the Company as an investment.

Levitt's subsidiaries occupy administrative space in various locations in Florida under leases that expire at various dates through 2006.

In addition to its branches, BankAtlantic owns three buildings and leases four locations, which house its back office operations. The following table sets forth owned and leased branch offices at December 31, 2003:



                                     Miami-Dade          Broward          Palm Beach         Hillsborough
                                     ----------         ---------         ----------         ------------
Owned full-service branches                  4                 10                 26                  3
Leased full-service branches                 8                 12                  5                  5
                                     ---------          ---------          ---------          ---------

    Total full-service branches             12                 22                 31                  8
                                     =========          =========          =========          =========

  Lease expiration dates             2004-2012          2004-2009          2005-2009          2004-2008
                                     =========          =========          =========          =========


BankAtlantic also maintains two ground leases in Broward County one expiring in 2006 and the other expiring in 2072.

During 2002, BankAtlantic purchased a $14.3 million office facility to consolidate its headquarters and back office operations into a centralized facility. As of December 31, 2003, BankAtlantic had incurred approximately $3 million in renovation costs. The total estimated cost to renovate the facility is approximately $24.5 million, and the facility is expected to be completed in October 2004.

Ryan Beck's office space includes leased facilities in the following states with year of lease expiration:

                           Lease                  Number of
    Locations            Expiration                Offices
    ---------            -----------              ---------
California                      2009                  1
Connecticut              2004 - 2005                  3
Florida                  2004 - 2005                  3
Georgia                         2004                  1
Illinois                        2008                  1
Maryland                        2009                  1
Massachusetts            2004 - 2006                  3
Nevada                          2004                  1
New Jersey               2004 - 2012                  5
New York                 2004 - 2010                  9
Ohio                            2010                  1
Pennsylvania             2004 - 2011                  4
Virginia                        2007                  1
                                                    ---
                                                     34
                                                    ===

ITEM 3. LEGAL PROCEEDINGS

The following is a description of material lawsuits other than ordinary routine litigation incidental to the business to which the Company or a subsidiary is a party:

COMMERCE BANCORP, INC. V. BANKATLANTIC, CIVIL ACTION NO. 02CV 4774
(JBS)(D.N.J.)(CAMDEN). On October 3, 2002, Commerce Bancorp., Inc. ("Commerce") filed a complaint against BankAtlantic in the United States District Court for the District of New Jersey. The complaint, sought unspecified money damages and injunctive relief, and asserted that BankAtlantic infringed certain trademark rights allegedly owned by Commerce in the slogan "AMERICA'S MOST CONVENIENT BANK" by virtue of BankAtlantic's use of the slogan "FLORIDA'S MOST CONVENIENT BANK." Commerce also filed an amended complaint, which asserts additional claims for trademark infringement. In order to amicably resolve the litigation the parties entered into a Settlement Agreement dated January 20, 2004 settling the case in its entirety. Pursuant to the settlement, the action was dismissed with prejudice. No monetary payments were made by either party in connection with the settlement.

SCOTT TEICH V. RYAN BECK & CO., INC., CASE NO. 03-80138-CIV-MIDDLEBROOKS/ JOHNSON, UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF FLORIDA, WEST PALM BEACH, DIVISION. On January 30, 2003, a one-count purported class action complaint was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (Case No. CA-1114AF) by a former Gruntal employee seeking a declaratory judgment that Ryan Beck is liable for all pre-April 26, 2002 claims against Gruntal by former Gruntal retail customers and retail brokers, whether pending or to be filed in the future, not expressly assumed by Ryan Beck in its acquisition of certain of the assets of Gruntal. The complaint does not specify the amount of such claims. The complaint seeks to impose liability under the theory that either (1) Ryan Beck engaged in a DE FACTO merger with Gruntal, (2) Ryan Beck's brokerage business is a mere continuation of Gruntal's brokerage business, or (3) Ryan Beck is the beneficiary of a fraudulent transfer. Ryan Beck removed the case to federal court and subsequently filed a motion to dismiss the complaint on various grounds. The court issued an order staying this action until the resolution of the Gruntal bankruptcy proceedings.

OTHER GRUNTAL PROCEEDINGS. In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal. Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the transaction date. In these actions Ryan Beck is alleged to be "successor in interest" to Gruntal, which allegations Ryan Beck denies. In some instances the former Gruntal brokers against whom the claims relate are now employed by Ryan Beck and in other instances the brokers are not employed by Ryan Beck. Ryan Beck did not assume any of the liabilities associated with these actions in the Gruntal transaction. While Ryan Beck does not consider any individual action to be material, an adverse result in a number of these actions in the aggregate could adversely affect the Company's financial statements. In October 2002, Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws.

In the ordinary course of business, the Company and its subsidiaries are parties to other lawsuits as plaintiff or defendant involving its bank operations, lending, tax certificates, securities sales, brokerage and underwriting, acquisitions and real estate development activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Class A Common Stock and the Class B Common Stock have substantially identical terms except:

         o Each share of Class A Common Stock is entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. When the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. When the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%; and

         o Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

On May 5, 2003, BFC's Class A Common Stock began trading on the NASDAQ National Market under the symbol "BFCF". The Company's Class B Common Stock continues to trade on the OTC Bulletin Board under the symbol "BFCFB".

The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock as reported by the NASDAQ National Market, and the Class B Common Stock, as reported on the OTC Bulletin Board. The quotations for the Class B Common Stock reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. All prices have been adjusted to reflect the stock splits effected in the form of a 15%, 25% and 25% stock dividend, respectively, to holders of record on June 3, 2003, November 17, 2003 and February 20, 2004, respectively, payable in shares of the Company's Class A Common Stock for each share of the outstanding Class A and Class B Common Stock. Where appropriate, amounts throughout this report have been adjusted to reflect the stock splits.

                               Class a Common Stock         Class B Common Stock
                               --------------------         --------------------
Year          Quarter            High         Low             High         Low
----          -------            ----         ---             ----         ---
2002
            1st Quarter         $ 4.73       $2.81           $ 4.84       $2.81
            2nd Quatter         $ 4.95       $3.98           $ 4.84       $4.03
            3rd Quarter         $ 4.03       $2.81           $ 4.17       $2.78
            4th Quarter         $ 3.34       $2.64           $ 3.34       $2.81

2003
            1st Quarter         $ 3.62       $2.78           $ 3.34       $2.84
            2nd Quarter         $ 6.34       $2.84           $ 6.08       $3.06
            3rd Quarter         $ 8.29       $5.13           $ 7.61       $5.37
            4th Quarter         $12.79       $7.55           $12.80       $7.61

On March 23, 2004, there were approximately 1,420 record holders of the Class A Common Stock and 910 record holders of Class B Common Stock.

The last sale price during 2003 of the Company's Class A Common Stock as reported by the Nasdaq National Market was $11.15 per share. The last sale price during 2003 of the Company's Class B Common Stock as reported by the National Quotation Bureau was $10.92 per share.

There are no restrictions on the payment of cash dividends by BFC. BFC has never paid cash dividends.

As noted in Part I, Item I under "Business - Regulation and Supervision - Regulation of Federal Savings Bank Limitation on Capital Distributions" there are restrictions on the payment of dividends by BankAtlantic to BankAtlantic Bancorp and in certain circumstances on the payment of dividends by BankAtlantic Bancorp to its common shareholders, including BFC. The primary source of funds for payment by BankAtlantic Bancorp of dividends to BFC is currently dividend payments received by BankAtlantic Bancorp from BankAtlantic.

Levitt has indicated that it intends to evaluate the payment of cash dividends on its common stock based upon its results of operations, financial condition, cash requirements and prospects. There is no assurance that Levitt will declare any cash dividends in the foreseeable future. Levitt's ability to pay dividends is restricted by certain covenant restrictions contained in the indentures and loan agreements that govern the terms of its debt.

The following table lists all securities authorized for issuance under the Company's equity compensation plans.


                                                                                                       Number of Securities
                                                                                                     Remaining Available for
                                                                                                      Future Issuance Under
                                     Number of Securities to           Weighted-average             Equity Compensation Plans
                                     be Issued Upon Exercise           Exercise Price of              (Excluding Outstanding
Plan Category                        of Outstanding Options           Outstanding Options                    Options)
-------------                        -----------------------          -------------------           -------------------------
Equity compensation plans
  approved by security holders            5,410,604                       $  2.41                            525,534

Equity compensation plans
  not approved by security
  holders                                        --                            --                                 --
                                          ---------                       -------                            -------

Total                                     5,410,604                       $  2.41                            525,534
                                          =========                       =======                            =======



ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                      Selected Consolidated Financial Data
           (In thousands, except for per share, percentages and unit)



                                                                           For the Years Ended December 31,
                                                       --------------------------------------------------------------------------
INCOME STATEMENT                                         2003            2002            2001            2000             1999
                                                       ---------       ---------       ---------       ---------        ---------
Total interest income                                  $ 261,874       $ 304,700       $ 326,001       $ 328,896        $   1,529
Total interest expense                                   113,385         151,878         188,838         211,406            1,613
                                                       ---------       ---------       ---------       ---------        ---------
Net interest income (expense)                            148,489         152,822         137,163         117,490              (84)
(Recovery from) provision for loan losses                   (547)         14,077          16,905          29,132              300
                                                       ---------       ---------       ---------       ---------        ---------
Net interest income after (recovery from)
  provision for loan losses                              149,036         138,745         120,258          88,358             (384)
Securities activities, net                                (1,110)          8,578           7,124           2,856               --
Gains on sales of real estate
  developed for sale, net                                 79,269          48,133          35,040          23,584            1,391
Other non-interest income                                288,290         172,497          79,124         100,045           13,004
Impairment of goodwill                                        --              --           6,624              --               --
Non-interest expense                                     414,347         317,652         186,947         179,580            2,292
                                                       ---------       ---------       ---------       ---------        ---------

Income before income taxes,
   minority interest, discontinued
   operations, extraordinary items and cumulative
   effect of a change in accounting principle            101,138          50,301          47,975          35,263           11,719
Provision for income taxes                                44,166          17,993          25,260          17,642            4,293
Minority interest in income of
  consolidated subsidiaries                               51,093          38,294          18,379          14,655               --
                                                       ---------       ---------       ---------       ---------        ---------

Income (loss) before discontinued operations,
   extraordinary items and cumulative
   effect of a change in accounting principle              5,879          (5,986)          4,336           2,966            7,426
Discontinued operations, net of taxes                      1,143           2,536              --             669               --
Extraordinary items, net of taxes                             --          23,749              --              --               --
Cumulative effect of a change in accounting
   principle, net of taxes                                    --         (15,107)          1,138              --               --
                                                       ---------       ---------       ---------       ---------        ---------
Net income                                                 7,022           5,192           5,474           3,635            7,426
Amortization of goodwill, net of tax                          --              --             735             791              748
                                                       ---------       ---------       ---------       ---------        ---------
Net income adjusted to exclude goodwill
  Amortization                                         $   7,022       $   5,192       $   6,209       $   4,426        $   8,174
                                                       =========       =========       =========       =========        =========


                                                                                                (CONTINUED)


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                      Selected Consolidated Financial Data
           (In thousands, except for per share, percentages and unit)




                                                                           For the Years Ended December 31,
                                                       --------------------------------------------------------------------------
                                                         2003            2002            2001            2000             1999
                                                       ---------       ---------       ---------       ---------        ---------
COMMON SHARE DATA (D & E)
Basic earnings (loss) per share before
   discontinued operations, extraordinary
   items and cumulative effect of a change in
   accounting principle                                $    0.40       $   (0.42)      $    0.30       $    0.21        $    0.52
  Discontinued operations                                   0.08            0.18              --            0.05               --
  Extraordinary items                                         --            1.65              --              --               --
  Cumulative effect of a change in
  accounting principle                                        --           (1.05)           0.08              --               --
                                                       ---------       ---------       ---------       ---------        ---------
  Basic earnings per share                             $    0.48       $    0.36       $    0.38       $    0.26        $    0.52
                                                       ---------       ---------       ---------       ---------        ---------
Basic earnings per share from
  amortization of goodwill                                    --              --            0.05            0.06             0.05
                                                       ---------       ---------       ---------       ---------        ---------
Basic earnings per share adjusted to exclude
   goodwill amortization                               $    0.48       $    0.36       $    0.43       $    0.32        $    0.57
                                                       =========       =========       =========       =========        =========
Diluted earnings (loss) per share before
   discontinued operations, extraordinary
   items and cumulative effect of a change in
   accounting principle                                $    0.32       $   (0.43)      $    0.21       $    0.16        $    0.38
  Discontinued operations                                   0.07            0.17              --            0.04               --
  Extraordinary items                                         --            1.62              --              --               --
  Cumulative effect of a change in
  accounting principle                                        --           (1.03)           0.07              --               --
                                                       ---------       ---------       ---------       ---------        ---------
  Diluted earnings per share                                0.39            0.33            0.28            0.19             0.38
Diluted earnings per share from
  amortization of goodwill                                    --              --            0.04            0.04             0.04
                                                       ---------       ---------       ---------       ---------        ---------
Diluted earnings per share adjusted to
  exclude goodwill amortization                        $    0.39       $    0.33       $    0.32       $    0.23        $    0.42
                                                       =========       =========       =========       =========        =========
Basic weighted average of common
 shares outstanding (e)                                   14,604          14,370          14,298          14,298           14,298
Diluted weighted average of common
 shares outstanding (e)                                   16,660          14,370          15,764          15,312           15,845
Ratio of earnings to fixed charges (c)                      0.15           (0.23)           0.95           (0.14)            2.34
Dollar deficiency of earnings to fixed
 charges (c)                                                 987           1,421              68           1,586               --


                                                                                                             (CONTINUED)


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                      Selected Consolidated Financial Data
           (In thousands, except for per share, percentages and unit)



                                                                              December 31,
                                                 ------------------------------------------------------------------------
BALANCE SHEET (AT YEAR END)                          2003           2002           2001             2000          1999
                                                  ----------     ----------      ----------      ----------    ---------
Loans and leases, net (f)                         $3,611,612     $3,377,870      $2,776,624      $2,855,015    $   1,325
Securities                                           677,713      1,111,825       1,356,497       1,315,122        8,663
Total assets                                       5,135,444      5,415,933       4,665,359       4,654,954       96,745
Deposits                                           3,058,142      2,920,555       2,276,567       2,234,485           --
Securities sold under agreements to repurchase
  and other short term borrowings                    120,874        116,279         467,070         669,202           --
Other borrowings (g)                               1,209,571      1,686,613       1,326,264       1,351,881       18,253
Shareholders' equity                                  85,675         77,411          74,172          72,615       58,965
Book value per share (e)                                5.75           5.39            5.18            5.08         4.12
Return on average equity (a)                            8.63%          6.85%           7.44%           5.77%       12.61%
ASSET QUALITY RATIOS:
Non-performing assets, net of reserves
  as a percent of total loans,
  tax certificates and real estate owned                0.33%          0.79%           1.11%           0.89%          --
Loan loss allowance as a percent of
  non-performing loans                                490.46%        259.52%         122.60%         254.00%          --
Loan loss allowance as a percent of total loans         1.28%          1.43%           1.62%           1.66%          --
LEVITT DATA (B):
Consolidated margin on sales of real estate       $   73,627     $   48,133      $   31,455      $   21,293           --
Consolidated margin percentage                          26.0%          23.2%           22.0%           21.2%          --
Homes delivered                                        1,011            740             597             441           --
Backlog of homes (units)                               2,053            824             584             487           --
Backlog of homes (value)                          $   58,771     $  167,526      $  125,041      $   94,751           --
Core Communities acres sold                            1,337          1,715             253             145
CAPITAL RATIOS FOR BANKATLANTIC:
Total risk based capital                               12.06%         11.89%          12.90%          11.00%       13.30%
Tier I risk based capital                              10.22%         10.01%          11.65%           9.74%       12.04%
Leverage                                                8.52%          7.26%           8.02%           6.66%        7.71%


(a)      Computed using quarterly averages.
(b) Excludes joint ventures. Backlog includes all homes subject to sales contracts.
(c) The operations of Bancorp have been eliminated since there is a dividend restriction between BankAtlantic and Bancorp.
(d) While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.
(e) I.R.E. Realty Advisory Group, Inc. ("RAG") owns 2,869,141 shares of BFC's Class A Common Stock and 500,000 shares of BFC Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 1,304,024 shares of Class A Common Stock and 227,250 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share and book value per share.
(f) Includes $233,000, $0, $5,000 and $1.3 million of bankers acceptances in 2003, 2002, 2001 and 2000, respectively.
(g) Other borrowings consists of FHLB advances, subordinated debentures, notes and bonds payable and guaranteed preferred beneficial interests in Bancorp's junior subordinated debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BFC is a holding company with controlling interests in BankAtlantic Bancorp and Levitt. As the controlling shareholder of BankAtlantic Bancorp, BFC is a unitary savings bank holding company regulated by the OTS. The Company's primary activities currently relate to the operations of BankAtlantic Bancorp and Levitt.

BFC ownership in BankAtlantic Bancorp and Levitt is as follows:


                                                             Percent of        Percent
                                                                Total             of
                              Class a         Class B        Outstanding         Vote
                              -------         -------        -----------         ----
BankAtlantic Bancorp           15.3%           100.0%           22.2%           55.1%
Levitt                         15.3%           100.0%           22.2%           55.1%



Because BFC controls in excess of 50% of the vote of BankAtlantic Bancorp and Levitt, BankAtlantic Bancorp and Levitt are consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of BankAtlantic Bancorp's and Levitt's net income recognized by the Company

BankAtlantic Bancorp's principal assets include BankAtlantic and its subsidiaries and Ryan Beck and its subsidiaries. Levitt engages in real estate activities through Levitt and Sons, Core Communities, Levitt Commercial and two investments in real estate projects in Florida. Levitt also owns approximately 38% equity investment in Bluegreen, a New York Stock Exchange-listed company that acquires, develops, markets and sells vacation ownership interests in "drive-to" resorts and develops and sells residential home sites around golf courses or other amenities.

The following events have occurred during the past three years that have had a significant impact on the Company and upon its past and future results of operations:

         o On December 2, 2003, BankAtlantic Bancorp's Board of Directors authorized the spin-off of Levitt to the stockholders of BankAtlantic Bancorp by declaring a dividend of all of BankAtlantic Bancorp's shares of Levitt. Pursuant to the terms of the spin-off, BankAtlantic Bancorp's stockholders each received one share of Levitt Corporation Class A Common Stock for every four shares of BankAtlantic Bancorp Class A Common Stock owned, and one share of Levitt Corporation Class B Common Stock for every four shares of BankAtlantic Bancorp Class B Common Stock owned. The shares were distributed on December 31, 2003 to stockholders of record on December 18, 2003. As a consequence of the spin-off, BFC now has ownership positions in two New York Stock Exchange listed companies.

         o In August 2003, Ryan Beck sold its entire membership interest in The GMS Group, LLC ("GMS"). As a consequence of the GMS sale, the results of operations of GMS are presented as "Discontinued Operations" in the Consolidated Statements of Operations for all periods presented.

         o In April 2002, BankAtlantic embarked upon its "Florida's Most Convenient Bank" initiative to attract retail customers. This campaign includes seven-day branch banking and extended weekday hours, along with a 24/7 live customer service center, Totally Free Checking, free online banking, Totally Free Change Exchange coin counters, and dozens of additional product and service initiatives. While the initiatives have resulted in increased expenses, BankAtlantic believes the marketing campaign has contributed to significant new deposit account openings and growth in low cost deposits at the Bank.

         o In April 2002, Ryan Beck acquired certain of the assets and assumed certain liabilities of the former broker-dealer known as Gruntal & Co., LLC. Before this acquisition, Ryan Beck had 130 account executives located in 9 offices, principally in the New Jersey/New York metropolitan area and southeast Florida. This transaction added over 400 additional consultants and 25 new offices to Ryan Beck's operations. Ryan Beck currently has approximately 500 financial consultants in 34 offices and now has a substantial east coast presence, along with offices in the mid-west and west coast.

         o In April 2002, Levitt acquired 8.3 million shares of the outstanding common stock of Bluegreen for approximately $53.8 million. BankAtlantic Bancorp previously had acquired approximately 1.2 million shares of Bluegreen which Levitt acquired from BankAtlantic Bancorp in connection with the spin-off for $5.5 million evidenced by a promissory note and additional shares of Levitt (which were distributed in the spin-off). The investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize Levitt's interest in the earnings or losses of Bluegreen after the acquisition date. At December 31, 2003 and 2002, Levitt's investment in Bluegreen was approximately $70.9 million and $57.3 million, respectively. The 9.5 million shares of Bluegreen common stock that Levitt owns comprises approximately 38% of Bluegreen outstanding common stock as of December 31, 2003.

         o In March 2002, BankAtlantic acquired Community Savings Bancshares, Inc., the parent company of Community Savings, F.A. ("Community") and immediately merged Community into BankAtlantic. Community had its headquarters and branches in our South Florida market. Community had approximately $909 million in assets and $637 million in deposits on the date of the acquisition.

CONSOLIDATED RESULTS OF OPERATIONS

Net income increased to $7.0 million in 2003 from $5.2 million in 2002 and $5.5 million in 2001. Included in these totals is income from discontinued operations attributable to the GMS sale of $1.1 million and $2.5 million for the years 2003 and 2002, respectively. Additionally, in 2002, the Company realized an extraordinary gain of $23.7 million associated with the Gruntal transaction because the fair value of the assets acquired exceeded the purchase price. Also in 2002, the Company realized a loss of $15.1 million due to BankAtlantic Bancorp's initial implementation of FAS No. 142 concerning goodwill impairment. BankAtlantic Bancorp performed the required goodwill impairment test and determined that the goodwill assigned to the Ryan Beck subsidiary was impaired. BankAtlantic Bancorp performed its annual goodwill impairment test again in 2003 and concluded that no further goodwill impairment existed. In 2001, the Company realized a gain of $1.1 million due to the initial implementation of FAS No. 133 concerning BankAtlantic Bancorp's derivative instruments and hedging activities. BankAtlantic Bancorp had interest rate swap contracts for which it recorded a cumulative effect adjustment gain.

Income from continuing operations increased to $5.9 million in 2003 from a loss of $6.0 million in 2002 and income of $4.3 million in 2001. A reconciliation of the results of operations from each of the Company's primary business segments follows (in thousands):

                        INCOME FROM CONTINUING OPERATIONS


                                                     For the Years Ended December 31,
                                             ----------------------------------------------
                                               2003               2002               2001
                                             --------           --------           --------
BankAtlantic                                 $ 42,129           $ 45,109           $ 44,629

Ryan Beck                                       9,645             (2,448)            (1,317)

BankAtlantic Bancorp Parent Company           (13,177)           (23,511)           (20,782)

Levitt                                         26,820             19,512              7,522

BFC Holding Company                            (9,601)            (6,849)            (8,307)

Eliminations and adjustments                    1,156                495                970
                                             --------           --------           --------
Total segment net income                     $ 56,972           $ 32,308           $ 22,715

Minority interest in income of
   consolidated subsidiaries                   51,093             38,294             18,379
                                             --------           --------           --------
Income from continuing operations            $  5,879           $ (5,986)          $  4,336
                                             ========           ========           ========


A detailed discussion of the result of operations of each of these business segments follows.

BANKATLANTIC RESULTS OF OPERATIONS

SUMMARY

Since the beginning of 2002, BankAtlantic has opened 244,000 new checking and savings accounts, including over 34,000 in the fourth quarter of 2003. The fourth quarter of 2003 marked the eighth consecutive quarter of double-digit growth in new low cost checking and savings account openings. In 2003, new checking (DDA/NOW) and savings account openings were approximately 145,000, compared to 99,000 in 2002, an increase of 46%. Since January 1, 2002, total low cost deposits have increased from approximately $600 million to approximately $1.4 billion, an increase of 133%. Non-interest bearing demand deposits now constitute 21% of deposit funding, up from 16% last year. BankAtlantic expects these trends will continue as its advertising expenditures intensify, it creates other marketing programs and maintains commitment to customer service.

Subject to changes in the interest rate environment, BankAtlantic expects its net interest income to improve in 2004. During 2003, the net interest margin was negatively impacted by lower interest rates, resulting in prepayments and rapid premium amortization on mortgage-related assets. BankAtlantic was also impacted by fixed rate FHLB advances that prevented its cost of funds from decreasing as rapidly as its yield on assets. Late in 2003, BankAtlantic prepaid a portion of these fixed rate FHLB advances and incurred a prepayment penalty. Although this penalty decreased earnings in 2003, BankAtlantic prepaid these fixed rate advances with the expectation that it will lower its funding costs and improve net interest margin in future years.

BankAtlantic's credit quality has improved during the period. The ratio of non-performing loans to total loans declined to 0.25% at year-end. Net charge-offs for 2003 were only $1.1 million as compared to. $19.8 million for 2002, and the associated ratio of net charge-offs to average outstanding loans declined to 0.03% as compared to 0.57% for these respective years. In addition to lower loan charge-offs, in 2003, BankAtlantic was successful in recovering and collecting upon past charge-offs in its syndication loan and leasing portfolios. However, there is no assurance that BankAtlantic will have similar success in future years. BankAtlantic expects to experience a higher net charge-off ratio.

In addition, because of its emphasis on the origination and purchase of loans collateralized by real estate, BankAtlantic believes it has lower losses inherent in its loan portfolio; therefore, the ratio of the allowance for loan losses to total loans outstanding at December 31, 2003 decreased to 1.22% from 1.40% at December 31, 2002. This, combined with low net charge-offs, necessitated a negative provision for loan losses of $547,000 in 2003. BankAtlantic believes that its credit ratios reflect the improving credit quality of its loans. Although BankAtlantic does not foresee significant changes in the quality of its loan portfolio, it cautions that change in the local or national economy, or within certain industries, could have a dramatic impact on the performance of its loans.

BankAtlantic's non-interest income improved substantially during 2003 due in part to increased fees associated with the additional new deposit accounts opened during the year and fee income generated on $637 million of deposits acquired as part of the March 2002 acquisition of Community. BankAtlantic believes that it will continue to experience an increase in non-interest income during 2004 as BankAtlantic continues its FLORIDA'S MOST CONVENIENT BANK initiatives and expansion and renovation of its branch network.

BankAtlantic's non-interest expenses increased significantly during 2003 due primarily to the costs linked to its marketing initiatives, including the hiring of new employees to service customers and advertising expenditures to promote the campaign. BankAtlantic believes that these expenses will continue to increase during 2004 as BankAtlantic continues to implement the Florida's Most Convenient Bank initiatives. BankAtlantic believes that the potential future contribution to its profitability from branch network expansion and deposit strategies will justify these additional costs. Additionally, as discussed earlier, non-interest expense increased because BankAtlantic incurred $10.9 million in expenses associated with the prepayment of FHLB advances.

The following table is a condensed income statement summarizing the Bank's results of operations (in thousands):


                                                      For the Years Ended
                                                          December 31,                           Change           Change
                                        -------------------------------------------------        2003 vs.         2002 vs.
                                            2003             2002              2001               2002              2001
                                          ---------         ---------         ---------         ---------         ---------
Net interest income                       $ 154,100         $ 164,122         $ 153,722         $ (10,022)        $  10,400
Recovery from (provision for)
 loan losses                                    547           (14,077)          (16,905)           14,624             2,828
                                          ---------         ---------         ---------         ---------         ---------
Net interest income after recovery
from (provision for) loan losses            154,647           150,045           136,817             4,602            13,228
Non-interest income                          70,686            53,317            37,457            17,369            15,860
Non-interest expense                       (161,615)         (134,408)         (103,353)          (27,207)          (31,055)
                                          ---------         ---------         ---------         ---------         ---------
Income from continuing operations
  before income taxes                        63,718            68,954            70,921            (5,236)           (1,967)
Income taxes                                (21,589)          (23,845)          (26,292)            2,256             2,447
                                          ---------         ---------         ---------         ---------         ---------
Income from continuing operations         $  42,129         $  45,109         $  44,629         $  (2,980)        $     480
                                          =========         =========         =========         =========         =========


A discussion of each component of income and expense follows.

BANKATLANTIC'S NET INTEREST INCOME

The following table summarizes net interest income (dollars in thousands):


                                                                      For the Years Ended
                               ---------------------------------------------------------------------------------------------------
                                         December 31, 2003              December 31, 2002                  December 31, 2001
                               --------------------------------    -----------------------------    ------------------------------
                                 Average     Revenue/    Yield/     Average     Revenue/  Yield/     Average     Revenue/   Yield/
                                 Balance     Expense      Rate      Balance     Expense    Rate      Balance      Expense    Rate
                               ----------    --------     ----     ----------   --------   ----     ----------    --------   ----
INTEREST EARNING ASSETS
 Loans: (a)
 Residential real estate       $1,639,504    $ 78,535     4.79%    $1,429,022   $ 88,808   6.21%    $1,327,455    $ 94,199   7.10%

 Commercial real estate         1,610,707      94,193     5.85      1,500,744     96,836   6.45      1,112,026      95,114   8.55
 Consumer                         316,113      14,177     4.48        253,044     14,165   5.60        211,939      17,296   8.16
 Lease financing                   21,930       2,490    11.35         43,496      5,307  12.20         70,113       8,835  12.60
 Commercial business              107,371       6,126     5.71         99,852      5,935   5.94        187,131      14,482   7.74
 Small business                   161,245      11,973     7.43        146,468     11,565   7.90         98,405       9,811   9.97
                               ----------    --------     ----     ----------   --------   ----     ----------    --------   ----
Total loans                     3,856,870     207,494     5.38      3,472,626    222,616   6.41      3,007,069     239,737   7.97
                               ----------    --------     ----     ----------   --------   ----     ----------    --------   ----
Securities available
  for sale(b)                     559,562      27,265     4.87        727,347     42,406   5.83        858,145      52,813   6.15
                               ----------    --------     ----     ----------   --------   ----     ----------    --------   ----
Investment securities (c)         229,889      16,476     7.17        452,753     32,013   7.07        389,197      32,161   8.26
Federal funds sold                 16,499         166     1.01          3,929         57   1.45            564          21   3.72
                               ----------    --------     ----     ----------   --------   ----     ----------    --------   ----
Total investment securities       246,388      16,642     5.54        456,682     32,070   7.02        389,761      32,182   8.26
                               ----------    --------     ----     ----------   --------   ----     ----------    --------   ----
Total interest earning assets  $4,662,820    $251,401     5.39%    $4,656,655   $297,092   6.38%    $4,254,975    $324,732   7.63%
                               ----------    --------     ----     ----------   --------   ----     ----------    --------   ----

NON-INTEREST EARNING ASSETS
Total non-interest earning
  assets                          324,598                             316,085                          164,255
                               ----------                          ----------                       ----------
Total assets                   $4,987,418                          $4,972,740                       $4,419,230
                               ==========                          ==========                       ==========
INTEREST BEARING LIABILITIES
Deposits:
 Savings                       $  190,506    $    856     0.45%    $  140,961   $  1,362   0.97%       102,996    $  1,451   1.41%
 NOW, money funds
  and checking                  1,315,747      11,142     0.85      1,078,298     15,338   1.42        757,922      20,241   2.67
 Certificate accounts             882,736      24,191     2.74      1,230,013     46,077   3.75      1,182,094      63,976   5.41
                               ----------    --------     ----     ----------   --------   ----     ----------    --------   ----
Total interest
  bearing deposits              2,388,989      36,189     1.51      2,449,272     62,777   2.56      2,043,012      85,668   4.19
                               ----------    --------     ----     ----------   --------   ----     ----------    --------   ----
Securities sold
  under agreements to
  repurchase and federal
  funds Purchased                 285,284       3,089     1.08        400,376      6,845   1.71        604,311      24,870   4.12
Advances from FHLB              1,195,653      57,299     4.79      1,198,463     62,412   5.21      1,077,876      60,472   5.61
Subordinated debentures
 and notes payable                 35,457       1,917     5.41         14,805        936   6.32             --          --     --
                               ----------    --------     ----     ----------   --------   ----     ----------    --------   ----
Total interest bearing
 liabilities                    3,905,383      98,494     2.52      4,062,916    132,970   3.27      3,725,199     171,010   4.59
                               ----------    --------     ----     ----------   --------   ----     ----------    --------   ----
NON-INTEREST BEARING
 LIABILITIES
Demand deposit and
 escrow accounts                  551,866                             405,599                          285,760
  Other liabilities                55,261                              70,187                           55,383
                               ----------                          ----------                       ----------
  Total non-interest
   bearing liabilities            607,127                             475,786                          341,143
                               ----------                          ----------                       ----------
Stockholders' equity              474,908                             434,038                          352,888
                               ----------                          ----------                       ----------
Total liabilities
 and stockholders' Equity      $4,987,418                          $4,972,740                       $4,419,230
                               ==========                          ==========                       ==========
Net interest income/net
   interest spread                            152,907      2.87%                 164,122   3.11%                   153,722   3.04%
                                                           ====                            ====                              ====
Capitalized interest
 from real estate
 operations                                     1,193                                 --                                --
                                             --------                           --------                          --------
Net interest income                          $154,100                           $164,122                          $153,722
                                             ========                           ========                          ========

MARGIN
Interest income/interest
 earning assets                                            5.39                            6.38%                             7.63%
                                                           ====                            ====                              ====
Interest expense/interest
 earning assets                                            2.11                            2.86                              4.02
                                                           ====                            ====                              ====
Net interest margin                                        3.28%                           3.52%                              3.61%
                                                           ====                            ====                              ====



(a)      Includes non-accruing loans.
(b)      Average balances were based on amortized cost.
(c) Includes securities purchased under agreements to resell, tax certificates, mortgage-backed securities held to maturity and interest bearing deposits and trading securities.

The following table summarizes the changes in net interest income (in thousands):


                                                         Year Ended                                Year Ended
                                                      December 31, 2003                         December 31, 2002
                                                   Compared to Year Ended                     Compared to Year Ended
                                                      December 31, 2002                         December 31, 2001
                                         --------------------------------------       --------------------------------------
                                         Volume(a)        Rate           Total        Volume(a)        Rate          Total
                                         --------       --------       --------       --------       --------       --------
INCREASE (DECREASE) DUE TO:
Loans                                    $ 20,672       $(35,793)      $(15,121)      $ 29,845       $(46,966)      $(17,121)
Securities available for sale              (8,175)        (6,966)       (15,141)        (7,626)        (2,781)       (10,407)
Investment securities (b)                 (15,973)           436        (15,537)         4,494         (4,642)          (148)
Federal funds sold                            126            (17)           109             49            (13)            36
                                         --------       --------       --------       --------       --------       --------
Total earning assets                       (3,350)       (42,340)       (45,690)        26,762        (54,402)       (27,640)
                                         --------       --------       --------       --------       --------       --------
Deposits:
  Savings                                     223           (729)          (506)           367           (456)           (89)
  NOW, money funds, and checking            2,011         (6,207)        (4,196)         4,557         (9,460)        (4,903)
  Certificate accounts                     (9,517)       (12,369)       (21,886)         1,795        (19,694)       (17,899)
                                         --------       --------       --------       --------       --------       --------
Total deposits                             (7,283)       (19,305)       (26,588)         6,719        (29,610)       (22,891)
                                         --------       --------       --------       --------       --------       --------
Securities sold under agreements to        (1,247)        (2,508)        (3,755)        (3,487)       (14,538)       (18,025)
  repurchase
Advances from FHLB                           (135)        (4,978)        (5,113)         6,280         (4,340)         1,940
Subordinated debentures                     1,117           (136)           981            936             --            936
                                         --------       --------       --------       --------       --------       --------
                                             (265)        (7,622)        (7,887)         3,729        (18,878)       (15,149)
                                         --------       --------       --------       --------       --------       --------
Total interest bearing liabilities         (7,548)       (26,927)       (34,475)        10,448        (48,488)       (38,040)
                                         --------       --------       --------       --------       --------       --------
Change in net interest income
   before capitalized interest           $  4,198       $(15,413)      $(11,215)      $ 16,314       $ (5,914)      $ 10,400
                                         ========       ========       ========       ========       ========       ========



(a)      Changes attributable to rate/volume have been allocated to volume.
(b)      Average balances were based on amortized cost.


FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE SAME 2002 PERIOD

Net interest income decreased by $11.2 million, or 6%, from 2002. The decline reflects a substantial decrease in yields on earning assets partially offset by lower rates on interest bearing liabilities resulting in a 24 basis point decline in net interest margin. The net interest margin was negatively impacted by the historically low interest rates during 2003 and high rates associated with advances from the FHLB. The yield on the 10-year Treasury bond declined from approximately 5.5% in early 2002 to almost 3.0% in mid-2003. For most of 2002, the prime rate stood at 4.75%. The prime rate declined to 4.25% in November 2002 and declined again to 4.00% in June 2003. Short-term Libor and Treasury based indices also declined during this period, leading to less interest income earned on adjustable rate loans and investments. Additionally, this low interest rate environment resulted in accelerated prepayments of mortgage loans and mortgage-backed securities as homeowners took advantage of the refinancing opportunities. BankAtlantic experienced an accelerated amortization of premiums associated with some of these assets, and was faced with investing the proceeds from these repayments primarily in residential and commercial loans at lower yields.

Interest income on average loans declined as the significant decline in average loan yields was partially offset by an increase in average loan balances. The growth in balances resulted from the purchase and origination of commercial real estate, residential and home equity loans. During 2003, the Bank purchased $1.1 billion of residential loans and originated over $1.0 billion of commercial loans and $317 million of home equity loans. The net loan growth was funded primarily by the reduction in the average balances of BankAtlantic's securities portfolios.

Interest income on investment securities, short-term investments and securities available for sale declined primarily due to the accelerated repayment of high yielding securities due to the historically low interest rate environment.

As a consequence of lower average yields on earning assets and a slight increase in average earning asset balances, interest income decreased by $45.7 million.

Rates on interest bearing liabilities did not decline as rapidly as rates on interest earning assets because 30% of average interest bearing liabilities consist of long term advances from the FHLB that, either directly or indirectly via interest rate swaps, bear fixed interest rates. These advances were originated in order to fund the purchase of fixed rate residential loans. However, in September 2003 BankAtlantic repaid $185 million of these advances and in December 2003 BankAtlantic repaid an additional $140 million of these advances. The advances repaid had an average rate of 5.57%. Expenses of $10.9 million were recognized in connection with these prepayments and a $1.9 million loss was recognized on the termination of interest rate swap contracts.

The lower deposit rates reflect the historically low interest rate environment during 2003 as well as a change in BankAtlantic's deposit mix from higher rate certificate of deposit accounts to low cost deposits and insured money fund accounts. Low cost deposits are comprised of checking and savings accounts. In 2003, new checking (DDA/NOW) and savings account openings were approximately 145,000, compared to 99,000 in 2002, an increase of 46%. Balances in low cost deposits increased 35% for the year ended December 31, 2003, to $1.4 billion. Non-interest bearing demand deposits now constitute 21% of deposit funding, up from 16% last year. BankAtlantic believes that its growth in low cost deposits was primarily the result of its Florida's Most Convenient Bank initiatives.

Interest expense on short-term borrowings was substantially lower during 2003 due to lower average balances and average rates.

Interest expense on FHLB advances declined resulting from maturities and repayments of advances at higher rates than the advances outstanding.

Interest expense on long-term debt represents interest expense associated with mortgage-backed bonds acquired in connection with the Community acquisition and interest expense associated with $22 million of subordinated debentures issued in October 2002.

Capitalized interest during 2003 represents interest capitalized on qualifying assets associated with the Riverclub real estate joint venture. Upon the implementation of FIN 46, the Riverclub joint venture was consolidated effective January 1, 2003. During 2002, the Riverclub joint venture was accounted for on the equity method of accounting.

In total, the Bank's interest expense declined by $34.5 million primarily due to declining average rates and, secondarily, due to lower average balances on interest bearing liabilities.

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE SAME 2001 PERIOD

Net interest income increased by $10.4 million, or 7%, from 2001. The improvement reflects earning asset growth associated with the Community acquisition and the origination and purchase of real estate loans partially offset by a decline in the net interest margin. The net interest margin was negatively impacted by a substantial increase in non-earning assets primarily due to an increase in goodwill and branch-related assets as a result of the Community acquisition. The unfavorable impact on net interest income of the increase in non-earning assets was partially offset by a slight improvement in the net interest spread as interest bearing liabilities re-priced downward more rapidly than interest earning assets.

The growth in earning assets resulted from the addition of $709 million of earning assets from the Community acquisition, and a significant increase in fundings of commercial real estate, small business mortgage and home equity consumer loans. The above increases in earning assets were partially offset by lower average balances related to several discontinued or curtailed lines of business, including the lease finance business, indirect consumer loans, syndication commercial business loans, international loans to correspondent banks and certain small business loans.

The decline in securities available for sale average balances primarily resulted from accelerated repayments and the sale of mortgage-backed securities. The increase in investment securities average balances reflects increased tax certificate acquisitions during the period.

The increase in interest bearing deposits was primarily attributed to the Community acquisition. The substantial growth in non-interest bearing demand deposits primarily resulted from the Florida's Most Convenient Bank initiatives.

Average short-term borrowings were substantially lower during 2002. The decline was linked to an increase in deposits, FHLB advances, and subordinated debenture average balances. During October 2002, BankAtlantic issued $22 million of subordinated debentures. The proceeds of the debentures were used for general corporate purposes.


The net interest spread improved by 7 basis points from 2001, because the rates on interest bearing liabilities declined faster than the yields on earning assets. The significant decline in the yields on interest-earning assets and the rate associated with interest bearing liabilities was a direct result of the historically low interest rate environment during 2002. Contributing to the decline in deposit rates was a change in the deposit mix from time deposits to low cost savings, NOW, money funds and checking accounts. Contributing to the decline in average yields on interest-bearing assets was the refinancing of residential loans and mortgage-backed securities and the subsequent purchases of replacement assets at lower yields than the existing portfolio. Additionally, the rapid decline in interest rates caused a downward adjustment of yields on floating rate loans and securities.

As a consequence of the growth in average earning assets and interest bearing liabilities, interest income increased by $26.8 million and interest expense increased by $10.4 million. The lower rates paid on average interest bearing liabilities decreased interest expense by $48.5 million while the lower yields on interest-earning assets decreased interest income by $54.4 million.

BANKATLANTIC'S ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows (in thousands):


                                                                     For the Year Ended December 31,
                                            ------------------------------------------------------------------------------------
                                              2003               2002               2001               2000               1999
                                            --------           --------           --------           --------           --------
BALANCE, BEGINNING OF PERIOD                $ 48,022           $ 44,585           $ 47,000           $ 44,450           $ 37,950
CHARGE-OFFS:
Syndication loans                                 --             (8,013)            (7,235)            (3,659)                --
Commercial business loans                     (2,394)                --                 --                (24)               (87)
Commercial real estate loans                      --             (6,998)                --                 --               (211)
Small business                                (2,708)            (3,655)            (4,487)           (14,114)           (12,531)
Lease financing                               (3,700)            (7,069)           (10,340)            (3,930)            (1,217)
Consumer loans - direct                       (1,563)            (1,006)            (2,629)            (2,233)            (2,443)
Consumer loan - indirect                        (677)            (1,095)            (2,981)            (7,546)           (11,052)
Residential real estate loans                   (681)              (827)              (244)              (715)              (150)
                                            --------           --------           --------           --------           --------
TOTAL CHARGE-OFFS                            (11,723)           (28,663)           (27,916)           (32,221)           (27,691)
                                            --------           --------           --------           --------           --------
RECOVERIES:
Syndication loans                              3,133              1,274                 --                 --                 --
Commercial business loans                         95                 76                331                 94                185
Commercial real estate loans                       3                 20                 10                  8                205
Small business                                 2,637              2,268              2,623              1,240                188
Lease financing                                2,224              3,014              2,388                335                285
Consumer loans - direct                          622                477                769                645                739
Consumer loans - indirect                      1,137              1,419              2,252              3,211              1,931
Residential real estate loans                    726                331                223                106                 --
                                            --------           --------           --------           --------           --------
TOTAL RECOVERIES                              10,577              8,879              8,596              5,639              3,533
                                            --------           --------           --------           --------           --------
NET CHARGE-OFFS                               (1,146)           (19,784)           (19,320)           (26,582)           (24,158)
Provision for loan losses                       (547)            14,077             16,905             29,132             30,658
Allowance for loan losses acquired              (734)             9,144                 --                 --                 --
                                            --------           --------           --------           --------           --------
BALANCE, END OF PERIOD                      $ 45,595           $ 48,022           $ 44,585           $ 47,000           $ 44,450
                                            ========           ========           ========           ========           ========

The outstanding loan balances related to BankAtlantic's discontinued lines of business and the amount of allowance for loan losses ("ALL") assigned to each line of business was as follows (in thousands):



                                                                     As of December 31,
                             --------------------------------------------------------------------------------------------------
                                        2003                               2002                               2001
                             ---------------------------         --------------------------         ---------------------------
                                              Allocation                         Allocation                          Allocation
                              Amount            of ALL            Amount           of ALL            Amount             of ALL
                             --------         ----------         --------        ----------          --------        ----------
Lease finance                $ 14,442          $  3,425          $ 31,279          $  7,396          $ 54,969          $  8,639

Syndication loans               9,114               185            14,499               294            40,774             8,602

Small business (1)              9,569               873            17,297             2,143            32,123             4,105

Consumer - indirect             2,402                70             8,105               457            25,400             1,247
                             --------          --------          --------          --------          --------          --------
                             $ 35,527          $  4,553          $ 71,180          $ 10,290          $153,266          $ 22,593
                             ========          ========          ========          ========          ========          ========


(1)      Small business loans originated before January 1, 2000.

During prior periods BankAtlantic discontinued the origination of syndication, lease financings and indirect consumer loans and made major modifications to the underwriting process for small business loans (collectively, "discontinued lines of business"). The loans associated with the discontinued lines of business gave rise to a significant portion of BankAtlantic's net charge-offs in prior periods. As the portfolios of these discontinued lines of business declined, BankAtlantic's provision for loan losses and the related allowance for loan losses also declined.

The provision for loan losses declined in each of the years in the three-year period ended December 31, 2003. During 1999 and 2000, BankAtlantic significantly increased its allowance for loan losses and provision for loan losses to reflect losses experienced in its indirect consumer and small business lending activities. During 2001, BankAtlantic significantly increased the allowance and provision associated with losses experienced in lease financing and syndication lending activities. During 2002 and 2003, BankAtlantic's allowance and provision were reduced due to a change in its underwriting and credit management polices that began in 2000. BankAtlantic discontinued the origination of loans with high historical loss experiences and focused its loan production on collateral based loans that have historically had lower loss experiences than its discontinued lines of business. Additionally, during 2003, BankAtlantic's loan loss provision was favorably impacted by significant recoveries from its discontinued lines of business. The majority of these recoveries were from bankruptcy settlements associated with syndication loans charged-off in prior periods.

The Bank experienced a significant improvement in net charge-offs during 2003 compared to the net charge-offs experienced during 2002 and 2001. This improvement resulted from lower discontinued lines of business net charge-offs during 2003 compared to prior periods. Additionally, included in commercial real estate charge-offs during 2002 was a $3.5 million partial charge-off of a commercial real estate construction loan and a $3.4 million partial charge-off of a commercial loan in the hospitality industry. The commercial real estate construction loan was transferred to real estate owned during 2002 and was sold in 2003. The commercial loan collateralized by real estate in the hospitality industry was sold at book value to an unrelated third party. During 2003, there were no commercial real estate loan charge-offs; however, the Bank recognized a $2.4 million partial charge-off of a commercial business loan.

"Allowance for loan losses acquired" and "adjustments to the allowance for loan losses acquired" represent the loan loss allowance acquired in connection with the Community acquisition.

The table below presents the allocation of the allowance for loan losses by various loan classifications ("ALL by category"), the percent of allowance to each loan category ("ALL to gross loans in each category") and sets forth the percentage of loans in each category to gross loans excluding banker's acceptances ("Loans by category to gross loans"). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance indicates future charge-off amounts or trends (dollars in thousands):



                                December 31, 2003              December 31, 2002                      December 31, 2001
                       ------------------------------  --------------------------------       ----------------------------------
                                    ALL        Loans                  ALL         Loans                       ALL        Loans
                                  to Gross      by                  to Gross       by                       to Gross       by
                          ALL       Loans    Category    ALL         Loans      Category        ALL          Loans      Category
                          by       in Each   to Gross     by        in Each     to Gross        by          in Each      to Gross
                       Category   Category     Loans   Category     Category      Loans       Category      Category      Loans
                       --------   --------   --------  --------     --------    --------      ---------     --------    ----------
Commercial business     $ 1,715     1.87%      2.08%    $ 1,437       1.75%        2.09%       $ 1,563         2.02%       2.38%
Syndications                185     2.03       0.21         294       2.03         0.37          8,602        21.10        1.25
Commercial real
estate                   24,005     0.99      54.97      21,124       1.07        50.16         13,682         0.83       50.45
Small business            3,173     1.87       3.83       5,006       3.11         4.09          5,178         5.06        3.14
Lease financing           3,425    23.72       0.33       7,396      23.65         0.79          8,639        15.72        1.69
Residential real
estate                    2,111     0.16      30.48       2,512       0.18        35.01          1,304         0.12       34.31
Consumer - direct         3,900     1.10       8.05       3,239       1.13         7.28          2,064         1.07        5.91
Consumer                     --
indirect                     70     2.91       0.05         457       5.64         0.21          1,247         4.91        0.78
                        -------                         -------                                -------
Total assigned           38,584                          41,465                                 42,279
Unassigned                7,011      N/A        N/A       6,557        N/A          N/A          2,306          N/A         N/A
                        -------              ------     -------                  ------        -------                   ------
                        $45,595     1.03%    100.00%    $48,022       1.22%      100.00%       $44,585         1.37%     100.00%
                        =======              ======     =======                  ======        =======                   ======



                                           December 31, 2000                                      December 31, 1999
                             ---------------------------------------------          ---------------------------------------------
                                                   ALL              Loans                                 ALL             Loans
                                                 to Gross            by                                 to Gross            by
                               ALL                 Loans          Category            ALL                Loans           Category
                                by                in Each         to Gross             by               in Each          to Gross
                             Category            Category           Loans           Category            Category           Loans
                             -------             --------         --------          --------            --------            ----
Commercial business          $ 1,502               1.00%             4.64%           $ 2,004              1.85%             3.60%
Syndications                   8,480              10.60              2.46              2,651              2.01              4.41
Commercial real
estate                        10,072               0.77             40.25              8,118              0.86             31.44
Small business                10,750              11.01              3.01             13,278             11.48              3.84
Lease financing                2,879               3.79              2.34              2,131              4.91              1.45
Residential real
estate                         1,540               0.12             40.52              1,912              0.14             47.00
Consumer - direct              2,989               1.89              4.86              2,294              1.89              4.05
Consumer -
indirect                       5,388               8.62              1.92              7,758              6.18              4.21
                             -------                                                 -------
Total assigned                43,600                                                  40,146
Unassigned                     3,400                N/A               N/A              4,304               N/A              N/A
                             -------                               ------            -------                              ------
                             $47,000               1.45%           100.00%           $44,450              1.48            100.00%
                             =======                               ======            =======                              ======


The assigned portion of the allowance for loan losses primarily related to commercial real estate at December 31, 2003 and 2002 and from discontinued lines of business in prior periods. The allowance for commercial real estate loans increased from $8.1 million at December 31, 1999 to $24.0 million at December 31, 2003. This increase primarily reflects portfolio growth associated with high balance loans and additional reserves associated with loans to the hospitality industry. This industry component of BankAtlantic's loan portfolio was significantly affected by the tourism decline in Florida during 2002 and 2003.

At December 31, 2003, BankAtlantic's commercial real estate portfolio included large lending relationships, including 22 relationships with unaffiliated borrowers involving individual lending commitments in excess of $30 million with an aggregate outstanding balance of $555 million. The remaining change in the assigned portion of BankAtlantic's allowance for loan losses during the five year period ended December 31, 2003 resulted from the increase and subsequent decreases in its discontinued lines of business reserves. The decline in BankAtlantic's discontinued line of business reserves primarily reflects lower portfolio balances.

The key factor in the calculation of the assigned portion of the allowance for loan losses is BankAtlantic's historical loss experience obtained through statistical analysis of charge-off trends and reserves assigned to loans individually evaluated for impairment.

The unassigned portion of the allowance for loan losses addresses certain individual industry conditions, general economic conditions and geographic concentration. In periods prior to December 31, 2002, BankAtlantic established an unassigned allowance based on its view of near term economic conditions and their potential effect upon loan losses within select segments of the loan portfolio. Since December 31, 2002, management has included the entire loan portfolio in its analysis due to uncertainty surrounding economic conditions and a higher concentration of lending in new geographical areas in Florida. The uncertain economic conditions relate to the tourism industry and the luxury residential housing market and the potential effect of both industries on the entire loan portfolio. The tourism industry is the largest industry in Florida. Additionally, BankAtlantic expanded the geographical area in which it originates commercial real estate loans by hiring experienced lending personnel in these markets and originating loans in central and northern Florida. The loans originated outside the primary markets may have substantially different loss experiences than BankAtlantic's loans secured by collateral in South Florida. Loans originated in commercial lending branch offices outside of South Florida amounted to $446 million at December 31, 2003.

NON-PERFORMING ASSETS AND POTENTIAL PROBLEM LOANS (dollars in thousands):


                                                                                  December 31,
                                                  ------------------------------------------------------------------------------
                                                     2003            2002             2001             2000            1999
                                                  -----------     -----------      -----------      -----------      -----------
NONPERFORMING ASSETS
NON-ACCRUAL
Tax certificates                                  $       894     $     1,419      $     1,727      $     2,491      $     2,258
Residential                                             8,489          12,773            9,203           11,229           15,214
Syndication                                                --              --           10,700               --               --
Commercial real estate and business                        52           1,474           13,066            1,705            6,097
Small business                                            155             239              905            2,532            4,427
Lease financing                                            25           3,900            2,585            1,515            1,201
Consumer                                                  794             532              796            1,944            5,705
                                                  -----------     -----------      -----------      -----------      -----------
                                                       10,409          20,337           38,982           21,416           34,902
REPOSSESSED (1)
Residential real estate owned                           1,474           1,304            2,033            2,562            1,929
Commercial real estate owned                              948           8,303            1,871            1,937            2,022
Consumer                                                   --               4               17               95              867
Lease financing                                            --              --               --            1,647              386
                                                  -----------     -----------      -----------      -----------      -----------
                                                        2,422           9,611            3,921            6,241            5,204
                                                  -----------     -----------      -----------      -----------      -----------
TOTAL NON-PERFORMING ASSETS                            12,831          29,948           42,903           27,657           40,106
Specific valuation allowances                              --          (1,386)          (9,936)            (819)            (350)
                                                  -----------     -----------      -----------      -----------      -----------
TOTAL NON-PERFORMING ASSETS, NET                  $    12,831     $    28,562      $    32,967      $    26,838      $    39,756
                                                  ===========     ===========      ===========      ===========      ===========
Total nonperforming assets as a percentage of:
  Total assets                                           0.27%           0.55%            0.92%            0.60%            0.96%
                                                  ===========     ===========      ===========      ===========      ===========
  Loans, tax certificates and net real
     estate owned                                        0.33%           0.83%            1.45%            0.91%            1.42%
                                                  ===========     ===========      ===========      ===========      ===========
TOTAL ASSETS                                      $ 4,831,549     $ 5,421,011      $ 4,654,486      $ 4,617,300      $ 4,159,901
                                                  ===========     ===========      ===========      ===========      ===========
TOTAL LOANS, TAX CERTIFICATES AND NET
  REAL ESTATE OWNED                               $ 3,927,946     $ 3,626,210      $ 2,968,341      $ 3,029,592      $ 2,831,189
                                                  ===========     ===========      ===========      ===========      ===========
Allowance for loan losses                         $    45,595     $    48,022      $    44,585      $    47,000      $    44,450
                                                  ===========     ===========      ===========      ===========      ===========
Total tax certificates                            $   193,776     $   195,947      $   145,598      $   124,289      $    93,080
                                                  ===========     ===========      ===========      ===========      ===========
Allowance for tax certificate losses              $     2,870     $     1,873      $     1,521      $     1,937      $     1,504
                                                  ===========     ===========      ===========      ===========      ===========

OTHER POTENTIAL PROBLEM LOANS
CONTRACTUALLY PAST DUE 90
  DAYS OR MORE
Commercial real estate and business (2)           $       135     $       100      $        --      $     7,086      $       410
                                                  -----------     -----------      -----------      -----------      -----------
                                                          135             100               --            7,086              410
PERFORMING IMPAIRED LOANS, NET OF
   SPECIFIC ALLOWANCES
Performing impaired loans                                 180              --               --           15,001               --
RESTRUCTURED LOANS
Commercial real estate and business                     1,387           1,882              743               --               --
DELINQUENT RESIDENTIAL LOANS PURCHASED                  1,288           1,464            1,705            5,389           10,447
                                                  -----------     -----------      -----------      -----------      -----------
TOTAL POTENTIAL PROBLEM LOANS                     $     2,990     $     3,446      $     2,448      $    27,476      $    10,857
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

BankAtlantic's non-performing assets, net of reserves, decreased by $15.7 million to $12.8 million at December 31, 2003 compared to $28.6 million at December 31, 2002. Non-accrual assets decreased by $9.95 million and repossessed assets decreased by $7.2 million. The decrease in repossessed assets primarily resulted from the $6.5 million sale of a commercial construction property which was included in repossessed assets in 2002 at a value of $7.3 million. This property was written down by $0.8 million during 2003. The decrease in non-accrual assets resulted from lower non-performing leases in the lease-financing portfolio as a result of a settlement of a significant non-performing lease in the aviation industry and lower non-performing residential loans.

Potential problem assets were $3.0 million at December 31, 2003 compared to $3.4 million at December 31, 2002.

BANKATLANTIC'S NON- INTEREST INCOME

The following table summarizes the changes in non-interest income (in thousands):


                                                  For the Years Ended December 31,                  Change             Change
                                            ---------------------------------------------           2003 vs.           2002 vs.
                                              2003               2002             2001               2002                2001
                                            --------           --------          --------          --------           --------
Other service charges and fees              $ 19,318           $ 14,087          $ 14,731          $  5,231           $   (644)
Service charges on deposits                   40,569             26,479            16,372            14,090             10,107
Income from real estate operations             5,642              1,293                --             4,349              1,293
Gains on sales of loans, net                     122              1,840                60            (1,718)             1,780
Securities activities, net                    (1,957)             4,741               468            (6,698)             4,273
Other                                          6,992              4,877             5,826             2,115               (949)
                                            --------           --------          --------          --------           --------
    Non-interest income                     $ 70,686           $ 53,317          $ 37,457          $ 17,369           $ 15,860
                                            ========           ========          ========          ========           ========


Other service charges and fees increased 37% during 2003 compared to 2002. The additional fee income reflects the opening of 244,000 new deposit accounts since January 2002 that is directly associated with the Florida's Most Convenient Bank campaign and higher loan fees. New ATM and check cards are linked to the new checking and savings accounts and result in increases in interchange fees, annual fees and foreign transaction fees. Also in 2003, check card income was favorably impacted by card conversion fees received from MasterCard in consideration for converting customer check cards from Visa.

The increased loan fee income in 2003 primarily resulted from higher prepayment penalties associated with commercial loans. During 2003, BankAtlantic experienced a significant increase in prepayment penalties assessed on borrowers refinancing commercial loans in response to historically low interest rates

In 2002, compared to 2001, the decline in other service charges and fees resulted from an 18% decrease in ATM fee income and a decline in late fee income. The decline in ATM fee income resulted from the removal of ATM machines from retail outlets, gas stations and convenience stores. The decline in late fee income was attributed to lower collections of late fees assessed in BankAtlantic's consumer and leasing portfolios in proportion to declines in outstanding balances resulting from discontinued product lines. The above declines in fee income were partially offset by higher fees earned on check cards which were linked to the significant increase in transaction accounts since commencing the Florida's Most Convenient Bank initiative.

Revenues from service charges on deposits increased by 53% in 2003 and by 62% in 2002. The increase in service charge revenues primarily resulted from a higher volume of overdrafts, which increased 74% in 2003 and 116% in 2002. This substantial increase in overdraft fee income primarily resulted from an increase in the number of checking accounts attributed to high performance checking products and the Florida's Most Convenient Bank initiatives. The above increase in service charge income was partially offset by a 3% decline in monthly checking account fee income in 2003 as BankAtlantic discontinued the promotion of fee-based checking products. In 2002, monthly checking account fee income declined 17%.

Income from real estate operations in 2003 represents revenues from the Riverclub joint venture. This is a 50% owned real estate joint venture acquired in connection with the Bank's purchase of Community in March 2002. This development of single-family homes, condominium units and duplexes is located on 117 acres of land in Florida. During the year, the Riverclub joint venture closed on the sale of 26 units. Prior to 2003, this joint venture was accounted for as an unconsolidated subsidiary, and the income from real estate operations represented the Bank's equity in the undistributed earnings of Riverclub. During 2002, there were 11 closings on the sale of units.

During 2002, the Bank had a gain on the sale of a commercial loan of $2.1 million. The gain was partially offset by losses on the sale of CRA loans. In 2003, the Bank had a small gain on the sale of residential loans.

Losses on securities in 2003 are primarily due to the termination of interest rate swaps. The swaps had a total notional amount of $75 million and were settled at a loss of $1.9 million as part of a strategy to prepay FHLB advances with a view to improving the net interest margin in future periods. In 2002, gains on securities activities resulted from the sale of $152 million of mortgage-backed securities and $9.4 million of corporate bonds for gains. The securities were sold to reposition the portfolio in response to the significant decline in interest rates.

Other income during 2003 was favorably impacted by the expansion of BankAtlantic's branch brokerage business unit which earned $1.4 million in commissions versus $342,000 in commissions in 2002. Other income was also favorably impacted by higher miscellaneous customer fees such as wire fees, research charges and cash management services associated with the substantial increase in the number of customer accounts.

The decline in other income during 2002, compared to 2001, was primarily due to a $1.6 million gain realized on the sale of in-store branches during 2001, compared to a $384,000 gain during 2002. The exiting of in-store branches was part of a bank-wide program to review all lines of business with a view towards improving overall earnings. BankAtlantic also sold or disposed of branch facilities and equipment for a $328,000 loss during 2002 compared to a $386,000 gain during 2001. Additionally in 2002, a $264,000 loss was recognized from the sale of residential loan servicing acquired in connection with the Community acquisition.

BANKATLANTIC'S NON- INTEREST EXPENSE

The following table summarizes the changes in non-interest expense (in thousands):



                                                           For the Years Ended December 31,          Change         Change
                                                       --------------------------------------       2003 vs.        2002 vs.
                                                         2003           2002           2001           2002            2001
                                                       --------       --------       --------       --------        --------
Employee compensation and benefits                     $ 79,492       $ 65,130       $ 49,231       $ 14,362        $ 15,899
Occupancy and equipment                                  27,329         29,852         25,852         (2,523)          4,000
Advertising and promotion                                 9,434          7,470          3,771          1,964           3,699
Restructuring charges and impairment write-downs            257          1,007            331           (750)            676
Amortization of intangible assets                         1,772          1,360             --            412           1,360
Acquisition related charges                                  --            864             --           (864)            864
Professional fees                                         4,390          2,723          4,916          1,667          (2,193)
Cost associated with debt redemption                     10,895             --             --         10,895              --
Other                                                    28,046         26,002         19,252          2,044           6,750
                                                       --------       --------       --------       --------        --------
  Non-interest expense                                 $161,615       $134,408       $103,353       $ 27,207        $ 31,055
                                                       ========       ========       ========       ========        ========


Compensation and benefit expenses increased 22% in 2003. In addition to standard annual employee salary increases, the growth in this expense category primarily resulted from:

         o AN INCREASE IN THE NUMBER OF EMPLOYEES RESULTING FROM FLORIDA'S MOST CONVENIENT BANK INITIATIVES. The number of full time equivalent Bank employees increased to 1,403 at year-end 2003 versus 1,244 at year-end 2002 and 873 at year-end 2001. In 2002, 172 employees were added as a result of the Community acquisition. The remaining personnel growth during the past two years was primarily related to the additional personnel required to implement the Bank's commitment to provide high service levels to the increased number of Bank customers resulting from the Florida's Most Convenient Bank campaign.

         o THE HIGHER COST OF EMPLOYEE BENEFITS. In addition to the increase in the number of employees in 2003, the cost of the regular benefit programs also increased. In addition, BankAtlantic experienced higher health insurance costs and higher pension expenses associated with BankAtlantic's defined benefit plan.

         o        THE IMPLEMENTATION OF AN EMPLOYEE PROFIT SHARING PLAN IN 2003.
                  Approximately $3.6 million in bonuses were paid in 2003 to employees of the Bank for exceeding targeted performance goals.

In 2003, occupancy and equipment expenses decreased 8%. This decline primarily resulted from lower data processing costs and depreciation expense. Lower data processing expenses resulted from the renewal of a vendor contract by BankAtlantic at significantly lower rates than experienced during the prior period. The decrease in depreciation expense reflects $1.9 million of accelerated depreciation expense during 2002, most of which was associated with a reduction in the estimated life of BankAtlantic's on-line banking platform as BankAtlantic upgraded the technology.

The increase in occupancy and equipment expenses during 2002 compared to 2001 reflects the accelerated depreciation expense. The remaining increase reflects upgrades in the data processing infrastructure and increases in occupancy costs due to building maintenance, repairs, real estate taxes and security guard services associated with an expanded branch network resulting from the Community acquisition and longer branch business hours due to the Florida's Most Convenient Bank campaign.

Advertising expenses during 2003 and 2002 reflect marketing initiatives to promote BankAtlantic's new "high performance" account products and the Florida's Most Convenient Bank initiatives. These promotions included an expanded direct mail campaign; a check card rewards program and periodic customer gifts and events associated with seven-day banking.

The 2003 impairment write-down resulted from the Bank's relocation of a branch, transferring the real estate associated with the closed branch to real estate held for sale and recognizing a $257,000 impairment loss. Restructuring charges and impairment write-downs during 2002 were the result of a plan to discontinue certain ATM relationships. These relationships were primarily with convenience stores and gas stations, which did not meet BankAtlantic's performance expectations and were unlikely to meet future profitability goals. As a consequence, the Bank realized an $801,000 restructuring charge and a $206,000 impairment write-down. The remaining ATM machines are primarily located in BankAtlantic's branch network, cruise ships, Native American reservation gaming facilities and other retail outlets.

Amortization of intangible assets consisted of the amortization of core deposit intangible assets acquired in connection with the Community acquisition. The core deposit intangible assets are being amortized over an estimated life of eight years.

Acquisition related charges and impairments during 2002 include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its branches that competed directly with two of the former Community branches.

The higher expenses for professional fees in 2003 compared to 2002 were primarily associated with legal fees incurred in connection with a lawsuit filed against BankAtlantic in October 2002 relating to our Florida's Most Convenient Bank initiative which has been settled without payments to either party. (See
Item 3. Legal Proceedings for a description of this lawsuit.)

Costs associated with debt redemption resulted from the prepayment penalties associated with the repayment of $325 million of FHLB advances. These high rate advances were prepaid with the expectation that it will improve BankAtlantic's net interest margin in future periods.

The increase in other expenses in 2003 primarily resulted from higher ATM interchange expenses, check loss charges, and higher general operating expenses. These increases in other expenses relate to a substantial increase in the number of deposit accounts and the related increase in transaction volume associated with Florida's Most Convenient Bank initiative. Expenses of the Riverclub joint venture as well as costs related to converting check cards from Visa to MasterCard are also reflected in 2003 results and contributed to higher other expenses.

The increase in other expenses during 2002, compared to 2001, related to several factors. During 2002, real estate owned ("REO") properties were written down by $1.5 million compared to $120,000 during 2001. The majority of the 2002 REO write down related to a residential construction loan that was transferred to real estate owned. Additionally, REO expenses increased by $700,000 during 2002 due to the operating costs associated with this REO property. Also, during 2002, only $120,000 of gains was recognized on the sales of REO property compared to net gains of $1.2 million during 2001. The remaining increase in other expenses resulted from increased check losses and higher operating expenses in connection with BankAtlantic's increased size.

RYAN BECK RESULTS OF OPERATIONS

SUMMARY

The integration of the assets that were acquired from Gruntal significantly increased Ryan Beck's distribution capabilities and revenues during the latter half of 2003. The increase to approximately 500 financial consultants has enabled the investment banking and trading lines of business to distribute their products to an increased client base of over 110,000 active clients. Continued improvement is expected as a result of improvements in the economy, further advancement in the equity markets, and renewed interest in both equity and fixed income products. However, there is no assurance that Ryan Beck will be successful in managing the expanded operations resulting from Ryan Beck's growth or that clients will remain with Ryan Beck.

The following table is a condensed income statement summarizing Ryan Beck's results of operations (in thousands):



                                                         For the Years Ended December 31,              Change          Change
                                                  -------------------------------------------         2003 vs.        2002 vs.
                                                    2003             2002             2001              2002            2001
                                                  ---------        ---------        ---------        ---------        ---------
NET INTEREST INCOME:
Interest on trading securities                    $  10,437        $   7,512        $   1,978        $   2,925        $   5,534
Interest expense                                     (1,283)          (1,444)            (517)             161             (927)
                                                  ---------        ---------        ---------        ---------        ---------
NET INTEREST INCOME                                   9,154            6,068            1,461            3,086            4,607
                                                  ---------        ---------        ---------        ---------        ---------
NON-INTEREST INCOME:
Principal transactions                               95,519           49,106           18,930           46,413           30,176
Investment banking                                   27,728           19,119           12,014            8,609            7,105
Commissions                                          85,176           62,924           12,761           22,252           50,163
Other                                                 2,516            2,696              978             (180)           1,718
                                                  ---------        ---------        ---------        ---------        ---------
    Non-interest income                             210,939          133,845           44,683           77,094           89,162
                                                  ---------        ---------        ---------        ---------        ---------
NON-INTEREST EXPENSE:
Employee compensation and benefits                  147,358          100,909           33,440           46,449           67,469
Occupancy and equipment                              12,707            9,344            3,287            3,363            6,057
Advertising and promotion                             3,291            2,977            1,515              314            1,462
Professional Fees                                    10,467            3,994            1,627            6,473            2,367
Communications                                       13,783           10,152            3,291            3,631            6,861
Floor broker and clearing fees                        9,227            8,192            2,796            1,035            5,396
Amortization of goodwill                                 --               --              440               --             (440)
Acquisition related charges and impairments              --            4,061               --           (4,061)           4,061
Other                                                 6,691            4,865            1,774            1,826            3,091
                                                  ---------        ---------        ---------        ---------        ---------
  Non-interest expense                              203,524          144,494           48,170           59,030           96,324
                                                  ---------        ---------        ---------        ---------        ---------
Income (loss) before income taxes                    16,569           (4,581)          (2,026)          21,150           (2,555)
Income taxes (benefit)                                6,924           (2,133)            (709)           9,057           (1,424)
                                                  ---------        ---------        ---------        ---------        ---------
  Income from continuing operations               $   9,645        $  (2,448)       $  (1,317)       $  12,093        $  (1,131)
                                                  =========        =========        =========        =========        =========


FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE SAME 2002 PERIOD

The improvement in income from continuing operations was primarily the result of the full year impact of increased revenue from Ryan Beck's additional financial consultants, as well as an improvement in investment banking revenue.

Investment banking revenue increased 45% from 2002. The improvement was largely attributable to the increased distribution capabilities discussed above along with an increase in the merger and acquisition and advisory business in 2003.

Net interest income increased 51% from 2002. The improvement in net interest income primarily resulted from the expansion of municipal bond trading and the associated spread between the interest on the municipal bonds and the financing costs incurred. Also included in interest income was Ryan Beck's participation in interest income associated with approximately $259 million of customer margin debit balances and fees earned in connection with approximately $1.3 billion in customer money market account balances. This improvement in net interest income was partially offset by the interest expense associated with a $5.0 million subordinated borrowing from BankAtlantic Bancorp, which was repaid in full on September 3, 2003, as well as an increased level of borrowings from Ryan Beck's clearing agent as a result of a higher volume of trading activity.

Principal transactions revenue increased 95% from 2002. The improvement in principal transactions revenue was primarily the result of additional financial consultants and trading personnel hired in connection with the Gruntal transaction in April 2002. The operating environment of the U.S. securities industry also improved during the second half of fiscal 2003.

Commission revenue increased 35% in 2003. The improvement was largely due to the additional financial consultants, as well as the improvement in equity and fixed income markets.

The increase in employee compensation and benefits of 46% from 2002 was primarily due to the additional personnel. It also correlates to an increase in compensation paid in the form of commission expense and discretionary bonuses based on Ryan Beck's increased revenues.

Occupancy and rent expenses have increased 36% from 2002. This increase was primarily due to the additional offices operated as a result of the Gruntal transaction.

Professional fees increased by 162% in 2003. The increase was primarily due to additional legal expense associated with the ongoing successor liability issues relating to the Gruntal transaction, as well as an NASD ruling against Ryan Beck in the amount of $2.7 million which resulted in a $1.7 million increase in professional fees. Additionally, broker registration fees were higher as a result of the additional financial consultants added as a result of the Gruntal transaction.

Acquisition-related charges during 2002 included branch closures, professional fees, and regulatory costs incurred in connection with the Gruntal transaction.

The increase in communications, floor broker and clearing fees and other expenses from 2002 related primarily to increased commission revenue and principal transactions revenue associated with the additional financial consultants.

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE SAME 2001 PERIOD

The increased losses primarily resulted from the Gruntal transaction. Included in the 2002 loss was $4.1 million of acquisition-related charges and impairments associated with the Gruntal transaction. The transaction resulted in significant differences between 2002 and 2001 revenue and expense line items. In addition, the transaction resulted in the addition of 32 branch offices, 125,000 customer accounts and $14.4 billion in customer assets.

Net interest income increased 315% from 2001. The improvement resulted from Ryan Beck's participation in interest income associated with approximately $255 million of customer margin debit balances and fees earned in connection with approximately $1.5 billion in customer money market account balances. This improvement in net interest income was partially offset by the interest expense associated with a $5.0 million subordinated borrowing from BankAtlantic Bancorp, as well as an increased level of borrowings from Ryan Beck's clearing agent as a result of a higher volume of trading activity.

Principal transaction revenue increased 159% from 2001. The improvement in principal transaction revenue was primarily the result of additional financial consultants and trading personnel. This increase was offset by losses on the sale of mutual fund securities as well as mark to market losses on those funds, which were associated with a deferred compensation plan acquired in connection with the Gruntal transaction.

Investment banking revenue increased 59% from 2001. The improvement was largely attributable to the increased distribution capabilities discussed above which allowed for an increased participation in underwritings and initial public offerings.

Commission revenue increased 393% from 2001. The improvement was largely due to the additional financial consultants.

The increase in employee compensation and benefits of 202% from 2001 was primarily due to the additional personnel.

Occupancy and rent expenses increased 184% from 2001. This increase was primarily due to the additional offices.

Advertising and promotion expenses increased 97% from 2001. This increase related to marketing to a larger geographic region as a result of the additional offices discussed above.

Acquisition-related charges during 2002 included branch closures, professional fees, and regulatory costs incurred in connection with the Gruntal transaction.

Professional fess increased from 2001, primarily as a result of the ongoing successor liability issues associated with the Gruntal transaction.

The increase in communications, floor broker and clearing fees and other expenses from 2001 related primarily to increased commission revenue and principal transactions revenue associated with the additional financial consultants.

BANKATLANTIC BANCORP PARENT COMPANY RESULTS OF OPERATIONS

The following table is a condensed income statement summarizing the BankAtlantic Bancorp parent company's results of operations (in thousands):

                                                                       For the Years
                                                                     Ended December 31,                   Change         Change
                                                         ----------------------------------------        2003 vs.       2002 vs.
                                                           2003            2002            2001            2002            2001
                                                         --------        --------        --------        --------        --------
NET INTEREST INCOME:
Interest and fees on loans                               $  1,488        $  1,416        $     21        $     72        $  1,395
Interest on short term investments                            234             329             208             (95)            121
Interest expense on junior subordinated debentures        (16,344)        (17,439)        (18,297)          1,095             858
                                                         --------        --------        --------        --------        --------
NET INTEREST INCOME                                       (14,622)        (15,694)        (18,068)          1,072           2,374
                                                         --------        --------        --------        --------        --------
NON-INTEREST INCOME:
Income from unconsolidated subsidiaries                       425              --              --             425              --
Gains on securities activities                                404           3,837           6,656          (3,433)         (2,819)
Impairment of securities                                       --         (18,801)         (3,527)         18,801         (15,274)
Other                                                        (635)           (359)             --            (276)           (359)
                                                         --------        --------        --------        --------        --------
    Non-interest income                                       194         (15,323)          3,129          15,517         (18,452)
                                                         --------        --------        --------        --------        --------
NON-INTEREST EXPENSE:
Employee compensation and benefits                             90             940           2,049            (850)         (1,109)
Professional fees                                           1,500             810             186             690             624
Cost associated with debt redemption                        1,648           3,125             389          (1,477)          2,736
Impairment of goodwill                                         --              --           6,624              --          (6,624)
Amortization of goodwill                                       --              --           3,633              --          (3,633)
Other                                                         600             280             585             320            (305)
                                                         --------        --------        --------        --------        --------
  Non-interest expense                                      3,838           5,155          13,466          (1,317)         (8,311)
                                                         --------        --------        --------        --------        --------
Loss before income taxes                                  (18,266)        (36,172)        (28,405)         17,906          (7,767)
Income taxes benefit                                        5,089          12,661           7,623          (7,572)          5,038
                                                         --------        --------        --------        --------        --------
Loss from continuing operations                          $(13,177)       $(23,511)       $(20,782)       $ 10,334        $ (2,729)
                                                         ========        ========        ========        ========        ========


Interest and fees on loans for each of the years in the two year period ended December 31, 2003 represent interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt. The $30 million loan to Levitt was originated in April 2002. The $5 million Ryan Beck loan was fully repaid in September 2003.

The decrease in interest expense during 2003, compared to 2002, resulted from lower rates on borrowings partially offset by higher average balances. During 2002 and 2003, BankAtlantic Bancorp redeemed higher rate trust preferred securities and subordinated debentures with the proceeds associated with the issuance of lower rate trust preferred securities. During the years ended December 31, 2003 and 2002, BankAtlantic Bancorp issued $77.3 million and $186.0 million, respectively, of junior subordinated debentures, all of which were issued in connection with the issuance of trust preferred securities. The average rate of these debentures was 5.94%. A portion of the proceeds from the issuance of those debentures were used to retire $74.8 million of 9.50% fixed rate trust preferred securities and $21.0 million of 9.00% subordinated debentures.

The decrease in interest expense on debentures and notes payable for 2002 compared to 2001 resulted from a substantial decrease in average rates. In part because of the lower interest rate environment in 2002, BankAtlantic Bancorp issued $186 million of junior subordinated debentures and used the proceeds to redeem higher cost trust preferred securities and subordinated debentures. As a result of the above debt restructuring and the significant decline in interest rates, BankAtlantic Bancorp's average rate on borrowings declined from 8.55% during 2001 to 7.83% during 2002. The decline in interest expense was partially offset by an increase in average balances. BankAtlantic Bancorp Parent Company's average borrowings increased from $214.1 million during 2001 to $222.7 million during 2002.

In 2003, income from unconsolidated subsidiaries represents the equity earnings from trusts formed to issue trust-preferred securities. In prior periods, the trusts were consolidated for financial reporting. This change in accounting methodology was required due to a change in the accounting rules.

Gains on securities activities during 2003 represent a gain realized on a liquidating dividend from an equity security. Securities activities during 2002 and 2001 include the sale of equity securities.

During 2002, BankAtlantic Bancorp recognized a $15 million impairment charge associated with its investment in a privately held technology company. Both Alan
B. Levan and John E. Abdo became directors of the technology company in connection with BankAtlantic Bancorp's investment and individually invested in the technology company. Additionally, during 2002 and 2001, BankAtlantic Bancorp recognized impairment charges of $3.8 million and $3.5 million, respectively, on publicly traded equity securities resulting from significant declines in value that were other than temporary. As a result of these losses, BankAtlantic Bancorp revised its policy for holding equity investments so that future equity investments will generally be more liquid and subject to concentration restrictions. BankAtlantic Bancorp did not recognize impairments on securities during 2003.

Compensation expense during 2003 primarily related to the Ryan Beck retention pool established upon the acquisition of Ryan Beck in June 1998. During 2002 and 2001, BankAtlantic Bancorp accrued $1.0 million and $2.0 million, respectively, of compensation expense related to the Ryan Beck retention pool. The participants' accounts in the Ryan Beck retention pool vested on June 28, 2002, and no further expenses will be incurred in connection with this retention pool.

The increase in professional fees during 2003 consisted of higher fees associated with litigation relating to BankAtlantic Bancorp's investments in the privately held technology company and legal, accounting and tax advice associated with the Levitt spin-off. For a more detailed discussion of the technology company litigation see "Related Party Transactions".

Loss on debt redemption during 2003 resulted from BankAtlantic Bancorp redeeming its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $916,000 call premium. During 2002, BankAtlantic Bancorp used the proceeds from the issuance of junior subordinated debentures to retire $21 million of 9% subordinated debentures and $74.8 million of 9.5% trust preferred securities. A $3.1 million loss was recognized associated with these redemptions. During 2001, BankAtlantic Bancorp redeemed its subordinated investment notes and recognized a $389,000 loss.

The impairment of goodwill in 2001 related to BankAtlantic Bancorp's 1998 acquisition of Leasing Technology, Inc. ("LTI") During the third quarter of 2001, BankAtlantic Bancorp concluded that LTI would not meet performance expectations. As a consequence, BankAtlantic Bancorp closed the offices of LTI and ceased the origination of leases.

Goodwill amortization during 2001 represented the amortization of goodwill associated with all acquisitions. Upon the implementation of FAS No. 142 on January 1, 2002, the amortization of goodwill was discontinued. Goodwill is evaluated for impairment in accordance with FAS No. 142.

LEVITT RESULTS OF OPERATIONS

SUMMARY

At December 31, 2003, Levitt and Sons had a delivery backlog of 2,053 homes representing $458.8 million of future sales. The number of homes in backlog is at a five-year high and is higher than the number of units delivered in 2001 and 2002 combined. The number of homes in backlog is 149% higher than at year-end 2002, and the average sales price of the homes under contract is approximately 10% higher than the year-end 2002 backlog. While the strong backlog is encouraging for Levitt's 2004 results, potential economic trends and developments could impact Levitt and Sons' home sales operations. In recent months, the costs of lumber, steel, concrete and other building materials have risen significantly. While Levitt and Sons may be able to increase their selling prices to absorb these increased costs in future sales, the sales prices of homes in backlog are set. Accordingly, Levitt expects that the margins on the delivery of homes in backlog may be adversely affected by this trend.

Operations at Core Communities also remained strong in 2003. Development activity in St. Lucie West entered its final stages in 2003, with only 164 acres of acreage inventory available at December 31, 2003. Home sales remain strong in St. Lucie West, as homebuilders within that community sold almost 1,600 homes during 2003. Building on the success of St. Lucie West, land development has commenced in Tradition, Core Communities' newest master-planned community project in St. Lucie County, Florida. Currently, Tradition includes more than 4,800 acres, 1,531 of which had already been contracted to homebuilders as of December 31, 2003. Additionally, Core Communities has contracts to acquire approximately 4,500 additional acres adjacent to Tradition. Notwithstanding the sustained interest and activity at both St. Lucie West and Tradition, we expect that any reduction of demand in the residential real estate market could negatively impact Core Communities' operations.

Levitt currently owns approximately 38% of the outstanding common stock of Bluegreen. Under equity method accounting, Levitt recognizes its pro-rata share of Bluegreen's net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders, and Levitt's earnings therefore represent only its claim on the future distributions of Bluegreen's earnings. Should Bluegreen's financial performance deteriorate, Levitt's earnings in

Bluegreen would deteriorate concurrently and its results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen's financial position might require that Levitt test its investment in Bluegreen for impairment, which could result in significant charges against Levitt's results of operations or the write-off of its entire investment in Bluegreen.

The following table is a condensed income statement summarizing Levitt's results of operations (in thousands):



                                                      For the Years Ended December 31,            Change          Change
                                                  ----------------------------------------        2003 vs.        2002 vs.
                                                    2003            2002            2001            2002            2001
                                                  --------        --------        --------        --------        --------
NET INTEREST INCOME:
Interest on loans and investments                 $    863        $  1,259        $  1,989        $   (396)       $   (730)
Interest on notes and bonds payable                 (7,924)         (8,057)         (6,226)            133          (1,831)
Capitalized interest                                 7,691           7,668           6,046              23           1,622
                                                  --------        --------        --------        --------        --------
NET INTEREST INCOME                                    630             870           1,809            (240)           (939)
                                                  --------        --------        --------        --------        --------
NON-INTEREST INCOME:
Gains on sales of real estate developed for
sale, net                                           73,627          48,133          31,299          25,494          16,834
Income from unconsolidated
  real estate subsidiaries                           7,916           5,419           2,888           2,497           2,531
Other                                                3,159           1,892           1,775           1,267             117
                                                  --------        --------        --------        --------        --------
    Non-interest income                             84,702          55,444          35,962          29,258          19,482
                                                  --------        --------        --------        --------        --------
NON-INTEREST EXPENSE:
Employee compensation and benefits                  19,845          13,983           9,730           5,862           4,253
Advertising and promotion                            4,144           3,156           2,611             988             545
Selling, general and administrative                 16,504          12,007          12,437           4,497            (430)
Professional fees                                    1,301             920             961             381             (41)
Other                                                  318             482             392            (164)             90
                                                  --------        --------        --------        --------        --------
  Non-interest expense                              42,112          30,548          26,131          11,564           4,417
                                                  --------        --------        --------        --------        --------
Income before income taxes                          43,220          25,766          11,640          17,454          14,126
Income taxes                                        16,400           6,254           4,118          10,146           2,136
                                                  --------        --------        --------        --------        --------
Income from continuing operations                 $ 26,820        $ 19,512        $  7,522        $  7,308        $ 11,990
                                                  ========        ========        ========        ========        ========



FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE SAME 2002 PERIOD

Consolidated net income increased $7.3 million, or 37%, to $26.8 million for the year ended December 31, 2003 from $19.5 million for the same 2002 period. The increase in net income resulted primarily from an increase in gains on sales of real estate by Levitt and Sons, Core Communities, and Levitt Commercial, as well as from increased earnings from Bluegreen. These increases in income were partially offset by a decrease in earnings in joint ventures, an increase in selling, general and administrative expenses, an increase in employee compensation and benefits, and an increase in the provision for income taxes.

The 53% increase in gains on sales of real estate in 2003 was driven primarily by increases in real estate sales activity over 2002. Revenues from sales of real estate increased $75.3 million, or 36%, to $283.1 million for the year ended December 31, 2003 from $207.8 million for the same 2002 period. Cost of sales from real estate increased $49.8 million, or 31%, to $209.5 million for the year ended December 31, 2003 from $159.7 million for the same 2002 period. Levitt and Sons' home deliveries in 2003 increased 37% to 1,011 homes from 740 homes delivered in 2002. This increase in deliveries resulted in a $59.9 million increase in revenues from sales of real estate at Levitt and Sons over the corresponding periods. Core Communities' revenues from land sales in 2003 increased to $55.0 million from $53.9 million in 2002. Core Communities 2002 revenues include sales to Levitt and Sons of $8.5 million. These inter-company transactions were eliminated in consolidation. Consolidated cost of sales in 2003 was reduced by $1.0 million as previously deferred margins on inter-company transactions were recognized at the time of homes were delivered to third parties. Levitt Commercial commenced deliveries of its flex warehouse units in 2003, and revenues from sales of these units in 2003 totaled $5.8 million.

Income from unconsolidated real estate subsidiaries includes Levitt's equity earnings from Bluegreen, as well as Levitt's joint ventures equity earnings or losses. Earnings from Bluegreen for the year ended December 31, 2003 were $7.4 million, as compared with $4.6 million for the period of Levitt's ownership in 2002. Bluegreen's net income for 2003 was $25.8 million, as compared to $9.8 million for the period of Levitt's ownership ended December 31, 2002. Earnings from joint ventures decreased $370,000 in 2003 as compared to 2002. The decrease in earnings from joint ventures resulted primarily from completion of a joint venture project during 2002.

The increase in selling, general and administrative expenses, employee compensation and benefits expense, and advertising expenses for the year ended December 31, 2003 as compared to 2002 related primarily to Levitt's new development projects in central and southeast Florida and to the increase in home deliveries by Levitt and Sons. As a result of these new projects and the higher number of home deliveries, Levitt's full-time employees increased to 353 at December 31, 2003 from 221 at December 31, 2002, and the number of part-time employees increased to 34 at December 31, 2003 from 28 at December 31, 2002. Professional fees increased primarily due to expenses relating to Levitt's public offering of investment notes in 2003.

Interest incurred totaled $7.9 million and $8.1 million for 2003 and 2002, respectively. The decrease in interest incurred was primarily due to a decline in average interest rates from 6.0% for 2002 to 4.8% for 2003. These decreases were partially offset by increases in borrowings associated with several new development projects, as well as interest accruing on Levitt's $30.0 million note payable to BankAtlantic Bancorp for the full year in 2003, as compared to only nine months in 2002. Interest capitalized totaled $7.7 million for both 2003 and 2002. Cost of sales of real estate for the years ended December 31, 2003 and 2002 included previously capitalized interest of approximately $6.4 million and $6.2 million, respectively.

The provision for income taxes increased $10.1 million, or 62%, to $16.4 million for 2003, due to increased earnings before taxes, and an increase in the effective tax rate from 24.2% in 2002 to 37.9% in 2003. The provision for income taxes for the years ended December 31, 2003 and 2002 was net of a reduction in the deferred tax asset valuation allowance of approximately $418,000 and $2.6 million, respectively. Reductions in the deferred tax asset valuation allowance reduce the provision for income taxes for the year, thereby reducing the effective tax rate.

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE SAME 2001 PERIOD

Income from continuing operations increased 159%, to $19.5 million for the year ended December 31, 2002, from $7.5 million for the same 2001 period. This increase primarily resulted from higher revenues from the sales of real estate and joint venture activities of $16.8 million and the equity in earnings from Bluegreen of $4.6 million included in income from unconsolidated real estate subsidiaries. These increases in income were partially offset by a decrease in net interest income of $939,000 and an increase in non-interest expense of $4.4 million.

The decline in net interest income of $939,000 was primarily associated with a decrease in interest income on loans and investments resulting from lower average balances and yields. Interest on notes and bonds payable totaled $8.1 million and $6.2 million for the years ended December 31, 2002 and 2001, respectively. The increase in interest expense was primarily due to increases in borrowings resulting from several new development projects. This increase in interest expense was partially offset by a decline in average interest rates from 7.5% for 2001 to 6.0% for 2002. Capitalized interest totaled $7.7 million and $6.0 million for 2002 and 2001, respectively. Interest is capitalized at the effective interest rates paid on borrowings for interest costs incurred on real estate inventory during the pre-construction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Throughout 2002 and 2001, a larger portion of total interest incurred was capitalized to real estate inventory. At the time of home closings and land sales, the capitalized interest is charged to cost of sales. Gains from sales of real estate, for the years ended December 31, 2002 and 2001 includes previously capitalized interest of approximately $6.2 million and $4.8 million, respectively.

During the year ended December 31, 2002, Core Communities' net gains on land sales were $18.7 million as compared to $11.0 million in 2001. The increases in sales revenue and gross profit are primarily attributable to an increase in commercial land sales and residential lot sales in 2002. This was primarily a result of growth in the residential home sales market. During the year ended December 31, 2002, net gains from home sales of Levitt and Sons were $31.1 million as compared to $22.1 million during the same 2001 period. Net gains from home sales increased due to increased deliveries of homes, as well as an increase in the average selling price of homes. The increase in deliveries and average selling price was the result of communities nearing completion and the introduction of new projects and product lines. During 2002, 740 homes closed as compared to 597 homes in 2001. The average selling price of homes during 2002 was approximately $219,000, increasing 12% from $195,000 in 2001. Also included in gains on sales of real estate during 2002 and 2001 is Levitt's holding company amortization of interest previously capitalized of $1.6 million and $2.3 million, respectively. In 2001, Levitt sold a marine rental property for a $680,000 gain.

During the years 2002 and 2001, equity in earnings from real estate joint ventures was $849,000 and $2.9 million, respectively. The decrease in equity in earnings from joint ventures primarily resulted from declines in home deliveries from 282 in 2001 to 140 in 2002 because the joint venture project was nearing sell-out.

In April 2002, Levitt acquired 35% of Bluegreen's common stock. In 2002, BankAtlantic Bancorp separately owned approximately 5% of Bluegreen's common stock. Levitt's income from Bluegreen for the year ended December 31, 2002 was $4.6 million. The earnings from Bluegreen included approximately $353,000 of amortization associated with purchase accounting adjustments. Bluegreen's income before the cumulative effect of a change in accounting principle for the period of ownership in 2002 was $15.4 million.

The increase in non-interest expense during 2002 as compared to 2001 resulted from an increase in employee compensation and benefits and advertising. This increase in non-interest expense was partially offset by a decrease in selling, general and administrative expense. The increase in employee compensation and benefits was primarily associated with increases in incentive accruals and personnel resulting from the addition of several new development projects in central and southeast Florida. These new projects and an increase in home deliveries resulted in an increase in selling and general and administrative expenses, excluding the $2.6 million accrual in 2001 reflecting an adverse verdict in a jury trial against a partnership in which a subsidiary of Levitt is a 50% partner.

BFC HOLDING COMPANY OPERATIONS

SUMMARY

Since BFC Holding Company controls in excess of 50% of the vote of BankAtlantic Bancorp, but does not own more than 80% of the outstanding stock of BankAtlantic Bancorp, the results of BankAtlantic Bancorp are consolidated in the financial statements of the Company, but are not consolidated for tax purposes. For segment reporting purposes, the BFC Holding company segment results do not reflect the Company's equity from earnings in BankAtlantic Bancorp, but include a provision for income tax relating to the tax effect of the Company's earnings from unconsolidated subsidiaries.

In connection with the spin-off of Levitt to BankAtlantic Bancorp's stockholders, BFC received an ownership position in Levitt identical to its ownership position in BankAtlantic Bancorp, including its control of more than 50% of the vote. Accordingly, Levitt will continue to be consolidated in the Company's financial statements.

The following table is a condensed income statement summarizing BFC Holding Company's results of operations (in thousands):



                                                         For the Years Ended December 31,             Change           Change
                                                    -----------------------------------------         2003 vs.         2002 vs.
                                                     2003             2002             2001             2002             2001
                                                    -------          -------          -------          -------          -------
NET INTEREST EXPENSE:
Interest on loans                                   $   363          $   303          $   239          $    60          $    64
Interest on short term investments                       27               51              144              (24)             (93)
Interest on notes payable                            (1,163)          (1,153)          (1,239)             (10)              86
                                                    -------          -------          -------          -------          -------
NET INTEREST EXPENSE                                   (773)            (799)            (856)              26               57
                                                    -------          -------          -------          -------          -------
NON-INTEREST INCOME:
Gains on sales of real estate developed for
sale, net                                                --               --            1,345               --           (1,345)
Impairment of securities                             (3,071)          (1,583)          (4,379)          (1,488)           2,796
Securities activities, net                              444               --               --              444               --
Other                                                 1,088            1,161            1,129              (73)              32
                                                    -------          -------          -------          -------          -------
    Non-interest loss                                (1,539)            (422)          (1,905)          (1,117)           1,483
                                                    -------          -------          -------          -------          -------
NON-INTEREST EXPENSE:
Employee compensation and benefits                    2,553            2,332            1,902              221              430
Occupancy and equipment                                  73               77               85               (4)              (8)
Professional fees                                       234              152              104               82               48
Other                                                   715              647              795               68             (148)
                                                    -------          -------          -------          -------          -------
  Non-interest expense                                3,575            3,208            2,886              367              322
                                                    -------          -------          -------          -------          -------
Loss before income taxes                             (5,887)          (4,429)          (5,647)          (1,458)           1,218
Income taxes                                          3,714            2,420            2,660            1,294             (240)
                                                    -------          -------          -------          -------          -------
Income from continuing operations                   $(9,601)         $(6,849)         $(8,307)         $(2,752)         $ 1,458
                                                    =======          =======          =======          =======          =======



Securities activities, net during the 2003 primarily represents a gain realized on liquidating dividends from an equity security.

During 2003, 2002 and 2001 limited partnerships in which the Company has a 12% to 57% controlling interests recognized impairment charges of approximately $3.1 million, $1.1 million and $3.5 million, respectively, associated with investments in privately held technology companies. Also, during 2002 and 2001, BFC Holding Company recognized impairment charges of $499,000 and $920,000, respectively, on publicly traded equity securities resulting from significant declines in value that were considered other than temporary.

The increase in employee compensation and benefits was due to an increase in salaries, bonuses and related benefits.

FINANCIAL CONDITION

Our total assets at December 31, 2003 were $5.1 billion compared to $5.4 billion at December 31, 2002. The decrease in total assets primarily resulted from:

         o Accelerated loan and mortgage-backed securities repayments due to the historically low interest rate environment;
         o A decline in securities owned associated with the sale by Ryan Beck of its subsidiary, GMS; o A lower accrued interest receivable resulting from a substantial decline in interest rates and lower investment and securities available for sale balances;
         o Decreased investments in and advances to unconsolidated subsidiaries of approximately $23.6 million primarily associated with the consolidation of a joint venture as a consequence of implementation FIN 46 effective January 1, 2003;
         o Declines in cash and due from depository institutions resulting from lower cash letter and Federal Reserve balances; and
         o Declines in investment in FHLB stock related to repayments of FHLB advances.

The above decreases in total assets were partially offset by:

         o The purchase of approximately $1.1 billion of hybrid adjustable rate residential loans;
         o The origination of and participation in commercial real estate loans;
         o        The origination of home equity loans;
         o Increases in real estate held for development and sale primarily related to higher levels of real estate inventory at Levitt and the consolidation of the Riverclub joint venture; and
         o Increases in investments in and advances to unconsolidated subsidiaries as a result of deconsolidation of $7.9 million of trusts formed to issue trust preferred securities and an increase in Levitt's investment in Bluegreen of approximately $10.2 million primarily associated with Levitt's equity in earnings of Bluegreen.

The Company's total liabilities at December 31, 2003 were $4.6 billion compared to $5.0 billion at December 31, 2002. The decreases in total liabilities primarily resulted from:

         o The prepayment and maturity of over $500 million of FHLB advances;
         o Redemption of BankAtlantic Bancorp's 5.625% convertible subordinated debentures;
         o Lower certificate of deposit account balances associated with marketing initiatives focusing on the origination of low cost deposits; and
         o Lower clearing agent balances due to the sale of Ryan Beck's subsidiary, GMS.

The above decreases in total liabilities were partially offset by:

         o The issuance in the aggregate of $77.3 million of junior subordinated debentures;
         o Higher transaction and savings account balances resulting from BankAtlantic's Florida's Most Convenient Bank and totally free checking account initiatives;
         o        Increases in Levitt's notes and mortgage notes payable to fund real estate purchases and development costs; and
         o        Higher short-term borrowings to fund certificate account
                  outflows, loan originations and loan purchases.

At December 31, 2003 and 2002, minority interest was approximately $420 million and $365.5 million, respectively. The following table summarizes the minority interest in our subsidiaries (in thousands):

                                             December 31,
                                      ----------------------------
                                        2003               2002
                                      --------            --------

BankAtlantic Bancorp                  $321,583            $363,317

Levitt                                  97,567                  --

Joint Venture Partnerships                 808               2,184
                                      --------            --------
                                      $419,958            $365,501
                                      ========            ========

The decrease in minority interest in BankAtlantic Bancorp primarily related to a decrease in BankAtlantic Bancorp's stockholders' equity related to the spin-off of Levitt, the payment of dividends on its common stock and reductions in the minority interest associated with BankAtlantic Bancorp's activity in other comprehensive income. This decrease was partially offset by earnings of $52.5 million in BankAtlantic Bancorp and the issuance of additional shares of BankAtlantic Bancorp's common stock upon the exercise of stock options, conversion of BankAtlantic Bancorp subordinated debentures and the issuance of restricted Class A Common Stock. The minority interest in Levitt resulted from BankAtlantic Bancorp's spin-off of Levitt to its stockholders. In connection with the spin-off, BFC received an interest in Levitt representing 22.2% of Levitt's outstanding equity, which was identical to its ownership position in BankAtlantic Bancorp, including its control of more than 50% of the vote. Levitt's equity prior to December 31, 2003 was included within BankAtlantic Bancorp. The decrease in minority interest associated with joint venture partnerships was primarily the result of losses from the joint venture partnerships.

Shareholders' equity at December 31, 2003 was $85.7 million compared to $77.4 million at December 31, 2002. The increase was due to earnings of $7.0 million, the issuance of the Company's Class A and Class B Common Stock upon the exercise of stock options of $282,000, the tax effect relating to the exercise of stock options of $550,000 and $662,000 associated with activities in other comprehensive income. Offsetting the above increases was $252,000 reduction of additional paid-in capital relating to the net effect of BankAtlantic Bancorp's capital transactions, net of income taxes.

The components of other comprehensive income relate to the Company's net unrealized gains or losses on securities available for sale, net of income taxes and the Company's proportionate share of non-wholly owned subsidiaries' activities in other comprehensive income. Included in the change in other comprehensive income was a $862,000 decline in unrealized gains on securities available for sale, a $1.0 million increase in BankAtlantic Bancorp's minimum pension liability, a $385,000 unrealized gain on BankAtlantic Bancorp's interest rate swap activity and a $121,000 unrealized gain associated with an investment in an unconsolidated real estate subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

BFC HOLDING COMPANY LIQUIDITY AND CAPITAL RESOURCES

The primary sources of funds to BFC (without consideration of BankAtlantic Bancorp's or Levitt's liquidity and capital resources, which except as noted, are not available to BFC) were dividends from BankAtlantic Bancorp, revenues from property operations, principal and interest payments on loans receivable, liquidating dividends received from investment securities and proceeds from the exercise of stock options. BFC may also in the future obtain funds through the issuance of equity and debt securities. On May 5, 2003, the Company's Class A Common Stock began trading on the Nasdaq National Market under the symbol BFCF. Funds were primarily utilized by BFC to reduce mortgage payables and other borrowings, to fund operating expenses, and general and administrative expenses. In addition, BFC has an $8.0 million revolving line of credit that can be utilized for working capital as needed. The facility bears interest at the prime rate plus 1% and at December 31, 2003, approximately $6.0 million was outstanding. Shares of BankAtlantic Bancorp's Class A Common Stock owned by BFC are pledged as collateral for the facility.

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

On July 16, 2002, John Abdo borrowed $3.5 million from the Company on a recourse basis and paid off his existing $500,000 loan due to BFC. The $3.5 million loan bears interest at the prime rate plus 1%, requires monthly interest payments, is due on demand and is secured by 2,127,470 shares of BFC Class A Common Stock and 370,750 shares of BFC Class B Common Stock.

At December 31, 2003 and 2002, approximately $8.4 million and $8.5 million, respectively, of the Company's mortgage payables relate to mortgages on real estate with an interest rate of 9.2% and maturity date in May 2007. At December 31, 2003 and 2002, approximately $625,000 and $702,000, respectively, of the mortgage payables relate to mortgage receivables in connection with the sale of properties previously owned by the Company, bearing interest at 6% per annum and maturity dates ranging from 2009 through 2010.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, dividends from BankAtlantic Bancorp, and existing cash balances. We expect to meet our long-term liquidity requirements through the foregoing, as well, as long term secured and unsecured indebtedness, and future issuances of equity or debt securities.

BANKATLANTIC BANCORP, INC. LIQUIDITY AND CAPITAL RESOURCES

BankAtlantic Bancorp's principal source of liquidity is dividends from BankAtlantic. BankAtlantic Bancorp also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, repayment of subsidiary loans and liquidation of equity securities it holds. BankAtlantic Bancorp uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities and for administrative expenses. BankAtlantic Bancorp's annual debt service associated with its junior subordinated debentures and financial institution borrowings is approximately $15.6 million. BankAtlantic Bancorp's estimated current annual dividends to common shareholders are approximately $7.8 million. The declaration and payment of dividends and the ability of BankAtlantic Bancorp to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of BankAtlantic Bancorp as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to BankAtlantic Bancorp. These payments are subject to regulations and OTS approval and are based upon BankAtlantic's regulatory capital levels and net income. During 2003, BankAtlantic Bancorp received $20.0 million of dividends from BankAtlantic.

BankAtlantic Bancorp management believes that the Levitt spin-off transaction will not have a significant effect on BankAtlantic Bancorp's liquidity due to the fact that i) in prior periods, Levitt did not declare any cash dividends,
ii) BankAtlantic Bancorp invested in Levitt to expand its operations, and iii) BankAtlantic Bancorp will receive cash payments from Levitt in subsequent periods from interest and principal payments associated with the Levitt notes payable held by BankAtlantic Bancorp discussed below in Levitt's Liquidity and Capital Resources.

During 2003, BankAtlantic Bancorp participated in three pooled trust preferred securities offerings in which an aggregate of $77.3 million of junior subordinated debentures were issued. The junior subordinated debentures pay interest quarterly at a fixed rates ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 315-325 basis points. The debentures are callable in five years and mature in 2033. The net proceeds to BankAtlantic Bancorp from the issuance of junior subordinated debentures, after BankAtlantic Bancorp's investment in the related trust, placement fees and expenses, were approximately $74 million.

BankAtlantic Bancorp used the net proceeds from the above trust preferred securities offerings to redeem $45.8 million of 5.625% convertible subordinated debentures due 2007, repay $16 million of outstanding borrowings under a credit facility from an unrelated financial institution, repay $3.7 million of Ryan Beck retention pool notes payable and for general corporate purposes.

BankAtlantic Bancorp maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to BankAtlantic's regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. BankAtlantic Bancorp has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $100,000 at December 31, 2003, and BankAtlantic Bancorp was in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points, and the facility matures in March 2005.

To date, Ryan Beck has not paid dividends to BankAtlantic Bancorp, although, subject to regulatory and capital requirements, it may do so in the future.

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

BankAtlantic's primary sources of funds were deposits, principal repayments of loans and tax certificates and securities available for sale, proceeds from the sale of loans and securities available for sale, proceeds from securities sold under agreements to repurchase, advances from FHLB, and operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates, payments of maturing certificates of deposit, to pay operating expenses and to pay dividends to BankAtlantic Bancorp. The FHLB has granted BankAtlantic a $1.4 billion line of credit subject to available collateral, with a maximum term of ten years. BankAtlantic borrowed $782.2 million of FHLB advances and the FHLB issued a $92 million letter of credit to secure public deposits under this line at December 31, 2003. The line of credit is secured by a blanket lien on BankAtlantic's residential mortgage loans and certain commercial real estate loans. BankAtlantic's available borrowings under this line of credit were approximately $525.8 million at December 31, 2003. BankAtlantic has established lines of credit for up to $245 million with other banks to purchase federal funds and has established a $10.0 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings.

BankAtlantic's commitments to originate and purchase loans at December 31, 2003 were $428.1 million and $43.7 million, respectively, compared to $397.3 million and $300.6 million, respectively, at December 31, 2002. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $8.6 million and $39.1 million at December 31, 2003 and 2002, respectively. At December 31, 2003, total loan commitments represented approximately 11.6% of net loans receivable.

At year-end 2003, BankAtlantic had approximately $144.9 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase.

During 2002, BankAtlantic purchased a $14.3 million office facility to consolidate its headquarters and back office operations into a centralized facility. As of December 31, 2003, BankAtlantic had incurred approximately $3 million in renovation costs. The total estimated cost to renovate is approximately $24.5 million, and the facility is expected to be completed in October 2004. The estimated cost to renovate the building will be funded through cash flow from operations.

A significant source of BankAtlantic's liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of BankAtlantic's loan portfolio and securities available for sale at December 31, 2003. The total amount of principal repayments on loans and securities contractually due after December 31, 2004 was $3.6 billion, of which $791.7 million have fixed interest rates and $2.8 billion have floating or adjustable interest rates. Actual principal repayments may differ from the information shown below (in thousands):



                             Outstanding
                                 on                                 For the Period Ending December 31, (1)
                            December 31,    -------------------------------------------------------------------------------------
                                 2003          2004         2005-2006      2007-2011      2012-2016      2017-2021        >2022
                          ----------------- ----------     ----------     ----------     ----------     ----------     ----------
Commercial real estate       $2,568,355     $1,065,233     $  998,191     $  353,972     $   80,105     $   65,858     $    4,996
Residential real estate       1,345,911         13,979         16,157         22,774        114,547        115,179      1,063,275
Consumer (2)                    357,985          4,012          5,328         11,341        117,907        219,397             --
Commercial business (4)         187,354        105,278         35,443         41,885          4,748             --             --
                             ----------     ----------     ----------     ----------     ----------     ----------     ----------
TOTAL LOANS (4)              $4,459,605     $1,188,502     $1,055,119     $  429,972     $  317,307     $  400,434     $1,068,271
                             ==========     ==========     ==========     ==========     ==========     ==========     ==========
TOTAL SECURITIES
  AVAILABLE FOR SALE (3)     $  358,485     $   19,192     $      352     $      841     $    1,659     $   20,922     $  315,519
                             ==========     ==========     ==========     ==========     ==========     ==========     ==========


(1) Does not include deductions for the undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses. Includes second mortgage
(2)      loans. Includes in 2003 marketable equity securities available for sale
(3)      of $1.4 million.
(4)      Includes lease financing.

Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2003 were (in thousands):


                                                 Commercial         Real Estate
                                                  Business          Construction            Total
                                                 ----------         ------------         ----------
One year or less                                 $  163,590          $  658,066          $  821,656
Over one year, but less than five years               6,910             698,383             705,293
Over five years                                       3,354               7,118              10,472
                                                 ----------          ----------          ----------
                                                 $  173,854          $1,363,567          $1,537,421
                                                 ==========          ==========          ==========
DUE AFTER ONE YEAR:
Pre-determined interest rate                     $   10,264          $  120,157          $  130,421
Floating or adjustable interest rate                     --             585,344             585,344
                                                 ----------          ----------          ----------
                                                 $   10,264          $  705,501          $  715,765
                                                 ==========          ==========          ==========


BankAtlantic's geographic loan concentration at December 31, 2003 was:

                  Florida                65%
                  California              9%
                  Northeast               7%
                  Other                  19%
                                        ---
                     Total              100%
                                        ===

The loan concentration for BankAtlantic's originated portfolio is primarily in Florida. The concentration in California, the Northeast, and other locations primarily relates to purchased wholesale residential real estate loans.

At December 31, 2003, BankAtlantic met all applicable liquidity and regulatory capital requirements. At the indicated dates, BankAtlantic's capital amounts and ratios were (dollars in thousands):


                                                                           Minimum Ratios
                                                                     --------------------------
                                            Actual                   Adequately        Well
                                  ---------------------------        Capitalized    Capitalized
                                   Amount              Ratio            Ratio          Ratio
                                  --------             ------        -----------    -----------
AT DECEMBER 31, 2003:
Total risk-based capital          $447,967             12.06%           8.00%          10.00%
Tier 1 risk-based
capital                           $379,505             10.22%           4.00%           6.00%
Tangible capital                  $379,505              8.52%           1.50%           1.50%
Core capital                      $379,505              8.52%           4.00%           5.00%

AT DECEMBER 31, 2002:
Total risk-based capital          $413,469             11.89%           8.00%          10.00%
Tier 1 risk-based capital         $347,927             10.01%           4.00%           6.00%
Tangible capital                  $347,927              7.26%           1.50%           1.50%
Core capital                      $347,927              7.26%           4.00%           5.00%



Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in Part I under "Regulations of Federal Savings Banks".

RYAN BECK LIQUIDITY AND CAPITAL RESOURCES

Ryan Beck's primary sources of funds during the year ended December 31, 2003 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, and fees from customers. These funds were primarily utilized to pay operating expenses and fund capital expenditures. As part of the Gruntal transaction, Ryan Beck acquired all of the membership interests in GMS. During 2003, Ryan Beck sold GMS for $22.6 million, receiving cash proceeds of $9.0 million and a $13.6 million promissory note. The note is secured by the membership interests in GMS and requires GMS to maintain certain capital and financial ratios. During 2003, the buyer made a $1.6 million repayment of principal of the promissory note which reduced the balance to $12.0 million.

In the ordinary course of business, Ryan Beck borrows, under an agreement with its clearing broker, by pledging securities owned as collateral primarily to finance its trading inventories. The amount and terms of the borrowings are subject to the lending policies of the clearing broker and can be changed at the clearing broker's discretion. Additionally, the amount which may be borrowed is impacted by the market value of the securities owned.

Also as part of the Gruntal transaction, Ryan Beck assumed responsibility for repayment of a $3.4 million note payable secured by leasehold improvements and equipment. At December 31, 2003, the total outstanding amount was $0.8 million and the note matures on May 1, 2004. At December 31, 2003, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2004, and it is secured by certificates of deposit which Ryan Beck holds in inventory in its certificate of deposit wholesale business. There were no amounts outstanding under this facility at December 31, 2003.

Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck's regulatory net capital was $26.2 million, which was $25.2 million in excess of its required net capital of $1.0 million.

Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the SEC as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2003.

LEVITT LIQUIDITY AND CAPITAL RESOURCES

Levitt's primary sources of funds for each of the years in the three year period ended December 31, 2003 were proceeds from the sale of real estate inventory, distributions from real estate joint ventures, borrowings, proceeds from development bonds payable and, in 2002, capital contributions from BankAtlantic Bancorp. These funds were primarily utilized for development, construction and acquisition of real estate, to repay borrowings, to pay general and administrative expenses, to invest in real estate joint ventures, and, in 2002, to invest in Bluegreen.

Levitt expects to meet its short-term liquidity requirements generally through net cash provided by operations and existing cash balances. Levitt expects to meet its long-term liquidity requirements, such as acquisitions and debt service obligations, primarily with net cash provided by operations, long-term secured and unsecured indebtedness and future issuances of equity and debt securities, including the proposed equity offering described below.

As a result of the spin-off, Levitt will not receive any future capital contributions from BankAtlantic Bancorp. Levitt's management believes that the other available sources identified above will be adequate for current needs, however additional sources of funding will be required to fund desired growth. These may take the form of equity offerings (such as the proposed offering described below) or the issuance of secured indebtedness or subordinated debt. As of December 31, 2003, 2002 and 2001, Levitt had cash and cash equivalents of $36.0 million, $16.0 million and $23.6 million, respectively.

On February 23, 2004, Levitt filed a registration statement on Form S-3 for a proposed underwritten public offering of up to 5,750,000 shares of Levitt Class A Common Stock. Copies of the prospectus relating to this offering may be obtained by contacting: Corporate Communications, Levitt Corporation, P.O. Box 5403, Fort Lauderdale, Florida 33310. The net proceeds of the offering, if completed, will be used to repay approximately $13.9 million of indebtedness, to fund Levitt's growth, both internally and through acquisitions, and for general corporate purposes. Levitt's management believes that this offering will improve Levitt's capital structure by increasing its common equity capitalization relative to its current indebtedness.

At December 31, 2003, Levitt's consolidated debt was approximately $174.1 million, including $43.5 million of indebtedness due to BankAtlantic Bancorp and $18.1 million due to BankAtlantic.

Levitt's anticipated debt payment obligations for the 12 months beginning December 31, 2003 total $20.2 million. Levitt's ability to meet its debt service and other obligations, to refinance its indebtedness and to fund planned capital expenditures will depend upon Levitt's future performance. Levitt's business may not generate sufficient cash flow from operations, and future borrowings may not be available under its existing credit facilities or any other financing sources in an amount sufficient to enable Levitt to service its indebtedness or to fund other liquidity needs. Levitt may need to refinance all or a portion of its debt on or before maturity, which Levitt may not be able to do on favorable terms or at all.

Levitt has entered into various loan agreements that provide financing for acquisition and site improvements and construction of residential units. As of December 31, 2003, these loan agreements provided in the aggregate for advances, subject to available collateral, on a revolving basis up to a maximum of $204.5 million, of which $120.0 million was outstanding. The loans are secured by mortgages on properties, including improvements. Principal payments are required as sales of the collateral are consummated. Certain notes and mortgage notes provide that events of default include a change in ownership, management or executive management.

Levitt borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by Levitt's membership interest in Levitt and Sons. At December 31, 2003, $8.4 million was outstanding under this loan, and Levitt intends to repay this loan with the proceeds, if any, of the proposed equity offering described above. At December 31, 2003, Levitt and Sons had a credit agreement with an unaffiliated financial institution to provide a working capital line of credit of $10.0 million. Levitt has guaranteed amounts outstanding under the line of credit, but the guarantee is limited to a security interest evidenced by a second priority lien on Levitt's membership interest in Levitt and Sons. At December 31, 2003, $1.0 million was outstanding under this line of credit. The credit facility matures in September 2005.

On September 30, 2003, the SEC declared effective Levitt's Registration Statement on Form S-1 for the public offering of up to $100 million of unsecured subordinated investment notes. The investment notes are unsecured obligations of Levitt and are subordinated to substantially all of Levitt's other liabilities. The investment notes are not guaranteed by any of Levitt's subsidiaries or any other entity. At December 31, 2003, Levitt had $52.8 million of debt and other liabilities ranking senior in right of payment to the investment notes. On a consolidated basis, Levitt had $266.0 million of senior indebtedness at December 31, 2003. Approximately $1.3 million of investment notes were outstanding as of December 31, 2003. In late 2003, Levitt ceased advertising the offering of the investment notes, and in March 2004, the unsold notes under the registration statement were deregistered. However, Levitt currently anticipates that during the next 12 months it may issue up to $100 million of debt securities that may consist of investment notes, subordinated debt, senior debt or other similar securities.

In April 2002, Levitt received an $18.6 million capital contribution and borrowed $30.0 million from BankAtlantic Bancorp. These funds were utilized, together with $5.2 million of working capital, to purchase a 34% interest in Bluegreen's common stock. The $30.0 million loan was due on demand and bore interest, payable monthly at the prime rate minus 25 basis points, but this note was modified in connection with the spin-off as described below.

In connection with BankAtlantic Bancorp's spin-off of Levitt, BankAtlantic Bancorp converted the $30.0 million demand note described above to a five year term note with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months beginning in June 2004. BankAtlantic Bancorp also transferred its 4.9% ownership interest in Bluegreen to Levitt in exchange for a $5.5 million note and additional shares of Levitt's common stock (which additional shares were distributed in the spin-off). This note is due in one year, with interest and principal payable monthly and bearing interest at the prime rate. Levitt intends to repay this loan with proceeds, if any, of the proposed equity offering described above. Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a note with the same payment terms as the $30.0 million note described above. The restructuring of the $30.0 million demand note and the incurrence of the additional indebtedness in connection with the spin-off will result in an additional annual interest expense of almost $600,000 based on interest rates at December 31, 2003. All of the spin-off related transactions are eliminated in BFC's statements of financial condition and results of operations. Additionally, it is anticipated that Levitt's general and administrative expenses will increase due to expenses associated with being a public company.

At December 31, 2003, 2002 and 2001, Levitt's total borrowings from BankAtlantic, excluding joint ventures, were approximately $18.1 million, $27.5 million and $27.9 million, respectively. These loans and loans due to BankAtlantic Bancorp described above were eliminated in BFC's consolidated statements of financial position. As an "affiliate" of BankAtlantic, the amounts that BankAtlantic is permitted to lend to Levitt are now restricted by applicable OTS regulations, and accordingly, financing may only be available from unaffiliated third party lenders.

Some of Levitt's borrowings contain covenants that, among other things, require Levitt to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that Levitt can incur in the future and restricting the payment of dividends by Levitt and it's subsidiaries. At December 31, 2003, Levitt was in compliance with all loan agreement financial covenants. Levitt's financial covenants currently include:

         o a requirement of a minimum tangible net worth of $55.6 million of Levitt on a consolidated basis and $32.0 million at Levitt and Sons and $5.0 million at Levitt Commercial;
         o unrestricted liquidity of Levitt of not less than $3.0 million; and
         o a maximum debt to unaffiliated entities to tangible net worth ratio, as defined, of 1.5 to 1 for Levitt and 3.0 to 1.0 for Levitt and Sons.

Levitt has provided guarantees on indebtedness of joint ventures accounted for under the equity method of accounting. The guarantees were required for both Levitt and Levitt's joint venture partners to obtain financing for the joint ventures. Levitt and its joint venture partners would be required to perform on its guarantees if the joint ventures default on the various loan agreements. At December 31, 2003 and December 31, 2002, Levitt had guarantees on $22.4 million and $22.7 million, respectively, of joint venture debt. Levitt's management believes that, based on the loans' collateral, no payments will be required under the guarantees.

In connection with the development of certain of Levitt's communities, community development or improvement districts have been established. These districts may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements that may be performed by Levitt near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property typically are payable, secured and satisfied by revenues, fees, or assessments levied on the benefited property. Levitt pays a portion of the revenues, fees, and assessments levied by the districts on the properties Levitt still owns that are benefited by the improvements and may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing.

In accordance with Emerging Issues Task Force Issue 91-10 ("EITF 91-10"), Accounting for Special Assessments and Tax Increment Financing, Levitt records a liability, net of cash held by the districts available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. Levitt reduces this liability by the corresponding assessment assumed by property purchasers and the amounts paid by Levitt at the time of closing and transfer of the property. Interest is calculated and paid based upon the gross bond obligation.

During the fourth quarter of 2003, a development district for the Tradition master-planned community issued $62.8 million of long-term assessment bonds to refinance $28.9 million of previously issued and outstanding bond anticipation notes and to provide financing for infrastructure development. The development district assesses property owners to fund debt service and the ultimate repayment of the bonds. Levitt is assessed based on our pro-rata ownership of the property in the district. At December 31, 2003, Levitt owned approximately 95% of the property in the district. Levitt's pro-rata share of the assessment transfers to third party purchasers upon property sales. The assessments are projected to be levied beginning in 2005. In accordance with EITF 91-10, an expense will be recognized for the pro rata portion of assessments, based upon Levitt's ownership of benefited property.

At December 31, 2003, Levitt had commitments to purchase properties for development of $146.7 million, of which approximately $114.0 million is subject to due diligence and satisfaction of certain requirements and conditions, as well as the obtaining of financing.

CONSOLIDATED CASH FLOWS

A summary of our consolidated cash flows follows (in thousands):


                                                        For the Years Ended December 31,
                                              -------------------------------------------------
                                                2003                2002                2001
                                              ---------           ---------           ---------
Net cash provided (used) by:
 Operating activities                         $  95,988           $  (3,317)          $  80,641
  Investing activities
                                                150,781             279,444              (7,023)
  Financing activities
                                               (355,804)           (148,089)            (37,688)
                                              ---------           ---------           ---------
(Decrease) increase in cash and cash
equivalents                                   $(109,035)          $ 128,038           $  35,930
                                              =========           =========           =========


Cash flows from operating activities increased during 2003 compared to 2002 due primarily to increases in other liabilities and amounts due to clearing agent. The above increases in cash flows were partially offset by a substantial decrease in securities owned activities.

Cash flows from operating activities decreased during 2002 compared to 2001 due to increases in real estate inventory and loans held for sale along with decreases in other liabilities and amounts due to clearing agent. These declines in operating cash flows were partially offset by a decline in securities owned as well as a significant increase in impairments and write-downs.

Cash flows from investing activities decreased during 2003 compared to 2002 resulting primarily from greater purchases and originations of loans, net of repayments, and lower proceeds from the sale and maturity of securities. These decreases in cash flows from investing activities were partially offset by lower investments in unconsolidated subsidiaries and reduced purchases of investments.

Cash flows provided by investing activities increased during 2002 compared to 2001 primarily due to increased proceeds from sales and maturities of securities available for sale and investment securities.

Cash flows from financing activities declined during 2003 compared to 2002 primarily as a result of increases in FHLB maturities and repayments. The decreases were partially offset by a net increase in deposits and a net increase in securities sold under agreements to repurchase.

Cash flows from financing activities declined during 2002 compared to 2001 primarily as a result of a decline in FHLB advances and short-term borrowings, the retirement of certain trust preferred securities and debentures and a decline in the increase in deposits. The above cash outflows were partially offset by the issuance of trust preferred securities and additional borrowings.

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL
COMMITMENTS

The table below summarizes the Company's commercial commitments at December 31, 2003 (in thousands):


                                                            Amount of Commitment Expiration Per Period
                                      ------------------------------------------------------------------------------------
                                        Total
                                       Amounts          Less Than                                                  After 5
Commercial Commitments                Committed          1 Year          1-3 Years            4-5 Years              Years
----------------------                ---------         ---------        ---------          -------------          --------
Lines of credit                       $468,991          $152,669          $  9,954          $          --          $306,368
Standby letters of credit               32,292            32,292                --                     --                --
Other commercial commitments           428,084           428,084                --                     --                --
Other commitments                        8,611                --             8,611                     --                --
                                      --------          --------          --------          -------------          --------
Total commercial commitments          $937,978          $613,045          $ 18,565          $          --          $306,368
                                      --------          --------          --------          -------------          --------


Lines of credit are primarily revolving lines to home equity loan and business loan customers. The business lines of credit usually expire in less than one year and the home equity lines generally expire in 15 years.

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $26.1 million at December 31, 2003. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $5.6 million at December 31, 2003. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings.

Other commercial commitments are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management's credit evaluation of the counter-party.

Other commitments consists of a 5-year forward commitment to purchase the underlying collateral from a government agency pool in March 2005.

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

As a securities broker and dealer, Ryan Beck is engaged in various securities trading and brokerage activities servicing a diverse group of domestic corporations, governments, institutional, and individual investors. Ryan Beck has exposure to risk associated with the nonperformance of these counter-parties in fulfilling their contractual obligations.

In connection with the development of certain of Levitt communities, Levitt has established community development districts to access bond financing for the funding of infrastructure development and other projects within the community. No liability is recorded for the repayment of principal and interest on the bonds until a district levies assessments on the properties Levitt owns within the district. As of December 31, 2003, a development district in Tradition had $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of December 31, 2003, Levitt owned approximately 95% of the property in the district. See "Levitt Liquidity and Capital Resources"

Levitt has provided guarantees on $22.4 million of indebtedness for certain of its joint ventures. Based on the loans' collateral Levitt believes that it is not reasonably likely that any payments will be required under these guarantees. See "Levitt Liquidity and Capital Resources"

At December 31, 2003, the Company did not have any other off balance sheet arrangements that would have a material effect on the Company's consolidated financial statements.

The table below summarizes the Company's contractual obligations at December 31, 2003 (in thousands).


                                                                          Payments Due by Period
                                             ----------------------------------------------------------------------------------
                                                               Less Than                                              After 5
Contractual Obligations                        Total             1 Year          1-3 Years          4-5 Years           Years
-----------------------                      ----------        ----------        ----------        ----------        ----------
Time deposits                                $  802,462        $  474,063        $  292,497        $   35,489        $      413

Long-term debt                                  299,861             2,785               856                --           296,220
Notes, mortgage notes payable
  and development bonds payable                 127,505            13,926            51,992            59,626             1,961

Advances from FHLB (1)                          782,205            56,250            61,250           542,000           122,705

Operating lease obligations                      55,479            13,223            20,291            11,603            10,362

Pension obligation                               11,536                --             2,595             1,918             7,023

Purchase obligations                            146,652           146,652                --                --                --

Other obligations                                 7,229             7,229                --                --                --

Securities sold but not yet purchased            37,813            37,813                --                --                --
                                             ----------        ----------        ----------        ----------        ----------
Total contractual cash obligations           $2,270,742        $  751,941        $  429,481        $  650,636        $  438,684
                                             ----------        ----------        ----------        ----------        ----------


(1)      Payments due by period are based on contractual maturities.

Long-term debt primarily consists of the junior subordinated debentures issued by BankAtlantic Bancorp, as well as BankAtlantic's subordinated debentures and mortgage backed bonds. Notes, mortgage notes payable and development bonds related to Levitt's borrowings, primarily to its real estate acquisition and development loans, as well as BFC's Holding Company borrowings of approximately $15 million. Operating lease obligations represent minimum future lease payments under real estate, equipment leases, and rent commitments.

Securities sold but not yet purchased represent obligations of Ryan Beck to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices.

The pension obligation represents the accumulated benefit obligation of BankAtlantic Bancorp's defined benefit plan at December 31, 2003. The amount represents the estimated benefit payments through 2013, the majority of which will be funded through plan assets. The table does not include estimated benefit payments after 2013. The actuarial present value of projected accumulated benefit obligation was $23.1 million at December 31, 2003.

Purchase obligations consist of contracts to acquire real estate properties for development and sale; however, Levitt's liability for not completing the purchase of any such property is generally limited to the deposit Levitt makes under the relevant contract, none of which exceeds $500,000 individually. See "Levitt Liquidity and Capital Resources". Other obligations are legally binding agreements with vendors for the purchase of services and materials associated with the construction of BankAtlantic's corporate headquarters. The facility is expected to be completed in October 2004.

RELATED PARTY TRANSACTIONS

Alan B. Levan, President and Chairman of the Board of the Company also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp and BankAtlantic. Alan B. Levan is also Chairman of the Board of Bluegreen and Levitt. John E. Abdo, Vice Chairman of the Board of the Company also serves as Vice Chairman of the Board of Directors of BankAtlantic Bancorp, BankAtlantic, Levitt and Bluegreen, and is President of Levitt. Glen R. Gilbert, Executive Vice President of the Company also serves as Executive Vice President of Levitt.

These executive officers separately receive compensation from our affiliates for services rendered for such affiliates.

The Company's management fees from related parties for the years ended December 31, 2003, 2002 and 2001 consisted of (in thousands):

                          For the Years Ended December 31,
                          --------------------------------
                          2003          2002          2001
                          ----          ----          ----
Levitt                    $213           170            80
                          ====          ====          ====
Other affiliates          $ 10            41            44
                          ====          ====          ====

In connection with the Levitt spin-off, BankAtlantic Bancorp entered into a transitional services agreement with Levitt whereby BankAtlantic Bancorp will provide human resources, risk management and investor and public relation services and receive compensation for such services in an amount not in excess of the amount which would be charged by a third party. Additionally, BankAtlantic Bancorp entered into an employment matters agreement providing for the allocation of responsibility and liability between BankAtlantic Bancorp and Levitt with respect to the welfare and benefit plans for Levitt employees after the spin-off.

Also in connection with the spin-off of Levitt, BankAtlantic Bancorp converted a currently outstanding $30.0 million demand note owed by Levitt to BankAtlantic Bancorp to a five year term note with interest only payable monthly initially at a prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months. Prior to the spin-off, BankAtlantic Bancorp transferred its 1.2 million shares in Bluegreen to Levitt in exchange for $5.5 million note and additional shares of Levitt common stock (which additional shares were distributed as part of the spin-off transaction.) This note is due in one year, with principal and interest payable monthly. Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a five-year note with the same payment terms as the $30.0 million note described above. The above transactions were eliminated in the Company's consolidated financial statements.

The Company paid BankAtlantic approximately $67,000 during 2003 for office space used by the Company in BankAtlantic's headquarters and for miscellaneous administrative and other related expenses. BankAtlantic provided certain administrative services to Bluegreen in 2003 without receipt of payment for such services.

During the year ended December 31, 2003, BankAtlantic paid a subsidiary of Levitt a $540,000 management fee to operate and sell a residential construction property acquired by BankAtlantic through foreclosure. The property was sold to an unrelated developer during the fourth quarter of 2003.

In 1994, the Company agreed to participate in certain real estate opportunities with John E. Abdo and certain of his affiliates (the "Abdo Group"). Under the arrangement, the Company and the Abdo Group share equally in profits after interest earned by the Company on advances made by the Company. The Company bears any risk of loss under the arrangement with the Abdo Group. Pursuant to this arrangement, in December 1994, an entity controlled by the Company acquired from an unaffiliated seller approximately 70 acres of unimproved land known as the "Center Port" property in Pompano Beach, Florida. Through December 31, 2001, all of the project except for land under two pylon signs, a cell tower site and the lake had been sold to unaffiliated third parties for approximately $21.4 million and the Company recognized net gains from the sales of real estate of approximately $4.8 million. The Abdo Group received approximately $2.6 million in 2000 from the Company for their real estate sales profit participation.

During 1999 and 2000, the Company (without consideration of BankAtlantic Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company's interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, and therefore, they are consolidated in the Company's financial statements. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $5.1 million of capital was raised by these partnerships from unaffiliated third parties, as well as officers, directors and affiliates of the Company who invested approximately $4.4 million in the partnerships. The Company and the general partners retained ownership interests of approximately $1.8 million. Additionally, during 2001, approximately $895,000 of capital was raised from unaffiliated third parties by one of these partnerships and officers, directors and affiliates of the Company invested approximately $1.3 million in the partnership. The Company and the general partners retained ownership interests of approximately $3.8 million increasing the Company's total investment in these partnerships to an aggregate of $5.6 million. Of the $1.3 million invested by officers, directors and affiliates, Alan Levan and John Abdo each borrowed $500,000 from the Company on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company each borrowed $50,000 on a non-recourse basis to make their investments. Such amounts were still outstanding at the end of the year (except for John Abdo's $500,000 loan which is discussed below), bear interest at the prime rate plus 1% and are payable interest only annually with the entire balance due in February 2006. After the limited partners receive a specified return from the partnerships, the general partners are entitled to receive 20% of all cash distributions from the partnerships. The general partners are limited liability companies of which the members are: BFC Financial Corporation - 57.5%, John E. Abdo - 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0% and John E. Abdo, Jr. - 17.5%. Losses net of minority interests for the year ended December 31, 2003 were $1.8 million. At December 31, 2003, the Company's net investment in these partnerships was $626,000

On July 16, 2002, John Abdo borrowed $3.5 million from the Company on a recourse basis and paid off the previously described $500,000 loan due to the Company. The $3.5 million loan bears interest at the prime rate plus 1%, requires monthly interest payments, is due on demand and is secured by 2,127,470 shares of BFC Class A Common Stock and 370,750 shares of BFC Class B Common Stock.

An affiliated limited partnership, BankAtlantic Bancorp and affiliates of the Company are investors in a privately held technology company located in Boca Raton, Florida. The affiliated limited partnership invested $2 million in 219,300 shares in the technology company's common stock, which shares were acquired in October 2000 at a price per share of $9.12. At December 31, 2001, the carrying value of this investment by the limited partnership had been written down to $4.95 per share and in 2002, based on its performance, the technology company was written off entirely by the Company and Bancorp. BankAtlantic Bancorp invested $15 million in 3,033,386 shares of the technology company's common stock in cash and by issuance to the technology company of 748,000 shares of BankAtlantic Bancorp Class A Common Stock. BankAtlantic Bancorp's shares in the technology company were acquired in October 1999 at an average price per share of $4.95. Both Alan B. Levan and John E. Abdo became directors of the technology company in connection with the investment. Alan B. Levan owns or controls direct and indirect interests in an aggregate of 286,709 shares of the technology company common stock, purchased at an average price per share of $8.14 and Mr. John E. Abdo owns or controls direct and indirect interests in an aggregate of 368,408 shares of the technology company common stock purchased at an average price per share of $7.69. Jarett Levan, a director of BankAtlantic Bancorp and Executive Vice President of BankAtlantic, and Bruno DiGiulian, a director of BankAtlantic Bancorp have a 0.15% and 0.7% ownership interest, respectively, in the limited partnership. BFC and its affiliates collectively owned approximately 7% of the technology company's outstanding common stock at December 31, 2003. During 2001, Mr. Levan and Mr. Abdo resigned from the Board of Directors of the technology company and initiated a lawsuit on behalf of the Company and others against the founder of the technology company, personally, regarding his role. In early 2003, the technology company initiated a lawsuit against BankAtlantic Bancorp seeking to have a restrictive legend on its BankAtlantic Bancorp's Class A Common Stock removed. On March 24, 2004, the parties settled the pending litigation. Pursuant to the terms of the settlement, the affiliated limited partnership, BankAtlantic Bancorp and the other affiliates of the Company were given the opportunity to sell their respective investments in the technology company to a third party investor group for the amount of their initial investment. The investor group and the technology company also agreed to pay an additional amount equal to the legal expenses incurred and damages. The amounts paid by the technology company were paid by delivery of shares of BankAtlantic Bancorp Class A Common Stock owned by the technology company. BankAtlantic Bancorp sold its shares in the technology company for $15 million in cash, its original cost, and received compensation for legal expenses and damages consisting of $1.7 million in cash and return of 378,000 shares of BankAtlantic Bancorp Class A Common Stock. The affiliated limited partnership and other affiliates of the Company chose not to sell their shares in the technology company but recovered legal fees and damages. The affiliated limited partnership received $309,845 in cash and 50,422 shares of BankAtlantic Bancorp Class A Common Stock in connection with the settlement and the Company's other affiliates, without regard to their interests in the affiliated partnership, received in the aggregate $132,747 in cash and 29,413 shares of BankAtlantic Bancorp Class A Common Stock. The parties also exchanged releases and the pending litigation between the parties will be dismissed in connection with the settlement.

BankAtlantic Bancorp and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. ("Ruden, McClosky"), a law firm to which Bruno DiGiulian is of counsel. Fees aggregating approximately $110,000 were paid by BankAtlantic and $30,000 were paid by Ryan Beck to Ruden, McClosky in 2003. In addition, fees aggregating $1.1 million were paid to Ruden, McClosky by Levitt and Bluegreen in 2003. In 2002 and 2001, fees aggregating approximately $1.0 million and $793,000, respectively, were paid to the law firm by BankAtlantic and Levitt Corporation. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.

Since 2002, Levitt has utilized certain services of Conrad & Scherer, a law firm in which William R. Scherer, a member of Levitt's Board of Directors, is a member. Levitt paid fees aggregating $79,000 and $364,000 to this firm during the years ended December 31, 2003 and 2002, respectively.

Alan B. Levan, Jarett Levan and John E. Abdo have investments or are partners in real estate joint ventures with developers, in connection with other ventures, have outstanding loans from BankAtlantic or are joint venture partners with Levitt.

Certain of the Company's affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments.

The Company has a 49.5% interest and affiliates and third parties have a 50.5% interest in a limited partnership formed in 1979, for which the Company's Chairman serves as the individual General Partner. The partnership's primary asset is real estate subject to net lease agreements. The Company's cost for this investment, approximately $441,000, was written off in

1990 due to the bankruptcy of the entity leasing the real estate. During each of the years 2003 and 2002, the Company received distributions of approximately $25,000 from the partnership.

Florida Partners Corporation owns 133,314 shares of the Company's Class B Common Stock and 764,999 shares of the Company's Class A Common Stock. Alan B. Levan may be deemed to beneficially be the principal shareholder and is a member of the Board of Florida Partners Corporation. Glen R. Gilbert, Executive Vice President and Secretary of the Company holds similar positions at Florida Partners Corporation.

The BankAtlantic Foundation is a non-profit foundation established by BankAtlantic. During 2003, the Foundation made donations aggregating $364,530, including $25,000 to the Broward Community College Foundation (as the first installment of a 4-year commitment of $100,000 to the Will and Jo Holcombe Institute for Teaching and Learning), $15,000 to the Florida Grand Opera, $7,500 to the Leadership Broward Foundation, $7,500 to Nova Southeastern University (including $5,000 as the first installment of a 5-year, $25,000 commitment to the Wayne Huizenga School of Business and $2,500 to Nova Southeastern University Libraries); $4,250 to ArtServe, $3,000 to the Broward Performing Arts Foundation and $2,000 to the Museum of Art of Ft. Lauderdale. In addition to the contributions made by the BankAtlantic Foundation, BankAtlantic made certain direct contributions. In 2003 BankAtlantic made donations of $11,500 to the Broward Community College Foundation, $10,963 to the Urban League of Broward County, $6,000 to ArtServe, $1,160 to United Way of Broward County and $900 to the Leadership Broward Foundation. Alan B. Levan sits on the Boards of the Broward Community College Foundation, the Florida Grand Opera and Nova Southeastern University, Jarett Levan sits on the Boards of the Leadership Broward Foundation and ArtServe and the Board of Governors of the Museum of Art of Ft. Lauderdale, John E. Abdo is President of the Broward Performing Arts Foundation, Dr. Willis Holcombe sits on the Boards of the Broward Community College Foundation and the Urban League of Broward County. In addition both D. Keith Cobb and Lloyd DeVaux sit on the Board of the United Way of Broward County which may further provide funds to these entities.

During fiscal 2003, Jarett Levan, a director and son of director, president and CEO Alan B. Levan, was employed by BankAtlantic as Chief Marketing Officer and was paid approximately $211,000 for his services. Alan B. Levan's daughter, Rachelle Levan Margolis, served as executive director of the BankAtlantic Foundation and received approximately $43,000 for the year. For the years ended December 31, 2002 and 2001, Jarett Levan received approximately $170,000 and $145,000, respectively, while Rachelle Levan Margolis received approximately $102,000 and $88,000, respectively.

Included in BFC's other assets at December 31, 2003 and 2002 were approximately $138,000 and $391,000, respectively due from affiliates.

CRITICAL ACCOUNTING POLICIES

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, the valuation of real estate held for development and equity method investments and accounting for contingencies. The seven accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities; (iii) impairment of goodwill and other intangible assets; (iv) impairment of long-lived assets; (v) real estate held for development and sale and equity method investments, (vi) accounting for business combinations and
(vii) accounting for contingencies. We have discussed the critical accounting estimates outlined below with our audit committee of our board of directors, and the audit committee has reviewed our disclosure. See note 1, Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements, for a detailed discussion of our significant accounting policies.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses consists of three components. The first component requires the identification of impaired loans based on management's classification and, if necessary, assign a valuation allowance to the impaired loans. A loan is deemed impaired when collection of principal and interest based on the contractual terms of the loan is not likely to occur. Most loans do not have an observable market price and an estimate of the collection of contractual cash flows is based on the judgment of management. Valuation allowances are established on loans that are collateral-dependent based on management's estimated fair value of the collateral less the cost to dispose of the collateral. Valuation allowances are established on unsecured loans based on the present value of expected future cash flows, discounted at the note's effective rate. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. It is likely that materially different results would be obtained if different assumptions or conditions were to prevail. This would include updated information that came to management's attention about the loans or a change in the current economic environment. As a consequence of the estimates and assumptions required to calculate the first component of the allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial position and results of operations.


The second component of the allowance requires the grouping of loans and leases that have similar credit risk characteristics so as to form a basis for predicting losses based on historical data and delinquency trends as it relates to the group. Management assigns an allowance to these groups of loans by utilizing observable data such as historical loss experiences, trends in the industry, static pool analysis, delinquency trends and credit scores. These loss experiences assigned to loan groups are primarily based on historical data and current delinquency trends. As a consequence, there may be a lag in the adjustment to historical loss experiences when there is a significant change in observable data in subsequent periods. A subsequent change in observable data trends may result in material changes in this component of the allowance from period to period.

The third component of the allowance is the unassigned portion of the allowance. This component addresses certain industry and geographic concentrations, the view of regulators, and changes in the composition of the loan portfolio. This component requires substantial management judgment in adjusting the allowance for the changes in the current economic climate compared to the economic environment that existed historically. Due to the subjectivity involved in the determination of the unassigned portion of the allowance, the relationship of the unassigned component to the total allowance may fluctuate substantially from period to period.

Management believes that the allowance for loan losses reflects management's best estimate of incurred credit losses as of the balance sheet date. As of December 31, 2003, the allowance for loan losses was $46.7 million. See "Provision for Loan Losses" for a discussion on the amounts of the allowance assigned to each loan product and the amount of the unassigned allowance. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas where loans are located. These uncertainties are beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments and information available to them at the time of their examination.

On an on-going basis, the loan portfolio is monitored based on the loan mix, credit quality, historical trends and economic conditions. As a consequence, the allowance for loan losses estimates will change from period to period. A measure of this change is the ratio of the allowance for loan losses to total loans. This ratio has declined from 1.66% at December 31, 2000 to 1.28% at December 31, 2003. If the historical loss experience in the assigned portion of the allowance for loan losses was increased or decreased by 25 basis points at December 31, 2003, pre-tax earnings before minority interest are estimated to increase or decrease by approximately $9 million.

VALUATION OF SECURITIES AND TRADING ACTIVITIES

We record securities available for sale, securities owned and derivative instruments in our statement of financial condition at fair value. The following three methods are used for valuation: obtaining market price quotes, using a price matrix, and applying a management valuation model.

The following table provides the sources of fair value for securities available for sale, securities owned and derivative instruments at December 31, 2003 (in thousands):


                                                   National
                                                 Market Price           Price             Valuation
                                                    Quotes              Matrix              Model             Total
                                                 ------------          ---------          ---------          ---------
SECURITIES AVAILABLE FOR SALE
  Mortgage-backed securities                       $      --           $ 338,751          $      --          $ 338,751
  Other securities                                        --                  --              1,335              1,335
  Equity securities                                   20,356                  --                 --             20,356
                                                   ---------           ---------          ---------          ---------
Total securities available for sale                   20,356             338,751              1,335            360,442
                                                   ---------           ---------          ---------          ---------

BROKERAGE INDUSTRY SECURITIES
  Securities owned                                   124,565                  --                 --            124,565
  Securities sold not yet purchased                  (37,813)                 --                 --            (37,813)
                                                   ---------           ---------          ---------          ---------
TOTAL BROKERAGE INDUSTRY SECURITIES                   86,752                  --                 --             86,752
                                                   ---------           ---------          ---------          ---------
Interest rate swap contracts                              --                  --                 13                 13
                                                   ---------           ---------          ---------          ---------
TOTAL                                              $ 107,108           $ 338,751          $   1,348          $ 447,207
                                                   =========           =========          =========          =========


Equity securities available for sale trade daily on various stock exchanges and are primarily exchange-traded mutual funds. The fair value of these securities in our statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. Equity securities available for sale are adjusted to fair value monthly with a corresponding increase or decrease, net of income taxes, to other comprehensive income. Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value.


A third-party service provides a price matrix fair value of debt securities available for sale. The pricing matrix computes a fair value of debt securities based on inputting the securities' coupon rate, maturity date and estimates of future prepayment rates. The valuations obtained from the pricing matrix are not actual transactions and will not be the actual amount realized upon sale. It is likely that results would vary materially if different interest rate and prepayment assumptions were used in the valuation. Debt securities available for sale are adjusted to fair value monthly with a corresponding increase or decrease, net of income taxes, to other comprehensive income.

Securities and future contracts to purchase residential loans that are not listed on an exchange, and broker quotes that cannot be obtained are valued based on a valuation model. Management estimates the valuation of these securities and contracts based on market information available, principally reviewing the issuer's financial statements and obtaining recent trades of similar securities. This evaluation requires a significant amount of judgment in assessing the estimated fair value. These estimates would be significantly different if the assumptions concerning credit quality and projected cash flows were changed.

At December 31, 2003, the fair value and net unrealized gain associated with securities available for sale was $360.4 million and $10.3 million, respectively. If interest rates were to decline by 200 basis points, the fair value of the securities available for sale portfolio is estimated to increase by $8 million. In contrast, if interest rates were to increase by 200 basis points, the fair value of securities is estimated to decline by $9.1 million. The above changes in value are based on various assumptions concerning prepayment rates and shifts in the interest rate yield curve. Significantly different results are likely if these assumptions were changed. At December 31, 2002 and 2001, securities available for sale had a fair value of $713.1 million and $857.9 million, respectively, and unrealized gains were $22.9 million and $30.4 million, respectively.

Securities owned and securities sold but not yet purchased are accounted for at fair value with changes in fair value included in earnings. The fair value of these securities is determined by obtaining security values from various sources, including dealer price quotations and price quotations for similar instruments traded and management estimates. The majority of the securities owned are listed on national markets or market quotes can be obtained from brokers. The fair values of securities owned and securities sold but not yet purchased are highly volatile and are largely driven by general market conditions and changes in the market environment. The most significant factors affecting the valuation of securities owned and securities sold but not yet purchased is the lack of liquidity and credit quality of the issuer. Lack of liquidity results when trading in a position or a market sector has slowed significantly or ceased and quotes may not be available.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are tested for impairment annually. The test consists of determining the fair value of the reporting units and compares the reporting units' fair value to its carrying value. The fair values of the reporting units are estimated using discounted cash flow present value techniques and management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods would yield different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management's valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At September 30, 2003 (the goodwill impairment testing date) the fair value of the reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of the reporting units declines below the carrying amount, the second step of the impairment test would be performed. This step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. This allocation would include core deposit intangible assets that are currently not recognized on our financial statements. These unrecognized assets might result in a significant impairment of goodwill. At December 31, 2003, total goodwill and other intangible assets were $88.7 million. The fair value of our reportable segments assigned goodwill exceeds the carrying value by $261 million, $69 million, $36 million and $8.4 million for commercial banking, bank investments, community banking, and Ryan Beck, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows as well as evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques. At December 31, 2003, total property and equipment was $93.7 million.

Near the end of 2004, BankAtlantic expects to relocate its new corporate headquarters. It is the intention of BankAtlantic's management to sell the land and building that comprise its current headquarters, and the facility is considered "held and used" with a book value of $3.9 million at December 31, 2003. Based upon property values indicated by the property's latest tax assessments, management believes the carrying value of the facility is recoverable.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND EQUITY METHOD INVESTMENTS

Real estate held for development and sale consists of the combined activities of Levitt and its subsidiaries as well as the activities of a 50% owned real estate joint venture in which BankAtlantic Bancorp is the primary beneficiary as defined by FIN 46. As a consequence of the implementation of FIN 46 on July 1, 2003, the Company consolidated Riverclub in its financial statements effective January 1, 2003. In periods prior to 2003, Riverclub was accounted for on the equity method. Also included in real estate held for development and sale is the Company's real estate, which includes Burlington Manufacturers Outlet Center, a shopping center in North Carolina and the unsold land at the commercial development, known as Center Port in Pompano Beach, Florida. At December 31, 2003 and 2002, real estate held for development and sale was $283.3 million and $204.5 million, respectively.

Real estate held for development and sale includes land acquisition costs, land development costs, interest and other construction costs, all of which are accounted for in our financial statements at accumulated cost or when circumstances indicate that the inventory is impaired at estimated fair value. Estimated fair value is based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances that may affect fair value, including management's plans for the property. Due to the large acreage of land holdings, disposition in the normal course of business is expected to extend over a number of years. Uncertainties associated with the economy, interest rates and the real estate market in general may significantly change the valuation of our real estate investments.

Land and indirect land development costs are accumulated and allocated to various parcels or housing units using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Other capitalized costs consist of capitalized interest, real estate taxes, tangible selling costs, local government fees and field overhead incurred during the development and construction period. Start-up costs and selling expenses are expensed as incurred. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is amortized to cost of sale as related homes, land and units are sold.

Revenue and all related costs and expenses from home and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when other sale and profit recognition criteria are satisfied as required under accounting principles generally accepted in the United States of America for real estate transactions. In order to properly match revenues with expenses, we estimate construction and land development costs incurred but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas. The accuracy of estimates are monitored by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and making modifications to the estimates based on these comparisons. We do not expect the estimation process to change in the future nor do we expect actual results to materially differ from such estimates.

We account for joint ventures in which we have a 50% or less ownership interest or a less than controlling interest using the equity method of accounting. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the Company's share of the joint venture's earnings or losses. Joint venture investments and Levitt's investment in Bluegreen are evaluated annually for other than temporary declines in value. Evidence of other than temporary declines in value includes the inability of the investee venture to sustain an earnings capacity that would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions. At December 31, 2003 and 2002, investments and advances to unconsolidated subsidiaries was $106 million and $112.6 million, respectively. At December 31, 2003, investments and advances to unconsolidated subsidiaries includes Levitt's investment in Bluegreen of $70.9 million and $23.2 million in loans due to BankAtlantic from Levitt's joint ventures.

ACCOUNTING FOR BUSINESS COMBINATIONS

The Company accounts for business combinations, such as the Community acquisition, the Bluegreen equity investment and the Gruntal transaction, based on the purchase method of accounting. The purchase method of accounting requires to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

In connection with the acquisition of Community and shares of Bluegreen, net fair value adjustments excluding goodwill and other intangible assets were recorded of $21.9 million and $2.1 million, respectively. This amount will affect future earnings through the disposition and amortization of the underlying assets and liabilities.

CONTINGENT LIABILITIES

Contingent liabilities consist of Ryan Beck arbitration proceedings, litigation and tax reserves and other claims arising from the conduct of our business activities. The Company is also subject to the customary obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. We have established reserves for legal and other claims when it becomes probable that we will incur a loss and the loss is reasonably estimated. We have attorneys, consultants and other professionals assessing the probability of the estimated amounts. Changes in these assessments can lead to changes in the recorded reserves and the actual costs of resolving the claims may be substantially higher or lower than the amounts reserved for the claim. The reserving for contingencies is based on management's judgment on uncertain events in which changes in circumstances could significantly affect the amounts recorded in the Company's financial statements. At December 31, 2003, total reserves for contingent liabilities included in other liabilities were $6.7 million.

DIVIDENDS

The Company has not paid cash dividends since its inception. As stated above, a source of the Company's liquidity is dividends from BankAtlantic Bancorp. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp management has stated that it intends to pay regular quarterly cash dividends on its common stock. BankAtlantic Bancorp's payment of dividends may be limited by the terms of applicable indentures and the availability of funds for dividend payments. The availability of funds depends upon BankAtlantic's ability to pay dividends to BankAtlantic Bancorp. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels, retained net income and net income. See "Regulation and Supervision - Limitation on Capital Distributions."

Levitt has never paid regular cash dividends on its common stock. From time to time, Levitt has indicated that it intends to evaluate the payment of regular cash dividends on its common stock in the future based upon its results of operations, financial condition, cash requirements and prospects. There is no assurance that Levitt will declare any cash dividends in the foreseeable future. Levitt's ability to pay dividends is restricted by certain covenant restrictions contained in the indentures and loan agreements that govern the terms of its debt.

IMPACT OF INFLATION

The financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, the majority of our assets and liabilities are monetary in nature, as it relates to our subsidiary, BankAtlantic Bancorp. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully under the section entitled "Consolidated Interest Rate Risk" In Item 7A below.

As it relates to our real estate, inflation can have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates, as well as increased materials and labor costs may reduce gross margins. In recent years, the increases in these costs have followed the general rate of inflation and hence have not had a significant adverse impact on us. In addition, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONSOLIDATED MARKET RISK

Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

CONSOLIDATED INTEREST RATE RISK

The majority of BankAtlantic Bancorp assets and liabilities are monetary in nature subjecting BankAtlantic Bancorp to significant interest rate risk which would arise if the relative values of each of its assets and liabilities change in conjunction with a general rise or decline in interest rates. BankAtlantic Bancorp has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring its potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 2003 resulting from a change in interest rates. Interest rate sensitive instruments included in the model are:

         o   Loans,
         o   Debt securities available for sale,
         o   Investment securities,
         o   FHLB stock,
         o   Federal funds sold,
         o   Deposits,
         o   Advances from FHLB,
         o   Securities sold under agreements to repurchase,
         o   Federal funds purchased,
         o   Subordinated debentures,
         o   Notes and bonds payable,
         o   Interest rate swaps,
         o   Forward contracts,
         o   Junior subordinated debentures, and
         o   Off-balance sheet loan commitments.

The model calculates the net potential gains and losses in net portfolio fair value by:

    i. discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts and derivatives at market rates to determine fair values at December 31, 2003,

    ii. discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values; and

    iii. calculating the difference between the fair value calculated in (i) and
         (ii).


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

Subordinated debentures, notes and bonds payable and junior subordinated debentures were valued for this purpose based on their contractual maturities or redemption date. BankAtlantic Bancorp's interest rate risk policy has been approved by the Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management of BankAtlantic Bancorp has maintained the portfolio within these established tolerances.

Certain assumptions by BankAtlantic Bancorp in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:

         o   Interest rates,
         o   Loan prepayment rates,
         o   Deposit decay rates,
         o Market values of certain assets under various interest rate scenarios, and
         o   Re-pricing of certain borrowings.

The prepayment assumptions used in the model are:

         o   Fixed rate mortgages                        60%
         o   Fixed rate securities                       35%
         o   Tax certificates                            10%
         o   Adjustable rate mortgages                   62%
         o   Adjustable rate securities                  65%

Deposit runoff assumptions used in the model are as follows:


                                                                Within         1-3           3-5          Over 5
                                                                1 Year        Years         Years         Years
                                                                ------        -----         -----         -------
Money fund savings accounts decay rates                           17%           17%          16%           14%
NOW and savings accounts decay rates                              37%           32%          17%           17%



The tables below measure changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down. It was also assumed that delinquency rates would not change as a result of changes in interest rates, although there is no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that BankAtlantic Bancorp assets and liabilities would perform as indicated in the tables. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated. Furthermore, the results of the calculations in the tables are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which may be taken in the future.

Presented below is an analysis of the impact of changes in interest rates on BankAtlantic Bancorp's net portfolio value at December 31, 2003 (dollars in thousands):

                          Net Portfolio
      Changes                 Value               Dollar
      in Rate                 Amount              Change
      -------             --------------         --------
      +200 bp               $470,869             $ 17,666
      +100 bp               $482,543             $ 29,340
         0                  $453,203             $     --
      -100 bp               $408,921             $(44,282)
      -200 bp               $391,156             $(62,047)

Presented below is an analysis of the impact of changes in interest rates on BankAtlantic Bancorp's net portfolio value at December 31, 2002 (dollars in thousands):

                        Net Portfolio
     Changes                Value                  Dollar
     in Rate               Amount                  Change
     -------            -------------             ----------
     +200 bp              $531,932                 $  66,530
     +100 bp              $512,530                 $  47,128
        0                 $465,402                 $      --
     -100 bp              $404,404                 $ (60,998)
     -200 bp              $341,066                 $(124,336)

Levitt is also subject to interest rate risk on its long-term debt. At December 31, 2003, Levitt had $109 million in borrowings (excluding $18.1 million and $43.5 million of borrowings due to BankAtlantic and BankAtlantic Bancorp, respectively, which amounts were eliminated in consolidation) with adjustable rates tied to the prime rate and/or the London Interbank Offered Rate and $3.5 million in borrowings with fixed rates. Consequently, for debt tied to an indexed rate, changes in interest rates may affect earnings and cash flows, but generally would not impact the fair value of such debt. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flow. Based upon the amount of variable rate debt outstanding at December 31, 2003 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase interest incurred by approximately $1.1 million per year.

INTEREST RATE SENSITIVITY

Changes in interest rates can impact net interest income as well as the valuation of our assets and liabilities, as the relative spreads between assets and liabilities can widen or narrow due to changes in the overall levels of and changes in market interest rates.

BankAtlantic Bancorp's profitability is dependent to a large extent on net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income. While BankAtlantic Bancorp attempted to structure asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, such strategy may not be successful.

Generally, as interest rates fall, loan prepayments accelerate. Prepayments in a declining interest rate environment reduce net interest income and adversely impact earnings due to accelerated amortization of loan premiums and the reinvestment of proceeds from these loan payoffs at lower rates. Significant loan prepayments in BankAtlantic Bancorp's purchased residential loan portfolio in the future could have an adverse effect on future earnings.

EQUITY PRICE RISK

The portfolio of equity securities and exchange traded mutual funds held by the Company and its consolidated subsidiaries are subject to equity pricing risks which would arise as the relative values of the equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of available for sale securities at December 31, 2003 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands).

                      Available
     Percent          for Sale
    Change in        Securities            Dollar
   Fair Value        Fair Value            Change
   ----------        ----------           -------
       20%             $24,427            $ 4,071
       10%             $22,392            $ 2,036
       0%              $20,356            $    --
      -10%             $18,320            $(2,036)
      -20%             $16,285            $(4,071)

Excluded from the above table is $1.8 million and $750,000 of investments in private companies held by BankAtlantic Bancorp and BFC, respectively, for which no current market exists. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk.

RYAN BECK'S MARKET RISK

BankAtlantic Bancorp, through its broker/dealer subsidiary Ryan Beck, is exposed to market risk arising from trading and market making activities. Ryan Beck's market risk is the potential change in value of financial instruments caused by fluctuations in interest rates, equity prices, credit spreads or other market forces.

Ryan Beck's management attempts to monitor risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk, ("VaR") is the principal statistical method utilized. This method measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. Ryan Beck began using VaR on January 31, 2003. Substantially all of Ryan Beck's trading inventory is subject to measurement using VaR.

Ryan Beck uses an historical simulation approach to measuring VaR using a 99% confidence level, a one-day holding period and the most recent three months average volatility. The 99% VaR means that, on average, one would not expect to exceed such loss amount more than one time every one hundred trading days if the portfolio were held constant for a one-day period.
Modeling and statistical methods rely on approximations and assumptions that could be significant under certain circumstances. As such, the risk management process also utilizes other methods such as analysis of interest rate sensitivity and stress testing.

The following table sets forth the high, low and average VaR for Ryan Beck during the period January 31, 2003 to December 31, 2003, and adjusted for discontinued operations (in thousands).

                                 High             Low            Average
                               -------          -------          -------
VaR                            $ 1,285          $    16          $   531
Aggregate Long Value           $68,995          $42,364          $66,809
Aggregate Short Value          $19,570          $60,602          $36,495

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants of PricewaterhouseCoopers LLP

Independent Auditors' Report of KPMG LLP

Financial Statements:

         Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

         Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2003

         Consolidated Statements of Shareholders' Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2003

         Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2003

         Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows presents fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 30, 2004

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
BFC Financial Corporation:

We have audited the accompanying consolidated statement of financial condition of BFC Financial Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BFC Financial Corporation and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002 and for derivative instruments and hedging activities in 2001.



KPMG LLP

Fort Lauderdale, Florida
February 3, 2003

                   BFC Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                           December 31, 2003 and 2002
                        (In thousands, except share data)


                                                                                  2003                2002
                                                                                ----------          ----------
                             ASSETS

Cash and due from depository institutions                                       $  143,542          $  202,432
Federal funds sold and securities purchased under resell agreements                     --              50,145
Securities owned (at fair value)                                                   124,565             186,454
Securities available for sale (at fair value)                                      360,442             713,131
Investment securities and tax certificates (approximate fair value:
    $192,706 and $(212,698)                                                        192,706             212,240
Federal Home Loan Bank stock, at cost which approximates fair value                 40,325              64,943
Loans receivable, net of allowance for loan losses of
    $46,667 and $49,094                                                          3,611,612           3,377,870
Accrued interest receivable                                                         27,912              34,050
Real estate held for development and sale                                          283,272             204,497
Investments in and advances to unconsolidated subsidiaries                         106,048             112,599
Office properties and equipment, net                                                93,654              92,784
Deferred tax asset, net                                                                 --              12,119
Goodwill                                                                            76,674              78,612
Core deposit intangible asset                                                       11,985              13,757
Other assets                                                                        62,707              60,300
                                                                                ----------          ----------
      Total assets                                                              $5,135,444          $5,415,933
                                                                                ==========          ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Interest bearing deposits                                                       $2,413,106          $2,457,837
Non-interest bearing deposits                                                      645,036             462,718
                                                                                ----------          ----------
  Total deposits                                                                 3,058,142           2,920,555
Advances from FHLB                                                                 782,205           1,297,170
Securities sold under agreements to repurchase                                     120,874             116,279
Subordinated debentures, notes and bonds payable                                   164,100             209,068
Guaranteed preferred beneficial interests in BankAtlantic Bancorp's
  Junior Subordinated Debentures                                                        --             180,375
Junior subordinated debentures                                                     263,266                  --
Securities sold not yet purchased                                                   37,813              38,003
Due to clearing agent                                                                8,583              78,791
Deferred tax liabilities, net                                                        2,895                  --
Other liabilities                                                                  191,933             132,780
                                                                                ----------          ----------
  Total liabilities                                                              4,629,811           4,973,021
                                                                                ----------          ----------

Minority interest                                                                  419,958             365,501

Shareholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                        --                  --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 13,884,470  in 2003 and 6,474,994 in 2002                     126                  58
Class B common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 2,534,426 in 2003 and 2,362,157 in 2002                        23                  21
Additional paid-in capital                                                          24,654              24,077
Retained earnings                                                                   59,342              52,387
                                                                                ----------          ----------
  Total shareholders' equity before
    accumulated other comprehensive income                                          84,145              76,543
Accumulated other comprehensive income                                               1,530                 868
                                                                                ----------          ----------
  Total shareholders' equity                                                        85,675              77,411
                                                                                ----------          ----------

 Total liabilities and shareholders' equity                                     $5,135,444          $5,415,933
                                                                                ==========          ==========


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
     For each of the years in the three year period ended December 31, 2003
                      (In thousands, except per share data)



                                                                                  2003                2002                2001
                                                                                ---------           ---------           ---------
INTEREST INCOME:
Interest and fees on loans and leases                                           $ 207,212           $ 222,170           $ 237,304
Interest and dividends on securities available for sale                            24,572              42,457              52,956
Interest and dividends on other investment securities                              19,653              32,562              32,171
Interest and dividends on other investments and securities owned                   10,437               7,511               3,570
                                                                                ---------           ---------           ---------
        Total interest income                                                     261,874             304,700             326,001
                                                                                ---------           ---------           ---------
INTEREST EXPENSE:
Interest on deposits                                                               36,189              62,777              85,668
Interest on advances from FHLB                                                     57,299              62,412              60,472
Interest on securities sold under agreements to repurchase and federal
  funds purchased                                                                   2,914               6,546              24,270
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in BankAtlantic Bancorp's junior
  subordinated debentures                                                          25,867              26,140              24,177
Capitalized interest on real estate developments and joint ventures                (8,884)             (5,997)             (5,749)
                                                                                ---------           ---------           ---------
        Total interest expense                                                    113,385             151,878             188,838
                                                                                ---------           ---------           ---------
NET INTEREST INCOME                                                               148,489             152,822             137,163
(Recovery from) provision for loan losses                                            (547)             14,077              16,905
                                                                                ---------           ---------           ---------
NET INTEREST INCOME AFTER (RECOVERY FROM) PROVISION FOR LOAN LOSSES               149,036             138,745             120,258
                                                                                ---------           ---------           ---------
NON-INTEREST INCOME:
Investment banking income                                                         207,788             130,738              43,436
Service charges on deposits                                                        40,569              26,479              16,372
Other service charges and fees                                                     19,318              14,087              14,731
Gains on sales of real estate developed for sale, net                              79,269              48,133              35,040
Income from unconsolidated real estate subsidiaries                                10,126               9,327               2,888
Securities activities, net                                                         (1,110)              8,578               7,124
Impairment of securities                                                           (3,071)            (20,384)             (7,905)
Gains on sales of loans, net                                                          122               1,840                  60
Other                                                                              13,438              10,410               9,542
                                                                                ---------           ---------           ---------
        Total non-interest income                                                 366,449             229,208             121,288
                                                                                ---------           ---------           ---------
NON-INTEREST EXPENSE:
Employee compensation and benefits                                                249,338             183,294              96,352
Occupancy and equipment                                                            40,109              39,272              29,224
Advertising and promotion                                                          16,868              13,603               7,897
Selling, general and administrative expenses                                       16,504              12,008              12,437
Amortization of goodwill and other intangible assets                                1,772               1,360               4,073
Impairment of  goodwill                                                                --                  --               6,624
Restructuring charge and impairment write-downs                                       257               1,007                 331
Cost associated with debt redemption                                               12,543               3,125                 389
Acquisition related charges and impairments                                            --               4,925                  --
Professional fees                                                                  17,846               8,599               7,794
Communications                                                                     13,783              10,152               3,291
Floor broker and clearing fees                                                      9,227               8,192               2,796
Other                                                                              36,100              32,115              22,363
                                                                                ---------           ---------           ---------
        Total non-interest expense                                                414,347             317,652             193,571
                                                                                ---------           ---------           ---------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST,
   DISCONTINUED OPERATIONS, EXTRAORDINARY ITEMS
   AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                      101,138              50,301              47,975
Provision for income taxes                                                         44,166              17,993              25,260
Minority interest in income of consolidated subsidiaries                           51,093              38,294              18,379
                                                                                ---------           ---------           ---------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY ITEMS
  AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                         5,879              (5,986)              4,336
Discontinued operations,
   less income tax (benefit) provision  of $(517) in 2003
   and $303 in 2002                                                                 1,143               2,536                  --
Extraordinary items, less income taxes of $2,771                                       --              23,749                  --
Cumulative effect of a change in accounting principle, less
    income tax (benefit) provision of  $(1,246) in 2002
    and $683 in 2001                                                                   --             (15,107)              1,138
                                                                                ---------           ---------           ---------
NET INCOME                                                                          7,022               5,192               5,474
Amortization of goodwill, net of tax and minority interest                             --                  --                 735
                                                                                ---------           ---------           ---------
NET INCOME ADJUSTED TO EXCLUDE GOODWILL AMORTIZATION                            $   7,022           $   5,192           $   6,209
                                                                                =========           =========           =========

                                                                                                                      (CONTINUED)


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
     For each of the years in the three year period ended December 31, 2003
                     (In thousands, except per share data)


                                                                                  2003                2002               2001
                                                                                ---------           ---------           ---------
Earnings per share:
Basic earnings (loss) per share before discontinued operations, extraordinary items and cumulative effect of
  a change in accounting principle                                              $    0.40           $   (0.42)          $    0.30
Basic earnings per share from discontinued operations                                0.08                0.18                  --
Basic earnings per share from extraordinary items                                      --                1.65                  --
Basic (loss) earnings per share from cumulative effect
  of a change in accounting principle                                                  --               (1.05)               0.08
                                                                                ---------           ---------           ---------
Basic earnings per share                                                             0.48                0.36                0.38
Basic earnings per share from amortization of goodwill                                 --                  --                0.05
                                                                                ---------           ---------           ---------
Basic earnings per share adjusted to exclude goodwill amortization              $    0.48           $    0.36           $    0.43
                                                                                =========           =========           =========


Diluted earnings (loss) per share before discontinued operations, extraordinary items and cumulative effect of
  a change in accounting principle                                              $    0.32           $   (0.43)          $    0.21
Diluted earnings per share from discontinued operations                              0.07                0.17                  --
Diluted earnings per share from extraordinary items                                    --                1.62                  --
Diluted (loss) earnings per share from cumulative effect
  of a change in accounting principle                                                  --               (1.03)               0.07
                                                                                ---------           ---------           ---------
Diluted earnings per share                                                           0.39                0.33                0.28
Diluted earnings per share from amortization of goodwill                               --                  --                0.04
                                                                                ---------           ---------           ---------
Diluted earnings per share adjusted to exclude goodwill amortization            $    0.39           $    0.33           $    0.32
                                                                                =========           =========           =========

Basic weighted average number of common shares outstanding                         14,604              14,370              14,298

Diluted weighted average number of common and common
  equivalent shares outstanding                                                    16,660              14,370              15,764





          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
     For each of the years in the three year period ended December 31, 2003
                                 (In thousands)


                                                                                               Accumulated
                                                                                                 Other
                                                                                                 Compre-
                                                 Compre-     Class A    Class B    Additional    hensive
                                                 hensive     Common      Common      Paid-in     Retained     Income
                                                 Income       Stock       Stock      Capital     Earnings     (Loss)    Total
                                                 -------     -------     -------   ----------- ----------     ------    -------
BALANCE, DECEMBER 31, 2000                                   $    58          21      25,788      41,721      5,027     72,615
 Net income                                      $ 5,474          --          --          --       5,474         --      5,474
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale, net of tax  of $987       (1,570)
   Accumulated losses associated with
     cash flow hedges, net of tax of $200           (319)
    Reclassification adjustment
     for cash flow hedges , net of tax               129
    Reclassification adjustment
     for net gain included in
     net income, net of tax of $360                 (575)
                                                 -------
 Other comprehensive loss                         (2,335)         --          --          --         --     (2,335)     (2,335)
                                                 -------
Comprehensive income                             $ 3,139
                                                 =======
Net effect of Bancorp capital
 transactions, net of income taxes                                --          --      (1,636)         --         --     (1,636)
Issuance of common stock                                          --          --          23          --         --         23
Tax effect relating to the exercise
  of stock options                                                --          --          31          --         --         31
                                                             -------     -------     -------    -------    -------     -------
BALANCE, DECEMBER 31, 2001                                   $    58          21      24,206      47,195      2,692     74,172
 Net income                                      $ 5,192          --          --          --      5,192         --       5,192

 Other comprehensive income,
   net of tax:
   Unrealized gains on securities
    available for sale, net of tax of $153           244
   Increase in minimum pension liability,
    net of tax of $650                            (1,035)
   Unrealized losses associated
    with investment in  unconsolidated
    real estate subsidiary, net of tax of $39        (62)
   Accumulated loss associated with
    cash flow hedges, net of tax of $80             (127)
    Reclassification adjustment
     for cash flow hedges, net of tax                (74)
    Reclassification adjustment for net gain
     included in net income, net of tax of          (770)
                                                 -------
 Other comprehensive loss                         (1,824)         --          --          --         --     (1,824)     (1,824)
                                                 -------
Comprehensive income                             $ 3,368
                                                 =======
Net effect of Bancorp capital
 transactions, net of income taxes                                --          --         (15)         --         --        (15)
Retirement of Class B common stock                                --          (1)       (318)         --         --       (319)
Issuance of Class B common stock                                  --           1         144          --         --        145
Tax effect relating to the exercise
  of stock options                                                --          --          60          --         --         60
                                                             -------     -------     -------     -------    -------    -------
BALANCE, DECEMBER 31, 2002                                   $    58          21      24,077      52,387        868     77,411
                                                             =======     =======     =======     =======    =======    =======

                                                                                                                   (CONTINUED)



          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
     For each of the years in the three year period ended December 31, 2003
                                 (in thousands)



                                                                                               Accumulated
                                                                                                 Other
                                                                                                 Compre-
                                                 Compre-     Class A    Class B    Additional    hensive
                                                 hensive     Common      Common      Paid-in     Retained     Income
                                                 Income       Stock       Stock      Capital     Earnings     (Loss)    Total
                                                 -------     -------     -------   ----------- ----------     ------    -------
BALANCE, DECEMBER 31, 2002                                   $    58          21      24,077      52,387        868     77,411
 Net income                                      $ 7,022          --          --          --       7,022         --      7,022
 Other comprehensive income,
   net of tax:
   Unrealized loss on securities
    available for sale, net of tax of $620          (988)
   Decrease in minimum pension liability,
    net of tax of $639                             1,018
   Unrealized gain associated
    with investment in unconsolidated
    real estate subsidiary, net of tax of $79        121
   Accumulated gain associated with
    cash flow hedges, net of tax of $198             315
    Reclassification adjustment
     for cash flow hedges, net of tax                 70
    Reclassification adjustment
     for net losses  included
     in net income, net of tax of $85                126
                                                 -------
 Other comprehensive income                          662          --          --          --          --        662        662
                                                 -------
Comprehensive income                             $ 7,684
                                                 =======
Net effect of subsidiaries capital
 transactions, net
 of income taxes                                                  --          --        (252)         --         --       (252)
Common stock splits                                               67          --          --         (67)        --         --
Issuance of common stock                                           1           2         279          --         --        282
Tax effect relating to the exercise
  of stock options                                                --          --         550          --         --        550
                                                             -------     -------     -------     -------    -------    -------
BALANCE, DECEMBER 31, 2003                                   $   126          23      24,654      59,342      1,530     85,675
                                                             =======     =======     =======     =======     ======    =======



          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For each of the years in the three year period ended December 31, 2003
                                 (In thousands)


                                                                                 2003               2002               2001
                                                                              ---------           ---------           ---------
OPERATING ACTIVITIES:
Income from continuing operations                                             $   5,879           $  (5,986)          $   4,336
Income from discontinued operations, net of tax                                   1,143               2,536                  --
Income from extraordinary item, net of tax                                           --              23,749                  --
Cumulative effect of a change in accounting principle, net of tax                    --             (15,107)              1,138
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
Minority interest in income of consolidated subsidiaries                         51,093              38,294              18,379
Provision for loan losses, real estate owned and tax certificates                 1,465              17,019              18,222
Change in real estate inventory                                                 (55,206)            (57,131)            (28,789)
Loans held for sale activity, net                                               (32,305)            (24,091)             14,068
Losses (gains) from  securities activities, net                                   1,110              (8,578)             (7,124)
Gains on sale of REO                                                             (1,984)               (117)             (1,053)
Loss on debt redemption                                                          12,543               3,125                 389
Depreciation, amortization and accretion, net                                    20,939              11,128               1,111
Restructuring charges and impairment write-downs, net                               257               4,852                 331
Gain on Gruntal transaction                                                          --             (26,520)                 --
Impairment of goodwill                                                               --              16,353               6,624
Impairment of securities                                                          3,071              20,384               7,905
Provision (benefit) for deferred income taxes                                    13,073              (1,954)              3,257
Proceeds from sales of loans                                                     44,617              41,602              24,017
Securities owned activities, net                                                (43,194)             33,751             (24,739)
Decrease in accrued interest receivable                                           6,124               2,557              10,259
Amortization of intangible assets                                                    --               1,360               4,073
Issuance of forgivable notes receivable to Ryan Beck employees                  (16,270)            (17,140)                 --
Decrease (increase) in other assets                                               2,209               5,828              (3,665)
Increase (decrease) in other liabilities                                         77,606             (25,399)              9,123
Increase (decrease) in due to clearing agent                                     10,353             (32,876)               (739)
Increase (decrease) in securities sold but not yet purchased                      3,591              (1,629)             26,406
Equity in earnings from unconsolidated subsidiaries                             (10,126)             (9,327)             (2,888)
                                                                              ---------           ---------           ---------
NET CASH PROVIDED  BY (USED IN) OPERATING ACTIVITIES                          $  95,988           $  (3,317)          $  80,641
                                                                              ---------           ---------           ---------
INVESTING ACTIVITIES:
Purchase of investment securities and tax certificates                         (205,209)           (238,700)           (267,025)
Proceeds from redemption and maturity of investment securities
  and tax certificates                                                          205,677             239,176             221,434
Purchase of securities available for sale                                      (279,127)           (356,795)           (485,862)
Proceeds from sales and maturities of  securities available for sale            631,350             772,339             509,833
Purchases and net (originations) repayments of loans and leases                (235,735)            (23,776)             24,039
Proceeds from sales of real estate owned                                         10,807               6,015               6,913
Net additions to office properties and equipment                                (12,599)            (23,676)            (13,404)
Proceeds from sales of properties and equipment                                      --               1,986                 529
Proceeds from sales of real estate held for sale                                     --               6,012                  --
(Investments) and repayments from joint ventures, net                             1,044               3,478               1,348
Increase in investment in unconsolidated real estate subsidiary                      --             (53,380)                 --
Purchases of FHLB stock net of redemptions                                       24,618                (452)             (4,488)
Net cash proceeds from the sale of Ryan Beck's subsidaries                        9,955                  --                  --
Acquisitions, net of cash acquired                                                   --             (52,783)               (340)
                                                                              ---------           ---------           ---------
NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES                          $ 150,781           $ 279,444           $  (7,023)
                                                                              ---------           ---------           ---------

                                                                                                                    (CONTINUED)


          See accompanying notes to consolidated financial statements.

                   BFC Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For each of the years in the three year period ended December 31, 2003
                                 (In thousands)


                                                                                         2003            2002             2001
                                                                                       ---------       ---------       ---------
FINANCING ACTIVITIES:
Net increase in deposits                                                               $ 137,587       $  47,858       $ 125,252
Reduction in deposits from sale of in-store branches, net                                     --         (42,597)        (81,593)
Proceeds from FHLB advances                                                              275,000         227,499         365,000
Repayments of FHLB advances                                                             (799,991)       (172,736)       (297,771)
Net increase (decrease) in federal funds purchased                                            --         (61,000)         51,300
Proceeds from notes and bonds payable                                                    134,016         158,831          66,651
Issuance of trust preferred securities                                                        --         180,375              --
Issuance of junior subordinated debentures                                                77,320              --              --
Repayment of notes and bonds payable                                                    (112,563)        (95,772)        (72,285)
Retirement of subordinated notes and debentures                                          (70,855)        (21,716)        (35,042)
Retirement of trust preferred securities                                                      --         (74,750)             --
Net increase (decrease) in securities sold under agreements to repurchase                  4,767        (289,791)       (253,432)
Change in minority interest                                                                   --             (61)          2,397
Issuance of BFC common stock upon exercise of stock options                                  282             205              54
Retirement of BFC common stock                                                                --            (319)             --
Issuance of BankAtlantic Bancorp common stock                                              4,472           1,296          95,595
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders                  (5,839)         (5,411)         (3,814)
                                                                                       ---------       ---------       ---------
NET CASH (USED IN) FINANCING ACTIVITIES                                                 (355,804)       (148,089)        (37,688)
                                                                                       ---------       ---------       ---------
(Decrease) increase in cash and cash equivalents                                        (109,035)        128,038          35,930
Cash and cash equivalents at the beginning of period                                     252,577         124,539          88,609
                                                                                       ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 143,542       $ 252,577       $ 124,539
                                                                                       =========       =========       =========

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid on borrowings and deposits                                               $ 121,384       $ 160,069       $ 201,681
Income taxes paid                                                                         31,115          36,790          17,884
Note receivable issued in connection with the GMS sale                                    13,681              --              --
Adjustment to goodwill related to the allowance for loan losses                              734              --              --
Loans transferred to REO                                                                   2,450          13,067           4,328
Transfer of commercial mortgage-backed securities to available for sale                   14,505              --              --
Tranfer of fixed assets to real estate held for sale                                       1,000              --              --
Increase in investments in unconsolidated subsidiaries related to
  deconsolidation of trusts formed to issue trust preferred securities                     7,910              --              --
Increase in junior subordinated debentures related to trust deconsolidation                7,910              --              --
Transfer of guaranteed preferred beneficial interest in BankAtlantic Bancorp's
  junior subordinated debentures to junior subordinated debentures                       180,375              --              --
Change in minority interest resulting from issuance of BankAtlantic Bancorp
   Class A common stock upon conversion of subordinated debentures                           211              25          49,935
Issuance of notes payable under the Ryan Beck deferred compensation plan                      --           3,675              --
Change in minority interest resulting from issuance of
   BankAtlantic Bancorp's Class A common stock upon acquisitions                              --              --             335
Change in minority interest resulting from issuance
  of BankAtlantic Bancorp's Class A restricted common stock, net                              --              --           1,209
Decrease in minority interest resulting from the distribution of
 securities investment                                                                        --          (8,655)             --
Increase in loans receivable from real estate closings                                        --              --           1,247
Increase in development bonds payable from real estate closings                               --              --           1,247
Change in shareholders' equity resulting from net change
  in other comprehensive income (loss), net of taxes                                         662          (1,824)         (2,335)
Net loss effect of BankAtlantic Bancorp capital transactions, net of income taxes           (252)            (15)         (1,636)
Increase in stockholders' equity for the tax effect related to the
  exercise of employee stock options                                                         550              60              31




          See accompanying notes to consolidated financial statements.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION - BFC Financial Corporation ("BFC" or the "Company") is a holding company with controlling interests in BankAtlantic Bancorp, Inc. ("BankAtlantic Bancorp" or "Bancorp") and Levitt Corporation ("Levitt"). As the controlling stockholder of BankAtlantic Bancorp we are a unitary savings bank holding company. The Company's primary activities currently relate to the operations of BankAtlantic Bancorp and Levitt. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. ("GAAP").

Through December 31, 2003, Levitt was a wholly owned subsidiary of BankAtlantic Bancorp. On December 2, 2003, BankAtlantic Bancorp's board of directors authorized the spin-off of Levitt to the stockholders of BankAtlantic Bancorp by declaring a dividend of all of BankAtlantic Bancorp's shares of Levitt. BankAtlantic Bancorp stockholders including the Company, each received one share of Levitt Class A Common Stock for every four shares of BankAtlantic Bancorp Class A Common Stock owned, and one share of Levitt Class B Common Stock for every four shares of BankAtlantic Bancorp Class B Common Stock owned. The shares were distributed on December 31, 2003 to shareholders of record on December 18, 2003. As a consequence of the spin-off, BFC's ownership position in Levitt was identical to its ownership position in BankAtlantic Bancorp, including its control of more than 50% of the vote. Accordingly, Levitt will continue to be consolidated in the Company's financial statements.

BFC's ownership in BankAtlantic Bancorp and Levitt is as follows:


                                                            Percentage of
                                                                Total       Percentage of
                              Class A         Class B        Outstanding         Vote
                              -------         -------        -----------    -------------
BankAtlantic Bancorp           15.3%           100.0%           22.2%           55.1%
Levitt                         15.3%           100.0%           22.2%           55.1%


Because BFC controls more than 50% of the vote of BankAtlantic Bancorp and Levitt, BankAtlantic Bancorp and Levitt are consolidated in the Company's financial statements. The percentage of votes controlled by the Company will determine the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock will determine the amount of BankAtlantic Bancorp's and Levitt's net income recognized by the Company.

BankAtlantic Bancorp trades on the New York Stock Exchange under the symbol "BBX", BankAtlantic Bancorp principal assets include BankAtlantic and its subsidiaries and RB Holdings, Inc. the parent company of Ryan Beck and its subsidiaries.

BankAtlantic was founded in 1952 and is a federally chartered, federally insured savings bank headquartered in Fort Lauderdale, Florida. BankAtlantic currently operates through a network of 73 branches located in Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services.

Ryan Beck & Co. was founded in 1946 and acquired by BankAtlantic Bancorp in 1998, is a full service broker dealer headquartered in Livingston, New Jersey. RB Holdings, Inc. was formed in July 2003 as a holding company for Ryan Beck. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 34 offices in 13 states. Ryan Beck is an investment banking firm engaged in the underwriting, distribution and trading of tax-exempt, equity and debt securities. Ryan Beck also offers a full service, general securities brokerage business with investment and insurance products for retail and institutional clients and provides investment and wealth management advisory services for its customers. In August 2003, Ryan Beck sold its entire membership interest in The GMS Group, LLC ("GMS"). As a consequence of the GMS sale, the results of operations of GMS are presented as "Discontinued Operations" in the Consolidated Statements of Operations for all periods presented.

Levitt engages in real estate activities through Levitt and Sons, LLC ("Levitt and Sons") and its subsidiaries, Core Communities, LLC ("Core Communities") and its subsidiaries, Levitt Commercial, LLC ("Levitt Commercial") and its subsidiaries and several investments in real estate projects in Florida. Levitt also owns an approximately 38% equity investment in Bluegreen Corporation ("Bluegreen"), a New York Stock Exchange-listed company engaged in acquisition, development, marketing and sale of primarily "drive-to" vacation resorts, golf communities and residential land. In April 2002, Levitt acquired approximately
8.3 million shares of Bluegreen common stock (approximately 34%) as an equity investment, and in December 2003, BankAtlantic Bancorp transferred its 1.2 million shares in Bluegreen to Levitt. Levitt and

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. Core Communities owns the unsold land and other entitlements of the master-planned communities commonly known as St. Lucie West and Tradition, both of which are located in St. Lucie County, Florida. Levitt Commercial specializes in development, redevelopment, and joint venture opportunities in industrial and retail properties, including flex warehouse projects located in Boynton Beach and Pompano Beach, Florida, and an apartment rental property in Melbourne, Florida. The majority of Levitt's assets and activities are located in Florida. Changes in the economic conditions in Florida would have an impact on the operations of Levitt and the Company.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, evaluation of goodwill for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of purchase method accounting, the amount of deferred tax asset valuation allowance, the valuation of equity securities that are not publicly traded, accounting for contingencies, the valuation of real estate held for development, real estate joint venture investments and the cost to complete development work on real estate projects. In connection with the determination of the allowances for loan losses, real estate owned, real estate held for development and real estate joint venture investments, management obtains independent appraisals for significant properties when it is deemed prudent.

Certain amounts for prior years have been reclassified to conform with revised statement presentation for 2003.

CONSOLIDATION POLICY -- The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority-controlled subsidiaries, including BankAtlantic Bancorp and Levitt, majority-owned joint ventures and variable interest entities in which the Company's subsidiaries are the primary beneficiary as defined by Financial Accounting Standards Board("FASB") Interpretation No. 46 ("FIN 46"). On July 1, 2003, BankAtlantic Bancorp and its subsidiaries, except for Levitt and its subsidiaries, implemented FIN 46 effective January 1, 2003. As a consequence of the implementation of FIN 46, BankAtlantic Bancorp consolidated a 50% owned joint venture and deconsolidated its wholly owned statutory business trusts formed to issue trust preferred securities. The joint venture was acquired in connection with the acquisition of Community Savings Bancshare, Inc., the parent company of Community Savings, F.A. ("Community") and recorded at fair value on the acquisition date, resulting in no impact to our financial statements upon adoption of FIN 46. In periods ending prior to January 1, 2003, the statutory business trusts were included in the Company's and BankAtlantic Bancorp's consolidated financial statements and the 50% owned joint venture was accounted for under the equity method of accounting. Prior to the implementation of FIN 46, the Company consolidated all entities in which it owned a majority of the voting securities. Less than majority-owned joint ventures in which the Company did not have a controlling interest were accounted for under the equity method of accounting. Levitt's non-consolidated ownership interest in joint ventures range from 40% to 50%.

CASH EQUIVALENTS -- Cash and due from depository institutions include demand deposits at other financial institutions. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days.

DEBT AND EQUITY SECURITIES -- Debt securities are classified based on management's intention on the date of purchase. Debt securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at amortized cost. Trading account securities consist of securities that are bought and held principally for the purpose of selling them in the near term and are carried at fair value with changes in the fair value included in earnings. All other debt securities are classified as available-for-sale and carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after-tax basis as other comprehensive income. The fair value of securities available for sale was estimated by obtaining prices actively quoted on national markets, using a price matrix or applying management valuation models. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.

Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific identification method.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable equity securities and mutual funds which are included in securities available for sale are carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after-tax basis as other comprehensive income. Declines in the fair value of individual equity securities and mutual funds below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value. The fair value of marketable equity securities and mutual funds was estimated by obtaining prices actively quoted on national markets. Equity securities that do not have readily determinable fair values are classified as investment securities and carried at historical cost. These securities are evaluated for other than temporary declines in value, and, if impaired, the historical cost of the securities is written down through charges to earnings to estimated fair value.

The specific identification method was used in determining cost in computing realized gains and losses in connection with sales of securities available for sale.

TAX CERTIFICATES -- Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are classified as investment securities and are carried at cost, net of an allowance for probable losses, which approximates fair value.

ALLOWANCE FOR TAX CERTIFICATE LOSSES - The allowance represents management's estimate of incurred losses in the portfolio that are probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 24 to 60 months delinquent, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued. The provision to record the allowance is included in other expenses.

LOANS AND LEASES - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Interest income on loans, including the recognition of unearned income, discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest method. Equipment leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income on equipment leases is amortized over the lease terms by the interest method.

LOANS HELD FOR SALE - Such loans are reported at the lower of aggregate cost or estimated fair value based on current market prices for similar loans. Loan origination fees and related direct loan origination costs on originated loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan and lease losses reflects management's estimate of probable incurred credit losses in the loan portfolios. Loans are charged off against the allowance when management believes the uncollectibility of the loan balance is confirmed. Recoveries are credited to the allowance.

The allowance consists of three components. The first component of the allowance is for high-balance "non-homogenous" loans that are individually evaluated for impairment. A loan is impaired when collection of principal and interest based on the contractual terms of the loan is not probable. The process for identifying loans to be evaluated individually for impairment is based on management's identification of classified loans. Once an individual loan is found to be impaired, a valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows,
(2) fair value of collateral less costs to sell, or (3) observable market price. Non-homogenous loans that are not impaired are assigned an allowance based on historical data by product. The second component of the allowance is for "homogenous loans" in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, lease financing, and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of trends in industries, analysis of historical losses, static pool analysis, delinquency trends, and credit scores. The third component of the allowance is determined separately from the procedures outlined above. This component addresses certain industry and geographic concentrations, the view of regulators and changes in composition of the loan portfolio.

Management believes the allowance for loan and lease losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for loan and lease losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of the geographic areas in which BankAtlantic holds loans.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NON-PERFORMING LOANS - A loan or lease is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90-day past due loans on non-accrual may be made if there exists an abundance of collateral and the loan is in the process of collection. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms. Interest income on impaired loans is recognized on a cash basis.

Consumer non-mortgage loans and lease financing contracts that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to fair value less cost to sell.

REAL ESTATE OWNED ("REO") - REO is recorded at the lower of cost or estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Expenditures for capital improvements made thereafter are generally capitalized. Real estate acquired in settlement of loans is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values from the initially recorded amount. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. Management obtains independent appraisals for significant properties. The construction and development activities of Levitt are not accounted for as REO.

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

SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED - Securities owned and securities sold, but not yet purchased are associated with proprietary transactions entered into by Ryan Beck and are accounted for at fair value with changes in the fair value included in earnings. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, management's estimates of amounts to be realized on settlement or management valuation model associated with securities that are not readily marketable. Profit and losses arising from transactions is recorded on a trade-date basis.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE - This includes land, land development costs, interest and other construction costs associated with Levitt's real estate inventory, BankAtlantic Bancorp's investment in a real estate variable interest entity and BFC's real estate property, an outlet center in North Carolina. Real estate inventory is stated at the accumulated cost or when circumstances indicate that the inventory is impaired at estimated fair value. The estimated fair value of real estate is evaluated based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value, including management's plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years.

Inventory costs include direct acquisition, development and construction costs, interest and other indirect construction costs. Land and indirect land development costs are accumulated by specific area and allocated to various parcels or housing units using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of tangible selling costs, prepaid local government fees and capitalized real estate taxes. Tangible selling costs are capitalized by communities and represent costs incurred that are used directly throughout the selling period to aid in the sale of housing units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage. These tangible selling costs are capitalized and amortized over benefited home sales. Direct construction costs are assigned to housing units based on specific identification. Start-up costs and selling expenses are expensed as incurred.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest is capitalized at the effective rates paid on borrowings incurred for real estate inventory during the preconstruction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is amortized to cost of sale as related homes, land and units are sold.

Revenue and all related costs and expenses from home and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when other sale and profit recognition criteria are satisfied as required under GAAP for real estate transactions. In order to properly match revenues with expenses, an estimation is made as to certain construction and land development costs incurred but not yet paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas. The accuracy of estimates are monitored by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and modifications are made to the estimates based on these comparisons. We do not expect the estimation process to change in the future nor do we expect actual results to materially differ from such estimates.

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES - The Company follows the equity method of accounting to record its interests in subsidiaries in which it does not own a majority of the voting stock. Effective January 1, 2003, BankAtlantic Bancorp, implemented FIN 46, which requires the use of the equity method to account for investments in variable interest entities in which it is not the primary beneficiary. As a result of the adoption of FIN 46 in 2003, BankAtlantic Bancorp began accounting for its interest in statutory business trusts (utilized in the issuance of trust preferred securities) under the equity method. Under this method, the initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings or losses. Distributions received reduce the carrying amount of the investment.

Interest is capitalized on real estate joint ventures while the venture has activities in progress necessary to commence its planned principal operations based on the average balance outstanding of investment and advances to joint ventures. Interest income on loans from BankAtlantic to joint ventures is eliminated in consolidation based on the Company's ownership percentage until realized by the sale of real estate by the joint venture.

GOODWILL AND OTHER INTANGIBLE ASSETS - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. As of the adoption date, the Company no longer amortizes goodwill over its useful life. Instead, goodwill is tested for impairment annually at the reporting unit level, by comparing the fair value of the reporting unit to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill.

At the date of adoption, the fair values of all reporting units, except for the Ryan Beck reportable segment, exceeded their respective carrying amounts at the adoption date. Based on an independent valuation, a $15.1 million impairment loss (net of a $1.2 million tax benefit) related to Ryan Beck was recorded effective as of January 1, 2002 as the cumulative effect of a change in accounting principle.

Other intangible assets consist of core deposit intangible assets, which were initially measured at fair value and are amortized over their useful life of eight years.

Prior to the adoption of SFAS No. 142, goodwill was being amortized on a straight-line basis over estimated useful lives, ranging from 7 to 25 years. The Company periodically reviewed its goodwill for events or changes in circumstances that indicated that the carrying amount was not recoverable, in which cases an impairment charge was recorded.

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

Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred, and gains or losses on disposal of assets are reflected in current operations.

IMPAIRMENT OF LONG LIVED ASSETS - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for impairment, the Company compares the expected future cash flows (undiscounted and without interest charges) to the carrying amount of the asset and records an impairment loss if the carrying amount exceeds the expected future cash flows.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed. The depreciable life of a long-lived asset to be abandoned is revised and the asset is depreciated over its shortened depreciable life when an entity commits to a plan to abandon the asset before the end of its previously estimated useful life. An impairment loss is recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. Under the accounting model long-lived assets classified as held for sale are reported at the lower of their carrying amount or fair value less cost to sell and depreciation (amortization) is ceased.

ADVERTISING -- Advertising expenditures are expensed as incurred.

INCOME TAXES - BFC and its wholly owned subsidiaries file a consolidated U.S. federal income tax return. Subsidiaries in which the Company owns less than 80% of the outstanding common stock, including BankAtlantic Bancorp and Levitt, are not included in the Company's consolidated U.S. federal income tax return. The Company and its subsidiaries file separate state income tax returns for each state jurisdiction.

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

DERIVATIVE INSTRUMENTS -- All derivatives are recognized on the statement of financial condition at their fair value. On the date the derivative contract is entered, the Company evaluates the derivative in order to determine if it qualifies for hedge accounting. The hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in earnings in the Company's statements of operations. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of undesignated derivative instruments are reported in current-period earnings.

Commitments to sell residential mortgage loans are accounted for as derivatives at fair value.

At January 1, 2001, BankAtlantic Bancorp had outstanding interest rate swap contracts utilized in BankAtlantic Bancorp's interest rate risk management strategy. In conjunction with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001, BankAtlantic Bancorp accounted for the interest rate swap contracts in accordance with the transition provisions of SFAS No. 133 and recorded a cumulative effect adjustment gain of approximately $1.1 million, net of tax.

MINORITY INTEREST- Minority interest reflects third parties' ownership interest in BankAtlantic Bancorp, Levitt and venture partnerships that the Company controls.

EARNINGS PER COMMON SHARE - While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method. The diluted earnings per share

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

computations take into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary's common stock. The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding, when dilutive. For all periods, the shares of the Company issued in connection with a 1984 acquisition are considered outstanding after elimination of the Company's percentage ownership of the entity that received the shares issued in that acquisition.

STOCK-BASED COMPENSATION PLANS - The Company, BankAtlantic Bancorp and Levitt each separately maintain both qualifying and non-qualifying stock-based compensation plans for their employees and directors. All of the entities have elected to account for their employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. As such, no compensation is recognized in connection with option grants that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                                     For the Years Ended December 31,
                                                             -------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           2003               2002                2001
                                                             ---------           ---------           ---------
PRO FORMA NET INCOME

Net income, as reported                                      $   7,022           $   5,192           $   5,474
Add: Stock-based employee compensation
   expense included in reported net income, net of
   related tax effects and minority interest                        52                  55                  79
Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related income tax
   effects and minority interest                                  (639)               (477)               (367)
                                                             ---------           ---------           ---------
Pro forma net income                                         $   6,435           $   4,770           $   5,186
                                                             =========           =========           =========

EARNINGS PER SHARE:
Basic as reported                                            $    0.48           $    0.36           $    0.38
                                                             =========           =========           =========
Basic pro forma                                              $    0.44           $    0.33           $    0.36
                                                             =========           =========           =========
Diluted as reported                                          $    0.39           $    0.33           $    0.28
                                                             =========           =========           =========
Diluted pro forma                                            $    0.35           $    0.30           $    0.26
                                                             =========           =========           =========


NEW ACCOUNTING PRONOUNCEMENTS - In January 2003, the FASB issued Interpretation ("FIN 46"). On July 1, 2003, BankAtlantic Bancorp implemented the interpretation effective January 1, 2003. As a consequence of the implementation, BankAtlantic Bancorp's wholly owned statutory business trusts formed to issue trust preferred securities were deconsolidated and a real estate joint venture was consolidated. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which replaces FIN
46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The Company is required to adopt FIN 46R by the end of the first reporting period ending after March 15, 2004. The Company has completed its initial evaluation of FIN 46R, and has concluded that other than to the extent BankAtlantic Bancorp was impacted by its prior implementation of FIN 46, the adoption of FIN 46R is not expected to have a material impact on the results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption, SFAS No. 150 did not have a significant impact on the Company's financial statements. SFAS No. 150 also required that mandatorily redeemable minority interests in finite-lived entities be classified as liabilities and reported at settlement value. The FASB deferred those requirements related to mandatorily redeemable minority interests in finite-lived entities indefinitely pending further FASB action. The Company's minority interest in finite-lived entities is not significant.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December 2003, the FASB issued SFAS No. 132, revised "Employers' Disclosures about Pensions and Other Postretirement Benefits". This revised statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The Company has implemented the disclosure requirements of SFAS No. 132 as of December 31, 2003.

In December 2003, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 03-3 ("SOP"). The SOP addresses accounting for loans and debt securities acquired in purchase business combinations or purchased subsequent to origination. The SOP prohibits the creation of valuation allowances in the initial accounting of all loans acquired. The SOP does not apply to originated loans. The SOP limits the yield that may be accreted to the excess of the purchaser's estimate of undiscounted expected principal, interest and other cash flows over the purchaser's initial investment. The SOP requires excess contractual cash flows over cash flows expected to be collected to not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairments. The SOP is effective for loans and securities acquired in fiscal years beginning after December 15, 2004 with early adoption encouraged. BankAtlantic Bancorp's management is currently evaluating the requirements of the SOP concerning future loan acquisitions that are within the scope of the SOP.

2. DISCONTINUED OPERATIONS AND ACQUISITIONS

DISCONTINUED OPERATIONS

During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, GMS and Cumberland Advisors, Inc. ("Cumberland"). The above transactions are presented as discontinued operations in the Company's statements of operations for the years ended December 31, 2003 and 2002.

As part of Ryan Beck's acquisition of certain of the assets and assumption of certain of the liabilities of Gruntal & Co, LLC, ("Gruntal") in April 2002, Ryan Beck acquired all of the membership interests in GMS. Since its acquisition, GMS was operated as an independent business unit. After a receipt of an offer by GMS's management to purchase GMS from Ryan Beck, Ryan Beck sold its entire membership interest in GMS to GMS Group Holdings Corp. ("Buyer") in August 2003 for $22.6 million. The Buyer was formed by the management of GMS along with other investors. Ryan Beck received cash proceeds from the sale of $9.0 million and a $13.6 million secured promissory note issued by the Buyer with recourse to the management of GMS. The note is secured by the membership interest in GMS and contains covenants that require GMS to maintain certain capital and financial ratios. Ryan Beck did not recognize any gain or loss associated with the transaction. During 2003, Buyer made a $1.6 million prepayment of principal of the promissory note, which reduced the outstanding balance to $12.0 million.

During the second quarter of 2003, Ryan Beck sold its entire interest in Cumberland for $1.5 million and recognized a $228,000 loss.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of earnings from discontinued operations were as follows (in thousands):


                                                      For the Years Ended December 31,
                                                      --------------------------------
                                                           2003               2002
                                                         --------           --------
NET INTEREST INCOME                                      $  5,240           $  4,187
NON-INTEREST INCOME:
Investment banking income                                  17,782             20,418
Other                                                       1,375              1,706
                                                         --------           --------
      Total non-interest income                            19,157             22,124
                                                         --------           --------
NON-INTEREST EXPENSES:
Employee compensation and benefits                         17,377             17,986
Occupancy and equipment                                       744                763
Advertising and promotion                                     402                230
Professional fees                                           1,762              1,362
Communications                                              1,148              1,162
Floor broker and clearing fees                                683                668
Other                                                       1,655              1,301
                                                         --------           --------
      Total non-interest expenses                          23,771             23,472
                                                         --------           --------
INCOME FROM DISCONTINUED OPERATIONS BEFORE
 INCOME TAXES                                                 626              2,839
(Benefit) provision for income taxes                         (517)               303
                                                         --------           --------
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX          $  1,143           $  2,536
                                                         ========           ========


The assets and liabilities associated with discontinued operations included in the Company's statement of financial condition as of December 31, 2002 consisted of the following (in thousands):

ASSETS
 Cash                                           $    455
 Securities owned                                114,823
 Goodwill                                          1,204
 Other assets                                      5,546
                                                --------
   TOTAL ASSETS                                 $122,028
                                                ========

LIABILITIES
 Securities sold but not yet purchased          $  2,797
 Due to clearing agent                            92,035
 Other liabilities                                 4,619
                                                --------
   TOTAL LIABILITIES                            $ 99,451
                                                ========

The following table summarizes the assets and liabilities included in the sale of Cumberland and GMS and the consideration received (in thousands).

Cash                                           $     814
Securities owned                                 105,083
Property and equipment                               559
Goodwill                                           1,204
Other assets                                       5,479
Securities sold but not yet purchased             (3,781)
Due to clearing agent                            (80,561)
Other liabilities                                 (4,347)
                                               ---------
Net assets sold                                   24,451
Notes receivable - GMS Holdings, Inc.            (13,681)
Cash  sold                                          (815)
                                               ---------
Net cash proceeds received                     $   9,955
                                               =========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ACQUISITIONS

On April 26, 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal and acquired all of the membership interests in GMS the ("Gruntal transaction"). The assets acquired from Gruntal include all of Gruntal's customer accounts, furniture, leasehold improvements and equipment owned by Gruntal at the offices where Gruntal's financial consultants were located, assets related to Gruntal's deferred compensation plan and forgivable notes. The consideration provided by Ryan Beck for this transaction was the assumption of a note payable related to furniture and equipment in the Gruntal offices, assumption of non-cancelable leases associated with the Gruntal offices acquired, obligations owed to financial consultants participating in Gruntal's deferred compensation plan that accepted employment with Ryan Beck, and the payment of $6.0 million in cash.

The Gruntal transaction was accounted for by the purchase method of accounting. Under this method the acquired assets and assumed liabilities of Gruntal were recorded at their estimated fair value, and the amount of estimated fair value of net assets in excess of the purchase price was used to write down non-financial assets. The remaining balance was recorded as an extraordinary income item. The Company's financial statements reflect the Gruntal transaction since April 26, 2002.

On March 22, 2002, BankAtlantic acquired Community, for $170.3 million in cash and immediately merged Community into BankAtlantic. At the acquisition date, BankAtlantic Bancorp made a $78.5 million capital contribution to BankAtlantic. BankAtlantic funded the acquisition of Community using such capital contribution received from BankAtlantic Bancorp and funds obtained from the liquidation of investments. Community's results of operations have been included in the Company's consolidated financial statements since March 22, 2002. Community was a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. At March 22, 2002, Community had assets of $909 million, deposits of $637 million and 21 branches.

The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively (in thousands):


                                                      Community              Gruntal                  Total
                                                     -----------           -----------              -----------
Cash and interest earning deposits                   $   124,977           $       886              $   125,863
Securities available for sale                             79,768                    --                   79,768
Securities owned                                              --               151,909                  151,909
Loans receivable, net                                    623,469                    --                  623,469
FHLB stock                                                 8,063                    --                    8,063
Investments and advances in unconsolidated
  subsidiaries                                            16,122                    --                   16,122
Goodwill                                                  55,068                    --                   55,068
Core deposit intangible asset                             15,117                    --                   15,117
Other assets                                              46,620                12,597                   59,217
                                                     -----------           -----------              -----------
    Fair value of assets acquired                        969,204               165,392                1,134,596
                                                     -----------           -----------              -----------
Deposits                                                 639,111                    --                  639,111
FHLB advances                                            138,981                    --                  138,981
Other borrowings                                          14,291                 3,427                   17,718
Securities sold, but not yet purchased                        --                 1,201                    1,201
Due to clearing agent                                         --               101,705                  101,705
Other liabilities                                          6,022                27,463(1)                33,485
                                                     -----------           -----------              -----------
    Fair value of liabilities assumed                    798,405               133,796                  932,201
Fair value of net assets acquired over cost                   --               (23,749)(2)              (23,749)
                                                     -----------           -----------              -----------
Purchase price                                           170,799                 7,847                  178,646
Cash acquired                                           (124,977)                 (886)                (125,863)
                                                     -----------           -----------              -----------
Purchase price net of cash acquired                  $    45,822           $     6,961              $    52,783
                                                     ===========           ===========              ===========


(1) Included in Gruntal's other liabilities were a $21 million deferred compensation plan obligation, of which $18.3 million was vested. Also included in other liabilities was $675,000 of termination costs for contract obligations related to leased equipment and $654,000 of contract termination obligations associated with closing certain Gruntal branches.
(2) The Company recognized an extraordinary gain of $23.7 million, net of income taxes of $2.8 million, and reduced the carrying amount of non-financial assets by $11.2 million as a result of the fair value of the assets acquired exceeding the

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     cost of the Gruntal transaction. BankAtlantic Bancorp did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquired because BankAtlantic Bancorp acquired the GMS membership interest rather than the net assets.

The purchase price of Community consisted of $170.3 million in cash and $500,000 of acquisition professional fees. The cost of the Gruntal transaction consisted of a $6.0 million cash payment, $750,000 of acquisition professional fees and an estimated $1.05 million of contingent consideration payable to Gruntal. The $1.05 million contingent consideration to Gruntal relates to possible deferred compensation plan participant forfeitures and represents the maximum amount of additional consideration. Pursuant to the terms of the acquisition agreement, during each of the three years beginning October 27, 2002, Ryan Beck is obligated to pay Gruntal up to $350,000 of forfeitures each year under the Amended and Restated Gruntal & Co. LLC Deferred Compensation Plan for each of the years in the three year period ended October 26, 2005. During the year ended December 31, 2003, Ryan Beck paid Gruntal $350,000 reducing the liability to $700,000.

The following pro forma information for the year ended December 31, 2002 is presented as if the Gruntal and Community transactions had been consummated on January 1, 2002. The pro forma information is not necessarily indicative of the combined results of operations which would have been realized had the transactions been consummated during the period or as of the date for which the pro forma financial information is presented.


                                                                      2002
                                                          ------------------------------
 (In thousands, except per share data)                    Historical           Pro Forma
                                                          ----------           ---------
Interest income                                            $ 304,700           $ 320,654

Interest expense                                             151,878             158,598

Provision for loan losses                                     14,077              16,121
                                                           ---------           ---------
Net interest income after provision for loan losses        $ 138,745           $ 145,935
                                                           ---------           ---------
Loss from continuing operations                            $  (5,986)          $  (6,498)
                                                           =========           =========
Basic loss per share from continuing operations            $   (0.42)          $   (0.45)
                                                           =========           =========
Diluted loss per share from continuing operations          $   (0.43)          $   (0.47)
                                                           =========           =========


During April 2002, the Company's ownership in Bluegreen increased from approximately 5% to 40%. Bluegreen is a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land. The interest in Bluegreen was acquired for an aggregate purchase price of approximately $56 million. BankAtlantic Bancorp acquired approximately 5% of Bluegreen common stock during the first quarter of 2001, and Levitt acquired approximately 35% of Bluegreen common stock in April 2002. The acquisition of Bluegreen at various acquisition dates was accounted for as a step acquisition under the purchase method of accounting. In a step acquisition, the purchase price allocation is performed at each acquisition date and goodwill is recognized with each step. As a consequence, the net assets of Bluegreen were recognized at estimated fair value to the extent of BankAtlantic Bancorp's ownership percentage at each acquisition date. The purchase price was, in the aggregate, $2.1 million lower than the ownership percentage in the underlying equity in the net assets of Bluegreen. The $2.1 million was allocated to property and equipment at the date of the latest step purchase. Prior period financial statements were not restated to reflect the results of applying the equity method to the initial acquisition, due to lack of significance. Under the equity method, the investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize the Company's interest in the earnings or loss of Bluegreen after the acquisition date.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in connection with the Bluegreen investment to the extent of Levitt's and BankAtlantic Bancorp's ownership interest in the aggregate of 40% (in thousands).


                                                                                Fair
                                                                                Value
                                                                               --------
         Cash and cash equivalents                                             $ 19,077
         Contracts receivable, net                                                8,544
         Notes receivable, net                                                   22,449
         Prepaid expenses                                                         4,556
         Inventory, net                                                          75,260
         Retained interests in notes receivable sold                             15,101
         Property and equipment, net                                             16,156
         Other assets                                                             2,247
                                                                               --------
           Fair value of assets acquired                                        163,390
                                                                               --------
         Accounts payable, accrued liabilities and other liabilities             20,196
         Deferred income taxes                                                    9,505
         Line-of-credit notes payable and receivable -
           backed notes payable                                                  21,496
         10.50% senior secured notes payable                                     43,508
         8.00% convertible subordinated debentures to related parties             2,350
         8.25% convertible subordinated debentures                                9,826
                                                                               --------
           Fair value of liabilities assumed                                    106,881
                                                                               --------
         Purchase price of Bluegreen Corporation                               $ 56,509
                                                                               ========


In June 2001, pursuant to the February 1998 acquisition agreement under which Ryan Beck acquired Cumberland, BankAtlantic Bancorp issued 43,991 shares of its Class A Common Stock and made a cash payment of $340,000 to the former Cumberland partners. Such additional consideration was paid under earn-out provisions in accordance with the acquisition agreement and was recorded as an adjustment to the purchase price of Cumberland.

Effective March 1, 1998, BankAtlantic Bancorp acquired Leasing Technology Inc. ("LTI"), a company engaged in the equipment leasing and finance business, in exchange for 826,175 shares of BankAtlantic Bancorp's Class A Common Stock and $300,000 in cash. This merger was accounted for under the purchase method of accounting. BankAtlantic Bancorp was amortizing $7.9 million of goodwill from the transaction over 25 years on a straight-line basis. During the third quarter of 2001, after an extensive review by BankAtlantic Bancorp of LTI's operations, management concluded that LTI would not be able to meet performance expectations, and its products did not complement BankAtlantic Bancorp's product mix. As a consequence, the offices of LTI were closed and new lease originations were ceased. BankAtlantic Bancorp determined that the goodwill associated with the LTI acquisition was impaired, resulting in the write-off of the remaining unamortized LTI goodwill of $6.6 million.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. SECURITIES AND SHORT-TERM INVESTMENTS

The following tables summarize available-for-sale securities, investment securities and tax certificates(in thousands) :



                                                               Available for Sale
                                          ---------------------------------------------------------------
                                                                 December 31, 2003
                                          ---------------------------------------------------------------
                                                            Gross              Gross
                                          Amortized       Unrealized         Unrealized        Estimated
                                            Cost         Appreciation       Depreciation       Fair Value
                                          ---------      ------------       ------------       ----------
MORTGAGE-BACKED SECURITIES:

Mortgage-backed securities                $315,520          $  6,262          $    529          $321,253
Real estate mortgage investment
  conduits                                  17,378               120                --            17,498
                                          --------          --------          --------          --------
     Total mortgage-backed
       securities                          332,898             6,382               529           338,751
                                          --------          --------          --------          --------
INVESTMENT SECURITIES:
Other bonds                                    585                --                --               585
Equity securities                           16,635             4,471                --            21,106
                                          --------          --------          --------          --------
     Total investment securities            17,220             4,471                --            21,691
                                          --------          --------          --------          --------
          Total                           $350,118          $ 10,853          $    529          $360,442
                                          ========          ========          ========          ========




                                                               Available for Sale
                                          ---------------------------------------------------------------
                                                                 December 31, 2002
                                          ---------------------------------------------------------------
                                                            Gross              Gross
                                          Amortized       Unrealized         Unrealized        Estimated
                                            Cost         Appreciation       Depreciation       Fair Value
                                          ---------      ------------       ------------       ----------
MORTGAGE-BACKED SECURITIES:

Mortgage-backed securities                $581,893          $ 20,696          $     --          $602,589
Real estate mortgage investment
  conduits                                 102,192             1,299                30           103,461
                                          --------          --------          --------          --------
     Total mortgage-backed
       securities                          684,085            21,995                30           706,050
                                          --------          --------          --------          --------
INVESTMENT SECURITIES:
Other bonds                                    411                10                --               421
Equity securities                            5,703               957                --             6,660
                                          --------          --------          --------          --------
     Total investment securities             6,114               967                --             7,081
                                          --------          --------          --------          --------
          Total                           $690,199          $ 22,962          $     30          $713,131
                                          ========          ========          ========          ========


Unrealized losses on mortgage-backed securities at December 31, 2003 have not been recognized into income as the securities are issued by government agencies and are of high credit quality. The decline in fair value is primarily due to increased market interest rates from the securities' acquisition dates. The fair value is expected to recover as the securities approach their maturity date or as market rates decline. At December 31, 2003, there are no mortgage-backed securities with unrealized losses greater than one year.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                 Investment Securities and Tax Certificates
                                    ------------------------------------------------------------------
                                                           December 31, 2003(1)
                                    ------------------------------------------------------------------
                                                        Gross              Gross            Estimated
                                    Amortized         Unrealized         Unrealized            Fair
                                       Cost          Appreciation       Depreciation           Value
                                    ---------        ------------       ------------        ----------
Tax certificates --
     Net of allowance of
       $2,870                       $ 190,906          $      --          $      --          $ 190,906
Equity investment(2)                    1,800                 --                 --              1,800
                                    ---------          ---------          ---------          ---------
                                    $ 192,706          $      --          $      --          $ 192,706
                                    =========          =========          =========          =========





                                                 Investment Securities and Tax Certificates
                                    ------------------------------------------------------------------
                                                           December 31, 2002(1)
                                    ------------------------------------------------------------------
                                                        Gross              Gross            Estimated
                                    Amortized         Unrealized         Unrealized            Fair
                                       Cost          Appreciation       Depreciation           Value
                                    ---------        ------------       ------------        ----------
Tax certificates --
     Net of allowance of
        $1,873                      $ 194,074          $      --          $      --          $ 194,074
Mortgage-backed securities(3)          14,383                458                 --             14,841
Equity investment(2)                    3,783                 --                 --              3,783
                                    ---------          ---------          ---------          ---------
                                    $ 212,240          $     458          $      --          $ 212,698
                                    =========          =========          =========          =========



(1) BankAtlantic Bancorp's management considers estimated fair value equivalent to book value for tax certificates and equity investment securities since these securities have no readily traded market and are deemed to approximate fair value.
(2) Investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.
(3) Mortgage-backed securities at December 31, 2002 represented beneficial interests in a real estate mortgage investment trust secured by commercial real estate. During the year ended December 31, 2002, BankAtlantic Bancorp transferred all of its residential mortgage-backed securities held to maturity ($198.7 million) to securities available for sale. The securities were transferred in order to respond to the significant decline in interest rates during the period. The securities transferred were not sold during the year ended December 31, 2002. The remaining mortgage-backed securities held to maturity during 2002 were collateralized by commercial real estate and were transferred to securities available for sale and sold during the year ended December 31, 2003. The securities were transferred and sold upon non-compliance with debt covenants by the issuer.

The scheduled maturities of debt securities and tax certificates were (in thousands):


                                                         Debt Securities
                                                        Available for Sale                   Tax Certificates
                                                   ----------------------------        ---------------------------
                                                                      Estimated                          Estimated
                                                   Amortized            Fair           Amortized            Fair
December 31, 2003 (1)(2)                              Cost              Value             Cost              Value
                                                   ---------          ---------        ---------         ---------
Due within one year                                 $     43          $     43          $136,514          $136,514
Due after one year, but within five years                655               659            54,392            54,392
Due after five years, but within ten years               528               557                --                --
Due after ten years                                  332,257           338,077                --                --
                                                    --------          --------          --------          --------

     Total                                          $333,483          $339,336          $190,906          $190,906
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

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for tax certificate losses was (in thousands):


                                              For the Years Ended December 31,
                                         -------------------------------------------
                                          2003              2002              2001
                                         -------           -------           -------
Balance, beginning of period             $ 1,873           $ 1,521           $ 1,937
                                         -------           -------           -------
Charge-offs                                 (869)           (1,783)           (2,162)
Recoveries                                   666               660               546
                                         -------           -------           -------
Net charge-offs                             (203)           (1,123)           (1,616)
Provision charged to operations            1,200             1,475             1,200
                                         -------           -------           -------
Balance, end of period                   $ 2,870           $ 1,873           $ 1,521
                                         =======           =======           =======



The components of gains and losses on sales of securities were (in thousands):


                                                               For the Years Ended December 31,
                                                         -------------------------------------------
                                                          2003              2002              2001
                                                         -------           -------           -------
Gross realized gains on securities activities            $   900           $ 8,711           $ 7,130
Gross realized losses on  securities activities           (1,961)              (67)               --
Unrealized loss on futures contract                          (49)              (66)               (6)
                                                         -------           -------           -------
 Securities activities, net                              $(1,110)          $ 8,578           $ 7,124
                                                         =======           =======           =======



Proceeds from sales of securities available for sale were $41.2 million, $197.6 million, and $194.2 million during the years ended December 31, 2003, 2002 and 2001, respectively. Included in gross losses on securities activities, net during the year ended December 31, 2003 was $1.9 million of realized losses related to the settlement of interest rate swap contracts. The interest rate swaps were accounted for as a cash flow hedge and the unrealized losses were recorded in other comprehensive income during the years ended December 31, 2002 and 2001. Included in gains on securities activities, net during the year ended December 31, 2001 was $1.4 million of realized gains related to the settlement of interest rate swap contracts and unrealized losses of $1.5 million related to interest rate swap contracts that were subsequently designated as cash flow hedges.

Securities owned consisted of the following (in thousands):

                                                December 31,
                                         --------------------------
                                           2003              2002
                                         --------          --------
Debt obligations:
  States and municipalities (1)          $  9,903          $119,417
  Corporations                              5,159             5,344
  U.S. Government and agencies             62,229            26,004
Corporate equity                           15,072            19,280
Mutual funds                               24,639            16,409
Certificates of deposits                    7,563                --
                                         --------          --------
     Total                               $124,565          $186,454
                                         ========          ========

(1) Includes $108.3 million of securities owned by GMS at December 31, 2002, of which approximately $86 million are non-rated securities and $9.7 million of those securities are not accruing interest.

All the securities owned at December 31, 2003 and 2002 were associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck realized income from principal transactions of $95.5 million, $50.4 million and $18.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the ordinary course of business, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral primarily to finance trading inventories. As of December 31, 2003, the balance due to the clearing broker was $8.6 million.

Securities sold, but not yet purchased consists of the following (in thousands):

                                        December 31,
                                  ------------------------
                                   2003              2002
                                  -------          -------
Corporate equity                  $ 3,544          $ 3,691
Corporate bonds                     1,963            1,159
State and municipalities               67            9,566
U.S. Government agencies           32,231           23,587
Certificates of deposits                8               --
                                  -------          -------
                                  $37,813          $38,003
                                  =======          =======

Securities sold, but not yet purchased are a part of Ryan Beck's normal activities as a broker and dealer in securities and are subject to off-balance-sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

The following table provides information on securities purchased under resell agreements (dollars in thousands):


                                                                    For the Years Ended December 31,
                                                            ----------------------------------------------
                                                              2003               2002              2001
                                                            --------           --------           --------
Ending balance                                              $     --           $ 30,145           $    156
Maximum outstanding at any month end within period          $160,000           $ 30,145           $  3,651
Average amount invested during period                       $ 31,589           $  4,558           $  1,152
Average yield during period                                     0.60%              0.73%              2.80%


The underlying securities associated with the securities purchased under resell agreements during the years ended December 31, 2003, 2002 and 2001 were held by BankAtlantic Bancorp.

The following table provides information on Federal Funds sold (dollars in thousands):


                                                                 For the Years Ended December 31,
                                                            -------------------------------------------
                                                             2003              2002              2001
                                                            -------           -------           -------
Ending balance                                              $    --           $20,000           $    --
Maximum outstanding at any month end within period          $83,000           $20,000           $16,500
Average amount invested during period                       $16,499           $ 3,928           $   564
Average yield during period                                    1.01%             1.45%             3.73%


The estimated fair value of securities and short-term investments pledged for the following obligations were (in thousands):

                                                         December 31,
                                                  --------------------------
                                                    2003              2002
                                                  --------          --------
FHLB advances                                     $     --          $542,228
Treasury tax and loan                                1,724               935
Repurchase agreements                              144,984           124,364
Public funds                                            --           139,358
Interest rate swap and forward contracts               174             7,192
                                                  --------          --------
                                                  $146,882          $814,077
                                                  ========          ========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The change in net unrealized holding gains or losses on available for sale securities, included as a separate component of shareholder's equity, was as follows (in thousands):


                                                                                        For the Years Ended December 31,
                                                                                   -------------------------------------------
                                                                                    2003              2002              2001
                                                                                   -------           -------           -------
Net change in other comprehensive income on securities available for sale          $(1,397)          $  (851)          $(3,492)
Change in deferred tax benefits on net unrealized depreciation
  on securities available for sale                                                    (535)             (325)           (1,347)
                                                                                   -------           -------           -------
Change in other comprehensive income component of shareholders' equity
   from net unrealized depreciation on securities available for sale               $  (862)          $  (526)          $(2,145)
                                                                                   =======           =======           =======


The components of accumulated other comprehensive income included in shareholders' equity were as follows (in thousands):


                                                                     December 31,
                                                              ------------------------
                                                               2003             2002
                                                              -------          -------
Unrealized gains on securities available for sale             $ 1,471          $ 2,356
Unrealized gains (losses) associated with investment               --
  in unconsolidated subsidiaries                                   59              (62)
Accumulated losses associated with cash flow hedges                --             (391)
Minimum pension liability                                          --           (1,035)
                                                              -------          -------
  Accumulated other comprehensive income                      $ 1,530          $   868
                                                              =======          =======


4.  LOANS RECEIVABLE

The loan portfolio consisted of the following components (in thousands):


                                                                     December 31,
                                                           ---------------------------------
                                                               2003                 2002
                                                           -----------           -----------
Real estate loans:
  Residential                                              $ 1,343,657           $ 1,378,041
  Construction and development                               1,322,268             1,218,411
  Commercial                                                 1,071,787               758,261
  Small business                                               110,745                98,494
Other loans:
  Second mortgages - direct                                    333,655               261,579
  Second mortgages - indirect                                    1,105                 1,713
  Commercial business                                           91,724                82,174
  Lease financing                                               14,442                31,279
  Small business - non-mortgage                                 58,574                62,599
  Deposit overdrafts                                             4,036                 2,487
  Consumer loans - other direct                                 17,892                22,394
  Consumer loans - other indirect                                1,297                 6,392
  Other                                                          4,175                 4,175
Loans held for sale:
  Residential                                                    2,254                    --
  Commercial syndication                                         9,114                14,499
                                                           -----------           -----------
          Total gross loans                                  4,386,725             3,942,498
                                                           -----------           -----------
Adjustments:
  Undisbursed portion of loans in process                     (728,100)             (511,861)
  Net premiums related to purchased loans                        6,898                 2,159
  Deferred fees                                                 (6,655)               (5,200)
  Deferred profit on commercial real estate loans                 (589)                 (632)
  Allowance for loan losses                                    (46,667)              (49,094)
                                                           -----------           -----------
          Loans receivable- net                            $ 3,611,612           $ 3,377,870
                                                           ===========           ===========


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BankAtlantic's loan portfolio had the following geographic concentration at December 31, 2003:

                Florida                     65%
                California                   9%
                Northeast                    7%
                Other                       19%
                                           ---
                                           100%
                                           ===

Unsecured loans receivable due from Levitt to BankAtlantic Bancorp in the amount of $43.5 million and construction loans secured by land and improvements due from Levitt to BankAtlantic in the amount of $18.1 million were eliminated in the consolidated financial statements at December 31, 2003.

In February 2001, BFC originated several loans to officers and directors totaling approximately $1.1 million, $100,000 of which are non-recourse loans secured by investments in BankAtlantic Financial Ventures II, Ltd. These loans bear interest payable annually at the prime rate plus 1% and are due in February 2006. On July 16, 2002, John Abdo borrowed from the Company $3.5 million on a recourse basis and paid off his existing loan due to the Company of $500,000. The $3.5 million loan bears interest at the prime rate plus 1%, requires monthly interest payments, is due on demand and is secured by 2,127,470 shares of BFC Class A Common Stock and 370,750 shares of BFC Class B Common Stock.

DISCONTINUED AND RESTRUCTURED LENDING ACTIVITY:

BankAtlantic continuously evaluates its business units for profitability, growth and overall efficiency. As a consequence of these evaluations BankAtlantic closed the offices of its leasing subsidiary, LTI, and ceased new lease originations during the third quarter of 2001.

During 2003, BankAtlantic began originating residential loans that are pre-sold to correspondents. During 2002, BankAtlantic discontinued the origination of residential loans, except for loans that qualified under the Community Reinvestment Act ("CRA"), which were originated for resale through September 2002. During September 2002, BankAtlantic discontinued its practice of selling CRA loans, transferred $7.3 million of CRA loans from loans held for sale to loans held for investment and realized a $151,000 loss at the transfer date. BankAtlantic now originates CRA loans designated as held for investment and also originates CRA loans that are pre-sold to correspondents. BankAtlantic continues to purchase residential loans for its portfolio.

ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS):


                                                               For the Years Ended December 31,
                                                        ----------------------------------------------
                                                          2003               2002               2001
                                                        --------           --------           --------
Balance, beginning of period                            $ 49,094           $ 45,657           $ 48,072
                                                        --------           --------           --------
Loans charged-off                                        (11,723)           (28,663)           (27,916)
Recoveries of loans previously charged-off                10,577              8,879              8,596
                                                        --------           --------           --------
Net charge-offs                                           (1,146)           (19,784)           (19,320)
Allowance for loan losses, acquired                         (734)             9,144                 --
Net provision (credited) charged to operations              (547)            14,077             16,905
                                                        --------           --------           --------
Balance, end of period                                  $ 46,667           $ 49,094           $ 45,657
                                                        ========           ========           ========



                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following summarizes impaired loans (in thousands):


                                                                  December 31, 2003                 December 31, 2002
                                                             --------------------------        ---------------------------
                                                               Gross                              Gross
                                                              Recorded         Specific         Recorded        Specific
                                                             Investment       Allowances       Investment       Allowances
                                                             ----------       ----------       ----------       ----------
Impaired loans with specific valuation allowances             $   361          $   181          $ 4,886          $ 1,386
Impaired loans without specific valuation allowances           12,325               --           17,478               --
                                                              -------          -------          -------          -------
  Total                                                       $12,686          $   181          $22,364          $ 1,386
                                                              =======          =======          =======          =======


The average gross recorded investment in impaired loans was $16.3 million, $39.3 million and $54.2 million during the years ended December 31, 2003, 2002 and 2001, respectively.

Interest income, which would have been recorded under the contractual terms of impaired loans, and the interest income actually recognized was (in thousands):

                                           For the Years Ended December 31,
                                    -------------------------------------------
                                     2003               2002              2001
                                    -------           -------           -------
Contracted interest income          $   666           $ 1,575           $ 2,815
Interest income recognized             (396)             (768)             (941)
                                    -------           -------           -------
Foregone interest income            $   270           $   807           $ 1,874
                                    =======           =======           =======

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

NON-PERFORMING ASSETS (IN THOUSANDS):

                                                                   At December 31,
                                                    ---------------------------------------------
                                                      2003              2002               2001
                                                    --------          --------           --------
Non-accrual -- tax certificates                     $    894          $  1,419           $  1,727
Non-accrual -- loans
  Residential                                          8,489            12,773              9,203
  Syndication                                             --                --             10,700
  Commercial real estate and business                     52             1,474             13,066
  Small business                                         155               239                905
  Lease financing                                         25             3,900              2,585
  Consumer                                               794               532                796
Real estate owned                                      2,422             9,607              3,904
Other repossessed assets                                  --                 4                 17
                                                    --------          --------           --------
          Total non-performing assets                 12,831            29,948             42,903
Specific valuation allowance                              --            (1,386)            (9,936)
                                                    --------          --------           --------
          Total non-performing assets, net          $ 12,831          $ 28,562           $ 32,967
                                                    ========          ========           ========


Other potential problem loans consist of the following (in thousands)


                                                                           At December 31,
                                                               --------------------------------------
                                                                2003           2002             2001
                                                               ------         ------           ------
Loans contractually past due 90 days or more
   and still accruing                                          $  135          $  100          $   --
Performing impaired loans, net of specific allowances             180              --              --
Restructured loans                                              1,387           1,882             743
Delinquent residential loans purchased                          1,288           1,464           1,705
                                                               ------          ------          ------
Total potential problem loans                                  $2,990          $3,446          $2,448
                                                               ======          ======          ======


Loans contractually past due 90 days or more represent loans that have matured and the borrower continues to make the

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Performing impaired loans are still accruing impaired loans, and delinquent purchased loans were non-performing residential loans purchased at a discount. There were no commitments to lend additional funds on non-performing loans or potential problem loans at December 31, 2003.

Foreclosed asset activity in non-interest expense includes the following (in thousands):


                                                         For the Years Ended December 31,
                                                     ------------------------------------------
                                                      2003               2002             2001
                                                     -------           -------           -------

Real estate acquired in settlement of loans
  and tax certificates:
   Operating expenses, net                           $ 1,122           $   872           $   160
   Provisions  for losses on REO                         812             1,467               117
   Net gains on sales                                 (1,984)             (117)           (1,053)
                                                     -------           -------           -------
          Total (income) loss                        $   (50)          $ 2,222           $  (776)
                                                     =======           =======           =======


Activity in the allowance for real estate owned consisted of (in thousands):


                                            For the Years Ended December 31,
                                        -------------------------------------------
                                         2003              2002               2001
                                        -------           -------           -------
Balance, beginning of period            $    --           $    --           $   310
Net charge-offs:
  Commercial real estate                   (750)           (1,500)             (220)
  Residential real estate                   (62)               33              (207)
                                        -------           -------           -------
Total net charge-offs                      (812)           (1,467)             (427)
  Provision for losses on  REO              812             1,467               117
                                        -------           -------           -------
Balance, end of period                  $    --           $    --           $    --
                                        =======           =======           =======


5. ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of (in thousands):

                                                         December 31,
                                                    -----------------------
                                                     2003             2002
                                                    -------          ------
Loans receivable                                    $15,746          $17,621
Investment securities and tax certificates           10,269           11,390
Interest rate swaps                                      --              789
Securities available for sale                         1,897            4,250
                                                    -------          -------
                                                    $27,912          $34,050
                                                    =======          =======

6. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment was comprised of (in thousands):

                                                      December 31,
                                                --------------------------
                                                  2003              2002
                                                --------          --------
Land                                            $ 22,422          $ 22,668
Buildings and improvements                        70,446            68,291
Furniture and equipment                           50,132            45,115
                                                --------          --------
          Total                                  143,000           136,074
Less accumulated depreciation                     49,346            43,290
                                                --------          --------
Office properties and equipment -- net          $ 93,654          $ 92,784
                                                ========          ========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 2002, BankAtlantic Bancorp purchased a $14.3 million office facility to consolidate BankAtlantic Bancorp's headquarters and back office operations into a centralized facility. As of December 31, 2003, BankAtlantic Bancorp had incurred approximately $3 million in renovation costs.

During 2002, BankAtlantic discontinued certain ATM relationships, resulting in an $801,000 restructuring charge and a $206,000 impairment write-down.

During 2001, BankAtlantic finalized a plan to exit its in-store branches resulting in a $550,000 impairment charge on leasehold improvements. The Company also sold 14 in-store branches to unrelated financial institutions and recorded gains of $384,000 and $1.6 million during the years ended December 31, 2002 and 2001, respectively.

7.  DEPOSITS

The weighted average nominal interest rate payable on deposit accounts at December 31, 2003 and 2002 was 0.94% and 1.79%, respectively. The stated rates and balances on deposits were (dollars in thousands):


                                                                                        December 31,
                                                          -----------------------------------------------------------------------
                                                                           2003                                  2002
                                                          --------------------------------        -------------------------------
                                                             Amount                Percent          Amount                Percent
                                                          -----------              -------        -----------             -------
Interest free checking                                    $   645,036               21.09%        $   462,718              15.84%
Insured money fund savings
  0.83% at December 31, 2003,
  1.20% at December 31, 2002,                                 865,590               28.31             775,175              26.54
NOW accounts
  0.30% at December 31, 2003,
  0.50% at December 31, 2002,                                 533,888               17.46             399,985              13.70
Savings accounts
  0.28% at December 31, 2003,
  0.56% at December 31, 2002,                                 208,966                6.83             163,641               5.60
                                                          -----------           ---------         -----------          ---------
Total non-certificate accounts                              2,253,480               73.69           1,801,519              61.68
                                                          -----------           ---------         -----------          ---------
Certificate accounts:
  Less than 2.00%                                             455,709               14.90             259,328               8.88
  2.01% to 3.00%                                              147,446                4.82             222,475               7.62
  3.01% to 4.00%                                               45,546                1.49              65,972               2.26
  4.01% to 5.00%                                               51,379                1.68             284,611               9.75
  5.01% and greater                                           102,382                3.35             280,193               9.59
                                                          -----------           ---------         -----------          ---------
Total certificate accounts                                    802,462               26.24           1,112,579              38.10
                                                          -----------           ---------         -----------          ---------
Total deposit accounts                                      3,055,942               99.93           2,914,098              99.78
                                                          -----------           ---------         -----------          ---------
Fair value adjustment related to hedged deposits                   --                  --                 843               0.03
Premium on brokered deposits                                     (798)              (0.03)                 --                 --
Fair value adjustment related to acquisitions                     472                0.02                 929               0.03
Interest earned not credited to deposit accounts                2,526                0.08               4,685               0.16
                                                          -----------           ---------         -----------          ---------
Total                                                     $ 3,058,142              100.00%        $ 2,920,555             100.00%
                                                          ===========           =========         ===========          =========


Interest expense by deposit category was (in thousands):


                                                              For the Years Ended December 31,
                                                       ----------------------------------------------
                                                         2003               2002              2001
                                                       --------           --------           --------
Money fund savings and NOW accounts                    $ 11,142           $ 15,338           $ 20,241
Savings accounts                                            856              1,362              1,451
Certificate accounts -- below $100,000                   10,914             24,177             30,324
Certificate accounts - $100,000 and above                13,457             22,140             33,960
Less early withdrawal penalty                              (180)              (240)              (308)
                                                       --------           --------           --------
               Total                                   $ 36,189           $ 62,777           $ 85,668
                                                       ========           ========           ========


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 2003, the amounts of scheduled maturities of certificate accounts were (in thousands):


                                                               For the Years Ended December 31,
     Nominal               ---------------------------------------------------------------------------------------------------
  Interest Rate              2004              2005              2006              2007              2008           Thereafter
  -------------            --------          --------          --------          --------          ---------        ----------
Less than 2.00%            $341,975          $104,606          $  8,603          $    159          $    354          $     12
2.01% to 3.00%               19,929            51,992            70,235             1,583             3,707                --
3.01% to 4.00%                7,885            12,491             1,571             5,799            17,399               401
4.01% to 5.00%               36,667             2,924             7,755             4,032                 1                --
5.01% and greater            67,607            29,263             3,057             2,166               289                --
                           --------          --------          --------          --------          --------          --------
          Total            $474,063          $201,276          $ 91,221          $ 13,739          $ 21,750          $    413
                           ========          ========          ========          ========          ========          ========


Time deposits of $100,000 and over had the following maturities (in thousands):

                                      December 31,
                                         2003
                                      ------------
3 months or less                       $ 94,378
4 to 6 months                            45,885
7 to 12 months                           75,049
More than 12 months                     227,798
                                       --------
          Total                        $443,110
                                       ========

Included in certificate accounts at December 31 was (in thousands):

                                         2003               2002
                                        --------          --------
Brokered deposits                       $145,559          $ 37,857
Public deposits                          180,241           286,908
                                        --------          --------
  Total institutional deposits          $325,800          $324,765
                                        ========          ========

Ryan Beck acted as principal dealer in obtaining $20.7 million and $22.9 million of the brokered deposits outstanding as of December 31, 2003 and 2002, respectively. BankAtlantic has various relationships for obtaining brokered deposits. These relationships are considered as an alternative source of borrowings, when and if needed. At December 31, 2002, $33 million of 10 and 15 year callable fixed rate time deposits with an average interest rate of 5.89% were included with brokered deposits. Callable interest rate swap contracts were written to swap the 5.89% average fixed interest rate to a three-month LIBOR interest rate. BankAtlantic elected to account for the interest rate swaps as fair value hedges (see Note 19). During 2003, BankAtlantic called the deposits and terminated the interest rate swap contracts.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  ADVANCES FROM FEDERAL HOME LOAN BANK AND FEDERAL FUNDS PURCHASED

ADVANCES FROM FEDERAL HOME LOAN BANK ("FHLB") (DOLLARS IN THOUSANDS):


                                                                                                      December 31,
               Payable During the Year                       Year                              ---------------------------
                 Ending December 31,                       Callable       Interest Rate          2003             2002
------------------------------------------------------     ----------    -----------------     ----------      -----------
2003                                                                      5.39% to 7.25%       $      --       $   145,611
2004                                                                      2.80% to 5.68%           6,250           128,750
2005                                                                      6.09% to 6.15%              --            75,000
2005                                                                          1.86%               17,500                --
2006                                                                          1.89%               18,750                --
2007                                                                          5.68%               25,000            25,000
2008                                                                      5.32% to 5.67%         492,000                --
2010                                                                      5.84% to 6.34%          32,000            32,000
                                                                                               ---------       -----------
     TOTAL  FIXED RATE ADVANCES                                                                  591,500           406,361
                                                                                               ---------       -----------
2007                                                            2003      1.69% to 1.93%              --           122,500
2008                                                            2003      5.32% to 5.67%              --           492,000
2008                                                            2004          1.31%               25,000                --
2011                                                            2004      4.50% to 4.90%          50,000            50,000
2011                                                            2005           5.05               30,000            30,000
                                                                                               ---------       -----------
     TOTAL CALLABLE FIXED RATE ADVANCES - EUROPEAN                                               105,000           694,500
                                                                                               ---------       -----------
2004                                                            2004          5.47%                   --            10,000
2009                                                            2004          5.06%               10,000            10,000
2010                                                            2003          5.52%                   --            30,000
                                                                                               ---------       -----------
     TOTAL CALLABLE FIXED RATE ADVANCES - BERMUDA                                                 10,000            50,000
                                                                                               ---------       -----------
     ADJUSTABLE RATE ADVANCES
2003                                                                      4.15% to 4.90%              --            68,000
2004                                                                      1.17% to 1.40%          50,000            50,000
2006                                                                      1.18% to 5.46%          25,000            25,000
                                                                                               ---------       -----------
     TOTAL ADJUSTABLE RATE ADVANCES                                                               75,000           143,000
                                                                                               ---------       -----------
     PURCHASE ACCOUNTING FAIR VALUE ADJUSTMENTS                                                      705             3,309
                                                                                               ---------       -----------
     TOTAL FHLB ADVANCES                                                                       $ 782,205       $ 1,297,170
                                                                                               =========      ============
AVERAGE COST DURING PERIOD                                                                          4.79%            5.21%
                                                                                               ---------       ----------
AVERAGE COST END OF  PERIOD                                                                         4.67%            4.83%
                                                                                               =========       ==========


European callable advances give the FHLB the option to reprice the advance at a specific future date. Bermuda callable advances give the FHLB the option to reprice the advance anytime from the call date until the payable date. Once the FHLB exercises its call option, BankAtlantic has the option to convert to a three-month LIBOR-based floating rate advance, pay off the advance or convert to another fixed rate advance.

At December 31, 2003, $1.4 billion of 1-4 family residential loans, $252.1 million of commercial real estate loans and $328.5 million of consumer loans were pledged against FHLB advances and an FHLB letter of credit securing public deposits. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances.

BankAtlantic's line of credit with the FHLB is limited to 30% of assets, subject to available collateral, with a maximum term of 10 years.

On December 31, 2003, BankAtlantic pledged $12.4 million of consumer loans to the Federal Reserve Bank of Atlanta ("FRB") as collateral for potential advances of $10.0 million. The FRB line of credit has not yet been utilized.

During the year ended December 31, 2003, BankAtlantic repaid $325 million of fixed rate FHLB advances that would have matured within 24 months and incurred a prepayment penalty of $10.9 million. The weighted average rate of FHLB advances repaid was 5.57%.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FEDERAL FUNDS PURCHASED:

BankAtlantic established $245.0 million of lines of credit with other banking institutions for the purchase of federal funds. The following table provides information on federal funds purchased at December 31, (dollars in thousands):


                                                    2003               2002               2001
                                                  --------           --------           --------
Ending balance                                    $     --           $     --           $ 61,000
Maximum outstanding at any month end
  within period                                   $180,000           $ 85,000           $107,000
Average amount outstanding during period          $ 60,179           $ 47,704           $ 54,167
Average  cost during period                           1.29%              1.85%              3.86%


9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent transactions whereby BankAtlantic Bancorp sells a portion of its current investment portfolio (usually MBS's and REMIC's) at a negotiated rate and agrees to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and its customers. These transactions are collateralized by investment securities. Customer repurchase agreements are not insured by the Federal Deposit Insurance Corporation (the "FDIC"). At December 31, 2003 and 2002, the outstanding balances of customer repurchase agreements were $138.8 million and $116.3 million, respectively. There were no repurchase agreements outstanding to institutions at December 31, 2003 and 2002.

The following table provides information on the agreements to repurchase (dollars in thousands):


                                                                               For the Years Ended December 31,
                                                                       -------------------------------------------------
                                                                           2003               2002              2001
                                                                       -----------         -----------       ------------
Maximum borrowing at any month-end within the period                   $   365,042         $   540,880       $    714,121
Average borrowing during the period                                    $   193,068         $   327,001       $    542,296
Average interest cost during the period                                       1.11%               1.73%              4.09%
Average interest cost at end of the period                                    0.73%               1.08%              1.52%


The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):


                                                                                       Weighted
                                                        Estimated                       Average
                                     Amortized            Fair          Repurchase     Interest
                                       Cost               Value           Balance        Rate
                                     ---------          ---------       ----------     --------
DECEMBER 31, 2003 (1)
Mortgage-backed securities           $ 124,759          $ 128,118         $106,813        0.73%
REMIC                                   16,846             16,866           14,061        0.73
                                     ---------          ---------         --------        ----
          Total                      $ 141,605          $ 144,984         $120,874        0.73%
                                     =========          =========          =======        ====

DECEMBER 31, 2002 (1)
Mortgage-backed securities           $ 113,494          $ 117,317         $109,690        1.08%
REMIC                                    7,024              7,047            6,589        1.08
                                     ---------          ---------         --------        ----
          Total                      $ 120,518          $ 124,364         $116,279        1.08%
                                     =========          =========         ========        ====


(1) At December 31, 2003 and 2002, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.

All repurchase agreements existing at December 31, 2003 matured and were repaid in January 2004. These securities were held by unrelated broker/dealers.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.  SUBORDINATED DEBENTURES, OTHER DEBT AND TRUST PREFERRED SECURITIES

The Company had the following subordinated debentures, notes and bonds payable outstanding at December 31, 2003 and 2002 (dollars in thousands):


                                                                        December 31,
                                                    Issue        ------------------------------      Interest         Maturity
                                                     Date               2003           2002             Rate            Date
                                                  ----------          --------       --------       ------------     ----------
BANKATLANTIC BANCORP BORROWINGS
5 5/8% convertible debentures (1)                 11/25/1997          $     --       $ 46,042              5.63%      12/1/2007
Bank line of credit                                8/24/2000               100         16,100        Prime -.50%       9/1/2004
Notes payable - retention plan                     6/28/2002                --          3,675              5.75%      6/28/2003
                                                                      --------       --------
  TOTAL BANKATLANTIC BANCORP BORROWINGS                                    100         65,817
                                                                      --------       --------
BANKATLANTIC BORROWINGS
Subordinated debentures (2)                       10/29/2002            22,000         22,000      LIBOR + 3.45%      11/7/2012
Development notes                                    Various             2,739              -           Various%        Various
Mortgage-backed bond                               3/22/2002            10,954         13,755         (3)             9/30/2013
                                                                      --------       --------
  TOTAL BANKATLANTIC BORROWINGS                                         35,693         35,755
                                                                      --------       --------
LEVITT BORROWINGS
Acquisition note                                   9/15/2000             8,400         10,500        Prime +1/2%       9/1/2005
Working capital line of credit                       Various             1,000          3,612         Prime +1%       9/15/2005
Development bonds                                    Various               850          4,581           Various         Various
Acquisition and development notes                    Various           100,575         70,802           Various         Various
Subordinated investment notes                        Various             1,309             -            Various         Various
Other loans                                          Various               341            445           Various         Various
                                                                      --------       --------
  TOTAL LEVITT BORROWINGS                                              112,475         89,940
                                                                      --------       --------
RB HOLDINGS, INC.  BORROWINGS
Notes payable                                      4/26/2002               802          2,304      LIBOR + 2.65%     5/1/2004
                                                                      --------       --------
BFC BORROWINGS
Working capital                                      Various             6,015          6,015          Prime +1        5/3/2004
Mortgage payables                                    Various             9,015          9,237           Various     2004 - 2010
                                                                      --------       --------
  TOTAL BFC BORROWINGS                                                  15,030         15,252
                                                                      --------       --------
  TOTAL                                                               $164,100       $209,068
                                                                      ========       ========


(1) Convertible at the option of the holder into shares of BankAtlantic Bancorp Class A Common Stock at a conversion price of $11.25 per share.
(2) LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.
(3) The bonds adjust semi-annually to the 10-year treasury constant maturity rate minus 23 basis points.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BankAtlantic Bancorp had the following junior subordinated debentures outstanding at December 31, 2003 (dollars in thousands):


                                                                                                              Beginning
                                                                                                               Optional
                                          Issue         Outstanding         Interest          Maturity        Redemption
Junior Subordinated Debentures             Date            Amount             Rate              Date             Date
------------------------------------    -----------     -------------    ---------------     ------------    -------------
Subordinated Debentures Trust II         3/5/2002         $   57,088             8.50%        3/31/2032       3/31/2007
Subordinated Debentures Trust III       6/26/2002             25,774     LIBOR + 3.45%        6/26/2032       6/26/2007
Subordinated Debentures Trust IV        9/26/2002             25,774     LIBOR + 3.40%        9/26/2032       9/26/2007
Subordinated Debentures Trust V         9/27/2002             10,310     LIBOR + 3.40%        9/27/2032       9/27/2007
Subordinated Debentures Trust VI        12/10/2002            15,450     LIBOR + 3.35%       12/10/2032       12/10/2007
Subordinated Debentures Trust VII       12/19/2002            25,774     LIBOR + 3.25%       12/19/2032       12/19/2007
Subordinated Debentures Trust VIII      12/19/2002            15,464     LIBOR + 3.35%       12/19/2032       12/19/2007
Subordinated Debentures Trust IX        12/19/2002            10,310     LIBOR + 3.35%       12/19/2032       12/19/2007
Subordinated Debentures Trust X         3/26/2003             51,548          6.40(2)%        3/26/2033       3/26/2008
Subordinated Debentures Trust XI        4/10/2003             10,310          6.45(2)%        4/24/2033       4/24/2008
Subordinated Debentures Trust XII       3/27/2003             15,464          6.65(2)%        4/07/2033       4/07/2008
                                                          ----------
  Total Subordinated Debentures (1)                       $  263,266
                                                          ==========


(1)      LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.
(2)      Adjusts to floating LIBOR rate five years from the issue date.

BankAtlantic Bancorp had the following trust preferred securities outstanding at December 31, 2002 (dollars in thousands):


                                                                                                               Beginning
                                                                                                               Optional
                                           Issue         Outstanding         Interest          Maturity       Redemption
                                           Date             Amount             Rate              Date            Date
                                        ------------     -------------    ---------------     ------------   --------------
BBC Capital Trust II                     3/5/2002           $  55,375             8.50%        3/31/2032       3/31/2007
BBC Capital Trust III                    6/26/2002             25,000     LIBOR + 3.45%        6/26/2032       6/26/2007
BBC Capital Trust IV                     9/26/2002             25,000     LIBOR + 3.40%        9/26/2032       9/26/2007
BBC Capital Trust V                      9/27/2002             10,000     LIBOR + 3.40%        9/27/2032       9/27/2007
BBC Capital Trust VI                    12/10/2002             15,000     LIBOR + 3.35%       12/10/2032      12/10/2007
BBC Capital Trust VII                   12/19/2002             25,000     LIBOR + 3.25%       12/19/2032      12/19/2007
BBC Capital Trust VIII                  12/19/2002             15,000     LIBOR + 3.35%       12/19/2032      12/19/2007
BBC Capital Trust IX                    12/19/2002             10,000     LIBOR + 3.35%       12/19/2032      12/19/2007
                                                             ---------
  Total Trust Preferred Securities(1)                        $ 180,375
                                                             =========


(1)      LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

Annual Maturities of junior subordinated debentures and other debt outstanding at December 31, 2003 are as follows (in thousands):

  Year Ending
  December 31,                     Amount
  ------------                    --------
      2004                        $ 16,711
      2005                          41,713
      2006                          11,135
      2007                          57,514
      2008                           2,112
   Thereafter                      298,181
                                  --------
                                  $427,366
                                  ========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 2003 and 2002, $7.6 million and $7.3 million, respectively, of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures, trust preferred securities and other debt were included in other assets in the Company's statements of financial condition.

JUNIOR SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES:

BankAtlantic Bancorp has formed eleven statutory business trusts ("Trusts") for the purpose of issuing Trust Preferred Securities ("trust preferred securities") and investing the proceeds thereof in junior subordinated debentures of BankAtlantic Bancorp. The trust preferred securities are fully and unconditionally guaranteed by BankAtlantic Bancorp. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to BankAtlantic Bancorp to purchase junior subordinated debentures from BankAtlantic Bancorp. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. BankAtlantic Bancorp has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. To date no interest has been deferred. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. BankAtlantic Bancorp has the right to redeem the junior subordinated debentures five years from the issue date and also has the right to redeem the junior subordinated debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after the redemption date and therefore cause a mandatory redemption of the trust preferred securities. The exercise of such right is subject to BankAtlantic Bancorp having received regulatory approval, if required under applicable capital guidelines or regulatory policies. In addition, BankAtlantic Bancorp has the right, at any time, to shorten the maturity of the junior subordinated debentures to a date not earlier than the redemption date. Exercise of this right is also subject to receipt of regulatory approval, if required under applicable capital guidelines or regulatory policies.

Prior to January 1, 2003, the Trusts were consolidated in the Company's and BankAtlantic Bancorp's financial statements, with the trust preferred securities issued by the Trusts reported as guaranteed preferred beneficial interests in BankAtlantic Bancorp's junior subordinated debentures and the junior subordinated debentures were eliminated in consolidation. Upon the implementation of FIN 46, as revised in December 2003, the Trusts are no longer consolidated in the Company's and BankAtlantic Bancorp's financial statements. As a consequence the Company and BankAtlantic Bancorp report their junior subordinated debentures issued to the Trusts as liabilities and reports its investment in the Trusts as investment in unconsolidated subsidiaries. The effect of the implementation of FIN 46 on the Company's consolidated statement of financial condition was to increase investment in unconsolidated subsidiaries by $5.5 million, decrease guaranteed preferred beneficial interest in Company's Junior Subordinated Debentures by $180.4 million and increase junior subordinated debentures by $185.9 million. The effect of the implementation on the Company's statement of operations was to increase income from unconsolidated subsidiaries by $425,000 and increase interest expense by $425,000.

During the year ended December 31, 2003, BankAtlantic Bancorp participated in three pooled trust preferred securities offerings in which an aggregate of $77.3 million of junior subordinated debentures were issued. The subordinated debentures pay interest quarterly at fixed rates ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to three-month LIBOR plus 315-325 basis points. The net proceeds to BankAtlantic Bancorp from the subordinated debentures offerings after BankAtlantic Bancorp's investment in the related Trusts, placement fees and expenses were approximately $74 million.

A portion of the net proceeds from the above junior subordinated debenture issuance was used to redeem $45.8 million of BankAtlantic Bancorp's 5.625% Convertible Subordinated Debentures and pay down $16 million of borrowings under BankAtlantic Bancorp's credit facility with an unrelated financial institution. BankAtlantic Bancorp wrote off $732,000 of deferred offering costs and incurred a $916,000 call premium upon retirement of the debentures.

During the year ended December 31, 2002, BankAtlantic Bancorp participated in seven pooled trust preferred securities offerings in which an aggregate of $125 million of trust preferred securities were issued. The trust preferred securities pay interest quarterly at a floating rate equal to three-month LIBOR plus a spread and are redeemable five years from the issue date. The net proceeds to BankAtlantic Bancorp from the trust preferred securities offerings after placement fees and expenses were approximately $121.1 million. Additionally, in March 2002, BankAtlantic Bancorp completed an

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

underwritten public offering in which BankAtlantic Bancorp's wholly owned statutory trust ("BBC Capital II") issued $55.4 million of trust preferred securities. These trust preferred securities pay distributions quarterly at an 8.50% fixed rate. The net proceeds to BankAtlantic Bancorp from the publicly offered trust preferred securities after underwriting discounts and expenses was approximately $53.3 million.

BankAtlantic Bancorp used the proceeds from the above trust preferred securities offerings to retire $74.8 million of 9.5% trust preferred securities and $21 million of 9% subordinated debentures; to fund a portion of BankAtlantic's purchase of Community, Levitt's investment in Bluegreen and Ryan Beck's acquisition of certain assets and the assumption of certain liabilities of Gruntal, and for general corporate purposes. BankAtlantic Bancorp wrote off $2.4 million of deferred offering costs associated with the retirement of the debentures and trust preferred securities and incurred a $716,000 call premium associated with the retirement of the debentures.

In August 2001, BankAtlantic Bancorp called for redemption approximately $51 million in principal amount of its outstanding 6 3/4% convertible subordinated debentures due 2006. At September 19, 2001, the redemption date, all but approximately $251,000 of the 6 3/4% convertible debentures were converted by holders into an aggregate of 8,919,649 shares of BankAtlantic Bancorp Class A Common Stock. The debentures were convertible into BankAtlantic Bancorp Class A Common Stock at a conversion price of $5.70.

BANKATLANTIC BANCORP:

REVOLVING CREDIT FACILITY:

On August 24, 2000, BankAtlantic Bancorp entered into a revolving credit facility of $20 million from an independent financial institution. The credit facility contains customary financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. On September 17, 2001, the maturity date of the credit facility was extended to September 2004, and the maximum outstanding balance of the credit facility was increased from $20 million to $30 million. In January 2004, the maturity date of the note was extended to March 2005. BankAtlantic Bancorp was in compliance with all loan covenants at December 31, 2003.

NOTES PAYABLE RETENTION PLAN:

On June 28, 2002, the participants in the BankAtlantic Bancorp, Inc. Deferred Compensation Plan relating to the acquisition of Ryan Beck vested in their compensation awards and BankAtlantic Bancorp elected to issue notes for 50% of the award. BankAtlantic Bancorp repaid the notes in May 2003.

BANKATLANTIC:

In connection with the acquisition of Community, BankAtlantic assumed a $15.9 million mortgage-backed bond, valued at $14.3 million at the acquisition date. The bond had a $11.0 million outstanding balance at December 31, 2003. BankAtlantic pledged $20.4 million of residential loans as collateral for this bond at December 31, 2003.

In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due 2012. The Subordinated Debentures pay interest quarterly at a floating rate equal to three-month LIBOR plus 345 basis points and are redeemable after October 2007 at a price based upon then prevailing market interest rates. The net proceeds were used by BankAtlantic for general corporate purposes. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures currently qualify for inclusion in BankAtlantic's total risk based capital.

The development notes are the obligation of a real estate joint venture that was acquired in connection with the acquisition of Community. The notes are secured by construction of specific homes. The notes are with unrelated financial institutions with interest rates ranging from prime plus .75% to prime plus 1% with interest rate floors ranging from 5.00% to 5.75%. These notes have maturity dates ranging from 2004 to 2006. BankAtlantic's wholly owned subsidiary has a 50% interest in the real estate joint venture and effective January 1, 2003, the joint venture was included in the Company's consolidated financial statements upon the implementation of FIN 46.

RYAN BECK:

At December 31, 2003, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2004, and is secured by certificates of deposit ("CDs") from Ryan Beck's certificate of deposit wholesale business. There were no amounts outstanding under this facility at December 31, 2003.

During the year ended December 31, 2002, Ryan Beck borrowed $5.0 million from BankAtlantic Bancorp for general corporate purposes and repaid the loan in September 2003. This inter-company loan was eliminated in consolidation.

As part of the Gruntal transaction, Ryan Beck assumed a $3.4 million note payable secured by leasehold improvements and equipment in nine branch locations. The note bears interest at three-month LIBOR plus 265 basis points and matures on May 1, 2004. The outstanding balance of this note at December 31, 2003 and 2002 was $802,000 and $2.3 million, respectively.

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

LEVITT:

Levitt acquisition and development loan obligations at December 31, 2003 are secured by land acquisitions, construction and development of various communities located in Florida. These notes are with unrelated financial institutions and a total of $99.6 million are indexed to the prime rate or LIBOR rate of interest. Interest rates range from prime less 0.25% to prime plus 0.75% and LIBOR plus 2.10% to LIBOR plus 3.00%, with interest rates floors ranging from 4.75% to 5.50% and maturity dates ranging from August 2005 to March 2008. The fixed rate loan was $988,000 and has a current interest rate of 5.10%, adjustable every three years based on 325 basis points over US Treasuries, and a maturity date of February 2024.

On September 30, 2003, the Securities and Exchange Commission (the "SEC") declared effective a Levitt Registration Statement on Form S-1 for the public offering of up to $100 million of unsecured subordinated investment notes. The investment notes are unsecured obligations of Levitt and are subordinated to substantially all of Levitt's other liabilities. The investment notes are not guaranteed by any of Levitt's subsidiaries or any other entity. At December 31, 2003, approximately $1.3 million of investment notes were outstanding. In late 2003, Levitt ceased advertising the offering of the investment notes, and in March 2004, Levitt deregistered the unsold balance of investment notes remaining under the registration statement.

Levitt borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by Levitt's membership interest in Levitt and Sons. At December 31, 2003, $8.4 million was outstanding under this loan, and Levitt intends to repay this loan with the proceeds of the proposed equity offering described in Note 26 - Subsequent Event.

Levitt and Sons has a credit agreement with a non-affiliated financial institution to provide a working capital line of credit of $10 million. At December 31, 2003, Levitt and Sons had available credit of approximately $9 million and had a balance outstanding of $1 million. The credit facility matures in September 2005. On or before June 30th of each calendar year (other than the year of the maturity date, as may be extended) the financial institution may in its sole discretion offer the option to extend the term of the loan for a one-year period.

In connection with the development of certain of Levitt's communities, community development or improvement districts have been established. These districts may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements that may be performed by Levitt near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Levitt pays a portion of the revenues, fees, and assessments levied by the districts on the properties Levitt still owns that are benefited by the improvements and may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing. At December 31, 2003, the outstanding balances of these development bonds were $850,000 with a fixed interest rate of 5.875% and a maturity date in May 2009.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In accordance with Emerging Issues Task Force Issue 91-10 ("EITF 91-10"), Accounting for Special Assessments and Tax Increment Financing, Levitt records a liability, net of cash held by the districts available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. Levitt reduces this liability by the corresponding assessment assumed by property purchasers and the amounts paid by Levitt at the time of closing and transfer of the property. Interest is calculated and paid based upon the gross bond obligation.

During the fourth quarter of 2003, a development district for the Tradition master planned community issued $62.8 million of long term assessment bonds to refinance $28.9 million of previously issued and outstanding bond anticipation notes and to provide financing for infrastructure development. The development district assesses property owners to fund debt service and the ultimate repayment of the bonds. Levitt is assessed based on our pro-rata ownership of the property in the district. At December 31, 2003, Levitt owned approximately 95% of the property in the district. Levitt's pro-rata share of the assessment transfers to third party purchasers upon property sales. The assessments are projected to be levied beginning in 2005. In accordance with EITF 91-10, an expense will be recognized for the pro-rata portion of assessments, based upon Levitt's ownership of benefited property.

Inter-company loans to Levitt from BankAtlantic were $18.1 million and $27.5 million at December 31, 2003 and 2002, respectively. Inter-company loans to Levitt from BankAtlantic Bancorp were $43.5 million and $30.0 million at December 31, 2003 and 2002, respectively. The above inter-company loans were eliminated in consolidation.

Some of Levitt's borrowings contain covenants that, among other things, require it to maintain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that Levitt can incur in the future and restricting the payment of dividends to Levitt from its subsidiaries. At December 31, 2003, Levitt was in compliance with all loan agreement financial covenants.

BFC

All mortgage payables and other borrowings are from unaffiliated parties. At December 31, 2003, the Company had a line of credit in the amount of $8.0 million requiring only interest payments at prime plus 1%. The line of credit matures in May 2004. The outstanding balance at December 31, 2003 and 2002 was $6.0 million. Shares of BankAtlantic Bancorp's Class A Common Stock owned by BFC are pledged as collateral.

At December 31, 2003 and 2002, approximately $8.4 million and $8.5 million, respectively, of the mortgage payables related to real estate with an interest rate of 9.2% and maturity date in May 2007. At December 31, 2003 and 2002, approximately $625,000 and $702,000, respectively, of the mortgage payables related to mortgage receivables in connection with the sale of properties previously owned by the Company, with interest rates at 6% and maturity dates ranging from 2009 through 2010.

Included in other liabilities at December 31, 2003 and 2002 is approximately $4.9 million representing amounts due in connection with the settlement of a class action litigation that arose in connection with exchange transactions that the Company entered into in 1989 and 1991.

11. INVESTMENT IN BANKATLANTIC BANCORP AND LEVITT, AND EQUITY TRANSACTIONS FROM BANKATLANTIC BANCORP AND LEVITT

INVESTMENT IN BANKATLANTIC BANCORP

The following table reflects BFC's percentage ownership in BankAtlantic Bancorp:

                     Class a   Class B     Percent      Percent
                      Common    Common     of Total       of
                      Stock     Stock    Outstanding     Vote
                      -------- -------   -----------    -------

December 31, 2003     15.3%      100%       22.2%         55.1%
December 31, 2002     15.5%      100%       22.6%         55.2%
December 31, 2001     15.6%      100%       22.7%         55.3%

At December 31, 2003, the Company owned 8,296,978 shares of BankAtlantic Bancorp Class A Common Stock and 4,876,124 shares of BankAtlantic Bancorp Class B Common Stock representing 22.2% of all outstanding BankAtlantic Bancorp Common Stock. On May 24, 2001, BankAtlantic Bancorp amended its articles of incorporation to grant voting

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rights to holders of BankAtlantic Bancorp Class A Common Stock, make BankAtlantic Bancorp Class B Common Stock convertible into BankAtlantic Bancorp Class A Common Stock on a share for share basis, and equalize the cash dividends payable on BankAtlantic Bancorp's Class A Common Stock and BankAtlantic Bancorp's Class B Common Stock. As a consequence of the amendment, BankAtlantic Bancorp's Class A shareholders are entitled to one vote per share, which in the aggregate represent 53% of the combined voting power of BankAtlantic Bancorp's Class A Common Stock and BankAtlantic Bancorp's Class B Common Stock. BankAtlantic Bancorp's Class B Common Stock represents the remaining 47% of the combined vote. The fixed voting percentages will be eliminated, and shares of BankAtlantic Bancorp's Class B Common Stock will be entitled to only one vote per share, from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B Common Stock.

The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp's Board of Directors and compliance with applicable indenture covenants and will depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulation and is based upon BankAtlantic's regulatory capital levels and net income. Currently, BankAtlantic Bancorp pays a quarterly dividend of $0.033 per share for Class A and Class B Common Stock.

BankAtlantic Bancorp is consolidated in the Company's financial statements, since BFC controls greater than 50% of the vote of BankAtlantic Bancorp. The percentage of votes controlled by the Company determines the Company's consolidation policy, whereas, the percentage of ownership of total outstanding common stock determines the amount of BankAtlantic Bancorp's net income, recognized by the Company.

BANKATLANTIC BANCORP EQUITY TRANSACTIONS

The following are additional equity transactions of BankAtlantic Bancorp that impact or could impact the Company's ownership percentage of BankAtlantic Bancorp and minority interest.

ISSUANCE OF BANKATLANTIC BANCORP CLASS A COMMON STOCK

In April 2003, BankAtlantic Bancorp called for redemption approximately $45.8 million of 5.625% Convertible Subordinated Debentures due 2007. The Convertible Subordinated Debentures were redeemed at a redemption price of 102% of the principal amount plus accrued and unpaid interest through the redemption date. During the period between the mailing of the notice of redemption and the redemption, approximately $211,000 of Convertible Subordinated Debentures were converted by holders into an aggregate of 18,754 shares of BankAtlantic Bancorp Class A Common Stock.

During December 2001, BankAtlantic Bancorp sold 6.9 million shares of its Class A Common Stock in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million. BankAtlantic Bancorp used the proceeds to fund a portion of the purchase price to acquire Community.

On August 15, 2001, BankAtlantic Bancorp called for redemption approximately $51 million in principal amount of its outstanding 6-3/4% Convertible Subordinated Debentures due 2006. The 6 3/4% Convertible Subordinated Debentures were convertible into Class A Common Stock at $5.70 per share. At September 19, 2001, the redemption date, all but approximately $251,000 of the 6 3/4% Convertible Debentures were converted by holders into an aggregate of 8,919,649 shares of BankAtlantic Bancorp Class A Common Stock.

During July 2001, BankAtlantic Bancorp sold 5.1 million shares of its Class A Common Stock in an underwritten public offering at a price of $8.50 per share. The net proceeds after underwriting discounts and expenses were approximately $40.3 million and were used to redeem approximately $34.8 million of BankAtlantic Bancorp's subordinated investment notes and for general corporate purposes.

During the years ended December 31, 2003, 2002 and 2001, BankAtlantic Bancorp received net proceeds of $4.5 million, $1.2 million and $1.6 million, respectively, from the exercise of stock options.

BANKATLANTIC BANCORP RESTRICTED STOCK

During the years ended December 31, 2003, 2002 and 2001, BankAtlantic Bancorp issued 12,500, 1,500 and 196,500 shares, respectively, of BankAtlantic Bancorp restricted Class A Common Stock to certain key employees of BankAtlantic. The restricted stock vests over designated periods and had a fair market value of $148,000, $17,000 and $1.4 million on the issue

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dates, respectively. During the years ended December 31, 2003, 2002 and 2001, 21,000, 21,000 and zero shares, respectively, of restricted stock vested and 183,287 shares of restricted stock remain outstanding.

In December 1998, BankAtlantic Bancorp adopted a Restricted Stock Incentive Plan (the "Restricted Stock Plan") to provide additional incentives to officers and key employees of its subsidiary, Ryan Beck. The Restricted Stock Plan provided up to 862,500 shares of BankAtlantic Bancorp restricted Class A Common Stock, of which not more than 287,500 shares may be granted to any one person. The Restricted Stock Plan allows BankAtlantic Bancorp's Board of Directors to impose an annual cap on awards. BankAtlantic Bancorp's Board granted 16,287 shares of restricted BankAtlantic Bancorp Class A Common Stock under the Restricted Stock Plan to key employees of Ryan Beck in 2001. The fair value of the award at the grant date is recorded as compensation expense over the vesting period. The restricted stock vests over designated period. The shares granted in 2001 had a fair market value of $100,000 at the grant date. During the year ended December 31, 2003, 33,760 of the restricted stock vested and none vested in 2002 and 2001.

BANKATLANTIC BANCORP RETENTION POOL:

In connection with the acquisition of Ryan Beck in June 1998, BankAtlantic Bancorp established a retention pool covering certain key officers of Ryan Beck, under which 785,866 shares of BankAtlantic Bancorp restricted Class A common stock (valued at $8.1 million at the acquisition date) were issued to key employees. The shares vested four years from the date of acquisition and are treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc. Deferred Compensation Plan (the "Plan"). On March 1, 2000, 749,533 shares of restricted BankAtlantic Bancorp Class A Common Stock out of the 755,474 shares of BankAtlantic Bancorp restricted common stock outstanding were retired in exchange for the establishment of interests in the Plan in the aggregate amount of $7.8 million. All participant accounts under the Plan vested on June 28, 2002, and the remaining participants received, in the aggregate, 5,941 shares of BankAtlantic Bancorp Class A Common Stock, and $3.8 million in cash and notes payable for an aggregate principal amount of $3.7 million. The notes payable had a 5.75% interest rate and were paid in full in May 2003. Included in the Company's statement of operations during 2002 and 2001 was $1.0 million and $2.0 million, respectively, of compensation expense associated with the Plan.

BANKATLANTIC BANCORP STOCK OPTION PLANS:


                                                                   Stock Option Plans
                                         -------------------------------------------------------------------------
                                         Maximum Term          Shares     Class of     Vesting     Type of Options
                                              (3)          Authorized(6)   Stock     Requirements        (5)
                                         -------------     -------------  --------   -------------  --------------
1996 Stock Option Plan                     10 years          2,246,094        A       5 Years (1)       ISO, NQ
1998 Ryan Beck Option Plan                 10 years            362,417        A           (4)           ISO, NQ
1998 Stock Option Plan                     10 years            920,000        A       5 Years (1)       ISO, NQ
1999 Non-qualifying Stock Option Plan      10 years            862,500        A           (2)             NQ
1999 Stock Option Plan                     10 years            862,500        A           (2)           ISO, NQ
2000 Non-qualifying Stock Option Plan      10 years          1,704,148        A       Immediately         NQ
2001 Amended and Restated Stock
  Option Plan                              10 years          3,000,000        A       5 Years (1)       ISO, NQ

-------------

(1) Vesting is established by BankAtlantic Bancorp Compensation Committee in connection with each grant of options. All BankAtlantic Bancorp directors' stock options vest immediately.
(2)      Options vest at the discretion of BankAtlantic Bancorp Compensation
         Committee.
(3) All BankAtlantic Bancorp outstanding options must be exercised no later than 10 years after their grant date.
(4) Upon acquisition of Ryan Beck, BankAtlantic Bancorp assumed all options outstanding under Ryan Beck's existing stock option plans at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the 1998 Ryan Beck option plan and the plan will terminate when the outstanding options are exercised or expire. The options vest ratably over four years.
(5)      ISO - Incentive Stock Option NQ - Non-qualifying Stock Option
(6) During 2001, BankAtlantic Bancorp shares underlying options available for grant under all stock options plans except the 2001 stock option plan were canceled. BankAtlantic Bancorp's shareholders increased the number of shares authorized under the 2001 stock option plan to 3,000,000 at the BankAtlantic Bancorp 2002 Annual Meeting.

In January 2004, in connection with the Levitt spin-off and in accordance with the terms of all the option plans, BankAtlantic

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bancorp adjusted the exercise price and number of options granted for all options then outstanding in order to restore the option holder's intrinsic value. In addition, the shares authorized under BankAtlantic Bancorp 2001 Amended and Restated Stock Option Plan were adjusted by the same ratio applied to each participant increasing such Plan's authorized shares to 3,918,891. The number of BankAtlantic Bancorp shares authorized under all other plans was increased in the amount necessary to provide for the increased number of options outstanding under such plans following the above-referenced adjustment.

RYAN BECK STOCK OPTION PLAN:

Ryan Beck's Board of Directors adopted the Ryan Beck & Co., Inc. Option Plan (the "Ryan Beck Plan") effective March 29, 2002. The Ryan Beck Plan provides for the grant of not more than an aggregate 510,000 options to acquire Ryan Beck common stock. As of December 31, 2003, 8,125,000 shares of Ryan Beck common stock were outstanding, all of which are owned by BankAtlantic Bancorp.

In March 2002, Ryan Beck's Board of Directors granted to certain executives, pursuant to the Plan, options to acquire an aggregate of 385,000 shares of Ryan Beck common stock at an exercise price below fair value at the date of grant ($4.80), all of which vested immediately. BankAtlantic Bancorp recorded $92,000 of compensation expense associated with the issuance of these options in 2002. Additionally, in June 2002, 107,500 Ryan Beck options were granted with an exercise price equal to the fair value at the date of grant ($5.04), all of which vest four years from the grant date. During 2003, 25,000 Ryan Beck options were granted with an exercise price equal to the fair value at the date of grant ($10.09), all of which vest four years from the grant date. During 2003, 7,500 Ryan Beck options issued during 2003 were forfeited.

Upon exercise of the options, BankAtlantic Bancorp or Ryan Beck has the right under certain defined circumstances, starting six months plus one day after the exercise date, to repurchase the common stock at fair value as determined by an independent appraiser. BankAtlantic Bancorp and Ryan Beck also have the right of first refusal on any sale of Ryan Beck common stock issued as a result of the exercise of an option, and BankAtlantic Bancorp has the right to require any common stockholder to sell its shares in the event that BankAtlantic Bancorp sells its interest in Ryan Beck.

A summary of BankAtlantic Bancorp's Class A Common Stock option activity was:

                                                              Class A
                                                            Outstanding
                                                              Options
                                                            -----------

Outstanding at December 31, 2000                             5,490,386
Exercised                                                     (361,085)
Forfeited                                                     (227,097)
Issued                                                         553,875
                                                             ---------
Outstanding at December 31, 2001                             5,456,079
Exercised                                                     (269,428)
Forfeited                                                     (243,606)
Issued                                                         759,600
                                                             ---------
Outstanding at December 31, 2002                             5,702,645
Exercised                                                     (996,305)
Forfeited                                                     (172,075)
Issued                                                         777,100
                                                             ---------
Outstanding at December 31, 2003                             5,311,365
                                                             =========
Available for grant at December 31, 2003                     1,007,282
                                                             =========



                                                                                  For the Years Ended December 31,
                                                                              --------------------------------------
                                                                                2003          2002           2001
                                                                              --------      ---------       --------
Weighted average exercise price of options outstanding at period end          $   6.04       $   5.44       $   4.70
Weighted average exercise price of options exercised                          $   5.36       $   4.98       $   4.32
Weighted average price of options forfeited                                   $   6.71       $   8.83       $   6.06


In January 2004, BankAtlantic Bancorp Compensation Committee adjusted all outstanding options to acquire BankAtlantic Bancorp Class A Common Stock that were outstanding prior to the Levitt spin-off to reflect the change in intrinsic value of BankAtlantic Bancorp's Class A Common Stock that resulted from the spin-off. The options were adjusted in accordance

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with FASB Interpretation No. 44 whereby the aggregate intrinsic value of the options immediately after the Levitt spin-off was adjusted to equal the aggregate intrinsic value of the options immediately before the Levitt spin-off and options were also adjusted so that the ratio of the exercise price per share to the market value per share remained unchanged. The option adjustment was accounted for as if the outstanding options prior to the Levitt spin-off were cancelled and new options were issued at the adjusted exercise price and number of shares. As a consequence of the above adjustments the outstanding options increased from 5,311,365 to 6,938,247 and the weighted average exercise price was reduced from $6.04 to $4.63 on January 6, 2004.

The method used to calculate the fair value of the options granted was the Black-Scholes model with the following grant date fair values and assumptions:


                                                                          Weighted Average
                                          --------------------------------------------------------------------------------
                      Number of                                               Risk Free                           Expected
  Year of              Options            Grant Date       Exercise           Interest          Expected          Dividend
   Grant               Granted            Fair Value         Price              Rate           Volatility           Yield
  --------            ---------           ----------       --------           ---------        ----------         --------
   2001                553,875              $ 1.69          $  3.94             5.04%             50.00%             3.00%
   2002                759,600              $ 5.55          $ 11.18             4.65%             47.00%             1.04%
   2003                777,100              $ 4.78          $  9.73             3.34%             50.00%             1.27%


The employee turnover factor was 6.00% for officer incentive and non-qualifying stock options during the year ended December 31, 2003. The employee turnover factor was 1.00% for incentive and non-qualifying stock options during the year ended December 31, 2002. The employee turnover factor was 13.00% for incentive stock options and 1.50% for non-qualifying stock options during the year ended December 31, 2001. The expected life for options issued during 2003 and 2002 was
7.0 years, and the expected life for options issued during 2001 was 7.5 years.

The following table summarizes information about fixed stock options outstanding at December 31, 2003:


                                                     Options Outstanding                          Options Exercisable
                                       ---------------------------------------------------    --------------------------
                                                             Weighted-           Weighted-                     Weighted-
  Class of           Range of                                 Average             Average                       Average
   Common            Exercise             Number             Remaining           Exercise        Number         Exercise
    Stock             Prices           Outstanding        Contractual Life        Price       Exercisable        Price
  --------         --------------      -----------        ----------------       --------     -----------       ---------
      A            $2.26 to 2.50         1,281,013               .9 years       $   2.29       1,281,013        $   2.29
      A            $2.51 to 500          1,197,158              5.3 years       $   4.17         368,829        $   4.83
      A            $5.01 to 8.75         1,341,835              4.5 years       $   6.39         725,370        $   6.54
      A            $8.76 to 12.23        1,491,359              8.7 years       $  10.44          82,995        $  10.95
                                         ---------              ---------       --------       ---------        --------
                                         5,311,365              5.0 years       $   6.04       2,458,207        $   4.22
                                         =========              =========       ========       =========        ========


The following table summarizes information about fixed stock options outstanding at December 31, 2002:


                                                     Options Outstanding                          Options Exercisable
                                       ---------------------------------------------------    --------------------------
                                                             Weighted-           Weighted-                     Weighted-
  Class of           Range of                                 Average             Average                       Average
   Common            Exercise             Number             Remaining           Exercise        Number         Exercise
    Stock             Prices           Outstanding        Contractual Life        Price       Exercisable        Price
  --------         --------------      -----------        ----------------       --------     -----------       ---------
     A         $2.26 to   2.50           1,519,647              1.8 years       $   2.29       1,519,647        $   2.29
     A         $2.51 to   5.00           1,339,540              6.1 years       $   4.21         473,164        $   4.84
     A         $5.01 to   8.75           2,035,836              5.5 years       $   6.37         754,075        $   6.36
     A         $8.76 to 12.23              807,622              8.5 years       $  11.07          92,017        $  10.44
                                         ---------              ---------       --------       ---------        --------
                                         5,702,645              5.1 years       $   5.44       2,838,903        $   4.06
                                         =========              =========       ========       =========        ========


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about fixed stock options outstanding at December 31, 2001:



                                                     Options Outstanding                         Options Exercisable
                                       ---------------------------------------------------    --------------------------
                                                             Weighted-           Weighted-                     Weighted-
  Class of           Range of                                 Average             Average                       Average
   Common            Exercise             Number             Remaining           Exercise        Number         Exercise
    Stock             Prices            Outstanding        Contractual Life        Price       Exercisable        Price
  --------     ----------------         -----------        ----------------       --------     -----------       ---------
     A         $2.26 to   4.44           2,474,742              5.0 years       $   2.89       1,597,866        $   2.34
     A         $4.45 to   7.83           2,684,066              6.0 years       $   5.93         851,406        $   5.24
     A         $7.84 to  12.23             297,271              5.3 years       $   8.71         105,459        $   9.35
                                         ---------              ---------       --------       ---------        --------
                                         5,456,079              5.5 years       $   4.70       2,554,731        $   3.60
                                         =========              =========       ========       =========        ========


INVESTMENT IN LEVITT

On December 2, 2003, BankAtlantic Bancorp's board of directors authorized the spin-off of Levitt to the stockholders of BankAtlantic Bancorp by declaring a stock dividend of all of Bancorp's shares of Levitt. BankAtlantic Bancorp stockholders each received one share of Levitt Class A Common Stock for every four shares of BankAtlantic Bancorp Class A Common Stock owned, and one share of Levitt Class B Common Stock for every four shares of BankAtlantic Bancorp Class B Common Stock owned. The shares were distributed on December 31, 2003 to shareholders of record on December 18, 2003. As a consequence of the spin-off, BFC's ownership position in Levitt is identical to its ownership position in BankAtlantic Bancorp, including its control of more than 50% of the vote of these companies.

At December 31, 2003, the Company owned 2,074,244 shares of Levitt Class A Common Stock and 1,219,031 shares of Levitt Class B Common Stock. The following table reflects BFC's percentage ownership in Levitt.

                     Class A   Class B    Percent of    Percent
                      Common    Common      Total         of
                      Stock     Stock    Outstanding     Vote
                    --------   -------   -----------    -------
December 31, 2003     15.3%      100%       22.2%         55.1%

Levitt is consolidated in the Company's financial statements, since BFC controls greater than 50% of the vote of Levitt. The percentage of votes controlled by the Company determines the Company's consolidation policy, whereas the percentage ownership of total outstanding common stock determines the amount of Levitt net income recognized by the Company.

LEVITT EQUITY TRANSACTIONS

The following are additional equity transactions of Levitt that impact or could impact the Company's ownership percentage of Levitt and minority interest.

LEVITT STOCK INCENTIVE PLAN

On December 15, 2003, Levitt's Board of Directors approved the 2003 Levitt Stock Incentive Plan (the "Levitt Plan"); in connection therewith, the Board of Directors reserved 1,500,000 shares of Levitt's Class A Common Stock for issuance under the Levitt Plan and directed the officers of Levitt to file on registration statement Form S-8 among other interests, the shares of Levitt's Class A Common Stock issuable under the Levitt Plan. On December 18, 2003, BankAtlantic Bancorp, Levitt's sole shareholder at such time, approved the terms and conditions of the Levitt Plan. Under the terms of the Levitt Plan, the compensation committee of the board of directors is authorized to grant incentive stock options or restricted stock to officers, directors and persons employed by or otherwise providing services to Levitt or any parent or subsidiary of Levitt. On January 2, 2004, the compensation committee of Levitt granted options for the issuance of 674,250 shares of Levitt's Class A Common Stock at an exercise price of $20.15, the closing price reported by the New York Stock Exchange at that time.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  INCOME TAXES

The provision for income taxes consisted of (in thousands):


                                                For the Years Ended December 31,
                                          ----------------------------------------------
                                            2003               2002              2001
                                          --------           --------           --------
Continuing operations                     $ 44,166           $ 17,993           $ 25,260
Discontinued operations                       (517)               303                 --
Extraordinary items                             --              2,771                 --
Cumulative effect of a change in
  accounting principle                          --             (1,246)               683
                                          --------           --------           --------
Total provision for income taxes          $ 43,649           $ 19,821           $ 25,943
                                          ========           ========           ========
CONTINUING OPERATIONS:
CURRENT:
  Federal                                 $ 27,200           $ 18,934           $ 21,525
  State                                      4,287                633                478
                                          --------           --------           --------
                                            31,487             19,567             22,003
                                          --------           --------           --------
DEFERRED:
 Federal                                    12,679               (878)             1,410
 State                                          --               (696)             1,847
                                          --------           --------           --------
                                            12,679             (1,574)             3,257
                                          --------           --------           --------
PROVISION FOR INCOME TAXES                $ 44,166           $ 17,993           $ 25,260
                                          ========           ========           ========


The Company's actual provision for income taxes from continuing operations differ from the Federal expected income tax provision as follows (dollars in thousands):


                                                                     For the Years Ended December 31,
                                               -----------------------------------------------------------------------------
                                                     2003 (1)                   2002 (1)                     2001 (1)
                                               --------------------       ---------------------      -----------------------
Income tax provision at expected
  federal income tax rate of                   $ 35,398       35.00%      $ 17,605        35.00%     $ 16,791          35.00%
   Increase (decrease) resulting from:
  Taxes related to subsidiaries not
     consolidated for income tax purposes         5,818        5.75%         4,214         8.38%        4,823          10.05%
   Tax-exempt interest income                      (267)      (0.26%)         (275)       (0.55%)        (165)         (0.34%)
   Provision (benefit) for state taxes,
     net of federal effect                        3,991        3.94%          (370)       (0.74%)         486           1.01%
   Change in  valuation allowance for
      deferred tax assets                        (1,586)      (1.57%)       (2,408)       (4.79%)         351           0.73%
   Levitt spin-off nondeductible                  1,275        1.26%            --            --           --             --
   Low income housing tax credits                  (555)      (0.55%)         (416)       (0.83%)          --             --
   Impairment and amortization of goodwill           --          --            --             --        3,590           7.48%
   Other - net                                       92        0.09%          (357)       (0.71%)        (616)         (1.28%)
                                               --------       -----       --------        -----      --------          -----
          Provision for income taxes           $ 44,166       43.66%      $ 17,993        35.76%     $ 25,260          52.65%
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

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):


                                                                                              For the Years Ended December 31,
                                                                                           --------------------------------------
                                                                                             2003           2002           2001
                                                                                           --------       --------       --------
DEFERRED TAX ASSETS:
  Provision for restructuring charges and write-downs                                      $    294       $    191       $    404
  Allowance for loans, REO, tax certificate losses and other reserves, for
      financial statement purposes                                                           27,539         29,884         20,536
  Federal and state net operating loss carryforward                                           9,277         10,498          8,252
  Compensation expensed for books and deferred for tax purposes                               3,754          3,915          3,147
  Goodwill impairment for books in excess of tax amortization                                    --          1,086             --
  Real estate held for development and sale capitalized costs for tax purposes                   --             --
     in excess of amounts capitalized for financial statement purposes                        6,891          7,554         10,669
   Other                                                                                      4,896          4,642          2,314
                                                                                           --------       --------       --------
  Total gross deferred tax assets                                                            52,651         57,770         45,322
  Less valuation allowance                                                                    2,470          4,369          7,682
                                                                                           --------       --------       --------
  Total deferred tax assets                                                                  50,181         53,401         37,640
                                                                                           --------       --------       --------
DEFERRED TAX LIABILITIES:
  Subsidiaries not consolidated for income tax purposes                                      36,006         30,541         26,853
  Investment in Bluegreen                                                                     5,533             --             --
  Tax bad debt reserve in excess of base year reserve                                            --            293            546
  Deferred loan income                                                                          885            918            688
  Change in investment of unconsolidated real estate subsidiary                                  --          1,762             --
  Purchase accounting adjustments for bank acquisitions                                       2,229          1,356             --
  Accumulated other comprehensive income                                                      3,887          2,596         10,018
  Prepaid pension expense                                                                     2,607             --          2,618
  Other                                                                                       1,929          3,816            833
                                                                                           --------       --------       --------
  Total gross deferred tax liabilities                                                       53,076         41,282         41,556
                                                                                           --------       --------       --------
  Net deferred tax (liability) asset                                                         (2,895)        12,119         (3,916)
  Net deferred tax (asset) liability at beginning of period                                 (12,119)         3,916         (4,345)
  Acquired net deferred tax asset, net of valuation allowance                                    --         (8,175)            --
  Decrease in deferred tax liability from Bancorp other capital transactions                   (158)            (9)        (1,026)
  Increase in deferred tax liability from Levitt's other capital transactions                   934             --             --
  Increase (decrease) in accumulated other comprehensive income                                 416         (1,145)        (1,467)
  Decrease in deferred tax liability from BFC's tax effect relating to
    exercise stock option                                                                      (550)            --             --
  Increase in Levitt's accumulated other comprehensive income                                   361             --             --
  Increase (decrease) in Bancorp's accumulated other comprehensive income                     1,019         (6,277)         7,497
                                                                                           --------       --------       --------
  (Provision) benefit  for deferred income taxes                                            (12,993)           429         (3,257)
  Benefit for deferred income taxes - discontinued operations                                    --           (380)            --
  Reduction in deferred tax asset associated with GMS sale                                      314             --             --
  Provision for deferred income taxes  - extraordinary item                                      --          2,771             --
  Benefit for deferred income taxes - cumulative effect of an accounting change                  --         (1,246)            --
                                                                                           --------       --------       --------
  (Provision) benefit for deferred income taxes - continuing operations                    $(12,679)      $  1,574       $ (3,257)
                                                                                           ========       ========       ========


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Activity in the deferred tax valuation allowance was (in thousands):


                                                                             For the Years Ended December 31,
                                                                        -------------------------------------------
                                                                          2003             2002              2001
                                                                        -------           -------           -------
Balance, beginning of period                                            $ 4,369           $ 7,682           $ 7,331
Utilization of acquired tax benefits                                       (418)           (2,638)           (1,163)
Increase (reduction) in state deferred tax valuation allowance           (1,168)              230             1,637
Other decreases and reclassifications                                      (313)             (905)             (123)
                                                                        -------           -------           -------
Balance, end of period                                                  $ 2,470           $ 4,369           $ 7,682
                                                                        =======           =======           =======


Except as discussed below, BankAtlantic Bancorp's management believes that it will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required at December 31, 2003, 2002 and 2001 as it was management's assessment that, based on available information, it is more likely than not that a portion of the deferred tax asset will not be realized. A change in the valuation allowance occurs if there is a change in management's assessment of the amount of the net deferred income tax asset that is expected to be realized.

At December 31, 2003, BankAtlantic Bancorp had State net operating loss carryforwards ("NOLs") and Federal NOL's of $50 million and $352,000, respectively. The NOL's expire through the year 2017. Utilization of the state NOL carryforward is restricted by state jurisdiction and BankAtlantic Bancorp's management believes that it is more likely than not that the State NOL will not be realized.

Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts, which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2003, BankAtlantic Bancorp had $21.5 million of excess allowance for bad debts. Included in this amount was $11.4 million of excess allowance acquired in connection with the Community acquisition. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be imposed.

BankAtlantic Bancorp is not included in the Company's consolidated tax return. At December 31, 2003, the Company (excluding BankAtlantic Bancorp and Levitt, which is included in BankAtlantic Bancorp's 2003 consolidated tax return) had estimated state and federal net operating loss carry forwards as follows (in thousands):

      Expiration
         Year          State         Federal
      ----------      -------        -------
         2006         $   429        $    --
         2007           4,235          4,558
         2008           2,332          3,322
         2011           1,662          1,831
         2012             669            984
         2021             806          1,422
         2022             824          1,528
         2023           1,907          3,506
                      -------        -------
                      $12,864        $17,151
                      =======        =======

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  EMPLOYEE BENEFITS PLAN

BFC'S STOCK OPTION PLAN

BFC's Stock Option Plan provides for the grant of stock options to purchase shares of the Company's Class B Common Stock. The plan provides for the grant of both incentive stock options and non-qualifying options. The exercise price of a stock option will not be less than the fair market value of the Common Stock on the date of the grant and the maximum term of the option is ten years. The following table sets forth information on all outstanding options:


                                                Class B
                                              Outstanding
                                                Options            Price Per Share
                                            -----------------    ------------------
Outstanding at December 31, 2000               5,573,771        $0.63   to   $5.75
      Issued                                          --
      Exercised                                  (33,693)        $0.67   to   $0.67
                                               ---------
Outstanding at December 31, 2001               5,540,078         $0.63   to   $5.75
      Issued                                       -
      Exercised                                  (88,049)        $0.63   to   $2.27
      Forfeited                                   (8,985)        $3.34   to   $3.34
                                               ---------
Outstanding at December 31, 2002               5,443,044         $0.67   to   $5.75
      Issued                                     354,901         $2.87   to   $2.87
      Exercised                                 (387,341)        $0.67   to   $0.74
                                               ---------
Outstanding at December 31, 2003               5,410,604         $0.69   to   $5.75
                                               =========
Exercisable at December 31, 2003               4,763,705         $0.69   to   $5.75
                                               =========
Available for grant at December 31, 2003         525,534
                                               =========


The weighted average exercise price of options outstanding at December 31, 2003, 2002 and 2001 was $2.41, $2.26 and $2.25, respectively. The weighted average price of options exercised was $0.73 during 2003, $1.64 during 2002 and $0.67 during 2001.

The adoption of FAS 123 under the fair value based method would have increased compensation expense by approximately $355,000, $177,000 and $182,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The option model used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:


               Number of                                            Risk Free     Expected                  Expected
  Date of       Options      Grant Date     Type of     Exercise     Interest       Life       Expected     Dividend
   Grant        Granted      Fair Value      Grant       Price         Rate       (Years)     Volatility     Yield
------------  ------------  -------------  ----------  -----------  -----------  -----------  -----------  -----------
   7/1/1997      88,365     $ 0.90            ISO       $ 2.27         5.80%          6.0       27.40%           0%
   7/1/1997     214,865     $ 0.90             NQ       $ 2.27         5.80%          6.0       27.40%           0%
   7/1/1997   1,347,658     $ 0.82             NQ       $ 2.48         5.80%          6.0       27.40%           0%
  1/13/1998     956,845     $ 3.27              *       $ 5.75         5.53%          7.5       44.46%           0%
   4/6/1999     327,938     $ 2.78              *       $ 3.34         5.28%          7.5       92.21%           0%
   2/7/2003     354,901     $ 2.02              *       $ 2.87         4.50%          7.5       72.36%           0%


* Both non-qualified and incentive stock options were granted.

The employee turnover was considered to be none.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at December 31, 2003:


                                    Options Outstanding                     Options Exercisable
                      ------------------------------------------------    ------------------------
                                          Weighted-
                                           Average         Weioghted-                   Weighted-
    Range of                              Remaining         Average                      Average
    Exercise             Number          Contractual        Exercise        Number       Exercise
     Prices           Outstanding           Life              Price       Exercisable      Price
    --------          -----------        -----------        ---------     -----------    ---------
 $0.67 to $1.20         2,198,649         0.7 years         $0.71          2,198,649       $0.71
 $1.20 to $2.40           233,598         3.5 years         $2.27            233,598       $2.27
 $2.40 to $3.60         2,021,512         4.8 years         $2.69          1,374,613       $2.49
 $3.60 to $6.00           956,845         3.9 years         $5.75            956,845       $5.75
                        ---------         ---------         -----          ---------       -----
                        5,410,604         2.9 years         $2.41          4,763,705       $2.31
                        =========         =========         =====          =========       ======


The following table summarizes information about stock options outstanding at December 31, 2002:


                                    Options Outstanding                     Options Exercisable
                      ------------------------------------------------    ------------------------
                                          Weighted-
                                           Average         Weioghted-                   Weighted-
    Range of                              Remaining         Average                      Average
    Exercise             Number          Contractual        Exercise        Number       Exercise
     Prices           Outstanding           Life              Price       Exercisable      Price
    --------          -----------        -----------        ---------     -----------    ---------
 $0.63 to $1.20         2,585,990         1.6 years         $0.71          2,585,990       $0.71
 $1.20 to $2.40           233,598         4.5 years         $2.27            233,598       $2.27
 $2.40 to $3.60         1,666,611         4.8 years         $2.65          1,347,658       $2.49
 $3.60 to $6.00           956,845         4.9 years         $5.75            956,845       $5.75
                        ---------         ---------         -----          ---------       -----
                        5,443,044         3.3 years         $2.26          5,124,091       $2.19
                        =========         =========         =====          =========       ======


The following table summarizes information about stock options outstanding at December 31, 2001:


                                    Options Outstanding                     Options Exercisable
                      ------------------------------------------------    ------------------------
                                          Weighted-
                                           Average         Weioghted-                   Weighted-
    Range of                              Remaining         Average                      Average
    Exercise             Number          Contractual        Exercise        Number       Exercise
     Prices           Outstanding           Life              Price       Exercisable      Price
    --------          -----------        -----------        ---------     -----------    ---------
 $0.63 to $1.20         2,619,681         2.6 years         $0.71          2,619,681       $0.71
 $1.20 to $2.40           287,956         4.8 years         $2.27            287,956       $2.27
 $2.40 to $3.60         1,675,596         5.8 years         $2.65          1,347,658       $2.49
 $3.60 to $6.00           956,845         5.9 years         $5.75            956,845       $5.75
                        ---------         ---------         -----          ---------       -----
                        5,540,078         4.3 years         $2.25          5,212,140       $2.19
                        =========         =========         =====          =========       ======


BFC PROFIT SHARING PLAN

The Company has an employee's profit sharing plan which provides for contributions to a fund of a defined amount, but not to exceed the amount permitted under the Internal Revenue Code as deductible expense. The provision charged to operations was approximately $50,000, $50,000 and $35,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Contributions are funded on a current basis.

BANKATLANTIC BANCORP'S PENSION PLAN

At December 31, 1998, BankAtlantic Bancorp froze its defined benefit pension plan (the "Pension Plan"). All participants in the Pension Plan ceased accruing service benefits beyond that date and became vested. BankAtlantic Bancorp is subject to future pension expense or income based on future actual plan returns and actuarial values of the Pension Plan obligations to employees.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following tables set forth the Pension Plan's funded status and the minimum pension liability or prepaid pension cost included in the consolidated statements of financial condition at (in thousands):


                                                                             December 31,
                                                                     ---------------------------
                                                                      2003                2002
                                                                     --------           --------
Projected benefit obligation at the beginning of the year            $ 22,276           $ 21,088
Interest cost                                                           1,485              1,424
Actuarial loss                                                            148                563
Benefits paid                                                            (815)              (799)
                                                                     --------           --------
Projected benefit obligation at end of year                          $ 23,094           $ 22,276
                                                                     ========           ========




                                                                             December 31,
                                                                     ---------------------------
                                                                      2003                2002
                                                                     --------           --------
Fair value of Pension Plan assets at the beginning of year           $ 17,860           $ 24,566
Actual return on Pension Plan assets                                    6,132             (5,907)
Employer contribution                                                     750                 --
Benefits paid                                                            (815)              (799)
                                                                     --------           --------
Fair value of Pension Plan assets as of actuarial date               $ 23,927           $ 17,860
                                                                     ========           ========



                                                                             December 31,
                                                                     ---------------------------
                                                                      2003                2002
                                                                     --------           --------
Actuarial present value of projected benefit obligation for
  service rendered to date                                           $(23,094)          $(22,276)
Pension Plan assets at fair value as of the actuarial date             23,927             17,860
                                                                     --------           --------
Funded (unfunded) accumulated benefit obligation (1)                      833             (4,416)
Unrecognized net loss from past experience different from
 that assumed and effects of changes in assumptions                     5,924             11,650
                                                                     --------           --------
Prepaid pension cost(2)                                              $  6,757           $  7,234
                                                                     ========           ========


(1) The measurement date for the accumulated benefit obligation was December 31, 2003 and 2002. The December 31, 2002 unfunded accumulated benefit obligation was recorded in other liabilities in the Company's consolidated statement of financial condition.
(2) The December 31, 2003 prepaid pension cost was recorded in other assets in the Company's consolidated statement of financial condition.

For the year ended December 31, 2002, BankAtlantic Bancorp recorded a minimum pension liability in other comprehensive income associated with the unfunded accumulated benefit obligation as follows (in thousands):

                                                       Amount
                                                      ---------
Change in prepaid pension cost in other assets        $  (7,234)
Minimum pension liability in other liabilities           (4,416)
Change in deferred tax assets                             4,194
                                                      ---------
Decrease in other comprehensive income                $  (7,456)
                                                      =========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net pension expense (benefit) includes the following components (in thousands):


                                                              For the Years Ended December 31,
                                                        -------------------------------------------
                                                         2003               2002              2001
                                                        -------           -------           -------
Service cost benefits earned during the period          $    --           $    --           $    --
Interest cost on projected benefit obligation             1,485             1,424             1,429
Expected return on plan assets                           (1,470)           (1,989)           (2,381)
Amortization  of unrecognized net losses                  1,212               314                --
                                                        -------           -------           -------
Net periodic pension expense (benefit) (1)              $ 1,227           $  (251)          $  (952)
                                                        =======           =======           =======



(1) Periodic pension expense (benefit) is included as an increase/decrease in compensation expense.

The actuarial assumptions used in accounting for the Pension Plan were:


                                                                   For the Years Ended
                                                                       December 31,
                                                         --------------------------------------------
                                                         2003               2002                2001
                                                         -----              -----               -----
Weighted average discount rate                           6.75%              6.75%               7.25%
Rate of increase in future compensation levels             N/A               N/A                 N/A
Expected long-term rate of return                        8.50%              9.00%               9.00%


Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2003. BankAtlantic Bancorp contributed $750,000 to the Pension Plan during the year ended December 31, 2003. BankAtlantic Bancorp did not make any contributions to the Pension Plan during the years ended December 31, 2002 and 2001. BankAtlantic Bancorp will not be required to contribute to the Pension Plan for the year ending December 31, 2004.

BankAtlantic Bancorp's pension plan weighted-average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

                           Plan Assets
                         At December 31,
                       -------------------
                         2003       2002
                       ------      ------

Equity securities       57.45%      71.16%
Debt securities         38.13       27.70
Cash                     4.42        1.14
                       ------      ------
Total                  100.00%     100.00%
                       ======      ======

The Pension Plan's investment policies and strategies are to invest in mutual funds that are rated with at least a three-star rating awarded by Morningstar at the initial purchase. If a fund's Morningstar rating falls below a three-star rating after an initial purchase, it is closely monitored to ensure that the under performance can be attributed to market conditions rather than management deficiencies. BankAtlantic Bancorp's management changes or changes in fund objectives could be cause for replacement of any mutual fund. The Pension Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the Pension Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2003, 16% of the Pension Plan's assets were invested in the aggressive growth category.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Pension Plan's targeted asset allocation is 72% equity securities, 25% debt securities and 3% cash during the year ended December 31, 2004. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

                2004                    $  830
                2005                    $  856
                2006                    $  909
                2007                    $  941
                2008                    $  977
     Years 2009-2013                    $7,023

There are large increases in annual benefit payouts expected in 2009 and 2010 when four key employees of BankAtlantic Bancorp reach normal retirement age.

BANKATLANTIC BANCORP 401(K) PLAN:

The table below outlines the terms of BankAtlantic Bancorp's Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):


                                                For the Years Ended December 31,
                                           -----------------------------------------
                                             2003            2002            2001
                                           ----------      ---------      ----------
Employee Salary Contribution Limit (1)     $    12.0       $    11.0          $ 10.5
Percentage of Salary Limitation (2)               75%             75%             20%
Employer Match Contribution (3)            $   1,558       $   1,800           1,500
Vesting of Employer Match                  Immediate       Immediate      5 years (4)


(1) For the 2003 and 2002 plan year, employees over the age of 50 were entitled to contribute $14,000 and $12,000, respectively.
(2) Highly compensated employees were limited to a maximum contribution of 7% of salary during the 2001 plan year.
(3) During the 2003 and 2002 plan year, the employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. During the 2001 plan year, the employer matched 100% of the first 4% of employee contributions.
(4)      The vesting period is pro-rata over 5 years from the date of hire.

BANKATLANTIC PROFIT SHARING PLAN

At January 1, 2003, BankAtlantic established the BankAtlantic Profit Sharing Stretch Plan (the "Plan") for all employees of BankAtlantic and its subsidiaries. The profit sharing awards are paid in cash quarterly and are based on achieving specific profitability and loan and deposit growth goals. Included in compensation expense during the year ended December 31, 2003 was $3.6 million of expenses associated with the BankAtlantic Profit Sharing Plan.

RYAN BECK PLANS:

As of December 31, 2003, Ryan Beck maintains one retirement plan for eligible employees, the 401(k) Savings Plan. In 2002 and 2001 Ryan Beck maintained two retirement plans for eligible employees, the 401(k) Savings Plan and the Money Purchase Pension Plan.

Ryan Beck maintained a nonvoluntary Money Purchase Pension Plan to which Ryan Beck contributed 5% of an employee's eligible earnings, subject to certain limitations in 2002. Contributions to the Ryan Beck Money Purchase Pension Plan totaled $729,000 and $1.4 million during the years ended December 31, 2002 and 2001, respectively. Ryan Beck contributed 8% of an employee's eligible earnings, subject to certain limitations during the year ended December 31, 2001. The Ryan Beck Money Purchase Pension Plan was liquidated into the Ryan Beck 401(k) Saving Plan during 2003.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Ryan Beck's employees may contribute up to 12% of their eligible earnings, subject to certain limitations, to the 401(k) Savings Plan. For the period from January 2001 to March 2001, Ryan Beck matched dollar-for-dollar the first 4% of contributions for salaried employees and the first 2.5% for financial consultants. Effective April 1, 2001, Ryan Beck suspended the matching contributions to its 401(k) Savings Plan. In 2003, Ryan Beck matched 50% on the first 6% of contributions for salaried employees. Additionally, Ryan Beck awarded an additional 1% of contributions for salaried employees as a discretionary match during 2003. Included in employee compensation and benefits on the consolidated statement of operations was $332,420, $0, and $224,000 of expenses and employer contributions related to the 401(k) Savings Plan during the years ended December 31, 2003, 2002 and 2001, respectively.

During the year ended December 31, 2002, Ryan Beck instituted the Ryan Beck & Co., Inc. Voluntary Deferred Compensation Plan for certain employees whereby the employee can elect to defer a portion of his or her compensation for a minimum of 3 years or until retirement. These contributions are fully vested. The obligations under the terms of this plan are not required to be funded. The obligations are unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected measurement options chosen by each participant. In 2003, the former Gruntal Deferred Compensation Plan was merged into this plan. At December 31, 2003 and 2002, the deferred compensation obligation payable under this plan totaled $13.8 million and $9.7 million, respectively.

During 2002, Ryan Beck amended the Ryan Beck & Co., Inc. Supplemental Bonus Plan in which a bonus account was established for $1.5 million. The bonus account will amortize into compensation expense pro-rata over a four-year period. The bonus account vests and is payable 25% per year on the first business day in January 2004 through 2007.

In connection with the Gruntal transaction, a nonqualified deferred compensation plan was assumed by Ryan Beck covering select employees of Gruntal. Gruntal provided an annual matching contribution and, in some cases, special allocations, both of which would vest if the employee remained employed for ten years from the plan year for which contributions were made. The obligations were not required to be funded and were unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected investment measurement options chosen by each participant during the deferral period. On April 26, 2002, Ryan Beck froze the plan, and participants could no longer continue to make contributions and related matches ceased. In August 2002, Ryan Beck allowed the participants in the plan to elect to withdraw their vested benefits upon forfeiting their unvested benefits. During September 2002, $15.9 million of Ryan Beck's mutual fund investments assigned to the plan were withdrawn, resulting in a $2.5 million realized loss included in income from investment banking activity in the statement of operations. All unvested amounts will vest no later than 2011. During the year ended December 31, 2003, Ryan Beck realized compensation expense of $3.0 million associated with the increase in the nonqualified deferred compensation plan obligation. During the year ended December 31, 2002, Ryan Beck realized a $1.5 million reduction in compensation expense associated with the decrease in the plan obligation.

In July 2002, Ryan Beck established a retention plan for certain Gruntal financial consultants, key employees and others. Pursuant to the retention plan, the participants were granted a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $11.0 million, respectively. The participants received forgivable notes of $5.7 million, $2.9 million and $2.4 million in July 2002, February 2003 and January 2004, respectively. Each forgivable note will have a term of five years. A pro-rata portion of the principal amount of the note is forgiven each month over the five year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck.

Included in other assets at December 31, 2003 and 2002 were $15.1 million and $14.8 million, respectively, of forgivable notes receivable to certain employees of Ryan Beck. These notes receivable are forgivable loans and are amortized over a five-year period from the date of the notes. Included in compensation expense for each of the years ended December 31, 2003 and 2002 was $4.9 million and $3.7 million, respectively, of forgivable note receivable amortization.

LEVITT 401(K) PLAN

Through December 31, 2003, employees of Levitt participated in BankAtlantic's defined contribution plan, pursuant to Section 401(k) of the Internal Revenue Code for all employees who have completed three months of service and have reached the age of 18. Levitt's contributions to the plan were at the discretion of BankAtlantic's Board of Directors. Included in the Company's consolidated statements of operations for each of the years ended December 31, 2003, 2002 and 2001 was approximately $475,000, $344,000, and $198,000, respectively, of expenses relating to the employer 401(k) contribution under the plan.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  COMMITMENTS AND CONTINGENCIES

The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2003, for the periods shown were (in thousands):

Year Ending December 31,      Amount
------------------------      -------
2004                          $13,223
2005                           11,161
2006                            9,130
2007                            6,758
2008                            4,845
Thereafter                     10,362
                              -------
          Total               $55,479
                              =======


                                                                For the Years Ended December 31,
                                                           ----------------------------------------
(In thousands)                                               2003            2002             2001
                                                           -------          -------          -------
BFC rental expense                                         $    31          $    31          $    31
                                                           =======          =======          =======
Bancorp rental expense for premises and equipment          $17,697          $16,327          $10,315
                                                           =======          =======          =======
Levitt rental expense                                      $   875          $   435          $   367
                                                           =======          =======          =======


At December 31, 2003, BankAtlantic leased 85 ATMs located in BankAtlantic branch locations, cruise ships and various retail outlets.

In the normal course of its business, BankAtlantic a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments with off-balance sheet risk were (in thousands):


                                                                          December 31,
                                                                 ------------------------------
                                                                   2003                 2002
                                                                 ----------          ----------
Commitments to sell fixed rate residential loans                 $   12,962          $       88
Commitments to sell variable rate residential loans                   3,740                  --
Forward contract to purchase mortgage-backed securities               8,611              39,128
Commitments to purchase other investment securities                      --                 200
Commitments to purchase fixed rate residential loans                 40,242                  --
Commitments to purchase variable rate residential loans               3,500             300,643
Commitments to extend credit, including the undisbursed
  portion of loans in process                                     1,418,809           1,126,384
Standby letters of credit                                            31,722              35,927
Commercial lines of credit                                          162,623             209,708


Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $16.8 million of commitments to extend credit at a fixed interest rate and $1.4 billion of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management's credit evaluation of the counter-party.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $26.1 million at December 31, 2003. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $5.6 million at December 31, 2003. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments that are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2003 was $110,000 of unearned guarantee fees.

BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $50.1 million and $60.2 million at December 31, 2003 and 2002, respectively.

As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2003 BankAtlantic was in compliance with this requirement, with an investment of approximately $40.3 million in stock of the FHLB of Atlanta.

BankAtlantic Bancorp, through its ownership of Ryan Beck, is subject to the risks of investment banking. Ryan Beck's customers' securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of Ryan Beck and is responsible for execution, collection and payment of funds, and receipt and delivery of securities relative to customer transactions. Customers' securities activities are transacted on a cash and margin basis. These transactions may expose Ryan Beck to off-balance-sheet risk, wherein the clearing broker may charge Ryan Beck for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. Ryan Beck seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and ensure that customer transactions are executed properly by the clearing broker.

Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and hedge market risk exposures. These financial instruments include securities sold, but not yet purchased and future contracts. Securities sold, but not yet purchased represent obligations of BankAtlantic Bancorp to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as BankAtlantic Bancorp's ultimate obligation may exceed the amount recognized in the Consolidated Statement of Financial Condition.

Levitt is subject to obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. Levitt is obligated to fund homeowner association operating deficits incurred by its communities under development. This obligation ends upon turnover of the association to the residents of the community.

At December 31, 2003, Levitt had commitments to purchase properties for development of $147.6 million, of which approximately $114.9 million is subject to due diligence and satisfaction of certain requirements and conditions, as well as the obtaining of financing. At December 31, 2003, cash deposits of approximately $3.5 million secured Levitt's commitments under these contracts.

15.  REGULATORY MATTERS

The Company is a unitary savings bank holding company that owns approximately 15% and 100%, respectively of the outstanding BankAtlantic Bancorp Class A and Class B Common Stock, in the aggregate representing approximately 22% of all the outstanding BankAtlantic Bancorp Common Stock. BankAtlantic Bancorp is the holding company for BankAtlantic Bank by virtue of its ownership of 100% of the outstanding BankAtlantic common stock. BFC is subject to regulatory oversight and examination by the OTS as discussed herein with respect to BankAtlantic Bancorp. BankAtlantic Bancorp is a unitary savings bank holding company subject to regulatory oversight and examination by the OTS, including normal supervision and reporting requirements. The Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). BankAtlantic Bancorp is also subject to the reporting and other requirements of the Exchange Act.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BankAtlantic's deposits are insured by the FDIC for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic's financial statements. At December 31, 2003, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.

The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to the BankAtlantic Bancorp which are based on an institution's regulatory capital levels. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2003, this capital distribution limitation was $67.5 million.

Bank Atlantic's actual capital amounts and ratios are presented in the table (dollars in thousands):


                                                           For Capital             To Be Considered
                                     Actual             Adequacy Purposes          Well Capitalized
                             ---------------------   ------------------------    ---------------------
                              Amount        Ratio     Amount           Ratio      Amount         Ratio
                             --------      -------   --------          ------    --------        ------
AS OF DECEMBER 31, 2003:
Total risk-based  capital    $447,967      12.06%    $297,208          8.00%     $371,509        10.00%
Tier I risk-based capital    $379,505      10.22%    $148,604          4.00%     $222,906         6.00%
Tangible capital             $379,505       8.52%    $ 66,802          1.50%     $ 66,802         1.50%
Core capital                 $379,505       8.52%    $178,138          4.00%     $222,673         5.00%

AS OF DECEMBER 31, 2002:
Total risk-based capital     $413,469      11.89%    $278,176          8.00%     $347,720        10.00%
Tier I risk-based capital    $347,927      10.01%    $139,088          4.00%     $208,632         6.00%
Tangible capital             $347,927       7.26%    $ 71,873          1.50%     $ 71,873         1.50%
Core capital                 $347,927       7.26%    $191,661          4.00%     $239,576         5.00%


Ryan Beck has not paid dividends to BankAtlantic Bancorp, although, subject to regulatory and capital requirements, it may do so in the future.

BankAtlantic Bancorp's wholly owned subsidiary, Ryan Beck is subject to the net capital provision of Rule 15c3-1 promulgated under the Exchange Act, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market-maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck's regulatory net capital was approximately $26.2 million, which was $25.2 million in excess of its required net capital of $1.0 million at December 31, 2003.

Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the SEC as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2003.

16. LEGAL PROCEEDINGS

On October 3, 2002, Commerce Bancorp., Inc. ("Commerce") filed a complaint against BankAtlantic in the United States District Court for the District of New Jersey. The complaint, which sought unspecified money damages and injunctive relief, asserted that BankAtlantic infringed certain trademark rights allegedly owned by Commerce in the slogan "AMERICA'S MOST CONVENIENT BANK" by virtue of BankAtlantic's use of the slogan "FLORIDA'S MOST CONVENIENT BANK." Commerce also filed an amended complaint, which asserts additional claims for trademark infringement. In order to amicably resolve the litigation the parties entered into a Settlement Agreement dated January 20, 2004 settling the case in its entirety. Pursuant to the settlement, the action was dismissed with prejudice. No monetary payments were made by either party in connection with the settlement.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 30, 2003, a one-count purported class action complaint was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida by a former employee of Gruntal seeking a declaratory judgment that Ryan Beck is liable for all pre-April 26, 2002 claims against Gruntal by former Gruntal retail customers and retail brokers, whether pending or to be filed in the future, not expressly assumed by Ryan Beck in its acquisition of certain of the assets of Gruntal. The complaint does not specify the amount of such claims. The complaint seeks to impose liability under the theory that either (1) Ryan Beck engaged in a DE FACTO merger with Gruntal, (2) Ryan Beck's brokerage business is a mere continuation of Gruntal's brokerage business, or
(3) Ryan Beck is the beneficiary of a fraudulent transfer. Ryan Beck removed the case to federal court and subsequently filed a motion to dismiss the complaint on various grounds. The court issued an order staying this action until the resolution of the Gruntal bankruptcy proceedings.

In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal. Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the transaction date. In these actions Ryan Beck is alleged to be "successor in interest" to Gruntal, which allegations Ryan Beck denies. In some instances the former Gruntal brokers against whom the claims relate are now employed by Ryan Beck and in other instances the brokers are not employed by Ryan Beck. Ryan Beck did not assume any of the liabilities associated with these actions in the Gruntal transaction. While Ryan Beck does not consider any individual action to be material, an adverse result in a number of these actions in the aggregate could adversely affect the Company's financial statements. In October 2002, Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws.

On December 29, 2000, Smith & Company, Inc. ("Smith") filed an action against Levitt-Ansca Towne Partnership (the "Partnership"), Bellaggio By Levitt Homes, Inc. ("BLHI"), Bellaggio By Ansca, Inc. a/k/a Bellaggio By Ansca Homes, Inc., and Liberty Mutual Insurance Company (collectively, "Defendants") based on an August 21, 2000 contract entered into with the Partnership. BLHI is a 50% partner of the Partnership and a wholly owned subsidiary of Levitt and Sons. The complaint alleged, among other things, wrongful termination, breach and failure to pay for extra work performed outside the scope of the contract. The Partnership denied the claims, asserted defenses and asserted a number of counterclaims. This case was tried before a jury, and on March 7, 2002, the jury returned a verdict against the Partnership. The final judgment entered against the Defendants is $3.68 million. Under the final judgment, Smith and its surety company may be entitled to recover legal fees and other costs. Since BLHI is a 50% partner of the Partnership, its share of the potential liability is estimated at $2.6 million. The Partnership appealed the verdict. At December 31, 2003 and 2002, the Company's financial statements included an accrual in other liabilities associated with this matter of $2.5 million and $2.4 million, respectively.

In the ordinary course of business, the Company and its subsidiaries are parties to other lawsuits as plaintiff or defendant involving its bank operations lending, tax certificates, securities sales, brokerage and underwriting, acquisitions and real estate development activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes results of operations or financial position will not be significantly impacted by the resolution of these matters.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  PARENT COMPANY FINANCIAL INFORMATION

BFC's Condensed Statements of Financial Condition at December 31, 2003 and 2002, Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003 are shown below:

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2003 AND 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                      December 31,
                                                                               --------------------------
                               ASSETS                                            2003              2002
                                                                               --------          --------
Cash and cash equivalents                                                      $  1,536          $    797
Securities available for sale, at market value                                    1,218             1,269
Investment in venture partnerships                                                  626             2,782
Investment in BankAtlantic Bancorp                                               91,869           106,017
Investment in Levitt                                                             27,885                --
Investment in other subsidiaries                                                 13,680            13,620
Loans receivable                                                                  4,175             4,175
Other assets                                                                        484               768
                                                                               --------          --------
   Total assets                                                                $141,473          $129,428
                                                                               ========          ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages payable and other borrowings                                         $  6,015          $  6,015
Other liabilities                                                                23,234            22,805
Deferred income taxes                                                            26,549            23,197
                                                                               --------          --------
    Total liabilities                                                            55,798            52,017
                                                                               --------          --------

Shareholders' equity:
Preferred stock of $.01 par value; authorized
  10,000,000 shares; none issued                                                     --                --
Class A common stock of $.01 par value, authorized 20,000,000 shares;
  issued and outstanding 13,884,470 in 2003 and 6,474,994 in 2002                   126                58
Class B common stock, of $.01 par value, authorized 20,000,000
shares; issued and outstanding 2,534,426 in 2003 and 2,362,157 in 2002               23                21
Additional paid-in capital                                                       24,654            24,077
Retained earnings                                                                59,342            52,387
                                                                               --------          --------
 Total shareholders' equity before
  accumulated other comprehensive income                                         84,145            76,543
Accumulated other comprehensive income                                            1,530               868
                                                                               --------          --------
 Total shareholders' equity                                                      85,675            77,411
                                                                               --------          --------
     Total liabilities and shareholders' equity                                $141,473          $129,428
                                                                               ========          ========


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                       CONDENSED STATEMENTS OF OPERATIONS
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)


                                                             2003               2002               2001
                                                           --------           --------           --------
Revenue - interest and other                               $  1,051           $    763           $  1,010
Expenses - interest and other                                 3,954              3,898              4,022
                                                           --------           --------           --------
(Loss) before undistributed earnings from
  subsidiaries                                               (2,903)            (3,135)            (3,012)
Equity from earnings in BankAtlantic Bancorp                 15,222             11,380             10,551
Equity from (loss) earnings in other subsidiaries            (1,583)              (633)               595
                                                           --------           --------           --------
Income before income taxes                                   10,736              7,612              8,134
Provision for income taxes                                    3,714              2,420              2,660
                                                           --------           --------           --------
Net income                                                 $  7,022           $  5,192           $  5,474
                                                           ========           ========           ========



                       CONDENSED STATEMENTS OF CASH FLOWS
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)


                                                                         2003               2002               2001
                                                                       --------           --------           --------
Operating Activities:
Income (loss) from continuing operations                               $  5,879           $ (5,986)          $  4,336
Income from discontinued operations, net of tax                           1,143              2,536                 --
Income from extraordinary item, net of tax                                   --             23,749                 --
Cumulative effect of a change in accounting principle,
   net of tax                                                                --            (15,107)             1,138
Adjustments to reconcile net income to net
   cash  (used in) provided by operating activities:
Equity from earnings in BankAtlantic Bancorp                            (15,222)           (11,380)           (10,551)
Equity from loss (earnings)  in other subsidiaries                        1,583                633               (595)
Depreciation                                                                 10                 24                 25
Provision for deferred income taxes                                       3,646              2,556              2,660
Loss on investment securities                                                --                499                920
Gain from securities activities, net                                       (270)                --                 --
Advances from other subsidiaries                                            444                503              1,538
Increase in loans receivable                                                 --             (2,991)            (1,184)
Decrease in other assets                                                    274                 49              1,671
Increase in other liabilities                                               155                213                719
                                                                       --------           --------           --------
Net cash  (used in) provided by operating activities                     (2,358)            (4,702)               677
                                                                       --------           --------           --------
Investing Activities:
Common stock dividends received from Bancorp                              1,686              1,581              1,468
Distributions from venture partnerships                                     344                 --                 --
Decrease (increase) in securities available for sale                        785               (173)              (100)
                                                                       --------           --------           --------
Net cash provided  by investing activities                                2,815              1,408              1,368
                                                                       --------           --------           --------

Financing Activities:
Borrowings                                                                   --              1,500              4,515
Repayment of borrowings                                                      --                 --             (4,080)
Retirement of common stock                                                   --               (319)                --
Issuance of common stock upon exercise of stock options                     282                204                 54
                                                                       --------           --------           --------
Net cash provided by financing activities                                   282              1,385                489
                                                                       --------           --------           --------
Increase (decrease) in cash  and cash equivalents                           739             (1,909)             2,534
Cash and cash equivalents at beginning of period                            797              2,706                172
                                                                       --------           --------           --------
Cash and cash equivalents at end of period                             $  1,536           $    797           $  2,706
                                                                       ========           ========           ========



                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         2003               2002               2001
                                                                       --------           --------           --------
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
Interest paid on borrowings                                              333               302               349
Increase in securities available for sale
  resulting from venture partnerships
  distribution of its securities investment                               --               506                --
Change in shareholders' equity resulting from net
  change in other comprehensive income, net of taxes                     662            (1,824)           (2,335)
Net loss effect of Bancorp capital transactions,
  net of income taxes                                                   (252)              (15)           (1,636)
Increase in shareholders' equity for the tax effect related
  to the exercise of stock options                                       550                60                31
Levitt investment resulting from the spin-off transaction
                                                                      27,885                --                --


18.  SELECTED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands except for per share data):



                                                        First           Second           Third             Fourth
                       2003                            Quarter          Quarter          Quarter           Quarter          Total
                                                      ---------        ---------        ---------         ---------       ---------
Interest income                                       $  69,291        $  69,503        $  63,090         $  59,990       $ 261,874
Interest expense                                         31,872           31,306           27,879            22,328         113,385
                                                      ---------        ---------        ---------         ---------       ---------
Net interest income                                      37,419           38,197           35,211            37,662         148,489
Provision for (recovery from) loan losses                   850            1,490           (1,076)           (1,811)           (547)
                                                      ---------        ---------        ---------         ---------       ---------
Net interest income after provision for loan losses      36,569           36,707           36,287            39,473         149,036
                                                      ---------        ---------        ---------         ---------       ---------
Income before income taxes, minority interest
  and discontinued operations                            22,192           25,022           28,302            25,622         101,138
Provision for income taxes                                9,190           10,588           11,995            12,393          44,166
Minority interest in income of consolidated
subsidiaries                                             11,185           13,318           14,352            12,238          51,093
                                                      ---------        ---------        ---------         ---------       ---------
Income from continuing operations                         1,817            1,116            1,955               991           5,879
Discontinued operations, net of taxes                        83              754              306                --           1,143
                                                      ---------        ---------        ---------         ---------       ---------
Net income                                            $   1,900        $   1,870        $   2,261         $     991       $   7,022
                                                      =========        =========        =========         =========       =========
Basic earnings per share from continuing
  operations                                          $    0.13        $    0.08        $    0.13         $    0.07       $    0.40
Basic earnings per share from discontinued
  operations                                               0.01             0.05             0.02                --            0.08
                                                      ---------        ---------        ---------         ---------       ---------
Basic earnings per share                              $    0.14        $    0.13        $    0.15         $    0.07       $    0.48
                                                      =========        =========        =========         =========       =========
Diluted earnings per share from continuing
  operations                                          $    0.11        $    0.06        $    0.11         $    0.05       $    0.32
Diluted earnings per share from discontinued
  operations                                               0.01             0.05             0.02                --            0.07
                                                      ---------        ---------        ---------         ---------       ---------
Diluted earnings per share                            $    0.12        $    0.11        $    0.13         $    0.05       $    0.39
                                                      =========        =========        =========         =========       =========

Basic weighted average number of common
   shares outstanding                                    14,348           14,619           14,559            14,735          14,604
                                                      =========        =========        =========         =========       =========
Diluted weighted average number of common
   shares outstanding                                    15,793           16,441           16,396            17,292          16,660
                                                      =========        =========        =========         =========       =========


The third and fourth quarter earnings were impacted by BankAtlantic Bancorp prepaying $185 million of FHLB advances in the third quarter and $140 million of FHLB advances in the fourth quarter incurring prepayment penalties of $2.0 million and $8.9 million, respectively. The discontinued operations reflect the operations of GMS. (See Note 2.)

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         First          Second           Third           Fourth
                         2002                           Quarter         Quarter         Quarter          Quarter         Total
                                                       ---------       ---------       ---------         --------       ---------
Interest income                                        $  67,914       $  81,799       $  81,762         $  73,225      $ 304,700
Interest expense                                          35,301          40,097          39,698            36,782        151,878
                                                       ---------       ---------       ---------         ---------      ---------
Net interest income                                       32,613          41,702          42,064            36,443        152,822
Provision for loan losses                                  2,565           6,139           2,082             3,291         14,077
                                                       ---------       ---------       ---------         ---------      ---------
Net interest income after provision for loan losses       30,048          35,563          39,982            33,152        138,745
                                                       ---------       ---------       ---------         ---------      ---------
Income (loss) before income taxes, minority interest,
  discontinued operations, extraordinary items and
  cumulative effect of a change in accounting
  principle                                               18,551         (10,444)         19,088            23,106         50,301
Provision (benefit) for income taxes                       6,138          (3,022)          6,946             7,931         17,993
Minority interest in income of consolidated
  subsidiaries                                            (2,042)         15,218          11,181            13,937         38,294
                                                       ---------       ---------       ---------         ---------      ---------
Income (loss) from continuing operations                  14,455         (22,640)            961             1,238         (5,986)
Discontinued operations, net of taxes                         --             689             860               987          2,536
Extraordinary items, net of taxes                             --          23,810             (61)               --         23,749
Cumulative effect of a change in accounting
  principle, net of tax                                  (15,107)             --              --                --        (15,107)
                                                       ---------       ---------       ---------         ---------      ---------
Net income (loss)                                      $    (652)      $   1,859       $   1,760         $   2,225      $   5,192
                                                       =========       =========       =========         =========      =========

Basic earnings (loss) per share from continuing
  operations                                           $    1.01       $   (1.57)      $    0.07         $    0.09      $   (0.42)
Basic earnings per share from discontinued operations         --            0.05            0.06              0.07           0.18
Basic earnings per share from extraordinary items             --            1.65              --                --           1.65
Basic loss per share from cumulative effect of a
  change in accounting principle                           (1.05)             --              --                --          (1.05)
                                                       ---------       ---------       ---------         ---------      ---------
Basic earnings (loss) per share                        $   (0.04)      $    0.13       $    0.12         $    0.16      $    0.36
                                                       =========       =========       =========         =========      =========
Diluted earnings (loss) per share from continuing
  operations                                           $    0.88       $   (1.58)      $    0.05         $    0.07      $   (0.43)
Diluted earnings per share from discontinued
  operations                                                  --            0.05            0.05              0.06           0.17
Diluted earnings per share from extraordinary items           --            1.65              --                --           1.62
Diluted loss per share from cumulative effect of a
  change in accounting principle                           (0.92)             --              --                --          (1.03)
                                                       ---------       ---------       ---------         ---------      ---------
Diluted earnings (loss) per share                      $   (0.04)      $    0.12       $    0.10         $    0.13      $    0.33
                                                       =========       =========       =========         =========      =========
Basic weighted average number of common
   shares outstanding                                     14,382          14,395          14,353            14,348         14,370
                                                       =========       =========       =========         =========      =========
Diluted weighted average number of common
   shares outstanding                                     16,062          14,395          15,879            15,742         14,370
                                                       =========       =========       =========         =========      =========


During the first quarter, the cumulative effect of a change in accounting principle resulted from the implementation of FASB Statement No. 142. Based on the accounting principles of the new statement, the goodwill associated with the Ryan Beck reportable segment was deemed impaired, resulting in the $15.1 million charge, net of tax. The second quarter loss from continuing operations resulted from a $19.7 million impairment of equity investments, a $1.0 million restructuring charge associated with the discontinuation of ATM relationships and $3.9 million of acquisition related expenses. The extraordinary gain during the second quarter resulted from the Gruntal transaction as the fair value of net assets acquired exceeded the cost. During the fourth quarter, BankAtlantic increased its unassigned component of its allowance for loan losses by $4.9 million and an amendment to a supplemental bonus plan resulted in a $1.4 million reduction in compensation expense.

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

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

The fair value of performing loans, except residential mortgage and adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of average maturity is based on BankAtlantic's historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows, which are adjusted for national historical prepayment estimates. The discount rate is based on secondary market sources and is adjusted to reflect differences in servicing and credit costs.

Fair values of non-performing loans are based on the assumption that the loans are on a non-accrual status, discounted at market rates during a 24 month workout period. Assumptions regarding credit risk are determined using available market information and specific borrower information.

The book value of tax certificates approximates market value. The fair value of mortgage-backed and investment securities are estimated based upon a price matrix obtained from a third party.

Under FAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is considered the same as book value. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates offered by BankAtlantic for similar remaining maturities.

The book value of securities sold under agreements to repurchase approximates fair value.

The fair value of FHLB advances is based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.

The fair value of convertible subordinated debentures was based on quoted market prices on NASDAQ. The fair values of other subordinated debentures, junior subordinated debentures, trust preferred securities and notes payable were based on discounted value of contractual cash flows at a market discount rate.

The following table presents information for the Company's financial instruments at December 31, 2003 and 2002 (in thousands):


                                                                      December 31, 2003                 December 31, 2002
                                                                ----------------------------        -----------------------------
                                                                 Carrying           Fair             Carrying           Fair
                                                                  Amount            Value             Amount            Value
                                                                ----------        ----------        ----------        -----------
Financial assets:
  Cash and cash equivalents                                     $  143,542        $  143,542        $  252,577        $  252,577
  Securities available for sale                                    360,442           360,442           713,131           713,131
  Securities owned                                                 124,565           124,565           186,454           186,454
  Investment securities                                            192,706           192,706           212,240           212,698
  Loans receivable including loans held for sale, net            3,611,612         3,620,487         3,377,870         3,429,711

Financial liabilities:
  Deposits                                                      $3,048,142        $3,062,565        $2,920,555        $2,940,848
  Securities sold under agreements to repurchase                   120,874           120,874           116,279           116,279
  Advances from FHLB                                               782,205           830,939         1,297,170         1,386,648
  Subordinated debentures, notes and bonds payable                 164,100           163,827           209,068           210,665
  Guaranteed preferred beneficial interests in Bancorp's
    junior subordinated debentures                                      --                --           180,375           180,479
  Junior subordinated debentures                                   263,266           257,647                --                --


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The carrying amount and fair values of BankAtlantic's commitments to extend credit, standby letters of credit, financial guarantees and forward FHLB commitments are not significant. (See Note 14 for the contractual amounts of BankAtlantic's financial instrument commitments).

DERIVATIVES

During the year ended December 31, 2000, BankAtlantic Bancorp entered into a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The underlying collateral is $8.6 million of five-year hybrid adjustable rate mortgage loans that will adjust annually after May 2005. The forward contract was held for trading purposes and recorded at fair value of $13,000.

During the year ended December 31, 2002, BankAtlantic Bancorp utilized interest rate swaps to manage its interest rate risk. BankAtlantic Bancorp entered into callable time deposits with its customers and entered into callable interest rate swaps. During the year ended December 31, 2003, interest rate swap contracts with a notional amount of $33 million were called by the counter-party, resulting in BankAtlantic Bancorp redeeming $33 million of fixed rate time deposits. There were no interest rate swaps outstanding at December 31, 2003.

BankAtlantic Bancorp also created cash flow hedges by entering into interest rate swap contracts to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company's statement of operations for the years ended December 31, 2002 and 2001. BankAtlantic Bancorp terminated the above mentioned interest rate swap contracts with a notional amount of $75 million during the year ended December 31, 2003 and recognized a $1.9 million loss included in securities activities, net in the Company's statement of operations.

20. EARNINGS (LOSS) PER SHARE

The Board of Directors of the Company declared stock splits effected in the form of a 15%, 25% and 25% stock dividend, respectively, to holders of record on June 3, 2003, November 17, 2003 and February 20, 2004, respectively, payable in shares of the Company's Class A Common Stock for each share of the outstanding Class A and Class B Common Stock. Where appropriate, amounts throughout this report have been adjusted to reflect the stock splits.

The Company has two classes of common stock outstanding. The two-class method is not presented because the Company's capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. The number of options considered outstanding shares for diluted earnings per share is based upon application of the treasury stock method to the options outstanding as of the end of the period. I.R.E. Realty Advisory Group, Inc. ("RAG") owns 2,869,141 of BFC Financial Corporation's Class A Common Stock and 500,000 shares of BFC Financial Corporation Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 1,304,024 shares of Class A Common Stock and 227,250 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2003, 2002 and 2001.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                         For the Years Ended December 31,
                                                                                   ------------------------------------------
 (IN THOUSANDS, EXCEPT PER SHARE DATA)                                               2003             2002             2001
                                                                                   --------         --------         --------
BASIC EARNINGS PER SHARE
    NUMERATOR:
       Income (loss) from continuing operations                                    $  5,879         $ (5,986)        $  4,336
       Discontinued operations, net of taxes                                          1,143            2,536               --
       Extraordinary item, net of taxes                                                  --           23,749               --
       Cumulative effect of a change in accounting principle, net of taxes               --          (15,107)           1,138
                                                                                   --------         --------         --------
       NET INCOME                                                                  $  7,022         $  5,192         $  5,474
       Amortization of goodwill, net of tax                                              --               --              735
                                                                                   --------         --------         --------
       NET INCOME ADJUSTED TO EXCLUDE GOODWILL AMORTIZATION                        $  7,022         $  5,192         $  6,209
                                                                                   ========         ========         ========
    DENOMINATOR:
       Weighted average number of common shares outstanding                          16,135           15,901           15,829
       Eliminate RAG weighted average number of common shares                        (1,531)          (1,531)          (1,531)
                                                                                   --------         --------         --------
       Basic weighted average number of common shares outstanding                    14,604           14,370           14,298
                                                                                   ========         ========         ========
    BASIC EARNINGS (LOSS) PER SHARE:
       Earnings (loss) per share from continuing operations                        $   0.40         $  (0.42)        $   0.30
       Earnings per share from discontinued operations                                 0.08             0.18               --
       Earnings per share from extraordinary items                                       --             1.65               --
       (Loss) earnings per share from cumulative effect of a change in
         accounting principle                                                            --            (1.05)            0.08
                                                                                   --------         --------         --------
       BASIC EARNINGS PER SHARE                                                    $   0.48         $   0.36         $   0.38
       Basic earnings per share from amortization of goodwill                            --               --             0.05
                                                                                   --------         --------         --------
       BASIC EARNINGS PER SHARE ADJUSTED TO EXCLUDE GOODWILL AMORTIZATION          $   0.48         $   0.36         $   0.43
                                                                                   ========         ========         ========

DILUTED EARNINGS PER SHARE
    NUMERATOR
       Income (loss) from continuing operations                                    $  5,879         $ (5,986)        $  4,336
       Effect of securities issuable by a subsidiary                                   (505)            (206)          (1,033)
                                                                                   --------         --------         --------
       Income (loss) available after assumed dilution                              $  5,374         $ (6,192         $  3,303
                                                                                   --------         --------         --------

       Discontinued operations, net of taxes                                       $  1,143         $  2,536         $     --
       Effect of securities issuable by a subsidiary                                    (17)             (56)              --
                                                                                   --------         --------         --------
       Discontinued operations, net of taxes after assumed dilution                $  1,126         $  2,480         $     --
                                                                                   --------         --------         --------

       Extraordinary items, net of taxes                                           $     --         $ 23,749         $     --
       Effect of securities issuable by a subsidiary                                     --             (511)              --
                                                                                   --------         --------         --------
       Extraordinary items, net of taxes after assumed dilution                    $     --         $ 23,238         $     --
                                                                                   --------         --------         --------

       Cumulative effect of a change in accounting principle, net of taxes         $     --         $(15,107)        $  1,138
       Effect of securities issuable by a subsidiary                                     --              325              (97)
                                                                                   --------         --------         --------
       Cumulative effect of a change in accounting principle, net of taxes
         after assumed dilution                                                    $     --         $(14,782)        $  1,041
                                                                                   --------         --------         --------

       NET INCOME AVAILABLE AFTER ASSUMED DILUTION                                 $  6,500         $  4,744         $  4,344
       Amortization of goodwill, net of tax                                              --               --              641
                                                                                   --------         --------         --------
       NET INCOME AVAILABLE AFTER ASSUMED DILUTION ADJUSTED TO
         EXCLUDE GOODWILL AMORTIZATION
                                                                                   $  6,500         $  4,744         $  4,985
                                                                                   ========         ========         ========
    DENOMINATOR
       Weighted average number of common shares outstanding                          16,135           15,901           15,829
       Eliminate RAG weighted average number of common shares                        (1,531)          (1,531)          (1,531)
       Common stock equivalents resulting from stock-based compensation               2,056               --            1,466
                                                                                   --------         --------         --------
       Diluted weighted average shares outstanding                                   16,660           14,370           15,764
                                                                                   ========         ========         ========
    DILUTED EARNINGS (LOSS) PER SHARE
       Earnings (loss) per share from continuing operations                        $   0.32         $  (0.43)        $   0.21
       Earnings per share from discontinued operations                                 0.07             0.17               --
       Earnings per share from extraordinary items                                       --             1.62               --
       (Loss) earnings per share from cumulative effect of
          a change in accounting principle                                               --            (1.03)            0.07
                                                                                   --------         --------         --------
       DILUTED EARNINGS PER SHARE                                                  $   0.39         $   0.33         $   0.28
       Diluted earnings per share from amortization of goodwill                          --               --             0.04
                                                                                   --------         --------         --------
       DILUTED EARNINGS PER SHARE ADJUSTED TO EXCLUDE GOODWILL AMORTIZATION        $   0.39         $   0.33         $   0.32
                                                                                   ========         ========         ========



                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Real estate held for development and sale consist of the following (in thousands):

                                             December 31,
                                       ------------------------
                                         2003            2002
                                       --------        --------
Land and land development costs        $183,847        $161,826
Construction costs                       75,087          23,412
Other capitalized costs                  17,378          12,888
Other real estate                         6,960           6,371
                                       --------        --------
  Total                                $283,272        $204,497
                                       ========        ========

Real estate held for development and sale consisted of the combined activities of Levitt and its subsidiaries as well as the activities of a 50% owned real estate joint venture ("Riverclub") in which BankAtlantic Bancorp is the primary beneficiary as defined by FIN 46. Riverclub was acquired in connection with the acquisition of Community in March 2002. As a consequence of the implementation of FIN 46 on July 1, 2003, BankAtlantic Bancorp consolidated Riverclub in its financial statements effective January 1, 2003. In periods prior to 2003, Riverclub was accounted for on the equity method. The purpose of the Riverclub joint venture is to develop 199 single-family homes, condominium units and duplexes that are located in Indian River County, Florida. Also included in other real estate held for development and sale is BFC's real estate, Burlington Manufacturers Outlet Center ("BMOC"), a shopping center in North Carolina and the unsold land at the commercial development known as Center Port in Pompano Beach, Florida. Also included in real estate held for development and sale at December 31, 2003 and 2002 is $3.1 million and $2.1 million, respectively, associated with branch banking facilities.

Gains on sales of real estate developed for sale were as follows (in thousands):

                                      2003            2002           2001
                                    --------        --------        --------

Sales of real estate                $302,908        $207,808        $144,677
Cost of sales on real estate         223,639         159,675         109,637
                                    --------        --------        --------
                                    $ 79,269        $ 48,133        $ 35,040
                                    ========        ========        ========

22.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

Investments in and advances to unconsolidated subsidiaries consisted of Levitt's investment in Bluegreen, Levitt's investment in real estate joint ventures, BankAtlantic Bancorp's investment in 11 statutory business trusts that were formed to issue trust preferred securities, and in 2002, Riverclub. Prior to January 1, 2003, BankAtlantic Bancorp's statutory business trusts were consolidated in the Company's financial statements.

At December 31, 2003, Levitt and its subsidiaries owned equity investments associated with real estate joint ventures at various stages of development, ranging from 40% to 50% profit sharing interests. At December 31, 2003 and 2002, Levitt's investment in real estate joint ventures included BankAtlantic's loans of approximately $23.2 million and $24.9 million, respectively.

Levitt has provided guarantees on indebtedness to joint ventures accounted for under the equity method of accounting. The guarantees arose in order to obtain joint venture financing. Levitt and its joint venture partners would have to perform on their guarantees if the joint ventures were to default on the main loan agreements. At December 31, 2003, Levitt had guarantees on $22.4 million of joint venture debt. Included in these guarantees were $21.1 million of loans from BankAtlantic. All guarantees were entered into prior to December 31, 2002. Levitt's management believes that based on the value of the collateral pledged to support the loans, no payments will be required under the guarantees. The other joint venture partners are also guarantors to the joint venture debt and any payments associated with the guarantees in excess of Levitt's ratable obligation may be recovered from these third parties.

BankAtlantic's loans to joint ventures have resulted in deferral of the recognition of interest income on the financing activity and/or the deferral of profit recognition from the joint venture. The less than 50% owned joint ventures are accounted for under the equity method of accounting and primarily develop residential and multifamily properties.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The condensed combined statements of financial condition and condensed combined statements of operations for investment and advances to unconsolidated subsidiaries are as follows (in thousands):

                                                                      December 31,
                                                                --------------------------
                                                                  2003              2002
                                                                --------          --------
STATEMENT OF FINANCIAL CONDITION
Investment in Bluegreen                                         $ 70,852          $ 60,695
Investments in and loans to real estate joint ventures            27,286            51,904
Investment in statutory business trusts                            7,910                --
                                                                --------          --------
                                                                $106,048          $112,599
                                                                ========          ========


                                              For the Years Ended
                                                  December 31,
                                           ------------------------
STATEMENT OF OPERATIONS                     2003             2002
                                           -------          -------
Equity in Bluegreen earnings               $ 9,085          $ 5,349
Equity in joint ventures earnings              616            3,978
Earnings from statutory trusts                 425               --
                                           -------          -------
                                           $10,126          $ 9,327
                                           =======          =======

The Condensed Combined Statements of Financial Condition and Condensed Combined Statements of Operation for unconsolidated subsidiaries, excluding Bluegreen, are as follows for 2003 and 2002 (unaudited):

                Condensed Combined Balance Sheets
                         (In thousands)

                                               December 31,
                                        --------------------------
                                          2003              2002
                                        --------          --------

Real estate assets                      $ 57,402          $ 70,367
Junior subordinated debentures           263,266                --
Other assets                               6,568             6,846
                                        --------          --------
   Total Assets                         $327,236          $ 77,213
                                        ========          ========

Notes payable - BankAtlantic
                                        $ 22,726          $ 58,341
Trust preferred securities               255,375                --
Other notes payable                       25,628            11,041
Other liabilities                          7,497             6,923
                                        --------          --------
   Total Liabilities                     311,226            76,305
                                        --------          --------


Partners' capital                          8,100               908
Common securities                          7,910                --
                                        --------          --------
Total Liabilities and Equity            $327,236          $ 77,213
                                        ========          ========

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Combined Statement of Operations
                                 (In thousands)


                                                    For the Years Ended December 31,
                                                   ---------------------------------
                                                        2003              2002
                                                      --------           --------
Revenues                                              $ 18,893           $ 51,866
Cost and expenses                                      (18,332)           (48,738)
Interest income from subordinated debentures            14,534                 --
Interest expense                                       (14,109)                --
                                                      --------           --------
Net income                                            $    986           $  3,128
                                                      ========           ========


The condensed consolidated balance sheet and condensed consolidated statement of income of Bluegreen are as follows:

                 Condensed Consolidated Balance Sheet
                             (In thousands)

                                                    December 31,
                                             --------------------------
                                               2003              2002
                                             --------          --------
Total assets                                 $570,406          $433,992
                                             ========          ========


Total liabilities                             378,878           272,459
Minority interest                               4,648             3,250
Total shareholders' equity                    186,880           158,283
                                             --------          --------
Total liabilities and shareholders'
equity                                       $570,406          $433,992
                                             ========          ========


                   Condensed Consolidated Statement of Income
                                 (In thousands)


                                                                   Year           Nine Months            Year
                                                                  Ended              Ended              Ended
                                                               December 31,       December 31,         March 31,
                                                                   2003               2002               2002
                                                               ------------       ------------         ---------
Revenues                                                        $ 438,454          $ 271,973           $ 287,825
Cost and expenses                                                 393,129            247,302             268,343
Provision for income taxes                                         16,168              8,479               7,345
Minority interest                                                   3,330                816                 405
                                                                ---------          ---------           ---------
Income before cumulative effect of a change in
  accounting principle                                             25,827             15,376              11,732
Cumulative effect of a change in accounting
  principle, net of income taxes and minority interest                 --             (5,579)                 --
                                                                ---------          ---------           ---------
Net income                                                      $  25,827          $   9,797           $  11,732
                                                                =========          =========           =========


                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


23.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Alan B. Levan, President and Chairman of the Board of the Company also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp and BankAtlantic. Alan B. Levan is also Chairman of the Board of Bluegreen and Levitt. John E. Abdo, Vice Chairman of the Board of the Company also serves as Vice Chairman of the Board of Directors of BankAtlantic Bancorp, BankAtlantic, Levitt and Bluegreen and is President of Levitt. Glen R. Gilbert, Executive Vice President of the Company also serves as Executive Vice President of Levitt.

These executive officers separately receive compensation from our affiliates for services rendered for such affiliates.

The Company's management fees from related parties for the years ended December 31, 2003, 2002 and 2001 consisted of (in thousands):

                          For the Years Ended December 31,
                          --------------------------------
                          2003          2002          2001
                          ----          ----          ----
Levitt                    $213           170            80
                          ====          ====          ====
Other affiliates          $ 10            41            44
                          ====          ====          ====

In connection with the Levitt spin-off, BankAtlantic Bancorp entered into a transitional services agreement with Levitt whereby BankAtlantic Bancorp will provide human resources, risk management and investor and public relation services and receive compensation for such services on a percentage of cost basis. Additionally, BankAtlantic Bancorp entered into an employment matters agreement providing for the allocation of responsibility and liability between BankAtlantic Bancorp and Levitt with respect to the welfare and benefit plans for Levitt employees after the spin-off.

Also in connection with the spin-off of Levitt, BankAtlantic Bancorp converted a currently outstanding $30.0 million demand note owed by Levitt to BankAtlantic Bancorp to a five year term note with interest only payable monthly initially at a prime rate and there after at a prime rate plus increments of an additional 0.25% every six months. Prior to the spin-off, BankAtlantic Bancorp transferred its 1.2 million shares in Bluegreen to Levitt in exchange for $5.5 million note and additional shares of Levitt common stock (which additional shares were distributed as part of the spin-off transaction.) This note is due in one year, with principal and interest payable monthly. Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a five year note with the same payment terms as the $30.0 million note described above. The above transactions were eliminated in the Company's consolidated financial statements.

The Company paid BankAtlantic approximately $67,000 during 2003 for office space used by the Company in BankAtlantic's headquarters and for miscellaneous administrative and other related expenses. BankAtlantic provided certain administrative services to Bluegreen in 2003 without receipt of payment for such services.

During the year ended December 31, 2003, BankAtlantic paid a subsidiary of Levitt a $540,000 management fee to operate and sell a residential construction property acquired by BankAtlantic through foreclosure. The property was sold to an unrelated developer during the fourth quarter of 2003.

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

During 1999 and 2000, the Company (without consideration of BankAtlantic Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company's interests in the technology entities were transferred at the Company's cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these venture partnerships, and therefore, they are consolidated in the Company's financial statements. Interests in such partnerships were sold in 2000 and 2001 to accredited investors in private offerings. During 2000, approximately $5.1 million of capital was raised by these partnerships from unaffiliated third parties, as well as officers, directors and affiliates of the Company who invested approximately $4.4 million in the partnerships. The Company and the general partners retained ownership interests of approximately $1.8 million. Additionally, during 2001, approximately $895,000 of capital was raised from unaffiliated third parties by one of these partnerships and officers, directors and affiliates of the Company invested approximately $1.3 million in the partnership. The Company and the general partners retained ownership interests of approximately $3.8 million increasing the Company's total investment in these partnerships to an aggregate of $5.6 million. Of the $1.3 million, invested by officers, directors and affiliates, Alan Levan and John Abdo each borrowed $500,000 from the Company on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company each borrowed $50,000 on a non-recourse basis to make their investments. Such amounts were still outstanding at the end of the year (except for John Abdo's $500,000 loan which is discussed below), bear interest at the prime rate plus 1% and are payable interest only annually with the entire balance due in February 2006. After the limited partners receive a specified return from the partnerships, the general partners are entitled to receive 20% of all cash distributions from the partnerships. The general partners are limited liability companies of which the members are: BFC Financial Corporation - 57.5%, John E. Abdo - 13.75%; Alan B. Levan - 9.25%; Glen R. Gilbert - 2.0% and John E. Abdo, Jr. - 17.5%. Losses net of minority interests for the year ended December 31, 2003 were $1.8 million. At December 31, 2003, the Company's net investment in these partnerships was $626,000

On July 16, 2002, John Abdo borrowed $3.5 million from the Company on a recourse basis and paid off his existing $500,000 loan due to the Company. The $3.5 million loan bears interest at the prime rate plus 1%, requires monthly interest payments, is due on demand and is secured by 2,127,470 shares of BFC Class A Common Stock and 370,750 shares of BFC Class B Common Stock.

An affiliated limited partnership, BankAtlantic Bancorp and affiliates of the Company are investors in a privately held technology company located in Boca Raton, Florida. The affiliated limited partnership invested $2 million in 219,300 shares in the technology company's common stock, which shares were acquired in October 2000 at a price per share of $9.12. At December 31, 2001, the carrying value of this investment by the limited partnership had been written down to $4.95 per share and in 2002, based on its performance, the technology company was written off entirely by the Company and Bancorp. BankAtlantic Bancorp invested $15 million in 3,033,386 shares of the technology company's common stock in cash and by issuance to the technology company of 748,000 shares of BankAtlantic Bancorp Class A Common Stock. BankAtlantic Bancorp's shares in the technology company were acquired in October 1999 at an average price per share of $4.95. Both Alan B. Levan and John E. Abdo became directors of the technology company in connection with the investment. Alan B. Levan owns or controls direct and indirect interests in an aggregate of 286,709 shares of the technology company common stock, purchased at an average price per share of $8.14 and Mr. John E. Abdo owns or controls direct and indirect interests in an aggregate of 368,408 shares of the technology company common stock purchased at an average price per share of $7.69. Jarett Levan, a director of BankAtlantic Bancorp and Executive Vice President of BankAtlantic, and Bruno DiGiulian, a director of BankAtlantic Bancorp have a 0.15% and 0.7% ownership interest, respectively, in the limited partnership. BFC and its affiliates collectively owned approximately 7% of the technology company's outstanding common stock at December 31, 2003. During 2001, Mr. Levan and Mr. Abdo resigned from the Board of Directors of the technology company and initiated a lawsuit on behalf of the Company and others against the founder of the technology company, personally, regarding his role. In early 2003, the technology company initiated a lawsuit against BankAtlantic Bancorp seeking to have a restrictive legend on its BankAtlantic Bancorp's Class A Common Stock removed. On March 24, 2004, the parties settled the pending litigation. Pursuant to the terms of the settlement, the affiliated limited partnership, BankAtlantic Bancorp and the other affiliates of the Company were given the opportunity to sell their respective investments in the technology company to a third party investor group for the amount of their initial investment. The investor group and the technology company also agreed to pay an additional amount equal to the legal expenses incurred and damages. The amounts paid by the technology company were paid by delivery of shares of BankAtlantic Bancorp Class A Common Stock owned by the technology company. BankAtlantic Bancorp sold its shares in the technology company for $15 million in cash, its original cost, and received compensation for legal expenses and damages consisting of $1.7 million in cash and return of 378,000 shares of BankAtlantic Bancorp Class A Common Stock. The affiliated limited partnership and other affiliates of the Company chose not to sell their shares in the technology company but recovered legal fees and damages. The affiliated limited partnership received $309,845 in cash and 50,422 shares of BankAtlantic Bancorp Class A Common Stock in connection with the settlement and the Company's other affiliates, without regard to their interests in the affiliated partnership, received in the aggregate $132,747 in cash and 29,413 shares of BankAtlantic Bancorp Class A Common Stock. The parties also exchanged releases and the pending litigation between the parties will be dismissed in connection with the settlement.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BankAtlantic Bancorp and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. ("Ruden, McClosky"), a law firm to which Bruno DiGiulian is of counsel. Fees aggregating $110,000 were paid by BankAtlantic and $30,000 were paid by Ryan Beck to Ruden, McClosky in 2003. In addition, fees aggregating approximately $1.1 million were paid to Ruden, McClosky by Levitt and Bluegreen in 2003 prior to the spin off of Levitt from BankAtlantic Bancorp. In 2002 and 2001, fees aggregating $1.0 million and $793,000, respectively, were paid to the law firm by BankAtlantic and Levitt. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.

Since 2002, Levitt has utilized certain services of Conrad & Scherer, a law firm in which William R. Scherer, a member of the Levitt's Board of Directors, is a member. Levitt paid fees aggregating $79,000 and $364,000 to this firm during the years ended December 31, 2003 and 2002, respectively.

Alan B. Levan, Jarett Levan and John E. Abdo have investments or are partners in real estate joint ventures with developers, which developers, in connection with other ventures, have loans from BankAtlantic or are joint venture partners with Levitt.

Certain of the Company's affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments.

The Company has a 49.5% interest and affiliates and third parties have a 50.5% interest in a limited partnership formed in 1979, for which the Company's Chairman serves as the individual General Partner. The partnership's primary asset is real estate subject to net lease agreements. The Company's cost for this investment, approximately $441,000, was written off in 1990 due to the bankruptcy of the entity leasing the real estate. During each of the years 2003 and 2002, the Company received distributions of approximately $25,000 from the partnership.

Florida Partners Corporation owns 133,314 shares of the Company's Class B Common Stock and 764,999 shares of the Company's Class A Common Stock. Alan B. Levan may be deemed to beneficially be the principal shareholder and is a member of the Board of Florida Partners Corporation. Glen R. Gilbert, Executive Vice President and Secretary of the Company holds similar positions at Florida Partners Corporation.

The BankAtlantic Foundation is a non-profit foundation established by BankAtlantic. During 2003, the Foundation made donations aggregating $364,530, including $25,000 to the Broward Community College Foundation (as the first installment of a 4-year commitment of $100,000 to the Will and Jo Holcombe Institute for Teaching and Learning), $15,000 to the Florida Grand Opera, $7,500 to the Leadership Broward Foundation, $7,500 to Nova Southeastern University (including $5,000 as the first installment of a 5-year, $25,000 commitment to the Wayne Huizenga School of Business and $2,500 to Nova Southeastern University Libraries); $4,250 to ArtServe, $3,000 to the Broward Performing Arts Foundation and $2,000 to the Museum of Art of Ft. Lauderdale. In addition to the contributions made by the BankAtlantic Foundation, BankAtlantic made certain direct contributions. In 2003 BankAtlantic made donations of $11,500 to the Broward Community College Foundation, $10,963 to the Urban League of Broward County, $6,000 to ArtServe, $1,160 to United Way of Broward County and $900 to the Leadership Broward Foundation. Alan B. Levan sits on the Boards of the Broward Community College Foundation, the Florida Grand Opera and Nova Southeastern University, Jarett Levan sits on the Boards of the Leadership Broward Foundation and ArtServe and the Board of Governors of the Museum of Art of Ft. Lauderdale, John E. Abdo is President of the Broward Performing Arts Foundation, Dr. Willis Holcombe sits on the Boards of the Broward Community College Foundation and the Urban League of Broward County. In addition both D. Keith Cobb and Lloyd DeVaux sit on the Board of the United Way of Broward County which may further provide funds to these entities.

During fiscal 2003, Jarett Levan, a director and son of director, president and Chief Executive Officer Alan B. Levan, was employed by BankAtlantic as Chief Marketing Officer and was paid annual compensation of approximately $211,000 for his services. Alan B. Levan's daughter, Rachelle Levan Margolis, served as executive director of the BankAtlantic Foundation and received approximately $43,000 for the year. For the years ended December 31, 2002 and 2001, Jarett Levan received approximately $170,000 and $145,000, respectively, while Rachelle Levan Margolis received approximately $102,000 and $88,000, respectively.

Included in BFC's other assets at December 31, 2003 and 2002 were approximately $138,000 and $391,000, respectively, due from affiliates.

24.  SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through seven reportable segments. Bank Investments, Commercial Banking, and Community Banking are our Bank Operation segments, which are conducted through BankAtlantic. The remaining reportable segments consist of the activities of Ryan Beck and its subsidiaries, Levitt and its subsidiaries, BankAtlantic Bancorp parent company and BFC holding company. Interest expense and certain revenue and expense items are allocated to the three Bank Operation reportable segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net contribution for the operating segments may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management's view, likely not be impacted.

The following summarizes the aggregation of the Company's operating segments into reportable segments:


         Reportable Segment                          Operating Segments Aggregated
         ------------------                          -----------------------------
         Bank Investments                            Investments, tax certificates, residential loans purchased, CRA lending and real estate capital services

         Commercial                                  Banking Commercial lending, syndications, international, lease finance, trade finance and  a real estate joint venture development

         Community Banking                           Indirect and direct consumer lending, small business lending and ATM operations

         Ryan Beck                                   Investment banking and brokerage operations

         BankAtlantic Bancorp Parent Company         BankAtlantic Bancorp's operations, costs of acquisitions,
                                                     financing of acquisitions, and equity investments

         Levitt                                      Levitt real estate and joint venture activities, which includes
                                                     Levitt and Sons, Core Communities, Levitt Commercial, equity investment in Bluegreen and real estate joint ventures

         BFC Holding Company                         BFC's real estate owned which includes BMOC and Center Port.
                                                     Loans receivable that relate to previously owned properties, other securities and investments and BFC's overhead and
                                                     interest expense. Provision for income taxes includes the tax effect from BFC's equity from earnings in BankAtlantic Bancorp.
                                                     BFC's investment in BankAtlantic Bancorp and Levitt and BFC's equity earnings from BankAtlantic Bancorp and Levitt are not presented within this segment. BankAtlantic Bancorp and Levitt are consolidated in our financial statements.


The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by Levitt and investment banking operations which are recorded based upon the terms of the underlying loan agreements and are eliminated. The elimination entries consist of the intercompany loan interest income and interest expense, management fees, consulting fees, and brokerage commission.

Depreciation and amortization consist of: depreciation on property and equipment, amortization of premiums and discounts on loans and investments, amortization of goodwill and core deposit intangible assets, and amortization of the retention pool.

                   BFC FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates segment performance based on net segment income before minority interest. The table below is segment information for income from continuing operations for the three years ended December 31, 2003:


                                                                                                        ADJUSTING
                                                           BANCORP                          BFC            AND
                               BANK                         PARENT                        HOLDING      ELIMINATION      SEGMENT
2003                        OPERATIONS      RYAN BECK      COMPANY          LEVITT        COMPANY        ENTRIES         TOTAL
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
(IN THOUSANDS)

Interest income             $   251,402    $    10,437    $     1,722    $       863    $       390    $    (2,940)       261,874
Interest expense                (97,302)        (1,283)       (16,344)          (233)        (1,163)         2,940       (113,385)
Recovery from loan losses           547             --             --             --             --             --            547
Non-interest income              70,686        210,939            194         84,702         (1,539)         1,467        366,449
Non-interest expense           (161,615)      (203,524)        (3,838)       (42,112)        (3,575)           317       (414,347)
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment profits and
  losses before taxes            63,718         16,569        (18,266)        43,220         (5,887)         1,784        101,138
(Provision) benefit
  for income taxes              (21,589)        (6,924)         5,089        (16,400)        (3,714)          (628)       (44,166)
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment net income
  (loss)                    $    42,129    $     9,645    $   (13,177)   $    26,820    $    (9,601)   $     1,156    $    56,972
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========
Segment average assets      $ 4,706,746    $   200,760    $    98,840    $   392,714    $    17,240    $   155,550    $ 5,571,850
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========
Equity method investments
 included in total assets   $        --    $        --    $     7,910    $    74,958    $        --    $        --    $    82,868
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========
Expenditures for segment
  assets                    $       704    $     1,310    $        --    $        --    $        --    $        --    $     2,014
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========
Depreciation and
  amortization              $    (7,877)   $    (1,711)   $        --    $      (323)   $      (526)   $        --    $   (10,437)
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========


                                                                                                         ADJUSTING
                                                            BANCORP                        BFC             AND
                               BANK                          PARENT                       HOLDING      ELIMINATION      SEGMENT
2002                        OPERATIONS      RYAN BECK       COMPANY         LEVITT        COMPANY        ENTRIES         TOTAL
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
(IN THOUSANDS)
Interest income             $   297,092    $     7,512    $     1,745    $     1,259    $       354    $    (3,262)   $   304,700
Interest expense               (132,970)        (1,444)       (17,439)          (389)        (1,153)         1,517       (151,878)
Provision for loan losses       (14,077)            --             --             --             --             --        (14,077)
Non-interest income              53,317        133,845        (15,323)        55,444           (422)         2,347        229,208
Non-interest expense           (134,408)      (144,494)        (5,155)       (30,548)        (3,208)           161       (317,652)
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment profits and
losses before taxes              68,954         (4,581)       (36,172)        25,766         (4,429)           763         50,301
(Provision) benefit
  for income taxes              (23,845)         2,133         12,661         (6,254)        (2,420)          (268)       (17,993)
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment net income
  (loss)                    $    45,109    $    (2,448)   $   (23,511)   $    19,512    $    (6,849)   $       495    $    32,308
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========
Segment average assets      $ 4,699,579    $   189,523    $   100,296    $   264,559    $    20,569    $   156,073    $ 5,430,599
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========
Equity method investments
 included in total assets   $    23,602    $        --    $     1,934    $    61,583    $        --    $        --    $    87,119
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========
Expenditures for  segment
  assets                    $       299    $     2,285    $        --    $        --    $        --    $        --    $     2,584
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========
Depreciation and
  amortization              $    (5,113)   $    (1,225)   $      (690)   $      (131)   $      (490)   $        --    $    (7,649)
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========


                                                                                                       ADJUSTING
                                                            BANCORP                        BFC            AND
                               BANK                          PARENT                      HOLDING      ELIMINATION       SEGMENT
2001                        OPERATIONS      RYAN BECK       COMPANY        LEVITT        COMPANY        ENTRIES          TOTAL
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
(IN THOUSANDS)
Interest income             $   324,732    $     1,978    $       229    $     1,989    $       383    $    (3,310)   $   326,001
Interest expense               (171,010)          (517)       (18,297)          (180)        (1,239)         2,405       (188,838)
Provision for loan losses       (16,905)            --             --             --             --             --        (16,905)
Non-interest income              37,457         44,683          3,129         35,962         (1,905)         1,962        121,288
Non-interest expense           (103,353)       (48,170)       (13,466)       (26,131)        (2,886)           435       (193,571)
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment profits and
losses before taxes              70,921         (2,026)       (28,405)        11,640         (5,647)         1,492         47,975
(Provision) benefit
  for income taxes              (26,292)           709          7,623         (4,118)        (2,660)          (522)       (25,260)
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
Segment net income
  (loss)                    $    44,629    $    (1,317)   $   (20,782)   $     7,522    $    (8,307)           970    $    22,715
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========
Segment average assets      $ 4,263,526    $    74,108    $    99,220    $   173,437    $    28,751    $    85,036    $ 4,724,078
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========
Equity method investments
 included in total assets   $        --    $        --    $     1,107    $     7,127    $        --    $        --    $     8,234
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========
Expenditures for  segment
  assets                    $       297    $     1,003    $        --    $        --    $        --    $        --    $     1,300
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========
Depreciation and
  amortization              $    (3,612)   $    (1,580)   $    (7,749)   $       (96)   $      (570)   $        --    $   (13,607)
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========



The changes in the carrying amount of goodwill for the year ended December 31, 2003 was as follows (in thousands):

                                                                            BANCORP
                                                BANK                         PARENT
                                             OPERATIONS      RYAN BECK      COMPANY         TOTAL
                                              --------       --------       --------      --------
         Balance as of December 31, 2002      $ 71,224       $  1,658       $  5,730      $ 78,612
         Loan losses acquired                     (734)            --             --          (734)
         Sale of  Cumberland                        --         (1,204)            --        (1,204)
                                              --------       --------       --------      --------
         Balance as of December 31, 2003      $ 70,490       $    454       $  5,730      $ 76,674
                                              ========       ========       ========      ========


Bank Operations consists of three reportable segments. The table below is segment information for income from continuing operations for the three years ended December 31, 2003 (in thousands):


                                                                     BANK OPERATIONS
                                            -----------------------------------------------------------------
                                               BANK           COMMERCIAL         COMMUNITY
         2003                               INVESTMENTS         BANKING           BANKING            TOTAL
                                            -----------       -----------       -----------       -----------
         (IN THOUSANDS)

         Interest income                    $   122,005       $   103,206       $    26,191       $   251,402
         Interest expense and overhead          (90,239)          (49,321)          (13,634)         (153,194)
         Recovery (provision) for loan
           losses                                   442              (782)              887               547
         Direct non-interest income                 431             3,683            10,401            14,515
                                            ===========       ===========       ===========       ===========
         Segment profits and losses
          before taxes                           20,886            37,744             5,088            63,718
         Provision for income taxes              (7,077)          (12,788)           (1,724)          (21,589)
                                            -----------       -----------       -----------       -----------
         Segment net income                 $    13,809       $    24,956       $     3,364       $    42,129
                                            ===========       ===========       ===========       ===========
         Segment average assets             $ 2,440,500       $ 1,775,770       $   490,476       $ 4,706,746
                                            ===========       ===========       ===========       ===========
         Equity method investments
          included in total assets          $        --       $        --       $        --       $        --
                                            ===========       ===========       ===========       ===========
         Expenditures for  segment
           Assets                           $        27       $        48       $       629       $       704
                                            ===========       ===========       ===========       ===========
         Depreciation and amortization
                                            $    (7,720)      $         6       $      (163)      $    (7,877)
                                            ===========       ===========       ===========       ===========

         2002
         (IN THOUSANDS)

         Interest income                    $   164,625       $   106,746       $    25,721       $   297,092
         Interest expense and overhead         (113,908)          (61,032)          (15,142)         (190,082)
         Provision for loan losses                 (305)          (12,533)           (1,239)          (14,077)
         Direct non-interest income               5,136             5,748             9,616            20,500
                                            ===========       ===========       ===========       ===========
         Segment profits and losses
          before taxes                           44,337            25,694            (1,077)           68,954
         Provision for income taxes             (15,332)           (8,885)              372           (23,845)
                                            -----------       -----------       -----------       -----------
         Segment net income (loss)          $    29,005       $    16,809       $      (705)      $    45,109
                                            ===========       ===========       ===========       ===========
         Segment average assets             $ 2,639,070       $ 1,653,148       $   407,361       $ 4,699,579
                                            ===========       ===========       ===========       ===========
         Equity method investments
          included in total assets          $        --       $    23,602       $        --       $    23,602
                                            ===========       ===========       ===========       ===========
         Expenditures for  segment
           assets                           $        --       $        10       $       289       $       299
                                            ===========       ===========       ===========       ===========

         Depreciation and amortization      $    (4,715)      $       (15)      $      (383)      $    (5,113)
                                            ===========       ===========       ===========       ===========


                                                                     BANK OPERATIONS
                                            -----------------------------------------------------------------
                                                BANK          COMMERCIAL        COMMUNITY
         2001                               INVESTMENTS         BANKING           BANKING            TOTAL
                                            -----------       -----------       -----------       -----------
         (IN THOUSANDS)

         Interest income                    $   179,151       $   118,430       $    27,151       $   324,732
         Interest expense and overhead         (135,160)          (68,864)          (16,325)         (220,349)
         Provision for loan losses                  215           (21,096)            3,976           (16,905)
         Direct non-interest income                 919             3,074            11,073            15,066
                                            ===========       ===========       ===========       ===========
         Segment profits and losses
          before taxes                           39,383            25,413             6,125            70,921
         Provision for income taxes             (14,598)           (9,420)           (2,274)          (26,292)
                                            -----------       -----------       -----------       -----------
         Segment net income                 $    24,785       $    15,993       $     3,851       $    44,629
                                            ===========       ===========       ===========       ===========

         Segment average assets             $ 2,571,246       $ 1,368,850       $   323,430       $ 4,263,526
                                            ===========       ===========       ===========       ===========
         Equity method investments
          included in total assets          $        --       $        --       $        --       $        --
                                            ===========       ===========       ===========       ===========
         Expenditures for  segment
           assets                           $       137       $         3       $       157       $       297
                                            ===========       ===========       ===========       ===========
         Depreciation and amortization      $    (2,534)      $      (319)      $      (759)      $    (3,612)
                                            ===========       ===========       ===========       ===========



The changes in the carrying amount of goodwill for the year ended December 31, 2003 were as follows (in thousands):

                                                     BANK OPERATIONS
                                   -----------------------------------------------------
                                       BANK       COMMERCIAL    COMMUNITY       BANK OPS
                                   INVESTMENTS      BANKING       BANKING        TOTAL
                                   -----------    ----------    ----------      --------
Balance as of December 31, 2002      $ 34,322      $ 35,977       $    925      $ 71,224
Loan losses acquired adjustment            --          (734)            --          (734)
                                     --------      --------       --------      --------
Balance as of December 31, 2003      $ 34,322      $ 35,243       $    925      $ 70,490
                                     ========      ========       ========      ========


The reconciliation of consolidated segment income (loss) to consolidated income
(loss) before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle is as follows (in thousands):

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------
                                                                         2003         2002          2001
                                                                       -------      -------       -------
Total segment profits                                                  $56,972       32,308        22,715
Minority interest in income of consolidated subsidiaries                51,093       38,294        18,379
                                                                       -------      -------       -------
Income (loss) before discontinued operations, extraordinary
  items and cumulative effect of a change in accounting principle      $ 5,879       (5,986)        4,336
                                                                       =======      =======       =======

25.  SHAREHOLDERS' EQUITY

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

The Company's Articles of Incorporation authorize the Company to issue both a Class A Common Stock, par value $.01 per share, and a Class B Common Stock, par value $.01 per share. On May 22, 2002, the Company's Articles of Incorporation were amended to, among other things, grant holders of the Company's Class A Common Stock one vote for each share held, which previously had no voting rights except under limited circumstances provided by Florida law, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. When the number of shares of Class B Common Stock outstanding decreases to

1,800,000 shares, the Class A Common Stock aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. When the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. Also, each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

On January 10, 1997, the Company's Board of Directors adopted a Shareholder Rights Plan. As part of the Rights Plan, the Company declared a dividend distribution of one preferred stock purchase right (the "Right") for each outstanding share of BFC's Class B Common Stock to shareholders of record on January 21, 1997. Each Right will become exercisable only upon the occurrence of certain events, including the acquisition of 20% or more of BFC's Class B Common Stock by persons other than the existing control shareholders (as specified in the Rights Plan), and will entitle the holder to purchase either BFC stock or shares in the acquiring entity at half the market price of such shares. The Rights may be redeemed by the Board of Directors at $.01 per Right until the tenth day following the acquisition of 20% or more of BFC's Class B Common Stock by persons other than the existing controlling shareholders. The Board may also, in its discretion, extend the period for redemption. The Rights will expire on January 10, 2007.

26.  SUBSEQUENT EVENT

On February 23, 2004, Levitt filed a registration statement on Form S-3 for a proposed underwritten public offering of up to 5,750,000 shares of Levitt Class A Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 7, 2003, the Company dismissed KPMG LLP as its independent public accountants effective upon completion of the audit of the fiscal year ended December 31, 2002. The reports of KPMG LLP on the financial statements for the years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that in 2002, the Company changed its method of accounting for goodwill and intangible assets and in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

The decision to change accountants was approved by the Audit Committee of the board of directors of the Company. In connection with its audits for the fiscal years ended December 31, 2002 and 2001, and through January 7, 2003, there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference thereto in their report on the financial statements for such years.

The Company's Audit Committee engaged PricewaterhouseCoopers LLP as its independent certified public accountant effective as of January 1, 2003. During the two years in the period ended December 31, 2002, and through January 7, 2003, the Company has not consulted with PricewaterhouseCoopers LLP regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304
(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

In addition, we reviewed our internal controls over financial reporting, and there have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect those controls during the last fiscal quarter.

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

CEO AND CFO CERTIFICATIONS

Appearing as Exhibits 31.1 and 31.2 to this annual report are Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this report, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

Items 10 through 14 will be provided by incorporating the information required under such items by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of 10-K/A no later than the end of such 120 day period.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   DOCUMENTS FILED AS PART OF THIS REPORT:

      (1)   FINANCIAL STATEMENTS

            The following consolidated financial statements of BFC Financial Corporation and its subsidiaries are included herein under Part II,
            Item 8 of this Report.

                  Independent Certified Public Accountants' Report of PricewaterhouseCoopers LLP dated March 30, 2004

                  Independent Auditors' Report of KPMG LLP dated February 3,
                  2003

                  Consolidated Statements of Financial Condition as of December 31, 2003 and 2002.

                  Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2003.

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2003.

                  Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2003.

                  Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 2003.

      (2)   FINANCIAL STATEMENT SCHEDULES

            All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

      (3)   EXHIBITS

            The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:


   EXHIBIT
   NUMBER                            DESCRIPTION                                            REFERENCE
   -------                           -----------                                            ---------
    3.1          Articles of Incorporation, as amended and restated         Exhibit 3.1 of Registrant's Registration
                                                                            Statement on Form 8-A filed October 16, 1997

    3.2          Amendment to Articles of  Incorporation, as amended        Exhibit 4 of Registrant's Registration Statement
                 and restated                                               on Form 8-K filed June 18, 2002

    3.3          By-laws                                                    Exhibit 3.2 of Registrant's Registration
                                                                            Statement on Form 8-A filed October 16, 1997

    10.1         BFC Financial Corporation Stock Option Plan                Exhibit A to Registrant's Definitive Proxy
                                                                            Statement filed September 24, 1997

    12.1         Statement re computation of ratios - Ratio of              Filed with this Report.
                 earnings to fixed charges

    21.1         Subsidiaries of the registrant                             Filed with this Report

    23.1         Consent of PricewaterhouseCoopers LLP                      Filed with this Report

    23.2         Consent of KPMG LLP                                        Filed with this Report

    31.1         Certification pursuant to Regulation S-X Section 302       Filed with this Report

    31.2         Certification pursuant to Regulation S-X Section 302       Filed with this Report

    32.1         Certification pursuant to 18 U.S.C. Section 1350, as       Filed with this Report
                 Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

    32.2         Certification  pursuant to 18 U.S.C. Section 1350, as      Filed with this Report
                 Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002


(b)      REPORTS ON FORM 8-K

         Form 8-K filed on November 10, 2003, to disclose that the Company's Board of Directors declared a 5 for 4 common stock split effected in the form of a 25% stock dividend payable in Class A Common Stock to BFC Financial Corporation Class A and Class B common stockholders of record at the close of trading on November 17, 2003.

 (c)     Exhibits - See Item 15(a) (3) above.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BFC FINANCIAL CORPORATION


March 30, 2004                     By: /s/ ALAN B. LEVAN
                                       ------------------------------------
                                       Alan B. Levan, Chairman of the Board,
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURE                                         TITLE                                  DATE
              ---------                                         -----                                  ----

/s/ Alan B. Levan                                  Chairman of the Board, President and         March 30, 2004
---------------------------------------            Chief Executive
Alan B. Levan                                      Officer



/s/ Glen R. Gilbert                                Executive Vice President And Chief           March 30, 2004
---------------------------------------            Financial Officer
Glen R. Gilbert


/s/ John E. Abdo                                   Vice Chairman of the Board                   March 30, 2004
---------------------------------------
John E. Abdo


/s/ Earl Pertnoy                                   Director                                     March 30, 2004
---------------------------------------
Earl Pertnoy


/s/ Oscar J. Holzmann                              Director                                     March 30, 2004
---------------------------------------
Oscar J. Holzmann


/s/ Neil A. Sterling                               Director                                     March 30, 2004
---------------------------------------
Neil A. Sterling


