Form 10-Q
period 2004-03-31
BFC FINANCIAL CORP
filed 2004-05-17
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number
333-72213

BFC Financial Corporation

(Exact name of registrant as specified in its Charter)

Florida	59-2022148

(State of Organization)	(IRS Employer Identification Number)

1750 E. Sunrise Boulevard Ft. Lauderdale, Florida	33304

(Address of Principal Executive Office)	(Zip Code)

(954) 760-5200

Registrant’s telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES ☐ NO ☒

Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of the latest practicable date at May 12, 2004:

Class A Common Stock of $.01 par value, 13,921,561 shares outstanding.
Class B Common Stock of $.01 par value, 3,094,197 shares outstanding.

The above shares outstanding exclude the five for four common stock split effected in the form of a 25% stock dividend, payable in shares of the Company’s Class A Common Stock for each of the outstanding Class A and Class B Common Stock to stockholders of record on May 17, 2004. The stock split will be payable on May 25, 2004.

BFC Financial Corporation and Subsidiaries
Index to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition — Unaudited
March 31, 2004 and December 31, 2003
(In thousands, except share data)

	2004	2003
ASSETS
Cash and due from depository institutions	$135,726	$143,542
Federal funds sold and securities purchased under resell agreements	1,953	—
Securities owned (at fair value)	122,114	124,565
Securities available for sale (at fair value)	360,776	360,442
Investment securities and tax certificates (approximate fair value:
$139,075 and $192,706)	139,075	192,706
Federal Home Loan Bank stock, at cost which approximates fair value	30,340	40,325
Loans receivable, net of allowance for loan losses of $46,455 and $46,667	3,623,409	3,611,612
Accrued interest receivable	26,801	27,912
Real estate held for development and sale	296,410	283,272
Investments in and advances to unconsolidated subsidiaries	86,864	106,048
Office properties and equipment, net	96,703	93,654
Goodwill, net	76,674	76,674
Core deposit intangible asset	11,546	11,985
Other assets	66,247	62,707

Total assets	$5,074,638	$5,135,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest free checking	$748,402	$645,036
NOW accounts	567,498	533,888
Savings accounts	233,832	208,966
Insured money fund savings	870,447	865,590
Certificate accounts	723,256	804,662

Total deposits	3,143,435	3,058,142

Customer deposits on real estate held for sale	58,797	52,134
Advances from FHLB	591,466	782,205
Securities sold under agreements to repurchase	87,456	120,874
Federal funds purchased	25,000	—
Subordinated debentures, notes and bonds payable	165,501	164,100
Junior subordinated debentures	263,266	263,266
Securities sold not yet purchased	34,250	37,813
Due to clearing agent	18,328	8,583
Deferred tax liabilities, net	7,548	2,895
Other liabilities	144,614	139,799

Total liabilities	4,539,661	4,629,811

Minority interest in consolidated subsidiaries	442,499	419,958

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 18,170,008 in 2004 and 13,884,470 in 2003	165	126
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 3,094,197 in 2004 and 2,534,426 in 2003	29	23
Additional paid-in capital	26,762	24,654
Retained earnings	63,675	59,342

Total shareholders’ equity before accumulated other comprehensive income	90,631	84,145
Accumulated other comprehensive income	1,847	1,530

Total shareholders’ equity	92,478	85,675

Total liabilities and shareholders’ equity	$5,074,638	$5,135,444

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Operations — Unaudited
For the Three Months Ended March 31, 2004 and 2003
(In thousands, except per share data)

	2004	2003
Interest income:
Interest and fees on loans and leases	$48,519	$53,089
Interest and dividends on securities available for sale	3,662	8,662
Interest and dividends on other investment securities	4,277	5,193
Broker dealer interest	2,796	2,317

Total interest income	59,254	69,261

Interest expense:
Interest on deposits	6,973	11,169
Interest on advances from FHLB	9,098	15,316
Interest on securities sold under agreements to repurchase and federal funds purchased	250	819
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in BankAtlantic Bancorp’s junior subordinated debentures	6,482	6,224
Capitalized interest on real estate developments	(2,244)	(1,914)

Total interest expense	20,559	31,614

Net interest income	38,695	37,647
(Recovery from) provision for loan losses	(859)	850

Net interest income after (recovery from) provision for loan losses	39,554	36,797

Non-interest income:
Investment banking income	62,445	51,665
Service charges on deposits	11,277	8,558
Other service charges and fees	4,637	3,918
Gains on sales of real estate developed for sale	29,163	14,527
Income from unconsolidated subsidiaries	5,812	218
Securities activities, net	81	774
Equity securities litigation settlement gain	23,938	—
Other	3,567	3,171

Total non-interest income	140,920	82,831

Non-interest expense:
Employee compensation and benefits	75,694	61,778
Occupancy and equipment	10,270	9,755
Advertising and promotion	5,888	3,776
Selling, general and administrative expenses	4,978	3,143
Amortization of intangible assets	439	454
Cost associated with debt redemption	11,741	—
Professional fees	2,917	3,249
Communications	3,253	3,829
Floor broker and clearing fees	2,802	2,158
Other	9,291	9,294

Total non-interest expense	127,273	97,436

Income before income taxes, minority interest and discontinued operations	53,201	22,192
Provision for income taxes	22,207	9,190
Minority interest in income of consolidated subsidiaries	26,622	11,185

Income before discontinued operations	4,372	1,817
Discontinued operations, less income tax benefit of $450	—	83

Net Income	$4,372	$1,900

	(Continued)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Operations — Unaudited
For the Three Months Ended March 31, 2004 and 2003
(In thousands, except per share data)

	2004	2003
Earnings per share:
Basic earnings per share before discontinued operations,	$0.23	$0.10
Basic earnings per share from discontinued operations	—	0.01

Basic earnings per share	$0.23	$0.11

Diluted earnings per share before discontinued operations,	$0.19	$0.09
Diluted earnings per share from discontinued operations	—	—

Diluted earnings per share	$0.19	$0.09

Basic weighted average number of common shares outstanding	19,059	17,935

Diluted weighted average number of common and common equivalent shares outstanding	22,165	19,741

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Unaudited
For the Three Months Ended March 31, 2004 and 2003
(In thousands)

						Accumulated
						Other
	Compre-					Compre-
	hensive	Class A	Class B	Additional		hensive
	Income	Common	Common	Paid-in	Retained	Income
	(Loss)	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance, December 31, 2002		$58	21	24,077	52,387	868	77,411
Net income	$1,900	—	—	—	1,900	—	1,900

Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of income tax benefit of $222	(354)
Minimum pension liability net of income tax benefit of $39	(62)
Unrealized loss associated with investment in unconsolidated real estate subsidiary, net of income tax provision of $39	62
Accumulated loss associated with cash flow hedges, net of income tax benefit of $33	(52)
Reclassification adjustment for cash flow hedges	18
Reclassification adjustment for net gain included in net income	(35)

Other comprehensive loss	(423)	—	—	—	—	(423)	(423)

Comprehensive income	$1,477

Net effect of BankAtlantic Bancorp capital transactions, net of income taxes		—	—	(34)	—	—	(34)

Balance, March 31, 2003		$58	21	24,043	54,287	445	78,854

(Continued)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Unaudited
For the Three Months Ended March 31, 2004 and 2003
(In thousands)

						Accumulated
						Other
	Compre-	Class A	Class B	Additional		Compre-
	hensive	Common	Common	Paid-in	Retained	hensive
	Income	Stock	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2003		$126	23	24,654	59,342	1,530	85,675
Net income	$4,372	—	—	—	4,372	—	4,372

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax provision of $211	336
Unrealized loss associated with investment in unconsolidated real estate subsidiary, net of tax of income tax benefit of $8	(13)
Reclassification adjustment for net gain included in net income	(6)

Other comprehensive income	317	—	—	—	—	317	317

Comprehensive income	$4,689

Net effect of subsidiaries capital transactions, net of income taxes		—	—	(743)	—	—	(743)
Retirement of common stock		—	(1)	(1,361)	—	—	(1,362)
Issuance of common stock		—	7	620	—	—	627
Five for four common stock split		39	—	—	(39)	—	—
Tax effect relating to the exercise of stock options		—	—	3,592	—	—	3,592

Balance, March 31, 2004		$165	29	26,762	63,675	1,847	92,478

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows — Unaudited
For the Three Months Ended March 31, 2004 and 2003
(In thousands)

	2004	2003
Operating activities:
Income from continuing operations	$4,372	$1,817
Income from discontinued operations, net of tax	—	83
Adjustment to reconcile net income to net cash provided by operating activities:
Minority interest in income of consolidated subsidiaries	26,622	11,185
(Recovery) provision for loan losses, real estate owned and tax certificates	(555)	1,905
Depreciation, amortization and accretion, net	3,970	3,659
Amortization of intangible assets	439	454
Change in real estate inventory	(13,263)	(16,091)
Securities owned activities, net	2,451	32,135
Costs associated with debt redemption	11,741	—
(Decrease) increase in securities sold but not yet purchased	(3,563)	11,757
Equity in earnings of unconsolidated subsidiaries	(5,812)	(136)
Originations and repayments of loans held for sale, net	(8,286)	200
Proceeds from sales of loans held for sale	11,204	695
Securities activities, net	(81)	(774)
Equity securities litigation settlement gain	(23,938)	—
Increase in deferred tax liabilities, net	7,927	—
Decrease (increase) in accrued interest receivable	1,111	(1,675)
Increase in other assets	(5,924)	(6,488)
Increase (decrease) in due to clearing agent	9,745	(41,809)
Increase in other liabilities	12,999	26,934

Net cash provided by operating activities	$31,159	$23,851

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	60,353	51,096
Purchase of investment securities and tax certificates	(7,022)	(14,930)
Purchases of securities available for sale	(32,313)	(178,250)
Proceeds from sales and maturities of securities available for sale	51,004	143,419
(Purchases) redemptions of FHLB stock, net	9,985	(500)
Purchases and net repayments (originations) of loans and leases	9,407	(510,235)
Proceeds from sales of real estate owned	1,125	451
Net additions to office property and equipment	(5,503)	(2,535)
Repayments from (investments in) from unconsolidated subsidiaries, net	1,557	(993)
Other	(193)	—

Net cash provided by (used in) investing activities	$88,400	$(512,477)

(Continued)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows — Unaudited
For the Three Months Ended March 31, 2004 and 2003
(In thousands)

	2004	2003
Financing activities:
Net increase (decrease) in deposits	$85,293	$(37,182)
Repayments of FHLB advances	(202,449)	(63,660)
Proceeds from FHLB advances	—	75,000
Net (decrease) increase in securities sold under agreements to repurchase	(33,418)	224,854
Net increase in federal funds purchased	25,000	115,000
Repayment of notes and bonds payable	(36,414)	(43,896)
Proceeds from notes and bonds payable	37,815	43,631
Issuance of BankAtlantic Bancorp common stock	680	165
Issuance of junior subordinated debentures	—	67,010
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(1,518)	(1,401)
Change in minority interest	324	—
Issuance of BFC common stock upon exercise of stock options	627	—
Retirement of BFC common stock	(1,362)	—

Net cash (used in) provided by financing activities	(125,422)	379,521

Decrease in cash and cash equivalents	(5,863)	(109,105)
Cash and cash equivalents at the beginning of period	143,542	252,577

Cash and cash equivalents at end of period	$137,679	$143,472

Supplementary disclosure of non-cash investing and financing activities:
Interest paid	$24,129	$35,022
Income taxes paid	1,409	822
Loans transferred to real estate owned	374	522
Net loan recoveries	647	557
Tax certificate net recoveries	31	31
Acquisition goodwill adjustments	—	(734)
Net decrease in shareholders’ equity from the effect of subsidiaries capital transactions, net of income taxes	(743)	(34)
Change in accumulated other comprehensive income, net of taxes	317	(423)
Increase in shareholders’ equity for the tax effect related to the exercise of employee stock options	3,592	—
Increase in minority interest equity for the tax effect related to the exercise of BankAtlantic Bancorp employee stock option	1,522	169

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Presentation of Interim Financial Statements

BFC Financial Corporation and its subsidiaries, identified herein as the “Company” and “BFC”, is a holding company with controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp” or “Bancorp”) and Levitt Corporation (“Levitt”). As the controlling stockholder of BankAtlantic Bancorp we are a unitary savings bank holding company. The Company’s primary activities currently relate to the operations of BankAtlantic Bancorp and Levitt.

BankAtlantic Bancorp is a Florida-based diversified financial services holding company. BankAtlantic Bancorp’s principal assets include the capital stock of BankAtlantic and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”). BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida, which provides traditional retail banking services and a wide range of commercial banking products and related financial services. Ryan Beck is a full service broker-dealer headquartered in Livingston, New Jersey. Ryan Beck offers a wide range of investment and insurance products for retail and institutional clients.

Levitt engages in real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”), Levitt Commercial, LLC (“Levitt Commercial”) and investments in real estate projects. Levitt also owns approximately 37% of the outstanding common stock of Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company that acquires, develops, markets and sells vacation ownership interests in “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities.

BFC’s ownership in BankAtlantic Bancorp and Levitt as of March 31, 2004 was as follows:

		Percent of	Percent
	Shares	Total	of
	Owned	Outstanding	Vote
BankAtlantic Bancorp
Class A Common Stock (a)	8,347,400	15.4%	8.1%
Class B Common Stock	4,876,124	100.0%	47.0%
Total	13,173,102	22.3%	55.1%

Levitt
Class A Common Stock	2,074,244	15.3%	8.1%
Class B Common Stock	1,219,031	100.0%	47.0%
Total	3,293,275	22.2%	55.1%

(a)	Includes 50,422 shares directly held by a limited partnership in which BFC has a controlling interest of 56.5%.

The percentage of votes controlled by the Company determines the Company’s consolidation policy, whereas, the percentage of ownership of total outstanding common stock determines the amount of BankAtlantic Bancorp’s and Levitt’s net income recognized by the Company.

In April 2004, Levitt sold 5,000,000 shares of its Class A Common Stock in an underwritten public offering. After giving effect to the shares issued in the offering, BFC would own 11.2% of Levitt’s Class A Common Stock and 100% of Levitt’s Class B Common Stock, representing a 16.6% combined ownership of Levitt’s outstanding common stock and control of 52.9% of Levitt’s voting power.

During 2003, Ryan Beck sold two of it subsidiaries, The GMS Group, LLC (“GMS”) and Cumberland Advisors (“Cumberland”). As a consequence of the sales, the financial information of GMS and Cumberland is not included in the 2004 financial statements presented in this report and in the Company’s Consolidated Statement of Financial

Condition at December 31, 2003. GMS and Cumberland financial information for the quarter ended March 31, 2003 is presented in the Company’s Consolidated Statement of Shareholders’ Equity and Comprehensive Income, Consolidated Statement of Cash Flows and is included as “Discontinued Operations” in the Company’s Consolidated Statement of Operations.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority-controlled subsidiaries, including BankAtlantic Bancorp and Levitt, majority-owned joint ventures and variable interest entities in which the Company’s subsidiaries are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”).

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2004.

2. Stock Based Compensation

The Company accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees”, and related Interpretations. No compensation expense is recognized because all stock options granted have exercise prices not less than market value of the Company’s stock on the date of grant.

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based compensation — Transition and Disclosure”, to stock-based employee compensation (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2004	2003
Pro forma net income
Net income, as reported	$4,372	$1,900
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and minority interest	10	12
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(231)	(137)

Pro forma net income	$4,151	$1,775

Earnings per share:
Basic as reported	$0.23	$0.11

Basic pro forma	$0.22	$0.10

Diluted as reported	$0.19	$0.09

Diluted pro forma	$0.18	$0.08

Pursuant to the BFC Financial Corporation Stock Option Plan, in January 2004, the Company granted to an employee options to purchase 23,429 shares of Class A Common Stock at an exercise price of $9.60, which represented the fair value at the grant date.

3. Equity Securities Litigation Settlement Gain

In October 1999, BankAtlantic Bancorp made a $15 million investment in 3,033,386 shares of a privately held technology company’s common stock for cash and 748,000 shares of BankAtlantic Bancorp’s Class A common stock. A limited partnership in which BFC has an approximately 57% controlling interest invested $2 million for 219,300 shares of the technology company’s common stock, at a price per share of $9.12 in October 2000. At December 31, 2001, the carrying value of this investment by the limited partnership was written down to $4.95 per share and in 2002, based on performance of the technology company, the investment in the technology company was written off entirely by the limited partnership and BankAtlantic Bancorp. Both Alan B. Levan and John E. Abdo also acquired direct and indirect interests in 286,709 and 368,408 shares, respectively, of the technology company’s common stock. Subsequently, investors including BankAtlantic Bancorp, Mr. Levan, Mr. Abdo and the limited partnership, initiated litigation against the technology company’s founder, seeking his ouster from the technology company. In March 2004, the technology company settled the litigation with the Company and its affiliates. Pursuant to the terms of the settlement, the limited partnership, BankAtlantic Bancorp and the other affiliates of the Company were given the opportunity to sell their respective investments in the technology company to a third party investor group for the amount of their initial investment. The investor group and the technology company also agreed to pay an additional amount equal to the legal expenses incurred and certain damages. The amounts paid by the technology company were paid partially in cash and partially by delivery of shares of BankAtlantic Bancorp Class A Common Stock owned by the technology company. BankAtlantic Bancorp sold its shares in the technology company for $15 million in cash, its original cost, and received compensation for legal expenses and damages consisting of $1.7 million in cash and return of 378,160 shares of BankAtlantic Bancorp Class A Common Stock. The limited partnership and other affiliates of the Company chose not to sell their shares in the technology company but recovered legal fees and damages. The limited partnership received $309,845 in cash and 50,422 shares of BankAtlantic Bancorp Class A Common Stock in connection with the settlement and the Company’s other affiliates, without regard to BankAtlantic Bancorp or their interests in the limited partnership, received in the aggregate $132,747 in cash and 29,413 shares of BankAtlantic Bancorp Class A Common Stock. The legal fees associated with the lawsuit and the damages received by the Company and its affiliates were shared pro rata based on the amount of each party’s original investment in the technology company. On a consolidated basis $23.9 million was recognized as a litigation settlement gain.

4. Advances from the Federal Home Loan Bank

During March 2004, BankAtlantic prepaid $108 million of fixed rate Federal Home Loan Bank (“FHLB”) advances. Of this amount, $25 million had an average interest rate of 5.68% and was scheduled to mature in 2007, and the remaining $83 million had an average interest rate of 5.51% and was scheduled to mature in 2008. In conjunction with the prepayments, BankAtlantic incurred prepayment penalties of $11.7 million. Also during the first quarter of 2004, BankAtlantic prepaid a $50 million variable rate FHLB advance scheduled to mature in 2004 with an interest rate of 1.17%. During the three months ended March 31, 2004, $33 million of FHLB advances matured. These advances had a weighted average interest rate of 1.53%.

Of the $591 million of FHLB advances outstanding at March 31, 2004, $531 million mature between 2008 and 2011 and have a weighted average interest rate of 5.41%, and $60 million mature between 2004 and 2006 and have a weighted average interest rate of 1.63%.

5. Defined Benefit Pension Plan

Under BankAtlantic’s Retirement Plan for the Employees of BankAtlantic (the “Plan”), net periodic pension expense (benefit) incurred included the following components (in thousands):

	For the Three Months
	Ended March 31,
	2004	2003
Service cost benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	383	369
Expected return on plan assets	(500)	(371)
Amortization of unrecognized net gains and losses	110	295

Net periodic pension (benefit) expense	$(7)	$293

BankAtlantic did not contribute to the Plan during the three months ended March 31, 2004 and 2003. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2004.

6. Securities Owned

Ryan Beck’s securities owned activities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck also realizes gains and losses from proprietary trading activities.

Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
States and municipalities	$13,556	$9,903
Corporations	8,082	5,159
U.S. Government and agencies	61,564	62,229
Corporate equities	11,202	15,072
Mutual funds	26,815	24,639
Certificates of deposit	895	7,563

	$122,114	$124,565

In the ordinary course of business, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral primarily to finance inventories. As of March 31, 2004 and December 31, 2003 the balances due to the clearing broker were $18.3 million and $8.6 million, respectively.

Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
States and municipalities	$119	$67
Corporations	6,298	1,963
U.S. Government and agencies	21,847	32,231
Corporate equities	5,968	3,544
Certificates of deposit	18	8

	$34,250	$37,813

Securities sold but not yet purchased are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than current recorded amounts.

7. Loans Receivable

The Company’s loan and lease portfolio consisted of the following components (in thousands):

	March 31,	December 31,
	2004	2003
Real estate loans:
Residential	$1,273,105	$1,343,657
Construction and development	1,515,919	1,322,268
Commercial	950,830	1,071,787
Small business	117,054	110,745
Other loans:
Second mortgages — direct	362,237	333,655
Second mortgages — indirect	971	1,105
Commercial business	98,692	91,724
Lease financing	11,984	14,442
Small business — non-mortgage	59,163	58,574
Deposit overdrafts	3,477	4,036
Consumer loans — other direct	16,374	17,892
Consumer loans — other indirect	633	1,297
Other	4,175	4,175
Loans held for sale:
Residential	3,307	2,254
Commercial syndication	4,375	9,114

Total gross loans	4,422,296	4,386,725

Adjustments:
Undisbursed portion of loans in process	(751,126)	(728,100)
Net premiums related to purchased loans	5,694	6,898
Deferred fees	(6,422)	(6,655)
Deferred profit on commercial real estate loans	(578)	(589)
Allowance for loan losses	(46,455)	(46,667)

Loans receivable, net	$3,623,409	$3,611,612

BankAtlantic began originating residential loans held for sale with an independent mortgage company in August 2003. The mortgage company provides processing and closing assistance to BankAtlantic and pursuant to an agreement, purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loans and earns the interest income during the 14 day period. The sales price is negotiated quarterly for all loans sold during the quarter.

Gains or losses on loans held for sale are recognized upon loan sales. The loan origination fees and related direct loan origination costs are deferred and recognized upon loan sale as a component of the realized gain or loss. Loans held for sale are valued at the lower of aggregate cost or market. There was no valuation allowance established on these loans at or during the three months ended March 31, 2004. The derivatives relating to the commitments to originate and sell loans were not significant.

BankAtlantic Bancorp’s loans to Levitt at March 31, 2004 and December 31, 2003, had an outstanding balance of $60.6 million and $61.6 million, respectively. These inter-company loans and related interest were eliminated in consolidation. BankAtlantic Bancorp also has loans to Levitt joint ventures that had an outstanding balance of $184,000 and $23.2 million at March 31, 2004 and December 31, 2003, respectively, and are included in investments in and advances to unconsolidated subsidiaries in the Company’s Consolidated Statements of Financial Condition. At March 31, 2004, BankAtlantic had $13.4 million of undisbursed loans in process to Levitt and its joint ventures.

8. Real Estate Held for Development and Sale

Real estate held for development and sale consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Land and land development costs	$174,239	$183,847
Construction costs	98,846	75,087
Other capitalized costs	16,517	17,378
Other real estate	6,808	6,960

Total	$296,410	$283,272

Gains on sales of real estate developed for sale were as follows (in thousands):

	For the Three Months
	Ended March 31,
	2004	2003
Sales of real estate	$99,280	$57,128
Cost of sales of real estate	70,117	42,601

	$29,163	$14,527

Real estate held for development and sale consisted of the combined activities of Levitt and its subsidiaries as well as the activities of a 50% owned real estate joint venture in which BankAtlantic Bancorp is the primary beneficiary as defined by FIN 46. Also included in other real estate held for development and sale is BFC’s real estate, Burlington Manufacturers Outlet Center (“BMOC”), a shopping center in North Carolina and the unsold land at the commercial development known as Center Port in Pompano Beach, Florida. Also included in real estate held for development and sale at March 31, 2004 and December 31, 2003, is $3.1 million associated with branch banking facilities.

9. Investments In and Advances to Unconsolidated Subsidiaries

The consolidated statements of financial condition include the following amounts for investments in and advance to unconsolidated subsidiaries (in thousands):

	March 31,	December 31,
	2004	2003
Investment in Bluegreen	$72,496	$70,852
Investments in and loans to real estate joint ventures	6,458	27,286
Investments in statutory business trusts	7,910	7,910

	$86,864	$106,048

Investments in and advances to unconsolidated subsidiaries consisted of Levitt’s investment in Bluegreen, Levitt’s investments in real estate joint ventures and BankAtlantic Bancorp’s investments in eleven statutory business trusts that were formed to issue trust preferred securities.

At March 31, 2004 and December 31, 2003, Levitt and its subsidiaries owned equity investments associated with real estate joint ventures at various stages of development, ranging from 40% to 50% profit sharing interests. In January 2004, a joint venture loan from BankAtlantic in the amount of $21.5 million was paid off resulting from the sale of the joint venture project.

Levitt’s investment in Bluegreen is accounted for under the equity method. As of March 31, 2004, the 9.5 million shares of Bluegreen common stock owned by Levitt represented approximately 37% of the outstanding common stock of Bluegreen.

Bluegreen’s condensed balance sheets and condensed statements of income are as follows (in thousands):

Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2004	2003
Total assets	$577,934	570,406

Total liabilities	375,512	378,878
Minority interest	5,465	4,648
Total shareholders’ equity	196,957	186,880

Total liabilities and shareholders’ equity	$577,934	$570,406

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2004	2003
Revenues	$107,217	80,882
Cost and expenses	98,745	76,967

Income before minority interest and provision for income taxes	8,472	3,915
Minority interest	829	457

Income before provision for income taxes	7,643	3,458
Provision for income taxes	2,943	1,331

Net income	$4,700	$2,127

10. Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The activities of reportable segments exclude discontinued operations, extraordinary gains (losses) and income (loss) from changes in accounting principles.

The Company is organized into five major operations: BankAtlantic, Ryan Beck, BankAtlantic Bancorp Parent Company, Levitt and BFC Holding Company.

The information provided for Segment Reporting is based on internal reports utilized by management. The presentation and allocation of interest expense and overhead and the net contribution for the operating segments may not reflect the actual economic costs, contribution or results of operations of the segments as a stand alone businesses. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management’s view, likely not be impacted.

The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment

BankAtlantic

The BankAtlantic banking operations segment consists of bank Investments, commercial banking and community banking. Bank investment includes investments, tax certificates, residential loans purchased, CRA lending and real estate capital services; commercial banking includes commercial lending and commercial deposits; and community banking includes consumer lending, small business lending, ATM operations, branch banking and trade finance lending.

Ryan Beck

The Ryan Beck investment banking and brokerage operations segment consists of investment banking, capital markets and private client group. Investment banking includes financial institutions group, middle markets group, public finance, and underwriting activities; capital markets includes equity and fixed income trading departments, unit trust and institutional sales; and private client group includes retail branch offices, retail branches administration, product marketing and support.

BankAtlantic Bancorp Parent Company

BankAtlantic Bancorp’s parent company segment consists of BankAtlantic Bancorp parent company operations, costs of acquisitions and financing of acquisitions

Levitt

Levitt’s principal real estate activities are conducted through: Levitt and Sons, a wholly owned homebuilding subsidiary and Core Communities, a wholly owned master-planned community development subsidiary. Levitt also owns approximately 37% of publicly traded Bluegreen (NYSE: BXG), which acquires, develops, markets and sells vacation ownership interests in “drive-to” vacation resorts and residential home sites around golf courses or other amenities. Levitt also engages in commercial real estate activities through Levitt Commercial, a wholly owned commercial development subsidiary, and invests with third parties in joint ventures which develop rental and single-family residential properties.

BFC Holding Company

BFC Holding Company consists of BFC’s real estate owned which includes BMOC and Center Port; loans receivable that relate to previously owned properties; other securities and investments; BFC’s overhead and interest expense and the financial results of venture partnerships, which BFC controls. Segment results do not reflect the Company’s equity from earnings in BankAtlantic Bancorp and or Levitt, but include the provision for income taxes relating to the tax effect of the Company’s earnings from BankAtlantic Bancorp and or Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Inter-company loans, interest income and interest expense, management fees, consulting fees, facilities rent and brokerage commission are eliminated for consolidated presentation. The Company evaluates segment performance based on net income after tax.

The table below reflects income after taxes before minority interest and reconciles the Company’s segment reporting to the consolidated financial statements for the three months ended March 31, 2004 and 2003 (in thousands):

						Adjusting
			Bancorp		BFC	and
		Ryan	Parent		Holding	Elimination
	BankAtlantic	Beck	Company	Levitt	Company	Entries	Consolidated
2004
Interest income	$56,342	$2,796	$542	$166	$93	$(685)	$59,254
Interest expense	(16,547)	(210)	(4,135)	(58)	(294)	685	(20,559)
Recovery from loan losses	859	—	—	—	—	—	859
Non-interest income	18,220	63,065	17,079	35,217	7,449	(110)	140,920
Non-interest expense	(54,132)	(57,089)	(850)	(14,072)	(1,240)	110	(127,273)

Income before taxes	4,742	8,562	12,636	21,253	6,008	—	53,201
Provision for income taxes	(1,436)	(3,434)	(4,423)	(8,198)	(4,716)	—	(22,207)

Income from continuing operations before minority interest	$3,306	$5,128	$8,213	$13,055	$1,292	$—	$30,994

Total assets	$4,494,365	$176,247	$695,662	$418,729	$14,815	$(725,180)	$5,074,638

2003
Interest income	$66,929	$2,317	$454	$228	$98	$(765)	$69,261
Interest expense	(27,431)	(363)	(3,727)	(241)	(285)	433	(31,614)
Provision for loan losses	(850)	—	—	—	—	—	(850)
Non-interest income	15,114	52,965	27	13,525	704	496	82,831
Non-interest expense	(36,329)	(51,804)	(456)	(8,143)	(791)	87	(97,436)

Income before taxes	17,433	3,115	(3,702)	5,369	(274)	251	22,192
Provision for income taxes	(6,031)	(1,292)	1,295	(2,075)	(999)	(88)	(9,190)
Income (loss) from continuing operations before minority interest	$11,402	$1,823	$(2,407)	$3,294	$(1,273)	$163	$13,002

Total assets	$5,296,170	$207,383	$785,693	$321,421	$18,397	$(828,046)	$5,801,018

11. Financial instruments with off-balance sheet risk

Financial instruments with off-balance sheet risk were (in thousands):

	March 31,	December 31,
	2004	2003
Commitment to sell fixed rate residential loans	$20,508	$12,962
Commitment to sell variable rate residential loans	7,445	3,740
Commitments to purchase mortgage-backed securities	100,000	—
Forward contracts to purchase mortgage-backed securities	6,391	8,611
Commitments to purchase other investment securities	18,710	—
Commitments to purchase fixed rate residential loans	—	40,242
Commitments to purchase variable rate residential loans	103,600	3,500
Commitments to originate loans held for sale	24,537	14,271
Commitments to extend credit, including the undisbursed portion of loans in process	1,412,453	1,404,538
Standby letters of credit	35,973	31,722
Commercial lines of credit	131,047	162,623

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $29.9 million at March 31, 2004. BankAtlantic also issues standby letters of credit on behalf of commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $6.1 million at March 31, 2004. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2004 and December 31, 2003 was $70,000 and $110,000, respectively, of unearned guarantee fees.

In connection with the development of certain of Levitt communities, community development districts were established to access bond financing for the funding of infrastructure development and other projects within the community. No liability is recorded for the repayment of principal and interest on the bonds until a district levies assessments on the properties Levitt owns within the district. As of March 31, 2004 and December 31, 2003, a development district in Tradition had $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of March 31, 2004, Levitt owned approximately 80% of the property in the district.

At March 31, 2004, the Company did not have any other off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.

12. Discontinued operations

During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, GMS and Cumberland. The operations of those subsidiaries are presented as discontinued operations in our statements of operations for the three months ended March 31, 2003.

The components of earnings from discontinued operations for the three months ended March 31, 2003 were as follows (in thousands):

Net interest income	$1,668

Non-Interest Income:
Investment banking income	6,319
Other	342

Total non-interest income	6,661

Non Interest Expenses:
Employee compensation and benefits	6,367
Other	2,329

Total non-interest expenses	8,696

Loss before income taxes	(367)
Benefit for income taxes	(450)

Income from discontinued operations, net of tax	$83

13. New Accounting Pronouncements

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” This SAB provided guidance that should be considered when calculating the fair value of certain loan commitments accounted for as derivatives. Additionally, the SAB provided disclosure requirements with respect to loan commitments accounted for as derivatives. Although this SAB is applicable to the Company, the implementation of this SAB on April 1, 2004 did not have a material impact on the Company’s financial condition or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF provides guidance on the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115 and investments accounted for under the cost method of accounting. The Company has reviewed this guidance and management believes that it will not have an impact on the Company’s existing accounting policies or on its financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). On July 1, 2003, BankAtlantic Bancorp implemented, except for Levitt and its subsidiaries, the interpretation effective January 1, 2003. As a consequence of the implementation, BankAtlantic Bancorp’s wholly owned statutory business trusts formed to issue trust preferred securities were deconsolidated and a real estate joint venture was consolidated. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaces FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities for which consolidation is not required but in which a company has a significant variable interest. The Company, without regards to BankAtlantic Bancorp implemented FIN 46R effective January 1, 2004 and concluded that there are no variable interest entities for which consolidation or additional disclosure is required.

14. Earnings Per Share

On May 4, 2004, the Board of Directors of the Company declared a five for four common stock split effected in the form of a 25% stock dividend, payable in shares of the Company’s Class A Common Stock for each share of the outstanding Class A and Class B Common Stock to stockholders of record on May 17, 2004. The stock split will be payable on May 25, 2004. Due to accounting and tax considerations, outstanding options to purchase Class B Common Stock previously granted under the Company’s stock option plans were adjusted to reflect additional Class B stock options instead of options on Class A Common Stock. Where appropriate, amounts throughout this report have been adjusted to reflect the stock split.

The Company has two classes of common stock outstanding. The two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. The number of options considered outstanding shares for diluted earnings per share is based upon application of the treasury stock method to the options outstanding as of the end of the period. I.R.E. Realty Advisory Group, Inc. (“RAG”) owns 3,711,426 of BFC Financial Corporation’s Class A Common Stock and 500,000 shares of BFC Financial Corporation Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 1,686,843 shares of Class A Common Stock and 227,250 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2004 and 2003 (in thousands, except per share date).

	For the Three Months
	Ended March 31,
	2004	2003
Basic earnings per share
Numerator:
Income from continuing operations	$4,372	$1,817
Discontinued operations, net of taxes	—	83

Net income	$4,372	$1,900

Denominator:
Weighted average number of common shares outstanding	20,973	19,849
Eliminate RAG weighted average number of common shares	(1,914)	(1,914)

Basic weighted average number of common shares outstanding	19,059	17,935

Basic earnings per share:
Earnings per share from continuing operations	$0.23	$0.10
Earnings per share from discontinued operations	—	0.01

Basic earnings per share	$0.23	$0.11

Diluted earnings per share
Numerator
Income from continuing operations	$4,372	$1,817
Effect of securities issuable by subsidiaries	(173)	(134)

Income available after assumed dilution	$4,199	$1,683

Discontinued operations, net of taxes	$—	$83
Effect of securities issuable by subsidiaries	—	(2)

Discontinued operations, net of taxes after assumed dilution	$—	$81

Net income available after assumed dilution	$4,199	$1,764

Denominator
Weighted average number of common shares outstanding	20,973	19,849
Eliminate RAG weighted average number of common shares	(1,914)	(1,914)
Common stock equivalents resulting from stock-based compensation	3,106	1,806

Diluted weighted average shares outstanding	22,165	19,741

Diluted earnings per share
Earnings per share from continuing operations	$0.19	$0.09
Earnings per share from discontinued operations	—	—

Diluted earnings per share	$0.19	$0.09

15. Other Comprehensive Income

The components of other comprehensive income relate to the net unrealized gains (losses) on securities available for sale, net of income taxes and the Company’s proportionate shares of non-wholly owned subsidiaries other comprehensive income, net of income taxes such as net unrealized gains (losses) on securities available for sale, minimum pension liability, net of income taxes, unrealized gains or loss associated with investment in unconsolidated real estate subsidiary, net of income taxes and accumulated gains (losses) associated with cash flow hedges.

16. Subsequent Events

In April 2004, Levitt sold 5,000,000 shares of its Class A Common Stock pursuant to a registered underwritten offering at $24.50 per share. Net proceeds from the sale totaled approximately $115.0 million, after underwriting discounts, commissions and offering expenses. Approximately $12.0 million of the net proceeds of the offering were used to repay indebtedness in April 2004. The balance of the funds will be used to fund Levitt’s operations and growth, and for general corporate purposes.

In April 2004, BankAtlantic Bancorp withdrew a registration statement previously filed with the Securities and Exchange Commission relating to the offering of 4,000,000 shares of BankAtlantic Bancorp’s Class A Common Stock.

On April 28, 2004, Levitt acquired Bowden Building Corporation (“Bowden”) for approximately $7.3 million. The acquisition of Bowden, a homebuilder located in Memphis, Tennessee, will be accounted for as a purchase. The allocation of the fair value of the assets acquired and liabilities assumed in connection with the purchase of Bowden had not been completed as of the date of these financial statements.

On May 4, 2004, the Board of Directors of the Company declared a five for four common stock split effected in the form of a 25% stock dividend, payable in shares of the Company’s Class A Common Stock for each share of the outstanding Class A and Class B Common Stock to stockholders of record on May 17, 2004.

BFC Financial Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The objective of the following discussion is to provide an understanding of the financial condition as of March 31, 2004, compared with December 31, 2003, and results of operations for the three months ended March 31, 2004 and 2003 of BFC Financial Corporation and its subsidiaries, identified herein as the “Company” and “BFC”, which may also be referred to as “we,” “us,” or “our”. We are a holding company with controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp” or “Bancorp”) and Levitt Corporation (“Levitt”). As the controlling stockholder of BankAtlantic Bancorp we are a unitary savings bank holding company. The Company’s primary activities currently relate to the operations of BankAtlantic Bancorp and Levitt.

BankAtlantic Bancorp is a Florida-based diversified financial services holding company. BankAtlantic Bancorp’s principal assets include the capital stock of BankAtlantic and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”). BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida, and Ryan Beck is a full service broker-dealer headquartered in Livingston, New Jersey.

Levitt engages in real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”), an investment in Bluegreen Corporation (“Bluegreen”) and other operations, which include Levitt Commercial, LLC (“Levitt Commercial”) and investments in real estate projects through subsidiaries and joint ventures.

At March 31, 2004, the Company’s ownership of BankAtlantic Bancorp and Levitt were as follows:

		Percent of	Percent
	Shares	Total	of
	Owned	Outstanding	Vote
BankAtlantic Bancorp
Class A Common Stock (a)	8,347,400	15.4%	8.1%
Class B Common Stock	4,876,124	100.0%	47.0%
Total	13,173,102	22.3%	55.1%

Levitt
Class A Common Stock	2,074,244	15.3%	8.1%
Class B Common Stock	1,219,031	100.0%	47.0%
Total	3,293,275	22.2%	55.1%

(b)	Includes 50,422 shares directly held by a limited partnership in which BFC has a controlling interest of 56.5%.

Because BFC controls in excess of 50% of the vote of BankAtlantic Bancorp and Levitt, BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements. The percentage of votes controlled by the Company determines the Company’s consolidation policy, whereas, the percentage of ownership of total outstanding common stock determines the amount of BankAtlantic Bancorp’s and Levitt’s net income recognized by the Company.

In April 2004, Levitt sold 5,000,000 shares of its Class A Common Stock in an underwritten public offering. After giving effect to the shares issued in the offering, BFC would own 11.2% of Levitt’s Class A Common Stock and 100% of Levitt’s Class B Common Stock, providing BFC with an ownership of 16.6% of Levitt’s outstanding common stock and control of 52.9% of Levitt’s voting power.

Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to: risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiative and other growth initiatives not being successful or producing results which do not justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; and BankAtlantic’s achieving the benefits of its prepayment of certain Federal Home Loan Bank (“FHLB”) advances. Further, this document contains forward-looking statements with respect to Ryan Beck, which are subject to a number of additional risks and uncertainties, including, but not limited to: the risks and uncertainties associated with its operations, products and services; changes in economic or regulatory policies applicable to it; the volatility of the stock market and fixed income markets; the mix of revenue-producing financial products in which it invests or which it offers its customers; the success of any new lines of business in which it may engage; uncertainties associated with litigation brought against Gruntal & Co., LLC (“Gruntal”), a company from which certain assets were acquired and certain liabilities were assumed by Ryan Beck in 2002; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. Further, this document contains forward-looking statements with respect to the operations of Levitt, which are subject to additional risks and uncertainties including those relating to the market for real estate generally and in the areas where Levitt has developments; the availability and price of land suitable for development; the consummation of acquisitions of properties under contract; increases in materials prices, labor costs and interest rates; Levitt’s ability to successfully integrate with its recent acquisition of Bowden Building Corporation (“Bowden”); and the impact of environmental factors and governmental regulations. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

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

For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Consolidated Results of Operations

	For the Three Months Ended March 31,
(In thousands)	2004	2003	Change
Net interest income	$38,695	$37,647	$1,048
(Recovery from) provision for loan loss	(859)	850	(1,709)
Securities activities, net	81	774	(693)
Equity securities litigation settlement gain	23,938	—	23,938
Other non-interest income	116,901	82,057	34,844
Non-interest expense	127,273	97,436	29,837

Income before income taxes, minority interest and discontinued operations	53,201	22,192	31,009
Provision for income taxes	22,207	9,190	13,017
Minority interest in income of consolidated subsidiaries	26,622	11,185	15,437

Income before discontinued operations	4,372	1,817	2,555
Discontinued operations, net of tax	—	83	(83)

Net income	$4,372	$1,900	$2,472

For the Three Months Ended March 31, 2004 Compared to the Same 2003 Period:

Income from continuing operations increased 141% from the same 2003 period, to $4.4 million for the first quarter of 2004, up from $1.8 million in the corresponding period in 2003. The increase in income from continuing operations primarily resulted from increases in earnings of approximately 54% and 296% in BankAtlantic Bancorp and Levitt, respectively.

BankAtlantic Bancorp’s increase in income from continuing operations consisted primarily of a $16.8 million equity securities litigation settlement gain recognized in connection with BankAtlantic Bancorp’s settlement in March 2004 of litigation with a technology company in which BankAtlantic Bancorp was an investor, and an improvement in earnings at Ryan Beck. Ryan Beck experienced growth in merger and acquisition-related business that resulted in higher fee income for its investment banking segment, and growth in the business of its private client group that resulted in increased retail commission revenues. The improvement in Ryan Beck earnings and the equity securities litigation settlement gain were partially offset by BankAtlantic earnings that were less than those for the comparable 2003 period, primarily because of the prepayment penalties incurred when BankAtlantic prepaid high fixed interest rate FHLB advances. Excluding the impact of the equity securities litigation settlement gain and the FHLB advance prepayment penalties, BankAtlantic Bancorp’s income from continuing operations would have increased 24% over the same 2003 period.

Levitt’s increase in net earnings primarily resulted from an increase in sales of real estate by Levitt’s homebuilding and land development operations, higher earnings from Bluegreen and increased earnings from Levitt’s real estate joint venture activities.

Net interest income increased slightly from the 2003 quarter. The improvement was primarily the result of rates on interest bearing liabilities decreasing faster than yields earned on interest earning assets, a by-product of falling interest rates. Interest bearing liability rates also decreased because of a change in the mix of BankAtlantic’s deposit accounts, with fewer high rate certificate of deposit accounts and more low cost deposit and insured money fund accounts in the first quarter of 2004 as compared to the first quarter of 2003.

The improvement in the provision for loan losses reflects net recoveries of previously charged off loans associated with BankAtlantic’s discontinued loan products and implementation of a loan underwriting policy that emphasizes collateral based lending relationships which have lower credit risk than BankAtlantic’s discontinued loan products.

Gains on securities activities during the 2004 quarter resulted from the repositioning of mutual fund investments. Gains on securities activities during the 2003 quarter resulted from a liquidating dividend associated with equity securities owned by BankAtlantic Bancorp and BFC.

Other non-interest income increased 43% from the 2003 quarter. The increase primarily resulted from substantial increases in Ryan Beck’s non-interest income, Levitt’s net gains from the sale of real estate and earnings from unconsolidated real estate subsidiaries and service charges received by BankAtlantic.

Ryan Beck’s non-interest income was $63.1 million in the first quarter 2004, representing an increase of 19% over the comparable 2003 period. The private client group revenues for the first quarter 2004 rose 38% to $43.9 million, compared to $31.9 million in the comparable 2003 period. Investment banking revenues for the quarter grew to $12.2 million, compared to $11.3 million in the comparable 2003 period.

Gains on sales of real estate developed for sale primarily represent the margin on real estate sales activities by Levitt’s wholly-owned homebuilding and land development operations. The increase in home delivery gains primarily resulted from homebuilding projects that commenced delivering homes beginning in 2003. Levitt’s land development operations sold 294 acres of land in the first quarter of 2004 as compared with sales of 136 acres in the first quarter of 2003. The increased land sales activity related to the opening of Tradition, Levitt’s newest master-planned community, which commenced land deliveries in the second quarter of 2003.

BankAtlantic’s non-interest income, which primarily consisted of service charges and other bank related fees, increased 21% in the first quarter of 2004, compared to the same quarter a year earlier. The increase is primarily attributable to growth in the number of deposit accounts at the bank. The growth in the number of deposit accounts was primarily the result of initiatives adopted in connection with BankAtlantic’s Florida’s Most Convenient Bank campaign.

Non-interest expense in the first quarter of 2004 increased 31% from the comparable 2003 quarter. Included in the 2004 quarter is an $11.7 million expense consisting of prepayment penalties incurred by BankAtlantic when it prepaid certain high rate FHLB advances. Excluding this expense item, non-interest expense would have increased 19%.

Ryan Beck’s non-interest expense increased 10%, from $51.8 million in the first quarter of 2003 to $57.1 million in the first quarter of 2004, primarily as a result of increased commissions and other compensation expenses related to the generation of increased revenues.

BankAtlantic’s non-interest expense, excluding the $11.7 million prepayment penalty, increased 17%, from $36.3 million in the first quarter of 2003 to $42.4 million in the first quarter of 2004. BankAtlantic’s marketing initiatives, including 7-day banking and the newly introduced “Yeah, We’re Open” slogan , resulted in increased advertising expenditures, and the extended banking hours implemented at its branches and the growth in customer accounts required additional employees which resulted in increased employee compensation and benefits expenses.

Levitt’s non-interest expense in the first quarter of 2004 increased 73% from the comparable 2003 quarter. The increase is primarily due to an increase in selling, general and administrative expenses relating to new development projects in central and southeast Florida, and the increase in home deliveries.

Minority interest in income of consolidated subsidiaries during the three months ended March 31, 2004 was $26.6 million as compared to $11.2 million during the same 2003 period. The 2004 increase in income to the minority holders as compared to the 2003 period resulted from increases in net income at Levitt of $9.8 million and at BankAtlantic Bancorp of $2.3 million. Minority interest in BankAtlantic Bancorp was approximately 77.8% in 2004 and 77.4% in 2003. Through December 31, 2003, Levitt was a wholly owned subsidiary of BankAtlantic Bancorp. Minority interest in Levitt at March 31, 2004 was approximately 77.8% and, as a wholly owned subsidiary of BankAtlantic Bancorp, minority interest in Levitt was 77.4% in 2003.

During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, GMS and Cumberland. The operations of those subsidiaries are presented as discontinued operations in our statement of operations for the three months ended March 31, 2003.

BankAtlantic Results of Operations

Net interest income

	For the Three Months Ended
	March 31, 2004			March 31, 2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Loans:
Residential real estate	$1,326,061	$15,941	4.81%	$1,559,553	$21,586	5.54%
Commercial real estate	1,689,962	23,694	5.61	1,530,402	22,866	5.98
Consumer	374,222	3,900	4.17	296,675	3,467	4.67
Lease financing	13,642	382	11.2	29,962	834	11.13
Commercial business	98,959	1,500	6.06	100,753	1,450	5.76
Small business	173,891	3,085	7.10	164,151	3,037	7.40

Total loans	3,676,737	48,502	5.28	3,681,496	53,240	5.78
Investments — tax exempt	3,362	51 (1)	6.04	—	—	—
Investments — taxable	540,460	7,808	5.78	953,326	13,688	5.74

Total interest earning assets	4,220,559	56,361	5.34%	4,634,822	66,928	5.78%

Goodwill and core deposit intangibles	82,263			84,754
Other non-interest earning assets	240,068			261,961

Total Assets	$4,542,890			$4,981,537

Deposits:
Savings	$220,005	144	0.26%	$171,298	316	0.75%
NOW	543,619	491	0.36	425,622	542	0.52
Money funds	866,767	1,876	0.87	809,482	2,652	1.33
Certificate accounts	769,949	4,462	2.33	966,869	7,659	3.21

Total deposits	2,400,340	6,973	1.17	2,373,271	11,169	1.91

Short-term borrowed funds	150,735	302	0.81	285,716	837	1.19
Advances from FHLB	760,973	9,098	4.81	1,284,983	15,315	4.83
Long-term debt	35,842	482	5.41	35,411	447	5.12

Total interest bearing liabilities	3,347,890	16,855	2.02	3,979,381	27,768	2.83

Non-interest bearing deposits	664,796			478,355
Non-interest bearing other liabilities	34,025			63,538

Total Liabilities	4,046,711			4,521,274
Stockholder’s equity	496,179			460,263

Total liabilities and stockholder’s equity	$4,542,890			$4,981,537

Net interest income/ net interest spread		39,506	3.32%		39,160	2.95%

Capitalized interest		307			339

Net interest income (tax equivalent)		$39,813			$39,499

Margin
Interest income/interest earning assets			5.34%			5.78%
Interest expense/interest earning assets			1.61			2.43

Net interest margin (tax equivalent)			3.73%			3.35%

(1)	Amount is presented on the tax equivalent basis computed using a 35% tax rate.

For the Three Months Ended March 31, 2004 Compared to the Same 2003 Period:

The slight improvement in net interest income in the first quarter of 2004 as compared to the first quarter of 2003 primarily resulted from an improvement in the net interest margin, partially offset by a decline in average earning assets.

BankAtlantic’s average interest earning asset balances declined, as compared to the first quarter of 2003, primarily because the falling interest rates over the past year resulted in increased refinancing and prepayments of many residential loans originated or purchased by BankAtlantic. This reduced the balances in both its residential mortgage loan portfolio and its taxable investment securities portfolio. At the same time, BankAtlantic experienced growth in its commercial real estate loans and in consumer equity lines of credit, which mitigated the negative impact of residential loan prepayments.

As interest rates continued to fall, BankAtlantic found that few attractive alternatives existed for re-investment of the proceeds from the residential loan and taxable securities prepayments and from payments of loans and securities that matured during the same period. Therefore, instead of re-investing these proceeds in this rate environment, it chose to decrease the amount of its existing debt. The fixed interest rates on BankAtlantic’s FHLB advances were higher than the interest rates that BankAtlantic determined it was able to obtain on its borrowings, and therefore it prepaid the FHLB advances with the expectation that its net interest margin in future periods would be favorably impacted. As a consequence, BankAtlantic’s average FHLB advance balances declined by approximately $524 million, thereby reducing its interest expense on advances. During the 2003 quarter, BankAtlantic repaid fixed rate FHLB advances that would have matured within 24 months, and during the 2004 quarter BankAtlantic repaid FHLB advances that would have matured during 2007 and 2008. The FHLB advances repaid had higher interest rates than alternative borrowings with the same maturity dates; however, they did not have higher rates than certain remaining BankAtlantic FHLB advance borrowings. As a consequence, average FHLB advance rates during the three months ended March 31, 2004 only declined slightly from the FHLB advance rates during the comparable 2003 period. Also, interest expense on BankAtlantic’s short-term borrowings was substantially lower during 2004 due to the lower rates and lower balances on its debt. Average debt balances decreased as a direct result of having lower average interest earning assets.

Although the foregoing factors all had an impact on BankAtlantic’s net interest margin, a significant factor resulting in the improvement of its net interest margin was a substantial reduction in deposit interest expense, attributed to a 74 basis point reduction in average deposit interest rates. The reduction in average deposit interest rates resulted chiefly from a combination of the low interest rate environment and a change in the bank’s deposit mix, with fewer higher rate certificate of deposit accounts and more low cost deposits and insured money fund accounts in the first quarter of 2004 as compared to the first quarter of 2003. Low cost deposits are checking and savings accounts. Average low cost deposits increased from $1.1 billion during the first quarter of 2003 to $1.4 billion during the comparable 2004 quarter, while certificate of deposit average balances declined from $967 million during the 2003 quarter to $770 million during the comparable 2004 quarter. Additionally, average non-interest bearing checking accounts included in low cost deposits grew from $478 million during the first quarter of 2003, to $665 million during the comparable 2004 quarter. Average insured money fund balances increased from $809 million during the first quarter of 2003, to $867 million during the comparable 2004 quarter. Growth in BankAtlantic’s checking and saving accounts is primarily attributable to its “Florida’s Most Convenient Bank” initiatives. Since the implementation of those initiatives in 2002, BankAtlantic has opened nearly 290,000 new checking and savings accounts, including more than 45,000 in the first quarter of 2004.

In total, the rate on BankAtlantic’s interest bearing liabilities decreased 81 basis points as a result of the change in deposit mix, the historically low interest rate environment, and the decrease in balances of higher rate FHLB advances, whereas the rate on BankAtlantic’s interest earning assets decreased only 44 basis points. The decline in average asset yields was due to the downward re-pricing of floating rate loans and the purchase of loans at rates lower than the rates earned on the loans that prepaid or remained in BankAtlantic’s existing portfolio.

BankAtlantic Provision for Loan Losses

	For Three Months Ended
	March 31,
(In thousands)	2004	2003
Balance, beginning of period	$45,595	$48,022
Charge-offs:
Consumer loans	(149)	(235)
Residential real estate loans	(231)	(114)
Discontinued loan products	(487)	(3,243)

Total charge-offs	(867)	(3,592)

Recoveries:
Commercial business loans	68	28
Commercial real estate loans	1	1
Small business	9	—
Consumer loans	48	176
Residential real estate loans	26	57
Discontinued loan products	1,362	3,887

Total recoveries	1,514	4,149

Net recoveries	647	557
(Recovery) provision for loan losses	(859)	850
Adjustments to acquired loan losses	—	(734)

Balance, end of period	$45,383	$48,695

During the first quarter of 2004, recoveries on previously charged-off loans exceeded gross loan charge-offs by $647,000. The net recoveries primarily related to discontinued loan products, which include lease financing, indirect consumer lending, syndication lending, and certain types of small business lending. The remaining balance of these discontinued products declined to $26.1 million from $58.6 million a year earlier. Although BankAtlantic discontinued these loan products it did not sell any portion of these portfolios. The unamortized principal balances remain in BankAtlantic’s loan portfolio. BankAtlantic continues to monitor the net charge-off history of the remaining balances of these products, and continues to maintain an allowance for loan losses for these products that it believes reflects the historic performance of this portfolio.

During the first quarter of 2003, recoveries on previously charged-off loans exceeded gross loan charge-offs by $557,000. The net recoveries in 2003 also related to discontinued loan products, including a $2.1 million recovery from settlement of a syndication loan that BankAtlantic had charged down by $8.0 million during the first quarter of 2002.

BankAtlantic’s allowance for loan losses was 1.22% and 1.24% of total loans at March 31, 2004 and 2003, respectively. At March 31, 2004, loans receivable had declined to $3.7 billion from $3.9 billion at March 31, 2003. Management believes that the $859,000 loan loss recovery during the first quarter of 2004 was the result of a decline in the loan balances in the bank’s loan portfolio and an improvement in the credit quality of the loans in the portfolio. The improvement in credit quality was associated with changes in BankAtlantic’s loan underwriting standards placing an emphasis on collateral based lending, coupled with the run-off of the discontinued loan products. The $850,000 provision for loan losses during the comparable 2003 quarter resulted from loan growth resulting principally from the purchase of $675 million of residential loans.

In 2000, BankAtlantic significantly restructured its credit analysis procedures, shifting to a formal written credit analysis framework from its former approach based on credit scoring. In addition, lending policies were revised and a centralized underwriting department was established which reports to credit administration personnel, rather than to loan origination personnel under the prior policy.

Adjustments to the allowance for loan losses acquired in 2003 were associated with loans acquired in connection with the 2002 purchase of Community Savings Bankshares, Inc. (‘Community’). BankAtlantic reduced its allowance for loan losses and reduced goodwill by $734,000 during the 2003 first quarter for acquired loans which had been assigned a valuation allowance at the acquisition date that had either matured or were prepaid. .

At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	March 31,	December 31,
	2004	2003
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$565	$894
Loans and leases	11,724	10,803

Total nonaccrual	12,289	11,697

Repossessed assets:
Real estate owned, net of allowance	1,667	2,422

Total repossessed assets	1,667	2,422

Total nonperforming assets	13,956	14,119
Specific valuation allowances	(956)	—

Total nonperforming assets, net	$13,000	$14,119

ALLOWANCES
Allowance for loan losses	$45,383	$45,595
Allowance for tax certificate loses	3,202	2,870

Total Allowances	$48,585	$48,465

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$1	$135
Performing impaired loans with specific valuation allowances	188	180
Restructured loans	1,368	1,387

Total Potential Problem Loans	$1,557	$1,702

Non-performing assets continued to remain at historically low levels, and were unchanged at March 31, 2004 from December 31, 2003 at 0.36% of total loans, tax certificates and repossessed assets.

During the first quarter of 2004, non-accrual loans increased because BankAtlantic placed a $1.4 million loan to a borrower in the telecommunications industry on non-accrual status. This loan was placed on non-accrual status because of business adversity within the telecommunications industry and the borrower’s failure to receive revenues from a significant contract which had a material adverse effect on the borrower’s cash flow. As a consequence, the loan was individually evaluated for impairment by estimating the present value of the expected cash flows and comparing the amount to the outstanding balance of the loan. As a result of this analysis a $956,000 specific valuation allowance was established on this loan.

The decline in repossessed assets was primarily due to sales of 1-4 family residential properties during the 2004 quarter.

BankAtlantic Non-Interest Income

	For the Three Months Ended March 31,
(In thousands)	2004	2003	Change
Other service charges and fees	$4,637	$3,918	$719
Service charges on deposits	11,277	8,558	2,719
Gains on sales of real estate developed for sale	305	1,086	(781)
Securities activities, net	(3)	(21)	18
Other	2,004	1,573	431

Non-interest income	$18,220	$15,114	$3,106

Service charges and fees increased during the 2004 first quarter, as compared to the same 2003 quarter, primarily because of a 25% increase in check card and ATM fees. Service charges on deposits also increased by 32% over those charged during the comparable 2003 quarter. The increase in service charges primarily resulted from a 39% increase in overdraft fees from transaction accounts. The higher overdraft fees were due to both an increase in the number of accounts and additional fees assessed on overdrafts. Additionally, growth in the number of checking accounts resulted in additional income from check printing charges and checking account related services. The increase in revenues from service charges, check card, ATM and other checking account related fees is linked to the significant increase in the number of transaction accounts opened at BankAtlantic.

Gains on sales of real estate developed for sale represents revenues from a real estate joint venture that was acquired as part of the Community acquisition in 2002. The decrease in real estate income in the first quarter of 2004 reflects a decline in the number of units closed by the joint venture during the first quarter of 2004, as compared to the same 2003 period. During the current quarter, the joint venture closed on two lots, whereas during the first quarter of 2003, the joint venture closed on four condominiums and one single family home.

Other income reported for the 2004 quarter was favorably impacted by $129,000 of gains on loans held for sale compared to $3,000 for the 2003 quarter and an increase in wire fee income during the current quarter compared to the same 2003 quarter.

BankAtlantic Non-Interest Expense

	For the Three Months Ended March 31,
(In thousands)	2004	2003	Change
Employee compensation and benefits	$23,029	$19,468	$3,561
Occupancy and equipment	7,146	6,648	498
Advertising and promotion	3,463	1,599	1,864
Amortization of intangible assets	439	454	(15)
Cost associated with debt redemption	11,741	—	11,741
Professional fees	1,258	1,096	162
Other	7,056	7,064	(8)

Non-interest expense	$54,132	$36,329	$17,803

Compensation and benefits expenses increased in the first quarter of 2004 by 18% over the comparable 2003 quarter. In addition to annual employee salary increases, the growth in this expense category primarily resulted from an increase in the number of BankAtlantic employees. BankAtlantic hired additional employees to staff its branches and operations during the extended business hours implemented in connection with its Florida’s Most Convenient Bank initiative. The number of full time equivalent BankAtlantic employees increased to 1,428 at March 31, 2004 versus 1,244 at December 31, 2002. In addition, the cost of BankAtlantic’s regular benefits programs and health insurance increased significantly.

Occupancy and equipment expenses increased 7.5% in the first quarter of 2003, chiefly because BankAtlantic engaged additional guard services to increase security at its branches. This increase in occupancy and equipment expenses was partially offset by a reduction in data processing costs that resulted from a renegotiated contract with one of the bank’s service providers.

Advertising expenses during the first quarter of 2004 increased significantly from those incurred during the comparable 2003 quarter, as a direct result of an aggressive BankAtlantic marketing campaign during the current quarter that included television and radio advertising to promote the Florida’s Most Convenient Bank initiatives and the newly introduced “Yeah, We’re Open” slogan. Management is aggressively marketing these initiatives and slogan, based on its determination to build upon the substantial increase in new BankAtlantic accounts since the introduction of the Florida’s Most Convenient Bank campaign in 2002. Management ramped up the marketing campaign in early 2004, thereby increasing marketing expenditures, in an effort to attract additional low cost deposit accounts. The marketing campaign is ongoing and BankAtlantic anticipates continued higher advertising and promotional expenditures during the 2004 fiscal year compared to those incurred during the 2003 fiscal year.

Amortization of intangible assets during the three months ended March 31, 2004 and 2003 reflects the amortization of core deposit intangible assets acquired in connection with the Community acquisition. These core deposit intangible assets are being amortized over an estimated life of seven years.

The cost associated with debt redemption resulted from a prepayment penalty of $11.7 million incurred when BankAtlantic prepaid $108 million of FHLB advances that had an average interest rate of 5.55% and were scheduled to mature in 2007-2008. The interest rates on these FHLB advances exceeded the rates that BankAtlantic is currently able to obtain on FHLB advances, and therefore BankAtlantic expects to recover this expense in future periods through the savings realized from lower borrowing costs.

In total, other expenses remained stable for the three months ended March 31, 2004 as compared to the same 2003 period. However, the 2003 period included a $750,000 write-down of a real estate owned (REO) property. This write-down resulted from a reassessment of a residential construction property that was transferred to REO during the second quarter of 2002. In the 2004 period, we incurred higher operating expenses linked to the substantial increase in new deposit accounts. These higher expenses include postage, correspondent bank clearing charges and insurance expenses.

Ryan Beck & Co. and Subsidiaries Results of Operations

	For the Three Months Ended March 31,
(In thousands)	2004	2003	Change
Net interest income:
Broker dealer interest	$2,796	$2,317	$479
Interest expense	(210)	(363)	153

Net interest income	2,586	1,954	632

Non-interest income:
Principal transactions	24,443	25,084	(641)
Investment banking	12,631	7,689	4,942
Commissions	25,371	19,352	6,019
Other	620	840	(220)

Non-interest income	63,065	52,965	10,100

Non-interest expense:
Employee compensation and benefits	44,042	37,923	6,119
Occupancy and equipment	3,103	3,090	13
Advertising and promotion	1,161	1,208	(47)
Professional fees	1,045	1,722	(677)
Communications	3,253	3,829	(576)
Floor broker and clearing fees	2,802	2,158	644
Other	1,683	1,874	(191)

Non-interest expense	57,089	51,804	5,285

Income before income taxes	8,562	3,115	5,447
Income taxes	3,434	1,292	2,142

Income from continuing operations	$5,128	$1,823	$3,305

Income from continuing operations increased primarily as a result of higher transactional business and investment banking activity associated with three large financial institution offerings during the first quarter of 2004.

Net interest income increased 32% in the first quarter of 2004, as compared to the same 2003 quarter. The increase in net interest income primarily resulted from expansion of municipal, corporate and government bond trading activities and the associated spread between the interest on the bonds and the financing costs incurred. Also included in interest income was Ryan Beck’s participation in interest income associated with approximately $231 million of customer margin debit balances and fees earned in connection with approximately $1.2 billion in customer money market balances. Further contributing to the increase in net interest income was Ryan Beck’s repayment of a subordinated loan from BankAtlantic Bancorp in the third quarter of 2003, eliminating the interest expense on that loan. Ryan Beck’s increase in interest income was partially offset by an increase in interest expense due to increased borrowings by Ryan Beck from its clearing agent in connection with a higher volume of trading activity.

Principal transaction revenue decreased by 3% as compared to the same quarter of 2003, primarily because in the 2003 quarter Ryan Beck recorded $7.7 million of principal gross sales credits in connection with a second step mutual to stock conversion and best efforts offering, which it conducted for one of its financial institutions group clients. In the first quarter of 2004, Ryan Beck received principal gross sales credits of $2.3 million related to unit investment trusts offerings. Ryan Beck’s transactional business was higher in the 2004 first quarter as compared to 2003, and it expects a high level of transactional business to continue based upon the current economic climate.

Investment banking revenue increased by 64% from the same quarter of 2003, attributable principally to increased merger and acquisition fees and consulting fees received by the financial institutions and middle market investment banking groups. During the first quarter, the financial institutions group completed five mergers and the middle market group completed one of the best performing IPO’s for the quarter among domestic transactions.

Additionally, in early April 2004, Ryan Beck completed certain major investment banking transactions which resulted in revenue in excess of all investment banking revenue realized by Ryan Beck in the 2004 first quarter. The impact of those transactions will be reflected in the second quarter of 2004.

Commission revenue increased by 31% from the same quarter of 2003, attributable mainly to increased agency transactions conducted in 2004. During the first quarter of 2004, Ryan Beck’s ticket volume was 297,688, an increase of 44% compared to first quarter 2003.

The increase in employee compensation and benefits of 16% from 2003 is primarily due to the increase in bonus accruals necessitated by the additional investment banking revenue in 2004 versus 2003. Also contributing to the increase is commission expense associated with the increase in Ryan Beck’s commissionable revenue.

Professional fees in the first quarter of 2004 were less than those in 2003 primarily because of reduced legal costs associated with the Gruntal transaction (see Part II, Item 1 “Legal Proceedings” herein for a further discussion). During the first quarter of 2004, the bankruptcy court presiding over the Gruntal bankruptcy proceedings entered an order confirming a plan of liquidation for Gruntal that included a third-party release in favor of Ryan Beck and BankAtlantic Bancorp, and it is expected that the majority of the claims against Ryan Beck associated with the Gruntal transaction will be permanently stayed or dismissed by the arbitration panels and courts hearing such claims.

The decrease in communications costs is primarily due to the elimination of certain costs as part of the integration of Gruntal operations into those of Ryan Beck.

The increase in floor broker and clearing fees is due to the increase in transactional business in 2004, as compared to 2003.

BankAtlantic Bancorp Parent Company Results of Operations

	For the Three Months Ended March 31,
(In thousands)	2004	2003	Change
Net interest income:
Interest on loans	$542	$454	$88
Interest expense	(4,135)	(3,727)	(408)

Net interest income	(3,593)	(3,273)	(320)

Non-interest income:
Income from unconsolidated subsidiaries	118	82	36
Gains on securities activities	75	405	(330)
Equity securities litigation settlement gain	16,782	—	16,782
Other	104	—	104

Non-interest income	17,079	487	16,592

Non-interest expense:
Investment banking expense	—	460	(460)
Employee compensation and benefits	109	24	85
Professional fees	491	317	174
Other	250	115	135

Non-interest expense	850	916	(66)

Income (loss) before income taxes	12,636	(3,702)	16,338
Income tax provision (benefit)	4,423	(1,295)	5,718

Income (loss) from continuing operations	$8,213	$(2,407)	$10,620

Interest on loans during the 2004 quarter represents interest income recognized by BankAtlantic Bancorp on loans to Levitt which had an aggregate principal balance of $42.1 million as of March 31, 2004. Interest on loans during the 2003 quarter represents interest income recognized by BankAtlantic Bancorp on a $30 million loan to Levitt and a

$5 million loan to Ryan Beck. These inter-company transactions were eliminated in the Company’s consolidated financial statements.

Interest expense increased during the first quarter of 2004, as compared to the same 2003 period, as a result of BankAtlantic Bancorp’s accrual of interest expense on $77.3 million of junior subordinated debentures issued during March and April of 2003 as part of the trust preferred securities offerings. The proceeds of these offerings were used to repay $46.0 million of convertible debentures and pay down by $16 million a bank line of credit. The junior subordinated debentures issued had higher rates than the convertible debentures and the bank line of credit.

Income from unconsolidated subsidiaries represents the equity earnings from trusts formed to issue trust preferred securities as part of trust preferred securities offerings. The increase in the first quarter of 2004 was primarily because of earnings from three new trusts established in March and April 2003.

The income from securities activities during the three months ended March 31, 2004 represents gains from mutual fund sales. BankAtlantic Bancorp sold mutual funds to rebalance its investment portfolio to benchmark allocation percentages. The income from securities activities during the three months ended March 31, 2003 represented a gain realized from a liquidating dividend on an equity security.

The equity securities litigation settlement gain reflects proceeds from a litigation settlement related to BankAtlantic Bancorp’s prior investment of $15 million in a technology company. During 2002, BankAtlantic Bancorp recorded an impairment charge for its entire $15 million investment in the technology company based on BankAtlantic Bancorp’s analysis of the technology company’s operations. During the first quarter of 2004, BankAtlantic Bancorp and certain of its affiliates settled litigation related to their investment in this technology company. Pursuant to the settlement, BankAtlantic Bancorp sold its stock in the technology company to a third party investor group for $15 million in cash, BankAtlantic Bancorp’s original cost, and BankAtlantic Bancorp received consideration from the third party and the technology company for legal expenses and damages, consisting of cash of $1.7 million and 378,160 shares of BankAtlantic Bancorp’s Class A Common Stock that the technology company returned to BankAtlantic Bancorp. The litigation between the parties was dismissed in connection with the settlement and BankAtlantic Bancorp has no further interest in the technology company.

BankAtlantic Bancorp’s investment banking expense during the first quarter of 2003 resulted from fees paid by it to Ryan Beck in connection with Ryan Beck’s underwriting of BankAtlantic Bancorp’s offering of trust preferred securities in 2003. These fees are included in Ryan Beck’s investment banking income in Ryan Beck’s business segment results of operations and were eliminated in the Company’s consolidated financial statements.

Other income during the first quarter of 2004 includes fees received by BankAtlantic Bancorp for investor relations and risk management, services provided by BankAtlantic Bancorp to Levitt and BFC.

BankAtlantic Bancorp incurred compensation expense as a result of hiring investor relations and risk management personnel as of January 1, 2004 who were formerly employed by BankAtlantic. Compensation expense during the three months ended March 31, 2003 primarily resulted from the issuance of BankAtlantic Bancorp Class A restricted stock to BankAtlantic employees and the amortization of a forgivable loan.

The increase in professional fees during the 2004 first quarter compared to the same 2003 period consisted of higher professional fees associated with the technology company litigation that was settled in 2004 and an accrual for risk management consulting services.

Levitt Corporation and Subsidiaries Results of Operations

	For the Three Months Ended March 31,
(In thousands)	2004	2003	Change
Net interest income (expense):
Interest on loans and investments	$166	$228	$(62)
Interest on notes and bonds payable	(1,995)	(2,156)	161
Interest capitalized	1,937	1,915	22

Net interest income (expense)	108	(13)	121

Non-interest income:
Gains on sales of real estate developed for sale	28,858	13,441	15,417
Income (loss) from unconsolidated real estate subsidiaries	5,694	(447)	6,141
Other	665	531	134

Non-interest income	35,217	13,525	21,692

Non-interest expense:
Employee compensation and benefits	7,666	3,755	3,911
Advertising and promotion	1,194	969	225
Selling, general and administrative	5,031	3,201	1,830
Professional fees	156	97	59
Other	25	121	(96)

Non-interest expense	14,072	8,143	5,929

Income before income taxes	21,253	5,369	15,884
Provision for income taxes	8,198	2,075	6,123

Net income	$13,055	$3,294	$9,761

(Dollars in thousands)	For the Three Months Ended March 31,
	2004	2003
Homebuilding:
Margin percentage on homes delivered	22%	23%
Homes delivered	341	162
New sales contracts (units)	474	468
New sales contracts (value)	$130,124	$101,361
Backlog of homes (units)	2,186	1,129
Backlog of homes (value)	$510,231	$231,320

Homebuilding Joint Ventures:
Homes delivered	88	—
New sales contracts (units)	31	26
New sales contracts (value)	$10,133	$5,270
Backlog of homes (units)	47	87
Backlog of homes (value)	$14,444	$21,297

Land Development:
Margin percentage on land sales	59%	39%
Acres sold	294	136
Unsold acres	4,574	4,363
Acres subject to sales contracts	1,268	1,723
Acres subject to sales contracts (value)	$97,482	$62,872

For the Three Months Ended March 31, 2004 Compared to the Same 2003 Period:

Levitt Corporation’s income before income taxes for the three months ended March 31, 2004 increased 296% to $21.3 million, from $5.4 million for the three months ended March 31, 2003. The increase was due primarily to higher gains on sales of real estate of $28.9 million in the first quarter of 2004, as compared with $13.4 million in the first quarter of 2003. Income from unconsolidated subsidiaries and joint ventures for the first three months of 2004 was $5.7 million, as compared with a loss of $447,000 in the first three months of 2003. These increases in income were partially offset by increases in employee compensation and benefits, advertising and selling, general and administrative expenses.

Gains on sales of real estate developed for sale primarily represent the margin on real estate sales activities by Levitt’s wholly-owned homebuilding and land development operations. For the three months ended March 31, 2004, Levitt’s homebuilding operations delivered 341 homes for a gain of $17.2 million, as compared to deliveries of 162 homes for a gain of $8.5 million for the three months ended March 31, 2003. The increase in home deliveries primarily resulted from homebuilding projects that commenced delivering homes beginning in 2003. Levitt’s land development operations sold 294 acres of land in the first quarter of 2004 for a gain of $11.4 million, as compared with sales of 136 acres in the first quarter of 2003 for a gain of $4.7 million. The increased land sales activity relates to the opening of Tradition, Levitt’s newest master-planned community, which commenced land deliveries in the second quarter of 2003.

Income from unconsolidated subsidiaries represents Levitt’s share of the net income or loss generated by joint ventures and investments in which Levitt has a 50% or less ownership position, each of which are accounted for under the equity method of accounting. In April 2002, Levitt acquired approximately 8.3 million shares of the common stock of Bluegreen, which represented approximately 35% of Bluegreen’s common stock then outstanding. In December 2003, Levitt acquired an additional 1.2 million shares of Bluegreen’s stock from BankAtlantic Bancorp in connection with Levitt’s spin off from BankAtlantic Bancorp. For the three months ended March 31, 2004, Levitt’s pro-rata share of Bluegreen’s net income was $2.1 million, net of a $26,000 increase due to purchase accounting adjustments. For the three months ended March 31, 2003, Levitt’s share of Bluegreen’s net income was a loss of $134,000, net of an $880,000 reduction due to purchase accounting adjustments. Bluegreen’s reported net income for the three months ended March 31, 2004 and 2003 was $4.7 million and $2.1 million, respectively. Levitt’s income from joint ventures in the first three months of 2004 was $3.6 million, as compared to a loss of $313,000 in the same 2003 period. The increase in joint venture income related primarily to the sales of properties by three projects in which Levitt is a minority partner.

The increase in Levitt’s non-interest expenses in the first quarter of 2004 related primarily to the growth in its homebuilding and land development operations. Levitt’s full time employees increased from 250 at March 31, 2003 to 386 at March 31, 2004. Employee compensation and benefits also includes sales commissions, which increased based on the increased revenues in the 2004 period.

BFC Holding Company Results of Operations

	For the Three Months Ended March 31,
(In thousands)	2004	2003	Change
Net interest expense:
Interest on loans and investments	$93	$98	$(5)
Interest on notes payable	(294)	(285)	(9)

Net interest expense	(201)	(187)	(14)

Non-interest income:
Securities activities	9	390	(381)
Equity securities litigation settlement gain	7,156	—	7,156
Other	284	314	(30)

Non-interest income	7,449	704	6,745

Non-interest expense:
Employee compensation and benefits	848	611	237
Occupancy and equipment	20	17	3
Professional fees	24	37	(13)
Other	348	126	222

Non-interest expense	1,240	791	449

Loss before income taxes	6,008	(274)	6,282
Provision for income tax	4,716	999	3,717

Net income (loss)	$1,292	$(1,273)	$2,565

Gain on securities activities during the three months ended March 31, 2003 represents a gain realized on liquidating dividends from an equity security.

In March 2004, BankAtlantic Bancorp and a limited partnership in which the Company has 57% controlling interest settled litigation with a technology company. With respect to that settlement a gain of $7.2 million was recognized.

The increase in employee compensation and benefits during the quarter ended March 31, 2004 as compared to the same period in 2003 was due to an increase in bonus accrual, payroll taxes related to the exercise of stock options and an additional employee.

The increase in other non-interest expense other during the quarter ended March 31, 2004 as compared to the same period in 2003 was primarily associated with shareholders relations expenses and the cost of directors and officers insurance.

Financial Condition

Our total assets at both March 31, 2004 and December 31, 2003 were approximately $5.1 billion. Changes in the components of total assets included reductions in the following assets:

•	Decreases in BankAtlantic’s loan portfolio due to residential loan refinancing activity and declining discontinued loan product balances;

•	Reduction in tax certificate balances primarily related to certificate repayments;

•	Reduction in investments in and advances to unconsolidated subsidiaries associated with the sale of a joint venture project and the pay off the loan due to BankAtlantic;

•	Lower securities owned associated with Ryan Beck’s trading activities; and

•	Redemptions of FHLB stock linked to the prepayment of FHLB advances.

The above decreases to total assets were mostly offset by:

•	A net increase in inventory of real estate held for development and sale associated with land acquisitions in Florida by Levitt, as well as increases in land development and construction costs at Levitt and BankAtlantic Bancorp higher real estate inventory related to increased construction activity by a real estate joint venture acquired in connection with the Community acquisition. These increases in inventory of real estate were partially offset by the sale of homes and land sales;

•	The origination of and participation in commercial real estate loans;

•	The origination of home equity loans; and

•	Increases in office property and equipment renovation costs associated with the construction of BankAtlantic’s new corporate headquarters.

The Company’s total liabilities at March 31, 2004 were $4.5 billion compared to $4.6 billion at December 31, 2003.

The decrease in total liabilities primarily resulted from:

•	The prepayment and repayment at maturity of over $191 million of FHLB Advances;

•	A reduction in certificate of deposit account balances associated with marketing initiatives focusing on the origination of low cost deposits;

•	Decreases in securities sold but not yet purchased associated with Ryan Beck trading activities; and

•	A decline in other liabilities associated with lower accrued compensation expense.

The above decreases in total liabilities were partially offset by:

•	Higher transaction and savings account balances resulting from BankAtlantic’s seven-day banking and totally free checking account initiatives;

•	A net increase in customer deposits on real estate at Levitt;

•	A net increase in deferred tax liabilities primarily due to a decline in BankAtlantic Bancorp deferred tax assets related to the technology company litigation settlement;

•	Increases in due to clearing agent balances associated with Ryan Beck’s trading activities; and

•	A net increase in other liabilities was primarily due to increase in Levitt’s current income taxes payable due primarily to the timing of quarterly estimated tax payments and increases in Levitt’s taxable income.

At March 31, 2004 and December 31, 2003, minority interest was approximately $442.5 million and $420 million, respectively. The following table summarizes the minority interest in our subsidiaries (in thousands):

	March 31,	December 31,
	2004	2003
BankAtlantic Bancorp	$334,001	$321,583
Levitt	107,511	97,567
Joint Venture Partnerships	987	808

	$442,499	$419,958

The increase in minority interest in BankAtlantic Bancorp was primarily attributable to earnings of $16.6 million in BankAtlantic Bancorp, a $1.4 million increase in other comprehensive income and $2.2 million of proceeds and tax benefits from the issuance of its common stock upon the exercise of stock options. This increase was partially offset by the payment of dividends on BankAtlantic Bancorp common stock and a $2.2 million reduction in BankAtlantic Bancorp additional paid in capital resulting from a current income tax liability related to the fair value of BankAtlantic Bancorp Class A Common Stock received pursuant to the litigation settlement. The increase in minority interest in Levitt resulted from its earnings of $13.1 million. This increase was partially offset by a decrease in comprehensive income of $92,000 and other capital transactions of $177,000. The increase in minority interest associated with our joint venture partnerships primarily resulted from its earnings.

Shareholders’ equity at March 31, 2004 and December 31, 2003 was $92.5 million and $85.7 million, respectively. The increase was due to earnings of $4.4 million, the issuance of the Company’s Class A and Class B Common Stock upon the exercise of stock options of $627,000, the tax effect relating to the exercise of stock options of $3.6 million and $317,000 associated with activities in other comprehensive income. Offsetting the above increases was $1.4 million relating to the retirement of common stock received as payment of the exercise price and income taxes in connection with the exercise of stock options as well as a $743,000 decrease in additional paid in capital relating to the net effect of our controlled subsidiaries capital transactions, net of income taxes.

BFC Holding Company Liquidity and Capital Resources

The primary sources of funds to BFC for the quarter ended March 31, 2004 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which except as noted, are not available to BFC) were dividends from BankAtlantic Bancorp, borrowings, revenues from property operations, principal and interest payments on loans receivable, and proceeds from the exercise of stock options. Funds were primarily utilized by BFC to reduce mortgage payables and other borrowings and to fund operating and general and administrative expenses. In addition, BFC has an $8.0 million revolving line of credit that can be utilized for working capital as needed. The facility bears interest at the prime rate plus 1% and at March 31, 2004, approximately $7.2 million was outstanding. Shares of BankAtlantic Bancorp’s Class A Common Stock owned by BFC are pledged as collateral for the facility. BFC may also in the future obtain funds through the issuance of equity and debt securities.

The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and, as discussed below, the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993 and management of BankAtlantic Bancorp has indicated that it will seek to declare regular quarterly cash dividends on the BankAtlantic Bancorp Common Stock in the future. BankAtlantic Bancorp currently pays a quarterly dividend of $.033 per share on its Class A and Class B Common Stock. Based on its current level of ownership and BankAtlantic Bancorp’s current dividend rate, BFC currently receives approximately $435,000 per quarter in dividends from BankAtlantic Bancorp.

At March 31, 2004 and December 31, 2003, approximately $8.4 million of BFC Holding Company’s mortgage payables relate to mortgages on real estate and bears interest at a rate of 9.2% per annum and matures in May 2007. At March 31, 2004 and December 31, 20003, approximately $606,000 and $625,000, respectively, of the mortgage payables relate to mortgage receivables in connection with the sale of properties previously owned by the Company, bearing interest at 6% per annum and maturity dates ranging from 2009 through 2010.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, dividends from BankAtlantic Bancorp, and existing cash balances. We expect to meet our long-term liquidity requirements through the foregoing, as well as long term secured and unsecured indebtedness, and future issuances of equity and or debt securities.

BankAtlantic Bancorp, Inc. Liquidity and Capital Resources

BankAtlantic Bancorp’s principal sources of liquidity are dividends from BankAtlantic and, to a lesser extent, Ryan Beck. BankAtlantic Bancorp also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, liquidation of equity securities and other investments it holds, management fees from subsidiaries and affiliates and principal and interest payments from loans to Levitt Corporation. BankAtlantic Bancorp uses these funds to purchase equity investments, provide capital to its subsidiaries, pay dividends to its shareholders and to fund operations. BankAtlantic Bancorp’s annual debt service associated with its junior subordinated debentures and other borrowings is approximately $16.0 million. BankAtlantic Bancorp’s estimated current annual dividends to common shareholders are approximately $7.8 million. During 2003, BankAtlantic Bancorp received $20.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of BankAtlantic Bancorp to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of BankAtlantic Bancorp, indenture restrictions and loan covenants, and the ability of BankAtlantic to pay dividends to BankAtlantic Bancorp. BankAtlantic’s dividends are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. In addition, Ryan Beck paid $5 million in dividends to BankAtlantic Bancorp during the first quarter of 2004. This was the first time Ryan Beck has paid dividends to BankAtlantic Bancorp since being acquired in 1998. However, whether dividend payments will be made in the future, and their timing and amount, will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.

BankAtlantic Bancorp maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. BankAtlantic Bancorp has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $100,000 at March 31, 2004, and BankAtlantic Bancorp was in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points, and the facility matures on March 1, 2005.

BankAtlantic Bancorp filed a registration statement with the Securities and Exchange Commission relating to the offering of 4,000,000 shares of its Class A Common Stock, with an over allotment option of 600,000 shares. In April 2004, BankAtlantic Bancorp withdrew this registration statement. The decision to withdraw the offering was based on the significant improvement in BankAtlantic Bancorp’s cash and shareholders’ equity after the filing of the registration statement, as well as declines in the trading price of bank equities, including BankAtlantic Bancorp’s stock following announcement of the offering, related largely to increased market expectations of higher interest rates. Additionally, BankAtlantic’s regulatory capital ratios qualify BankAtlantic as “well capitalized” and BankAtlantic Bancorp projects sufficient earnings to support its growth. BankAtlantic Bancorp has indicated that it has no plans to offer its common stock at this time.

BankAtlantic Liquidity and Capital Resources

BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.

BankAtlantic’s primary sources of funds are: deposits; principal repayments of loans and tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from the FHLB; and operations. These funds were utilized to: fund loan disbursements and purchases; cover deposit outflows; repay securities sold under agreements to repurchase; repay advances from the FHLB; purchase tax certificates; pay maturing certificates of deposit; pay operating expenses; and pay dividends to BankAtlantic Bancorp. BankAtlantic has a $1.4 billion line of credit with the FHLB, subject to available collateral, with a maximum term of ten years. BankAtlantic has utilized its FHLB line of credit to borrow $591.5 million in FHLB advances, and the FHLB issued a $92 million letter of credit to secure public deposits under this line of credit at March 31, 2004. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate loans. BankAtlantic’s available borrowings under this line of credit were approximately $741.7 million at March 31, 2004. BankAtlantic has also established lines of credit for up to $250 million with other banks to purchase federal funds, and it has established an $8.6 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed.

BankAtlantic’s commitments to originate and purchase loans at March 31, 2004 were $353.8 million and $103.6 million, respectively, compared to $368.8 million and $124.5 million, respectively, at March 31, 2003. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $106.4 million and $27.8 million, respectively, at March 31, 2004 and 2003. At March 31, 2004, loan commitments represented approximately 12.45% of net loans receivable.

As of March 31, 2004, BankAtlantic had approximately $121.1 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase.

During 2002 BankAtlantic purchased for $14.3 million a building to consolidate its headquarters and back office operations into a centralized facility. BankAtlantic had incurred approximately $5.3 million in renovation costs through March 31, 2004. The total estimated cost to complete the renovation is approximately $19.2 million, and the facility is expected to be completed in October, 2004. The costs to complete the renovation will be funded by cash flow from operations.

At March 31, 2004, BankAtlantic met all applicable liquidity and regulatory capital requirements.

At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
	Actual		Adequately	Well
			Capitalized	Capitalized
(in thousands)	Amount	Ratio	Ratio	Ratio
At March 31, 2004:
Total risk-based capital	$445,220	12.20%	8.00%	10.00%
Tier 1 risk-based capital	$377,574	10.35%	4.00%	6.00%
Tangible capital	$377,574	8.63%	1.50%	1.50%
Core capital	$377,574	8.63%	4.00%	5.00%

At December 31, 2003:
Total risk-based capital	$447,967	12.06%	8.00%	10.00%
Tier 1 risk-based capital	$379,505	10.22%	4.00%	6.00%
Tangible capital	$379,505	8.52%	1.50%	1.50%
Core capital	$379,505	8.52%	4.00%	5.00%

Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2003.

Ryan Beck & Co., Inc. Liquidity and Capital Resources

Ryan Beck’s primary sources of funds during the three months ended March 31, 2004 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, and fees from customers. These funds were primarily utilized to pay operating expenses, pay dividends to BankAtlantic Bancorp, fund the purchase of securities owned and fund capital expenditures.

In the ordinary course of business, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral primarily to finance its trading inventories. The amount and terms of the borrowings are subject to the lending policies of the clearing broker and can be changed at the clearing broker’s discretion. Additionally, the amount financed is also impacted by the market value of the securities owned which are pledged as collateral.

Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, as a market maker, Ryan Beck is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $21.4 million, which was $20.4 million in excess of its required net capital of $1.0 million.

Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange

Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at March 31, 2004.

Levitt Corporation Liquidity and Capital Resources

Levitt’s primary sources of funds for the three months ended March 31, 2004 and each of the years in the two year period ended December 31, 2003 were proceeds from the sale of real estate inventory, distributions from real estate joint ventures, borrowings, proceeds from development bonds payable and, in 2002, capital contributions from BankAtlantic Bancorp. These funds were primarily utilized for development, construction and acquisition of Levitt’s real estate, to repay borrowings, to pay general and administrative expenses, to invest in real estate joint ventures, and, in 2002, to invest in Bluegreen.

In April 2004 Levitt sold a total of 5,000,000 shares of Levitt’s Class A common stock in an underwritten public offering at a price of $24.50 per share. Net proceeds from the offering totaled approximately $115.0 million, after underwriting discounts, commissions and offering expenses. In April 2004 approximately $12.0 million of the net proceeds of the offering were used to repay indebtedness, an additional $7.3 million was used to fund the Bowden acquisition, a Memphis based homebuilder, and $67.0 million was transferred to Levitt’s operating subsidiaries. The balance of the funds will be used primarily to fund Levitt’s operations and growth, and for general corporate purposes.

Notwithstanding the liquidity provided by the equity offering described above, Levitt expects to continue funding its short-term liquidity requirements generally through net cash provided by operations. Levitt further expects to meet its long-term liquidity requirements, for items such as acquisitions and debt service obligations, primarily with net cash provided by operations, long-term secured and unsecured indebtedness and the remaining proceeds of the equity offering. As of March 31, 2004 and December 31, 2003 Levitt had cash and cash equivalents of $45.8 million and $36.0 million, respectively.

At March 31, 2004, Levitt’s consolidated debt was approximately $172.9 million, including the $12.0 million of indebtedness that was repaid in April 2004 with the proceeds of the equity sale described above. Levitt’s debt principal payment obligations for the 12 months beginning March 31, 2004 are anticipated to total approximately $11.3 million ($5.0 million after giving effect to the repayment of debt with the proceeds of the equity offering).

Approximately $3.2 million of unsecured subordinated investment notes were outstanding as of March 31, 2004. The investment notes are unsecured obligations of Levitt Corporation and are subordinated to substantially all of Levitt’s other liabilities. The investment notes are not guaranteed by any subsidiaries or any other entity. The sale of the investment notes were registered under a registration statement filed with the SEC. In late 2003, Levitt ceased advertising the offering of the investment notes, and in March 2004, the unsold notes under the registration statement were deregistered. However, Levitt currently anticipates that during the next twelve months it may issue up to $100 million of debt securities which may consist of investment notes, subordinated debt, senior debt or other similar securities.

At March 31, 2004 and December 31, 2003, Levitt’s total borrowings from BankAtlantic, excluding joint ventures, were approximately $18.5 million and $18.1 million, respectively. Levitt’s joint ventures’ total borrowings from BankAtlantic were $639,000 and $22.7 million at March 31, 2004 and December 31, 2003, respectively.

Some of Levitt’s borrowing agreements contain provisions that, among other things, require Levitt to maintain certain financial ratios and a minimum net worth. These requirements may have the effect of limiting the amount of debt that Levitt can incur in the future and restricting the payment of dividends by Levitt and Levitt’s subsidiaries. At March 31, 2004, Levitt was in compliance with all loan agreement financial requirements and covenants. In connection with the development of certain of Levitt communities, community development districts are established to access bond financing for the funding of infrastructure development and other projects within the community. No liability is recorded for the repayment of principal and interest on the bonds until a district levies assessments on the properties Levitt owns within the district. As of March 31, 2004 and December 31, 2003, a development district in Tradition had $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of March 31, 2004, Levitt owned approximately 80% of the property in the district.

At March 31, 2004, Levitt had $156.4 million of commitments to purchase properties for development, of which approximately $12.5 million is subject to due diligence and satisfaction of certain requirements and conditions including financing contingencies. The following table summarizes certain information relating to outstanding purchase contracts.

	Purchase	Units/	Expected
	Price	Acres	Closing
Levitt and Sons Core Communities Levitt Commercial	$75.0 million $80.6 million $836,000	4,520 units 4,456 acres 22 units	2004 2004 2004

At March 31, 2004, cash deposits of approximately $4.3 million secured Levitt’s commitments under these contracts. Included in the table above are $23.5 million of commitments by Levitt and Sons to purchase properties from Core Communities in arms length transactions.

At March 31, 2004, Levitt’s backlog of 2,186 homes and 1,268 acres under contract had estimated sales value of approximately $510.2 million and $97.5 million, respectively. Levitt’s backlog is measured as homes subject to pending sales contracts, some of which are subject to financing contingencies in favor of the buyer.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

Interest Rate Risk

The majority of BankAtlantic Bancorp assets and liabilities are monetary in nature, subjecting BankAtlantic Bancorp to significant interest rate risk which would arise if the relative values of each of its assets and liabilities changed in conjunction with a general rise or decline in interest rates. BankAtlantic Bancorp has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring its potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 2004 resulting from a change in interest rates. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed explanation of the model methodology and the assumptions utilized by us.

Presented below is an analysis of BankAtlantic Bancorp’s interest rate risk at March 31, 2004 and December 31, 2003. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down (dollars in thousands).

As of March 31, 2004			As of December 31, 2003
	Net Portfolio			Net Portfolio
Changes	Value	Dollar	Changes	Value	Dollar
In Rate	Amount	Change	in Rate	Amount	Change
+200 bp	$496,045	$36,467	+200 bp	$470,869	$17,666
+100 bp	$493,315	$33,737	+100 bp	$482,543	$29,340
0	$459,578	$—	0	$453,203	$—
-100 bp	$413,276	$(46,302)	-100 bp	$408,921	$(44,282)
-200 bp	$389,999	$(69,579)	-200 bp	$391,156	$(62,047)

BankAtlantic’s net interest margin has improved since the third quarter of 2003. The improvement primarily resulted from the repayment of high fixed rate FHLB advances in the third and fourth quarter of 2003 as well as a slowing of residential loan prepayments and a significant increase in low cost deposits. BankAtlantic asset and liability committee monitors BankAtlantic’s interest rate risk. Based on the committee’s on-going review, it was determined that the repayment of high fixed rate FHLB advances should have a positive impact on BankAtlantic’s net interest margin. BankAtlantic prepaid $108 million of FHLB advances in March 2004, incurring an $11.7 million prepayment penalty. BankAtlantic will continue to evaluate its high fixed rate FHLB advances in light of market interest rate conditions and interest rate risk strategies to determine whether additional prepayments could reduce borrowing costs and improve its net interest margin. BankAtlantic may prepay additional FHLB advances subject to changes in interest rates and its interest rate risk strategies. We expect BankAtlantic’s net interest margin to improve during 2004 compared to 2003 as a result of advance repayments and growth in low cost deposits.

Levitt

Levitt is subject to interest rate risk on its long-term debt. At March 31, 2004, Levitt had $167.6 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $5.3 million in borrowings with fixed rates. Consequently, with respect to debt tied to an indexed rate, changes in interest rates may affect our earnings and cash flows, but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow.

Based upon the amount of variable rate debt outstanding at March 31, 2004 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase the interest incurred by Levitt by approximately $1.7 million per year.

Equity Price Risk

The portfolio of equity securities and exchange traded mutual funds held by BFC and BankAtlantic Bancorp are subject to equity pricing risks which would arise as the relative values of the equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of available for sale securities at March 31, 2004 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands).

	Available for sale
Percent
Change in	Equity	Mutual	Dollar
Fair Value	Securities	Funds	Change
20%	$4,135	$21,581	$4,286
10%	$3,791	$19,782	$2,143
0%	$3,446	$17,984	$—
-10%	$3,101	$16,186	$(2,143)
-20%	$2,757	$14,387	$(4,286)

Excluded from the above table is $1.8 million and $682,000 of investments in private companies held by BankAtlantic Bancorp and BFC, respectively, for which no current market exists. The ability to realize gains on or liquidate these investments will depend on future market conditions and is subject to significant risk.

Ryan Beck

Ryan Beck is exposed to the market risk that the financial instruments in which it trades and makes a market will fluctuate in value. These value fluctuations can be caused by changes in interest rates, equity prices, credit spreads or other market forces. The Company, through Ryan Beck, is therefore indirectly exposed to these market risks arising from Ryan Beck’s trading and market making activities.

Ryan Beck’s management monitors risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk (“VaR”) is the principal statistical method used by Ryan Beck to monitor its risk, and this method measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors.

Ryan Beck uses an historical simulation approach to measuring VaR using a 99% confidence level, a one day holding period and the most recent three months’ average volatility. The 99% VaR means that, on average, one would not expect to exceed such loss amount more than one time every one hundred trading days if the portfolio were held constant for a one-day period. The aggregate long and short value represents the one day market value of securities owned (long) and securities sold but not yet purchased (short) during the three months ended March 31, 2004.

The following table sets forth the high, low and average VaR for Ryan Beck during the period January 1, 2004 to March 31, 2004.

(dollars in thousands)

	High	Low	Average
VaR	$1,747	$113	$621
Aggregate Long Value	103,877	45,515	72,372
Aggregate Short Value	140,714	27,734	58,769

Item 4. Controls and Procedure

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

Changes in Internal Controls

In addition, we reviewed our internal control over financial reporting, and we concluded that no significant changes or other factors have significantly affected such control during the last fiscal quarter.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal. Ryan Beck was named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to Ryan Beck’s acquisition of Gruntal. In these actions, Ryan Beck is alleged to be the “successor” in interest to Gruntal, which allegations Ryan Beck denies. In some instances, the former Gruntal brokers against whom the claims relate are now employed by Ryan Beck, and in other instances the brokers are not employed by Ryan Beck. Ryan Beck did not assume any of the liabilities associated with these actions in the Gruntal transaction. While Ryan Beck does not consider any individual action to be material, an adverse result in a number of these actions in the aggregate could adversely affect the Company’s financial statements. In October 2002, Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws. In March 2004, the bankruptcy court entered an order confirming a plan of liquidation for Gruntal that included a third-party release in favor of Ryan Beck and BankAtlantic Bancorp and their respective officers, directors, employees, agents, successors and assigns. Based on the foregoing, it is expected that the majority of the pending claims will be dismissed by the arbitration panels and the courts currently hearing such matters.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Purchases of equity securities by the issuer and affiliated purchasers

			Total Number of	Maximum
			Shares Purchased	Number that May
		Average	as Part of Publicly	Yet Be Purchased
	Total Number of	price	Announced Plans	Under the Plans or
Period	Shares Purchased	per share	or Programs	Programs
January 1, 2004 through
January 31, 2004	—	$—	—	—
February 1, 2004 through February 29, 2004	92,964 (1)	$14.65	—	—
March 1, 2004 through March 31, 2004	—	—	— (2)	—

Total	92,964	$14.65	—	—

(1)	The number represents 6,092 shares of the Company’s Class A Common Stock and 86,873 shares of the Company’s Class B Common Stock received as consideration for the exercise price of options exercised during the period.

(2)	The Company currently has no plan or program to repurchase its equity securities.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1	CEO Certification pursuant to Regulation S-X Section 302

Exhibit 31.2	CFO Certification pursuant to Regulation S-X Section 302

Exhibit 32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports Filed on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: May 14, 2004	By:	/s/ Alan B. Levan
Alan B. Levan, President

Date: May 14, 2004	By:	/s/ Glen R. Gilbert
Glen R. Gilbert, Executive Vice President,
Chief Accounting Officer and Chief Financial Officer