Form 10-Q
period 2004-06-30
BFC FINANCIAL CORP
filed 2004-08-16
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES [X]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES [ ]	NO [X]

Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of the latest practicable date at August 10, 2004:

Class A Common Stock of $.01 par value, 18,181,698 shares outstanding.
Class B Common Stock of $.01 par value, 3,105,557 shares outstanding.

BFC Financial Corporation and Subsidiaries
Index to Consolidated Financial Statements

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Consolidated Statements of Financial Condition as of June 30, 2004 and December 31, 2003 – Unaudited
Consolidated Statements of Operations for the three and six month periods ended June 30, 2004 and 2003 – Unaudited
Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2004 and 2003 – Unaudited
Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2004 and 2003 – Unaudited
Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 – Unaudited
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
SECTION 302 CEO CERTIFICATION
SECTION 302 CFO CERTIFICATION
SECTION 906 CEO CERTIFICATION
SECTION 906 CFO CERTIFICATION

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition — Unaudited
June 30, 2004 and December 31, 2003
(In thousands, except share data)

	2004	2003
ASSETS
Cash and due from depository institutions	$230,154	$143,542
Federal funds sold and securities purchased under resell agreements	399	—
Securities owned (at fair value)	120,953	124,565
Securities available for sale (cost of $696,470 in 2004 and $350,118 in 2003)	696,698	360,442
Investment securities and tax certificates	194,046	192,706
Federal Home Loan Bank stock, at cost which approximates fair value	44,154	40,325
Loans receivable, net of allowance for loan losses of $47,809 in 2004 and $46,667 in 2003	3,856,974	3,611,612
Accrued interest receivable	27,892	27,912
Real estate held for development and sale	412,705	283,272
Investments in and advances to unconsolidated subsidiaries	87,259	106,048
Offices and equipment, net	106,200	93,654
Goodwill, net	78,215	76,674
Core deposit intangible asset, net	11,121	11,985
Due from clearing agent	16,048	—
Other assets	67,154	62,707

Total assets	$5,949,972	$5,135,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$3,250,105	$3,058,142
Customer deposits on real estate held for sale	58,236	52,134
Advances from FHLB	883,727	782,205
Securities sold under agreements to repurchase	332,196	120,874
Federal funds purchased	20,000	—
Subordinated debentures, notes and bonds payable	228,089	164,100
Junior subordinated debentures	263,266	263,266
Securities sold not yet purchased	51,321	37,813
Due to clearing agent	—	8,583
Deferred tax liabilities, net	10,149	2,895
Other liabilities	169,854	139,799

Total liabilities	5,266,943	4,629,811

Minority interest in consolidated subsidiaries	566,540	419,958

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2004 and none in 2003	150	—
Class A common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 18,181,686 shares in 2004 and 13,884,470 shares in 2003	165	126
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 3,088,534 shares in 2004 and 2,534,426 shares in 2003	29	23
Additional paid-in capital	48,494	24,654
Retained earnings	66,919	59,342

Total shareholders’ equity before accumulated other comprehensive income	115,757	84,145
Accumulated other comprehensive income	732	1,530

Total shareholders’ equity	116,489	85,675

Total liabilities and shareholders’ equity	$5,949,972	$5,135,444

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues
Financial Services:
Interest income	$59,477	$69,171	$118,471	$138,106
Investment banking	61,925	50,565	124,370	102,230
Other income	23,302	21,919	65,104	38,249

	144,704	141,655	307,945	278,585

Homebuilding and Real Estate Development:
Sales of real estate	142,530	67,039	241,053	120,003
Interest income	312	233	478	461
Other income	1,876	965	3,158	1,787

	144,718	68,237	244,689	122,251

Other Operations:
Interest income	96	98	189	196
Other income, net	166	198	1,557	849

	262	296	1,746	1,045

	289,684	210,188	554,380	401,881

Costs and Expenses
Financial Services:
Interest expense, net of interest capitalized	19,755	30,572	40,596	61,358
(Recovery) provision for loan losses	(1,963)	1,490	(2,822)	2,340
Employee compensation and benefits	63,538	57,415	130,718	114,827
Occupancy and equipment	11,046	9,615	21,296	19,353
Advertising and promotion	5,630	3,819	10,324	6,626
Amortization of intangible assets	425	439	864	893
Cost associated with debt redemption	—	1,648	11,741	1,648
Other expenses	17,263	21,554	34,973	39,703

	115,694	126,552	247,690	246,748

Homebuilding and Real Estate Development:
Cost of sales of real estate	107,046	49,101	176,076	88,595
Interest expense, net of interest capitalized	—	8	58	249
Employee compensation and benefits	8,796	4,635	16,462	8,390
Selling, general and administrative expenses	10,092	5,847	16,473	10,112
Other expenses	777	404	1,418	817

	126,711	59,995	210,487	108,163

Other Operations:
Interest expense	296	297	590	582
Employee compensation and benefits	770	643	1,618	1,254
Other expenses, net	462	398	854	525

	1,528	1,338	3,062	2,361

	243,933	187,885	461,239	357,272

Income before income taxes and equity in earnings from unconsolidated subsidiaries	45,751	22,303	93,141	44,609
Equity in earnings from unconsolidated subsidiaries	5,023	2,719	10,834	2,605

Income before income taxes, minority interest and discontinued operations	50,774	25,022	103,975	47,214
Provision for income taxes	21,938	10,588	44,145	19,778
Minority interest	25,575	13,318	52,197	24,503

Income from continuing operations	3,261	1,116	7,633	2,933
Income from discontinued operations, net of income tax benefit of $7 and $457	—	754	—	837

Net income	3,261	1,870	7,633	3,770
5% Preferred Stock dividends	17	—	17	—

Net income available to common shareholders	$3,244	$1,870	$7,616	$3,770

(Continued)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Earnings per share of common stock:
Basic earnings per share from continuing operations	$0.17	$0.06	$0.40	$0.16
Basic earnings per share from discontinued operations	—	0.04	—	0.05

Basic earnings per share of common stock	$0.17	$0.10	$0.40	$0.21

Diluted earnings per share from continuing operations	$0.14	$0.05	$0.32	$0.13
Diluted earnings per share from discontinued operations	—	0.04	—	0.04

Diluted earnings per share of common stock	$0.14	$0.09	$0.32	$0.17

Basic weighted average number of common shares outstanding	19,356	18,274	19,207	18,105
Diluted weighted average number of common and common equivalent shares outstanding	22,236	20,550	22,200	20,195

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$3,261	$1,870	$7,633	$3,770

Other comprehensive (loss), income net of tax:
Unrealized loss on securities available for sale, net of income tax	(1,107)	(319)	(771)	(673)
Minimum pension liability, net of income tax	—	290	—	228
Unrealized gain (loss) associated with investment in unconsolidated real estate subsidiary, net of income tax	(1)	40	(14)	102
Accumulated gain associated with cash flow hedges, net of income tax	—	66	—	14
Reclassification adjustment for cash flow hedges	—	18	—	36
Reclassification adjustment for net gain included in net income	(7)	—	(13)	(35)

	(1,115)	95	(798)	(328)

Comprehensive income	$2,146	$1,965	$6,835	$3,442

The components of other comprehensive (loss) income relate to the Company’s net unrealized gains (losses) on securities available for sale, net of income taxes and the Company’s proportionate shares of non-wholly owned subsidiaries other comprehensive income, net of income taxes, such as net unrealized losses on securities available for sale, minimum pension liability, unrealized gains or loss associated with investment in unconsolidated real estate subsidiary, and accumulated gains (losses) associated with cash flow hedges.

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Unaudited
For the Six Months Ended June 30, 2004 and 2003
(In thousands)

						Accumulated
						Other
						Compre-
		Class A	Class B	Additional		hensive
	Preferred	Common	Common	Paid-in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance, December 31, 2002	$—	58	21	24,077	52,387	868	77,411
Net income	—	—	—	—	3,770	—	3,770
Other comprehensive loss, net of tax	—	—	—	—	—	(328)	(328)
Net effect of subsidiaries’ capital transactions, net of income taxes	—	—	—	(98)	—	—	(98)
Common stock split	—	13	—	—	(13)	—	—
Issuance of Class B Common Stock	—	—	2	258	—	—	260
Tax effect relating to the exercise of stock options	—	—	—	442	—	—	442

Balance, June 30, 2003	$—	71	23	24,679	56,144	540	81,457

Balance, December 31, 2003	$—	126	23	24,654	59,342	1,530	85,675
Net income	—	—	—	—	7,633	—	7,633
Other comprehensive loss, net of tax	—	—	—	—	—	(798)	(798)
Net effect of subsidiaries’ capital transactions, net of income taxes	—	—	—	6,108	—	—	6,108
Retirement of common stock	—	—	(1)	(1,361)	—	—	(1,362)
Issuance of common stock	—	—	7	639	—	—	646
Issuance of 5% Preferred Stock	150	—	—	14,838	—	—	14,988
Cash dividends on 5% Preferred Stock	—	—	—	—	(17)	—	(17)
Common stock split	—	39	—	—	(39)	—	—
Tax effect relating to the exercise of stock options	—	—	—	3,616	—	—	3,616

Balance, June 30, 2004	$150	165	29	48,494	66,919	732	116,489

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows — Unaudited
For the Six Months Ended June 30, 2004 and 2003
(In thousands)

	For the Six Months
	Ended June 30,
	2004	2003
Income from continuing operations	$7,633	$2,933
Income from discontinued operations	—	837
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Minority interest in income of consolidated subsidiaries	52,197	24,503
(Recovery) provision for loan losses, real estate owned and tax certificates	(2,222)	3,695
Depreciation, amortization and accretion, net	8,631	8,789
Amortization of intangible assets	864	893
Change in real estate held for development and sale	(107,772)	(22,371)
Securities owned activities, net	3,612	(37,951)
Cost associated with debt redemption	11,741	1,648
Increase (decrease) in securities sold but not yet purchased	13,508	(3,035)
Equity in earnings of unconsolidated subsidiaries	(10,834)	(2,605)
(Originations) and repayments of loans held for sale, net	(71,690)	3,960
Proceeds from sales of loans held for sale	70,057	3,658
Gains on securities activities	(23)	(755)
Equity security litigation settlement gain	(23,938)	—
Gain on sales of real estate owned	(2,162)	—
Increase in deferred tax liabilities, net	10,473	—
Decrease in deferred tax asset, net	—	4,286
Decrease (increase) in accrued interest receivable	20	(172)
Increase in other assets	(11,890)	(11,329)
(Decrease) increase in due to clearing agent	(24,631)	33,619
Increase in other liabilities	20,410	40,328

Net cash (used in) provided by operating activities	(56,016)	50,931

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	105,809	101,999
Purchase of investment securities and tax certificates	(107,749)	(99,272)
Purchases of securities available for sale	(424,623)	(183,134)
Proceeds from sales and maturities of securities available for sale	111,649	373,163
Purchases of FHLB stock, net	(3,829)	(4,188)
Net purchases and originations of loans and leases	(217,796)	(662,210)
Repayments from unconsolidated subsidiaries, net	11,916	7,005
Net proceeds from sales of real estate owned	7,254	1,444
Net additions to office property and equipment	(17,856)	(5,778)
Acquisition of Bowden Building Corporation, net of cash acquired	(6,109)	—
Other	(1,905)	—
Net cash proceeds from the sale of Cumberland	—	1,235

Net cash used in investing activities	(543,239)	(469,736)

(Continued)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows — Unaudited
For the Six Months Ended June 30, 2004 and 2003
(In thousands)

	2004	2003
Financing activities:
Net increase (decrease) in deposits	$191,963	$(16,175)
Repayments of FHLB advances	(210,157)	(239,368)
Proceeds from FHLB advances	300,000	275,000
Net increase in securities sold under agreements to repurchase	211,322	101,843
Net increase in federal funds purchased	20,000	155,000
Repayment of notes and bonds payable	(112,100)	(126,980)
Proceeds from notes and bonds payable	159,364	73,102
Change in minority interest	(60)	—
Issuance of BFC common stock upon exercise of stock options	646	260
Retirement of BFC common stock	(1,362)	—
Issuance of 5% Preferred Stock, net of issuance cost	14,988	—
5% Preferred Stock dividends paid	(17)	—
Issuance of Levitt Corporation common stock, net of issuance cost	114,769	—
Issuance of BankAtlantic Bancorp common stock	1,777	992
Retirement of BankAtlantic Bancorp Class A common stock	(1,811)	—
Issuance of junior subordinated debentures	—	75,000
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(3,056)	(2,810)

Net cash provided by financing activities	686,266	295,864

Increase (decrease) in cash and cash equivalents	87,011	(122,941)
Cash and cash equivalents at beginning of period	143,542	252,577

Cash and cash equivalents at end of period	$230,553	$129,636

Supplementary disclosure of non-cash investing and financing activities:
Interest paid	$46,746	$69,543
Income taxes paid	37,963	10,822
Loans transferred to real estate owned	838	749
Net loan recoveries (charge-offs)	3,964	(52)
Tax certificate charge-offs, net	(100)	(256)
Acquisition goodwill adjustments	—	(734)
Transfer of relocated branch to real estate held for sale	—	1,000
Issuance of BankAtlantic Bancorp Class A Common Stock upon conversion of subordinated debentures	—	211
July settlement of securities available for sale purchased in June	16,604	—
Increase in investments and advances to unconsolidated subsidiaries related to the deferred gain on non-monetary exchange	508	—
Fair value of assets acquired from acquisition of Bowden Building Corporation	26,696	—
Fair value of liabilities assumed from acquisition of Bowden Building Corporation	20,587	—
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	6,108	(98)
Decrease in accumulated other comprehensive income, net of taxes	(798)	(328)
Increase in shareholders’ equity for the tax effect related to the exercise of employee stock options	3,616	—

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Presentation of Interim Financial Statements

BFC Financial Corporation and its subsidiaries (identified as the “Company” and “BFC”) is a diversified holding company whose principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). As a consequence of its direct controlling interests, BFC has indirect controlling interests through BankAtlantic Bancorp in BankAtlantic and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”) and through its control of Levitt, BFC has an interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling minority investment in Benihana, Inc. (“Benihana”). As a result of our position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision. The Company’s primary activities currently relate to managing and monitoring our holdings, particularly in BankAtlantic Bancorp and Levitt and evaluating potential future investments in diverse operating businesses.

Some key introductory comments about BFC’s financial statements and reporting are helpful to an understanding of BFC and its results. As a holding company with control positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require the consolidation of the financial results of both BankAtlantic Bancorp and Levitt. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from the entity. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 22.1% and 16.6%, respectively, which results in BFC recognizing only 22.1% and 16.6% of BankAtlantic Bancorp’s and Levitt’s income, respectively.

BankAtlantic Bancorp (NYSE:BBX) is a Florida-based diversified financial services holding company. BankAtlantic Bancorp’s principal assets include the capital stock of BankAtlantic and Ryan Beck. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida, which provides traditional retail banking services and a wide range of commercial banking products and related financial services. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck offers a wide range of investment and insurance products for retail and institutional clients.

Levitt (NYSE:LEV) engages in homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Bowden Building Corporation (“Bowden”), Core Communities, LLC (“Core Communities”), Levitt Commercial, LLC (“Levitt Commercial”) and investments in real estate projects. Levitt also owns approximately 36% of the outstanding common stock of Bluegreen, a New York Stock Exchange-listed (NYSE:BXG) company that acquires, develops, markets and sells vacation ownership interests in primarily “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities. Levitt acquired Bowden on April 28, 2004 for approximately $7.4 million. Bowden is a builder of single family homes based in Memphis, Tennessee.

BFC’s ownership in BankAtlantic Bancorp and Levitt as of June 30, 2004 was as follows:

		Percent of	Percent
	Shares	Total	of
	Owned	Outstanding	Vote
BankAtlantic Bancorp
Class A Common Stock (a)	8,347,400	15.2%	8.1%
Class B Common Stock	4,876,124	100.0%	47.0%
Total	13,223,524	22.1%	55.1%
Levitt
Class A Common Stock	2,074,240	11.2%	5.9%
Class B Common Stock	1,219,031	100.0%	47.0%
Total	3,293,271	16.6%	52.9%

(a)	Includes 50,422 shares directly held by a limited partnership in which BFC has a controlling interest of 56.5%.

The percentage of votes controlled by the Company determines the Company’s consolidation policy, whereas, the percentage of ownership of total outstanding common stock determines the amount of BankAtlantic Bancorp and Levitt net income recognized by the Company.

In April 2004, Levitt sold 5,000,000 shares of its Class A Common Stock in an underwritten public offering, which decreased BFC’s combined ownership of Levitt’s outstanding common stock by approximately 5.6% and decreased BFC’s voting interest in Levitt by 2.2%.

During 2003, Ryan Beck sold two of it subsidiaries, The GMS Group, LLC (“GMS”) and Cumberland Advisors (“Cumberland”). As a consequence of the sales, the financial information of GMS and Cumberland are not included in the 2004 financial statements presented in this report or in the Company’s Consolidated Statement of Financial Condition at December 31, 2003. GMS and Cumberland financial information for the six months ended June 30, 2003 is included in the Company’s Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows Consolidated Statement of Operations as “Discontinued Operations”.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority-controlled subsidiaries, including BankAtlantic Bancorp and Levitt, majority-owned joint ventures and variable interest entities in which the Company’s subsidiaries are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring items, except for the litigation settlement gain during the six months ended June 30, 2004, considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and quarterly report on Form 10-Q for the quarter ended March 31, 2004. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2004. The Company changed the presentation of its Consolidated Statements of Operations to provide a clearer and more transparent view of the Company’s diverse activities.

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

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based compensation – Transition and Disclosure”, to stock-based employee compensation (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Pro forma net income
Net income, as reported	$3,261	$1,870	$7,633	$3,770
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and minority interest	10	20	20	32
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(120)	(201)	(351)	(338)

Pro forma net income	$3,151	$1,689	$7,302	$3,464

Earnings per share:
Basic as reported	$0.17	$0.10	$0.40	$0.21

Basic pro forma	$0.16	$0.09	$0.38	$0.19

Diluted as reported	$0.14	$0.09	$0.32	$0.17

Diluted pro forma	$0.13	$0.08	$0.31	$0.16

3. Litigation Settlement

In March 2004, the Company recognized a $23.9 million gain from a settlement of litigation with a technology company. In accordance with the terms of the settlement, BankAtlantic Bancorp sold its stock in the technology company to a third party investor group for its original cost of $15 million and received from the investor group and the technology company additional compensation for legal expenses and damages consisting of $1.7 million in cash and 378,160 shares of BankAtlantic Bancorp’s Class A common stock that had been owned by the technology company. BankAtlantic Bancorp retired its Class A common stock on the settlement date. In addition to the investment held by BankAtlantic Bancorp, an investment in the technology company was also made by a limited partnership in which BFC has an approximately 56.5% controlling interest. The limited partnership chose not to sell its common stock in the technology company but recovered legal fees and damages of $309,845 in cash and 50,422 shares of BankAtlantic Bancorp Class A common stock in connection with the settlement.

4. Advances from the Federal Home Loan Bank

During March 2004, BankAtlantic prepaid $108 million of fixed rate Federal Home Loan Bank (“FHLB”) advances with a weighted average interest rate of 5.55%, incurring prepayment penalties of $11.7 million. Also during the first quarter of 2004, BankAtlantic prepaid a $50 million variable rate FHLB advance scheduled to mature in 2004 with an interest rate of 1.17%. During the three and six months ended June 30, 2004, $7.7 million and $40.7 million of FHLB advances matured. These advances had weighted average interest rates of 2.25% and 1.67%, respectively. During the three months ended June 30, 2004, BankAtlantic borrowed $300 million from the FHLB in the form of variable rate advances having a current weighted average interest rate of 1.27% and maturity dates ranging from August 2004 to May 2005.

Of the $883.7 million of FHLB advances outstanding at June 30, 2004, $531 million mature between 2008 and 2011 and have a weighted average interest rate of 5.41%, and $60 million mature between 2004 and 2006 and have a weighted average interest rate 1.63%.

5. Defined Benefit Pension Plan

Under BankAtlantic’s Retirement Plan for the Employees of BankAtlantic (the “Plan”), net periodic pension expense (benefit) incurred includes the following components (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	383	369	766	738
Expected return on plan assets	(500)	(371)	(1,000)	(742)
Amortization of unrecognized net gains and losses	111	294	221	589

Net periodic pension expense (benefit)	$(6)	$292	$(13)	$585

BankAtlantic did not contribute to the Plan during the six months ended June 30, 2004 and 2003. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2004.

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

Ryan Beck’s securities owned consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
States and municipalities	$16,697	$9,903
Corporations	10,757	5,159
U.S. Government and agencies	48,852	62,229
Corporate equities	16,670	15,072
Mutual funds	27,055	24,639
Certificates of deposit	922	7,563

	$120,953	$124,565

Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. As of June 30, 2004, balances due from the clearing broker were $16.0 million. As of December 31, 2003, balances due to the clearing broker were $8.6 million.

Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
States and municipalities	$87	$67
Corporations	5,049	1,963
U.S. Government and agencies	39,967	32,231
Corporate equities	6,171	3,544
Certificates of deposit	47	8

	$51,321	$37,813

Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

7. Loans Receivable

The consolidated loan and lease portfolio consisted of the following components (in thousands):

	June 30,	December 31,
	2004	2003
Real estate loans:
Residential	$1,506,875	$1,343,657
Construction and development	1,550,715	1,322,268
Commercial real estate	869,752	1,071,787
Small business – mortgage	117,647	107,835
Other loans:
Second mortgages	395,260	333,655
Commercial business	104,649	91,724
Small business — non-mortgage	60,822	51,898
Deposit overdrafts	5,464	4,036
Consumer loans	15,790	17,892
Residential loans held for sale	3,786	2,254
Other loans	4,175	4,175
Discontinued loan products	19,563	35,544

Total gross loans	4,654,498	4,386,725

Adjustments:
Undisbursed portion of loans in process	(747,850)	(728,100)
Premiums related to purchased loans	4,603	6,899
Deferred fees	(5,899)	(6,656)
Deferred profit on commercial real estate loans	(569)	(589)
Allowance for loan and lease losses	(47,809)	(46,667)

Loans receivable – net	$3,856,974	$3,611,612

Levitt had outstanding loans due to BankAtlantic Bancorp and BankAtlantic of $52.9 million and $61.6 million at June 30, 2004 and December 31, 2003, respectively. These inter-company loans and related interest were eliminated in consolidation. Investments in and advances to unconsolidated subsidiaries includes loans due to BankAtlantic from Levitt’s joint ventures of approximately $23.2 million at December 31, 2003 and none at June 30, 2004. In January 2004, a joint venture loan due to BankAtlantic in the amount of $21.5 million was paid off in connection with the sale of the joint venture project. For the three and six month periods ended June 30, 2004, BankAtlantic Bancorp’s interest income included $630,000 and $1.3 million, respectively, of interest income related to loans to

Levitt, which are eliminated in consolidation. During the three and six months ended June 30, 2003, because Levitt was a wholly owned subsidiary of BankAtlantic Bancorp, $600,000 and $1.2 million, respectively, of interest income related to loans to Levitt were eliminated in BankAtlantic Bancorp consolidation. At June 30, 2004, BankAtlantic had $12.4 million of undisbursed loans in process to Levitt.

8. Real Estate Held for Development and Sale

Real estate held for development and sale consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Land and land development costs	$278,892	$183,847
Construction costs	111,477	75,087
Other capitalized costs	15,689	17,378
Other real estate	6,647	6,960

Total	$412,705	$283,272

At June 30, 2004, real estate held for development and sale consists of the combined activities of Levitt and its subsidiaries in the amount of $384 million; the activities of a 50% owned real estate joint venture in which BankAtlantic Bancorp is the primary beneficiary as defined by FIN 46, in the amount of $22.1 million; and, included in “other real estate” held for development and sale is real estate owned directly by BFC, which includes Burlington Manufacturers Outlet Center (“BMOC”), a shopping center in North Carolina and the unsold land at the commercial development known as Center Port in Pompano Beach, Florida, in the combined amount of $3.6 million. Also included in real estate held for development and sale at June 30, 2004 and December 31, 2003, is $3.0 million associated with BankAtlantic Bancorp’s branch banking facilities held by BankAtlantic.

9. Investments In and Advances to Unconsolidated Subsidiaries

The consolidated statements of financial condition include the following amounts for investments in and advances to unconsolidated subsidiaries consisting of the following (in thousands):

	June 30,	December 31,
	2004	2003
Investment in Bluegreen Corporation	$75,678	$70,852
Investments in and loans to real estate joint ventures	3,671	27,286
Investment in statutory business trusts	7,910	7,910

	$87,259	$106,048

Levitt’s investment in Bluegreen is accounted for under the equity method. As of June 30, 2004, the 9.5 million shares of Bluegreen common stock owned represented approximately 36% of Bluegreen’s outstanding common stock.

Bluegreen’s condensed balance sheets and condensed statements of income are as follows (in thousands):

Bluegreen’s Condensed Consolidated Balance Sheet

	June 30,	December 31,
	2004	2003
Assets	$599,251	$570,406

Liabilities	382,295	378,878
Minority interest	6,980	4,648
Shareholders’ equity	209,976	186,880

Total liabilities and shareholders’ equity	$599,251	$570,406

Bluegreen’s Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues and other income	$153,374	$106,843	$260,591	$187,725
Cost and other expenses	137,078	96,001	235,823	172,968

Income before minority interest and provision for income taxes	16,296	10,842	24,768	14,757
Minority interest	1,503	266	2,332	723

Income before provision for income taxes	14,793	10,576	22,436	14,034
Provision for income taxes	5,695	4,350	8,638	5,681

Net income	$9,098	$6,226	$13,798	$8,353

10. Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in assessing performance and deciding how to allocate resources. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The activities of reportable segments exclude discontinued operations, extraordinary gains (losses) and income (loss) from changes in accounting principles.

The information provided for Segment Reporting is based on internal reports utilized by management. The presentation and allocation of interest expense and overhead and the net contribution for the operating segments may not reflect the actual economic costs, contribution or results of operations of the segments as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management’s view, likely not be impacted.

As of January 1, 2004, the Company implemented a new internal reporting methodology for evaluating our reportable segment performance. As a result, the Company is currently organized into three major reportable segments: Financial Services, Homebuilding and Real Estate Development and Other.

The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segments

Financial Services

Financial Services division consists of BankAtlantic Bancorp and its subsidiaries’ operations. Financial Services activities consist of a broad range of banking operations including investments, tax certificates, residential loans purchased, CRA lending, real estate capital services, commercial lending, commercial deposits, consumer and small business lending, ATM operations and branch banking. Also included in Financial Services is a broad range of investment banking and brokerage operations.

Homebuilding and Real Estate Development

Homebuilding and Real Estate Development division consists of Levitt and its subsidiaries’ operations including Levitt’s investment in Bluegreen. Homebuilding and real estate activities are centered around homebuilding, land development of master planned communities, commercial real estate development and investments in other real estate ventures.

Other

Other results includes BFC Holding Company operations which consists of BFC’s real estate owned; loans receivable that relate to previously owned properties; other securities and investments; BFC’s overhead and interest expense and the financial results of venture partnerships, which BFC controls. Segment results do not reflect the Company’s equity from earnings in BankAtlantic Bancorp and or Levitt, but include the provision for income taxes relating to the tax effect of the Company’s earnings from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Inter-company loans, interest income and interest expense and management and consulting fees are eliminated for consolidated presentation. The Company evaluates segment performance based on net income after tax.

The table below reflects the Company’s consolidated data of our business segment for the three months ended June 30, 2004 and 2003 (in thousands):

		Homebuilding
	Financial	and Real Estate
2004	Services	Development	Other	Eliminations	Total
Revenues:
Sales of real estate	$—	$142,530	$—	$—	$142,530
Interest income	60,107	312	96	(630)	59,885
Investment banking	61,925	—	—	—	61,925
Other income	23,302	1,876	268	(102)	25,344

	145,334	144,718	364	(732)	289,684

Cost and Expenses:
Cost of sale of real estate	—	107,676	—	(630)	107,046
Interest expense, net of capitalized	19,755	—	296	—	20,051
(Recovery) for loan losses	(1,963)	—	—	—	(1,963)
Other expenses	97,902	19,665	1,334	(102)	118,799

	115,694	127,341	1,630	(732)	243,933

	29,640	17,377	(1,266)	—	45,751
Equity in earnings from unconsolidated subsidiaries	118	4,905	—	—	5,023

Income (loss) before income taxes	29,758	22,282	(1,266)	—	50,774
Provision for income taxes	11,498	8,595	1,845	—	21,938

Income (loss) from continuing operations before minority interest	18,260	13,687	(3,111)	—	28,836
Minority interest	14,189	11,412	(26)	—	25,575

Income (loss) from continuing operations	4,071	2,275	(3,085)	—	3,261

Total assets at June 30, 2004	$5,406,090	$611,104	$29,152	$(96,374)	$5,949,972

		Homebuilding
	Financial	and Real Estate
2003	Services	Development	Other	Eliminations	Total
Revenues:
Sales of real estate	$—	$67,039	$—	$—	$67,039
Interest income	69,221	233	98	(50)	69,502
Investment banking	50,565	—	—	—	50,565
Other income	21,919	965	251	(53)	23,082

	141,705	68,237	349	(103)	210,188

Cost and Expenses:
Cost of sale of real estate	—	49,151	—	(50)	49,101
Interest expense, net	30,572	8	297	—	30,877
Provision for loan losses	1,490	—	—	—	1,490
Other expenses	94,490	10,886	1,094	(53)	106,417

	126,552	60,045	1,391	(103)	187,885

	15,153	8,192	(1,042)	—	22,303
Equity in earnings from unconsolidated subsidiaries	118	2,171	—	430	2,719

Income (loss) before income taxes	15,271	10,363	(1,042)	430	25,022
Provision for income taxes	5,462	3,997	978	151	10,588

Income (loss) from continuing operations before minority interest	9,809	6,366	(2,020)	279	14,434
Minority interest	8,399	4,928	(9)	—	13,318

Income (loss) from continuing operations	1,410	1,438	(2,011)	279	1,116

Total assets at June 30, 2003	$5,489,196	$329,657	$17,666	$—	$5,836,519

The table below reflects the Company’s consolidated data of our business segment for the six months ended June 30, 2004 and 2003 (in thousands):

		Homebuilding
	Financial	and Real Estate
2004	Services	Development	Other	Eliminations	Total
Revenues:
Sales of real estate	$—	$241,053	$—	$—	$241,053
Interest income	119,736	478	189	(1,265)	119,138
Investment banking	124,370	—	—	—	124,370
Other income	65,104	3,158	1,712	(155)	69,819

	309,210	244,689	1,901	(1,420)	554,380

Cost and Expenses:
Cost of sale of real estate	—	177,341	—	(1,265)	176,076
Interest expense, net	40,596	58	590	—	41,244
Recovery for loan losses	(2,822)	—	—	—	(2,822)
Other expenses	209,916	34,353	2,627	(155)	246,741

	247,690	211,752	3,217	(1,420)	461,239

	61,520	32,937	(1,316)	—	93,141
Equity in earnings from unconsolidated subsidiaries	236	10,598	—	—	10,834

Income (loss) before income taxes	61,756	43,535	(1,316)	—	103,975
Provision for income taxes	22,972	16,793	4,380	—	44,145

Income (loss) from continuing operations before minority interest	38,784	26,742	(5,696)	—	59,830
Minority interest	30,148	21,564	485	—	52,197

Income (loss) from continuing operations	8,636	5,178	(6,181)	—	7,633

Total assets at June 30, 2004	$5,406,090	$611,104	$29,152	$(96,374)	$5,949,972

		Homebuilding
	Financial	and Real Estate
2003	Services	Development	Other	Eliminations	Total
Revenues:
Sales of real estate	$—	$120,003	$—	$—	$120,003
Interest income	138,186	461	196	(80)	138,763
Investment banking	102,230	—	—	—	102,230
Other income	38,249	1,787	956	(107)	40,885

	278,665	122,251	1,152	(187)	401,881

Cost and Expenses:
Cost of sale of real estate	—	88,675	—	(80)	88,595
Interest expense, net	61,358	249	582	—	62,189
Provision for loan losses	2,340	—	—	—	2,340
Other expenses	183,050	19,319	1,886	(107)	204,148

	246,748	108,243	2,468	(187)	357,272

	31,917	14,008	(1,316)	—	44,609
Equity in earnings from unconsolidated subsidiaries	200	1,724	—	681	2,605

Income (loss) before income taxes	32,117	15,732	(1,316)	681	47,214
Provision for income taxes	11,490	6,072	1,977	239	19,778

Income (loss) from continuing operations before minority interest	20,627	9,660	(3,293)	442	27,436
Minority interest	16,963	7,478	62	—	24,503

Income (loss) from continuing operations	3,664	2,182	(3,355)	442	2,933

Total assets at June 30, 2003	$5,489,196	$329,657	$17,666	$—	$5,836,519

Goodwill by reportable segment was as follow (in thousands).

		Homebuilding
	Financial	and Real Estate
	Services	Development	Total
December 31, 2003	$76,674	$—	$76,674
Additions	—	1,541	1,541

June 30, 2004	$76,674	$1,541	$78,215

The $1.5 million addition to goodwill resulted from the Bowden acquisition.

11. Financial instruments with off-balance sheet risk

Financial instruments of the consolidated entities with off-balance sheet risk were (in thousands):

	June 30,	December 31,
	2004	2003
Commitment to sell fixed rate residential loans	$18,646	$12,962
Commitment to sell variable rate residential loans	8,000	3,740
Forward contracts to purchase mortgage-backed securities	5,396	8,611
Commitments to purchase other investment securities	1,655	—
Commitments to purchase fixed rate residential loans	80,000	40,242
Commitments to purchase variable rate residential loans	9,877	3,500
Commitments to originate loans held for sale	22,644	14,271
Commitments to originate loans held to maturity	411,362	370,071
Commitments to extend credit, including the undisbursed portion of loans in process	1,112,791	1,048,738
Standby letters of credit	38,846	31,722
Commercial lines of credit	103,510	162,623
Commitment to acquire Benihana Preferred Stock	20,000	—

On July 1, 2004 BFC purchased $10 million of Benihana Preferred Stock thereby reducing its remaining commitment to $10 million as of that date.

Other than the Benihana Preferred Stock commitment, BFC did not have any financial instruments with off-balance risk and the instruments of the consolidated entities set forth above are those of our controlled entities, BankAtlantic Bancorp and Levitt and are all non-recourse to BFC.

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. This type of standby letters of credit had a maximum exposure of $33.8 million at June 30, 2004. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing payment for goods and services. This type of standby letters of credit had a maximum exposure of $5.0 million at June 30, 2004. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2004 and December 31, 2003 was $31,000 and $110,000, respectively, of unearned guarantee fees.

In connection with the development of certain of Levitt’s communities, Levitt establishes community development districts to access bond financing for the funding of infrastructure development and other projects within the community. No liability is recorded for the repayment of principal and interest on the bonds until the related assessments levied on the properties Levitt owns within the district become fixed and determinable. If Levitt were not able to establish community development districts, Levitt would need to fund community infrastructure development out of operating income or through other sources of financing or capital. As of June 30, 2004, a development district in Tradition had $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of June 30, 2004, Levitt owned approximately 80% of the property in the district.

At June 30, 2004, Levitt and its subsidiaries had $100.5 million of commitments to purchase properties for development, approximately $25.8 million of which are subject to due diligence and satisfaction of certain requirements and conditions, including financing contingencies. Cash deposits and option payments of approximately $3.5 million secured the commitments under these contracts.

At June 30, 2004, the Company did not have any other off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.

12. Discontinued operations

During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, GMS and Cumberland. The operations of those subsidiaries are presented as discontinued operations in our statements of operations for the six and three month periods ended June 30, 2003.

The components of earnings from discontinued operations for the three and six month periods ended June 30, 2003 were as follows (in thousands):

	Three	Six
	Months	Months
Revenues:
Interest income	$2,620	$4,650
Investment banking income	7,526	13,845
Other	737	1,079

	10,883	19,574

Expenses:
Interest expense	472	834
Employee compensation and benefits	7,094	13,461
Other	2,570	4,899

	10,136	19,194

Income from discontinued operations before income taxes	747	380
Benefit for income taxes	(7)	(457)

Income from discontinued operations, net of tax	$754	$837

13. 5% Cumulative Convertible Preferred Stock

The Company’s authorized capital stock includes 10 million shares of preferred stock at a par value of $.01 per share, of which on June 7, 2004 the Board of Directors of the Company designated 15,000 shares of the preferred stock as 5% Cumulative Convertible Preferred Stock (the “5% Preferred Stock”) and on June 21, 2004 sold the shares to an investor group in a private offering. The 5% Preferred Stock has a stated value of $1,000 per share, with conversion rights into the Company’s Class A Common Stock subject to and upon compliance with certain provisions. The shares of 5% Preferred Stock may be redeemed at the option of the Company, at any time and from time to time on or after April 30, 2005, at redemption prices (the “Redemption Price”) ranging from $1,050 per share for the year 2005 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the Redemption Price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock are entitled to receive when and as declared by the Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. The 5% Preferred Stock has no voting rights except as required by Florida law.

Holders of the 5% Preferred Stock have the option at any time on or after April 30, 2007 to convert the 5% Preferred Stock into shares of the Company’s Class A Common Stock, with the number of shares determined by dividing the stated value of $1,000 per share by the conversion price of $12 per share (“Conversion Price”) of Class A Common Stock. The Conversion Price is subject to customary anti-dilution adjustments. The holders may convert their shares of 5% Preferred Stock before April 30, 2007 if i) the Class A Common Stock has a closing price equal to 150% of the Conversion Price then in effect for the 20 consecutive trading days prior to the delivery of a conversion notice or ii) the Company has delivered a redemption notice on or after April 30, 2005.

Under current GAAP, the 5% Preferred stock will not be included in diluted income per share for earnings per share calculations, unless the conditions to conversion summarized above are satisfied.

14. Earnings per share

The Company has two classes of common stock outstanding. The two-class method of presenting earnings per share is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. The number of options considered outstanding shares for diluted earnings per share is based upon application of the treasury stock method to the options outstanding as of the end of the period. I.R.E. Realty Advisory Group, Inc. (“RAG”) owns 3,711,426 of BFC Financial Corporation’s Class A Common Stock and 500,000 shares of BFC Financial Corporation Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 1,686,843 shares of Class A Common Stock and 227,250 shares of Class B Common Stock are treated as treasury stock, for computing the number of shares outstanding for purposes of earnings per share.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share data).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Basic earnings per share
Numerator:
Income from continuing operations	$3,261	$1,116	$7,633	$2,933
Less: Preferred stock dividends	17	—	17	—

Income from continuing operations available to common shareholders	3,244	1,116	7,616	2,933
Discontinued operations, net of taxes	—	754	—	837

Net income available to common shareholders	$3,244	$1,870	$7,616	$3,770

Denominator:
Weighted average number of common shares outstanding	21,270	20,188	21,121	20,019
Eliminate RAG weighted average number of common shares	(1,914)	(1,914)	(1,914)	(1,914)

Basic weighted average number of common shares outstanding	19,356	18,274	19,207	18,105

Basic earnings per share:
Earnings per share from continuing operations	$0.17	$0.06	$0.40	$0.16
Earnings per share from discontinued operations	—	0.04	—	0.05

Basic earnings per share	$0.17	$0.10	$0.40	$0.21

Diluted earnings per share
Numerator
Income available to common shareholders	$3,244	$1,116	$7,616	$2,933
Effect of securities issuable by subsidiaries	(192)	(108)	(452)	(238)

Income available after assumed dilution	3,052	1,008	7,164	2,695

Discontinued operations, net of taxes	—	754	—	837
Effect of securities issuable by subsidiaries	—	(10)	—	(14)

Discontinued operations, net of taxes after assumed dilution	—	744	—	823

Net income available after assumed dilution	$3,052	$1,752	$7,164	$3,518

Denominator
Weighted average number of common shares outstanding	21,270	20,188	21,121	20,019
Eliminate RAG weighted average number of common shares	(1,914)	(1,914)	(1,914)	(1,914)
Common stock equivalents resulting from stock-based compensation	2,880	2,276	2,993	2,090

Diluted weighted average shares outstanding	22,236	20,550	22,200	20,195

Diluted earnings per share
Earnings per share from continuing operations	$0.14	$0.05	$0.32	$0.13
Earnings per share from discontinued operations	—	0.04	—	0.04

Diluted earnings per share	$0.14	$0.09	$0.32	$0.17

15. Interest expense of consolidated entities, net of interest capitalized

Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period of the property at the effective rates paid on borrowings. Capitalization of interest is discontinued when development ceases at a project. Interest is amortized to cost of sales as related homes, land and units are sold. The following table is a summary of interest incurred on notes and mortgage notes payable and the amounts capitalized (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest expense	$22,779	33,074	$46,215	66,640
Interest capitalized	(2,728)	(2,197)	(4,971)	(4,451)

Interest expense, net	$20,051	30,877	$41,244	62,189

The following table is a summary of interest expense, net by our consolidated entities for the three and six month periods ended June 30, 2004 and 2003 (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
BankAtlantic Bancorp	$19,755	30,572	$40,596	61,358
Levitt	—	8	58	249
BFC	296	297	590	582

	$20,051	30,877	$41,244	62,189

16. Subsequent events

During the quarter ended June 30, 2004, the Company entered into an agreement with Benihana Inc., to purchase an aggregate of 800,000 shares of Series B Convertible Preferred Stock (“Convertible Preferred Stock”) for $25.00 per share. Benihana is a NASDAQ-listed company with two listed classes of common shares :Common Stock (BNHN) and Class A Common Stock (BNHNA). On July 1, 2004, the Company funded the first tranche in the amount of $10.0 million for the purchase of 400,000 shares of Convertible Preferred Stock. The purchase of the remaining 400,000 shares will be funded from time to time at the election of Benihana during the two-year period commencing on the first anniversary of the closing. The shares of Convertible Preferred Stock are convertible into Benihana common stock at a conversion price of $19.00 per share, subject to adjustment from time to time upon certain defined events. The shares of the Convertible Preferred Stock have voting rights on “as if converted” basis together with Benihana’s common stock on all matters put to a vote of the holders of Benihana’s common stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding voting as a single class are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter commencing September 30, 2004. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless the holders of a majority of the outstanding Convertible Preferred Stock elect to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. In addition, the Convertible Preferred Stock may be redeemed by Benihana for a limited period of time beginning three years from the date of issue if the price of Benihana’s common stock is at least $38.00 for sixty consecutive trading days. Based upon Benihana’s currently outstanding capital stock, the Convertible Preferred Stock currently held represents approximately 13% of Benihana’s voting and 5% of Benihana economic interest. Accordingly, the Benihana investment is currently accounted under the cost method.

Benihana has operated teppanyaki-style dinnerhouse restaurants in the United States for 40 years. Benihana has exclusive rights to own, develop and license Benihana and Benihana Grill restaurants in the United States, Central and South America and the islands of the Caribbean. John E. Abdo, Vice Chairman of the Company Board of

Directors, is a member of Benihana Board of Directors. Further, Darwin Dornbush, a member of Levitt’s Board of Directors is a director and corporate secretary of Benihana.

Benihana of Tokyo, Inc., Individually and on behalf of Benihana, Inc., v. Benihana, Inc., et.al., Civil Action 550-N, In the Court of Chancery in the State of Delaware in and for New Castle County. On July 2, 2004, Benihana of Tokyo, Inc. a major shareholder of Benihana filed suit against Benihana, Inc., the members of the Benihana Board of Directors and BFC Financial Corporation, seeking to rescind BFC’s transaction with Benihana. Benihana of Tokyo, a major shareholder of Benihana, Inc., claims the transaction was created for the sole or primary purpose of diluting the stock interest of Benihana of Tokyo. It further claims that, in light of the relationship of certain members of the Benihana Board with BFC, the Benihana Board breached the fiduciary duties owed to the Benihana shareholders. The Complaint also alleges that through John Abdo, as a member of the Benihana Board and BFC’s Vice-Chairman, and Darwin Dornbush, as a member of the Benihana Board and a member of Levitt’s Board, BFC has aided and abetted in the Board’s breaches of fiduciary duty. Benihana has indicated its intention to contest this litigation.

On July 26, 2004 Levitt’s Board of Directors declared a cash dividend of $0.02 per share on its Class A Common Stock and Class B Common Stock. Levitt’s Board set the payment date for August 16, 2004, to all shareholders of record as of 5:00 p.m. on August 9, 2004. Levitt has not adopted a policy of regular dividend payments. The Company’s cash dividend from Levitt will be approximately $66,000.

BFC Financial Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

BFC Financial Corporation and its subsidiaries (identified as the “Company”, “BFC” and “we”) is a diversified holding company whose principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). As a consequence of its direct controlling interests, BFC has indirect controlling interests through BankAtlantic Bancorp in BankAtlantic and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”) and through its control of Levitt, BFC has an interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling minority investment in Benihana, Inc. (“Benihana”). As a result of our position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision. The Company’s primary activities currently relate to managing and monitoring our holdings, particularly in BankAtlantic Bancorp and Levitt and evaluating potential future investments in diverse operating businesses.

Some key introductory comments about BFC’s financial statements and reporting are helpful to an understanding of BFC and its results. As a holding company with control positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require the consolidation of the financial results of both BankAtlantic Bancorp and Levitt. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from the entity. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 22.1% and 16.6%, respectively, which results in BFC recognizing only 22.1% and 16.6% of BankAtlantic Bancorp’s and Levitt’s income, respectively.

BankAtlantic Bancorp (NYSE:BBX) is a Florida-based diversified financial services holding company. BankAtlantic Bancorp’s principal assets include the capital stock of BankAtlantic and Ryan Beck. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida, which provides traditional retail banking services and a wide range of commercial banking products and related financial services. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck offers a wide range of investment and insurance products for retail and institutional clients.

Levitt (NYSE:LEV) engages in homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Bowden Building Corporation (“Bowden”), Core Communities, LLC (“Core Communities”), Levitt Commercial, LLC (“Levitt Commercial”) and investments in real estate projects. Levitt also owns approximately 36% of the outstanding common stock of Bluegreen, a New York Stock Exchange-listed (NYSE:BXG) company that acquires, develops, markets and sells vacation ownership interests in primarily “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities. Levitt acquired Bowden on April 28, 2004 for approximately $7.4 million. Bowden is a builder of single family homes based in Memphis, Tennessee.

At June 30, 2004, the Company’s ownership of BankAtlantic Bancorp and Levitt was as follows:

		Percent of	Percent
	Shares	Total	of
	Owned	Outstanding	Vote
BankAtlantic Bancorp
Class A Common Stock (a)	8,347,400	15.2%	8.1%
Class B Common Stock	4,876,124	100.0%	47.0%
Total	13,223,524	22.1%	55.1%
Levitt
Class A Common Stock	2,074,240	11.2%	5.9%
Class B Common Stock	1,219,031	100.0%	47.0%
Total	3,293,271	16.6%	52.9%

(a)	Includes 50,422 shares directly held by a limited partnership in which BFC has a 56.5% controlling interest.

The percentage of votes controlled by the Company determines the Company’s consolidation policy, whereas, the percentage of ownership of each of the entities total outstanding common stock determines the amount of BankAtlantic Bancorp’s and Levitt’s net income recognized by the Company.

In April 2004, Levitt sold 5,000,000 shares of its Class A Common Stock in an underwritten public offering, which decreased BFC’s combined ownership of Levitt’s outstanding common stock by approximately 5.6% to 16.6% and decreased BFC’s voting interest in Levitt by 2.2% to 52.9%.

Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services and the operations, products and services of its controlled entities and entities in which it has non-control investments. Further, this document contains forward-looking statements with respect to the operations of BankAtlantic which are subject to a number of risks and uncertainties, including, but not limited to: the risks and uncertainties associated with its operations, products and services; changes in economic or regulatory policies; the success of any new lines of business in which it may engage; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; increases in costs associated with regulatory compliance; adverse conditions in the stock market; the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s denovo branch expansions, branch renovation, seven-day banking initiative and other growth initiatives not being successful or producing results which do not justify their costs; as well as the impact of periodic testing of goodwill and other intangible assets for impairment; and BankAtlantic’s achieving the benefits of its prepayment of certain Federal Home Loan Bank (“FHLB”) advances. Further this document contains forward-looking statements with respect to Ryan Beck, which are subject to a number of risks and uncertainties, including, but not limited to: the risks and uncertainties associated with its operations, products and services; changes in economic or regulatory policies; the volatility of the stock market and fixed income markets including the market’s impact on Ryan Beck’s trading activities; the success of any new lines of business in which it may engage. Further, this document contains forward-looking statements with respect to the operations of Levitt, which are subject to additional risks and uncertainties including those relating to the market for real estate generally and in the areas where Levitt has developments; the availability and price of land suitable for development; the consummation of acquisitions of properties under contract; increases in materials prices, labor costs and interest rates; Levitt’s ability to successfully integrate its recent acquisition of Bowden and any future acquisitions; and the impact of environmental factors and governmental regulations. Further, this document contains forward looking statements relating to BFC’s activities as a diversified holding company that invests in diverse operating businesses which activities are subject to a number of risks and uncertainties, including that it will not have sufficient available cash to make investments, that BFC shareholders interests will be diluted in transactions utilizing BFC stock for consideration, that appropriate investment opportunities on reasonable terms and at reasonable prices will not be available, the performance of those entities in which investments are made may not be as anticipated, and that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

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

Summary Consolidated Results of Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2004	2003	2004	2003
Financial Services	$18,260	$9,809	$38,784	$20,627
Homebuilding and Real Estate Development	13,687	6,366	26,742	9,660
Other Operations	(3,111)	(2,020)	(5,696)	(3,293)
Eliminations	—	279	—	442

	28,836	14,434	59,830	27,436
Minority interest	25,575	13,318	52,197	24,503

Income from continuing operations	3,261	1,116	7,633	2,933
Income from discontinued operations, net of income tax	—	754	—	837

Net income	$3,261	$1,870	$7,633	$3,770

For the Three Months Ended June 30, 2004 Compared to the Same 2003 Period:

Income from continuing operations increased 192% from the same 2003 period, to $3.3 million for the quarter ended June 30, 2004, up from $1.1 million in the corresponding period in 2003. The increase in income from continuing operations primarily resulted from increases in earnings of approximately 86% and 115% in our Financial Services division and Homebuilding and Real Estate Development division, respectively. Our Financial Services division consists of BankAtlantic Bancorp financial activities and our Homebuilding and Real Estate Development division consists of Levitt financial activities. Other operations primarily consists of the holding company financial activities, as well the business activities of several venture partnerships. During the year ended December 31, 2003, Ryan Beck, a subsidiary of BankAtlantic Bancorp, sold two of its subsidiaries, GMS and Cumberland. Accordingly, the above transactions are presented as discontinued operations in our statement of operations for the three and six month periods ended June 30, 2003.

Minority interest is that portion of the consolidated income that is equal to the non-BFC percentage ownership in the consolidated entities. While BFC controls more than 50% of the voting interests in each entity, BFC’s economic ownership, as of June 30, 2004, is 22.1% and 16.6% in BankAtlantic Bancorp and Levitt, respectively, resulting in minority interest held by others of 77.9% and 83.4% for BankAtlantic Bancorp and Levitt, respectively. Minority interest in income of consolidated subsidiaries during the three months ended June 30, 2004 was $25.6 million as compared to $13.3 million during the same 2003 period. The 2004 increase in minority interest compared to the 2003 period was the result of increases in net income at Levitt of $7.3 million and at BankAtlantic Bancorp of $8.4 million. Minority interest in BankAtlantic Bancorp was approximately 77.9% in 2004 and 77.5% in 2003. Minority interest in Levitt at June 30, 2004 was approximately 83.4% and, as a wholly owned subsidiary of BankAtlantic Bancorp through December 31, 2003, minority interest in Levitt at the BFC level was 77.5% in 2003. Minority interest in Levitt increased 5.6% to 83.4% at June 30, 2004, compared with 77.8% at March 31, 2004, resulting from the 5,000,000 shares of Class A Common Stock sold by Levitt in an underwritten public offering.

For the Six Months Ended June 30, 2004 Compared to the Same 2003 Period:

Income from continuing operations increased 160% from the same 2003 period, to $7.6 million for the six months ended June 30, 2004, up from $2.9 million in the corresponding period in 2003. The increase in income from continuing operations primarily resulted from increases in earnings of approximately 88% from our Financial Services division and 177% in our Homebuilding and Real Estate Development division.

Minority interest in income of consolidated subsidiaries during the six months ended June 30, 2004 was $52.2 million as compared to $24.5 million during the same 2003 period. The 2004 increase in minority interest as compared to the 2003 period resulted from increases in net income at Levitt of $17.1 million and at BankAtlantic Bancorp of $18.2 million.

Financial Services Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Revenues
Interest income	$60,107	$69,221	$(9,114)	$119,736	$138,186	$(18,450)
Investment banking	61,925	50,565	11,360	124,370	102,230	22,140
Other income	23,302	21,919	1,383	65,104	38,249	26,855

	145,334	141,705	3,629	309,210	278,665	30,545

Cost and Expenses
Interest expense, net	19,755	30,572	(10,817)	40,596	61,358	(20,762)
(Recovery) provision for loan losses	(1,963)	1,490	(3,453)	(2,822)	2,340	(5,162)
Employee compensation and benefits	63,538	57,415	6,123	130,718	114,827	15,891
Occupancy and equipment	11,046	9,615	1,431	21,296	19,353	1,943
Advertising and promotion	5,630	3,819	1,811	10,324	6,626	3,698
Amortization of intangible assets	425	439	(14)	864	893	(29)
Cost associated with debt redemption	—	1,648	(1,648)	11,741	1,648	10,093
Other expenses	17,263	21,554	(4,291)	34,973	39,703	(4,730)

	115,694	126,552	(10,858)	247,690	246,748	942

	29,640	15,153	14,487	61,520	31,917	29,603
Equity in earnings from unconsolidated subsidiaries	118	118	—	236	200	36

Income before income taxes	29,758	15,271	14,487	61,756	32,117	29,639
Provision for income taxes	11,498	5,462	6,036	22,972	11,490	11,482

Income from continuing operations	$18,260	$9,809	$8,451	$38,784	$20,627	$18,157

For the Three and Six Months Ended June 30, 2004 Compared to the Same 2003 Periods:

Interest income declined primarily due to decreases in BankAtlantic’s average interest earning asset balances. Falling interest rates resulted in increased refinancing and prepayment of many residential loans originated or purchased by BankAtlantic. This reduced the balances in both the residential mortgage loan portfolio and taxable investment securities portfolio. At the same time, BankAtlantic experienced growth in its commercial real estate loans and in consumer equity lines of credit and invested in tax exempt securities, which slightly mitigated the negative impact of the residential loan refinancings and prepayments.

The increase in investment banking revenues was primarily attributable to Ryan Beck’s increased merger and acquisition-related business during the second quarter that resulted in higher fee income. Through the second quarter of 2004, Ryan Beck received fees in connection with nine-merger and acquisition transactions, versus five through June 30, 2003. Additionally, Ryan Beck provided services in connection with over $1.2 billion in capital financing transactions through June 30, 2004, versus $0.5 billion through June 30, 2003. The higher investment banking revenues were partially offset by lower revenues from commissions and principal transactions reflecting decreased activity by individual customers based on market conditions during the period.

The increase in other income was primarily due to service charges and fees associated with a substantial increase in deposit customers. This increase was partially offset by a decline in real estate income associated with real estate activities of a joint venture that was acquired in connection with the Community Savings Bancshares, Inc. (“Community” or “Community Savings”) acquisition. Additionally, during the first quarter of 2004, BankAtlantic Bancorp recognized a $22.8 million gain in connection with a settlement of litigation with a technology company in which BankAtlantic Bancorp was an investor.

The significant factors resulting in the decline in interest expense were a substantial reduction in deposit interest expense associated with a change in its deposit mix, the repayment of high rate FHLB advances and a historically low interest rate environment during the quarter. A major factor resulting in the reduction in deposit interest expense was low cost deposit growth. Low cost deposits comprised approximately 50% of all deposits at June 30, 2004 versus 41% at June 30, 2003. Higher rate certificate of deposit accounts declined from 30% of total deposits at June 30, 2003 to 22% at June 30, 2004. Growth in BankAtlantic’s low cost deposit accounts is primarily attributable to its “Florida’s Most Convenient Bank” initiatives.

The increase in deposit accounts was primarily the result of BankAtlantic’s “Florida’s Most Convenient Bank” initiatives. Since launching of these initiatives in January 2002, BankAtlantic has opened over 331,000 new checking and savings accounts, including approximately 42,000 and 87,000 in the three and six months ended June 30, 2004, respectively. The “Florida’s Most Convenient Bank” initiatives includes seven-day branch banking, extended weekday branch hours, 24/7 live customer service, Totally Free Checking, free online banking, and dozens of other products and services not offered by BankAtlantic prior to January 2002. Accordingly, fees received from check card and ATM usage increased from 18% and 20%, respectively, from the corresponding 2003 periods. This increase was chiefly due to the increased number of deposit accounts which resulted in increased usage of check cards and ATMs and an increase in debit card interchange fees during 2004. The additional ATM and debit card income was partially offset by lower late payment fees and prepayment penalties on loans. Additionally, deposit service fee income was up 36% and 34% over the comparable three and six months ended June 30, 2003, respectively, primarily as a result of overdraft fees from transaction accounts. Overdraft fee income increased from $8.7 million and $16.3 million during the three and six months ended June 30, 2003, respectively, to $11.8 million and $21.9 million during the same 2004 periods due to both an increase in the number of accounts and additional fees assessed on overdrafts.

BankAtlantic chose to use some of the proceeds from maturing loans and investments to decrease its borrowings, prepaying some of its FHLB advances in each of the three preceding quarters with a view towards favorably impacting its net interest margin in future periods. Despite these prepayments, BankAtlantic’s average FHLB advance rates only declined slightly from the comparable 2003 period because a portion of the remaining FHLB advance borrowings have higher rates than the prepaid FHLB advances. Also, interest expense on BankAtlantic’s short-term borrowings was substantially lower during the current quarter due to the lower rates and lower balances on its debt.

The substantial improvement in net loan charge-offs primarily resulted from a $2.1 million recovery by BankAtlantic in the 2004 second quarter of a residential construction loan that was charged off in 2002 and lower net charge-offs associated with discontinued loan products. The remaining balance of these discontinued loan products declined to $19.6 million from $51.4 million a year earlier. Discontinued loan products include lease financing, indirect consumer lending, non-real estate syndication lending, and certain types of small business lending.

The recovery provision for loan losses during the six months ended June 30, 2004 was due to the $2.1 million residential construction loan recovery and recoveries on other loans, partially offset by $2.1 million of specific reserves relating to two commercial business loans and one aviation lease having an aggregate outstanding balance of $4.6 million. The reserves were established due to the weakened financial conditions of the borrowers.

BankAtlantic’s allowance for loan losses represented 1.18% and 1.22% of total loans at June 30, 2004 and 2003, respectively. The historically low charge-off experience and the resulting decrease in the allowance for loan losses as a percent of total loans reflect the continued improvement in credit quality largely associated with an increased emphasis on collateral based lending, coupled with the run-off of discontinued loan products in the portfolio. Adjustments in the 2003 first quarter to the allowance for loan losses were associated with loans acquired in connection with the 2002 purchase of Community. BankAtlantic reduced its allowance for loan losses and reduced goodwill by $734,000 during the 2003 first quarter for those acquired loans which had been assigned a valuation allowance at the acquisition date and which had either matured or were prepaid.

Compensation and benefit expenses in the division increased 11% and 14% in the three and six months ended June 30, 2004, respectively, compared to the same 2003 periods. The increase in compensation and benefits expense primarily resulted from annual employee salary increases, bonus accruals primarily associated with additional investment banking revenue, as well as an increase in the number of BankAtlantic employees and higher employee benefit costs. The “Florida’s Most Convenient Bank” initiatives, which include extended branch business hours and services, and the resulting substantial increase in deposit customers, required BankAtlantic to hire additional employees to staff its branches and operations. The number of full time equivalent BankAtlantic employees increased to 1,453 at June 30, 2004, versus 1,244 at December 31, 2002.

Occupancy and equipment expenses in the division increased 15% and 10% during the three and six months ended June 30, 2004, respectively, as compared to the same 2003 period. The higher expenses primarily resulted from additional depreciation expense associated with branch fixed assets and leasehold improvements. In June 2004, BankAtlantic initiated a program to renovate its existing 73 branches. BankAtlantic management anticipates that the renovation plan will be completed by December 2005. In connection with this program and in conjunction with this decision, BankAtlantic shortened the estimated useful lives of branch fixed assets and leasehold improvements affected by the renovation plans, causing an acceleration in depreciation expense on $2.8 million of fixed assets and leasehold improvements. The shortened asset lives increased depreciation expense by approximately $400,000 during the second quarter of 2004, and will increase depreciation expense in subsequent quarters through December 2005. The remaining increase in occupancy and equipment expenses for the three and six months ended June 30, 2004 was due to the engagement of additional guard services to increase security at BankAtlantic’s branches during extended business hours.

Advertising expenses in the division during the three and six months ended June 30, 2004 increased significantly as a direct result of an aggressive BankAtlantic marketing campaign that commenced in early 2004 and included television and radio advertising to promote the Bank’s “Florida’s Most Convenient Bank” initiatives. The marketing campaign is ongoing, and BankAtlantic anticipates continued higher advertising and promotion expenditures during the 2004 fiscal year compared to those incurred during the 2003 fiscal year.

The cost associated with debt redemption during 2004 related to a prepayment penalty of $11.7 million incurred by BankAtlantic when it prepaid $108 million of FHLB advances with an average interest rate of 5.55% that were due to mature in 2007-2008. BankAtlantic expects to recover this expense in future periods through the savings realized from lower borrowing costs. Costs associated with debt redemption during 2003 related to the redemption by BankAtlantic Bancorp of its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $917,000 call premium.

The decrease in other expenses in the division for the three and six months ended June 30, 2004, compared to the same 2003 periods, primarily resulted from decreases in professional fees and communication costs at Ryan Beck, as well as a $257,000 branch impairment write-down during 2003 and lower expenses associated with the real estate joint venture acquired in the Community transaction. Additionally, the six months ended June 30, 2003 included a $750,000 write-down of an REO property, which was incurred during the first quarter of 2003.

Professional fees decreased approximately $1.1 million and $1.5 million for the three and six months periods ended June 30, 2004, respectively, as compared with the same 2003 periods primarily due to a reduction in the legal costs associated with litigation in which Ryan Beck has been involved as a result of having acquired certain assets and liabilities of Gruntal in 2002. During the first quarter of 2004, the bankruptcy court presiding over Gruntal’s bankruptcy proceedings entered an order confirming a plan of liquidation for Gruntal that included a third party release in favor of Ryan Beck and BankAtlantic Bancorp. As a result Ryan Beck expects that many of the claims against it associated with the Gruntal transaction will be permanently stayed or dismissed by the arbitration panels and courts hearing such claims.

Communication costs in the division decreased approximately $1.1 million and $1.7 million for the three and six months ended June 30, 2004, respectively, as compared to the same 2003 periods primarily due to the elimination of duplicate services as the Gruntal operations were integrated into those of Ryan Beck.

Homebuilding and Real Estate Development Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Revenues
Sales of real estate	$142,530	$67,039	$75,491	$241,053	$120,003	$121,050
Interest income	312	233	79	478	461	17
Other income	1,876	965	911	3,158	1,787	1,371

	144,718	68,237	76,481	244,689	122,251	122,438

Cost and Expenses
Cost of sales of real estate	107,676	49,151	58,525	177,341	88,675	88,666
Interest expense, net of interest capitalized	—	8	(8)	58	249	(191)
Employee compensation and benefits	8,796	4,635	4,161	16,462	8,390	8,072
Selling, general and administrative expenses	10,092	5,847	4,245	16,473	10,112	6,361
Other expenses	777	404	373	1,418	817	601

	127,341	60,045	67,296	211,752	108,243	103,509

	17,377	8,192	9,185	32,937	14,008	18,929
Equity in earnings from unconsolidated subsidiaries	4,905	2,171	2,734	10,598	1,724	8,874

Income before income taxes	22,282	10,363	11,919	43,535	15,732	27,803
Provision for income taxes	8,595	3,997	4,598	16,793	6,072	10,721

Income from continuing operations	$13,687	$6,366	$7,321	$26,742	$9,660	$17,082

Other Data (dollars in thousands):
Homebuilding
Homes delivered	576	210	366	917	372	545
Construction starts	783	396	387	1,484	640	844
Average selling price of homes delivered	$217	$214	$3	$222	$222	$—
Margin percentage	20.9%	22.8%	(1.9)%	21.3%	22.7%	(1.4)%
New sales contracts (units)	534	561	(27)	1,008	1,028	(20)
New sales contracts (value)	$134,036	$126,135	$7,901	$264,160	$227,496	$36,664
Backlog of homes (units)	2,352	1,480	872	2,352	1,480	872
Backlog of homes (value)	$553,518	$312,497	$241,021	$553,518	$312,497	$241,021
Land Development
Land acres sold	44	1,075	(1,031)	338	1,211	(873)
Margin percentage	51.4%	36.9%	14.5%	55.7%	37.8%	17.9%
Unsold acres	8,517	4,994	3,523	8,517	4,994	3,523
Acres subject to sales contracts	801	854	(53)	801	854	(53)
Acres subject to sales contracts (value)	$71,089	$62,862	$8,227	$71,089	$62,862	$8,227

For the Three and Six Months Ended June 30, 2004 Compared to the Same 2003 Periods:

Revenues from sales of real estate increased 113% to $142.5 million for the quarter ended June 30, 2004 from $67.0 million for the same 2003 period. This increase was attributable primarily to an increase in home deliveries from 210 homes delivered in the second quarter of 2003 to 576 homes delivered in the second quarter of 2004. Revenues from homebuilding increased approximately $80.0 million to $125.0 million for the quarter ended June 30, 2004 from $45.0 million for the same 2003 period. Revenues from land and other real estate sales decreased $4.6 million to $17.5 million for the quarter ended June 30, 2004 from $22.1 million for the same 2003 period. Cost of sales increased 119% to $107.7 million during the three months ended June 30, 2004 from $49.2 million for the same 2003 period. Cost of sales as a percentage of related revenue was approximately 76% and 73% for the three months ended June 30, 2004 and 2003, respectively. Included in cost of sales for the three months ended June 30, 2004, is approximately $1.3 million of purchase accounting adjustments relating to the Bowden acquisition.

Revenues from sales of real estate increased 101% to $241.1 million for the six months ended June 30, 2004 from

$120.0 million for the same 2003 period. This increase is attributable primarily to an increase in home deliveries from 372 homes delivered during the six months ended June 30, 2003 to 917 homes delivered during the same 2004 period. Revenues from homebuilding increased approximately $121.1 million to $203.7 million for the six months ended June 30, 2004 from $82.6 million for the same 2003 period. Revenues from land and other real estate sales were unchanged from $37.4 million for the six months ended June 30, 2003. Cost of sales increased 100% to $177.3 million during the six months ended June 30, 2004 from $88.7 million during the same 2003 period. Cost of sales as a percentage of related revenue was approximately 74% for both periods ended June 30, 2004 and 2003. Included in cost of sales for the six months ended June 30, 2004, is approximately $1.3 million of purchase accounting adjustments relating to the Bowden acquisition.

Selling, general and administrative expenses increased 73% and 63% for the three and six months periods ended June 30, 2004 as compared to the same 2003 periods. The increase in selling, general and administrative expenses was a result of increased sales revenues and advertising cost. The increase in employee compensation and benefits was directly related to new development projects in Central and Southeast Florida, the expansion of homebuilding activities into North Florida and Georgia, the addition of Bowden and the increase in home deliveries. The number of full time employees within our homebuilding and real estate development division increased to 445 at June 30, 2004 from 269 at June 30, 2003, while the number of part time employees decreased to 38 at June 30, 2004 from 43 at June 30, 2003.

Income from unconsolidated subsidiaries in the division represents Levitt’s share of the net income or loss generated by joint ventures and investments in which Levitt has a 50% or less ownership position, each of which are accounted for under the equity method of accounting. Levitt currently owns approximately 9.5 million shares of Bluegreen’s common stock, which represented approximately 36% of Bluegreen’s outstanding shares as of June 30, 2004. For the three months ended June 30, 2004, Levitt’s pro-rata share of Bluegreen’s net income, net of purchase accounting adjustments was $2.8 million as compared to $1.9 million for the second quarter of 2003, and $4.9 million and $1.8 million for the six months ended June 30, 2004 and 2003, respectively. Bluegreen’s reported net income for the three months ended June 30, 2004 and 2003 was $9.1 million and $6.2 million, respectively, and $13.8 million and $8.4 million for the six months ended June 30, 2004 and 2003, respectively. Levitt’s earnings from real estate joint ventures were $2.1 million during the second quarter of 2004 as compared to $231,000 during the same 2003 period. This increase in earnings primarily resulted from increased delivery of condominium units by a joint venture project in Boca Raton, Florida. Earnings from real estate joint ventures were $5.7 million during the six months ended June 30, 2004 as compared to a loss of $82,000 during the same 2003 period. This increase in earnings primarily resulted from gains recognized upon the sale of a joint venture’s property in Vero Beach, Florida, as well as earnings from the condominium joint venture in Boca Raton, Florida and deliveries of homes by a joint venture in West Palm Beach, Florida.

Other Operations Results of Operations

The “Other Operations” that follow report on the operations and related matters of BFC itself, on a stand-alone basis, without consolidating the financial results of BankAtlantic Bancorp and Levitt and their respective subsidiaries.

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Revenues
Interest income	$96	$98	$(2)	$189	$196	$(7)
Other income, net	166	198	(32)	1,557	849	708

	262	296	(34)	1,746	1,045	701

Cost and Expenses
Interest expense	296	297	(1)	590	582	8
Employee compensation and benefits	770	643	127	1,618	1,254	364
Other expenses, net	462	398	64	854	525	329

	1,528	1,338	190	3,062	2,361	701

Loss before income taxes	(1,266)	(1,042)	(224)	(1,316)	(1,316)	—
Provision for income taxes	1,845	978	867	4,380	1,977	2,403

Loss from continuing operations	$(3,111)	$(2,020)	$(1,091)	$(5,696)	$(3,293)	$(2,403)

During the six months ended June 30, 2003, other income includes a gain of approximately $390,000 on liquidating dividends from an equity security. In addition, in March 2004, BankAtlantic Bancorp and a limited partnership in which the Company has a 57% controlling interest settled litigation with a technology company. In connection with that settlement, a $1.1 million gain was recognized and is included in other income.

The increase in employee compensation and benefits during the quarter and six months ended June 30, 2004 compared to the same periods in 2003 was due to an increase in bonus accrual, payroll taxes related to the exercise of stock options during the first quarter of 2004 and additional employees.

The increase in other expenses during the six months ended June 30, 2004 as compared to the same period in 2003 was primarily associated with shareholder relations expenses and the cost of directors and officers insurance.

Provision for income taxes reflects the tax effect of the Company’s earnings from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements.

Financial Condition

Total consolidated assets at June 30, 2004 were $5.9 billion, compared to $5.1 billion at December 31, 2003. The significant increases in total assets primarily resulted from:

•	An increase in cash and cash equivalents which resulted primarily from the sale by Levitt of 5,000,000 million shares of its Class A Common Stock in an underwritten public offering, BFC’s issuance of 15,000 shares of 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) sold in a private offering for $15.0 million, as well as other increases and decreases as described in our Consolidated Statements of Cash Flow.

•	Higher loan balances at BankAtlantic Bancorp related to the purchase of residential and commercial loans as well as the origination of home equity loans;

•	Increases in securities available for sale balances at BankAtlantic Bancorp associated with the purchase of mortgage-backed securities and municipal securities; and

•	A net increase in real estate held for development and sale at Levitt primarily resulting from land acquisitions in Florida, as well as increased construction activities. These increases were partially offset by sales of homes and land sales.

The Company’s total consolidated liabilities at June 30, 2004 were $5.3 billion, compared to $4.6 billion at December 31, 2003.

The significant increases in total consolidated liabilities primarily resulted from:

•	Higher low cost deposit balances and insured money fund savings account balances;

•	Increases in short-term borrowings and FHLB advances during the second quarter to fund loan and securities available for sale growth as well as increases in notes and mortgage notes payable related to the land acquisitions; and

•	Additional securities sold but not yet purchased, associated with Ryan Beck trading activities.

At June 30, 2004 and December 31, 2003, minority interest was approximately $566.5 million and $420 million, respectively. The following table summarizes the minority interest in our subsidiaries (in thousands):

	June 30,	December 31,
	2004	2003
BankAtlantic Bancorp	$343,093	$321,583
Levitt	222,581	97,567
Joint Venture Partnerships	866	808

	$566,540	$419,958

The increase in minority interest in BankAtlantic Bancorp was primarily attributable to earnings of $38.8 million and $7.2 million of proceeds and tax benefits from the issuance of BankAtlantic Bancorp common stock upon the exercise of stock options. This increase was partially offset by the payment of dividends on BankAtlantic Bancorp common stock, $6.1 million reduction in BankAtlantic Bancorp additional paid in capital resulting from the retirement of 378,160 shares of BankAtlantic Bancorp’s Class A Common Stock received as part of the private technology company litigation settlement, $6.6 million of unrealized losses on securities available for sale (net of income tax benefits) and a $2.6 million reduction in additional paid in capital related to other capital transactions. The increase in minority interest in Levitt was partially attributable to earnings of $26.7 million and proceeds from Levitt’s issuance of its Class A Common Stock of $114.7 million, net of issuance costs.

Shareholders’ equity at June 30, 2004 and December 31, 2003 was $116.5 million and $85.7 million, respectively. The increase was due to earnings of $7.6 million, issuance of 15,000 shares of 5% Cumulative Convertible Preferred Stock of $15.0 million, issuance of the Company’s Class A and Class B Common Stock upon the exercise of stock options of $646,000, the tax effect relating to the exercise of stock options of $3.6 million and $6.1 million in additional paid in capital relating to the net effect of our controlled subsidiaries capital transactions, net of income taxes. Offsetting the above increases was $1.4 million relating to the retirement of common stock received as payment of the exercise price and withholding taxes in connection with the exercise of stock options as well as a $798,000 decrease in comprehensive income, net of income taxes

BFC Holding Company Liquidity and Capital Resources

The primary sources of funds to BFC for the six months ended June 30, 2004 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which except as noted, are not available to BFC) were its cash, proceeds from the issuance of 5% Preferred Stock of $15.0 million, dividends from BankAtlantic Bancorp, borrowings, revenues from property operations, principal and interest payments on loans receivable, and proceeds from the exercise of stock options. Funds were primarily utilized by BFC to reduce mortgage payables and other borrowings and to fund operating and general and administrative expenses, the funding of the first tranche of our investment in Benihana which closed July 1, 2004 as well as the payment of a dividend on the Company’s 5% Preferred Stock. In addition, BFC has an $8.0 million revolving line of credit that can be utilized for working capital as needed. In May 2004, the facility was extended until May 2, 2005 and the interest rate changed to LIBOR plus 280 basis points. Shares of BankAtlantic Bancorp and Levitt are pledged as collateral for the facility. At June 30, 2004, approximately $7.2 million was outstanding under the facility.

The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At June 30, 2004, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993 and management of BankAtlantic Bancorp has indicated that it will seek to declare regular quarterly cash dividends on the BankAtlantic Bancorp Common Stock in the future. BankAtlantic Bancorp currently pays a quarterly dividend of $.033 per share on its Class A and Class B Common Stock. Based on its current level of ownership and BankAtlantic Bancorp’s current dividend rate, BFC currently receives approximately $435,000 per quarter in dividends from BankAtlantic Bancorp. On July 26, 2004 Levitt’s Board of Directors declared a cash dividend of $0.02 per share on its Class A Common Stock and Class B Common Stock. Levitt’s Board set the payment date for August 16, 2004, to all shareholders of record as of 5:00 p.m. on August 9, 2004. Levitt has not adopted a policy of regular dividend payments. Levitt’s payment of dividends in the future is subject to approval by its Board of Directors and will depend upon, among other factors, Levitt’s results of operation and financial condition. The Company will receive approximately $66,000 from Levitt’s cash dividend declared on July 26, 2004.

At June 30, 2004 and December 31, 2003, approximately $8.3 million of BFC Holding Company’s mortgage payables related to real estate loans bearing interest at a rate of 9.2% per annum and maturing in May 2007. At June 30, 2004 and December 31, 2003, approximately $585,000 and $625,000, respectively, of the mortgage payables related to mortgage receivables received by BFC in connection with the sale of properties previously owned by the Company where the purchaser did not assume the existing mortgage payable, which bear interest at 6% per annum and have maturity dates ranging from 2009 through 2010.

On July 1, 2004, the Company acquired 400,000 shares of Benihana Series B Convertible Preferred Stock for $25.00 per share, or $10.0 million in the aggregate. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter commencing September 30, 2004. It is anticipated the Company will receive approximately $125,000 per quarter.

On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Preferred Stock for $15.0 million in a private offering. Holders of the 5% Preferred Stock are entitled to receive when and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance and payable quarterly. For the period ended June 30, 2004, the Company paid approximately $17,000 in cash dividends on the 5% Preferred Stock. Holders of the 5% Preferred Stock are entitled to receive a quarterly dividend of $12.50 per share, or $187,500 in the aggregate per quarter.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, dividends from BankAtlantic Bancorp, dividends from Levitt, dividends from Benihana, borrowings on a $8.0 million revolving line of credit and existing cash balances. We expect to meet our long-term liquidity requirements through the foregoing, as well as long term secured and unsecured indebtedness, and future issuances of equity and or debt securities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk.

Interest Rate Risk

The majority of BankAtlantic Bancorp assets and liabilities are monetary in nature, subjecting BankAtlantic Bancorp to significant interest rate risk which would arise if the relative values of each of its assets and liabilities changed in conjunction with a general rise or decline in interest rates. BankAtlantic Bancorp has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed by BankAtlantic to measure its potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 2004 resulting from a change in interest rates. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed explanation of the model methodology and the assumptions utilized.

Presented below is an analysis of BankAtlantic Bancorp’s interest rate risk at June 30, 2004 and December 31, 2003. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down (dollars in thousands).

As of June 30, 2004			As of December 31, 2003
	Net Portfolio			Net Portfolio
Changes	Value	Dollar	Changes	Value	Dollar
In Rate	Amount	Change	in Rate	Amount	Change
+200 bp	$479,516	$(34,374)	+200 bp	$470,869	$17,666
+100 bp	$509,978	$(3,912)	+100 bp	$482,543	$29,340
0	$513,890	$—	0	$453,203	$—
-100 bp	$490,297	$(23,593)	-100 bp	$408,921	$(44,282)
-200 bp	$485,883	$(28,007)	-200 bp	$391,156	$(62,047)

BankAtlantic’s net interest margin has improved since the third quarter of 2003. The improvement primarily resulted from the repayment of high fixed rate FHLB advances during each of the three preceding quarters as well as a significant increase in low cost deposits. BankAtlantic’s asset and liability committee monitors its interest rate risk. Based on the committee’s on-going review, it was determined that the repayment a portion of BankAtlantic’s high fixed rate FHLB advances should have a positive impact on BankAtlantic’s net interest margin. During September 2003, December 2003, and March 2004, BankAtlantic prepaid $185 million, $140 million and $108 million, respectively, of FHLB advances and recognized losses of $2.0 million, $8.9 million and $11.7 million, respectively. BankAtlantic will continue to evaluate its high fixed rate FHLB advances in light of market interest rate conditions to determine whether additional prepayments could reduce borrowing costs and improve its net interest margin. BankAtlantic expects its net interest margin for the 2004 year to be greater than in 2003 as a result of advance repayments and growth in low cost deposits.

Levitt is subject to interest rate risk on its long-term debt. At June 30, 2004, Levitt had $222.9 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $5.7 million in borrowings with fixed rates. Consequently, the impact of our variable rate debt from changes in interest rates may affect our earnings and cash flows, but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not our earnings or cash flow. Assuming the variable rate debt balance of $222.9 million outstanding at June 30, 2004 remain constant, each one percentage point increase in interest rates would increase the interest incurred by Levitt by approximately $2.2 million per year.

Equity Price Risk

The portfolio of equity securities and exchange traded mutual funds held by the consolidated entities are subject to equity pricing risks which would arise as the relative values of the equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of available for sale securities at June 30, 2004 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands).

	Available for sale
Percent
Change in	Equity	Mutual	Dollar
Fair Value	Securities	Funds	Change
20%	$3,658	$21,947	$4,267
10%	$3,353	$20,118	$2,134
0%	$3,048	$18,289	$—
-10%	$2,743	$16,460	$(2,134)
-20%	$2,438	$14,631	$(4,267)

Excluded from the above table is Ryan Beck, $1.8 million of investments in private companies by BankAtlantic Bancorp, $5.0 million invested by BankAtlantic Bancorp in a limited partnership hedge fund specializing in bank equities, and $766,000 of investments in private companies held by BFC for which no current liquid market exists. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk.

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

Ryan Beck uses an historical simulation approach to measuring VaR using a 99% confidence level, a one day holding period and the most recent three months average volatility. The 99% VaR means that, on average, one would not expect to exceed such loss amount more than one time every one hundred trading days if the portfolio were held constant for a one-day period. The aggregate long and short value represents the one day market value of securities owned (long) and securities sold but not yet purchased (short) during the six months ended June 30, 2004.

The following table sets forth the high, low and average VaR for Ryan Beck during the period January 1, 2004 to June 30, 2004.

(In thousands)	High	Low	Average
VaR	$664	$105	$317
Aggregate Long Value	112,494	47,096	74,107
Aggregate Short Value	116,852	23,851	63,331

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Benihana of Tokyo, Inc., Individually and on behalf of Benihana, Inc., v. Benihana, Inc., et.al., Civil Action 550-N, In the Court of Chancery in the State of Delaware in and for New Castle County. On July 2, 2004, Benihana of Tokyo, Inc. a major shareholder of Benihana filed suit against Benihana, Inc., the members of the Benihana Board of Directors and BFC Financial Corporation, seeking to rescind BFC’s transaction with Benihana. Benihana of Tokyo, a major shareholder of Benihana, Inc., claims the transaction was created for the sole or primary purpose of diluting the stock interest of Benihana of Tokyo. It further claims that, in light of the relationship of certain members of the Benihana Board with BFC, the Benihana Board breached the fiduciary duties owed to the Benihana shareholders. The Complaint also alleges that through John Abdo, as a member of the Benihana Board and BFC’s Vice-Chairman, and Darwin Dornbush, as a member of the Benihana Board and a member of Levitt’s Board, BFC has aided and abetted in the Board’s breaches of fiduciary duty. Benihana has indicated its intention to contest this litigation.

Item 2. Changes in Securities and Use of Proceeds

The Company’s authorized capital stock includes 10 million shares of preferred stock at a par value of $.01 per share. On June 7, 2004 the Board of Directors of the Company designated 15,000 shares of the preferred stock as 5% Cumulative Convertible Preferred Stock (the “5% Preferred Stock”) and on June 21, 2004 sold the shares to an investor group in a private offering pursuant to section 4(2) of the Securities Act. The 5% Preferred Stock has a stated value of $1,000 per share, with conversion rights into the Company’s Class A Common Stock, at an initial conversion price of $12.00 per share, subject to and upon compliance with certain provisions. Proceeds from the offering were $15.0 million. Such proceeds went into the Company’s working capital

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 11, 2004. At the meeting the holders of the Company’s Class A and Class B Common Stock voting together as a single class elected the following Directors for the terms indicated by the following votes:

Director	Term	For	Withheld
Alan B. Levan	Three years	59,721,361	174,539
Neil Sterling	Three years	59,722,751	173,148
D. Keith Cobb	Two years	59,722,751	173,148

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	CEO Certification pursuant to Regulation S-X Section 302

Exhibit 31.2	CFO Certification pursuant to Regulation S-X Section 302

Exhibit 32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports Filed on Form 8-K

Form 8-K on May 10, 2004 was filed to report that on May 7, 2004, the Board of Directors of BFC Financial Corporation announced that its Board of Directors declared a five for-four common stock split, effected in the form of a 25 percent common stock dividend. The stock dividend was payable in Class A Common

Stock to both Class A and Class B common stockholders of record at the close of trading on May 17, 2004, paid on May 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION

Date: August 12, 2004	By:	/s/ Alan B. Levan

Alan B. Levan, Chief Executive Officer

Date: August 12, 2004	By:	/s/ Glen R. Gilbert

Glen R. Gilbert, Executive Vice President,
Chief Accounting Officer and
Chief Financial Officer