Form 10-Q
period 2004-09-30
BFC FINANCIAL CORP
filed 2004-11-15
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES ☐                    NO ☒

Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of the latest practicable date at November 10, 2004:

Class A Common Stock of $.01 par value, 18,205,346 shares outstanding.
Class B Common Stock of $.01 par value, 3,104,429 shares outstanding.

BFC Financial Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Statements of Financial Condition as of September 30, 2004 and December 31, 2003 - Unaudited
Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004 and 2003 - Unaudited
Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2004 and 2003 - Unaudited
Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2004 and 2003 - Unaudited
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 - Unaudited
Notes to Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
CEO Certification pursuant to Section 302
CFO Certification pursuant to Section 302
CEO Certification pursuant to Section 906
CFO Certification pursuant to Section 906

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition — Unaudited
September 30, 2004 and December 31, 2003
(In thousands, except share data)

	2004	2003
ASSETS
Cash, cash equivalents and due from depository institutions	$235,035	$143,542
Securities owned (at fair value)	111,944	124,565
Securities available for sale (cost of $682,523 in 2004 and $350,118 in 2003)	691,920	360,442
Investment securities and tax certificates (approximate fair value $159,944 and $192,706)	159,944	192,706
Federal Home Loan Bank stock, at cost which approximates fair value	62,425	40,325
Loans receivable, net of allowance for loan losses of $49,850 in 2004 and $46,667 in 2003	4,138,174	3,611,612
Accrued interest receivable	30,149	27,912
Real estate held for development and sale	457,361	283,272
Investments in and advances to unconsolidated subsidiaries	90,212	106,048
Offices and equipment, net	115,909	93,654
Goodwill	78,215	76,674
Core deposit intangible asset, net	10,695	11,985
Due from clearing agent	14,478	—
Other assets	67,877	62,707

Total assets	$6,264,338	$5,135,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$3,242,291	$3,058,142
Customer deposits on real estate held for sale	52,945	52,134
Advances from FHLB	1,249,112	782,205
Securities sold under agreements to repurchase	170,950	120,874
Federal funds purchased	86,300	—
Subordinated debentures, notes, mortgage notes payable and bonds payable	264,018	164,100
Junior subordinated debentures	263,266	263,266
Securities sold not yet purchased	31,760	37,813
Due to clearing agent	—	8,583
Deferred tax liabilities	19,646	2,895
Other liabilities	169,389	139,823

Total liabilities	5,549,677	4,629,835

Minority interests in consolidated subsidiaries	593,808	419,934

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2004 and none in 2003	—	—
Class A common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 18,188,460 shares in 2004 and 13,884,470 shares in 2003	165	126
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 3,104,427 shares in 2004 and 2,534,426 shares in 2003	29	23
Additional paid-in capital	48,691	24,654
Retained earnings	70,392	59,342

Total shareholders’ equity before accumulated other comprehensive income	119,277	84,145
Accumulated other comprehensive income	1,576	1,530

Total shareholders’ equity	120,853	85,675

Total liabilities and shareholders’ equity	$6,264,338	$5,135,444

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues
Financial Services:
Interest and dividend income	$65,789	$62,803	$184,330	$200,909
Investment banking	51,536	49,992	175,906	152,222
Other income, net	22,962	17,695	88,066	55,944

	140,287	130,490	448,302	409,075

Homebuilding and Real Estate Development:
Sales of real estate	132,893	64,930	373,946	184,933
Interest and dividend income	341	190	749	651
Other income	2,735	1,080	5,893	2,867

	135,969	66,200	380,588	188,451

Other Operations:
Interest and dividend income	247	98	436	294
Other income, net	3,657	246	5,214	1,095

	3,904	344	5,650	1,389

	280,160	197,034	834,540	598,915

Costs and Expenses
Financial Services:
Interest expense, net of interest capitalized	21,919	27,224	62,515	88,582
(Recovery) provision for loan losses	1,717	(1,076)	(1,105)	1,264
Employee compensation and benefits	58,992	55,318	189,710	170,145
Occupancy and equipment	12,097	10,161	33,393	29,514
Advertising and promotion	4,757	2,988	15,081	9,614
Amortization of intangible assets	425	439	1,289	1,332
Cost associated with debt redemption	—	2,040	11,741	3,688
Other expenses	18,346	17,537	53,319	57,240

	118,253	114,631	365,943	361,379

Homebuilding and Real Estate Development:
Cost of sales of real estate	97,999	46,567	274,075	135,162
Interest expense, net of interest capitalized	178	—	236	249
Employee compensation and benefits	7,111	5,153	23,573	13,543
Selling, general and administrative expenses	9,811	5,057	26,130	15,169
Other expenses	3,544	357	4,962	1,174

	118,643	57,134	328,976	165,297

Other Operations:
Interest expense	276	291	866	873
Employee compensation and benefits	931	568	2,549	1,822
Other expenses, net	881	162	1,889	687

	2,088	1,021	5,304	3,382

	238,984	172,786	700,223	530,058

Income before income taxes and equity in earnings from unconsolidated subsidiaries	41,176	24,248	134,317	68,857
Equity in earnings from unconsolidated subsidiaries	5,888	4,054	16,722	6,659

Income before income taxes, minority interest and discontinued operations	47,064	28,302	151,039	75,516
Provision for income taxes	19,113	11,995	63,258	31,773
Minority interest	24,291	14,352	76,488	38,855

Income from continuing operations	3,660	1,955	11,293	4,888
Income from discontinued operations, net of income tax benefit of $60 and $517	—	306	—	1,143

Net income	3,660	2,261	11,293	6,031
5% Preferred Stock dividends	187	—	204	—

Net income available to common shareholders	$3,473	$2,261	$11,089	$6,031

(Continued)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Earnings per share of common stock:
Basic earnings per share from continuing operations	$0.18	$0.11	$0.58	$0.27
Basic earnings per share from discontinued operations	—	0.02	—	0.06

Basic earnings per share of common stock	$0.18	$0.13	$0.58	$0.33

Diluted earnings per share from continuing operations	$0.15	$0.09	$0.47	$0.22
Diluted earnings per share from discontinued operations	—	0.01	—	0.05

Diluted earnings per share of common stock	$0.15	$0.10	$0.47	$0.27

Basic weighted average number of common shares outstanding	19,372	18,383	19,263	18,200
Diluted weighted average number of common and common equivalent shares outstanding	22,209	20,956	22,226	20,495

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$3,660	$2,261	$11,293	$6,031

Other comprehensive income (loss), net of tax:
Unrealized income on securities available for sale, net of income tax	866	(203)	95	(876)
Minimum pension liability, net of income tax	—	122	—	350
Unrealized gain (loss) associated with investment in unconsolidated real estate subsidiary, net of income tax	(22)	4	(36)	106
Gain associated with cash flow hedges, net of income tax	—	11	—	25
Reclassification adjustment for cash flow hedges	—	18	—	54
Reclassification adjustment for net gain included in net income	—	26	(13)	(9)

	844	(22)	46	(350)

Comprehensive income	$4,504	$2,239	$11,339	$5,681

The components of other comprehensive income (loss) relate to the Company’s net unrealized gains (losses) on securities available for sale, net of income taxes and the Company’s proportionate shares of non-wholly owned subsidiaries other comprehensive income, net of income taxes, such as net unrealized gains (losses) on securities available for sale, minimum pension liability, unrealized gains or loss associated with investment in unconsolidated real estate subsidiary, and accumulated gains (losses) associated with cash flow hedges.

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Unaudited
For the Nine Months Ended September 30, 2004 and 2003
(In thousands)

					Accumulated
					Other
					Compre-
	Class A	Class B	Additional		hensive
	Common	Common	Paid-in	Retained	Income
	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance, December 31, 2002	$58	21	24,077	52,387	868	77,411
Net income	—	—	—	6,031	—	6,031
Other comprehensive loss, net of tax	—	—	—	—	(350)	(350)
Net effect of subsidiaries’ capital transactions, net of income taxes	—	—	(172)	—	—	(172)
Common stock splits	36	—	—	(36)	—	—
Issuance of Class B Common Stock	—	2	258	—	—	260
Tax effect relating to the exercise of stock options	—	—	442	—	—	442

Balance, September 30, 2003	$94	23	24,605	58,382	518	83,622

Balance, December 31, 2003	$126	23	24,654	59,342	1,530	85,675
Net income	—	—	—	11,293	—	11,293
Other comprehensive loss, net of tax	—	—	—	—	46	46
Net effect of subsidiaries’ capital transactions, net of income taxes	—	—	6,092	—	—	6,092
Retirement of Common Stock	—	(1)	(1,361)	—	—	(1,362)
Issuance of Common Stock	—	7	683	—	—	690
Issuance of 5% Preferred Stock	—	—	14,988	—	—	14,988
Cash dividends on 5% Preferred Stock	—	—	—	(204)	—	(204)
Common stock split	39	—	—	(39)	—	—
Tax effect relating to the exercise of stock options	—	—	3,635	—	—	3,635

Balance, September 30, 2004	$165	29	48,691	70,392	1,576	120,853

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows — Unaudited
For the Nine Months Ended September 30, 2004 and 2003
(In thousands)

	For the Nine Months
	Ended September 30,
	2004	2003
Income from continuing operations	$11,293	$4,888
Income from discontinued operations	—	1,143
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Minority interest in income of consolidated subsidiaries	76,488	38,855
(Recovery) provision for loan losses, real estate owned and tax certificates	(496)	2,919
Depreciation, amortization and accretion, net	13,123	14,870
Amortization of intangible assets	1,289	1,332
Change in real estate inventory	(152,553)	(32,526)
Securities owned activities, net	12,621	(6,466)
Cost associated with debt redemption	11,741	3,688
Decrease in securities sold but not yet purchased	(6,053)	(19,133)
Equity in earnings of unconsolidated subsidiaries	(16,722)	(6,659)
Originations and repayments of loans held for sale, net	(85,543)	8,844
Proceeds from sales of loans held for sale	94,812	12,859
Gains on securities activities	(3,546)	(419)
Gain from the sale of building	(2,162)	—
Litigation settlement	(23,938)	—
Increase in deferred tax liabilities	16,500	7,150
Decrease (increase) in accrued interest receivable	(2,237)	4,881
Increase in other assets	(9,484)	(6,828)
Increase (decrease) in due to clearing agent	(23,061)	7,856
Increase in other liabilities	20,120	56,666

Net cash (used in) provided by operating activities	(67,808)	93,920

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	172,609	162,681
Purchase of investment securities and tax certificates	(140,298)	(124,757)
Purchases of securities available for sale	(549,338)	(193,370)
Proceeds from sales and maturities of securities available for sale	248,435	552,367
(Purchases) redemptions of FHLB stock, net	(22,100)	7,956
Net purchases and originations of loans and leases	(511,285)	(379,754)
Repayments from unconsolidated subsidiaries, net	9,036	2,029
Net proceeds from sales of real estate owned	2,460	2,292
Additions to office property and equipment	(32,612)	(9,695)
Proceeds from the sale of building	5,315	—
Acquisition of Bowden Building Corporation, net of cash acquired	(6,109)	—
Net cash proceeds from the sale of Cumberland	—	9,955

Net cash (used in) provided by investing activities	(823,887)	29,704

(Continued)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows — Unaudited
For the Nine Months Ended September 30, 2004 and 2003
(In thousands)

	For the Nine Months
	Ended September 30,
	2004	2003
Financing activities:
Net increase in deposits	$184,149	$61,648
Repayments of FHLB advances	(314,740)	(616,692)
Proceeds from FHLB advances	770,000	275,000
Net increase in securities sold under agreements to repurchase	50,076	27,123
Net increase in federal funds purchased	86,300	—
Repayment of notes and bonds payable	(160,552)	(148,885)
Proceeds from notes and bonds payable	243,744	97,784
Issuance of BFC common stock upon exercise of stock options	690	260
Retirement of BFC common stock	(1,362)	—
Issuance of 5% Preferred Stock, net of issuance cost	14,988	—
5% Preferred Stock dividends paid	(204)	—
Issuance of Levitt Corporation common stock, net of issuance cost	114,769	—
Issuance of BankAtlantic Bancorp common stock	2,160	2,666
Retirement of BankAtlantic Bancorp Class A common stock	(1,810)	—
Issuance of junior subordinated debentures	—	75,000
Levitt common stock dividends paid to non-BFC shareholders	(330)	—
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(4,690)	(4,317)

Net cash provided by (used in) financing activities	983,188	(230,413)

Increase (decrease) in cash and cash equivalents	91,493	(106,789)
Cash and cash equivalents at beginning of period	143,542	252,577

Cash and cash equivalents at end of period	$235,035	$145,788

Cash paid for:
Interest paid	$71,427	$99,352
Income taxes paid	48,196	11,237
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to real estate owned	1,106	2,064
Securities held to maturity transferred to available for sale	—	14,505
Net loan recoveries (charge-offs)	4,288	(350)
Tax certificate net recoveries (charge-offs)	311	(158)
Acquisition goodwill adjustments	—	(734)
Transfer of relocated branch to real estate held for sale	—	1,000
Issuance of BankAtlantic Bancorp Class A Common Stock upon conversion of subordinated debentures	—	211
Securities purchased pending settlement	11,549	—
Increase in investments and advances to unconsolidated subsidiaries related to the deferred gain on non-monetary exchange	409	—
Fair value of assets acquired from acquisition of Bowden Building Corporation	26,696	—
Fair value of liabilities assumed from acquisition of Bowden Building Corporation	20,587	—
Increase in investments in unconsolidated subsidiaries related to deconsolidation of trusts formed to issue trust preferred securities	—	7,843
Increase in junior subordinated debentures related to trust deconsolidation	—	7,843
Transfer of guaranteed preferred beneficial interest in BankAtlantic Bancorp’s Junior subordinated debentures to junior subordinated debentures	—	180,375
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	6,092	(172)
Increase (decrease) in accumulated other comprehensive income, net of taxes	46	(350)
Increase in shareholders’ equity for the tax effect related to the exercise of employee stock options	3,635	442

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Presentation of Interim Financial Statements

BFC Financial Corporation and its subsidiaries (identified as the “Company” and “BFC”) is a diversified holding company whose principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). Through its control of BankAtlantic Bancorp, BFC has indirect controlling interests through BankAtlantic Bancorp in BankAtlantic and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”). Through its control of Levitt, BFC has an interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling minority investment in Benihana, Inc. (“Benihana”). As a result of our position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision. The Company’s primary activities currently relate to managing and monitoring our holdings, particularly in BankAtlantic Bancorp and Levitt and evaluating potential future investments in diverse operating businesses.

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

Levitt (NYSE:LEV) engages in homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”), Levitt Commercial, LLC (“Levitt Commercial”) Bowden Building Corporation (“Bowden”), and investments in real estate projects. Levitt also owns approximately 36% of the outstanding common stock of Bluegreen, a New York Stock Exchange-listed (NYSE:BXG) company that acquires, develops, markets and sells vacation ownership interests in primarily “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities. Levitt acquired Bowden on April 28, 2004 for approximately $7.4 million. Bowden is a builder of single family homes based in Memphis, Tennessee.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority-controlled subsidiaries, including BankAtlantic Bancorp and Levitt, majority-owned joint ventures and variable interest entities in which the Company’s subsidiaries are the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).

As a holding company with control positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require the consolidation of the financial results of both companies with those of BFC. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from the entity. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 22.1% and 16.6%, respectively, which results in BFC recognizing 22.1% and 16.6% of BankAtlantic Bancorp’s and Levitt’s income, respectively.

BFC’s ownership in BankAtlantic Bancorp and Levitt as of September 30, 2004 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock (a)	8,347,400	15.1%	8.0%
Class B Common Stock	4,876,124	100.0%	47.0%
Total	13,223,524	22.1%	55.0%
Levitt
Class A Common Stock	2,074,240	11.2%	5.9%
Class B Common Stock	1,219,031	100.0%	47.0%
Total	3,293,271	16.6%	52.9%

(a)	Includes 50,422 shares directly held by a limited partnership in which BFC has a controlling interest of 56.5%.

The percentage of votes controlled by the Company (55.0% and 52.9%, respectively) requires its consolidation of BankAtlantic Bancorp and Levitt, whereas, the percentage of ownership (22.1% and 16.6%, respectively) of total outstanding common stock determines the amount of BankAtlantic Bancorp and Levitt net income recognized by the Company.

In April 2004, Levitt sold 5,000,000 shares of its Class A Common Stock in an underwritten public offering, which decreased BFC’s combined ownership of Levitt’s outstanding common stock by approximately 5.6% and decreased BFC’s voting interest in Levitt by 2.2%.

During 2003, Ryan Beck sold two of it subsidiaries, The GMS Group, LLC (“GMS”) and Cumberland Advisors (“Cumberland”). GMS and Cumberland financial information for the nine months ended September 30, 2003 is included in the Company’s Consolidated Statement of Shareholders’ Equity, Consolidated Statement of Cash Flows and Consolidated Statement of Operations as “Discontinued Operations”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain such adjustments as are necessary to present fairly the Company’s consolidated financial condition at September 30, 2004 and December 31, 2003, the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, the consolidated comprehensive income for the three and nine months ended September 30, 2004 and 2003, the consolidated shareholders’ equity for the nine months ended September 30, 2004 and 2003, and consolidated cash flows for the nine months ended September 30, 2004 and 2003. Such adjustments consisted only of normal recurring items except for the litigation settlement gain during the nine months ended September 30, 2004. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and quarterly report on Form 10-Q for the quarter ended March 31, 2004 and June 30, 2004. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based compensation — Transition and Disclosure”, to stock-based employee compensation (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Pro forma net income
Net income, as reported	$3,660	$2,261	$11,293	$6,031
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and minority interest	9	10	29	42
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(291)	(151)	(642)	(489)

Pro forma net income	$3,378	$2,120	$10,680	$5,584

Earnings per share:
Basic as reported	$0.18	$0.13	$0.58	$0.33

Basic pro forma	$0.17	$0.12	$0.55	$0.31

Diluted as reported	$0.15	$0.10	$0.47	$0.27

Diluted pro forma	$0.14	$0.09	$0.44	$0.25

3. Advances from the Federal Home Loan Bank

During the nine months ended September 30, 2004 and 2003, BankAtlantic prepaid $108 million and $185 million of Federal Home Loan Bank (“FHLB”) advances, incurring prepayment penalties of $11.7 million. and $2.0 million, respectively.

Of the $1.2 billion of FHLB advances outstanding at September 30, 2004, $531 million mature between 2008 and 2011 and have a weighted average interest rate of 5.41%, and $718 million mature between 2004 and 2006 and have a weighted average interest rate of 1.83%.

4. Defined Benefit Pension Plan

Under BankAtlantic’s Retirement Plan for the Employees of BankAtlantic (the “Plan”), net periodic pension expense (benefit) incurred includes the following components (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	383	369	1,149	1,108
Expected return on plan assets	(500)	(371)	(1,500)	(1,113)
Amortization of unrecognized net gains and losses	111	294	331	883

Net periodic pension expense (benefit)	$(6)	$292	$(20)	$878

BankAtlantic did not contribute to the Plan during the nine months ended September 30, 2004 and 2003 and is not required to contribute to the Plan for the year ending December 31, 2004.

5. Benihana Convertible Preferred Stock Investment

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

During the quarter ended June 30, 2004, the Company entered into an agreement with Benihana Inc., to purchase an aggregate of 800,000 shares of Series B Convertible Preferred Stock (“Convertible Preferred Stock”) for $25.00 per share. Benihana is a NASDAQ-listed company with two listed classes of common shares: Common Stock (BNHN) and Class A Common Stock (BNHNA). On July 1, 2004, the Company funded the first tranche of Convertible Preferred Stock in the amount of $10.0 million for the purchase of 400,000 shares. The purchase of the remaining 400,000 shares of Convertible Preferred Stock will be funded from time to time at the election of Benihana during the two-year period commencing on the first anniversary of the closing. The shares of Convertible Preferred Stock are convertible into Benihana Common Stock at a conversion price of $19.00 per share, subject to adjustment from time to time upon certain defined events. The shares of the Convertible Preferred Stock have voting rights on “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter commencing September 30, 2004. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless the holders of a majority of the outstanding Convertible Preferred Stock elect to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. In addition, the Convertible Preferred Stock may be redeemed by Benihana for a limited beginning three years from the date of issue if the price of Benihana’s Common Stock is at least $38.00 for sixty consecutive trading days. Based upon Benihana’s currently outstanding capital stock, the Convertible Preferred Stock currently held represents approximately 13% of Benihana’s voting and 5% of Benihana economic interest. Accordingly, the Benihana investment is currently accounted for at historical cost and is included in securities available for sale.

6. Securities Owned

Ryan Beck’s securities owned activities are associated with sales and trading activities conducted both as principal and as agent on behalf of its individual and institutional investor clients. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck also realizes gains and losses from proprietary trading activities.

Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
States and municipalities	$13,334	$9,903
Corporations	6,874	5,159
U.S. Government and agencies	45,781	62,229
Corporate equities	14,138	15,072
Mutual funds	26,900	24,639
Certificates of deposit	4,917	7,563

	$111,944	$124,565

In the ordinary course of business, Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. As of September 30, 2004, balances due from the clearing broker were $14.5 million. As of December 31, 2003, balances due to the clearing broker were $8.6 million.

Ryan Beck’s securities sold but not yet purchased (at fair value) consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
States and municipalities	$234	$67
Corporations	6,083	1,963
U.S. Government and agencies	21,360	32,231
Corporate equities	4,015	3,544
Certificates of deposit	68	8

	$31,760	$37,813

Securities sold, but not yet purchased are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

7. Loans Receivable

The consolidated loan portfolio consisted of the following components (in thousands):

	September 30,	December 31,
	2004	2003
Real estate loans:
Residential	$1,721,784	$1,343,657
Construction and development	1,533,227	1,322,268
Commercial	965,964	1,071,787
Small business	117,559	107,835
Other loans:
Second mortgages	429,477	333,655
Commercial business	107,450	91,724
Small business — non-mortgage	63,984	51,898
Consumer loans	15,280	17,892
Deposit overdrafts	4,511	4,036
Residential loans held for sale	1,655	2,254
Other loans	4,175	4,175
Discontinued loan products	17,131	35,544

Total gross loans	4,982,197	4,386,725

Adjustments:
Undisbursed portion of loans in process	(789,086)	(728,100)
Net premiums related to purchased loans	923	6,898
Deferred fees	(5,451)	(6,655)
Deferred profit on commercial real estate loans	(559)	(589)
Allowance for loan and lease losses	(49,850)	(46,667)

Loans receivable — net	$4,138,174	$3,611,612

Levitt had outstanding loans due to BankAtlantic Bancorp and BankAtlantic of $49.1 million and $61.6 million at September 30, 2004 and December 31, 2003, respectively. These inter-company loans and related interest were eliminated in consolidation. Investments in and advances to unconsolidated subsidiaries includes loans due to BankAtlantic from Levitt’s joint ventures of approximately $23.2 million at December 31, 2003 and none at September 30, 2004. In January 2004, a joint venture loan due to BankAtlantic in the amount of $21.5 million was repaid in connection with the sale of the joint venture project. For the three and nine month periods ended September 30, 2004, BankAtlantic Bancorp’s interest income included $584,000 and $1.8 million, respectively, of interest income relating to loans to Levitt, which were eliminated in consolidation. During the three and six months ended September 30, 2003, because Levitt was a wholly owned subsidiary of BankAtlantic Bancorp, $545,000 and $1.7 million, respectively, of interest income related to loans to Levitt were eliminated in BankAtlantic Bancorp consolidation. At September 30, 2004 and December 31, 2003, BankAtlantic had $14.8 million and $13.4 million, respectively, of undisbursed loans in process to Levitt.

8. Real Estate Held for Development and Sale

Real estate held for development and sale consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Land and land development costs	$303,286	$183,847
Construction costs	133,964	75,087
Other capitalized costs	14,108	17,378
Other real estate	6,003	6,960

Total	$457,361	$283,272

At September 30, 2004, real estate held for development and sale consisted of the combined activities of Levitt and its subsidiaries in the amount of $428.3 million; the activities of a 50% owned real estate joint venture in which BankAtlantic Bancorp is the primary beneficiary as defined by FIN 46, in the amount of $23.1 million. Included in “other real estate” held for development and sale is real estate owned directly by BFC, which includes Burlington Manufacturers Outlet Center (“BMOC”), a shopping center in North Carolina, and the unsold land at the commercial development known as Center Port in Pompano Beach, Florida, in the combined amount of $3.5 million. Also included in “other real estate” held for development and sale at September 30, 2004 and December 31, 2003, was $2.5 million and $3.0 million, respectively, associated with BankAtlantic Bancorp’s branch banking facilities held by BankAtlantic.

9. Investments In and Advances to Unconsolidated Subsidiaries

The consolidated statements of financial condition include the following amounts for investments in and advances to unconsolidated subsidiaries consisting of the following (in thousands):

	September 30,	December 31,
	2004	2003
Investment in Bluegreen Corporation	$80,752	$70,852
Investments in and loans to real estate joint ventures	1,550	27,286
Investment in statutory business trusts	7,910	7,910

	$90,212	$106,048

Levitt’s investment in Bluegreen is accounted for under the equity method. At September 30, 2004, the 9.5 million shares of Bluegreen common stock owned represented by Levitt approximately 36% of Bluegreen’s outstanding common stock.

Bluegreen’s condensed consolidated balance sheets and condensed consolidated statements of income are as follows (in thousands):

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
Total assets	$648,500	$570,406

Total liabilities	414,835	378,878
Minority interest	7,340	4,648
Total shareholders’ equity	226,325	186,880

Total liabilities and shareholders’ equity	$648,500	$570,406

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues and other income	$190,636	$128,407	$451,192	$315,617
Cost and other expenses	163,760	111,119	399,541	283,572

Income before minority interest and provision for income taxes	26,876	17,288	51,651	32,045
Minority interest	360	699	2,692	1,875

Income before provision for income taxes	26,516	16,589	48,959	30,170
Provision for income taxes	10,209	6,387	18,849	11,615

Net income	$16,307	$10,202	$30,110	$18,555

10. 5% Cumulative Convertible Preferred Stock

The Company’s authorized capital stock includes 10 million shares of preferred stock at a par value of $.01 per share. On June 7, 2004 the Board of Directors of the Company designated 15,000 shares of the preferred stock as 5% Cumulative Convertible Preferred Stock (the “5% Preferred Stock”) and on June 21, 2004 sold the shares of the 5% Preferred Stock to an investor group in a private offering. The 5% Preferred Stock has a stated value of $1,000 per share, with conversion rights into the Company’s Class A Common Stock subject to and upon compliance with certain provisions. The shares of 5% Preferred Stock may be redeemed at the option of the Company, at any time and from time to time on or after April 30, 2005, at redemption prices (the “Redemption Price”) ranging from $1,050 per share for the year 2005 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the Redemption Price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock are entitled to receive when and as declared by the Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. The 5% Preferred Stock has no voting rights except as required by Florida law.

Holders of the 5% Preferred Stock have the option at any time on or after April 30, 2007 to convert the 5% Preferred Stock into shares of the Company’s Class A Common Stock, with the number of shares determined by dividing the stated value of $1,000 per share by the conversion price of $12 per share (“Conversion Price”). The Conversion Price is subject to customary anti-dilution adjustments. The holders may convert their shares of 5% Preferred Stock before April 30, 2007 if i) the Class A Common Stock has a closing price equal to 150% of the Conversion Price then in effect for the 20 consecutive trading days prior to the delivery of a conversion notice or ii) the Company has delivered a redemption notice on or after April 30, 2005.

The 5% Preferred stock will not be included in diluted income per share, unless the conditions to conversion are satisfied.

11. Segment Reporting

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

The table below reflects the Company’s consolidated data of our business segments for the three months ended September 30, 2004 and 2003 (in thousands):

		Homebuilding
	Financial	and Real Estate
2004	Services	Development	Other	Eliminations	Total
Revenues:
Sales of real estate	$—	$132,893	$—	$—	$132,893
Interest and dividend income	66,373	408	247	(651)	66,377
Investment banking	51,792	—	—	(256)	51,536
Other income	23,259	2,735	3,735	(375)	29,354

	141,424	136,036	3,982	(1,282)	280,160

Cost and Expenses:
Cost of sale of real estate	—	98,513	—	(514)	97,999
Interest expense, net of capitalized	22,056	178	276	(137)	22,373
Provision for loan losses	1,717	—	—	—	1,717
Other expenses	94,617	20,842	2,067	(631)	116,895

	118,390	119,533	2,343	(1,282)	238,984

	23,034	16,503	1,639	—	41,176
Equity in earnings from unconsolidated subsidiaries	123	5,765	—	—	5,888

Income before income taxes	23,157	22,268	1,639	—	47,064
Provision for income taxes	8,466	8,608	2,039	—	19,113

Income (loss) from continuing operations before minority interest	14,691	13,660	(400)	—	27,951
Minority interest	11,447	11,391	1,453	—	24,291

Income (loss) from continuing operations	3,244	2,269	(1,853)	—	3,660

Total assets at September 30, 2004	$5,660,199	$652,137	$31,538	$(79,536)	$6,264,338

		Homebuilding
	Financial	and Real Estate
2003	Services	Development	Other	Eliminations	Total
Revenues:
Sales of real estate	$—	$64,930	$—	$—	$64,930
Interest and dividend income	62,811	190	98	(8)	63,091
Investment banking	49,992	—	—	—	49,992
Other income	17,695	1,080	299	(53)	19,021

	130,498	66,200	397	(61)	197,034

Cost and Expenses:
Cost of sale of real estate	—	46,487	—	80	46,567
Interest expense, net	27,312	—	291	(88)	27,515
Recovery for loan losses	(1,076)	—	—	—	(1,076)
Other expenses	88,483	10,567	783	(53)	99,780

	114,719	57,054	1,074	(61)	172,786

	15,779	9,146	(677)	—	24,248
Equity in earnings from unconsolidated subsidiaries	106	3,334	—	614	4,054

Income (loss) before income taxes	15,885	12,480	(677)	614	28,302
Provision for income taxes	5,741	4,819	1,219	216	11,995

Income (loss) from continuing operations before minority interest	10,144	7,661	(1,896)	398	16,307
Minority interest	8,414	5,942	(4)	—	14,352

Income (loss) from continuing operations	1,730	1,719	(1,892)	398	1,955

Total assets at September 30, 2003	$4,839,307	$324,069	$17,632	$—	$5,181,008

The table below reflects the Company’s consolidated data of our business segments for the nine months ended September 30, 2004 and 2003 (in thousands):

		Homebuilding
	Financial	and Real Estate
2004	Services	Development	Other	Eliminations	Total
Revenues:
Sales of real estate	$—	$373,946	$—	$—	$373,946
Interest and dividend income	186,109	886	436	(1,916)	185,515
Investment banking	176,162	—	—	(256)	175,906
Other income	88,363	5,893	5,447	(530)	99,173

	450,634	380,725	5,883	(2,702)	834,540

Cost and Expenses:
Cost of sale of real estate	—	275,854	—	(1,779)	274,075
Interest expense, net	62,652	236	866	(137)	63,617
Recovery for loan losses	(1,105)	—	—	—	(1,105)
Other expenses	304,533	55,195	4,694	(786)	363,636

	366,080	331,285	5,560	(2,702)	700,223

	84,554	49,440	323	—	134,317
Equity in earnings from unconsolidated subsidiaries	359	16,363	—	—	16,722

Income before income taxes	84,913	65,803	323	—	151,039
Provision for income taxes	31,438	25,401	6,419	—	63,258

Income (loss) from continuing operations before minority interest	53,475	40,402	(6,096)	—	87,781
Minority interest	41,595	32,955	1,938	—	76,488

Income (loss) from continuing operations	11,880	7,447	(8,034)	—	11,293

Total assets at September 30, 2004	$5,660,199	$652,137	$31,538	$(79,536)	$6,264,338

		Homebuilding
	Financial	and Real Estate
2003	Services	Development	Other	Eliminations	Total
Revenues:
Sales of real estate	$—	$184,933	$—	$—	$184,933
Interest and dividend income	200,997	651	294	(88)	201,854
Investment banking	152,222	—	—	—	152,222
Other income	55,944	2,867	1,255	(160)	59,906

	409,163	188,451	1,549	(248)	598,915

Cost and Expenses:
Cost of sale of real estate	—	135,162	—		135,162
Interest expense, net	88,670	249	873	(88)	89,704
Provision for loan losses	1,264	—	—	—	1,264
Other expenses	271,533	29,886	2,669	(160)	303,928

	361,467	165,297	3,542	(248)	530,058

	47,696	23,154	(1,993)	—	68,857
Equity in earnings from unconsolidated subsidiaries	306	5,058	—	1,295	6,659

Income (loss) before income taxes	48,002	28,212	(1,993)	1,295	75,516
Provision for income taxes	17,231	10,891	3,196	455	31,773

Income (loss) from continuing operations before minority interest	30,771	17,321	(5,189)	840	43,743
Minority interest	25,377	13,420	58	—	38,855

Income (loss) from continuing operations	5,394	3,901	(5,247)	840	4,888

Total assets at September 30, 2003	$4,839,307	$324,069	$17,632	$—	$5,181,008

Goodwill by reportable segment was as follow (in thousands).

		Homebuilding
	Financial	and Real Estate
	Services	Development	Total
December 31, 2003	$76,674	$—	$76,674
Additions	—	1,541	1,541

September 30, 2004	$76,674	$1,541	$78,215

The $1.5 million addition to goodwill resulted from the Bowden acquisition.

12. Interest expense of consolidated entities, net of interest capitalized

Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period of the property at the effective rates paid on borrowings. Capitalization of interest is discontinued when development ceases at a project. Interest is amortized to cost of sales as related homes, land and units are sold. The following table is a summary of interest expense on notes and mortgage notes payable and the amounts capitalized (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest expense	$25,613	$29,695	$71,828	$96,335
Interest capitalized	(3,240)	(2,180)	(8,211)	(6,631)

Interest expense, net	$22,373	$27,515	$63,617	$89,704

The following table is a summary of the interest expense, net of consolidated entity for the three and nine month periods ended September 30, 2004 and 2003 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
BankAtlantic Bancorp	$21,919	$27,224	$62,515	$88,582
Levitt	178	—	236	249
BFC	276	291	866	873

	$22,373	$27,515	$63,617	$89,704

13. Financial Instruments With Off-Balance Sheet Risk

Financial instruments with off-balance sheet risk were (in thousands):

	September 30,	December 31,
	2004	2003
Commitment to sell fixed rate residential loans	$20,158	$12,962
Commitment to sell variable rate residential loans	6,233	3,740
Forward contracts to purchase mortgage-backed securities	4,988	8,611
Commitments to purchase fixed rate residential loans	—	40,242
Commitments to purchase variable rate residential loans	—	3,500
Commitments to originate loans held for sale	24,617	14,271
Commitments to originate loans for investment	330,385	370,071
Commitments to extend credit, including the undisbursed portion of loans in process	1,176,208	1,048,738
Standby letters of credit	43,939	31,722
Commercial lines of credit	85,647	162,623
Commitment to acquire Benihana Preferred Stock	10,000	—

Other than the Benihana Preferred Stock commitment, BFC did not directly have any financial instruments with off-balance risk and the remaining instruments indicated above are those of our controlled entities, BankAtlantic Bancorp and Levitt and their affiliates and are all non-recourse to BFC.

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $38.6 million at September 30, 2004. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $5.3 million at September 30, 2004. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2004 and December 31, 2003 was $0 and $110,000, respectively, of unearned guarantee fees.

In connection with the development of certain of Levitt communities, Levitt establishes community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If Levitt were not able to establish community development districts, Levitt would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that Levitt owns property within a district when assessments are levied, Levitt will be obligated to pay such assessments when they are due. As of September 30, 2004, development districts in Tradition had $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of September 30, 2004, Levitt owned approximately 71% of the property in the districts.

At September 30, 2004, Levitt and its subsidiaries had $182.6 million of commitments to purchase properties for development. Approximately $114.7 million of such commitments are subject to due diligence and satisfaction of certain requirements and conditions, including financing contingencies. At September 30, 2004, cash deposits of approximately $6.4 million secured the commitments under these contracts.

At September 30, 2004 Levitt had outstanding surety bonds and letters of credit of approximately $26.0 million related primarily to its obligations to various governmental entities to construct improvements in Levitt’s various communities. Levitt estimates that approximately $9.0 million of work remains on these improvements, and does not believe that any outstanding bonds or letters of credit will likely be drawn upon.

At September 30, 2004, the Company did not have any other off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.

14. Discontinued operations

During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, GMS and Cumberland. The operations of those subsidiaries are presented as discontinued operations in our statements of operations for the nine and three month periods ended September 30, 2003.

The components of earnings from discontinued operations for the three and nine month periods ended September 30, 2003 were as follows (in thousands):

	Three	Nine
	Months	Months
Revenues:
Interest income	$1,629	$6,279
Investment banking income	3,937	17,782
Other	296	1,375

	5,862	25,436

Expenses:
Interest expense	205	1,039
Employee compensation and benefits	3,916	17,377
Other	1,495	6,394

	5,616	24,810

Income before income taxes	246	626
Benefit for income taxes	(60)	(517)

Income from discontinued operations, net of tax	$306	$1,143

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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share data).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Basic earnings per share
Numerator:
Income from continuing operations	$3,660	$1,955	$11,293	$4,888
Less: Preferred stock dividends	187	—	204	—

Income available to common shareholders	3,473	1,955	11,089	4,888
Discontinued operations, net of taxes	—	306	—	1,143

Net income available to common shareholders	$3,473	$2,261	$11,089	$6,031

Denominator:
Weighted average number of common shares outstanding	21,286	20,297	21,177	20,113
Eliminate RAG weighted average number of common shares	(1,914)	(1,914)	(1,914)	(1,914)

Basic weighted average number of common shares outstanding	19,372	18,383	19,263	18,200

Basic earnings per share:
Earnings per share from continuing operations	$0.18	$0.11	$0.58	$0.27
Earnings per share from discontinued operations	—	0.02	—	0.06

Basic earnings per share	$0.18	$0.13	$0.58	$0.33

Diluted earnings per share
Numerator
Income available to common shareholders	$3,473	$1,955	$11,089	$4,888
Effect of securities issuable by subsidiaries	(175)	(158)	(652)	(469)

Income available after assumed dilution	$3,298	$1,797	$10,437	$4,419

Discontinued operations, net of taxes	$—	$306	$—	$1,143
Effect of securities issuable by subsidiaries	—	(3)	—	(17)

Discontinued operations, net of taxes after assumed dilution	$—	$303	$—	$1,126

Net income available after assumed dilution	$3,298	$2,100	$10,437	$5,545

Denominator
Weighted average number of common shares outstanding	21,286	20,297	21,177	20,113
Eliminate RAG weighted average number of common shares	(1,914)	(1,914)	(1,914)	(1,914)
Common stock equivalents resulting from stock-based compensation	2,837	2,573	2,963	2,296

Diluted weighted average shares outstanding	22,209	20,956	22,226	20,495

Diluted earnings per share
Earnings per share from continuing operations	$0.15	$0.09	$0.47	$0.22
Earnings per share from discontinued operations	—	0.01	—	0.05

Diluted earnings per share	$0.15	$0.10	$0.47	$0.27

16. Litigation Matters

Benihana of Tokyo, Inc., Individually and on behalf of Benihana, Inc., v. Benihana, Inc., et.al., Civil Action 550-N, In the Court of Chancery in the State of Delaware in and for New Castle County. On July 2, 2004, Benihana of Tokyo, Inc. a major shareholder of Benihana filed suit against Benihana, Inc., the members of the Benihana Board of Directors and BFC Financial Corporation, seeking to rescind BFC’s transaction with Benihana. Benihana of Tokyo, a major shareholder of Benihana, Inc., claims the transaction was created for the sole or primary purpose of diluting the stock interest of Benihana of Tokyo. It further claims that, in light of the relationship of certain members of the Benihana Board with BFC, the Benihana Board breached the fiduciary duties owed to the Benihana shareholders. The Complaint also alleges that through John Abdo, as a member of the Benihana Board and BFC’s Vice-Chairman, and Darwin Dornbush, as a member of the Benihana Board and a member of Levitt’s Board, BFC has aided and abetted in the Board’s breaches of fiduciary duty. Benihana has indicated it intends to vigorously contest the allegations. The terms of the agreement pursuant to which BFC acquired its interest in Benihana provides that Benihana is obligated to indemnify BFC against any losses, including attorneys’ fees, incurred by BFC including litigation arising out of its purchase.

In March 2004, the Company recognized a $23.9 million gain from a settlement of litigation with a technology company. In accordance with the terms of the settlement, BankAtlantic Bancorp sold its stock in the technology company to a third party investor group for its original cost of $15 million and received from the investor group and the technology company additional compensation for legal expenses and damages consisting of $1.7 million in cash and 378,160 shares of BankAtlantic Bancorp’s Class A common stock with a $6.1 million fair value that had been owned by the technology company. BankAtlantic Bancorp retired its Class A common stock on the settlement date. In addition to the investment held by BankAtlantic Bancorp, an investment in the technology company was also made by a limited partnership in which BFC has an approximately 56.5% controlling interest. The limited partnership chose not to sell its common stock in the technology company but recovered legal fees and damages of $309,845 in cash and 50,422 shares of BankAtlantic Bancorp Class A common stock in connection with the settlement. In September 2004, the technology company entered into a merger agreement with a third party and in connection with that agreement the limited partnership delivered its shares of common stock in the technology company and received net proceeds of approximately $3.5 million, which was recognized in other income.

On December 29, 2000, Smith & Company, Inc. (“Smith”) filed a law suit against, among others, Levitt-Ansca Towne Partnership, a Florida limited partnership (“Partnership”), and Bellaggio by Levitt Homes, Inc. (“BLHI”), a Florida corporation and a wholly owned subsidiary of Levitt and Sons. The suit alleged, among other things, wrongful termination, breach and failure to pay for extra work performed outside the scope of the contract. A jury awarded Smith $4.4 million of which BLHI’s liability was estimated at $2.6 million. The Partnership appealed the verdict, and in April 2004 the Fourth District Court of Appeal of the State of Florida reversed the trial court’s previous award of damages in its entirety and remanded the matter to the trial court for a new trial on damages. The appeal bond previously posted was released in August 2004. Levitt therefore reduced its accrual litigation reserve by $1.4 million reflecting Levitt’s assessment of potential liability. The $1.4 million reduction was recorded as other income in the accompanying statement of operations for the three and nine months ended September 30, 2004.

17. New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF provides guidance on the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115 and investments accounted for under the cost method of accounting. The guidance of EITF 03-01 requires that the Company makes evidence-based judgments about the recovery of the unrealized loss (impairment), if any, on each security considering the severity and duration of the impairment and the Company’s ability and intent to hold the securities until the forecasted recovery.

In September 2004 the Financial Accounting Standards Board (“FASB”) issued a proposed FASB Staff Position (“FSP”) which determined that minor impairments caused by interest rate increases associated with securities that could not be settled in such a way that the investor would not recover substantially all of its costs were considered temporary; therefore not requiring an entity to assess its ability and intent to hold an investment until a forecasted recovery. This minor impairment determination did not apply to equity and debt securities that can be contractually prepaid or otherwise settled in such a way that an entity would not recover substantially all of its cost.

The recognition and measurement provisions of the EITF were originally effective for periods beginning after June 15, 2004. On September 30, 2004 the FASB issued a final FSP that delayed the effective date for the measurement and recognition guidance for the meaning of other-than-temporary impairment. The disclosure requirements were not deferred. At September 30, 2004, the securities portfolios were evaluated for other-than-temporary declines in value based on existing guidance contained in FASB No. 115, SAB Topic 5-M and FASB Staff Implementation Guide to FASB No. 115 resulting in no other-than-temporary impairment of the securities portfolios.

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

Levitt (NYSE:LEV) engages in homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”), Levitt Commercial, LLC (“Levitt Commercial”), Bowden Building Corporation (“Bowden”) and investments in real estate projects. Levitt also owns approximately 36% of the outstanding common stock of Bluegreen, a New York Stock Exchange-listed (NYSE:BXG) company that acquires, develops, markets and sells vacation ownership interests in primarily “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities. Levitt acquired Bowden on April 28, 2004 for approximately $7.4 million. Bowden is a builder of single family homes based in Memphis, Tennessee.

BFC’s ownership in BankAtlantic Bancorp and Levitt as of September 30, 2004 was as follows:

		Percent of	Percent
	Shares	Total	of
	Owned	Outstanding	Vote
BankAtlantic Bancorp
Class A Common Stock(a)	8,347,400	15.1%	8.0%
Class B Common Stock	4,876,124	100.0%	47.0%
Total	13,223,524	22.1%	55.0%
Levitt
Class A Common Stock	2,074,240	11.2%	5.9%
Class B Common Stock	1,219,031	100.0%	47.0%
Total	3,293,271	16.6%	52.9%

(a)	Includes 50,422 shares directly held by a limited partnership in which BFC has a controlling interest of 56.5%.

The percentage of votes controlled by the Company (55.0% and 52.9%, respectively) requires its consolidation of BankAtlantic Bancorp and Levitt, whereas, the percentage of ownership (22.1% and 16.6%, respectively) of total outstanding common stock determines the amount of BankAtlantic Bancorp and Levitt net income recognized by the Company.

In April 2004, Levitt sold 5,000,000 shares of its Class A Common Stock in an underwritten public offering, which decreased BFC’s combined ownership of Levitt’s outstanding common stock by approximately 5.6% to 16.6% and decreased BFC’s voting interest in Levitt by 2.2% to 52.9%.

Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by such forward-looking statements. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that may change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services and the operations, products and services of its controlled entities and entities in which it has non-control investments and that our internal controls over financial reporting are found not to be effective as required under Section 404 of the Sarbanes-Oxley Act of 2002. Further, this document contains forward-looking statements with respect to the operations of BankAtlantic which are subject to a number of risks and uncertainties, including, but not limited to: the risks and uncertainties associated with its operations, products and services; changes in economic or regulatory policies; the success of any new lines of business in which it may engage; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; increases in costs associated with regulatory compliance; adverse conditions in the stock market; the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiative, extended midnight branch banking hours initiative, and other growth initiatives not producing results consistent with historic growth rates or results which justify their costs; the impact of regulatory or accounting issues, including the impact of and compliance with the USA Patriot Act, Bank Secrecy Act and Anti-Money Laundering laws; periodic testing of goodwill and other intangible assets for impairment; and BankAtlantic’s achieving the benefits of its prepayment of certain Federal Home Loan Bank (“FHLB”) advances. Further, this document contains forward-looking statements relating to BankAtlantic’s de novo branch expansion strategy, existing branch renovation plans and branch “branding” initiative which are subject to a number of risks and uncertainties, including that the number of new branches may be less than anticipated, that required regulatory approvals for the new branches may not be timely obtained, if at all, that required capital expenditures or operating costs will be higher than anticipated and that the de novo branch expansion strategy, existing branch renovation plans and branch “branding” initiative will not be successful or will not produce results which justify their costs. Further, this document contains forward-looking statements with respect to Ryan Beck, which are subject to a number of risks and uncertainties, including, but not limited to: the risks and uncertainties associated with its operations, products and services; changes in economic or regulatory policies; the volatility of the stock market and fixed income markets; announced or anticipated transactions, including mergers and acquisitions, or capital financing transactions not being completed or producing results which do not justify their costs; the success or profitability of Ryan Beck’s newly launched products; the effectiveness of Ryan Beck’s advertising and brand awareness campaigns; and additional risks and uncertainties that are subject to change and outside of Ryan Beck’s control. Further, this document contains forward-looking statements with respect to the operations of Levitt, which are subject to additional risks and uncertainties including those relating to the market for real estate generally and in the areas where Levitt has developments; the impact of economic, competitive and other factors affecting Levitt and its operations, including the impact of hurricanes and tropical storms in the areas in which Levitt operates, and that the recent hurricanes may have a greater impact on operations than currently anticipated or that damage to Levitt homes and property may be greater than currently anticipated; the market for real estate generally and in the areas where Levitt has developments, including the impact of market conditions on Levitt’s margins; the availability and price of land suitable for development; shortages and increased costs of construction materials and labor; the effects of increases in interest rates; environmental factors, the impact of governmental regulations and requirements (including delays in obtaining necessary permits and approvals as a result of the reallocation of government resources based on hurricane related issues in the areas in which Levitt operates); Levitt’s ability to successfully integrate the operations of Bowden Homes; Levitt’s ability to timely deliver homes from backlog and successfully manage growth; and Levitt’s success at managing the risks involved in the foregoing. Further, this document contains forward looking statements relating to BFC’s activities as a diversified holding company that invests in diverse operating businesses which activities are subject to a number of risks and uncertainties, including that it will not have sufficient available cash to make investments, that BFC shareholders interests will be diluted in transactions utilizing BFC stock for consideration, that appropriate investment opportunities on reasonable terms and at reasonable prices will not be available, the performance of those entities in which investments are made may not be as anticipated, and that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

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

Impact of Florida Hurricanes in 2004

Levitt Corporation

The majority of our business operations are located in the State of Florida, which is subject to hurricanes and other tropical weather systems. In the months of August and September 2004, five named storms made landfall in the State of Florida – Tropical Storm Bonnie and Hurricanes Charley, Frances, Ivan and Jeanne. Hurricane Charley passed through the southwestern and central areas of Florida, including areas where Levitt has significant homebuilding operations (Ft. Myers, Sarasota and Orlando). Hurricanes Frances and Jeanne both made landfall on the east coast of the state near Levitt’s St. Lucie County homebuilding and land development operations before passing to the northwest over Orlando. These three hurricanes caused property damage in several of the communities Levitt is currently developing. Levitt’s losses were primarily related to landscaping, fences, lake beds and building materials. The Company’s and Levitt’s results of operations for the three and nine months ended September 30, 2004 include charges recorded as other expenses, related to hurricane damage of approximately $2.9 million, net of projected insurance recoveries.

However, in addition to property damage, hurricanes cause disruptions to our business operations. New home buyers cannot obtain insurance until after named storms have passed, creating delays in new home deliveries. Approaching storms require that sales, development and construction operations be suspended in favor of storm preparation activities such as securing construction materials and equipment. After a storm has passed, construction-related resources such as sub-contracted labor and building materials are likely to be redeployed to hurricane recovery efforts around the state. Governmental permitting and inspection activities may similarly be focused primarily on returning displaced residents to homes damaged by the storms, rather than on new construction activity. Depending on the severity of the damage caused by the storms, disruptions such as these could last for several months. Levitt has experienced a number of these disruptions following the unprecedented series of hurricanes which struck Florida in 2004. Although the disruptions are not expected to have a material impact on the profitability of our operations over the long term, delays in new home deliveries and governmental permitting and inspection activities resulting from the hurricanes are expected to continue through the first quarter of 2005.

BankAtlantic Bancorp

Three of the above named storms affected BankAtlantic’s markets but physical damage to BankAtlantic’s branches was minimal. The branch network remained fully operational, including weekend and late evening operations subsequent to the storms other than closures of branches located in evacuation zones or where utilities became temporarily unavailable. BankAtlantic has reviewed its loan portfolio for a possible adverse impact on credit quality resulting from the storms and has not identified any commercial or real estate customers or projects with any significant uninsured damage. Additionally, BankAtlantic’s review of delinquency and other data relating to the consumer and small business portfolios also does not indicate that the storms had any significant impact. However, BankAtlantic established an unallocated provision of the allowance for loan losses of approximately $500,000 to cover probable losses arising from the consumer and small business portfolios which may have occurred during the third quarter as a consequence of hurricane activity which might not become known until the fourth quarter.

Summary Consolidated Results of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2004	2003	2004	2003
Financial Services	$14,691	$10,144	$53,475	$30,771
Homebuilding and Real Estate Development	13,660	7,661	40,402	17,321
Other Operations	(400)	(1,896)	(6,096)	(5,189)
Eliminations	—	398	—	840

	27,951	16,307	87,781	43,743
Minority interest	24,291	14,352	76,488	38,855

Income from continuing operations	3,660	1,955	11,293	4,888
Income from discontinued operations, net of income tax	—	306	—	1,143

Net income	$3,660	$2,261	$11,293	$6,031

For the Three Months Ended September 30, 2004 Compared to the Same 2003 Period:

Income from continuing operations increased 87% from the same 2003 period, to $3.7 million for the quarter ended September 30, 2004, up from $2.0 million in the corresponding period in 2003. The increase in income from continuing operations primarily resulted from increases in earnings of approximately 45% and 78% in our Financial Services division and Homebuilding and Real Estate Development division, respectively. Our Financial Services division consists of BankAtlantic Bancorp financial activities and our Homebuilding and Real Estate Development division consists of Levitt’s real estate operations activities. Other operations primarily consists of the holding company financial activities, as well the business activities of several venture partnerships. During the year ended December 31, 2003, Ryan Beck, a subsidiary of BankAtlantic Bancorp, sold two of its subsidiaries, GMS and Cumberland. Accordingly, the above transactions are presented as discontinued operations in our statement of operations for the three and nine month periods ended September 30, 2003.

Minority interest reflects that portion of the consolidated income that is equal to the non-BFC percentage ownership in the consolidated entities. While BFC controls more than 50% of the voting interests in BankAtlantic Bancorp and Levitt, BFC’s economic ownership, as of September 30, 2004, was 22.1% and 16.6% in BankAtlantic Bancorp and Levitt, respectively, resulting in minority interest held by others of 77.9% and 83.4% for BankAtlantic Bancorp and Levitt, respectively. Minority interest in income of consolidated subsidiaries during the three months ended September 30, 2004 was $24.3 million as compared to $14.4 million during the same 2003 period. The 2004 increase in minority interest compared to the 2003 period was the result of increases in net income at BankAtlantic Bancorp of $4.5 million and at Levitt of $6.0 million. Minority interest in BankAtlantic Bancorp was approximately 77.9% in 2004 and 77.6% in 2003. Minority interest in Levitt at September 30, 2004 was approximately 83.4% and, as a wholly owned subsidiary of BankAtlantic Bancorp through December 31, 2003, minority interest in Levitt at the BFC level was 77.6% in 2003. Minority interest in Levitt increased 5.6% to 83.4% at September 30, 2004, compared with 77.8% at March 31, 2004, resulting from the 5,000,000 shares of Class A Common Stock sold by Levitt in April 2004 in an underwritten public offering.

For the Nine Months Ended September 30, 2004 Compared to the Same 2003 Period:

Income from continuing operations increased 131% from the same 2003 period, to $11.3 million for the nine months ended September 30, 2004, up from $4.9 million in the corresponding period in 2003. The increase in income from continuing operations primarily resulted from increases in earnings of approximately 74% in our Financial Services division and 133% in our Homebuilding and Real Estate Development division.

Minority interest in income of consolidated subsidiaries during the nine months ended September 30, 2004 was $76.5 million as compared to $38.9 million during the same 2003 period. The 2004 increase in minority interest as compared to the 2003 period resulted from increases in net income at BankAtlantic Bancorp of $22.7 million and at Levitt of $23.1 million.

Financial Services Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Revenues
Interest and dividend income	$66,373	$62,811	$3,562	$186,109	$200,997	$(14,888)
Investment banking	51,792	49,992	1,800	176,162	152,222	23,940
Other income	23,259	17,695	5,564	88,363	55,944	32,419

	141,424	130,498	10,926	450,634	409,163	41,471

Cost and Expenses
Interest expense, net	22,056	27,312	(5,256)	62,652	88,670	(26,018)
(Recovery) provision for loan losses	1,717	(1,076)	2,793	(1,105)	1,264	(2,369)
Employee compensation and benefits	58,992	55,318	3,674	189,710	170,145	19,565
Occupancy and equipment	12,097	10,161	1,936	33,393	29,514	3,879
Advertising and promotion	4,757	2,988	1,769	15,081	9,614	5,467
Amortization of intangible assets	425	439	(14)	1,289	1,332	(43)
Cost associated with debt redemption	—	2,040	(2,040)	11,741	3,688	8,053
Other expenses	18,346	17,537	809	53,319	57,240	(3,921)

	118,390	114,719	3,671	366,080	361,467	4,613

	23,034	15,779	7,255	84,554	47,696	36,858
Equity in earnings from unconsolidated subsidiaries	123	106	17	359	306	53

Income before income taxes	23,157	15,885	7,272	84,913	48,002	36,911
Provision for income taxes	8,466	5,741	2,725	31,438	17,231	14,207

Income from continuing operations	$14,691	$10,144	$4,547	$53,475	$30,771	$22,704

For the Three and Nine Months Ended September 30, 2004 Compared to the Same 2003 Periods:

The increase in interest income for the quarter ended September 30, 2004 as compared to the same 2003 period was primarily associated with higher yields on residential loans and investments. BankAtlantic’s average interest earning asset increased slightly, primarily due to BankAtlantic’s purchase of investments and origination of home equity loans. During 2004, BankAtlantic purchased $1,079 million of residential loans and $550 million of securities, respectively, and originated $303.5 million of home equity loans. These acquisitions were partially offset by refinancing and prepayment of residential loans originated or purchased by BankAtlantic during the latter half of 2003 and the first quarter of 2004. This reduced the balances in both its residential mortgage loan portfolio and its taxable investment securities portfolio. The decrease in interest income for the nine months ended September 30, 2004 as compared to the same 2003 was primarily due to a decline in average interest earning assets. The decline was primarily due to falling interest rates during 2003 and the first quarter of 2004, that resulted in increased refinancing and prepayment of many residential loans originated or purchased by BankAtlantic. This reduced the balances in both BankAtlantic’s residential mortgage loan portfolio and BankAtlantic’s taxable investment securities portfolio. As of September 30, 2004, approximately 65% of BankAtlantic’s interest earning assets were anticipated to reprice within one year in response to changes in interest rates. Similarly, approximately 51% of BankAtlantic’s interest bearing liabilities were anticipated to reprice during the same period.

The increase in investment banking revenues was primarily attributable to Ryan Beck’s increased merger and acquisition-related business. The higher investment banking revenues were partially offset by lower revenues from commissions and principal transactions reflecting decreased activity by individual customers due to market conditions during the period. Investment banking revenue increased 81% and 118%, respectively, for the three and nine months ended September 30, 2004, as compared to the same 2003 periods. Through the third quarter of 2004, Ryan Beck’s Financial Institutions Group completed thirteen merger and acquisition transactions versus six through September 30, 2003. Additionally, this group participated in raising over $1.2 billion of capital financing transactions for clients through the third quarter of 2004, versus $0.8 billion through September 30, 2003. Also, Ryan Beck’s Middle Market Group contributed to revenue growth by completing thirteen transactions through the third quarter of 2004, versus four through September 30, 2003. Principal transaction revenue decreased 8% and 7%, respectively, for the three and nine months ended September 30, 2004, as compared to the same 2003 periods. The primary reason for the decrease was the decreased activity on the part of individual investors due to current market conditions. Additionally, Ryan Beck’s deferred compensation plan assets, which are marked to market, decreased 163% and 75%, respectively, for the three and nine months ended September 30, 2004. Commission revenue decreased 13% and increased 6%, respectively, for the three and nine months ended September 30, 2004, as compared to the same 2003 periods. Commission revenue increased significantly during the first quarter of 2004 as compared to the prior year, but deteriorated during the two subsequent quarters of 2004, primarily due to decreased activity on the part of individual investors as a result of market conditions.

The increase in other income over the comparable three and nine month 2003 periods was primarily due to service charges and fees, service charges on deposits associated with a substantial increase in deposit balances, securities activities and other income which consisted in part of increases in gains on loans held for sale and fee income received for banking services provided by BankAtlantic to its deposit customers. Additionally, other income includes income from real estate operations associated with a joint venture acquired as part of the Community Savings Bancshares, Inc. (“Community” or “Community Savings”) acquisition. In addition, during the first quarter of 2004, BankAtlantic Bancorp recognized a $22.8 million gain in connections with a settlement of litigation with a technology company in which BankAtlantic Bancorp was an investor.

The increase in low cost deposit balances was primarily the result of BankAtlantic’s “Florida’s Most Convenient Bank” initiatives. Since launching these initiatives BankAtlantic’s low cost deposit balances have increased from $894.6 million at March 31, 2002 to $1,625 million at September 30, 2004. The “Florida’s Most Convenient Bank” initiatives include seven-day branch banking, extended weekday branch hours, 24/7 live customer service, Totally Free Checking, free online banking, and various other products and services not offered by BankAtlantic prior to January 2002. The increase in other service charges and fees resulted from a 27% and 23% increase in fees received from check card and ATM usage for the three and nine months ended September 30, 2004 compared to the same 2003 periods. This increase was chiefly due to the higher number of deposit accounts, which resulted in increased usage of check cards and ATMs, and an increase in debit card interchange fees during 2004. Revenues from deposit service charges were up 24% and 30%, respectively, over the comparable three and nine month 2003 periods. The increase was primarily the result of overdraft fees on transaction accounts. Overdraft fee income increased from $9.8 million and $26.1 million during the three and nine months ended September 30, 2003 to $12.3 million and $34.2 million during the same 2004 periods. The higher overdraft fees were due to both an increase in the number of accounts and higher fees assessed on overdrafts.

The significant factors resulting in the decline in interest expense were a substantial reduction in BankAtlantic’s deposit interest expense due to low cost deposit growth and the repayment of certain FHLB advances during prior periods. These factors were partially offset by higher short term borrowing rates during the current quarter. Low cost deposits comprised approximately 50% of all deposits at September 30, 2004, versus 42% at September 30, 2003. Higher rate certificate of deposit accounts declined from 28% of total deposits at September 30, 2003 to 22% at September 30, 2004. Growth in BankAtlantic’s low cost deposit accounts is primarily attributable to its Florida’s Most Convenient Bank initiatives. The rate of low cost deposit account openings slowed in September, with deposit balances up 27% from the previous September’s closing levels, compared to growth rates of 30% or more for each of the eight previous quarters. BankAtlantic attributes this slower growth to the four hurricanes in August and September. Other borrowing costs were slightly higher during the quarter reflecting three increases in the prime interest rate beginning in June 2004. Each increase was 0.25%, and the prime interest rate increased from 4.0% to 4.75%.

BankAtlantic’s credit quality continued to improve as BankAtlantic’s allowance for loan losses to total loans declined from 1.26% at September 30, 2003 to 1.17% at September 30, 2004. Continuing loan products charge-offs and recoveries were nominal for the three months ended September 30, 2004 and 2003. The decline in discontinued loan products charge-offs and recoveries resulted from lower portfolio balances. The remaining balance of these discontinued loan products declined to $17.1 million from $38.0 million a year earlier. Discontinued loan products are lease financing, indirect consumer lending, non-real estate syndication lending, and certain types of small business lending. The increase in the provision for loan losses during the current quarter resulted from additional reserves allocated to a $17.7 million hotel loan in which the financial condition of the borrower deteriorated during the quarter as well as additional reserves allocated to consumer loans in areas affected by the four hurricanes which impacted Florida during August and September, 2004. The negative provision for loan losses during the 2004 period was due to a $2.1 million residential construction loan recovery and discontinued operation recoveries, partially offset by $2.1 million of specific reserves relating to two commercial business loans and one aviation lease having an aggregate outstanding balance of $4.7 million. The reserves were established due to the weakened financial conditions of the borrowers.

Compensation and benefit expenses in the division increased 7% and 11% in the three and nine months ended September 30, 2004, respectively, compared to the same 2003 periods. The increase in compensation and benefits expense primarily resulted from annual employee salary increases, bonus accruals primarily associated with additional investment banking revenue, as well as an increase in the number of BankAtlantic employees, higher employee benefit costs and training expenses. The “Florida’s Most Convenient Bank” initiatives, which include extended branch business hours and services, and the resulting substantial increase in deposit customers, required BankAtlantic to hire additional employees to staff its branches and operations. The number of full time equivalent BankAtlantic employees increased to 1,571 at September 30, 2004, versus 1,244 at December 31, 2002. Ryan Beck’s compensation expense decreased during the three month period by approximately $835,000 primarily attributable to the decreases in commission expense from the comparable 2003 period.

Occupancy and equipment expenses in the division increased 19% and 13% during the three and nine months ended September 30, 2004, respectively, as compared to the same 2003 period. The higher expenses resulted primarily from additional depreciation expense associated with branch fixed assets and leasehold improvements. In June 2004, BankAtlantic initiated a program to renovate 68 branches. Management anticipates that the renovation plan will be completed during 2006. In connection with this program and in conjunction with this decision, BankAtlantic shortened the estimated useful lives of branch fixed assets and leasehold improvements affected by the renovation plans, causing an acceleration in depreciation expense on $2.8 million of fixed assets and leasehold improvements. The shortened asset lives increased depreciation expense by approximately $669,000 and $1.1 million during the three and nine months ended September 30, 2004, respectively. The remaining increase in occupancy and equipment expenses for the three and nine months ended September 30, 2004 was due to the engagement of additional guard services to increase security at BankAtlantic’s branches during extended business hours as well as higher branch facilities maintenance costs also associated with extended business hours.

Advertising expenses during the three and nine months ended September 30, 2004 increased significantly as a direct result of an aggressive BankAtlantic marketing campaign that commenced in early 2004 and included television and radio advertising to promote the “Florida’s Most Convenient Bank” initiatives. The marketing campaign is ongoing, and BankAtlantic anticipates continued higher advertising and promotion expenditures during 2004 compared to those incurred during 2003.

The cost associated with debt redemption related to a prepayment penalty of $11.7 million incurred when BankAtlantic prepaid $108 million of FHLB advances with an average interest rate of 5.55% originally maturing in 2007-2008. BankAtlantic expects to recover this expense in future periods through the savings realized from lower borrowing costs. During September 2003 BankAtlantic prepaid $185 million of FHLB advances and incurred a prepayment penalty of $2.0 million. Additionally, costs associated with debt redemption during 2003 related to the redemption by BankAtlantic Bancorp of its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $917,000 call premium.

The increase in other expenses in the division for the three months ended September 30, 2004, compared to the same 2003 period, primarily resulted from increases in professional fees and communication costs at Ryan Beck, as well as higher check losses and operating expenses associated with a substantial increase in deposit customer accounts. The decrease in other expenses in the division for the nine months ended September 30, 2004, compared to the same 2003 period, primarily resulted from decreases in professional fees, communication costs at Ryan Beck, as well as other expenses resulting from a $750,000 write-down of an REO property, a $257,000 impairment of a branch facility and $635,000 of bankcard conversion expenses during 2003.

Professional fees in the division increased $118,000 and decreased $1.4 million, respectively for the three and nine months ended September 30, 2004, as compared to the same 2003 periods. The increase for the three month period is primarily due to fees incurred during the 2004 periods in connection with regulatory compliance. During the third quarter of 2004, BankAtlantic spent approximately $2.0 million in connection with its efforts to fully comply with the USA Patriot Act, Anti-Money Laundering laws and the Bank Secrecy Act, which have imposed far-reaching and substantial requirements on financial institutions. It is expected these expenses, which were primarily paid to outside professionals, will continue at approximately this level during the fourth quarter. Although BankAtlantic added significant staff in the compliance area that will be an on-going expense, much of the increased level of expenditures for compliance in the 2004 third quarter and the anticipated expenditures during the 2004 fourth quarter resulted from the identification of deficiencies, requiring a thorough review of previous compliance under these laws. We are cooperating with federal agencies in connection with the past deficiencies. BankAtlantic cannot provide assurance that monetary penalties will not be imposed or that these compliance issues will not delay BankAtlantic’s ability to obtain required regulatory approvals in connection with its business plan, including its previously announced branch expansion strategy. Partially offsetting the above increases in professional fees were decreases in professional fees at Ryan Beck by $1.6 million and $3.3 million for the three and nine months ended September 30, 2004 as compared to the same 2003 periods, respectively. The decreases in professional fees were primarily due to reduction in legal costs associated with the Gruntal transaction. During the first quarter of 2004, the bankruptcy court presiding over the Gruntal bankruptcy proceedings entered an order confirming a plan of liquidation for Gruntal that included a third party release in favor of Ryan Beck and BankAtlantic Bancorp. As a result Ryan Beck expects that the majority of the claims against Ryan Beck associated with the Gruntal transaction will be permanently stayed or dismissed by the arbitration panels and courts hearing such claims.

Communication costs in the division increased $45,000 and decreased $1.6 million, respectively, for the three and nine months ended September 30, 2004, as compared to the same 2003 periods. The increase for the three month period is primarily due to additional communication costs incurred as a result of Ryan Beck’s establishment of a new headquarters location. The decrease for the year to date period is primarily due to the elimination, as part of the integration of Gruntal operations into those of Ryan Beck, of duplicate services that were in place in the nine months ended September 2003.

Homebuilding and Real Estate Development Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Revenues
Sales of real estate	$132,893	$64,930	$67,963	373,946	$184,933	$189,013
Interest income	408	190	218	886	651	235
Other income	2,735	1,080	1,655	5,893	2,867	3,026

	136,036	66,200	69,836	380,725	188,451	192,274

Cost and Expenses
Cost of sales of real estate	98,513	46,487	52,026	275,854	135,162	140,692
Interest expense, net of interest capitalized	178	—	178	236	249	(13)
Employee compensation and benefits	7,111	5,153	1,958	23,573	13,543	10,030
Selling, general and administrative expenses	10,187	5,057	5,130	26,660	15,169	11,491
Other expenses	3,544	357	3,187	4,962	1,174	3,788

	119,533	57,054	62,479	331,285	165,297	165,988

	16,503	9,146	7,357	49,440	23,154	26,286
Equity in earnings from unconsolidated subsidiaries	5,765	3,334	2,431	16,363	5,058	11,305

Income before income taxes	22,268	12,480	9,788	65,803	28,212	37,591
Provision for income taxes	8,608	4,819	3,789	25,401	10,891	14,510

Income from continuing operations	$13,660	$7,661	$5,999	40,402	$17,321	$23,081

Other Data (Dollars in thousands)
Homebuilding
Homes delivered	534	247	287	1,451	619	832
Construction starts	461	465	(4)	1,945	1,105	840
Average selling price of homes delivered	$211	$213	$(2)	$218	$218	$—
Margin percentage on homes delivered	21.3%	21.5%	-.2%	21.3%	22.2%	-0.9%
New orders (units)	357	739	(382)	1,365	1,767	(402)
New orders (value)	$87,194	$170,016	$(82,822)	$351,354	$397,512	$(46,158)
Backlog of homes (units)	2,175	1,972	203	2,175	1,972	203
Backlog of homes (value)	$528,281	$429,997	$98,284	$528,281	$429,997	$98,284
Land Development
Land division acres sold	133	57	76	471	1,268	(797)
Margin percentage on land sales	50.0%	58.1%	-8.1%	53.8%	43.4%	10.4%
Unsold acres	8,517	4,994	3,523	8,384	4,937	3,447
Acres subject to sales contracts	711	871	(160)	711	871	(160)
Acres subject to sales contracts (value)	$58,657	$62,506	$(3,849)	$58,657	$62,506	$(3,849)

For the Three and Nine Months Ended September 30, 2004 Compared to the Same 2003 Periods:

The value of new orders in homebuilding declined $82.8 million and $46.2 million for the three and nine months ended September 30, 2004, respectively, as compared to the same 2003 periods. The decline in new orders was primarily the result of the unprecedented string of four hurricanes in Florida during August and September; the absence of new community openings to offset stronger than expected order growth in prior periods; and the intentional slowing of the pace of new home orders to help assure high levels of customer satisfaction by meeting delivery schedules acceptable to our customers. Some Florida communities sold out faster than originally anticipated and new communities were not yet ready for sales. While this strengthened the backlog, we experienced a short-term decline in saleable inventory. This impacted Florida homebuilding operations in the third quarter of 2004, when new orders were placed for 232 homes, as compared with the record 739 new orders placed in the third quarter of 2003. As discussed above, our inventory of homes available for sale and new orders will improve as Levitt opens new communities to the public.

Revenues from sales of real estate increased 105% to $132.9 million for the quarter ended September 30, 2004 from $64.9 million for the same 2003 period. This increase was attributable primarily to an increase in home deliveries from 247 homes delivered in the 2003 quarter to 534 homes delivered in the 2004 quarter. Revenues from homebuilding increased approximately $59.9 million to $112.4 million for the quarter ended September 30, 2004 from $52.5 million for the same 2003 period. The average selling price of homes delivered in the three months ended September 30, 2004 declined to $211,000 from $213,000 for the same 2003 period as increased prices in Levitt and Sons homebuilding operations were offset by the inclusion of home deliveries by Bowden, which has historically sold lower priced homes. Revenues from land and other real estate sales increased $8.1 million to $20.5 million for the quarter ended September 30, 2004 from $12.4 million for the same 2003 period. During the quarter ended September 30, 2004, 133 acres were sold with an average margin of 50% as compared to 57 acres sold with an average margin of 58% in the same 2003 period. Cost of sales increased 112% to $98.5 million during the three months ended September 30, 2004 from $46.5 million for the same 2003 period. Cost of sales as a percentage of related revenue was approximately 74% and 72% for the three months ended September 30, 2004 and 2003, respectively. Included in cost of sales for the three months ended September 30, 2004, is approximately $428,000 of purchase accounting adjustments relating to the Bowden acquisition.

Revenues from sales of real estate increased 102% to $373.9 million for the nine months ended September 30, 2004 from $184.9 million for the same 2003 period. This increase is attributable primarily to an increase in home deliveries from 619 homes delivered during the nine months ended September 30, 2003 to 1,451 homes delivered during the same 2004 period. Revenues from homebuilding increased approximately $181.0 million to $316.1 million for the nine months ended September 30, 2004 from $135.1 million for the same 2003 period. Revenues from land and other real estate sales increased approximately $8.0 million to $57.8 million for the nine months ended September 30, 2004 from $49.8 million for the same 2003 period. During the nine months ended September 30, 2004, 471 acres were sold with an average margin of 53.8% as compared to 1,268 acres sold with an average margin of 43.4% in the same 2003 period. Cost of sales increased 104% to $275.9 million during the nine months ended September 30, 2004 from $135.2 million during the same 2003 period. Cost of sales as a percentage of related revenue was approximately 74% and 73% for the nine months ended September 30, 2004 and 2003. Included in cost of sales for the nine months ended September 30, 2004, is approximately $1.7 million of purchase accounting adjustments relating to the Bowden acquisition.

The increase in other income was primarily related to a $1.4 million reduction of a previously accrued litigation reserve as a result of Levitt’s successful appeal of a 2002 judgment against a partnership in which a subsidiary of Levitt and Sons is a partner, as discussed in the Notes to our Unaudited Consolidated Financial Statements.

Selling, general and administrative expenses increased 101% and 76% for the three and nine month periods ended September 30, 2004 as compared to the same 2003 periods. The increase in selling, general and administrative expenses was a result of increased sales revenues and advertising cost, as well as expenses related to Levitt being a public company and fees paid to BankAtlantic Bancorp for administrative and other services, which were eliminated in consolidation. The increase in employee compensation and benefits and advertising expenses was directly related to new development projects in Central and Southeast Florida, the expansion of homebuilding activities into North Florida and Georgia, the addition of Bowden, and the increase in home deliveries. The number of full time employees within our homebuilding and real estate development division increased to 479 at September 30, 2004 from 316 at September 30, 2003, and the number of part time employees increased to 35 at September 30, 2004 from 33 at September 30, 2003.

Income from unconsolidated subsidiaries in the division represents Levitt’s share of the net income or loss generated by joint ventures and investments in which Levitt has a 50% or less ownership position, each of which are accounted for under the equity method of accounting. Levitt currently owns approximately 9.5 million shares of Bluegreen’s common stock, which represented approximately 36% of Bluegreen’s outstanding shares as of September 30, 2004. For the three months ended September 30, 2004, Levitt’s pro-rata share of Bluegreen’s net income, net of purchase accounting adjustments was $5.8 million as compared to $3.3 million for the third quarter of 2003, and $10.7 million and $5.2 million for the nine months ended September 30, 2004 and 2003, respectively. Bluegreen’s reported net income for the three months ended September 30, 2004 and 2003 was $16.3 million and $10.2 million, respectively, and $30.1 million and $18.6 million for the nine months ended September 30, 2004 and 2003, respectively. Levitt’s losses from real estate joint ventures were $25,000 and $16,000 during the quarter ended September 30, 2004 and 2003, respectively. Levitt’s earnings from real estate joint ventures were $5.7 million during the nine months ended September 30, 2004 as compared to a loss of $98,000 during the 2003 period. This increase in earnings in Levitt’s real estate joint venture activities primarily resulted from gains recognized upon the sale of a joint venture’s property in Vero Beach, Florida, earnings associated with the delivery of condominium units by a joint venture project in Boca Raton, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. The level of earnings from real estate joint ventures recognized in the first nine months of 2004 is not indicative of the results expected for the remainder of the year because all three joint venture projects are almost sold out and their operations are essentially completed.

The increase in other expenses for the three and nine month periods ended September 30, 2004 as compared to the same 2003 periods was primarily attributable to $2.9 million of estimated charge, net of projected insurance recoveries, recorded to account for the estimated costs of remediating hurricane related damage in Levitt’s Florida Homebuilding and Land operations.

Other Operations Results of Operations

The “Other Operations” that follow report on the operations and related matters of BFC itself, on a stand-alone basis, without consolidating the financial results of BankAtlantic Bancorp and Levitt and their respective subsidiaries.

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Revenues
Interest income	$247	$98	$149	$436	$294	$142
Other income, net	3,735	299	3,436	5,447	1,255	4,192

	3,982	397	3,585	5,883	1,549	4,334

Cost and Expenses
Interest expense	276	291	(15)	866	873	(7)
Employee compensation and benefits	931	568	363	2,549	1,822	727
Other expenses, net	1,136	215	921	2,145	847	1,298

	2,343	1,074	1,269	5,560	3,542	2,018

Income (loss) before income taxes	1,639	(677)	2,316	323	(1,993)	2,316
Provision for income taxes	2,039	1,219	820	6,419	3,196	3,223

Loss from continuing operations	$(400)	$(1,896)	$1,496	$(6,096)	$(5,189)	$(907)

Interest and dividend income increased during the three and nine month periods ended September 30, 2004 as compared to the same 2003 period primarily due to dividend income of approximately $126,000 received on our Benihana investment.

In September 2004, a limited partnership in which the Company has a 57% controlling interest delivered its shares of common stock in a technology company for approximately $3.5 million in cash pursuant to the technology company merger agreement. The limited partnership had written off its investment in the technology company and accordingly a $3.5 million gain was recognized in September 2004, which is included in other income. Additionally, in March 2004 BankAtlantic Bancorp and the limited partnership settled litigation with a technology company. In connection with that settlement, a $1.1 million gain was recognized which is included in other income.

The increase in employee compensation and benefits during the quarter and nine months ended September 30, 2004 compared to the same periods in 2003 was due to an increase in bonus accrual, payroll taxes related to the exercise of stock options during the first quarter of 2004 and an increase in the number of employees.

The increase in other expenses during the three and nine month periods ended September 30, 2004 as compared to the same period in 2003 was primarily associated with an increase in professional and legal fees, as well as an increase in investor relations expenses including Nasdaq fees and the cost of directors and officers insurance.

Provision for income taxes reflects the tax effect of the Company’s interest in earnings of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements.

Financial Condition

Total consolidated assets at September 30, 2004 were $6.3 billion, compared to $5.1 billion at December 31, 2003. The significant increases in total assets primarily resulted from:

•	A net increase in cash and cash equivalents which resulted primarily from the sale by Levitt of 5,000,000 million shares of its Class A Common Stock in an underwritten public offering, BFC’s issuance of 15,000 shares of 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) sold in a private offering for $15.0 million, as well as other increases and decreases as described in our Consolidated Statements of Cash Flow;

•	Higher loan balances related to BankAtlantic’s purchase of residential loans as well as the origination of commercial and home equity loans;

•	Increases in securities available for sale balances associated with BankAtlantic’s purchase of mortgage-backed securities and municipal securities, as well as BFC’s investment in Benihana;

•	A net increase in real estate held for development and sale at Levitt primarily resulting from land acquisitions in Florida, the acquisition of Bowden and land acquisitions in Tennessee by Bowden, as well as increased construction activities. These increases were partially offset by sales of homes and land sales.

•	Additions to property and equipment associated with the construction of BankAtlantic’s new corporate headquarters and the renovations of its branch facilities;

•	A receivable from Ryan Beck’s clearing agent associated with Ryan Beck’s trading activities;

•	Increases in accrued interest receivable due to higher loan receivable and securities available for sale balances; and

•	Higher FHLB stock investment due to increased FHLB advance borrowings by BankAtlantic.

The above increases in total assets were partially offset by:

•	Declines in investment securities and tax certificates primarily associated with BankAtlantic’s repayments of tax certificates;

•	Decreases in securities owned related to the trading activities of Ryan Beck; and

The Company’s total consolidated liabilities at September 30, 2004 were $5.5 billion, compared to $4.6 billion at December 31, 2003.

The significant increases in total consolidated liabilities primarily resulted from:

•	Higher low cost deposit balances and insured money fund savings account balances;

•	Increases in short-term borrowings and FHLB advances to fund loan and securities available for sale growth;

•	Increases in notes and mortgage notes payable related to land acquisitions;

•	Increases in deferred tax liabilities, net was primarily associated with BFC’s earnings in BankAtlantic Bancorp and Levitt, lower deferred tax assets at BankAtlantic Bancorp primarily due to the litigation settlement and Levitt’s increase in deferred tax liability primarily associated with Levitt’s earnings from Bluegreen.

•	Increases in other liabilities associated with BankAtlantic’s purchases of securities available for sale awaiting settlement and higher escrow balances, as well as Levitt increases in accounts payable and accrued liabilities related to construction and development activity and accruals for the estimated costs of remediating hurricane-related damages, offset in part by Levitt’s $1.4 million reversal of a litigation reserve related to the successful appeal of a 2002 lawsuit.

At September 30, 2004 and December 31, 2003, minority interest was approximately $593.8 million and $420 million, respectively. The following table summarizes the minority interest held by others in our subsidiaries (in thousands):

	September 30,	December 31,
	2004	2003
BankAtlantic Bancorp	$358,179	$321,583
Levitt	233,274	97,567
Joint Venture Partnerships	2,355	784

	$593,808	$419,934

The increase in minority interest in BankAtlantic Bancorp was primarily attributable to earnings of $53.5 million and $8.0 million of proceeds and tax benefits from the issuance of BankAtlantic Bancorp common stock upon the exercise of stock options. The above increases were partially offset by the payment of dividends on BankAtlantic Bancorp common stock, a $6.1 million reduction in BankAtlantic Bancorp additional paid in capital resulting from the retirement of 378,160 shares of BankAtlantic Bancorp’s Class A Common Stock received as part of the private technology company litigation settlement, $765,000 of unrealized losses on securities available for sale (net of income tax benefits) and a $2.7 million reduction in additional paid in capital related to the acceptance of BankAtlantic Bancorp Class A common stock as consideration for the payment of withholding taxes and the exercise price upon the exercise of BankAtlantic Bancorp Class A stock options. The increase in minority interest in Levitt was partially attributable to earnings of $40.4 million and proceeds from Levitt’s issuance of its Class A Common Stock of $114.7 million, net of issuance costs. The above increases were partially offset by the payment of dividends on Levitt’s common stock.

Shareholders’ equity at September 30, 2004 and December 31, 2003 was $120.9 million and $85.7 million, respectively. The increase was due to earnings of $11.3 million, issuance of 15,000 shares of 5% Cumulative Convertible Preferred Stock of $15.0 million, issuance of the Company’s Class A and Class B Common Stock upon the exercise of stock options of $690,000, the tax effect relating to the exercise of stock options of $3.6 million, a $46,000 increase in accumulated other comprehensive income, net of income taxes and $6.1 million in additional paid in capital relating to the net effect of our controlled subsidiaries capital transactions, net of income taxes. Offsetting the above increases was $1.4 million relating to the retirement of common stock received as payment of the exercise price and withholding taxes in connection with the exercise of stock options, as well as cash dividends on the 5% Preferred Stock of approximately $204,000.

BFC Holding Company Liquidity and Capital Resources

The primary sources of funds to BFC for the nine months ended September 30, 2004 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which except as noted, are not available to BFC) were its cash, proceeds from the issuance of 5% Preferred Stock of $15.0 million, dividends from BankAtlantic Bancorp and Levitt, dividends from Benihana, increase in borrowings, revenues from property operations, principal and interest payments on loans receivable, and proceeds from the exercise of stock option. In addition, BFC has an $8.0 million revolving line of credit that can be utilized for working capital as needed. In May 2004, the line of credit was extended until May 2, 2005 and the interest rate changed to LIBOR plus 280 basis points. Shares of BankAtlantic Bancorp and Levitt are pledged as collateral for the line of credit. At September 30, 2004, approximately $7.2 million was outstanding under the line of credit. Funds were primarily utilized by BFC to fund the first tranche of our investment in Benihana, the payment of dividend on the Company’s 5% Preferred Stock, to reduce mortgage payables and other borrowings and to fund operating and general and administrative expenses.

The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of

BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At September 30, 2004, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $.035 per share on its Class A and Class B Common Stock. Based on its current level of ownership and BankAtlantic Bancorp’s current dividend rate, BFC currently receives approximately $462,000 per quarter in dividends from BankAtlantic Bancorp. On July 26, 2004 Levitt’s Board of Directors declared a cash dividend of $0.02 per share on its Class A Common Stock and Class B Common Stock, which was paid on August 16, 2004. On October 25, 2004 the Board of Directors of Levitt declared a cash dividend of $0.02 per share on its Class A and Class B common stock. The Board of Directors of Levitt has not adopted a policy of regular dividend payments. Levitt’s payment of dividends in the future is subject to approval by its Board of Directors and will depend upon, among other factors, Levitt’s results of operation and financial condition. The Company received approximately $66,000 from Levitt’s dividend in July 2004 and another $66,000 dividend from Levitt in October 2004.

At September 30, 2004 and December 31, 2003, approximately $8.3 million of BFC Holding Company’s mortgage payables related to real estate loans bearing interest at a rate of 9.2% per annum and maturing in May 2007. At September 30, 2004 and December 31, 2003, approximately $565,000 and $625,000, respectively, of the mortgage payables related to mortgage receivables received by BFC in connection with the sale of properties previously owned by the Company where the purchaser did not assume the underlying existing mortgage payables. These mortgage payables bear interest at 6% per annum and have maturity dates ranging from 2009 through 2010.

During the quarter ended June 30, 2004, the Company entered into an agreement with Benihana Inc., to purchase an aggregate of 800,000 shares of Series B Convertible Preferred Stock (“Convertible Preferred Stock”) for $25.00 per share. On July 1, 2004, the Company funded the first tranche of Convertible Preferred Stock in the amount of $10.0 million for the purchase of 400,000 shares. The purchase of the remaining 400,000 shares of Convertible Preferred Stock will be funded from time to time at the election of Benihana during the two-year period commencing on the first anniversary of the closing. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter commencing September 30, 2004. It is anticipated the Company will receive approximately $125,000 per quarter

On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Preferred Stock for $15.0 million in a private offering. Holders of the 5% Preferred Stock are entitled to receive when and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance and payable quarterly. For the period ended September 30, 2004, the Company paid approximately $204,000 in cash dividends on the 5% Preferred Stock. Holders of the 5% Preferred Stock are entitled to receive a quarterly dividend of $12.50 per share, or $187,500 in the aggregate per quarter.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, dividends from BankAtlantic Bancorp, dividends from Levitt, dividends from Benihana, borrowings on a $8.0 million revolving line of credit and existing cash balances. We expect to meet our long-term liquidity requirements through the foregoing, as well as long term secured and unsecured indebtedness, and future issuances of equity and/ or debt securities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk.

Interest Rate Risk

The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting BankAtlantic to significant interest rate risk in that their value fluctuates with changes in interest rates. BankAtlantic Bancorp has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed by BankAtlantic to measure its potential gains and losses in net portfolio fair values of interest rate sensitive instruments at September 30, 2004 resulting from a change in interest rates. Interest rate sensitive instruments included in the model are:

•	Loans,

•	Debt securities available for sale,

•	Investment securities,

•	FHLB stock,

•	Federal funds sold,

•	Deposits,

•	Advances from FHLB,

•	Securities sold under agreements to repurchase,

•	Federal funds purchased,

•	Subordinated debentures,

•	Notes and bonds payable,

•	Interest rate swaps,

•	Forward contracts, and

•	Subordinated debentures.

     The model calculates the net potential gains and losses in net portfolio fair value by:

i.	discounting anticipated cash flows from existing assets and liabilities at market rates to determine fair values at September 30, 2004 and December 31, 2003,

ii.	discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values; and

iii.	calculating the difference between the fair value calculated in (i) and (ii).

Management of BankAtlantic has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, management of BankAtlantic has no basis to determine whether the fair value presented would be indicative of the value that could be attained in an actual sale. BankAtlantic’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Subordinated debentures and mortgage-backed bonds payable were valued for this purpose based on their contractual maturities or redemption date. BankAtlantic ‘s interest rate risk policy has been approved by its Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management of BankAtlantic has maintained the portfolio within these established guidelines.

Certain assumptions by BankAtlantic in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:

•	Interest rates,

•	Loan prepayment rates,

•	Deposit runoff rates,

•	Non-maturing deposit servicing rates,

•	Market values of certain assets under various interest rate scenarios, and

•	Re-pricing of certain borrowings.

The tables below measure changes in BankAtlantic’s net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down. It also assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that our assets and liabilities would perform as indicated in the table below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the results of the calculations in the following preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which we may take in the future.

Presented below is an analysis of BankAtlantic’s interest rate risk at September 30, 2004 and December 31, 2003 calculated utilizing BankAtlantic’s model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

As of September 30, 2004			As of December 31, 2003
	Net Portfolio			Net Portfolio
Changes	Value	Dollar	Changes	Value	Dollar
in Rate	Amount	Change	in Rate	Amount	Change
(dollars in thousands)			(dollars in thousands)
+200 bp	$500,598	$(65,731)	+200bp	$470,869	$17,666
+100 bp	$553,446	$(12,883)	+100bp	$482,543	$29,340
0	$566,329	$—	0	$453,203	$—
-100 bp	$557,306	$(9,023)	-100bp	$408,921	$(44,282)
-200 bp	$525,915	$(40,414)	-200bp	$391,156	$(62,047)

BankAtlantic’s net interest margin has improved since the third quarter of 2003. The improvement primarily resulted from the repayment of high fixed rate FHLB advances during the last six months of 2003 and the first quarter of 2004 and from a significant increase in low cost deposits. BankAtlantic’s asset and liability committee monitors its interest rate risk. Based on the committee’s on-going review, it was determined that the repayment of a portion of BankAtlantic’s high fixed rate FHLB advances should have a positive impact on BankAtlantic’s net interest margin. During September 2003, December 2003, and March 2004, BankAtlantic prepaid $185 million, $140 million and $108 million, respectively, of FHLB advances and recognized losses of $2.0 million, $8.9 million and $11.7 million, respectively. BankAtlantic’s net interest margin is expected to improve in subsequent periods as a result of these advance repayments and growth in low cost deposits; however, the current flattening of the yield curve may slow the improvement in the net interest margin in subsequent periods.

Levitt is subject to interest rate risk on its long-term debt. At September 30, 2004, Levitt had $253.6 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $6.8 million in borrowings with fixed rates. Consequently, the impact of the variable rate debt from changes in interest rates may affect earnings and cash flows, but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not earnings or cash flow. Assuming the variable rate debt balance of $253.6 million outstanding at September 30, 2004 remain constant, each one percentage point increase in interest rates would increase the interest incurred by Levitt by approximately $2.5 million per year.

Equity Price Risk

The portfolio of equity securities and exchange traded mutual funds held by the consolidated entities are subject to equity pricing risks which would arise as the relative values of the equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of available for sale securities at September 30, 2004 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands).

Percent	Available for sale
Change in	Equity	Mutual	Dollar
Fair Value	Securities	Funds	Change
20%	$9,923	$21,458	$5,230
10%	$9,096	$19,670	$2,615
0%	$8,269	$17,882	$—
-10%	$7,442	$16,094	$(2,615)
-20%	$6,615	$14,306	$(5,230)

Excluded from the above table is Ryan Beck’s securities assets (which are discussed below), $1.8 million of investments in other financial institutions held by BankAtlantic Bancorp and $5.0 million invested by BankAtlantic Bancorp in a limited partnership hedge fund specializing in bank equities for which no current liquid market exists. Also, excluded from the above table are $777,0000 investments in private companies held by BFC and a $10.0 million investment in Benihana held by BFC for which no current market is available. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk.

Ryan Beck

Ryan Beck is exposed to the market risk that the financial instruments in which it trades and makes a market will fluctuate in value. These value fluctuations can be caused by changes in interest rates, equity prices, credit spreads or other market forces. The Company, through Ryan Beck, is therefore indirectly exposed to market risks arising from Ryan Beck’s trading and market making activities.

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

Ryan Beck uses an historical simulation approach to measuring VaR using a 99% confidence level, a one day holding period and the most recent three months average volatility. The 99% VaR means that, on average, one would not expect to exceed such loss amount more than one time every one hundred trading days if the portfolio were held constant for a one-day period. The aggregate long and short value represents the one day market value of securities owned (long) and securities sold but not yet purchased (short) during the nine months ended September 30, 2004.

The following table sets forth the high, low and average VaR for Ryan Beck during the period January 1, 2004 to September 30, 2004.

(In thousands)	High	Low	Average
VaR	$1,747	$11	$382
Aggregate Long Value	112,494	43,431	72,305
Aggregate Short Value	167,987	23,851	65,339

The following table sets forth the high, low and average VaR for Ryan Beck during the period January 31, 2003 to December 31, 2003, and adjusted for discontinued operations.

(In thousands)	High	Low	Average
VaR	$1,285	$16	$531
Aggregate Long Value	68,995	42,364	66,809
Aggregate Short Value	19,570	60,602	36,495

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

Item 6. Exhibits

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

BFC FINANCIAL CORPORATION

Date: November 11, 2004	By:	/s/ Alan B. Levan

Alan B. Levan, Chief Executive Officer

Date: November 11, 2004	By:	/s/ Glen R. Gilbert

Glen R. Gilbert, Executive Vice President,
Chief Accounting Officer and
Chief Financial Officer