Form 10-K
period 2004-12-31
BFC FINANCIAL CORP
filed 2005-03-16
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number

333-72213

BFC Financial Corporation

(Exact name of registrant as specified in its Charter)

Florida	59-2022148

(State of Organization)	(IRS Employer Identification Number)

1750 E. Sunrise Boulevard
Ft. Lauderdale, Florida	33304

(Address of Principal Executive Office)	(Zip Code)

(954) 760-5200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock $.01 par Value Class B Common Stock $.01 par Value	NASDAQ National Market None

(Title of Class)	(Name of Exchange on Which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐

The aggregate market value of the voting common equity held by non-affiliates was $103.7 million computed by reference to the closing price of the Registrant’s Class A Common Stock and Class B Common Stock on June 30, 2004.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 7, 2005

Class A Common Stock of $.01 par value, 23,862,232 shares outstanding.
Class B Common Stock of $.01 par value, 4,278,956 shares outstanding.

Documents Incorporated by Reference in Part IV of this Form 10-K:

Portions of Registrant’s Definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders is incorporated in Part III of this report.

[This Page Intentionally Left Blank]

PART I

Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BFC Financial Corporation (“the Company” or “BFC” which may be referred to as “we”, “us” or “our”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this document. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and you should note that prior or current performance of investments and acquisitions is not a guarantee or indication of future performance. Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, investment banking, real estate development, homebuilding, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Other risks and uncertainties associated with BFC include: the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services; and its operations, markets, products and services that BFC will not have sufficient available cash to make investments, that BFC shareholders’ interests will be diluted in transactions utilizing BFC stock for consideration, that appropriate investment opportunities on reasonable terms and at reasonable prices will not be available, the performance of those entities in which investments are made may not be as anticipated, and that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made; with respect to BankAtlantic Bancorp and BankAtlantic: the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, the success of any new lines of business in which it may engage, credit risks and loan losses and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; ; extended midnight branch banking hours initiative, branch expansion and other growth initiatives not producing results consistent with historic growth rates or results which justify their costs; the impact of regulatory or accounting issues, including the impact of and compliance with the USA Patriot Act, Bank Secrecy Act and anti-money laundering laws, the impact of periodic testing of goodwill and other intangible assets for impairment; and BankAtlantic’s achieving the benefits of its prepayment of certain Federal Home Loan Bank advances; with respect to Ryan Beck: risks and uncertainties associated with its operations, products and services; changes in economic or regulatory policies; the volatility of the stock market and fixed income markets, announce d or anticipated transactions, including mergers and acquisitions, or capital financing transactions not being completed or producing results which justify their costs; the success or profitability of Ryan Beck’s newly launched products; and the effectiveness of Ryan Beck’s advertising and brand awareness campaigns; with respect to Levitt: the risks and uncertainties relating to the market for real estate generally and in the areas where Levitt has developments; the impact of economic; competitive and other factors affecting Levitt and its operations; including the impact of hurricanes and tropical storms in the areas in which Levitt operates and that the recent hurricanes may have a greater impact on operations than currently anticipated or that damage to Levitt homes and property may be greater than currently believed; unanticipated delays in opening planned new communities; the availability and price of land suitable for development; shortages and increased costs of construction materials and labor; the effects of increases in interest rate, the impact of governmental regulations and requirements (including delays in obtaining necessary permits and approvals as a result of the reallocation of government resources based on hurricane related issues in the areas in which Levitt operates), Levitt’s ability to successfully integrate the operations of its acquisitions, Levitt’s ability to timely deliver homes from backlog and successfully manage growth. The foregoing is in addition to those risks and uncertainties discussed throughout this document.

ITEM 1. BUSINESS

The Company

     We are a diversified holding company that invests in and acquires businesses in diverse industries. Our ownership interests include direct and indirect interests in businesses in a variety of sectors, including consumer and commercial banking, brokerage and investment banking, home building and master-planned community development, time-share and vacation ownership. We also hold interests in an Asian themed restaurant chain and various real estate and venture capital investments. Our principal holdings consist of direct controlling interests in BankAtlantic Bancorp and Levitt and our primary activities currently relate to the operations of BankAtlantic Bancorp and Levitt. On July 1, 2004 we made a direct investment in the convertible preferred stock of Benihana, one of the oldest Asian themed restaurant chains in the United States.

     The Company’s website address is www.bfcfinancial.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company’s Internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

     We have controlled more than 50% of the vote of BankAtlantic Bancorp since 2000, and BankAtlantic Bancorp is consolidated in our financial statements instead of carried on the equity basis. We own 8,329,236 shares of BankAtlantic Bancorp Class A Common Stock and 4,876,124 shares of BankAtlantic Bancorp Class B Common Stock. BankAtlantic Bancorp’s Class A shareholders are entitled to one vote per share, which in the aggregate represent 55% of the combined voting power of BankAtlantic Bancorp’s Class A Common Stock and BankAtlantic Bancorp’s Class B Common Stock. BankAtlantic Bancorp’s Class B Common Stock, all of which is owned by the Company, represents the remaining 47% of the combined vote.

     Through December 31, 2003, Levitt was a wholly-owned subsidiary of BankAtlantic Bancorp. On December 2, 2003, the BankAtlantic Bancorp Board of Directors authorized the spin-off of Levitt to the shareholders of BankAtlantic Bancorp by declaring a stock dividend of all of BankAtlantic Bancorp’s shares of Levitt. BankAtlantic Bancorp’s shareholders, including the Company, each received one share of Levitt Class A Common Stock for every four shares of BankAtlantic Bancorp Class A Common Stock owned, and one share of Levitt Class B Common Stock for every four shares of BankAtlantic Bancorp Class B Common Stock owned. The shares were distributed on December 31, 2003 to shareholders of record on December 18, 2003. As a consequence of the spin-off, our ownership position in Levitt on December 31, 2003 was initially identical to our ownership position in BankAtlantic Bancorp, including our control of more than 50% of the vote of these companies. In April 2004, Levitt completed a public offering of 5,000,000 shares of its Class A Common Stock, resulting in net proceeds to Levitt of approximately $114.8 million. As a result of this offering, our ownership position in Levitt was reduced to 16.6% of its total equity and a 52.9% voting interest at December 31, 2004. Levitt results and assets are consolidated in our financial statements.

BFC’s ownership in BankAtlantic Bancorp and Levitt as of December 31, 2004 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	15.09%	8.00%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.98%	55.00%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.62%	52.91%

          We report our results of operations through three segments: (1) Financial Services, (2) Homebuilding and Real Estate Development and (3) Other Operations. As of December 31, 2004, we had total consolidated assets of approximately $7.0 billion, including the assets of our consolidated subsidiaries, minority interest of $613 million and shareholders’ equity of approximately $125 million (See Item 8.Financial Statements and Supplementary Data)

Financial Services

     BankAtlantic Bancorp is a Florida-based financial services holding company that owns BankAtlantic and Ryan Beck. Through these subsidiaries, BankAtlantic Bancorp provides a full line of products and services encompassing consumer and commercial banking, brokerage services and investment banking. As of December 31, 2004, BankAtlantic Bancorp had total consolidated assets of approximately $6.4 billion, deposits of approximately $3.5 billion and stockholders’ equity of approximately $469 million.

     BankAtlantic

     BankAtlantic, a federally-chartered, federally-insured savings bank organized in 1952, is one of the largest financial institutions headquartered in Florida. It provides traditional retail banking services and a wide range of commercial banking products and related financial services through 74 branch offices located primarily in Miami-Dade, Broward, Palm Beach, Hillsborough and Pinellas Counties in the State of Florida. BankAtlantic’s primary activities include:

•	attracting checking and savings deposits from individuals and business customers;

•	originating commercial real estate, business, consumer and small business loans;

•	purchasing wholesale residential loans from third parties; and

•	making investments in mortgage-backed securities, tax certificates and other securities.

     The Bank’s strategy includes:

•	Continuing the “Florida’s Most Convenient Bank” Initiative. BankAtlantic began its “Florida’s Most Convenient Bank” initiative in 2002. This initiative, which includes offering free checking, seven-day banking, extended lobby hours, including some stores open 9:00 am until midnight, a 24-hour customer service center and other new products and services is an integral part of BankAtlantic’s strategy to position itself as a customer-oriented bank and increase its low cost deposit accounts. BankAtlantic continues to institute marketing programs in its stores that include sales training programs, outbound telemarketing requirements and incentive compensation programs that enable its banking personnel to earn additional income for producing profitable business.

•	Increasing Low Cost Deposits. BankAtlantic’s low cost deposits are comprised of demand deposits, NOW checking accounts and savings accounts. From December 31, 2001 to December 31, 2004, the balances of its low cost deposits increased 200% from approximately $600 million to approximately $1.8 billion. These low cost deposits represented 53% of BankAtlantic’s total deposits at December 31, 2004, compared to 26% of total deposits at December 31, 2001. BankAtlantic intends to continue to seek to increase its low cost deposits through strong sales and marketing efforts, new products offerings, commitment to customer service and the “Florida’s Most Convenient Bank” initiative.

•	Growing the Loan Portfolio while Concentrating On Core Lending Competencies. BankAtlantic intends to grow its core commercial and retail banking business with an emphasis on commercial real estate loans, one to four family residential loans, and small business and consumer loans. BankAtlantic attributes its success in these lending areas to several key factors, including disciplined underwriting and expertise in its markets. Further, BankAtlantic intends to limit activities in non-core lending areas, such as credit card, international, syndication and indirect lending.

•	Expanding the Retail Network. BankAtlantic intends to grow its retail network both internally through a branding initiative and de novo expansion and externally through acquisitions if attractive opportunities are presented which are consistent with BankAtlantic’s growth strategy. BankAtlantic generally seeks to expand into relatively faster growing and higher deposit level markets within Florida. BankAtlantic has indicated that it currently intends to open 6 new stores in 2005 while over the next 18 – 24 months renovating the interior of all existing stores during 2005 and 2006 with a consistent design.

•	Maintaining its Strong Credit Culture. BankAtlantic believes it has put in place stringent underwriting standards and has developed and instituted credit training programs for its banking officers which emphasize underwriting and credit analysis. It has also developed systems and programs which it believes will enable it to offer sophisticated products and services without exposing the Bank to unnecessary credit risks.

     BankAtlantic offers a number of lending products to its customers. Its primary lending products include commercial real estate loans, commercial business loans, standby letters of credit and commitments, consumer loans, small business loans and residential loans.

     Commercial Real Estate: BankAtlantic provides commercial real estate loans for the acquisition, development and construction of various property types, as well as the refinancing and acquisition of existing income-producing properties. These loans are primarily secured by property located in Florida. Commercial real estate loans typically are based on a maximum of 80% of the collateral’s appraised value, and generally require that one or more of the principals of the borrowing entity guarantee these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates.

     Additionally, BankAtlantic purchases participations in commercial real estate loans that are originated by other financial institutions, typically known as “lead” banks. These transactions are underwritten as if we were originating the loan, applying all normal underwriting standards. The lead bank administers the loan and provides periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loan are made by the participants on either a majority or unanimous basis. As a result, the lead bank generally can not significantly modify the loan without either majority or unanimous consent of the participants. BankAtlantic sometimes act as a lead bank generally and sells participations in its loans to other lenders. This reduces its exposure on projects and may be required in order to stay within the regulatory “loans to one borrower” limitations.

     Commercial Business: BankAtlantic makes commercial business loans generally to medium size companies located throughout Florida, but primarily in the South Florida and the Tampa Bay areas. It lends on both a secured and unsecured basis, although the majority of its loans are secured. Commercial business loans are typically secured by the accounts receivable, inventory, equipment, real estate, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime or LIBOR-based. These loans typically are originated for terms ranging from one to five years.

     Standby Letters of Credit and Commitments: Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is the same as extending loans to customers. BankAtlantic may hold certificates of deposit, liens on corporate assets and liens on residential and commercial property as collateral for letters of credit. BankAtlantic issues commitments for commercial real estate and commercial business loans.

     Consumer: Consumer loans are primarily loans to individuals originated through BankAtlantic’s retail network and sales force. The majority of its originations are home equity lines of credit secured by a second mortgage on the primary residence of the borrower. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. All other consumer loans generally have fixed interest rates with terms ranging from one to five years.

     Small Business: BankAtlantic makes small business loans to companies located primarily in South Florida, along the Treasure Coast of East Florida and in the Tampa Bay area. Small business loans are primarily originated on a secured basis and do not exceed $1.0 million for non-real estate secured loans and $1.5 million for real estate secured loans. These loans are originated with maturities primarily ranging from one to three years or upon demand; however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit extended to small businesses are due upon demand. Small business loans typically have either fixed or variable prime-based interest rates.

     Residential: BankAtlantic purchases residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. When BankAtlantic purchases residential loans, it evaluates the originator’s underwriting of the loans and, for certain individual loans, performs confirming credit analysis. Residential loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. BankAtlantic sets guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, the borrower’s sources of funds, appraised amounts, and loan documentation. In 2003, BankAtlantic began a program in which it originates residential loans to customers that are then sold on a servicing released basis to a correspondent. It also originates and holds certain residential loans, which are primarily made to “low to moderate income” borrowers in order to comply with standards under the Community Reinvestment Act. The underwriting of these loans generally follows government agency guidelines with independent appraisers typically performing on-site inspections and valuations of the collateral.

     In addition to its lending activities, BankAtlantic also invests in securities as described below:

     Securities Available for Sale: BankAtlantic invests in securities available for sale, consisting principally of investments in obligations of the U.S. government or its agencies, such as mortgage-backed securities and real estate mortgage investment conduits (REMICs). Also included in securities available for sale are tax exempt municipal bonds. These are debt obligations issued by states, cities, counties and other governmental entities to raise money to build schools, highways, hospitals, sewer systems and other projects for the public good. The available for sale securities portfolio serves as a source of liquidity while at the same time providing a means to moderate the effects of interest rate changes. BankAtlantic’s decision to purchase and sell securities is based upon a current assessment by BankAtlantic of the economy, the interest rate environment and its liquidity requirements.

     Investment Securities and Tax Certificates: BankAtlantic’s portfolio of investment securities held to maturity at December 31, 2004 consisted of tax exempt municipal bonds and tax certificate. Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment, in order to satisfy the lien, is the certificate amount plus the interest accrued through the redemption date and applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void. BankAtlantic’s experience with this type of investment has been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a two-year period.

     In part to fund its lending and other activities, BankAtlantic utilizes deposits, secured advances and other borrowed funds.

     Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts, IRA and Keogh retirement accounts, brokered certificates of deposit and public funds. BankAtlantic solicits deposits from customers in its geographic market through advertising and relationship banking activities primarily conducted through its sales force and store network. Products such as Totally Free Checking, Totally Free Savings and Totally Free Online Banking and Billpay are the lead programs of its marketing strategy to obtain new customers. See note 11 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.

     Federal Home Loan Bank (“FHLB”) Advances: BankAtlantic is a member of the FHLB and can obtain secured advances from the FHLB of Atlanta. These advances can be collateralized by a security lien against its residential loans, certain commercial loans and its securities. In addition, BankAtlantic must maintain certain levels of FHLB stock for outstanding advances. See note 12 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s FHLB Advances.

     Other Short-Term Borrowings: BankAtlantic’s short-term borrowings consist of securities sold under agreements to repurchase and federal funds borrowings. Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities in its investment portfolio but are not insured by the FDIC. Federal funds borrowings occur under established facilities with various federally-insured banking institutions to purchase federal funds. BankAtlantic uses these facilities on an overnight basis to assist in managing its cash flow requirements. These federal fund lines are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. BankAtlantic also has a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against its consumer loans. See note 14 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s short term borrowings.

     Other Borrowings: At December 31, 2004, BankAtlantic’s other borrowings consisted of a $22.0 million of floating rate subordinated debentures, a floating rate mortgage-backed bond with an outstanding balance of $10.0 million and $5.6 million of floating rate development notes associated with a joint venture acquired in connection with the Community Savings acquisition.

Banking Industry Risk

     Banking is a business that depends on interest rate differentials. In general, a bank’s net interest income, which is the difference between the interest received on loan and securities and the interest paid on deposits and other borrowings, constitutes a major portion of its earnings.

     Changes in interest rates can significantly impact BankAtlantic’s net interest income, the cost of purchasing residential mortgage loans in the secondary market and the valuation of its assets and liabilities. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates or changes in the relationships between different interest rate indices can affect the interest rates received on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic’s net interest income.

     Loan prepayments are also affected by interest rates. Loan prepayments generally accelerate as interest rates fall. Prepayments in a declining interest rate environment reduce BankAtlantic’s net interest income and adversely affect its earnings because:

•	BankAtlantic often pays premiums to acquire loans and mortgage-backed securities, which it amortizes over the life of the asset. If loans or securities are prepaid, the unamortized premium is charged off; and

•	The yield BankAtlantic earns on the reinvestment of funds that it receives on the prepayment of loans and securities is generally less than the yield that it earned on the prepaid assets.

     Thus, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict.

     Additionally, BankAtlantic is exposed to the risk that borrowers or counter-parties may default on their obligations to it. Credit risk arises through the extension of loans and leases, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, BankAtlantic establishes policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk, and it monitors the application of these policies and procedures throughout its organization. BankAtlantic’s loan portfolio includes $2.5 billion of loans secured by residential real estate and $2.5 billion of commercial real estate and construction and development loans, which are subject to declines in real estate values. Further, the real estate collateralizing its commercial real estate and construction and development loans is concentrated in Broward, Miami-Dade, Palm Beach and Hillsborough Counties in Florida and, as such, the credit quality of these loans could be impacted by declines in the economy generally or in the real estate markets in these areas or by local natural disasters, such as hurricanes, causing a decline in the value of property collateralizing the loans.

     BankAtlantic attempts to manage credit exposure to individual borrowers and counter-parties on an aggregate basis including loans, securities, letters of credit, and unfunded commitments. Credit personnel analyze the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party. Credit limits are subject to varying levels of approval by senior line and credit risk management.

     Depending upon the condition of the local and national economy, BankAtlantic could experience a decline in credit quality that may result in loan losses and a material adverse effect on the Company’s earnings.

     The banking industry is an industry subject to multiple layers of regulation. A risk of doing business in the banking industry is that any failure to comply with any of these regulations can result in substantial penalties, significant restrictions on business activities and growth plans or limitations on dividend payments depending upon the type of violation and various other factors. A description of the primary regulations applicable to BankAtlantic is set forth below under “Regulation and Supervision – BankAtlantic”. BankAtlantic has reported that it is taking steps to correct identified deficiencies in their compliance with the USA PATRIOT Act, various anti-money laundering laws and the Bank Secrecy Act, and is cooperating with regulators and incurring costs in connection with correcting such deficiencies

Ryan Beck

     Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck operates on a nationwide basis through a network of 39 offices in 14 states. In addition to offering traditional brokerage products to individual investors, Ryan Beck is engaged in sector-oriented investment banking and capital markets activities.

     Ryan Beck intends to focus on the following key areas:

•	Investment Banking. Ryan Beck has a well established investment banking group proactively focused on financial institutions. Recently, Ryan Beck’s strategy has been to diversify its operations through the addition of investment bankers and capital markets expertise focused on other sector, such as consumer products and services, and business services. Ryan Beck’s investment banking activities includes managing underwritten public offerings, serving as placement agent on institution private financings and acting as an advisor on merger and acquisitions.

•	Private Client Group. In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC. This transaction enabled Ryan Beck to significantly increase its private client group revenues. The table below shows Ryan Beck’s private client group statistics before the Gruntal transaction and at December 31, 2004.

	December 31, 2004	December 31, 2001
Financial Consultants	450	80
Customer Accounts	136,000	27,000
Customer Assets	$18 billion	$4 billion

•	Capital Markets. Ryan Beck operates both equity and fixed income capital markets groups. Both groups engage in trading, institutional sales and syndicate activities. Ryan Beck makes a market in over 700 equity securities, principally financial institution stocks. Equity capital markets also incorporate a research department with over 134 companies under coverage in four industry sectors.

     As a registered broker-dealer with the SEC, Ryan Beck operates on a fully-disclosed basis through its clearing firm, Pershing LLC. Clients consist primarily of:

•	high net worth individuals,

•	financial institutions, institutional clients (including mutual funds, pension funds, trust companies, insurance companies, LBO funds, private equity sponsors, merchant banks and other long-term investors), and

•	other corporate clients.

     Ryan Beck’s research area employs 10 publishing analysts that cover approximately 35 closed end funds and 134 companies in four industry sectors. Additionally, it employs a Chief Market Strategist who provides economic and global market commentary. Its Institutional Equity Sales staff provides investment ideas and proprietary investment banking products to nearly 1,000 accounts across the United States.

Brokerage Industry Risk

     The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. Ryan Beck’s business and its profitability are affected by many factors including:

•	the volatility and price levels of the securities markets,

•	the volume, size and timing of securities transactions,

•	the demand for investment banking services,

•	the level and volatility of interest rates,

•	the availability of credit,

•	legislation affecting the business and financial communities,

•	the economy in general and

•	the volatility of equity and debt securities held in inventory.

     Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, Ryan Beck is likely to be adversely affected by negative economic developments in the mid-Atlantic region or the financial services industry in general.

     A major portion of Ryan Beck’s assets and liabilities are securities owned or securities sold but not yet purchased. Securities owned and securities sold but not yet purchased are associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck and are accounted for at fair value in our financial statements. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets or management’s estimates of amounts to be realized on settlement. As a consequence, volatility in either the stock or fixed-income markets could result in adverse changes in our financial results. Trading transactions as principal involve making markets in securities, which are held in inventory to facilitate sales to and purchases from customers. As a result of this activity, Ryan Beck may be required to hold securities during declining markets.

BankAtlantic Bancorp

     BankAtlantic Bancorp is a holding company for BankAtlantic and Ryan Beck. Its operations are limited and primarily include the financing of the capital needs of its subsidiaries. It obtains its funds from dividends from subsidiaries, issuances of equity and debt securities, and returns on portfolio investments, as well as borrowings from unrelated financial institutions. It provides funds to BankAtlantic and Ryan Beck for capital, the financing of acquisitions and other general corporate purposes. Its largest expense is interest expense on debt, and depending on interest rates, this expense could increase or decrease significantly as much of its debt is indexed to floating rates.

     BankAtlantic Bancorp also maintains a portfolio of publicly traded securities and privately held equity securities that subject it to equity pricing risks arising in connection with changes in the relative values due to changing market and economic conditions. Volatility or a decline in the financial markets can negatively impact net income as a result of devaluation of these investments.

     As of December 31, 2004, BankAtlantic Bancorp had approximately $263.4 million of indebtedness outstanding, including $263.3 million of junior subordinated debentures with maturities ranging from 2032 to 2033. The degree to which it is leveraged poses risks to its operations, including the risk that its cash flow will not be sufficient to service its outstanding debt and that it may not be able to obtain additional financing or refinancing. If BankAtlantic Bancorp is forced to utilize all or most of its cash flow for the purpose of servicing debt, it will not be able to use those funds for other purposes. Its ability to meet these obligations is largely dependent on BankAtlantic’s and Ryan Beck’s ability to pay dividends, which will depend on the results of operations, financial condition and capital requirements of each subsidiary.

Homebuilding and Real Estate Development

     Levitt is a homebuilding and real estate development company with activities throughout Florida and in the Memphis, Tennessee area. Until December 31, 2003, Levitt was a wholly owned subsidiary of BankAtlantic Bancorp.

     Levitt primarily develops single-family home and master-planned communities, but also develops, on a limited basis, commercial and industrial properties and multi-family complexes. Levitt’s principal real estate activities are conducted through: Levitt and Sons, LLC, and Bowden Homes, its two wholly owned homebuilding subsidiaries, and Core Communities, LLC, a wholly owned master-planned community development subsidiary. In addition, Levitt owned approximately 31% of publicly traded Bluegreen Corporation (NYSE: BXG), which acquires, develops, markets and sells vacation ownership interests in “drive-to” vacation resorts, golf communities and residential land. Levitt also engages in commercial real estate activities through Levitt Commercial, LLC, a wholly owned commercial development subsidiary, and invests with third parties in joint ventures that develop rental and single-family residential properties.

     Levitt’s strategy includes:

•	Building and selingl homes profitably in strong growth markets throughout the Southeastern United States. Currently, Levitt builds homes throughout Florida and in Metropolitan Memphis, Tennessee (including Northern Mississippi). Additionally, Levitt has acquired land and entered into land purchase contracts to support the expansion of homebuilding activities into the Metropolitan Atlanta, Georgia and Nashville, Tennessee markets. Its markets are expected to remain strong due to favorable demographic and economic trends, such as retiring “Baby

Boomers” and continuing new employment opportunities. As it completes existing developments in these markets, it expects to acquire new land that will not only replenish but also increase its inventory of real estate.

•	Continuing to acquire land and to develop master-planned communities in desirable markets. Levitt intends to acquire land parcels in desirable markets that are suited for developing large master-planned communities. Generally, land sale revenues tend to be sporadic and fluctuate more than home sale revenues, but land sale transactions result in higher margins, which typically exceed 40%. Its land development activities in its master-planned communities complement its homebuilding activities by offering a potential source of land for future homebuilding. At the same time, its homebuilding activities complement its master-planned community development activities since it believes that its strong merchandising and quality developments support future land sales in its master-planned communities. Levitt expects that its Homebuilding Division will continue to purchase land for its residential home developments in its master-planned communities in the future.

•	Exploring joint ventures and/or acquisitions to expand its penetration throughout the United States. Levitt believes that its brands and its core competence as a homebuilder and real estate developer can be extended to new markets both inside and outside of Florida and the Southeastern United States. Its plans to supplement its growth through selective acquisitions and joint ventures in both new and existing markets to enable it to more rapidly extend its competencies in active adult communities and land development.

•	Maintain a conservative risk profile. Levitt attempts to apply a disciplined risk management approach to its business activities. Other than its model homes, the majority of its homes are pre-sold before construction begins. Levitt generally requires customer deposits of 5% to 10% of the base sales price of its homes, and requires a higher percentage deposit for design customizations and upgrades. As a result, it strengthens its backlog and lowers its risk of cancellation. It seeks to maintain its homebuilding land inventory at levels that can be absorbed within three to five years. While its land inventory in Tradition, its newest master-planned community, can support eight to ten years of development, it can mitigate the risk associated with this investment by selling parcels to other developers throughout the development period. Alternatively, early sales can provide it with funds that allow it to assemble substantially more acreage with less required additional capital investment. It can also utilize this early sales strategy to improve the attractiveness of the development. For instance, it sold approximately 1,000 acres adjacent to Tradition which it expects to be developed with one or more golf courses, thereby adding an attractive amenity to the area near the development.

•	Utilizing community development districts to fund development costs. Levitt establishes community development or improvement districts to access bond financing to fund infrastructure and other projects at its master-planned community developments. The ultimate owners of the property within the district are responsible for amounts owed on these bonds as part of an assessment on their property tax bills. Generally, no payments under the bonds are required from property owners during the first two years after issuance. While Levitt is responsible for these amounts until the affected property is sold, this strategy allows it to more effectively manage the cash required to fund development of the project.

•	Pursuing other strategic real estate opportunities. Currently, Levitt owns approximately 31% of the outstanding common stock of Bluegreen. Bluegreen is an independently operated company that primarily acquires, develops, markets and sells vacation ownership interests in “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities. In the future, Levitt may pursue strategic investments in other real estate related businesses.

Homebuilding Division

     Levitt’s homebuilding division is currently comprised of Levitt and Sons and Bowden Homes. Levitt acquired Levitt and Sons in December 1999 and Bowden Homes in April 2004. Levitt and Sons is a real estate developer and residential homebuilder specializing in active adult single-family home communities. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. It has strong brand awareness as America’s oldest homebuilder and is recognized nationally for having built the Levittown communities in New York, New Jersey and Pennsylvania. Bowden Homes, one of the largest homebuilders in Memphis, Tennessee and the surrounding metropolitan area, focuses on building distinctively featured family housing.

     Levitt’s Homebuilding Division develops planned communities featuring homes with closing prices ranging from approximately $110,000 to over $400,000. Its communities serve homeowners aged 55 and older (active adults) and families. At December 31, 2004, the Homebuilding Division’s backlog was 1,814 homes, or $448.6 million. Backlog represents the number of units subject to pending sales contracts. Homes included in the backlog include homes that have been completed, but on which title has not been transferred, homes not yet completed and homes on which construction has not begun.

Real Estate Development Division

     Levitt’s real estate development activities are conducted through its Core Communities subsidiary. Core Communities develops master-planned communities and has two existing communities in South Florida. Core Communities’ original and best-known community, St. Lucie West, has been the fastest growing community on Florida’s Treasure Coast since it was acquired in October 1997. St. Lucie West is a 4,600-acre community with approximately 6,000 built and occupied homes, numerous businesses, a university campus and the New York Mets’ spring training facility. At December 31, 2004, approximately 18 acres remained available for sale in St. Lucie West. Core Communities’ second master-planned community, Tradition, covers more than 9,000 gross acres and is planned to include a total of approximately five miles of frontage along Interstate-95, a major north/south interstate highway. Tradition is being developed as a master-planned community and at completion will include over 15,000 residences, a corporate park, educational facilities, commercial properties and mixed-use parcels. At December 31, 2004, Core Communities owned approximately 7,000 acres in Tradition including approximately 4,600 saleable acres.

Real Estate Industry Risks

     The real estate industry is highly cyclical by nature and future market conditions are uncertain. Factors that may adversely affect the real estate and homebuilding industries, many of which are beyond Levitt’s control include:

•	the availability and cost of financing;

•	unfavorable interest rates and increases in inflation;

•	overbuilding or decreases in demand;

•	changes in the general availability of land and competition for available land;

•	construction defects and warranty claims arising in the ordinary course of business, including mold related property damage and bodily injury claims and homeowner and homeowners’ association lawsuits;

•	potential adverse customer reaction to the requirement to assume Community Development District bond obligations;

•	changes in national, regional and local economic conditions;

•	cost overruns, inclement weather, and labor and material shortages;

•	the impact of present or future environmental legislation, zoning laws and other regulations;

•	availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property; and

•	increases in real estate taxes and other governmental fees.

     In addition, a substantial majority of Levitt’s operations involve the development and sale of properties in the State of Florida. The Florida market is subject to the risks of natural disasters such as hurricanes and tropical storms and we will be subject to adverse changes in the economy in Florida.

Other Operations

     Other Operations includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. BFC owns and manages real estate, which includes the ownership of Burlington Manufacturers Outlet Center, a shopping center in North Carolina and the unsold land at Center Port, an industrial office park developed in Florida. BFC also holds mortgage notes receivable that were received in connection with the sale of properties previously owned. The Other Operations segment also includes overhead and interest expense. The interest expense relates to debts and other borrowings, primarily utilized for the acquisition of real estate. Equity investments include the investment in Series B Convertible Preferred Stock of Benihana and also include equity securities in the technology sector owned by partnerships that are included in the consolidated financial statements of BFC because of BFC’s general partner interest in those partnerships.

     Benihana

     On June 8, 2004, we entered into an agreement with Benihana Inc. to purchase an aggregate of 800,000 shares of Benihana’s Series B Convertible Preferred Stock for $25.00 per share. Benihana is a NASDAQ-listed Asian-themed national restaurant chain with two listed classes of common shares: Common Stock (BNHN) and Class A Common Stock (BNHNA). On July 1, 2004, the Company funded the first tranche of convertible preferred stock in the amount of $10.0 million for the purchase of 400,000 shares. The purchase of the remaining 400,000 shares of convertible preferred stock will be funded from time to time at the election of Benihana during the two-year period commencing on July 1, 2005. The shares of convertible preferred stock are convertible into Benihana Common Stock at a conversion price of $19.00 per share, subject to adjustment from time to time upon certain defined events. We are entitled to receive cumulative quarterly dividends on the convertible preferred stock at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter commencing September 30, 2004. Based upon Benihana’s currently outstanding capital stock, our 400,000 shares of convertible preferred stock currently represents approximately a 13% voting interest and a 5% economic interest in Benihana. See Item 3. Legal Proceedings for a discussion of litigation brought against us and Benihana relating to our investment.

     Benihana has operated teppanyaki-style dinnerhouse restaurants in the United States for 40 years. Benihana has exclusive rights to own, develop and license Benihana and Benihana Grill restaurants in the United States, Central and South America and the islands of the Caribbean. Benihana also operates other Asian-themed restaurant concepts including Haru and RA Sushi.

Employees

     Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

The number of employees at the indicated dates was:

	December 31, 2004		December 31, 2003
	Full-time	Part-time	Full-time	Part-time
BFC	16	1	7	1
BankAtlantic Bancorp	2,492	325	2,312	235
Levitt	527	32	353	34

Total	3,035	358	2,672	270

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

     BankAtlantic competes for deposits with banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds and mutual funds. These competitors may offer higher interest rates than BankAtlantic, which could decrease the deposits that BankAtlantic attracts or require BankAtlantic to increase its rates to attract new deposits. Increased competition for deposits could increase cost of funds and adversely affect BankAtlantic’s ability to generate the funds necessary for its lending operations.

     Ryan Beck is engaged in investment banking, securities brokerage and asset management activities, all of which are extremely competitive businesses. Competitors include all of the member organizations of the New York Stock Exchange and NASD, banks, insurance companies, investment companies and financial consultants. Like other firms, Ryan Beck’s business has been affected by consolidation within the financial services industry and the entry of non-traditional competitors, including banks and online financial services providers. The firm competes with other trading, investment banking, brokerage and financial advisory firms for clients, market share and personnel. Ryan Beck competes for individual and institutional clients on the strength of the range of products it offers, the quality of its services, its financial resources and fair pricing. The firm’s competitive position depends, to some extent, on existing economic conditions and government policies. The ability to attract, retain and motivate qualified employees for all areas of the firm’s business, including financial consultants, investment bankers, trading professionals and other personnel, affects Ryan Beck’s ability to compete effectively. Another critical element influencing Ryan Beck’s ability to compete is a strong infrastructure, including financial control, accounting and other data processing systems.

     We are engaged in real estate activities primarily through Levitt and to a lesser extent, directly. The business of developing and selling residential properties and planned communities is highly competitive and fragmented. Levitt competes with numerous large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some competing builders have nationwide operations and substantially greater financial resources. Levitt’s products must also compete with sales of existing homes and available rental housing. In connection with its leasing activities, the Company competes with other shopping centers and outlet centers for tenants.

     We intend to seek to make investments in diverse industries. The business of investing in and acquiring diverse businesses is highly competitive. We will compete with numerous large and small investment firms, hedge funds, private equity firms, strategic investors and others for appropriate investments, and many of those firms with which we will compete have greater financial resources and better developed, track records, reputations, networks and infrastructures for sourcing, negotiating and completing transactions. Moreover, many of our competitors are private investment partnerships and, as such, are not subject to the same laws, regulations, reporting and filing requirements that we are subject to as a public company.

Regulation and Supervision

     BFC and BankAtlantic Bancorp, Inc. are both unitary savings and loan holding companies within the meaning of the Home Owners’ Loan Act, as amended (“HOLA”). As such, we are registered with the Office of Thrift Supervision (“OTS”) and are subject to OTS regulations, examinations, supervision and reporting requirements. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.

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

     As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that the Bank continues to satisfy the Qualified Thrift Lending (“QTL”) test. See “Regulation of Federal Savings Banks — QTL Test’’ for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution by the OTS and that will be held as a separate subsidiary, we would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company (“BHC”) Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

     Transactions between the Bank, including any of the Bank’s subsidiaries, and us or any of the Bank’s affiliates, are subject to various conditions and limitations. See ''Regulation of Federal Savings Banks — Transactions with Related Parties.’’ The Bank must file a notice with the OTS prior to any declaration of the payment of any dividends or other capital distributions to us. See “Regulation of Federal Savings Banks — Limitation on Capital Distributions.’’

Federal Securities Laws

     BFC’s Class A Common Stock and Class B Common Stock are registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

BankAtlantic

     BankAtlantic (“The Bank”) is a federal savings association and is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency and primary regulator, and the FDIC, as its deposit insurer. The Bank’s deposit accounts are insured up to applicable limits by the Bank Insurance Fund (“BIF”) and the Savings Association

Insurance Fund (“SAIF”), which are administered by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions or forming certain types of subsidiaries. The OTS and the FDIC conduct periodic examinations to assess the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, the Bank, and our operations.

     The following discussion is intended to be a summary of the material banking statutes and regulations applicable to the Bank, and it does not purport to be a comprehensive description of such statutes and regulations, nor does it include every federal and state statute and regulation applicable to the Bank.

Regulation of Federal Savings Banks

     Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and limited other assets. The Bank may also establish service corporations to engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to limitations, including, among others, limitations that require debt securities acquired by the Bank to meet certain rating criteria and that limit the Bank’s aggregate investment in various types of loans to certain percentages of capital and/or assets.

     Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank’s unimpaired capital and surplus. Additional loans or extensions of credit are permitted of up to 10% of unimpaired capital and surplus if they are fully secured by readily- marketable collateral. Such collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2004, the Bank’s limit on loans to one borrower was $76 million. At December 31, 2004, the Bank’s largest aggregate amount of loans to one borrower was $56 million and the second largest borrower had an aggregate balance of $55.75 million.

     QTL Test. HOLA requires a savings bank to meet a Qualified Thrift Lending (“QTL”) test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent twelve-month period. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2004, the Bank maintained 74.9% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

     Capital Requirements. The OTS regulations require savings banks to meet three minimum capital standards: (a) a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; (b) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets; and (c) a core capital ratio (as defined under OTS regulations). For a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating, the minimum core capital ratio is 3%. For any other depository institution, the minimum core capital ratio is 4%, unless a higher capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings bank must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights assigned by the OTS capital regulations. The OTS monitors the interest rate risk management of individual institutions. The OTS may impose an individual minimum capital requirement on institutions that exhibit a high degree of interest rate risk.

     At December 31, 2004, the Bank exceeded all applicable regulatory capital requirements. See note 18 to the “Notes to the Consolidated Financial Statements” for BankAtlantic actual capital amounts and ratios.

     There currently are no regulatory capital requirements directly applicable to BankAtlantic Bancorp as a unitary savings and loan holding company apart from those applicable to BankAtlantic.

     Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire the savings institution’s shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital if the institution would not be well capitalized after the distribution. A savings institution must provide the OTS with at least 30 days’ written notice prior to declaring any capital distribution; however, in some circumstances, a savings institution is required to apply for prior approval of a distribution instead of providing notice. The OTS may prohibit a distribution on safety and soundness grounds or if minimal capital requirements would not be met after the distribution.

     Liquidity. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The Bank’s liquidity ratio, which was 6.91% at December 31, 2004, was adequate.

     Assessments. Savings institutions are required by OTS regulation to pay semi-annual assessments to the OTS to fund OTS operations. The regulations base the assessment for individual savings institutions on three components: (a) the size of the institution on which the basic assessment is based; (b) the institution’s supervisory condition; and (c) the complexity of the institution’s operations. The Bank’s assessment expense during the year ended December 31, 2004 was approximately $713,000.

     Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings banks to establish branches in any state or territory of the United States, provided they have, among other things, adequate capital, meet Community Reinvestment Act requirements (as described below), and do not present any basis for supervisory objection. Also, limitations on branching may be imposed in connection with failure to comply fully with applicable regulations regarding its operations, including anti-terrorism and anti-money-laundering regulations.

     Community Reinvestment. Under the Community Reinvestment Act (“CRA”) a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The OTS assigns institution a rating of “outstanding”, “satisfactory”, “needs to improve”, or “substantial non-compliance.” The CRA requires all institutions to disclose their CRA ratings to the public. The Bank received a “satisfactory” CRA rating in its most recent evaluation.

     Transactions with Related Parties. The Bank’s authority to engage in transactions with its “affiliates” is limited by OTS regulations, by Sections 23A and 23B of the Federal Reserve Act (“FRA”), and by Regulation W of the Federal Reserve Board (“FRB”) implementing Sections 23A and 23B of the FRA. In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank’s subsidiaries other than non-bank insured depository institutions and financial subsidiaries. Under these regulations, “covered transactions” and certain other transactions with affiliates must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties. These regulations limit the amount of covered transactions in which a savings institution may engage and set collateralization requirements. “Covered transactions” generally include loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate, and certain other transactions. Additionally, a savings institution may not extend credit to an affiliate other than its subsidiary, unless the affiliate engages only in activities permissible for bank holding companies. A savings institution also is prohibited from acquiring securities issued by an affiliate other than shares of the affiliate.

     Sections 22(g) and 22(h) of the FRA, Regulation O of the FRB, and Section 402 of the Sarbanes-Oxley Act (“Sarbanes-Oxley”), impose limitations on loans and extensions of credit to its executive officers, directors and principal shareholders and their related interests.

     Enforcement. Under the Federal Deposit Insurance Act (“FDI Act”), the OTS has primary enforcement responsibility over savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty, or certain other wrongful actions that have, or are likely to have, a significant adverse effect on an insured savings bank or cause it more than minimal loss. In addition, the FDIC has back-up authority to take enforcement action for unsafe and unsound practices. Formal enforcement action includes the issuance of a capital directive, cease and desist order, removal of officers and/or directors, institution of proceedings for receivership, or conservatorship and termination of deposit insurance.

     Examination. Effective November 30, 2004, the OTS adopted new procedures for examination of savings institutions. A savings institution must demonstrate to the OTS its ability to manage its compliance responsibilities by establishing an effective and comprehensive oversight and monitoring program. The degree of compliance oversight and monitoring by the institution’s management will determine the scope and intensity of the OTS’ examinations of the institution. Institutions with significant management oversight and monitoring of compliance will receive a Level I examination, which is the least intrusive examination. The OTS will conduct a Level II or III examination of other institutions with less oversight.

     Standards for Safety and Soundness. Pursuant to the requirements of the FDI Act, the OTS, together with the other federal bank regulatory agencies, has adopted the Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”). The Guidelines prescribe safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the Guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the Guidelines. If the OTS determines that a savings institution fails to meet any standard prescribed by the Guidelines, the OTS may require the institution to submit to the OTS an acceptable plan to achieve compliance.

     Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that are secured by real estate or are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings bank to establish and maintain written internal real estate lending standards that are consistent with OTS guidelines and with safe and sound banking practices and which are appropriate to the size of the bank and the nature and scope of its real estate lending activities.

     Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action Regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings institutions, such as: requiring compliance with a capital restoration plan; restricting asset growth, acquisitions, branching and new lines of business; and, in extreme cases, appointment of a receiver or conservator. The severity of the action required or authorized to be taken increases as a savings institution’s capital deteriorates. For these purposes, a savings institution is placed in one of five categories based on its capital. Generally, a savings institution is treated as “well capitalized” (the strongest capital category) if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of core capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. The most recent examination from the OTS categorized the Bank as “well capitalized”.

     Insurance of Deposit Accounts. Savings banks are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by each bank. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of the reporting period. The institution is also assigned to a supervisory subgroup based upon a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Insurance assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. Increases in deposit insurance premiums could have an adverse effect on the Company’s earnings. At December 31, 2004 BankAtlantic was assigned to the well-capitalized category.

     The Deposit Insurance Funds Act of 1996 recapitalized the SAIF and expanded the assessment base for the payments of Financing Corporation (“FICO”) bonds. FICO bonds were sold by the federal government in order to finance the recapitalization of SAIF and BIF insurance funds. The quarterly adjusted rate of assessment for FICO bonds is 0.0152% for both BIF-and SAIF-insured institutions.

     Privacy and Security Protection The Gramm-Leach-Bliley Act (“GLBA”) imposes requirements on financial institutions to protect customer privacy. GLBA generally prohibits disclosure of customers’ “non-public personal information” to persons not affiliated with the financial institution, unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions must disclose their privacy policies to customers annually. Financial institutions are further required to maintain policies and procedures to safeguard their customers’ “non-

public personal” information. The Bank has policies and procedures designed to comply with GLBA and applicable customer privacy regulations.

     Insurance Activities. As a federal savings bank, the Bank is generally permitted to engage in certain insurance activities through subsidiaries. OTS regulations promulgated pursuant to GLBA prohibit depository institutions from conditioning the extension of credit to individuals upon either (a) the purchase of an insurance product or annuity or (b) an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of the regional FHLB’s composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2004 of $78.6 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLB of Atlanta paid dividends on the capital stock of $1.7 million during the year ended December 31, 2004. If dividends were reduced or interest on future FHLB advances increased, the Bank’s net interest income would likely also be reduced.

     Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB’s regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular interest and non-interest bearing checking accounts). The FRB regulations establish the specific rates of reserves that must be maintained, and the Bank is in compliance with those reserve requirements. Required reserves must be maintained in the form of vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The effect of this reserve requirement is to reduce interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve ''discount window,’’ but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank. As of December 31, 2004, the Bank was in compliance with the FRB reserve requirement.

     Anti-Terrorism and Anti-Money Laundering Regulations. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) provides the federal government with additional powers to address terrorist threats. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act puts in place measures intended to encourage information-sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of Title III impose affirmative obligations, including the obligation to establish anti-money laundering programs that include, at a minimum: (a) internal policies, procedures and controls designed to implement and maintain the institution’s compliance with all of the requirements of the USA PATRIOT Act, Bank Secrecy Act and related laws and regulations; (b) systems and procedures for monitoring and reporting of suspicious transactions and activities; (c) a designated compliance officer; (d) employee training; (e) an independent audit function to test the anti-money laundering program; (f) procedures to verify the identity of each customer upon the opening of accounts; and (g) heightened due diligence procedures applicable to certain foreign accounts and relationships. The final rules on the USA PATRIOT Act, including the Section 326 Customer Identification Programs, were effective October 1, 2003. Under Section 326, each institution must develop a Customer Identification Program (“CIP”) as part of its anti-money laundering program. The purpose of the CIP is to enable the institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the institution must collect certain information from customers at the time they enter into the customer relationship with the institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any Section 326 government lists of known or suspected terrorists. In 2004, deficiencies were identified in the Bank’s compliance with anti-terrorism and anti-money laundering laws and regulations.

     Consumer Protection. The Bank is subject to federal and state consumer protection statutes and regulations, including the Fair Credit Reporting Act (“FCRA”), the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts: (a) require lenders to disclose credit terms in meaningful and consistent ways; (b) prohibit discrimination against an applicant in any consumer or business credit transaction; (c) prohibit discrimination in housing-related lending activities; (d) require certain lender banks to collect and report applicant and borrower data regarding loans for home purchase or improvement projects; (e) require lenders to provide borrowers with information regarding the nature and cost of real estate settlements; (f) prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and (g) prescribe penalties for violations of the requirements of consumer protection statutes and regulations.

     The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) amended FCRA, and certain of its provisions that require changes to financial institution procedures. Financial institutions must implement policies and procedures that track identity theft incidents, provide identity-theft victims with evidence of fraudulent transactions upon request, block from reporting to consumer reporting agencies credit information resulting from identity theft, notify customers of adverse information concerning the customer in consumer reporting agency reports, and notify customers when reporting negative information concerning the customer to a consumer reporting agency. The Bank is in the process of revising it policies and procedures to implement FACT Act requirements.

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

     Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 2004, Ryan Beck was registered as a broker-dealer in 50 states and the District of Columbia. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of clients’ funds and securities, capital structure of securities firms, record-keeping and reporting, fee arrangements, disclosure to clients and the conduct of directors, officers and employees.

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

     Securities held in custody by Pershing for Ryan Beck’s customer accounts are protected to an unlimited amount. The Securities Investors Protection Corporation (SIPC) provides $500,000 of coverage, including $100,000 for claims for cash. Pershing provides the remaining coverage through a commercial insurer. The account protection applies when a SIPC member firm fails financially and is unable to meet obligations to securities customers, but it does not protect against losses from the rise and fall in the market value of investments.

     Ryan Beck is also subject to anti-terrorism and anti-money laundering regulations, including those under the USA PATRIOT Act, similar to those applicable to BankAtlantic.

     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm’s liquidation. At December 31, 2004, Ryan Beck was in compliance with all applicable capital requirements.

     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the SEC as a fully disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2004.

Homebuilding and Real Estate Development

     Levitt is subject to laws, ordinances and regulations of various federal, state and local governmental entities and agencies concerning, among other things: environmental matters, including the presence of hazardous or toxic substances; wetland preservation; health and safety; zoning, land use and other entitlements; building design; and density levels. In developing a project and building homes, apartments or commercial properties, Levitt may be required to obtain the approval of numerous governmental authorities regulating matters such as: installation of utility services such as gas, electric, water and waste disposal; the dedication of acreage for open space, parks and schools; permitted land uses; and the construction design, methods and materials used.

     These laws or regulations could, among other things: establish building moratoriums; limit the number of homes, apartments or commercial properties that may be built; change building codes and construction requirements affecting property under construction; increase the cost of development and construction; delay development and construction; and otherwise have a material adverse effect on the real estate industry in general and on Levitt’s business, financial condition and results of operations, specifically.

     Levitt may also at times not be in compliance with all regulatory requirements. If it is not in compliance with regulatory requirements, it may be subject to penalties or it may be forced to incur significant expenses to cure any noncompliance. In addition, some of its land and some of the land that it may acquire has not yet received planning approvals or entitlements necessary for planned development or future development. Failure to obtain entitlements necessary for further development of this land on a timely basis or to the extent desired may adversely affect its future results and prospects.

     Several governmental authorities have also imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas, and many of these fees have increased significantly during recent years. Levitt considers the costs of compliance with environmental regulations to be part of the ordinary course of its business, and such compliance has not had any material adverse effect on it.

ITEM 2. PROPERTIES

     The principal and executive offices of the Company, BankAtlantic Bancorp, BankAtlantic, and Levitt are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida, 33304. The Company also maintains executive offices at 4150 SW 28th Way, Fort Lauderdale, Florida 33312, which it leases from BankAtlantic. Levitt occupies its offices pursuant to an agreement with BFC, which leases the property from BankAtlantic. As discussed below, BankAtlantic has purchased another property to be used as its executive offices, and it is expected that the Sunrise Boulevard executive offices of the Company, BankAtlantic Bancorp and Levitt will move to that building under a new lease in the second quarter of 2005.

     The Company owns a shopping center known as the Burlington Manufacturers Outlet Center located in Burlington, North Carolina containing approximately 216,327 leaseable square feet. It is not utilized by the Company but is held by the Company as an investment.

     The lease expiration dates for the four back office locations range from 2006-2009. The following table sets forth BankAtlantic’s owned and leased branch offices at December 31, 2004:

	Miami-
	Dade	Broward	Palm Beach	Tampa Bay
Owned full-service branches	4	11	26	3
Leased full-service branches	8	12	5	5

Total full-service branches	12	23	31	8

Lease expiration dates	2005-2012	2005-2012	2005-2011	2006-2008

     BankAtlantic also maintains two ground leases in Broward County, with one expiring in 2006 and the other expiring in 2072. In addition to its branches, BankAtlantic owns three buildings and leases four locations, which house its back office operations.

          During 2002, BankAtlantic purchased a $14.3 million office facility in Broward County to consolidate its headquarters and back office operations into a centralized facility. As of December 31, 2004 BankAtlantic had incurred approximately $24.5 million in renovation costs. The total estimated cost to renovate the facility is approximately $29.4 million, and the facility is expected to be completed during the second quarter of 2005.

     At December 31, 2004, Ryan Beck’s office space includes leased facilities in the following states with year of lease expiration:

	Lease	Number of
Locations	Expiration	Offices

California	2006	1
Connecticut	2005 — 2009	3
Florida	2005 — 2010	2
Georgia	2005	1
Illinois	2008	1
Maryland	2009	1
Massachusetts	2006 — 2008	4
Nevada	2005	1
New Jersey	2006 — 2019	7
New York	2005 — 2011	7
Ohio	2008	1
Pennsylvania	2006 — 2011	5
Virginia	2007	1

		35

     In October 2004, Levitt purchased an occupied office building in Fort Lauderdale, Florida for $16.2 million that it intends to use as its executive offices upon termination or modification of the existing tenant lease. In addition, Levitt and its subsidiaries occupy administrative space in various locations in Florida, Georgia and Tennessee under leases that expire at various dates through 2010.

ITEM 3. LEGAL PROCEEDINGS

     The following is a description of certain lawsuits other than ordinary routine litigation incidental to our business to which we or one of our subsidiaries is a party:

     On July 2, 2004, Benihana of Tokyo, Inc., a major shareholder of Benihana filed suit against Benihana, Inc., the members of the Benihana Board of Directors and us, seeking to rescind our agreement to purchase $20,000,000 of convertible preferred stock of Benihana. Benihana of Tokyo claims the transaction was created for the sole or primary purpose of diluting the stock interest of Benihana of Tokyo. It further claims that, in light of the relationship of certain members of the Benihana Board with us, the Benihana Board breached the fiduciary duties owed to the Benihana shareholders. The complaint also alleges that through John Abdo, as a member of the Benihana Board and our Vice Chairman, and Darwin Dornbush, as a member of the Benihana Board and a member of Levitt’s Board, BFC has aided and abetted in the Benihana Board’s breaches of fiduciary duty. Under the terms of our purchase of the convertible preferred stock, Benihana is required to indemnify us for our costs and expenses relating to this action.

     Following the impact of three hurricanes in the second half of 2004, some purchasers of Levitt and Sons’ homes in Central Florida reported water intrusion damage as a result of the repeated windstorms. Although Levitt and Sons did not believe it had any legal or contractual obligation to make repairs to homes damaged by the hurricanes, Levitt and Sons nevertheless agreed to address water intrusion complaints by repairing stucco (including any necessary re-painting), and replacing drywall, insulation, and other materials damaged by water intrusion. Levitt and Sons retained an independent engineering firm to inspect each damaged home and to provide recommendations for repair. Separately, after the third hurricane, numerous homeowners delivered letters to Levitt and Sons pursuant to Florida Statutes Chapter 558 alleging construction defects in their homes. Pursuant to Chapter 558, Florida Statutes, formal notice to the builder and an opportunity to cure the alleged defect(s) is a pre-condition to the filing of any suit for construction defects. For each Chapter 558 claimant, Levitt and Sons delivered a copy of the inspection report (as contemplated by the statute) and requested the homeowners’ consent to make repairs in accordance with the engineers’ recommendations. Upon receipt of the homeowners’ consent, Levitt and Sons performed the recommended repairs at no cost at approximately 600 homes. A majority of Levitt and Sons’ Central Florida homeowners agreed to allow Levitt and Sons to address their water intrusion complaints and most of those repairs have been completed. Under Florida law, the fact that a homeowner has agreed to allow Levitt and Sons to make identified repairs does not limit such homeowner’s right to pursue available legal remedies, including through litigation. A law firm in Miami claims to represent approximately 50 homeowners in a particular Central Florida Levitt and Sons’ subdivision in connection with their Chapter 558 claims. To our knowledge, no lawsuits have been filed as of this date with respect to these matters, however the Miami law firm has indicated that it may file a lawsuit on behalf of its client homeowners.

     In the ordinary course of business, the company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving their operations , lending, tax certificates, securities sales, brokerage and underwriting, acquisitions and real estate development activities. Although the outcome of the various legal actions is uncertain. Based on discussion with legal counsel management does not believe that the resolution of these proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 14, 2005, the Company received written consents approving an amendment to the Company’s articles of incorporation which increased the authorized number of shares of Class A Common Stock, par value $.01 per share, of the Company from 20,000,000 shares to 70,000,000 shares (the “Amendment”). The Amendment was approved by written consents from the holders of 14,914,978 shares of Class A Common Stock and by the holders of 3,410,240 shares of Class B Common Stock, representing in the aggregate 75.7% of the total votes entitled to be cast on the Amendment

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Class A Common Stock and the Class B Common Stock have substantially identical terms except:

•	Each share of Class A Common Stock is entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. When the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. When the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%; and

•	Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

     Our Class A Common Stock is listed on the Nasdaq National Market under the symbol “BFCF.” Our Class A Common Stock began trading on the Nasdaq National Market on May 5, 2003. Our Class B Common Stock is quoted on the OTC Bulletin Board under the symbol “BFCFB.OB.” The following table sets forth, for the indicated periods, the high and low sale prices for our Class A Common Stock as reported by the Nasdaq National Market and for our Class B Common Stock as reported by the National Association of Securities Dealers Automated Quotation System. The stock prices do not include retail mark-ups, mark-downs or commissions and are adjusted for all stock splits and stock dividends.

Class A Common Stock:	High	Low
2003
First Quarter	$2.31	$1.78
Second Quarter	3.89	1.87
Third Quarter	5.30	3.42
Fourth Quarter	7.60	5.07

2004
First Quarter	$11.04	$6.86
Second Quarter	10.99	8.06
Third Quarter	9.35	7.37
Fourth Quarter	10.65	8.12

Class B Common Stock:	High	Low
2003
First Quarter	$2.14	$1.82
Second Quarter	3.89	2.14
Third Quarter	4.87	3.44
Fourth Quarter	8.19	4.91

2004
First Quarter	$10.88	6.66
Second Quarter	10.88	7.36
Third Quarter	9.04	7.28
Fourth Quarter	10.40	8.20

     On March 7, 2005, there were approximately 1,940 record holders of the Class A Common Stock and approximately 850 record holders of Class B Common Stock.

     There are no restrictions on the payment of cash dividends by BFC. BFC has never paid cash dividends. We issued a 25% stock dividend on March 7, 2005, March 1, 2004, May 25, 2004 and December 1, 2003 and a 15% stock dividend on June 17, 2003, each of which was payable in shares of Class A Common Stock.

     As noted in Part I, Item I under “Business – Regulation and Supervision — Regulation of Federal Savings Bank Limitation on Capital Distributions” there are restrictions on the payment of dividends by BankAtlantic to BankAtlantic Bancorp and in certain circumstances on the payment of dividends by BankAtlantic Bancorp to its common shareholders, including BFC. The primary source of funds for payment by BankAtlantic Bancorp of dividends to BFC is currently dividend payments received by BankAtlantic Bancorp from BankAtlantic and Ryan Beck.

     On each of July 26, 2004, October 25, 2004 and January 24, 2005 Levitt’s Board of Directors declared cash dividends of $0.02 per share on its Class A common stock and Class B common stock. These dividends were paid in August 2004, November 2004 and February 2005, respectively. Levitt’s Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operations and financial condition. Levitt cannot assure you that they will declare additional cash dividends in the future. BFC received approximately $66,000 from each of Levitt’s dividends.

     The following table lists all securities authorized for issuance under the Company’s equity compensation plans.

			Number of securities
			Remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation plans
	be issued upon exercise	exercise price of	(excluding outstanding
Plan category	of outstanding options	outstanding options	options)

Equity compensation plans approved by security holders	5,240,120	$2.63	—

Equity compensation plans not approved by security Holders	—		—

Total	5,420,120	$2.63	—

Purchases of equity securities by the issuer and affiliated purchasers during the 2004 fourth quarter were:

Total Number of
				Shares Purchased as	Maximum Number of shares that
				Part of Publicly	May Yet Be Purchased
	Total Number of		Average price	Announced Plans	Under the Plans or
Period	Shares Purchased		per share	or Programs (2)	Programs
October 1, 2004 through October 31, 2004	—		$—	—	—
November 1, 2004 through November 30, 2004	—		—	—	—
December 1, 2004 through December 31, 2004	629,852	(1)	9.40	—	—

Total	629,852		$9.40	—	—

(1)	The amount represents the number of shares of the Company’s Class B Common Stock redeemed by the Company as consideration for the payment of the exercise price and minimum withholding taxes of stock options exercised during the period.

(2)	The Company currently has no plan or program to repurchase its equity securities.

ITEM 6. Selected Consolidated Financial Data

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except for per share data and percentages)

	For the Years Ended December 31,
Income Statement	2004	2003	2002	2001	2000
Revenues
Financial Services	$601,578	$541,910	$492,344	$412,091	$425,538
Homebuilding and Real Estate Development	558,838	288,686	212,081	147,977	109,126
Other Operations	6,185	1,708	1,336	3,261	9,217

	1,166,601	832,304	705,761	563,329	543,881

Costs and Expenses
Financial Services	494,415	480,314	467,181	372,505	396,940
Homebuilding and Real Estate Development	481,618	253,169	191,662	136,885	98,933
Other Operations	7,950	7,809	5,944	8,852	13,886

	983,983	741,292	664,787	518,242	509,759

Income before income taxes and equity in earnings from unconsolidated subsidiaries	182,618	91,012	40,974	45,087	34,122
Equity in earnings from unconsolidated subsidiaries	19,603	10,126	9,327	2,888	1,141

Income before income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	202,221	101,138	50,301	47,975	35,263
Provision for income taxes	83,997	44,166	17,993	25,260	17,642
Minority interest in income of consolidated subsidiaries	103,994	51,093	38,294	18,379	14,655

Income (loss) from continuing operations	14,230	5,879	(5,986)	4,336	2,966
Income from discontinued operations, net of taxes	—	1,143	2,536	—	669
Income from extraordinary items, net of taxes	—	—	23,749	—	—
Income (loss) from cumulative effect of a change in accounting principle, net of taxes	—	—	(15,107)	1,138	—

Net income	$14,230	$7,022	$5,192	$5,474	$3,635
Amortization of goodwill, net of tax	—	—	—	735	791

Net income adjusted to exclude goodwill amortization	14,230	7,022	5,192	6,209	4,426
5% Preferred Stock dividends	392	—	—	—	—

Net income available to common shareholders	$13,838	$7,022	$5,192	$6,209	$4,426

(Continued)

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA — CONTINUED
(In thousands, except for per share data and percentages)

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Common Share Data (a), (b), (c), (d)
Basic earnings (loss) per share from continuing operations	$0.57	0.26	$(0.27)	$0.19	$0.13
Discontinued operations	—	0.05	0.11	—	0.03
Extraordinary items	—	—	1.06	—	—
Cumulative effect of a change in accounting principle	—	—	(0.67)	0.05	—

Basic earnings per share of common stock	0.57	0.31	0.23	0.24	0.17
Basic earnings per share from amortization of goodwill	—	—	—	0.03	0.04

Basic earnings per share adjusted to exclude goodwill amortization	$0.57	0.31	$0.23	$0.28	$0.20

Diluted earnings (loss) per share from continuing operations	$0.47	0.21	$(0.28)	$0.13	$0.10
Discontinued operations	—	0.04	0.11	—	0.03
Extraordinary items	—	—	1.04	—	—
Cumulative effect of a change in accounting principle	—	—	(0.66)	0.05	—

Diluted earnings per share of common stock	0.47	0.25	0.21	$0.18	$0.12
Diluted earnings per share from amortization of goodwill	—	—	—	0.03	0.03

Diluted earnings per share adjusted to exclude goodwill amortization	$0.47	0.25	$0.21	0.20	0.15

Basic weighted average number of common shares outstanding	24,183	22,818	22,454	22,341	22,341
Diluted weighted average number of common shares outstanding	27,806	26,031	22,454	24,631	23,925
Ratio of earnings to fixed charges (e)	(2.44)	0.15	(0.23)	0.95	(0.14)
Dollar deficiency of earnings to fixed charges (e)	4,029	987	1,421	68	1,586

(Continued)

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except for per share data and percentages)

	December 31,
Balance Sheet (at period end)	2004	2003	2002	2001	2000
Loans and leases, net (f)	$4,561,073	3,611,612	$3,377,870	$2,776,624	$2,855,015
Securities	1,192,335	677,713	1,111,825	1,356,497	1,315,122
Total assets	6,954,847	5,136,235	5,415,933	4,665,359	4,654,954
Deposits	3,457,202	3,058,142	2,920,555	2,276,567	2,234,485
Securities sold under agreements to repurchase and federal funds purchased	257,002	120,874	116,279	467,070	669,202
Other borrowings (g)	2,086,368	1,209,571	1,686,613	1,326,264	1,351,881
Shareholders’ equity	125,251	85,675	77,411	74,172	72,615
Book value per share (c), (h)	4.25	3.68	3.45	3.31	3.25
Return on average equity (i)	13.16%	8.63%	6.85%	7.44%	5.77%
BankAtlantic Asset quality ratios
Non-performing assets, net of reserves as a percent of total loans, tax certificates and real estate owned	0.19%	0.36%	0.86%	1.49%	1.09%
Loan loss allowance as a percent of non-performing loans	582.18%	422.06%	235.61%	114.44%	193.30%
Loan loss allowance as a percentage of total loans	1.00%	1.24%	1.38%	1.57%	1.62%
Levitt Corporation:
Consolidated margin on sales of real estate	$143,378	$73,627	$48,133	$31,455	$21,293
Consolidated margin percentage	26.1%	26.0%	23.2%	22.0%	21.2%
Homes delivered	2,126	1,011	740	597	441
Backlog of homes (units)	1,814	2,053	824	584	487
Backlog of homes (value)	$448,647	$458,771	$167,526	$125,041	$94,751
Land division acres sold (j)	764	1,337	1,473	253	145
Capital Ratios for BankAtlantic:
Total risk based capital	10.80%	12.06%	11.89%	12.90%	11.00%
Tier I risk based capital	9.19%	10.22%	10.01%	11.65%	9.74%
Leverage	6.83%	8.52%	7.26%	8.02%	6.66%

(a)	Since its inception, BFC has not paid any cash dividends.

(b)	While the Company has two classes of common stock outstanding, the two-class method is not presented because the company’s Capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

(c)	I.R.E. Realty Advisory Group, Inc. (“RAG”) owns 4,764,282 shares of BFC’s Class A Common Stock and 500,000 shares of BFC Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 2,167,748 shares of Class A Common Stock and 227,500 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share and book value per share.

(d)	All shares and per share data has been adjusted for a five for four common stock split effected in the form of a 25% stock dividend payable in shares the Company’s Class A Common Stock to the holder of Class A and Class B Common Stock of record on March 7, 2005

(e)	The operations, fixed charges and dividends of BankAtlantic Bancorp and Levitt are not included in the calculation because each of those subsidiaries are separate, publicly traded companies whose Board of Directors are composed of individuals, a majority of whom are independent. Accordingly, decisions made by those Boards, including with respect to the payment of dividends, are not within our control.

(f)	Includes $0, $233,000, $0, and $5,000 and $1.3 million of bankers acceptances in 2004, 2003, 2002, 2001 and 2000, respectively.

(g)	Other borrowings consisted of FHLB advances, subordinated debentures, notes mortgage notes payable and bonds payable and guaranteed preferred beneficial interests in Bancorp’s junior subordinated debentures and junior subordinated debentures.

(h)	Preferred stock redemption price is eliminated from shareholders’ equity for purposes of computing book value per share.

(i)	Ratios were computed using quarterly averages.

(j)	Land sales between Levitt Corporation’s subsidiaries were eliminated in consolidation

BFC FINANCIAL CORPORATION
SELECTED PARENT COMPANY ONLY FINANCIAL DATA
(In thousand)

     The following table sets forth selected summary parent company only financial data for BFC as of and for the years ended December 31, 2002 through 2004.

	As of or for the Year Ended December 31,
(in thousands)	2004	2003	2002
Balance Sheet Data:
Assets
Cash and cash equivalents	$1,520	$1,536	$797
Investment securities	11,800	1,218	1,269
Investment in venture partnerships	971	626	2,782
Investment in BankAtlantic Bancorp, Inc.	103,125	91,869	106,017
Investment in Levitt Corporation	48,983	27,885	—
Investment in other subsidiaries	14,219	13,680	13,620
Loans receivable	3,364	4,175	4,175
Other assets	2,596	484	768

Total assets	$186,578	$141,473	$129,428

Liabilities and Shareholders’ Equity
Mortgages payable and other borrowings	$10,483	$6,015	$6,015
Other liabilities	23,816	23,234	22,805
Deferred income taxes	27,028	26,549	23,197

Total liabilities	61,327	55,798	52,017

Total shareholders’ equity	125,251	85,675	77,411

Total liabilities and shareholders’ equity	186,578	141,473	129,428

Statements of Operations Data:
Revenues	$3,514	$1,051	$763
Expenses	6,717	3,954	3,898

(Loss) before undistributed earnings from subsidiaries	(3,203)	(2,903)	(3,135)
Equity from earnings in BankAtlantic Bancorp	15,694	15,222	11,380
Equity from earnings in Levitt	10,265	—	—
Equity from earnings (loss) in other subsidiaries	(311)	(1,583)	(633)

Income before income taxes	22,445	10,736	7,612
Provision for income taxes	8,215	3,714	2,420

Net income	14,230	$7,022	$5,192
5% Preferred Stock dividends	392	—	—

	$13,838	$7,022	$5,192

Statements of Cash Flow Data:
Operating Activities:
Income (loss) from continuing operations	$14,230	$5,879	$(5,986)
Income from discontinued operations, net of tax	—	1,143	2,536
Income from extraordinary item, net of tax	—	—	23,749
Cumulative effect of a change in accounting principle, net of tax	—	—	(15,107)
Other operating activities	(20,317)	(9,380)	(9,894)

Net cash used in operating activities	(6,087)	(2,358)	(4,702)
Net cash (used in) provided by investing activities	(7,503)	2,815	1,408
Net cash provided by financing activities	13,574	282	1,385

Increase (decrease) in cash and cash equivalents	(16)	739	(1,909)
Cash at beginning of period	1,536	797	2,706

Cash at end of period	$1,520	$1,536	$797

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

     We are a diversified holding company whose principal holdings consist of direct controlling interests in BankAtlantic Bancorp our financial services business division and Levitt our homebuilding and real estate development business division. As a consequence of our direct controlling interests, we have indirect controlling interests through BankAtlantic Bancorp in BankAtlantic and Ryan Beck and through our control of Levitt, we have an interest in Levitt and Sons, Core Communities and Bluegreen. We also hold a direct non-controlling minority investment in Benihana. As a result of our position as the controlling shareholder of BankAtlantic Bancorp, we are a “unitary savings bank holding company” regulated by the Office of Thrift Supervision. Our primary activities presently relate to managing our current investments but we intend to seek to identify and make new investments. As of December 31, 2004, we had total consolidated assets of approximately $7.0 billion, including the assets of our consolidated subsidiaries, minority interest of $613 million and shareholders’ equity of approximately $125 million.

     As a holding company with control positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require the consolidation of the financial results of both BankAtlantic Bancorp and Levitt. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s consolidated financial statements. However, we also present the unconsolidated balance sheet of BFC on a stand alone basis (see Selected Parent Company Only Financial Data). Except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from the entity. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 22.0% and 16.6%, respectively, which results in BFC recognizing only 22.0% and 16.6% of BankAtlantic Bancorp’s and Levitt’s income, respectively. The portion of income in those subsidiaries not attributable to our economic ownership interests is classified in our financial statements as “Minority Interest” and is subtracted from income before income taxes to arrive at consolidated net income in our financial statements to calculate the income of BFC. Additionally, the Company owns equity securities in the technology sector owned by partnerships included in our consolidated financial statements because of our general partner interest in those partnerships.

     BFC’s ownership in BankAtlantic Bancorp and Levitt at December 31, 2004 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	15.09%	8.00%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.98%	55.00%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.62%	52.91%

     BankAtlantic Bancorp (NYSE:BBX) is a Florida-based diversified financial services holding company. BankAtlantic Bancorp’s principal assets include the capital stock of BankAtlantic and Ryan Beck. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida, which provides traditional retail banking services and a wide range of commercial banking products and related financial services. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck offers a wide range of investment products and financial services for individual and institutional clients.

     Levitt (NYSE:LEV) engages in homebuilding, land development and other real estate activities through Levitt and Sons, LLC, Core Communities, LLC, Levitt Commercial, LLC, Bowden Building Corporation and investments in real estate projects. At December 31, 2004 Levitt also owned approximately 31% of the outstanding common stock of Bluegreen, a

New York Stock Exchange-listed (NYSE:BXG) company that acquires, develops, markets and sells vacation ownership interests in primarily “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities. Levitt acquired Bowden on April 28, 2004 for approximately $7.4 million. Bowden is a builder of single family homes based in Memphis, Tennessee.

     The following events have occurred during the past three years that have had a significant impact on the Company and upon its past and future results of operations:

•	In March 2002, BankAtlantic acquired Community Savings Bancshares, Inc., the parent company of Community Savings, F.A. (“Community”), and immediately merged Community into BankAtlantic. Community had its headquarters and branches in BankAtlantic’s South Florida market and had approximately $909 million in assets and $637 million in deposits on the date of acquisition.

•	In April 2002, Levitt acquired 8.3 million shares of the outstanding common stock of Bluegreen for approximately $53.8 million. BankAtlantic Bancorp previously had acquired approximately 1.2 million shares of Bluegreen which were subsequently acquired by Levitt from BankAtlantic Bancorp in connection with the spin-off of Levitt in December 2003 in exchange for a $5.5 million promissory note and additional shares of Levitt (which were distributed in the spin-off). The investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize Levitt’s interest in the earnings or losses of Bluegreen after the acquisition date. At December 31, 2004 and 2003, Levitt’s investment in Bluegreen was approximately $80.6 million and $70.9, respectively. The 9.5 million shares of Bluegreen common stock that Levitt owns represented approximately 31% of Bluegreen’s outstanding common stock as of December 31, 2004.

•	In April 2002, Ryan Beck acquired certain of the assets and assumed certain liabilities of the broker-dealer formerly known as Gruntal & Co., LLC. Before this acquisition, Ryan Beck had 130 account executives located in 9 offices, principally in the New Jersey/New York metropolitan area and southeast Florida. This transaction added over 400 additional consultants and 25 new offices to Ryan Beck’s operations. Ryan Beck currently has over 450 financial consultants in 39 offices and now has a substantial east coast presence, as well as offices in the mid-west and west coast.

•	In April 2002, BankAtlantic embarked upon its “Florida’s Most Convenient Bank” initiative to attract retail customers. This campaign includes seven-day branch banking and extended weekday hours, along with a 24/7 live customer service center, Totally Free Checking, free online banking, Totally Free Change Exchange coin counters, and additional product and service initiatives. During 2004, BankAtlantic began an initiative to extend branch operating hours to midnight and began offering free internet bill-paying services. BankAtlantic also announced a plan to grow its retail network through de novo expansion while renovating its existing branches to further its branding as Florida’s Most Convenient Bank. While the initiatives have resulted in increased expenses, BankAtlantic’s believes this marketing campaign has contributed to significant new deposit account openings and growth in low cost deposits.

•	In May 2003, BFC’s Class A common shares were listed on the NASDAQ National Market under the trading symbol of “BFCF”.

•	On December 2, 2003, BankAtlantic Bancorp’s Board of Directors authorized the spin-off of Levitt to the shareholders of BankAtlantic Bancorp by declaring a dividend of all of BankAtlantic Bancorp’s shares of Levitt. Pursuant to the terms of the spin-off, BankAtlantic Bancorp’s shareholders each received one share of Levitt Corporation Class A Common Stock for every four shares of BankAtlantic Bancorp Class A Common Stock owned, and one share of Levitt Corporation Class B Common Stock for every four shares of BankAtlantic Bancorp Class B Common Stock owned. The shares were distributed on December 31, 2003 to shareholders of record on December 18, 2003.

•	In April 2004, Levitt sold 5,000,000 shares of its Class A Common Stock in an underwritten public offering, which decreased BFC’s combined ownership of Levitt’s outstanding common stock by approximately 5.6% to 16.6% and decreased BFC’s voting interest in Levitt by 2.2% to 52.9%.

•	During the quarter ended June 30, 2004, the Company entered into an agreement with Benihana Inc., to purchase an aggregate of 800,000 shares of Series B Convertible Preferred Stock for $25.00 per share. On July 1, 2004, the Company funded the first tranche of convertible preferred stock in the amount of $10.0 million for the purchase of 400,000 shares. The purchase of the remaining 400,000 shares of convertible preferred stock will be funded from time to time at the election of Benihana during the two-year period commencing on the first anniversary of the closing. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter commencing September 30, 2004. It is anticipated the Company will receive approximately $125,000 per quarter. See Item 3. Legal Proceedings for a discussion of litigation brought against us and Benihana relating to our investment.

Critical Accounting Policies

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, the valuation of real estate held for development and equity method investments and accounting for contingencies. The seven accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other than temporary declines in value; (iii) impairment of goodwill and other intangible assets; (iv) impairment of long-lived assets; (v) real estate held for development and sale and equity method investments; (vi) accounting for business combinations; and (vii) accounting for contingencies.

     We have discussed the critical accounting estimates outlined below with our audit committee of our board of directors, and the audit committee has reviewed our disclosure. See note 1, Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements, for a detailed discussion of our significant accounting policies.

Allowance for loan losses

     BankAtlantic is in the business of making various loans and as of December 31, 2004 BankAtlantic’s loans receivable were approximately $4.6 billion and the related allowance for loan losses was approximately $46 million. The allowance for loan losses is maintained at an amount BankAtlantic’s considers adequate to absorb probable losses inherent in BankAtlantic’s loan portfolio. BankAtlantic has developed policies and procedures for evaluating its allowance for loan losses which consider all information available to them. However, BankAtlantic must rely on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances change, the allowance for loan losses may decrease or increase significantly.

     The calculation of allowance for loan losses consists of three components. The first component requires the identification of identify impaired loans based on management judgment and, if necessary, the assignment of a valuation allowance to the impaired loans. A loan is deemed impaired when collection of principal and interest based on the contractual terms of the loan is not likely to occur. Valuation allowances are established on loans that are collateral-dependent and foreclosure is probable based on management’s estimated fair value of the collateral less the cost to dispose of the collateral. Valuation allowances are established on other loans based on the present value of expected future cash flows. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. Most of BankAtlantic’s loans do not have an observable market price and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that materially different results would be obtain if different assumptions or conditions were to prevail. This would include updated information that came to management’s attention about the loans or a change in the current economic environment. As a consequence of the estimates and assumptions required to calculate the first component of allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.

     The second component of the allowance requires the grouping of loans that have similar credit risk characteristics so as to form a basis for predicting losses based on loss percentages and delinquency trends as it relates to the group. Management assigns an allowance to these groups of loans by utilizing data such as historical loss experiences, trends in the industry, static pool analysis, delinquency trends and credit scores. A subsequent change in data trends may result in material changes in this component of the allowance from period to period.

     The third component of the allowance is the unassigned portion of the allowance. This component addresses certain industry and geographic concentrations, the view of regulators, model imprecision, change in underwriting standards and changes in the composition of the loan portfolio. This component requires substantial management judgment in adjusting the allowance for the changes in the current economic climate compared to the economic environment that existed historically. Due to the subjectivity involved in the determination of the unassigned portion of the allowance, the relationship of the unassigned component to the total allowance may fluctuate substantially from period to period.

     We believe that the allowance for loan losses reflects management’s best estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2004, BankAtlantic’s allowance for loan losses was $46 million and BFC’s allowance for loan losses was $1.1 million. See “Provision for Loan Losses” for a discussion of the amounts of BankAtlantic allowance assigned to each loan product and the amount of our unassigned allowance. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans. These uncertainties are beyond management’s control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review BankAtlantic’s allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.

     On an on-going basis, the loan portfolio is monitored based on the loan mix, credit quality, historical trends and economic conditions. As a consequence, the allowance for loan losses estimates will change from period to period. A measure of this change is the ratio of the allowance for loan losses to total loans. This ratio has declined from 1.62% at December 31, 2000 to 1.00% at December 31, 2004. If the historical loss experience in the assigned portion of the allowance for loan losses was increased or decreased by 25 basis points at December 31, 2004, pre-tax earnings before minority interest for the year ended December 31, 2004 are estimated to increase or decrease by approximately $11 million and after minority interest (at BFC’s current proportionate share based on our 22% interest in BankAtlantic Bancorp, net of income taxes) to increase or decrease by approximately $1.5 million.

Valuation of securities and trading activities

     The securities referred to here do not include BFC’s investments in BankAtlantic Bancorp or Levitt. BankAtlantic records its securities available for sale, investment securities, trading securities and derivative instruments in our statement of financial condition at fair value. The following three methods are used to determine fair value : obtaining market price quotes, using a price matrix, and applying a management valuation model.

     The following table provides the sources of fair value for investment securities, trading securities and derivative instruments at December 31, 2004 (in thousands):

	National
	Market price	Price	Valuation
	Quotes	Matrix	Model	Total
Investment securities
Mortgage-backed securities	$—	$500,517	$—	$500,517
Tax exempt securities	—	353,441	—	353,441
Other securities	—	—	585	585
Equity securities	27,545	—	—	27,545

Total investment securities	27,545	853,958	585	882,088

Trading securities
Securities owned	125,443	—	—	125,443
Securities sold not yet purchased	(39,462)	—	—	(39,462)

Total Trading securities	85,981	—	—	85,981

Derivatives	—	—	49	49

Total	$113,526	$853,958	$634	$968,118

     Equity securities trade daily on various stock exchanges. The fair value of these securities in our statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. We adjust our equity securities available for sale to fair value monthly with a corresponding increase or decrease, net of income taxes, to other comprehensive income. Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.

     A third-party service provides a pricing matrix to determine the fair value of debt securities available for sale. The pricing matrix computes a fair value of debt securities based on the securities’ coupon rate, maturity date and estimates of future prepayment rates. The valuations obtained from the pricing matrix are not actual transactions and will not be the actual amount realized upon sale. It is likely that materially different results would be derived if different interest rate and prepayment assumptions were used in the valuation. Debt securities available for sale are adjusted to fair value monthly with a corresponding increase or decrease, net of income taxes, to other comprehensive income. Debt securities held to maturity are recorded at historical cost with the fair value disclosed on our statement of financial condition. Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.

     Future contracts or commitments to purchase residential loans that are not listed on an exchange for which we cannot obtain broker quotes are nit available are valued based on a valuation model. Management estimates the valuation of these contracts based on market information. This valuation requires a significant amount of judgment in assessing the estimated fair value. These estimates would be significantly different if the assumptions concerning credit quality were changed.

     At December 31, 2004, the fair value and unrealized gain associated with securities in our statement of financial condition was $749.0 million and $7.4 million, respectively. If interest rates were to decline by 200 basis points, we estimate that the fair value of the debt securities portfolio would increase by $100.4 million. In contrast, if interest rates were to increase by 200 basis points, we estimate that the fair value of the securities would decline by $88.8 million. The above changes in value are based on various assumptions concerning prepayment rates and shifts in the interest rate yield curve and do not take into account any mitigating steps that management might take in response to changes in interest rates. We are likely to obtain significantly different results if the assumptions were changed. At December 31, 2003 in our statement of financial condition securities had a fair value of $360.4 million and unrealized gains were $10.3 million .

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

Impairment of Goodwill

     Goodwill is tested for impairment annually. The test requires the determination of the fair value of our reporting units and a comparison of the reporting units’ fair value to their carrying value. The fair values of the reporting units are estimated using discounted cash flow present value techniques and management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At September 30, 2004 (BankAtlantic Bancorp’s goodwill impairment testing date) the fair value of BankAtlantic Bancorp reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of BankAtlantic Bancorp reporting units declines below the carrying amount, BankAtlantic Bancorp would have to perform the second step of the impairment test. This step requires the determination of the fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on our financial statements. These unrecognized assets may result in a significant impairment of goodwill. At December 31, 2004, total goodwill at BankAtlantic Bancorp was $76.7 million. The fair value of BankAtlantic Bancorp’s goodwill assigned to bank operations and Ryan Beck exceeds the carrying value by $565 million and $43 million, respectively

     The acquisition of Bluegreen common stock in April 2002 resulted in approximately $4.1 million of goodwill and the acquisition of Bowden in April 2004 resulted in $1.3 million of goodwill being recorded by Levitt. Levitt performed its annual impairment test in December 2004 and determined that goodwill was not impaired.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows as well as evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques. At December 31, 2004, total property and equipment was $161 million, which includes $129.8 from BankAtlantic Bancorp, and $31.1 million from Levitt.

     BankAtlantic Bancorp core deposit intangible assets are periodically reviewed for impairment at the branch level by reviewing the undiscounted cash flow by branch in order to assess recoverability. At December 31, 2004, BankAtlantic Bancorp’s core deposit intangible asset was $10.2 million. The undiscounted cash flows of the branches assigned to the core deposit intangible assets exceeded its carry amount at December 31, 2004.

     During 2005, BankAtlantic Bancorp expects to relocate its new corporate headquarters. At December 31, 2004 the facility was considered “held and used”, as defined by FASB Statement No. 144, with a book value of $3.5 million. Based on a November 2004 appraisal, management believes the carrying value of the facility to be recoverable.

     During 2004, BankAtlantic management finalized a plan to renovate the interior of BankAtlantic’s branches. As a result of the renovation plan, BankAtlantic shortened the estimated lives of $2.8 million of branch fixed assets resulting in $1.5 million of accelerated depreciation during 2004.

     In October 2004, Levitt purchased an occupied office building in Fort Lauderdale, Florida for $16.2 million that it intends to use as its executive offices upon termination or modification of the existing tenant lease.

Accounting for Business Combinations

     The Company and its subsidiaries accounts for business combinations, such as BankAtlantic Bancorp’s Community acquisition, Ryan Beck’s Gruntal transaction, Levitt’s Bluegreen purchase and Levitt’s Bowden acquisition based on the purchase method of accounting. The purchase method of accounting requires the acquirer to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

Real Estate Held for Development and Sale and Equity Method Investments

     Real estate held for development and sale consists primarily of the combined activities of Levitt and its subsidiaries as well as the activities of a 50% owned real estate joint venture in (“Riverclub”) which BankAtlantic Bancorp is the primary beneficiary as defined by FIN 46. As a consequence of the implementation of FIN 46 on July 1, 2003, the Company consolidated Riverclub in its financial statements effective January 1, 2003. In periods prior to 2003, Riverclub was accounted for on the equity method. Also included in real estate held for development and sale is real estate held directly by BFC of approximately $3.5 million at December 31, 2004, which includes Burlington Manufacturers Outlet Center, a shopping center in North Carolina and the unsold land at the commercial development known as Center Port in Pompano Beach, Florida. At December 31, 2004, 2003 and 2002, the combined balance of real estate held for development and sale and investments in and advances to unconsolidated subsidiaries were $533.7 million, $386.8 million and $283.3 million, respectively.

     Real estate held for development and sale includes land acquisition costs, land development costs, interest and other construction costs, all of which are accounted for in our financial statements at accumulated cost or when circumstances indicate that the inventory is impaired at estimated fair value. Estimated fair value is based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances that may affect fair value, including management’s plans for the property. Due to the large acreage of land holdings, disposition in the normal course of business is expected to extend over a number of years. Uncertainties associated with the economy, interest rates and the real estate market in general may significantly change the valuation of real estate investments.

     Land and indirect land development costs are accumulated and allocated to various parcels or housing units using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Other capitalized costs consist of capitalized interest, real estate taxes, tangible selling costs, local government fees and field overhead incurred during the development and construction period. See Capitalized Interest, below. Start-up costs and selling expenses are not capitalized.

     Our subsidiaries account for joint ventures using the equity method of accounting if they own at least 20% of the voting stock or exercises significant influence over the operating and financial policies but do not own a controlling interest. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the subsidiary’s share of the joint venture’s earnings or losses. Joint venture investments and Levitt’s investment in Bluegreen are evaluated annually for other than temporary declines in value. Evidence of other than temporary declines includes the inability of the joint venture or investee to sustain an earnings capacity that would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions.

Revenue Recognition

     Revenue and all related costs and expenses from home, land and commercial property sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when other sale and profit recognition criteria are satisfied as required under accounting principles generally accepted in the United States of America for real estate transactions. In order to properly match revenues with expenses, construction and land development costs incurred but not paid at the time of closing are estimated. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas. The accuracy of estimates is monitored by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and modifications to the estimates are made based on these comparisons. The estimation process is not expected to change in the future nor are actual results expected to materially differ from such estimates.

Capitalized Interest

     Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stage and during the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is amortized to cost of sales as related homes, land and units are sold.

Contingent Liabilities

     Contingent liabilities consist of Ryan Beck arbitration proceedings, litigation and regulatory and tax uncertainties arising from the conduct of our consolidated business activities. Reserves for legal and other claims are established when it becomes probable that a loss will be incurred and the loss is reasonably estimated. Attorneys, consultants and other professionals assess the probability of the estimated amounts. Changes in these assessments can lead to changes in the recorded reserves and the actual costs of resolving the claims may be substantially higher or lower than the amounts reserved for the claim. The reserving for contingencies is based on management’s judgment and changes in circumstances could significantly affect the amounts recorded in the Company’s financial statements.

BFC Financial Corporation Summary of Consolidated Results of Operations

     Net income increased to $14.2 million in 2004 from $7.0 million in 2003 and $5.2 million in 2002. Included in these totals is income from discontinued operations of $1.1 million and $2.5 million for the years 2003 and 2002, respectively, attributable to Ryan Beck’s sale of GMS. Additionally, in 2002, the Company realized an extraordinary gain of $23.7 million associated with Ryan Beck’s acquisition of the assets of Gruntal because the fair value of the assets acquired exceeded the purchase price. Also in 2002, the Company realized a loss of $15.1 million due to the initial implementation of FAS 142 relating to the goodwill impairment associated with BankAtlantic Bancorp’s ownership of Ryan Beck in that BankAtlantic Bancorp performed the required goodwill impairment test and determined that the goodwill assigned to the Ryan Beck subsidiary was impaired.

     Income from continuing operations increased to $14.2 million in 2004 from $5.9 million in 2003 and a loss of $6.0 million in 2002. A reconciliation of income from continuing operations from each of the Company’s primary business segments follows (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Financial services	$70,768	$38,597	$19,150
Homebuilding and real estate development	57,362	26,820	19,512
Other operations	(9,906)	(9,601)	(6,849)
Eliminations	—	1,156	495

	118,224	56,972	32,308
Minority interest	103,994	51,093	38,294

Income (loss) from continuing operations	14,230	5,879	(5,986)
Income from discontinued operations, less income taxes	—	1,143	2,536
Income from extraordinary item, less income taxes	—	—	23,749
Cumulative effect of a change in accounting principle less income taxes	—	—	(15,107)

Net income	$14,230	$7,022	$5,192

Financial Services Results of Operations

     This segment consists of the operations of BankAtlantic Bancorp and its subsidiaries, including its principal subsidiaries, BankAtlantic, a federally-chartered, federally-insured savings bank organized in 1952 and Ryan Beck, a full service broker-dealer.

				Change	Change
	For the Ended Years December 31,			2004 vs.	2003 vs.
(In thousands)	2004	2003	2002	2003	2002
Revenues
Interest and dividend income	$260,555	$261,849	$303,387	$(1,294)	$(41,538)
Investment banking	227,949	207,788	130,738	20,161	77,050
Other income	116,355	73,501	58,519	42,854	14,982

	604,859	543,138	492,644	61,721	50,494

Cost and Expenses
Interest expense, net	87,722	113,217	148,891	(25,495)	(35,674)
(Recovery) provision for loan losses	(5,109)	(547)	14,077	(4,562)	(14,624)
Employee compensation and benefits	255,064	226,940	166,979	28,124	59,961
Occupancy and equipment	48,146	40,036	39,196	8,110	840
Advertising and promotion	21,036	12,724	10,447	8,312	2,277
Impairment of securities	—	—	18,801	—	(18,801)
Amortization of intangible assets	1,715	1,772	1,360	(57)	412
Cost associated with debt redemption	11,741	12,543	3,125	(802)	9,418
Acquisition-related charges and impairments	—	—	4,925	—	(4,925)
Other expenses	74,351	74,857	57,935	(506)	16,922

	494,666	481,542	465,736	13,124	15,806

	110,193	61,596	26,908	48,597	34,688

Equity in earnings from unconsolidated subsidiaries	485	425	1,293	60	(868)

Income before income taxes	110,678	62,021	28,201	48,657	33,820
Provision for income taxes	39,910	23,424	9,051	16,486	14,373

Income from continuing operations before minority interest	70,768	38,597	19,150	32,171	19,447
Minority interest	55,074	31,709	23,853	23,365	7,856

Income from continuing operations	$15,694	$6,888	$(4,703)	$8,806	$11,591

Summary

     In April of 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” marketing campaign, and this initiative continues to result in new customer generation. Since the beginning of 2002, BankAtlantic has opened nearly 410,000 new checking and savings accounts, and the fourth quarter of 2004 marked the twelfth consecutive quarter of double-digit growth in new low cost checking and savings account openings. Since January 1, 2002, total low cost deposits have increased from approximately $600 million to approximately $1.8 billion, an increase of 200%. Non-interest bearing demand deposits now constitute 26% of deposit funding, up from 21% last year and 13% before initiation of the campaign. These trends are expected to continue as BankAtlantic increases its advertising expenditures, creates other marketing programs and maintain its commitment to superior customer service.

     Subject to changes in the interest rate environment, BankAtlantic net interest income is expected to improve in 2005. During 2004, the net interest margin, which we define as interest and dividend income minus interest expense. was positively impacted by management’s decision to prepay certain of its high rate FHLB Advances in 2003 and 2004. Although BankAtlantic Bancorp incurred pre-payment penalties that decreased earnings in those periods, BankAtlantic Bancorp prepaid these fixed rate advances with the expectation that it would lower its funding costs and improve its interest margin in future periods. BankAtlantic’s management believes the impact of this decision will be realized commencing in.

BankAtlantic also believes that is ”Florida’s Most Convenient Bank” campaign will to decrease average cost of its deposit funding as balances of non-interest bearing and other low cost deposits grow and constitute a larger percentage of total deposit funding.

     BankAtlantic credit quality continues to improve. The ratio of non-performing loans to total loans declined to 0.17% at year-end. In 2004, BankAtlantic had net recoveries of $5.5 million vs. net charge offs of $1.1 million for 2003 and $19.8 million for 2002, and the associated ratio of net charge-offs (recoveries) to average outstanding loans declined during each of these respective years to (0.14%), 0.03% and 0.57%. In addition to lower loan charge-offs, in 2004 BankAtlantic was successful in recovering and collecting loans in its commercial real estate loan and leasing portfolios that had been charged off. However there is no assurance that BankAtlantic will have similar success in future periods and higher net charge-off ratios are expected.

     BankAtlantic’s is emphasizing origination and purchase of loans collateralized by real estate, which have lower historical loss experiences than BankAtlantic’s discontinued loan products and non-real estate loans, which has favorably impacted the allowance for loan losses to total loans outstanding. Since December 31, 2000, the ratio has declined from 1.62% to 1.00% at December 31, 2004. This trend, combined with net recoveries from loans charged offs during prior periods, necessitated a negative provision for loan losses of $5.1 million in 2004. We believe that BankAtlantic’s credit ratios reflect the improving credit quality of its loans. Although significant changes in the quality of BankAtlantic loan portfolio are not expected, we caution that changes in the local or national economy, or changes within certain industries, could have a dramatic impact on the performance of BankAtlantic loans.

     BankAtlantic’s other income continued to improve during 2004, due primarily to increased fees associated with the additional new deposit accounts opened during the year. BankAtlantic expects to continue to experience an increase in other income during 2005 as BankAtlantic continues its “Florida’s Most Convenient Bank” initiatives and expands and renovates its branch network.

     Furthermore, the integration of the assets that were acquired from Gruntal has enabled Ryan Beck to significantly increase its distribution capabilities and revenues since the latter half of 2003. The increase to over 400 financial consultants enables the investment banking and trading lines of business to distribute their products to an increased account base of over 130,000 clients.

BankAtlantic Bancorp’s expenses increased significantly during 2004 due primarily to the costs linked to BankAtlantic marketing initiatives, including the hiring of new employees to service customers and advertising expenditures to promote BankAtlantic’s “Florida Most Convenient Bank” campaign. Our financial services division also incurred higher expenses associated with regulatory compliance and internal audit costs relating to compliance with the Sarbanes-Oxley Act. BankAtlantic Bancorp believes that these expenses related to compliance will be less in 2005 than 2004, but that expenses related to our marketing initiatives will continue to increase during 2005 as we continue to implement the “Florida’s Most Convenient Bank” initiatives. Additionally, BankAtlantic’s branch expansion and renovation plans will also result in increased expenses.

The following table summarizes net interest income at BankAtlantic:

	For the Years Ended
	December 31, 2004			December 31, 2003			December 31, 2002
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans: (a)
Residential real estate	$1,527,911	$72,758	4.76%	$1,639,504	$78,535	4.79%	$1,429,022	$88,808	6.21%
Commercial real estate	1,683,068	96,585	5.74	1,610,707	94,193	5.85	1,500,744	96,836	6.45
Consumer	421,167	17,959	4.26	316,113	14,177	4.48	253,044	14,165	5.60
Lease financing	10,771	1,125	10.44	21,930	2,490	11.35	43,496	5,307	12.20
Commercial business	101,288	6,423	6.34	107,371	6,126	5.71	99,852	5,935	5.94
Small business	183,642	13,118	7.14	161,245	11,973	7.43	146,468	11,565	7.90

Total loans	3,927,847	207,968	5.29	3,856,870	207,494	5.38	3,472,626	222,616	6.41

Tax exempt securities (c)	110,748	5,988	5.41	—	—	—	—	—	—
Taxable investment securities (b)	635,129	34,948	5.50	789,451	43,741	5.54	1,180,100	74,419	6.31
Federal funds sold	6,282	47	0.75	16,499	166	1.01	3,929	57	1.45

Total investment securities	752,159	40,983	5.45	805,950	43,907	5.45	1,184,029	74,476	6.29

Total interest earning assets	4,680,006	$248,951	5.32%	4,662,820	$251,401	5.39%	4,656,655	$297,092	6.38%

Non-interest earning assets
Total non-interest earning assets	333,253			324,598			316,085

Total assets	$5,013,259			$4,987,418			$4,972,740

Interest bearing liabilities
Deposits:
Savings	$243,906	$652	0.27%	$190,506	$856	0.45%	$140,961	$1,362	0.97%
NOW, money funds and checking	1,489,442	10,861	0.73	1,315,747	11,142	0.85	1,078,298	15,338	1.42
Certificate accounts	733,717	16,842	2.30	882,736	24,191	2.74	1,230,013	46,077	3.75

Total interest bearing deposits	2,467,065	28,355	1.15	2,388,989	36,189	1.51	2,449,272	62,777	2.56

Securities sold under agreements to repurchase and federal funds Purchased	252,718	3,349	1.33	285,284	3,089	1.08	400,376	6,845	1.71
Advances from FHLB	959,588	37,689	3.93	1,195,653	57,299	4.79	1,198,463	62,412	5.21
Subordinated debentures and notes payable	36,220	2,002	5.53	35,457	1,917	5.41	14,805	936	6.32

Total interest bearing liabilities	3,715,591	71,395	1.92	3,905,383	98,494	2.52	4,062,916	132,970	3.27

Non-interest bearing liabilities
Demand deposit and escrow accounts	765,084			551,866			405,599
Other liabilities	29,111			55,261			70,187

Total non-interest bearing liabilities	794,195			607,127			475,786

Stockholders’ equity	503,473			474,908			434,038

Total liabilities and stockholders’ Equity	$5,013,259			$4,987,418			$4,972,740

Tax equivalent net interest income/net interest spread		177,556	3.40%		152,907	2.87%		164,122	3.11%

Tax equivalent adjustment		(2,096)			—			—
Capitalized interest from real estate Operations		1,398			1,193			—

Net interest income		$176,858			$154,100			$164,122

Margin
Interest income/interest earning assets			5.32%			5.39%			6.38%
Interest expense/interest earning assets			1.53			2.11			2.86

Net interest margin			3.79%			3.28%			3.52%

a)	Includes non-accruing loans

b)	Average balances were based on amortized cost.

c)	The tax equivalent basis is computed using a 35% tax rate.

The following table summarizes the changes in BankAtlantic’s net interest income (in thousands):

	Year Ended			Year Ended
	December 31, 2004			December 31, 2003
	Compared to Year Ended			Compared to Year Ended
	December 31, 2003			December 31, 2002
	Volume (a)	Rate	Total	Volume (a)	Rate	Total
Increase (decrease) due to:
Loans	$3,758	$(3,284)	$474	$20,672	$(35,794)	$(15,122)
Tax exempt securities	5,988	—	5,988	—	—	—
Taxable investment securities (b)	(8,492)	(301)	(8,793)	(21,645)	(9,033)	(30,678)
Federal funds sold	(76)	(43)	(119)	126	(17)	109

Total earning assets	1,178	(3,628)	(2,450)	(847)	(44,844)	(45,691)

Deposits:
Savings	143	(347)	(204)	223	(729)	(506)
NOW, money funds, and checking	1,267	(1,548)	(281)	2,011	(6,207)	(4,196)
Certificate accounts	(3,421)	(3,928)	(7,349)	(9,517)	(12,369)	(21,886)

Total deposits	(2,011)	(5,823)	(7,834)	(7,283)	(19,305)	(26,588)

Securities sold under agreements to repurchase	(432)	692	260	(1,246)	(2,510)	(3,756)
Advances from FHLB	(9,272)	(10,338)	(19,610)	(135)	(4,978)	(5,113)
Subordinated debentures	42	43	85	1,117	(136)	981

	(9,662)	(9,603)	(19,265)	(264)	(7,624)	(7,888)

Total interest bearing liabilities	(11,673)	(15,426)	(27,099)	(7,547)	(26,929)	(34,476)

Change in tax equivalent net interest income	$12,851	$11,798	$24,649	$6,700	$(17,915)	$(11,215)

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.

For the Year Ended December 31, 2004 Compared to the Same 2003 Period

Interest and Dividend Income

     Interest and dividend income in our financial services division decreased by $1.3 million, or 5%, from 2003. BankAtlantic’s interest income on average loans increased slightly as the small decline in average loan yields was offset by an increase in average loan balances. The growth in balances primarily resulted from the origination of commercial real estate and home equity loans. During 2004, the Bank originated over $1.3 billion of corporate and commercial loans and over $400 million of home equity loans. Beginning in July 2004 the prime rate of interest increased from 4.00% to 5.25% at December 31, 2004, while long term loan rates declined slightly from the December 2003 levels. The increase in short term interest rates contributed to average loan yields only declining slightly from the prior period. Tax-equivalent interest income on investment securities declined $2.9 million, primarily due to a decline in the average balance of the investment portfolio. Maturities and prepayments on U.S. agency obligations, primarily mortgage-backed securities, were only partially replaced by purchases of new agency securities and purchases of tax exempt securities. During 2004, BankAtlantic began investing in tax exempt securities as the yields on these securities were more attractive than alternative investments. This decrease in BankAtlantic interest income was partially offset with an increase of approximately $914,000 in interest on trading securities at Ryan Beck.

Investment Banking

     Our financial services division investment banking revenue consists of investment banking revenue, principal transactions revenue and commission revenue at Ryan Beck. Investment banking revenue increased to $227.9 million in 2004 from $207.8 million in 2003. The improvement in investment banking revenue at Ryan Beck of approximately $20.5 million in 2004 from 2003 was largely attributable to the increase in merger and acquisition and advisory business in 2004 in both the financial institutions group and the middle market investment banking group. Ryan Beck’s financial institutions group completed 22 transactions during 2004, versus 17 during 2003. Principal transactions decreased $5.1 million from the 2003 period. The decrease in principal transaction revenue was primarily the result of reductions in trading revenue associated with the firm’s fixed income proprietary trading activity. Commission revenue increased $4.1 million from the

2003 period. The improvement was largely due to the increased activity on the part of Ryan Beck’s retail client base as well as increase the in average production per financial consultant.

Other Income

     The increase in other income of $42.8 million or 58.3% during the 2004 period compared to the 2003 period was primarily due to service charges and fees, service charges on deposits associated with a substantial increase in deposit balances, and other income which consisted, in part of fee income received for banking services provided by BankAtlantic to its deposit customers. Additionally, other income in 2004 includes income from real estate operations of approximately $2.4 million associated with a joint venture acquired as part of the Community Savings acquisition, gain on sales of loans of approximately $483,000, securities activities of approximately $3.7 million and income of $22.8 million in connection with a settlement of litigation with a technology company in which BankAtlantic Bancorp was an investor.

     Other service charges and fees increased $4.2 million or 22% during 2004 compared to 2003. The additional fee income reflects the opening of 410,000 new deposit accounts since January 2002 that are associated with BankAtlantic “Florida’s Most Convenient Bank” campaign. New ATM and check cards are linked to the new checking and savings accounts and therefore the increase in accounts resulted in increases in interchange fees, annual fees and foreign transaction fees. Revenues from service charges on deposits increased $10.9 million or 27% in 2004. This was primarily the result of increased overdraft fee income associated with the increased number of checking accounts attributed to BankAtlantic’s high performance checking products and “Florida’s Most Convenient Bank” initiatives and to higher fees assessed on overdrafts.

     Income from real estate operations represents revenues from the Riverclub joint venture. This is a 50% owned real estate joint venture acquired in connection with the Community acquisition in March 2002. This venture consists of a development of single family homes, condominium units and duplexes located on 117 acres of land in Florida. During 2004 and 2003, the Riverclub joint venture closed on the sale of 14 and 26 units, respectively. Prior to 2003, this joint venture was accounted for as an unconsolidated subsidiary, and the income from real estate operations represented the Bank’s equity in the undistributed earnings of Riverclub. During 2002, there were 11 closings on the sale of units.

     The securities activities during 2004 primarily represent gains from sales of exchanged traded mutual funds. BankAtlantic Bancorp sold these mutual funds in order to invest the proceeds with a money manager.

     The litigation settlement reflects proceeds from the settlement of litigation related to the BankAtlantic Bancorp’s prior investment of $15 million in the technology company. Pursuant to that settlement, BankAtlantic Bancorp sold its stock in the technology company to a third party investor group for $15 million in cash, BankAtlantic Bancorp ’s original cost, and received consideration from the technology company for legal expenses and damages, which consisted of $1.7 million in cash and 378,160 shares of BankAtlantic Bancorp’s Class A Common Stock returned by the technology company to BankAtlantic Bancorp.

     Other income in 2004 was favorably impacted by higher miscellaneous customer fees such as wire fees, research charges and cash management services associated with the substantial increase in the number of customer accounts.

Interest Expense, net

     Interest expense decreased $25.4 million or 22.5% in 2004 as compared to 2003. The improvement in our financial services division tax equivalent net interest margin primarily resulted from a significant decrease in interest expense caused by management of BankAtlantic to prepay certain of BankAtlantic’s high rate FHLB advances and the increased percentage of low cost deposits in its deposit mix. In late 2003, BankAtlantic repaid $325 million of advances with an average rate of 5.57%. Expenses of $10.9 million were recognized in connection with these prepayments and a $1.9 million loss was recognized on the termination of interest rate swap contracts. In early 2004, BankAtlantic repaid $108 million of fixed rate advances with an average interest rate of 5.55% and incurred penalties of $11.7 million. During the year ended December 31, 2004, approximately $960 million or 26% of average interest bearing liabilities of the Financial Services division, consist of advances from the FHLB with an average rate of 3.93% versus an average rate of 4.70% during 2003.

     BankAtlantic’s deposit mix changed with higher rate certificate of deposit accounts and higher low cost deposits. This is primarily the result of the bank’s “Florida’s Most Convenient Bank” initiatives. Low cost deposits are comprised of checking and savings accounts. Balances in low cost deposits increased 31% at December 31, 2004, to $1.8 billion, or 53% of total deposits, versus $1.4 billion, or 45% of total deposits, at December 31, 2003. In 2004, new checking (DDA/NOW) and savings account openings were approximately 166,000, compared to 145,000 in 2003 and 99,000 in 2002. Non-interest bearing account balances increased approximately $245 million and now constitute 26% of total deposits, up from 21% last year and 16% at December 2002.

     Partially offsetting the decreases in interest expense on advances and deposits were increases in interest expense on short-term borrowings. Although average balances were slightly lower, the average rate on these borrowings was higher, reflecting the short-term interest rate environment.

Allowance for Loan Losses

Changes in BankAtlantic’s allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Balance, beginning of period	$45,595	$48,022	$44,585	$47,000	$44,450
Charge-offs:
Commercial business loans	—	(2,394)	—	—	(24)
Commercial real estate loans	(645)	—	(6,998)	—
Small business	(238)	(771)	(953)	(88)	—
Consumer loans	(585)	(1,563)	(1,006)	(2,629)	(2,233)
Residential real estate loans	(582)	(681)	(827)	(244)	(715)

Continuing loan products	(2,050)	(5,409)	(9,784)	(2,961)	(2,972)
Discontinued loan products	(2,026)	(6,314)	(18,879)	(24,955)	(29,249)

Total charge-offs	(4,076)	(11,723)	(28,663)	(27,916)	(32,221)

Recoveries:
Commercial business loans	536	95	76	331	94
Commercial real estate loans	4,052	3	20	10	8
Small business	418	559	7	4	—
Consumer loans	370	622	477	769	645
Residential real estate loans	486	726	331	223	106

Continuing loan products	5,862	2,005	911	1,337	853
Discontinued loan products	3,738	8,572	7,968	7,259	4,786

Total recoveries	9,600	10,577	8,879	8,596	5,639

Net (charge-offs) recoveries	5,524	(1,146)	(19,784)	(19,320)	(26,582)
Provision for loan losses	(5,109)	(547)	14,077	16,905	29,132
Allowance for loan losses acquired	—	(734)	9,144	—	—

Balance, end of period	$46,010	$45,595	$48,022	$44,585	$47,000

     The outstanding loan balances related to BankAtlantic discontinued loan products and the amount of allowance for loan losses (“ALL”) assigned to each discontinued loan product was as follows (in thousands):

	As of December 31,
	2004		2003		2002
		Allocation		Allocation		Allocation
	Amount	of ALL	Amount	of ALL	Amount	of ALL
Lease finance	$6,551	$1,429	$14,442	$3,425	$31,279	$7,396
Syndication loans	—	—	9,114	185	14,499	294
Small business (1)	—	—	9,569	873	17,297	2,143
Consumer – indirect	1,734	2	2,402	70	8,105	457

	$8,285	$1,431	$35,527	$4,553	$71,180	$10,290

	As of December 31,
	2001		2000
		Allocation		Allocation
	Amount	of ALL	Amount	of ALL
Lease finance	$54,969	$8,639	$75,918	$2,879
Syndication loans	40,774	8,602	80,016	8,480
Small business (1)	32,123	4,105	66,989	9,965
Consumer - indirect	25,400	1,247	62,475	5,388

	$153,266	$22,593	$285,398	$26,712

(1)	Small business loans originated before January 1, 2000.

     During prior periods, BankAtlantic discontinued the origination of syndication, lease financings and indirect consumer loans and made major modifications to the underwriting process for small business loans (collectively, “discontinued loan products”.) The loans associated with the discontinued loan products gave rise to a significant portion of BankAtlantic’s net charge-offs during each of the years in the three year period ended December 31, 2002. The decline in those portfolios during the past three years resulted in a reduction of BankAtlantic’s allowance for loan losses. Additionally, BankAtlantic was able to realize net recoveries associated with previously charged-off loans during the years ended December 31, 2004 and 2003 which favorably impacted the provision for loan losses.

     The provision for (recovery from) loan losses improved in each of the years in the three year period ended December 31, 2004. This improvement resulted from several factors: including the discontinuation of the loan products discussed above and changes made in BankAtlantic’s credit policies which focused BankAtlantic’s loan production on collateral based loans which historically have had lower loss experiences than other loan products. The discontinued loan products accounted for approximately 80.1% of net charge-offs in the past five years. In 2003 and 2004, BankAtlantic experienced noticeable benefits from its change in policy, as the balances and the associated losses in discontinued loan products declined, while BankAtlantic experienced substantially lower losses from its loans originated under its new credit policy. During 2003, BankAtlantic’s loan provision was a recovery due to significant recoveries from discontinued loan products. The majority of these recoveries were from bankruptcy settlements associated with syndication loans charged-off in prior periods. In 2004, the recovery in loan losses primarily resulted from a $4.1 million recovery of a residential construction loan that was charged off in 2002, as well as continued net recoveries from BankAtlantic discontinued loan products.

     BankAtlantic’s total charge-offs from continuing loan products during 2004 consisted of a $645,000 charge-down of one commercial real estate loan and various smaller charges-offs associated with small business, residential and consumer loans. BankAtlantic’s total recoveries from continuing products during 2004 related primarily from its $4.1 million recovery of the residential construction loan mentioned above. BankAtlantic’s improvement in net charge-offs during 2003 compared to 2002 resulted from commercial real estate loan charge-offs during 2002 and lower discontinued loan product net charge-offs during 2003. The commercial real estate loan charge-offs during 2002 were associated with two loans. The amount charged off on one of the loans was partially recovered from the loan guarantor during 2004. The other loan was sold without recourse at book value (less the amount charged-down) to an unrelated third party.

     BankAtlantic recorded a $9.1 million allowance for loan losses in connection with the Community Savings acquisition in March 2002. The allowance amount represents the acquired allowance calculated based upon BankAtlantic’s methodology which was not significantly different than the allowance recorded by Community at the acquisition date. In 2003, the acquired allowance for loan losses was reduced by $734,000 with a corresponding reduction in goodwill for loans acquired in connection with the Community acquisition that had either matured or were prepaid and which had been assigned a valuation allowance.

     The table below presents the allocation of the allowance for loan losses by various loan classifications (“Allowance for Loan Losses”), the percent of allowance to each loan category (“ALL to gross loans percent”) and sets forth the percentage of loans in each category to gross loans excluding banker’s acceptances (“Loans to gross loans percent”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance indicates future charge-off amounts or trends (dollars in thousands):

	December 31, 2004			December 31, 2003			December 31, 2002
		ALL	Loans		ALL	Loans		ALL	Loans
	Allowance	to gross	to gross	Allowance	to gross	to gross	Allowance	to gross	to gross
	for	Loans	loans	for	loans	loans	for	loans	loans
(Dollars in thousands)	Loan Losses	Percent	Percent	Loan Losses	Percent	Percent	Loan Losses	Percent	Percent
Commercial business	$2,507	2.94	1.59	$1,715	2.15	1.81	$1,437	1.75	2.06
Commercial real estate	23,345	0.92	47.28	24,005	0.99	55.12	21,124	1.05	50.75
Small business	2,403	1.26	3.55	2,300	1.44	3.63	2,863	1.99	3.61
Residential real estate	2,565	0.12	38.57	2,111	0.16	30.56	2,512	0.18	34.60
Consumer	4,281	0.90	8.86	3,900	1.10	8.07	3,239	1.13	7.19
Discontinued loan products	1,431	17.26	0.15	4,553	12.81	0.81	10,290	14.46	1.79

Total assigned	36,532			38,584			41,465
Unassigned	9,478	N/A	N/A	7,011	N/A	N/A	6,557	N/A	N/A

	$46,010	0.86	100.00	$45,595	1.04	100.00	$48,022	1.21	100.00

	December 31, 2001			December 31, 2000
		ALL	Loans		ALL	Loans
	Allowance	to gross	to gross	Allowance	to gross	to gross
	for	loans	loans	for	loans	loans
	Loan Losses	Percent	Percent	Loan Losses	Percent	Percent
Commercial business	$1,563	2.02	2.37	$1,502	1.00	4.64
Commercial real estate	13,682	0.82	50.87	10,072	0.77	40.25
Small business	1,073	1.53	2.14	785	2.56	0.94
Residential real estate	1,304	0.12	34.08	1,540	0.12	40.52
Consumer — direct	2,064	1.07	5.86	2,989	1.89	4.86
Discontinued loan products	22,593	14.74	4.68	26,712	9.36	8.79

Total assigned	42,279			43,600
Unassigned	2,306	N/A	N/A	3,400	N/A	N/A

	$44,585	1.36	100.00	$47,000	1.45	100.00

     The assigned portion of the allowance for loan losses primarily related to commercial real estate loans at December 31, 2004, 2003 and 2002 and from discontinued loan products in prior periods. The allowance for commercial real estate loans increased from $10.1 million at December 31, 2000 to $23.3 million at December 31, 2004. This increase primarily reflects portfolio growth associated with high balance loans and additional reserves associated with loans to borrowers in the hospitality industry. This industry was designated as having a higher credit risk than the other industries in BankAtlantic’s portfolio. The allowance for loan losses to total gross loan percentages declined for each loan category during the three year period ended December 31, 2004, except for commercial business and discontinued loan products. The decline reflects improving credit quality of the loan portfolio due, in part, to changes in BankAtlantic’s credit policies and procedures which began in 2000. The increase in the ratio for discontinued loan products reflects a high percentage of aviation leases due to lease repayments and charge-offs in this portfolio. Aviation leases have a higher loss experience than other discontinued loan products. Commercial business allowance to gross loans percent increased due to an increase in the allowance for loans collateralized by time-share properties during 2004.

     At December 31, 2004, BankAtlantic’s commercial real estate portfolio included several large lending relationships, including 24 relationships with unaffiliated borrowers involving individual lending commitments in excess of $30 million with an aggregate outstanding balance of $1.0 billion.

     The unassigned portion of the allowance for loan losses addresses certain individual industry conditions, general economic conditions and geographic concentration. The major factors contributing to the increase in the unassigned allowance for loan losses during the past three years were the expanded geographical area in which BankAtlantic originated commercial real estate loans, the growth in consumer and purchased residential loan portfolios and adverse economic trends associated with small business loans. During 2003, BankAtlantic opened commercial loan offices in Orlando and Jacksonville, Florida. The loans originated outside BankAtlantic’s primary markets may have substantially different loss experiences than loans secured by collateral in South Florida. Loans originated in commercial lending branch offices outside of South Florida amounted to $564 million at December 31, 2004. Also contributing to BankAtlantic’s increase in the unassigned portion of the allowance during 2004 was the growth in BankAtlantic’s purchased residential and home equity loan products. BankAtlantic purchased $1.3 billion of residential loans during 2004 of which 34% were secured by properties located in California, many of which were hybrid loans with interest only payments for a period of three to ten years, followed by conversion to a fully amortizing loan at the then prevailing interest rates for the remaining term of the loan. These types of delayed amortizing loans may have a greater default or recovery risk than existing traditional amortizing loans in our portfolio. During 2004, BankAtlantic modified its underwriting policies to allow for higher loan-to-value ratios based on Beacon scores for home equity loans, and BankAtlantic originated approximately $400 million of home equity loans during 2004 primarily in its South Florida market. The charge-offs for home equity loans in the Southeastern United States during the four quarters ended September 30, 2004 exceeded all other regions in the country. Additionally, the Southeastern United States losses on non-real estate secured small business loans were more than double any other region in the country during the last six months of 2004. These types of loans generally have a higher degree of credit risk than other loans in BankAtlantic’s portfolio as repayment is dependent on the success of the business, many of which are relatively newer businesses without an established operating history or are family-owned firms.

BankAtlantic’s Non-performing Assets and Potential Problem Loans (dollars in thousands):

	December 31,
	2004	2003	2002	2001	2000
NONPERFORMING ASSETS
Tax certificates	$381	$894	$1,419	$1,727	$2,491
Residential	5,538	9,777	14,237	10,908	16,618
Syndication	—	—	—	10,700	—
Commercial real estate and business	340	52	1,474	13,066	1,705
Small business — real estate	88	155	239	905	2,532
Lease financing	727	25	3,900	2,585	1,515
Consumer	1,210	794	532	796	1,944

Total non-accrual assets	8,284	11,697	21,801	40,687	26,805

Residential real estate owned	309	1,474	1,304	2,033	2,562
Commercial real estate owned	383	948	8,303	1,871	1,937
Consumer	—	—	4	17	95
Lease financing	—	—	—	—	1,647

Total repossessed assets	692	2,422	9,611	3,921	6,241

Total nonperforming assets	8,976	14,119	31,412	44,608	33,046
Specific valuation allowances	—	—	(1,386)	(9,936)	(819)

Total nonperforming assets, net	$8,976	$14,119	$30,026	$34,672	$32,227

Total nonperforming assets as a percentage of:
Total assets	0.15	0.31	0.64	1.03	0.76

Loans, tax certificates and repossessed assets	0.19	0.36	0.86	1.49	1.09

TOTAL ASSETS	$6,044,988	$4,566,850	$4,903,886	$4,330,690	$4,361,043

Total loans, tax certificates and repossessed assets	$4,771,682	$3,872,473	$3,673,110	$2,989,979	$3,029,833

Allowance for loan losses	$46,010	$45,595	$48,022	$44,585	$47,000

Total tax certificates	$170,028	$193,776	$195,947	$145,598	$124,289

Allowance for tax certificate losses	$3,297	$2,870	$1,873	$1,521	$1,937

POTENTIAL PROBLEM LOANS
Loans contractually past due 90 days or more (1)	$—	$135	$100	$—	$7,086
Performing impaired loans, net of specific allowance	320	180	—	—	15,001
Restructured loans	24	1,387	1,882	743	—

Total potential problem loans	$344	$1,702	$1,982	$743	$22,087

(1)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. The 2000 amount represents one loan that was repaid during February 2001.

     Non-performing assets significantly declined at December 31, 2004 and 2003 compared to the prior years. BankAtlantic believes that the reduction in non-performing assets was attributable to the strengthening of BankAtlantic’s underwriting policies by focusing its loan production on collateral based loans as well as discontinuing the origination of loan products with high historical loss experiences. In 2004, non-accrual assets improved primarily due to lower residential non-performing loans, delinquent tax certificates and real estate owned balances in BankAtlantic’s portfolio, resulting from favorable economic conditions in the real estate industry. The improvement in non-performing assets was partially offset by higher non-accrual lease financing lending arrangements in the aviation industry and higher non-accruing home equity loans.

     The specific valuation allowances on non-performing assets at December 31, 2002, 2001 and 2000 consisted of specific valuation allowances on non-performing loans. At each period end, BankAtlantic individually evaluates the non-homogenous loans in its portfolio as to which it deems probable that the borrower will be unable to meet the contractual terms of the loan agreements. A specific valuation allowance is established for these loans, primarily based on cash flow valuation models. At year-end 2004 and 2003, there were no specific valuation allowances assigned to non-performing loans, as the present values of the expected cash flows was in excess of the carrying amount of the non-homogenous, non-performing loans.

     The decline in potential problem assets at December 31, 2004 compared to the prior year was due to a lease in the aviation industry transferring to a non-accrual status and subsequently charged down by $600,000.

Other Expenses

     Compensation and benefit expenses increased 12% in 2004. In addition to standard annual employee salary increases, the growth in this expense category primarily resulted from:

•	The number of full time equivalent BankAtlantic employees increased to 1,650 at year-end 2004 versus 1,403 at year-end 2003 and 1,244 at year-end 2002. In 2002, 172 employees were added as a result of the Community acquisition. The remainder of personnel growth during the past three years primarily related to the additional personnel required to implement BankAtlantic’s commitment to provide extended banking hours and high service levels to the increased number of BankAtlantic customers resulting from the Florida’s Most Convenient Bank campaign.

•	In addition to the increase in the number of employees, the cost of BankAtlantic Bancorp regular benefit programs also increased, primarily due to rising health insurance costs.

•	Approximately $5.7 million in bonuses were paid in 2004 to employees of BankAtlantic for exceeding targeted performance goals, versus $3.6 million in 2003 and zero in 2002.

•	An increase in Ryan Beck’s employee compensation and benefits of 8% from 2003 primarily due to the increase in the firm’s bonuses which is correlated to the increased investment banking revenues and the increase in Ryan Beck’s revenues from 2003.

     In 2004, occupancy and equipment expenses increased 20% from 2003. During the year, BankAtlantic adopted a plan to renovate all of its existing branches with a goal to have a consistent look or “brand.” Management of BankAtlantic anticipates that the renovation plan will be complete in 2006. This resulted in the accelerated depreciation of $2.8 million of fixed assets and leasehold improvements that are scheduled to be replaced. These items are being depreciated over their remaining useful life. Also in 2004, Florida experienced unprecedented hurricane activity, and repair and maintenance expenses increased approximately 29% primarily as a result of damage to facilities and equipment. Additionally, as a result of extended weekend and weekday store hours associated with the “Florida’s Most Convenient Bank” initiative, guard service expense increased over 120% as BankAtlantic provided added security. Additional increases in occupancy and equipment were primarily due to Ryan Beck’s additional offices opened in 2004 and the leasing of back-office space associated with the relocation of Ryan Beck’s corporate headquarters.

     Advertising expenses during 2004 and 2003 reflect marketing initiatives to promote BankAtlantic’s “high performance” account products and BankAtlantic’s Florida’s Most Convenient Bank initiatives. These promotions included print, radio and billboard advertising, periodic customer gifts and events associated with seven-day banking. Advertising and promotion expense at Ryan Beck increased approximately $1.4 million primarily due to expenses associated with the launch of Ryan Beck’s first formal advertising campaign designed to expand Ryan Beck’s exposure through print and television media.

     Amortization of intangible assets consisted of the amortization of core deposit intangible assets acquired in connection with the Community acquisition. The core deposit intangible assets are being amortized over an estimated life of ten years.

     Costs associated with debt redemption resulted from the prepayment penalties associated with the repayment of $108 million of FHLB advances in 2004 and $325 million of advances in 2003. BankAtlantic Bancorp prepaid these high rate advances with the expectation that it would improve BankAtlantic’s net interest margin in future periods.

     The decrease in other expenses in our financial services division for year ended December 31, 2004, compared to the same 2003 period, primarily resulted from decreases in communication costs at Ryan Beck. This decrease was partially offset by increases in floor broker clearing fees at Ryan Beck, higher professional fees at BankAtlantic and other expenses.

     The higher expenses for professional fees in 2004, compared to 2003, resulted from deficiencies that were identified in the Bank’s compliance with anti-terrorism and anti-money laundering laws and regulations. BankAtlantic is seeking to s correct the identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act, and BankAtlantic has been cooperating with regulators and other federal agencies concerning those deficiencies. BankAtlantic has incurred substantial costs to improve its compliance systems and procedures, including costs associated with engaging attorneys and compliance consultants, acquiring new software and hiring additional compliance staff. Compliance costs in 2004 were approximately $5.0 million. These compliance-related costs were primarily one-time and are not expected to recur at these levels in 2005. However, 2005 on-going costs will be higher than prior periods by an estimated $2.0 — $2.5 million annually.

     The increase in professional fees at BankAtlantic were partially offset with decreases in professional fees at Ryan Beck primarily due to legal settlements reached in 2004, including the settlement of the former Gruntal bankruptcy matter , which resulted in a decrease in Ryan Beck’s legal reserve for 2004. Offsetting this decrease is the increase in professional fees associated with higher internal audit costs related to Ryan Beck’s compliance with the Sarbanes-Oxley Act of 2002.

     The decrease in Ryan Beck communications and other expenses from 2003 related primarily to decreased communication costs due to the elimination of duplicate vendors and services carried as a result of the Gruntal transaction.

For the Year Ended December 31, 2003 Compared to the Same 2002 Period

Interest and Dividend Income

     Interest and dividend income decreased by $41.5 million, or 13.7%, from 2002. As a consequence of lower average yields on earning assets and a slight increase in average earning asset balances, interest income decreased by $45.7 million. The decline reflects a substantial decrease in yields on earning assets partially offset by lower rates on interest bearing liabilities resulting in a 24 basis point decline in our net interest margin. The net interest margin was negatively impacted by the historically low interest rates during 2003 and high rates associated with BankAtlantic’s advances from the FHLB. The yield on the 10-year Treasury bond declined from approximately 5.5% in early 2002 to almost 3.0% in mid-2003. For most of 2002, the prime rate stood at 4.75%. The prime rate declined to 4.25% in November 2002 and declined again to 4.00% in June 2003. Short-term Libor and Treasury based indices also declined during this period, leading to less interest income earned on adjustable rate loans and investments. Additionally, this low interest rate environment resulted in accelerated prepayments of mortgage loans and mortgage-backed securities as homeowners took advantage of the refinancing opportunities. BankAtlantic experienced accelerated amortization of premiums associated with some of these assets, and BankAtlantic was faced with investing the proceeds from these repayments primarily in residential and commercial loans at lower yields. This decrease was partially offset by an increase in interest on trading securities at Ryan Beck, which primarily resulted from the expansion of municipal bond trading and the associated spread between the interest on the municipal bonds and the financing costs incurred. Also included in interest income was Ryan Beck’s participation in interest income associated with approximately $259 million of customer margin debit balances and fees earned in connection with approximately $1.3 billion in customer money market account balances.

Investment Banking

     Investment banking revenue increased by $77.1 million or 58.9% from 2002. Investment banking revenue consists of investment banking revenue, principal transaction revenue and commission revenue at Ryan Beck. The improvement in investment banking revenue at Ryan Beck of approximately 45% from 2002 was largely attributable to the increased distribution capabilities primarily associated with the increase to approximately 500 financial consultants which enabled the investment banking and trading lines of business to distribute their product to an increased client base of over 110,000 active clients. Principal transactions revenue increased 95% from 2002. The improvement in principal transactions revenue was primarily the result of additional financial consultants and trading personnel hired in connection with the Gruntal transaction in April 2002. The operating environment of the U.S. securities industry also improved during the second half of fiscal 2003. Commission revenue increased 35% in 2003. The improvement was largely due to the additional financial consultants, as well as the improvement in equity and fixed income markets.

Other Income

     The increase in other income of 25.6% during 2003 compared to 2002 was primarily due to service charges and fees, service charges on deposits associated with a substantial increase in deposit balances, and other income which consisted in part of fee income received for banking services provided by BankAtlantic to its deposit customers. Additionally, other income included income from real estate operations associated with a joint venture acquired as part of the Community Savings acquisition. The increase in other income was partially offset by a decrease in the gain on sales of loans, net and securities activities.

     Other service charges and fees increased 37% during 2003 compared to 2002, reflecting the opening of 244,000 new deposit accounts from January 2002 though December 2003. Also in 2003, check card income was favorably impacted by card conversion fees received from MasterCard in consideration for converting customer check cards from Visa. Revenues from service charges on deposits increased by 53% during 2003 compared to 2002. This was primarily the result of increased overdraft fee income associated with the increased number of checking accounts attributed to our high performance checking products and “Florida’s Most Convenient Bank” initiatives and to higher fees assessed on overdrafts.

     Other income during 2003 was favorably impacted by the expansion of BankAtlantic’s branch brokerage business unit which earned $1.4 million in commissions versus $342,000 in commissions in 2002. Other income was also favorably impacted by higher miscellaneous customer fees such as wire fees, research charges and cash management services associated with the substantial increase in the number of customer accounts.

     During 2002, the Bank had a gain on the sale of a commercial loan of $2.1 million. The gain was partially offset by losses on the sale of CRA loans. In 2003, the Bank had a small gain on the sale of residential loans.

     Securities activities losses in 2003 were primarily due to the termination of interest rate swaps. The swaps had a total notional amount of $75 million and were settled at a loss of $1.9 million in connection with prepayments of FHLB advances discussed above. In 2002, gains on securities activities resulted from the sale of $152 million of mortgage-backed securities and $9.4 million of corporate bonds for gains. The securities were sold to reposition the portfolio in response to the significant decline in interest rates. Additionally during 2003, BankAtlantic Bancorp securities activities include a gain of approximately $404,000 from a liquidating dividend from an equity security and in 2002 included the sale of $3.8 million equity securities.

Interest Expense, net

     The significant factors resulting in the decline in interest expense were a substantial reduction in BankAtlantic’s deposit interest expense due to low cost deposit growth, interest on advances from FHLB advances and decreased interest expense on short term borrowings.

     Rates on interest bearing liabilities did not decline as rapidly as rates on interest earning assets because 30% of average interest bearing liabilities consisted of long term advances from the FHLB that, either directly or indirectly via interest rate swaps, had fixed interest rates. These advances were originated in order to fund the purchase of fixed rate residential loans. However, in September 2003 BankAtlantic repaid $185 million of these advances and in December 2003 BankAtlantic repaid an additional $140 million of these advances. The advances repaid had an average rate of 5.57%. Expenses of $10.9 million were recognized in connection with these prepayments and a $1.9 million loss was recognized on the termination of interest rate swap contracts. The lower deposit rates reflect the historically low interest rate environment during 2003 plus a change in our deposit mix from higher rate certificate of deposit accounts to low cost deposits and insured money fund accounts, as discussed above. Interest expense on short-term borrowings was substantially lower during 2003 due to lower average balances and average rates. Interest expense on FHLB advances declined resulting from maturities and repayments of advances at higher rates than the advances outstanding. In total, BankAtlantic’s interest expense declined by $34.5 million primarily due to declining average rates and, secondarily, due to lower average balances on interest bearing liabilities

Other Expenses

     Employee compensation and benefit expenses increased 36% in 2003 as compared to 2002. In addition to standard annual employee salary increases, the growth in this expense category also resulted from the items discussed in 2004. Furthermore, the increase in employee compensation and benefits was also attributable to additional personnel at Ryan Beck. The increase in Ryan Beck’s revenue correlates to an increase in compensation in the form of commission expense and discretionary bonuses.

     In 2003, occupancy and equipment expenses decreased 2% as compared to the year ended December 31, 2002. This decline primarily resulted from lower data processing costs and depreciation expense. Lower data processing expenses resulted from the renewal of a vendor contract at significantly lower rates than experienced during the prior period. The decrease in depreciation expense reflects $1.9 million of accelerated depreciation expense during 2002, most of which was associated with a reduction in the estimated life of BankAtlantic’s on-line banking platform as the technology was upgraded.

     Advertising expenses during 2003 and 2002 reflect marketing initiatives to promote BankAtlantic’s new “high performance” account products and the Florida’s Most Convenient Bank initiatives.

     During 2002, BankAtlantic Bancorp recognized a $15 million impairment charge associated with its investment in a privately held technology company. BankAtlantic Bancorp charged off the carrying value of this investment as the ability of the technology company to continue as a “going concern” was in doubt. Additionally, during 2002, BankAtlantic Bancorp recognized impairment charges of $3.8 million on publicly traded equity securities resulting from significant declines in value that were other than temporary. The determinations were based on the length of time that the carrying amount of an investment was significantly above its market value and on the near term prospects of the issuers. BankAtlantic Bancorp did not recognize impairments on securities during 2003.

     Amortization of intangible assets consisted of the amortization of core deposit intangible assets acquired in connection with the Community acquisition. The core deposit intangible assets are being amortized over an estimated life of eight years.

     Costs associated with debt redemption of approximately $10.9 million in 2003 at BankAtlantic resulted from the prepayment penalties associated with the repayment of $325 million of FHLB advances. We prepaid these high rate advances with the expectation that it would improve our net interest margin in future periods. Additionally, loss on debt redemption during 2003 resulted from BankAtlantic Bancorp redeeming its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $916,000 call premium. During 2002, we recognized a $3.1 million loss associated with the redemption of debentures.

     Acquisition-related charges during 2002 included branch closures, professional fees, and regulatory costs incurred in connection with the Gruntal transaction. Acquisition related charges and impairments during 2002 at the Bank include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its branches that competed directly with two of the former Community offices.

     The increase in other expenses of approximately $16.9 million or 29% in 2003 as compared to 2002 primarily resulted from higher (i) professional fees of approximately $8.8 million, (ii) communication expense of approximately $3.6 million, (iii) floor broker and clearing fees of approximately $1.0 million and (iv) other expenses of approximately $4.2 million.

     The higher expenses in professional fees in 2003 compared to 2002 were primarily associated with legal fees associated with the ongoing successor liability issues relating to the Gruntal transaction, as well as an NASD ruling against Ryan Beck in the amount of $2.7 million which resulted in a $1.7 million increase in Ryan Beck’s professional fees, as well as higher broker registration fees as a result of the additional financial consultants added as a result of the Gruntal transaction. Also, professional fees increased at the Bank primarily associated with legal fees incurred in connection with a lawsuit filed against BankAtlantic in October 2002 relating to the Bank’s Florida’s Most Convenient Bank initiative, which was settled without payments by either party.

     The increase in communications, floor broker and clearing fees and other expenses from 2002 related primarily to increased commission revenue and principal transactions revenue associated with the additional financial consultants at Ryan Beck.

     The increase in other expenses in 2003 versus 2002 primarily resulted from higher ATM interchange expenses, check loss charges, and higher general operating expenses. These increases in other expenses relate to a substantial increase in the number of deposit accounts and the related increase in transaction volume associated with Florida’s Most Convenient Bank initiative. Expenses of the Riverclub joint venture as well as costs related to converting check cards from Visa to MasterCard are also reflected in 2003 results and contributed to higher other expenses.

Homebuilding and Real Estate Development Results of Operations

     This segment consists of the operations of Levitt Corporation and its subsidiaries, including it principal subsidiaries Levitt and Sons and Bowden Homes, homebuilders and Core Communities, a land developer. This segment also consists of the results from the operations of Bluegreen Corporation through Levitt Corporation’s 31% interest in Bluegreen, a resort developer and marketer of vacation ownership interests.

				Change	Change
	For the Years Ended December 31,			2004 vs.	2003 vs.
(In thousands)	2004	2003	2002	2003	2002
Revenues
Sales of real estate	$549,652	$283,058	$207,808	$266,594	$75,250
Interest and dividend income	1,338	863	1,259	475	(396)
Other income	8,078	4,765	3,014	3,313	1,751

	559,068	288,686	212,081	270,382	76,605

Cost and Expenses
Cost of sales of real estate	406,274	209,431	159,675	196,843	49,756
Interest expense, net of interest capitalized	259	233	389	26	(156)
Employee compensation and benefits	35,321	19,845	13,983	15,476	5,862
Selling, general and administrative expenses	35,607	22,181	16,083	13,426	6,098
Other expenses	7,341	1,692	1,604	5,649	88

	484,802	253,382	191,734	231,420	61,648

	74,266	35,304	20,347	38,962	14,957
Equity in earnings from unconsolidated subsidiaries	19,118	7,916	5,419	11,202	2,497

Income before income taxes	93,384	43,220	25,766	50,164	17,454
Provision for income taxes	36,022	16,400	6,254	19,622	10,146

Income from continuing operations before minority interest	57,362	26,820	19,512	30,542	7,308
Minority interest	47,098	20,785	15,102	26,313	5,683

Income from continuing operations	$10,264	$6,035	$4,410	$4,229	$1,625

Overview

     Levitt and its subsidiaries’ performance and prospects are evaluated by using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin (which is measured as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which is measured as margin divided by revenues from sales of real estate), income before taxes and net income. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts and the number of homes delivered. In evaluating Levitt’s future prospects, management considers non-financial information such as the number of homes and acres in backlog (which is measured as homes or land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, Levitt monitors the number of properties remaining in inventory and under contract to be purchased relative to its sales and construction trends. Levitt’s ratio of debt to its shareholders’ equity and cash requirements are also considered by management when evaluating Levitt’s future prospects, as are general economic factors and interest rate trends. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.

     At December 31, 2004, Levitt’s homebuilding division had a delivery backlog of 1,814 homes representing $448.6 million of future sales. The average sales price of the homes in backlog at December 31, 2004 was approximately 11% higher than the average sales price of the homes in backlog at December 31, 2003. While the strong demand and backlog are encouraging for our 2005 results, adverse economic trends such as rising interest rates, continued inflationary pressures or labor or material shortages could impact Levitt’s homebuilding division in future periods. In 2004 the costs of lumber, steel, concrete and other building materials rose significantly. Additionally, labor costs rose reflecting a shortage of sub-contractors in some of the markets in which we build. The redeployment of labor in Florida following the 2004 hurricanes exacerbated the labor shortage in these markets. While Levitt may be able to increase its selling prices to absorb these increased costs in future sales, the sales prices of homes in Levitt’s backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by these factors.

     Levitt believes that it owns or controls sufficient land to meet its current growth goals. In the shorter-term, Levitt expects the number of signed new orders for homes in Florida operations to level off and perhaps decline slightly through the first quarter of 2005 as Levitt transitions from the older, established communities at which sales are reaching completion to new communities that Levitt expect will open for sale to the public in the next three to 18 months. If Levitt is not able to open new communities in a timely fashion, Levitt’s available inventory will remain below historical levels and Levitt’s results will be adversely impacted. Levitt’s sales performance in Florida over the past eighteen months exceeded its projections; as a result, Levitt is currently focused on building homes to meet the 12-month delivery time frame projected by Levitt at the time of sale. Levitt believes that active growth management will permit it to increase customer satisfaction and reduce the amount of time contracted homes are in backlog, thereby reducing its exposure to rising costs.

     Levitt is also currently expanding its homebuilding activities to the Jacksonville, Florida, Atlanta, Georgia and Nashville, Tennessee markets. Levitt has not previously operated in these markets and may not recognize any revenues from these operations during the next twelve months or longer. As a result, any costs associated with this expansion prior to revenue recognition may adversely affect Levitt’s operating results.

Impact of Florida Hurricanes in 2004

     The majority of Levitt’s business operations are located in the State of Florida, which is subject to hurricanes and other tropical weather systems. In the months of August and September 2004, five named storms made landfall in the State of Florida — Tropical Storm Bonnie and Hurricanes Charley, Frances, Ivan and Jeanne. Hurricane Charley passed through the southwestern and central areas of Florida, including areas where Levitt has significant homebuilding operations (Ft. Myers, Sarasota and Orlando). Hurricanes Frances and Jeanne both made landfall on the east coast of the state near Levitt’s St. Lucie County homebuilding and land development operations before passing to the northwest over Orlando. These three hurricanes caused property damage in several of Levitt’s communities under development in Central Florida, and Levitt has expended considerable resources repairing both homes under construction and previously delivered homes, repairing stucco, replacing insulation and dry wall as well as other materials damaged in the storms. Levitt has also expended funds to mitigate other hurricane-related damage, including replacing landscaping and fences, repairing lake beds and replacing building materials. Levitt’s income from continuing operations for the year ended December 31, 2004 include charges, recorded as other expenses, related to hurricane damage and repairs of approximately $4.4 million, net of projected insurance recoveries.

     In addition to property damage, hurricanes cause disruptions to Levitt’s business operations. New home buyers cannot obtain insurance until after named storms have passed, creating delays in new home deliveries. As a storm approaches, Levitt will suspend sales, development and construction operations be suspended in favor of storm preparation activities such as securing construction materials and equipment. After a storm has passed, construction-related resources such as sub-contracted labor and building materials are likely to be redeployed to hurricane recovery efforts around the state. Governmental permitting and inspection activities may similarly be focused primarily on returning displaced residents to homes damaged by the storms, rather than on new construction activity. Depending on the severity of the damage caused by the storms, disruptions such as these could last for several months. Levitt has experienced a number of these disruptions following the unprecedented series of hurricanes which struck Florida in 2004, including permitting and delivery delays, reduced customer orders and labor and materials constraints. Although the disruptions are not expected to have a material impact on the profitability of Levitt’s operations over the long term, Levitt expects the delays in new home deliveries and governmental permitting and inspection activities resulting from the hurricanes to continue through the first quarter of 2005.

Impact of Materials Costs, Interest Rates and Local Government Regulation

     Levitt’s operations are impacted by competition for labor direct and subcontracted labor, raw materials, supply and delivery issues. Throughout 2004, supply and delivery issues resulted in higher prices of most building materials. The costs of lumber, steel, concrete, asphalt and other building materials all rose significantly in 2004. Levitt and its subsidiaries also compete with other real estate developers — regionally, nationally and globally — for raw materials and labor. Labor shortages were particularly acute in Central Florida following the 2004 hurricane season; home builders were obliged to compete with businesses, municipalities and existing homeowners for the available labor, much of which was diverted to hurricane clean-up and repair of windstorm and wind-driven rain damage. In addition, Chinese demand for cement combined with supply bottlenecks and rising prices in global shipping have contributed to regional shortages in cement in 2004. Without corresponding increases in the sales prices of Levitt’s real estate inventories (both land and finished homes), increasing materials costs associated with land development and home building could negatively affect Levitt’s results of operations.

     Rising construction costs and delays in the delivery of homes may negatively affect margins in the future, because Levitt enters into fixed-priced sales contracts for most of Levitt’s homes. Owing to the strong demand for housing products and the overall robust condition of the real estate markets where Levitt builds, Levitt has historically been able to offset increases in construction costs and land prices by periodically raising the prices on its homes. However, if Levitt is unable to raise its home prices to offset increased costs of production in the future, Levitt’s operating results would be adversely affected.

     Levitt relies on third party financing of its land purchases, land development, and product development costs. The majority of Levitt’s financing consists of variable rate debt and rising interest rates therefore increase Levitt’s borrowing costs. Historically, rising interest rates have also negatively impacted housing demand. Were demand for housing to decline, land may remain in our inventory longer and Levitt’s corresponding borrowing costs would increase. Also, rising interest rates increase the mortgage costs of our customers who finance their purchases of Levitt’s homes. Similarly, rising interest rates may affect our customers’ ability to sell the homes they currently occupy, the proceeds of which may be needed to fund, in whole or in part, their purchases of our homes. Although Levitt is not currently experiencing any adverse effects from higher interest rates, higher rates may adversely affect Levitt’s results of operations in the future.

     Levitt is required to obtain various permitting approvals of numerous governmental authorities in developing a project and building homes. Local governments have in the past difficulty responding to the rapid growth and continued demand for land and housing in the real estate markets in which Levitt operates, resulting in delays in permitting approvals. In some areas where Levitt builds and develops land, local governments have refused to issue building permits until all infrastructure and land development is substantially complete. The inability to obtain building permits during early stage development prevents homebuilders from conducting land development simultaneous with housing construction, contributing in some instances to longer production cycles. In the aftermath of the Florida hurricanes, the demands on local government were intensified as government staff mobilized to support construction repairs, restore basic community services and emergency relief. Delays in permitting approvals will affect Levitt’s business and may affect Levitt’s results of operations in the future.

For the Year Ended December 31, 2004 Compared to the Same 2003 Period

     Revenues from sales of real estate increased 94% to $549.7 million for year ended December 31, 2004 from $283.1 million for the same 2003 period. This increase was attributable primarily to an increase in home deliveries from 1,011 homes delivered in 2003 to 2,126 homes delivered in 2004. Revenues from home sales increased 112% to $472.3 million in 2004 from $222.3 million in 2003, due primarily to increased home deliveries. This increase was attributable primarily to an increase in home deliveries in communities that commenced deliveries in 2003 and from Bowden’s operations. Margin percentages on home sales for the 2004 and 2003 periods were approximately 21.4% and 22.1%, respectively. Included in cost of sales for 2004 are approximately $1.8 million of purchase accounting adjustments relating to the acquisition of Bowden. Revenues from land and other real estate sales increased approximately $16.6 million to $96.2 million in 2004 from $55.0 million for 2003. During 2004, 1,212 acres were sold with an average margin of 55%, as compared to 1,337 acres sold with an average margin of 43% in 2003. The lower margin percentage in 2003 was primarily the result of the sale of approximately 1,000 acres of undeveloped land adjacent to Tradition in a single transaction to a developer that Levitt believes will utilize the property for the development of one or more golf courses. The above acres, revenues and margin in 2004 include sales to Levitt’s homebuilding division. Accordingly approximately 448 acres, $24.4 million in revenue and $14.4 million in margin were eliminated in Levitt’s consolidation and the profit recognized by the land division from these sales will be deferred until the homebuilding division delivers homes on these properties to third parties. At that time, consolidated cost of sales will be reduced by the amount of land division profits that were deferred.

     The increase in other income was primarily related to a $1.4 million reduction of a previously accrued litigation reserve as a result of Levitt’s successful appeal of a 2002 judgment against a partnership in which a subsidiary of Levitt and Sons is a partner.

     Selling, general and administrative expenses increased 61% in 2004 as compared to the same 2003 period. The increase in selling, general and administrative expenses was a result of increased sales revenues and advertising cost, as well as expenses related to Levitt being a public company and fees paid to BankAtlantic Bancorp for administrative and other services, which were eliminated in consolidation for the 2003 period. The increased in employee compensation and benefits and advertising expenses were directly related to new development projects in Central and Southeast Florida, the expansion of homebuilding activities into North Florida and Georgia, the addition of Bowden, and the increase in home deliveries. The number of Levitt’s full time employees increased to 527 at December 31, 2004 from 353 at December 31, 2003, and the number of part time employees decreased to 32 at December 31, 2004 from 34 at December 31, 2003.

     Income from unconsolidated subsidiaries represents Levitt’s share of the net income or loss generated by joint ventures and investments in which Levitt has a 50% or less ownership position, each of which are accounted for under the equity method of accounting. Levitt currently owns approximately 9.5 million shares of Bluegreen’s common stock, which represented approximately 31% of Bluegreen’s outstanding shares as of December 31, 2004. For the year ended December 31, 2004, Levitt’s pro-rata share of Bluegreen’s net income, net of purchase accounting adjustments, was $13.1 million as compared to $7.4 million in the same period in 2003. Bluegreen’s reported net income for the year ended December 31, 2004 and 2003 was $36.5 million and $25.8 million, respectively. Additionally, Bluegreen issued approximately 4.1 million shares of common stock upon conversion of its $34.4 million of 8.25% Convertible Subordinated Debentures. The issuance of these shares diluted Levitt’s ownership interest from 36% at December 31, 2003 to 31% at December 31, 2004. Accordingly, Levitt’s investment in Bluegreen was reduced by $2.9 million to reflect the dilutive effect of the issuance of these shares. Levitt’s earnings from real estate joint ventures were $6.1 million during the year ended December 31, 2004 as compared to $483,000 during the 2003 period. This increase in earnings in real estate joint venture activities primarily resulted from gains recognized upon the sale of a joint venture’s property in Vero Beach, Florida, earnings associated with the delivery of condominium units by a joint venture project in Boca Raton, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. All three joint venture projects are sold out and their operations are essentially completed.

     The increase in other expenses in 2004 as compared to 2003 period was primarily attributable to a $4.4 million charge, net of projected insurance recoveries, recorded to account for the estimated costs of remediating hurricane related damage in Levitt’s Florida homebuilding and land operations as previously discussed.

For the Year Ended December 31, 2003 Compared to the Same 2002 Period

     Homebuilding and land development income from continuing operations increased $7.3 million, or 37%, to $26.8 million for the year ended December 31, 2003 from $19.5 million for the same 2002 period. The increase in net income resulted primarily from an increase in gains on sales of real estate by Levitt and Sons, Core Communities, and Levitt Commercial, as well as from increased earnings from Bluegreen. These increases in income were partially offset by a decrease in earnings in joint ventures, an increase in selling, general and administrative expenses, an increase in employee compensation and benefits, and an increase in the provision for income taxes.

     Margin on sales of real estate increased 53% in 2003. This increase was driven primarily by increases in real estate sales activity in 2003 over 2002. Revenues from sales of real estate increased $75.3 million, or 36%, to $283.1 million for the year ended December 31, 2003 from $207.8 million for 2002. Cost of sales of real estate increased $49.8 million, or 31%, to $209.4 million for the year ended December 31, 2003 from $159.7 million for the same 2002 period. Home deliveries in 2003 increased 37% to 1,011 homes from 740 homes delivered in 2002 resulting in a $59.9 million increase in revenues from sales of homes over the corresponding periods. Land sales in 2003 declined to $46.5 million from $53.9 million in 2002. Levitt Commercial commenced deliveries of its flex warehouse units in 2003, and revenues from sales of these units in 2003 totaled $5.8 million.

     Equity in earnings from unconsolidated subsidiaries includes Levitt’s equity earnings from Bluegreen, as well as Levitt’s joint ventures’ equity earnings or losses. Levitt’s earnings from Bluegreen for the year ended December 31, 2003 were $7.4 million, as compared with $4.6 million for the period of Levitt’s ownership in 2002. Earnings from joint ventures decreased $370,000 in 2003 as compared to 2002. The decrease in earnings from joint ventures resulted primarily from completion of a joint venture project during 2002.

     The increase in selling, general and administrative expenses, employee compensation and benefits, and other expenses for the year ended December 31, 2003 as compared to 2002 related primarily to Levitt’s new development projects in central and southeast Florida and to the increase in home deliveries by Levitt and Sons. As a result of these new projects and the higher number of home deliveries, Levitt’s full-time employees increased to 353 at December 31, 2003 from 221 at December 31, 2002, and the number of part-time employees increased to 34 at December 31, 2003 from 28 at December 31, 2002. Other expenses increased primarily due to professional fees relating to Levitt’s public offering of investment notes in 2003.

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

Other Operations Results of Operations

     The discussion that follows reports on the operations and related matters of BFC itself, on a stand-alone basis, without consolidating the financial results of BankAtlantic Bancorp and Levitt and their respective subsidiaries.

				Change	Change
	For the Years Ended December 31,			2004 vs.	2003 vs.
(In thousands)	2004	2003	2002	2003	2002
Revenues
Interest and dividend income	$680	$390	$354	290	36
Other income, net	5,837	1,532	1,161	4,305	371

	6,517	1,922	1,515	4,595	407

Cost and Expenses
Interest expense	1,171	1,163	1,153	8	10
Employee compensation and benefits	3,865	2,553	2,332	1,312	221
Impairment of securities	363	3,071	1,583	(2,708)	1,488
Other expenses, net	2,959	1,022	876	1,937	146

	8,358	7,809	5,944	549	1,865

Loss before income taxes	(1,841)	(5,887)	(4,429)	4,046	(1,458)
Provision for income taxes	8,065	3,714	2,420	4,351	1,294

Loss from continuing operations	$(9,906)	$(9,601)	$(6,849)	$(305)	$(2,752)

     Since BFC’s principal activities consist of managing existing investments and actively seeking for and evaluating potential new investments, BFC itself has no significant direct revenue or cash-generating operations. We depend on dividends from our subsidiaries for a significant portion of our cash flow. Regulatory restrictions and the terms of indebtedness limit the ability of our subsidiaries to pay dividends. Dividends by each of BankAtlantic Bancorp and Levitt also are subject to a number of conditions, including cash flow and profitability, declaration by each company’s Board of Directors, compliance with the terms of each company’s outstanding indebtedness, and in the case of BankAtlantic Bancorp, regulatory restrictions applicable to BankAtlantic. BankAtlantic Bancorp’s and Levitt’s Boards of Directors are comprised of individuals, a majority of whom are independent.

     This “Other Operations” segment reflects the results of BFC (without including our proportionate shares of the BankAtlantic Bancorp and Levitt income). This segment will normally show a loss as dividends, interest and fees from our investments typically have not historically covered BFC stand alone operating costs. BFC stand alone income cash flow is almost wholly dependent on interest and dividends from the investments. Our interest and dividend income did increase in 2004 as compared to 2003 primarily due to dividend income of approximately $252,000 received on our Benihana investment.

     During 2004, 2003 and 2002, the Company recorded other income of $5.8 million, $1.5 million and $1.2 million, respectively. Other income reflects Burlington Manufacturers Outlet Center earnings from real estate operations. Included in 2004 are gains from a technology company and in 2003, $444,000 from a gain on liquidating dividends from an equity security.

     In September 2004, a limited partnership in which the Company had a 57% controlling interest sold its shares of common stock in a technology company for approximately $3.5 million in cash pursuant to a merger agreement entered into by the technology company with a third party. The limited partnership had previously written off its investment in the technology company and accordingly a $3.5 million gain was recognized and is included in other income. Additionally, in March 2004, the limited partnership settled litigation with this technology company and a $1.1 million gain was recognized and included in other income.

     The increase in employee compensation and benefits during the year ended December 31, 2004 compared to 2003 was due to an increase in bonus accrual, payroll taxes related to the exercise of stock options and an increase in the number of employees primarily to better position BFC’s to identify evaluate and complete new investments, as well as to increase the level of information provided to investors and potential investors.

     During 2004, 2003 and 2002 limited partnerships in which the Company has controlling interests recognized impairment charges of approximately $291,000, $3.1 million and $1.1 million, respectively, associated with investments. Also, during 2004 and 2002, we recognized impairment charges of $71,000 and $499,000, respectively, on equity securities resulting from significant declines in value that were considered other than temporary.

     The increase in other expenses during the year ended December 31, 2004 as compared to 2003 was primarily associated with an increase in professional and legal fees, as well as a significant percentage increase in investor relations and public company activities including Nasdaq fees and the cost of directors and officers insurance.

     Provision for income taxes reflects primarily the tax effect of the Company’s interest in earnings of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements. Partially offsetting the provision is losses at the parent company.

Financial Condition

December 31, 2004 versus December 31, 2003

Assets and Liabilities

     Total consolidated assets including the assets of our two principal investments, BankAtlantic Bancorp and Levitt, at December 31, 2004 were $7.0 billion, compared to $5.1 billion at December 31, 2003. The significant increases in total assets primarily resulted from:

•	BFC’s direct purchase of $10 million of Benihana’s Series B Convertible Preferred Stock securities;

•	BankAtlantic’s purchase of approximately $1.3 billion of residential real estate loans;

•	BankAtlantic’s origination of and participation in $16 billion of commercial real estate loans;

•	BankAtlantic’s origination of approximately $400 million of home equity loans;

•	BankAtlantic’s purchase of approximately $800 million of securities available for sale and investment securities;

•	BankAtlantic Bancorp’s additions of $49 million of fixed assets associated with BankAtlantic Bancorp’s new corporate headquarter building and BankAtlantic’s branch renovation and expansion initiatives;

•	Levitt’s increase of $26.8 million associated with its acquisition of an office building in Fort Lauderdale, Florida and the construction of an irrigation facility in Tradition;

•	Receivable from Ryan Beck’s clearing agent associated with Ryan Beck’s trading activities;

•	Levitt’s net increase in real estate held for development and sale of approximately $158.5 million resulting from land acquisitions in Florida, the acquisition of Bowden and land acquisitions in Tennessee by Levitt, as well as increases in land development and construction costs. These increases in inventory of real estate were partially offset by Levitt’s sales of homes and land.

•	Higher real estate inventory related to increased construction activity by the Riverclub real estate joint venture acquired by BankAtlantic in connection with the Community acquisition;

•	BankAtlantic’s increases in accrued interest receivable due to higher loan receivable and securities balances; and

•	BankAtlantic’s higher Federal Home Loan Bank stock balances associated with a substantial increase in FHLB advance borrowings.

     The Company’s total consolidated liabilities at December 31, 2004, including the liabilities of our two principal subsidiaries, BankAtlantic Bancorp and Levitt, were $6.2 billion compared to $4.6 billion at December 31, 2003. The increases in total liabilities primarily resulted from:

•	BankAtlantic’s higher deposit account balances resulting from the growth in low-cost deposits associated with Florida’s Most Convenient Bank and totally free checking account initiatives.

•	BankAtlantic’s increases in short-term borrowings and FHLB advances to fund loan and securities growth;

•	Increases in notes and mortgage notes payable at Levitt of $94.1 million, primarily related to the land acquisitions, the assumption of debt in connection with the Bowden acquisition and the issuance of a $16.5 million bridge loan to finance the purchase of an office building by Levitt;

•	Increases in other liabilities primarily due to securities purchased by BankAtlantic Bancorp pending settlement in January 2005 and increases in accounts payable and accrued liabilities of $28.1 million related to increased construction and development activity at Levitt, as well as the assumption of liabilities in connection with the Bowden acquisition and liabilities recorded relating to Hurricanes Frances and Jeanne, offset in part by a $9.1 million reduction in customer deposits and a $1.4 million reversal of a litigation reserve related to the successful appeal of a 2002 lawsuit.

Minority Interest

     Minority interest is an accounting term for that portion of a consolidated entity that is owned by others. Both BankAtlantic Bancorp and Levitt are consolidated because of the control ownership that BFC has even though BFC’s equity ownership is less than a majority.

     At December 31, 2004 and 2003, minority interest was approximately $612.7 million and $420 million, respectively. The following table summarizes the minority interest held by others in our subsidiaries (in thousands):

	December 31,
	2004	2003
BankAtlantic Bancorp	$366,140	$321,583
Levitt	245,756	97,567
Joint Venture Partnerships	756	784

	$612,652	$419,934

     The increase in minority interest in BankAtlantic Bancorp was primarily attributable to earnings of $70.8 million and $10.0 million from the issuance of common stock upon the exercise of stock options. The above increases were partially offset by the payment of $8.1 million in dividends on BankAtlantic Bancorp common stock, a $6.1 million reduction in BankAtlantic Bancorp additional paid in capital resulting from the retirement of 378,160 shares of BankAtlantic Bancorp’s Class A Common Stock received as part of the private technology company litigation settlement, $6.9 million of unrealized losses on securities (net of income tax benefits) and a $4.4 million reduction in additional paid in capital related to the acceptance of BankAtlantic Bancorp Class A common stock as consideration for the payment of withholding taxes and the exercise price upon the exercise of BankAtlantic Bancorp Class A stock options. The increase in minority interest in Levitt was partially attributable to earnings of $57.4 million and proceeds from Levitt’s issuance of its Class A Common Stock of $114.7 million, net of issuance costs. The increases were partially offset by the payment of dividends on Levitt’s common stock.

Shareholders’ Equity

     Shareholders’ equity at December 31, 2004 and 2003 was $125.3 million and $85.7 million, respectively. The increase was due to earnings of $14.2 million, issuance of 15,000 shares of 5% Cumulative Convertible Preferred Stock (the “5% Preferred Stock”) for $15.0 million, issuance of the Company’s Class B Common Stock upon the exercise of stock options of $1.8 million, the tax effect relating to the exercise of stock options of $11.0 million and $5.8 million in additional paid in capital relating to the net effect of our controlled subsidiaries’ capital transactions, net of income taxes. Offsetting the above increases was a $588,000 decrease in accumulated other comprehensive income, net of income taxes, a $7.3 million reduction in additional paid in capital related to the acceptance of the Company’s Class A and Class B Common Stock as consideration for the payment of withholding taxes and the exercise price upon the exercise of the Company’s Class B stock options, as well as cash dividends of approximately $392,000 on our 5% Preferred Stock .

     Year-end market capitalization of the Company was $363.5 million as of December 31, 2004 as compared to $249.0 million or as of December 31, 2003. Market capitalization was calculated by multiplying BFC’s shares outstanding by the closing price of its common stock on the last business day of the year.

Liquidity and Capital Resources

     The primary sources of funds to BFC for the year ended December 31, 2004 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which, except as noted, are not available to BFC) were its cash, proceeds from the issuance of 5% Preferred Stock of $15.0 million, dividends from BankAtlantic Bancorp and Levitt, dividends from Benihana, increases in borrowings, revenues from property operations, principal and interest payments on loans receivable, distributions received from our investments in partnerships, and proceeds from the exercise of stock options. In addition, BFC has a $14.0 million revolving line of credit that can be utilized for working capital as needed. In May 2004, the line of credit was extended until May 2, 2005 and the interest rate changed from Prime plus 1% to LIBOR plus 280 basis points (5.13% at December 31, 2004). In December 2004, the revolving line of credit was increased from $8.0 million to $14.0 million and at December 31, 2004, approximately $10.5 million was outstanding under the line of credit. Shares of BankAtlantic Bancorp and Levitt are pledged as collateral for the line of credit. Funds were primarily utilized by BFC to fund the first tranche of our investment in Benihana, the payment of dividends on the Company’s 5% Preferred Stock, to reduce mortgage payables and other borrowings and to fund BFC’s operating and general and administrative expenses.

     The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At December 31, 2004, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $.035 per share on its Class A and Class B Common Stock. BFC currently receives approximately $462,000 per quarter in dividends from BankAtlantic Bancorp.

     On each of July 26, 2004, October 25, 2004 and January 24, 2005 Levitt’s Board of Directors declared cash dividends of $0.02 per share on its Class A common stock and Class B common stock. These dividends were paid in August 2004, November 2004 and February 2005, respectively. Levitt’s Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operations and financial condition. Levitt cannot assure you that they will declare additional cash dividends in the future. BFC received approximately $66,000 from each of Levitt’s dividends.

     At December 31, 2004 and 2003, approximately $8.2 million of BFC’s mortgage payables related to a non-recourse mortgage loan on the BMOC shopping center. This loan bears interest at 9.2% per annum and matures in May 2007. In November 2004, a tenant occupying 21% of the square footage of the BMOC shopping center vacated the premises. The loss of this tenant caused BMOC to operate at a negative cash flow. Management is currently seeking a replacement tenant, however, if a replacement tenant is not found that allows BMOC to return to a positive cash flow, BFC may consider giving a deed to the center to the lender. If the property were deeded to the lender, BFC would recognize a gain of approximately $4.2 million based on the $8.2 million outstanding balance of this non-recourse debt. At December 31, 2004 and 2003, approximately $544,000 and $625,000, respectively, of the mortgage payables related to mortgage receivables received by BFC in connection with the sale of properties previously owned by the Company where the purchaser did not assume the underlying existing mortgage payables. These mortgage payables bear interest at 6% per annum and have maturity dates ranging from 2009 through 2010.

     During the quarter ended June 30, 2004, the Company entered into an agreement with Benihana Inc., to purchase an aggregate of 800,000 shares of Series B Convertible Preferred Stock for $25.00 per share. On July 1, 2004, the Company funded the first tranche of convertible preferred stock in the amount of $10.0 million for the purchase of 400,000 shares. The purchase of the remaining 400,000 shares of convertible preferred stock will be funded from time to time at the election of Benihana during the two-year period commencing on the first anniversary of the closing. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter commencing September 30, 2004. It is anticipated the Company will receive approximately $125,000 per quarter. See Item 3. Legal Proceedings for a discussion of litigation brought against us and Benihana relating to our investment.

     On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Preferred Stock for $15.0 million in a private offering. Holders of the 5% Preferred Stock are entitled to receive when and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance and payable quarterly. For the period ended December 31, 2004, the Company paid approximately $392,000 in cash dividends on the 5% Preferred Stock. Holders of the 5% Preferred Stock are entitled to receive a quarterly dividend of $12.50 per share, or $187,500 in the aggregate per quarter.

     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, dividends from BankAtlantic Bancorp, dividends from Levitt, dividends from Benihana, borrowings on our $14.0 million revolving line of credit and existing cash balances. We expect to meet our long-term liquidity requirements through the foregoing, as well as long term secured and unsecured indebtedness, and future issuances of equity and/ or debt securities.

     On February 18, 2005, the Company filed a registration statement on Form S-3 for a proposed underwritten public offering of up to 3,600,000 shares of the Company’s Class A Common Stock.

Consolidated Cash Flows

     A summary of our consolidated cash flows including the cash flows of our primary subsidiaries BankAtlantic Bancorp and Levitt, which cash flows are not available to BFC itself, follows (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Net cash provided (used) by:
Operating activities	$(18,449)	$99,493	$(3,317)
Investing activities	(1,500,903)	147,276	279,444
Financing activities	1,600,530	(355,804)	(148,089)

Increase (decrease) in cash and cash equivalents	$81,178	$(109,035)	$128,038

     Cash flows from operating activities declined during 2004 compared to 2003 due primarily to an increase in Levitt’s real estate inventory and a decrease in Ryan Beck’s clearing agent liability.

     Cash flows from investing activities decreased during 2004 compared to 2003 due to a substantial increase in BankAtlantic’s loan purchases and originations and securities purchases.

     Cash flows from financing activities increased during 2004 compared to 2003 resulting primarily from BankAtlantic’s additional FHLB advance and short-term borrowings used to fund loan and securities purchases. Also contributing to the increase in cash flows from financing activities was a substantial increase in BankAtlantic’s low-cost deposits, issuance of Levitt’s common stock of approximately $114.7, net of issuance costs, and issuance of BFC’s 5% Preferred Stock, net of issuance cost.

     Cash flows from operating activities increased during 2003 compared to 2002 due primarily to increases in other liabilities and amounts due to clearing agent. The above increases in cash flows were partially offset by a substantial decrease in securities owned activities.

     Cash flows from investing activities decreased during 2003 compared to 2002 resulting primarily from BankAtlantic’s increased purchases and originations of loans, net of repayments, and lower proceeds from the sale and maturity of securities. These decreases in cash flows from investing activities were partially offset by lower investments in unconsolidated subsidiaries and reduced purchases of investments.

     Cash flows from financing activities declined during 2003 compared to 2002 primarily as a result of BankAtlantic’s increases in FHLB maturities and repayments. The decreases were partially offset by a net increase in deposits and a net increase in securities sold under agreements to repurchase.

Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments

The table below summarizes BankAtlantic Bancorp ’s loan commitments at December 31, 2004 (in thousands):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than		4-5	After 5
Loan Commitments	Committed	1 year	1-3 years	years	years

Lines of credit	$524,074	$121,688	$—	$—	$402,386
Standby letters of credit	55,605	55,605	—	—	—
Loan commitments	299,811	299,811	—	—	—
Other commitments	3,947	3,947	—	—	—

Total commercial commitments	$883,437	$481,051	$—	$—	$402,386

     Lines of credit are primarily revolving lines to home equity loan and business loan customers. The business loans to customers usually expire in less than one year and the home equity lines generally expire in 15 years.

     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $36.7 million at December 31, 2004. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment for goods and services. These types of standby letters of credit had a maximum exposure of $18.9 million at December 31, 2004. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments, similar to other types of borrowings.

     Loan commitments by BankAtlantic are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.

     The other commitments consists of a 5-year forward commitment to purchase the underlying collateral from a government agency pool in March 2005.

     Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and to hedge market risk exposures. Accordingly, these transactions result in off-balance-sheet risk as Ryan Beck’s ultimate obligation may exceed the amount recorded in the Consolidated Statement of Financial Condition.

     As a securities broker and dealer, Ryan Beck is engaged in various securities trading and brokerage activities servicing a diverse group of domestic corporations, governments, institutional, and individual investors. Ryan Beck has exposure to risk associated with the nonperformance of these counter parties in fulfilling their contractual obligations.

     In connection with the development of certain of Levitt’s communities, Levitt has established community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If Levitt were not able to establish community development districts, Levitt would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that Levitt owns property within a district when assessments are levied, Levitt will be obligated to pay such assessments when they are due. As of December 31, 2004, development districts in Tradition had $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of December 31, 2004, Levitt owned approximately 66% of the property in the districts.

     Levitt has entered into an indemnity agreement with a joint venture partner relating to that partner’s guarantee of the joint venture’s indebtedness. Levitt’s maximum exposure under the indemnity agreement is estimated to be approximately $500,000. Based on the joint venture assets securing the indebtedness, it is not reasonably likely that no payment will be required under the indemnity agreement.

     At December 31, 2004, the Company did not have off balance sheet arrangements that 303(a)(4)(i) have, or reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operation, liquidity, capital expenditures or capital resources.

     The table below summarizes the Company’s contractual obligations at December 31, 2004 (in thousands).

	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years
Time deposits	$761,061	$556,104	$164,336	$40,188	$433
BankAtlantic Bancorp’s long-term debt obligations	301,007	100	5,683	—	295,224
Levitt’s long term debt obligations (2)	221,605	53,733	61,238	66,644	39,990
BFC’s long term obligations	19,259	10,744	8,236	187	92
Advances from FHLB (1)	1,544,497	877,500	135,417	419,000	112,580
Levitt’s operating lease obligations	3,225	964	1,483	728	50
Levitt purchase obligations	208,315	189,760	18,555	—	—
BankAtlantic Bancorp operating lease obligations	72,391	13,263	21,677	14,715	22,736
Pension obligation	12,102	821	1,815	2,169	7,297
Other obligations	6,233	6,233	—	—	—
Securities sold but not yet purchased	39,462	39,462	—	—	—

Total contractual cash obligations	$3,189,157	$1,748,684	$418,440	$543,631	$478,402

(1)	Payments due by period are based on contractual maturities.

(2)	BankAtlantic and BankAtlantic Bancorp notes due from Levitt are not included in Levitt’s long term debt obligation amounts because they are eliminated in consolidation. Therefore, $4.7 million, $3.9 million and $38.0 million are not included in payments due less than 1 year, payments due 1-3 years and payments due 4-5 years, respectively.

(3)	The above table excludes interest payments on interest bearing liabilities.

     BFC also has a commitment to purchase 400,000 shares of Benihana Convertible Preferred Stock for $10.0 million, which will be funded from time to time at the election of Benihana during the two-year period commencing on July 1, 2004. The instruments indicated above for our controlled entities, BankAtlantic Bancorp and Levitt and their affiliates are all non-recourse to BFC.

     BankAtlantic Bancorp’s long-term debt primarily consists of junior subordinated debentures issued by BankAtlantic Bancorp, as well as BankAtlantic’s subordinated debentures and mortgage backed bonds. Levitt’s long term debt consists of Levitt’s notes and mortgage notes payable of approximately $268.2 million of which approximately $46.6 million of indebtness by Levitt to BankAtlantic Bancorp and BankAtlantic are not included, since this amount is eliminated in our consolidated financial statements. BFC’s long term debt includes a $10.5 million outstanding balance on the $14.0 million revolving line of credit and $8.7 million of mortgage payables primarily related to a non-recourse mortgage loan. BankAtlantic Bancorp’s operating lease obligations represent minimum future lease payments under leases in which BankAtlantic Bancorp is the lessee for real estate and equipment leases. Levitt’s purchase obligations consist of contracts to acquire real estate properties for development and sale; however Levitt’s liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract.

     Securities sold but not yet purchased represent obligations of Ryan Beck to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices.

     The pension obligation represents the accumulated benefit obligation of BankAtlantic’s defined benefit plan at December 31, 2004. The payments represent the estimated benefit payments through 2014, the majority of which will be funded with plan assets. The table does not include estimated benefit payments after 2014. The actuarial present value of projected accumulated benefit obligations was $26.2 million at December 31, 2004.

     Other obligations are legally binding agreements with vendors for the purchase of services and materials associated with the construction of BankAtlantic’s new corporate headquarters and BankAtlantic’s branch renovations. The corporate headquarters is expected to be completed during the second quarter of 2005.

Dividends

     BFC has not paid cash dividends on its common stock since its inception. It has however, issued a 25% stock dividend on March 7, 2005, March 1, 2004, May 25, 2004 and December 1, 2003 and a 15% stock dividend on June 17, 2003, each of which was payable in shares of Class A Common Stock. It also paid preferred stock dividend of $392,000 during 2004.

     As stated above, a source of the Company’s liquidity is dividends from BankAtlantic Bancorp and Levitt. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp management has stated that it intends to pay regular quarterly cash dividends on its common stock subject to the results of operations and regulatory capital requirements for BankAtlantic and indenture restrictions. BankAtlantic Bancorp’s payment of dividends may be limited by the terms of applicable indentures and the availability of funds for dividend payments. The availability of funds depends upon BankAtlantic’s ability to pay dividends to BankAtlantic Bancorp. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. Dividends received from BankAtlantic Bancorp during 2004 and 2003 amounted to $1.8 million and $1.7 million, respectively. See “Regulation and Supervision – Limitation on Capital Distributions.”

     On each of July 26, 2004, October 25, 2004 and January 24, 2005 Levitt’s Board of Directors declared cash dividends of $0.02 per share on its Class A common stock and Class B common stock. These dividends were paid in August 2004, November 2004 and February 2005, respectively. Levitt’s Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operations and financial condition. Levitt cannot assure you that they will declare additional cash dividends in the future. BFC received approximately $66,000 from each of Levitt’s dividends.

Impact of Inflation

     The financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, except as otherwise noted and in those instances reconciled to the generally accepted accounting treatment of the financial measurement under discussion, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most industrial companies, the majority of our assets and liabilities are monetary in nature by virtue of our ownership in BankAtlantic Bancorp. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully under the section entitled “Consolidated Interest Rate Risk” In Item 7A below.

     With respect to our real estate activities, primarily the activities of our subsidiary Levitt Corporation, inflation can have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates, as well as increased materials and labor costs may reduce gross margins. In recent years, the increases in these costs have followed the general rate of inflation and historically have not had a significant adverse impact on us. In addition, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.

New Accounting Pronouncements

     In December 2004, FASB issued Statement No. 123 (revision) (“Share-based payments”.) This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement also establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations instead requiring all share based payments be accounted for using a fair value method. For public companies the Statement will be effective in the first interim or annual reporting period that begins after June 15, 2005. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application.” Under the modified prospective application, this Statement applies to new awards granted after the effective date and to unvested awards at the effective date. Under the modified retrospective application, the Company would apply the modified prospective method, but also restate the prior financial statements to include the amounts that were previously recognized in the pro forma disclosures under Statement No. 123. Additionally, under the modified retrospective application the Company can choose to only restate the prior interim periods in the year of adoption as the effective date of the Statement does not coincide with the beginning of the Company’s fiscal year. Management will adopt the Statement on July 1, 2005 and is currently evaluating the two transitional applications. Management estimates that compensation expense resulting from currently unvested options at the effective date would be approximately $1.9 million to be recorded over the remaining vesting period.

     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67.) This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Bluegreen has indicated in its periodic reports filed with the SEC that this pronouncement is not expected to have a material effect on Bluegreen’s financial statements. Accordingly, management believes that this Statement will not have a material effect on the Company’s consolidated financial statements.

     The Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF provides guidance on the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115 and investments accounted for under the cost method of accounting. The guidance of EITF 03-01 requires that the Company make evidence-based judgments about the recovery of the unrealized loss (impairment), if any, on each security considering the severity and duration of the impairment and the Company’s ability and intent to hold the securities until the forecasted recovery. In September 2004 the FASB issued a FSP that delayed the effective date for the measurement and recognition guidance for the meaning of other-than-temporary impairment. The disclosure requirements were not deferred. At December 31, 2004, the securities portfolios were evaluated for other-than-temporary declines in value based on existing guidance contained in FASB No. 115, SAB Topic 5-M and FASB Staff Implementation Guide to FASB No. 115 resulting in approximately $362,000 in other-than-temporary impairment of the securities portfolios.

     In December 2003, the American Institute of Certified Public Accountants’ (“AICPA”) Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3 (“SOP”). The SOP addresses accounting for loans and debt securities acquired in purchase business combinations or purchased subsequent to origination with evidence of deterioration in credit quality since origination. The SOP prohibits the creation of valuation allowances in the initial accounting of all loans acquired that meet the criteria of the SOP. The SOP does not apply to originated loans. The SOP limits the yield that may be accreted to the excess of the purchaser’s estimate of undiscounted expected principal, interest and other cash flows over the purchaser’s initial investment. The SOP requires excess contractual cash flows over cash flows expected to be collected to not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairments. The SOP is effective for loans and securities acquired in fiscal years beginning after December 15, 2004 with early adoption encouraged. Upon adoption as of January 1, 2005, the SOP did not have a material impact on the Company’s financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Consolidated Market Risk

     Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

Consolidated Interest Rate Risk

     The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting BankAtlantic to significant interest rate risk in that their value fluctuates with changes in interest rates. BankAtlantic Bancorp has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed by BankAtlantic to measure its potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 2004 resulting from a change in interest rates. Interest rate sensitive instruments included in the model are:

•	Loans,

•	Debt securities available for sale,

•	Investment securities,

•	FHLB stock,

•	Federal funds sold,

•	Deposits,

•	Advances from FHLB,

•	Securities sold under agreements to repurchase,

•	Federal funds purchased,

•	Subordinated debentures,

•	Notes and bonds payable,

•	Forward contracts,

•	Junior subordinated debentures, and

•	Off-balance sheet loan commitments.

The model calculates the net potential gains and losses in net portfolio fair value by:

i.	discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts and derivatives at market rates to determine fair values at December 31, 2004,

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

     Subordinated debentures and mortgage-backed bonds payable were valued for this purpose based on their contractual maturities or redemption date. BankAtlantic ’s interest rate risk policy has been approved by its Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management of BankAtlantic has maintained the portfolio within these established tolerances.

     Certain assumptions in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:

•	Interest rates,

•	Loan prepayment rates,

•	Deposit decay rates,

•	Market values of certain assets under various interest rate scenarios, and

•	Re-pricing of certain borrowings.

The prepayment assumptions used in the model are a portfolio composition of:

•	Fixed rate mortgages	25%

•	Fixed rate securities	22%

•	Tax certificates	10%

•	Adjustable rate mortgages	59%

•	Adjustable rate securities	39%

Deposit runoff assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Money fund savings accounts decay rates	17%	17%	16%	14%
NOW and savings accounts decay rates	37%	32%	17%	17%

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

     Presented below is an analysis of the impact of changes in interest rates on BankAtlantic’s net portfolio value at December 31, 2004 (dollars in thousands):

Changes in Rate	Net Portfolio Value Amount	Dollar Change
+200 bp	$452,314	$(128,817)
+100 bp	$534,255	$(46,876)
0	$581,131	$—
-100 bp	$595,287	$14,156
-200 bp	$593,271	$12,140

     Presented below is an analysis of the impact of changes in interest rates on BankAtlantic’s net portfolio value at December 31, 2003 (dollars in thousands):

Changes in Rate	Net Portfolio Value Amount	Dollar Change
+200 bp	$470,869	$17,666
+100 bp	$482,543	$29,340
0	$453,203	$—
-100 bp	$408,921	$(44,282)
-200 bp	$391,156	$(62,047)

     Levitt is also subject to interest rate risk on its long-term debt. At December 31, 2004, Levitt had $262.5million in borrowings with adjustable rates tied to the prime rate and/or the London Interbank Offered Rate (“LIBOR”) and $5.8 million in borrowings with fixed rates. At December 31, 2004, included in the $262.5 million is approximately $8.6 million in borrowings due to BankAtlantic and $38.0 million in borrowings due to BankAtlantic Bancorp which are eliminated in the Company’s consolidated financial statements. Consequently, for debt tied to an indexed rate, changes in interest rates may affect earnings and cash flows, but generally would not impact the fair value of such debt. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flow. Based upon the amount of variable rate debt outstanding at December 31, 2004 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase interest incurred by approximately $2.6 million per year.

Interest Rate Sensitivity

     Changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities, as the relative spreads between our assets and our liabilities can widen or narrow due to changes in the overall levels of and changes in market interest rates.

     BankAtlantic Bancorp’s profitability is dependent to a large extent on net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income. While BankAtlantic Bancorp has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, such strategy may not be successful.

     Generally, as interest rates fall, loan prepayments accelerate. Prepayments in a declining interest rate environment reduce net interest income and adversely impact earnings due to accelerated amortization of loan premiums and the reinvestment of proceeds from these loan payoffs at lower rates. Significant loan prepayments in BankAtlantic Bancorp’s purchased residential loan portfolio in the future could have an adverse effect on future earnings.

     Also, since BFC seeks to make appropriate and profitable additional investments and acquisitions, interest rates can and will affect the market and price for such investment and acquisitions. Moreover, BFC has in the past and intends to in the future finance in part future acquisitions by the issuance of debt at the parent and subsidiary level and, therefore, interest rates will affect the cost and availability of such credit.

Equity Price Risk

     The portfolio of equity securities and exchange traded mutual funds held by the consolidated entities are subject to equity pricing risks which would arise as the relative values of the equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of available for sale securities at December 31, 2004 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands).

Percent Change in Fair Value	Available For Sale Securities Fair Value	Dollar Change
20%	$33,054	$5,509
10%	$30,300	$2,755
0%	$27,545	$—
-10%	$24,791	$(2,755)
-20%	$22,036	$(5,509)

     Excluded from the above table is Ryan Beck’s securities assets (which are discussed below), $1.8 million of investments in other financial institutions held by BankAtlantic Bancorp and $5.3 million invested by BankAtlantic Bancorp in a limited partnership for which no current liquid market exists. Also, excluded from the above table is $454,000 in investments in private companies held by BFC and a $10.0 million investment in Benihana held by BFC for which no current market is available. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk.

Ryan Beck Market Risk

     Ryan Beck’s market risk is the potential change in value of financial instruments caused by fluctuations in interest rates, equity prices, credit spreads or other market forces. The Company, through its broker/dealer subsidiary Ryan Beck, is exposed to market risk arising from trading and market making activities.

     Ryan Beck’s management monitors risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk, (“VaR”) is the principal statistical method and measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. Ryan Beck began using VaR on January 31, 2003. Substantially all the trading inventory is subject to measurement using VaR.

     Ryan Beck uses an historical simulation approach to measuring VaR using a 99% confidence level, a one day holding period and the most recent three months average volatility. The 99% VaR means that, on average, one would not expect to exceed such loss amount more than one time every one hundred trading days if the portfolio were held constant for a one-day period.

     Modeling and statistical methods rely on approximations and assumptions that could be significant under certain circumstances. As such, the risk management process also employs other methods such as sensitivity to interest rates and stress testing.

     The following table sets forth the high, low and average VaR for Ryan Beck for the year ended December 31, 2004.

(In thousands)

	High	Low	Average
VaR	1,747	11	336
Aggregate Long Value	112,494	43,431	72,787
Aggregate Short Value	167,987	23,851	65,006

     The following table sets forth the high, low and average VaR for Ryan Beck during the period January 31, 2003 to December 31, 2003, and adjusted for discontinued operations.

(In thousands)

	High	Low	Average
VaR	1,285	16	531
Aggregate Long Value	68,995	42,364	66,809
Aggregate Short Value	19,570	60,602	36,495

BFC Investment Risk

     Because BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements an increase or decrease in the market price of their stock would not impact the financial statements. However, a significant change in the market price of either of these securities would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and of BFC’s directly held equity securities are important to the valuation and financing capability of BFC, both of which are important variables concerning whether BFC can continue to successfully implement its strategy of investing in and acquiring operating businesses in diverse industries.

[This Page Intentionally Left Blank]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[This Page Intentionally Left Blank]

BFC FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP

Report of Independent Registered Public Accounting Firm of KPMG LLP

Financial Statements:

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2004

Consolidated Statements of Comprehensive Income for each of the years in the three year period ended December 31, 2004

Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of BFC Financial Corporation:

We have completed an integrated audit of BFC Financial Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.

Consolidated financial statements

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Bluegreen Corporation, an investment of the Company accounted for under the equity method (Note 9 to the consolidated financial statements). Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2002, were audited by other independent accountants whose report dated February 3, 2003, except as to the first paragraph of note 1 and note 24, which is as of February 11, 2005, expressed an unqualified opinion on those statements.

Internal control over financial reporting

Also, in our opinion, based on our audit, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, based on our audit, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of BFC Financial Corporation’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
BFC Financial Corporation:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows of BFC Financial Corporation and subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BFC Financial Corporation and subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

KPMG LLP

Fort Lauderdale, Florida
February 3, 2003, except as to note 25, which is as of February 11, 2005

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Cash and due from depository institutions	$208,627	$143,542
Federal funds sold and securities purchased under resell agreements	16,093	—
Securities owned (at fair value)	125,443	124,565
Securities available for sale (at fair value)	749,001	360,442
Investment securities and tax certificates (approximate fair value: $317,416 and $192,706)	317,891	192,706
Federal Home Loan Bank stock, at cost which approximates fair value	78,619	40,325
Loans receivable, net of allowance for loan losses of $47,082 and $46,667	4,561,073	3,611,612
Accrued interest receivable	35,995	27,912
Properties and equipment, net	160,997	98,340
Real estate held for development and sale	444,631	280,708
Investments in and advances to unconsolidated subsidiaries	89,090	106,048
Goodwill	77,981	76,674
Core deposit intangible asset	10,270	11,985
Due from clearing agent	16,619	—
Other assets	62,517	61,376

Total assets	$6,954,847	$5,136,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$2,566,804	$2,413,106
Non-interest bearing deposits	890,398	645,036

Total deposits	3,457,202	3,058,142
Customer deposits on real estate held for sale	43,022	52,134
Advances from FHLB	1,544,497	782,205
Securities sold under agreements to repurchase	257,002	120,874
Federal funds purchased	105,000	—
Subordinated debentures, notes and bonds payable	278,605	164,100
Junior subordinated debentures	263,266	263,266
Securities sold not yet purchased	39,462	37,813
Due to clearing agent	—	8,583
Deferred tax liabilities, net	8,455	2,895
Other liabilities	220,433	140,614

Total liabilities	6,216,944	4,630,626

Minority interest	612,652	419,934

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2004 and none in 2003	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 23,861,542 in 2004 and 17,989,194 in 2003	217	163
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 4,279,656 in 2004 and 2,534,426 in 2003	41	23
Additional paid-in capital	50,962	24,654
Retained earnings	73,089	59,305

Total shareholders’ equity before accumulated other comprehensive income	124,309	84,145
Accumulated other comprehensive income	942	1,530

Total shareholders’ equity	125,251	85,675

Total liabilities and shareholders’ equity	$6,954,847	$5,136,235

See accompanying notes to consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Revenues
Financial Services:
Interest and dividend income	$258,181	260,621	$303,087
Investment banking	227,669	207,788	130,738
Other income, net	115,728	73,501	58,519

	601,578	541,910	492,344

Homebuilding and Real Estate Development:
Sales of real estate	549,652	283,058	207,808
Interest and dividend income	1,108	863	1,259
Other income	8,078	4,765	3,014

	558,838	288,686	212,081

Other Operations:
Interest and dividend income	659	390	354
Other income, net	5,526	1,318	982

	6,185	1,708	1,336

	1,166,601	832,304	705,761

Costs and Expenses
Financial Services:
Interest expense, net of interest capitalized	87,471	111,989	150,336
(Recovery) provision for loan losses	(5,109)	(547)	14,077
Employee compensation and benefits	255,064	226,940	166,979
Occupancy and equipment	48,146	40,036	39,196
Advertising and promotion	21,036	12,724	10,447
Amortization of intangible assets	1,715	1,772	1,360
Impairment of securities	—	—	18,801
Cost associated with debt redemption	11,741	12,543	3,125
Acquisition related charges and impairments	—	—	4,925
Other expenses	74,351	74,857	57,935

	494,415	480,314	467,181

Homebuilding and Real Estate Development:
Cost of sales of real estate	403,900	209,431	159,675
Interest expense, net of interest capitalized	259	233	389
Employee compensation and benefits	35,321	19,845	13,983
Selling, general and administrative expenses	34,797	21,968	16,083
Other expenses	7,341	1,692	1,532

	481,618	253,169	191,662

Other Operations:
Interest expense	1,171	1,163	1,153
Employee compensation and benefits	3,865	2,553	2,332
Impairment of securities	363	3,071	1,583
Other expenses	2,551	1,022	876

	7,950	7,809	5,944

	983,983	741,292	664,787

Income before income taxes and equity in earnings from unconsolidated subsidiaries	182,618	91,012	40,974
Equity in earnings from unconsolidated subsidiaries	19,603	10,126	9,327

Income before income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	202,221	101,138	50,301
Provision for income taxes	83,997	44,166	17,993
Minority interest in income of consolidated subsidiaries	103,994	51,093	38,294

Income from continuing operations	14,230	5,879	(5,986)
Discontinued operations, less income tax (benefit) provision of $(517) in 2003 and $303 in 2002	—	1,143	2,536
Extraordinary items, less income taxes of $2,771	—	—	23,749
Cumulative effect of a change in accounting principle, less income tax (benefit) provision of $(1,246) in 2002	—	—	(15,107)

Net income	14,230	7,022	5,192
5% Preferred Stock dividends	392	—	—

Net income available to common shareholders	$13,838	7,022	5,192

(Continued)

See accompanying notes to consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Earnings per share:
Basic earnings (loss) per share before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	$0.57	$0.26	$(0.27)
Basic earnings per share from discontinued operations	—	0.05	0.11
Basic earnings per share from extraordinary items	—	—	1.06
Basic loss per share from cumulative effect of a change in accounting principle	—	—	(0.67)

Basic earnings per share	0.57	0.31	0.23

Diluted earnings (loss) per share before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	$0.47	$0.21	$(0.28)
Diluted earnings per share from discontinued operations	—	0.04	0.11
Diluted earnings per share from extraordinary items	—	—	1.04
Diluted loss per share from cumulative effect of a change in accounting principle	—	—	(0.66)

Diluted earnings per share	0.47	0.25	0.21

Basic weighted average number of common shares outstanding	24,183	22,818	22,454

Diluted weighted average number of common and common equivalent shares outstanding	27,806	26,031	22,454

See accompanying notes to consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Net income	$14,230	$7,022	$5,192

Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on securities available for sale, net of income tax provision (benefit) $281 in 2004, $ in $(620) in 2003 and $153 in 2002	448	(988)	244
Minimum pension liability net of income tax provision (benefit) $(416) in 2004, $639 in 2003 and $(650) in 2002	(662)	1,018	(1,035)
Unrealized gain (loss) associated with investment in unconsolidated real estate subsidiary, net of income tax provision (benefit) $(17) in 2004, $79 in 2003 and $(39) in 2002	(42)	121	(62)
Accumulated gains associated with cash flow hedges, net of income tax $198 in 2003 and $(80) in 2002	—	315	(127)
Reclassification adjustment for cash flow hedges	—	70	(74)
Reclassification adjustment for net gain included in net income	(332)	126	(770)

	(588)	662	(1,824)

Comprehensive income	$13,642	$7,684	$3,368

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

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For each of the years in the three year period ended December 31, 2004
(In thousands)

					Accumulated
					Other
					Compre-
	Class A	Class B	Additional		hensive
	Common	Common	Paid-in	Retained	Income
	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance, December 31, 2001	$58	$21	$24,206	$47,195	$2,692	$74,172
Net income	—	—	—	5,192	—	5,192
Other comprehensive loss, net of tax	—	—	—	—	(1,824)	(1,824)
Net effect of Bancorp capital transactions, net of income taxes	—	—	(15)	—	—	(15)
Retirement of Class B common stock	—	(1)	(318)	—	—	(319)
Issuance of Class B common stock	—	1	144	—	—	145
Tax effect relating to the exercise of stock options	—	—	60	—	—	60

Balance, December 31, 2002	$58	$21	$24,077	$52,387	$868	$77,411
Net income	—	—	—	7,022	—	7,022
Other comprehensive income	—	—	—	—	662	662
Net effect of subsidiaries capital transactions, net of income taxes	—	—	(252)	—	—	(252)
Common stock splits	104	—	—	(104)	—	—
Issuance of common stock	1	2	279	—	—	282
Tax effect relating to the exercise of stock options	—	—	550	—	—	550

Balance, December 31, 2003	$163	$23	$24,654	$59,305	$1,530	$85,675
Net income	—	—	—	14,230	—	14,230
Other comprehensive loss, net of tax	—	—	—	—	(588)	(588)
Net effect of subsidiaries’ capital transactions, net of income taxes	—	—	5,812	—	—	5,812
Retirement of Common Stock	—	(6)	(7,276)	—	—	(7,282)
Issuance of Common Stock	—	24	1,767	—	—	1,791
Issuance of 5% Preferred Stock	—	—	14,988	—	—	14,988
Cash dividends on 5% Preferred Stock	—	—	—	(392)	—	(392)
Common stock split	54	—	—	(54)	—	—
Tax effect relating to the exercise of stock options	—	—	11,017	—	—	11,017

Balance, December 31, 2004	$217	$41	$50,962	$73,089	$942	$125,251

See accompanying notes to consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Operating activities:
Income from continuing operations	$14,230	$5,879	$(5,986)
Income from discontinued operations, net of tax	—	1,143	2,536
Income from extraordinary item, net of tax	—	—	23,749
Cumulative effect of a change in accounting principle, net of tax	—	—	(15,107)
Adjustment to reconcile net income to net cash provided by operating activities:
Minority interest in income of consolidated subsidiaries	103,994	51,093	38,294
Provision for loan losses, real estate owned and tax certificates	(5,105)	1,465	17,019
Depreciation, amortization and accretion, net	17,577	19,167	11,128
Amortization of intangible assets	1,715	1,772	1,360
Securities activities, net	(7,198)	1,110	(8,578)
Gains on sale of REO	(694)	(1,984)	(117)
Gain on Gruntal transaction	—	—	(26,520)
Equity in earnings from unconsolidated subsidiaries	(19,603)	(10,126)	(9,327)
Restructuring charges and impairment write-downs, net	—	257	4,852
Impairment of goodwill	—	—	16,353
Impairment of securities	362	3,071	20,384
Litigation settlements	(23,987)	—	—
Cost associated with debt redemption	11,741	12,543	3,125
Issuance of forgivable notes receivable to Ryan Beck employees	(8,079)	(6,260)	(10,463)
Originations and repayment of loans held for sale, net	(162,410)	(32,305)	(24,091)
Proceeds from sales of loans held for sale	170,709	44,617	41,602
(Decrease) increase in securities owned activities, net	(878)	(43,194)	33,751
Increase in real estate inventory	(142,511)	(52,642)	(57,131)
(Increase) decrease in accrued interest receivable	(8,093)	6,124	2,557
Decrease (increase) in deferred tax liabilities, net	17,894	13,073	(1,954)
(Increase) decrease in other assets	(2,085)	(7,651)	(849)
Increase (decrease) in other liabilities	47,525	78,397	(25,399)
(Decrease) increase in due to clearing agent	(25,202)	10,353	(32,876)
Increase (decrease) in securities sold but not yet purchased	1,649	3,591	(1,629)

Net cash (used in) provided by operating activities	$(18,449)	$99,493	$(3,317)

Investing activities:
Purchase of investment securities and tax certificates	(319,256)	(205,209)	(238,700)
Proceeds from redemption and maturity of investment securities and tax certificates	220,414	205,677	239,176
Purchase of securities available for sale	(677,050)	(279,127)	(356,795)
Proceeds from sales and maturities of securities available for sale	308,529	631,350	772,339
Net purchases and (originations) repayments of loans and leases	(928,493)	(235,735)	(23,776)
Proceeds from sales of real estate owned	3,821	10,807	6,015
Purchase of properties and net additions to office properties and equipment	(75,759)	(16,104)	(23,676)
Proceeds from sales of properties and equipment	—	—	1,986
Proceeds from sales of bank facilities real estate held for sale	852	—	6,012
(Investments) and repayments from unconsolidated subsidiaries, net	10,442	1,044	(49,902)
(Purchases) redemptions of FHLB stock, net	(38,294)	24,618	(452)
Net cash proceeds from the sale of Ryan Beck’s subsidiaries	—	9,955	—
Acquisitions, net of cash acquired	(6,109)	—	(52,783)

Net cash (used in) provided by investing activities	$(1,500,903)	$147,276	$279,444

(Continued)

See accompanying notes to consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Financing activities:
Net increase in deposits	$399,060	$137,587	$47,858
Reduction in deposits from sale of in-store branches, net	—	—	(42,597)
Proceeds from FHLB advances	1,220,000	275,000	227,499
Repayments of FHLB advances	(469,323)	(799,991)	(172,736)
Net increase (decrease) in federal funds purchased	105,000	—	(61,000)
Proceeds from notes and bonds payable	325,401	134,016	158,831
Issuance of trust preferred securities	—	—	180,375
Issuance of junior subordinated debentures	—	77,320	—
Repayment of notes and bonds payable	(227,621)	(112,563)	(95,772)
Retirement of subordinated notes and debentures	—	(70,855)	(21,716)
Retirement of trust preferred securities	—	—	(74,750)
Net increase (decrease) in securities sold under agreements to repurchase	133,119	4,767	(289,791)
Change in minority interest	—	—	(61)
Issuance of 5% Preferred Stock, net of issuance cost	14,988	—	—
5% Preferred Stock dividends paid	(392)	—	—
Issuance of BFC common stock upon exercise of stock options	1,791	282	205
Retirement of BFC Class B common stock accepted as consideration for the minimum withholding tax upon the exercise of stock options	(7,282)	—	(319)
Issuance of Levitt Corporation common stock, net of issuance cost	114,769	—	—
Levitt common stock dividends paid to non-BFC shareholders	(661)
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(6,331)	(5,839)	(5,411)
Venture Partnerships distribution paid to non-BFC partners	(1,376)	—	—
Issuance of BankAtlantic Bancorp common stock	2,334	4,472	1,296
Retirement of BankAtlantic Bancorp Class A common stock accepted as consideration for the minimum withholding tax upon the exercise of stock options	(2,946)	—	—

Net cash provided by (used in) financing activities	1,600,530	(355,804)	(148,089)

Increase (decrease) in cash and cash equivalents	81,178	(109,035)	128,038
Cash and cash equivalents at the beginning of period	143,542	252,577	124,539

Cash and cash equivalents at end of period	$224,720	$143,542	$252,577

Cash paid for:
Interest paid on borrowings and deposits, net of capitalized interest	$89,193	$121,384	$160,069
Income taxes paid	56,044	31,115	36,790
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to REO	1,401	2,450	13,067
Net loan recoveries (charge-offs)	5,524	(1,146)	(19,784)
Tax certificate net charge-offs	(427)	(203)	(1,123)
Decrease in minority interest resulting from the retirement of BankAtlantic Bancorp Class A common stock obtained from litigation settlement	6,058	—	—
BankAtlantic Bancorp decreases in current income taxes payable from the tax effect of fair value of employee stock options	6,610	2,264	440
Securities purchased pending settlement	25,546	—	—
Increase (decrease) in accumulated other comprehensive income, net of taxes	(588)	662	(1,824)
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	5,812	(252)	(15)
Increase in shareholders’ equity for the tax effect related to the exercise of employee stock options	11,017	550	60
Fair value of assets acquired from acquisition of Bowden Building Corporation	26,463	—	—
Fair value of liabilities assumed from acquisition of Bowden Building Corporation	20,354	—	—
Note receivable issued in connection with the GMS sale	—	13,681	—
Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	409	—
Adjustment to goodwill related to the allowance for loan losses	—	734	9,144
Securities held to maturity transferred to available for sale	—	14,505	—
Transfer of fixed assets to real estate held for sale	—	1,000	—
Increase in investments in unconsolidated subsidiaries related to deconsolidation of trusts formed to issue trust preferred securities	—	7,910	—
Increase in junior subordinated debentures related to trust deconsolidation	—	7,910	—
Transfer of guaranteed preferred beneficial interest in BankAtlantic Bancorp’s junior subordinated debentures to junior subordinated debentures	—	180,375	—
Change in minority interest resulting from issuance of BankAtlantic Bancorp Class A common stock upon conversion of subordinated debentures	—	211	25
Issuance of notes payable under the Ryan Beck deferred compensation plan	—	—	3,675
Decrease in minority interest resulting from the distribution of securities investment	—	—	(8,655)

See accompanying notes to consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation - BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company with investments in companies engaged in retail and commercial banking, full service investment banking and brokerage, homebuilding, master planned community development and time share and vacation ownership. The Company also holds interests in an Asian themed restaurant chain and various real estate and venture capital investments. The Company’s principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). Through its control of BankAtlantic Bancorp, BFC has indirect controlling interests in BankAtlantic and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”). Through its control of Levitt, BFC has indirect controlling interests in Levitt and Sons, LLC (“Levitt and Sons”) and Core Communities, LLC (“Core Communities”) and an indirect non-controlling interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling minority investment in Benihana, Inc. (“Benihana”). As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

BankAtlantic Bancorp (NYSE:BBX) is a Florida-based diversified financial services holding company. BankAtlantic Bancorp’s principal assets include the capital stock of BankAtlantic and Ryan Beck. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida, which provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 74 branches. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck offers a wide range of investment and insurance products for retail and institutional clients through 39 offices in 14 states.

Through December 31, 2003, Levitt was a wholly-owned subsidiary of BankAtlantic Bancorp. On December 2, 2003, the BankAtlantic Bancorp Board of Directors authorized the spin-off of Levitt to the shareholders of BankAtlantic Bancorp by declaring a stock dividend of all of BankAtlantic Bancorp’s shares of Levitt. BankAtlantic Bancorp’s shareholders, including the Company, each received one share of Levitt Class A Common Stock for every four shares of BankAtlantic Bancorp Class A Common Stock owned, and one share of Levitt Class B Common Stock for every four shares of BankAtlantic Bancorp Class B Common Stock owned. The shares were distributed on December 31, 2003 to shareholders of record on December 18, 2003. As a consequence of the spin-off, the Company’s ownership position in Levitt on December 31, 2003 was initially identical to the Company’s ownership position in BankAtlantic Bancorp, including the Company’s control of more than 50% of the vote of these companies. In April 2004, Levitt sold 5 million shares of its Class A Common Stock in an underwritten public offering, resulting in net proceeds to Levitt of approximately $114.8 million. As a result of this offering, the Company’s ownership position in Levitt was reduced to 16.6% of its total equity and a 52.9% voting interest at December 31, 2004.

Levitt (NYSE:LEV) engages in homebuilding, land development and other real estate activities through Levitt and Sons, Core Communities, Levitt Commercial, LLC (“Levitt Commercial”), Bowden Building Corporation (“Bowden”), and investments in real estate projects. Levitt also owns approximately 31% of the outstanding common stock of Bluegreen, a New York Stock Exchange-listed (NYSE:BXG) company that acquires, develops, markets and sells vacation ownership interests in primarily “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities. Levitt acquired Bowden on April 28, 2004 for approximately $7.4 million.

As a holding company with control positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require the consolidation of the financial results of both companies with those of BFC. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from the entity. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 22.0% and 16.6%, respectively, which results in BFC recognizing 22.0% and 16.6% of BankAtlantic Bancorp’s and Levitt’s income, respectively.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

BFC’s ownership in BankAtlantic Bancorp and Levitt is as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	15.09%	8.00%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.98%	55.00%

Levitt
Levitt Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.62%	52.91%

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

Certain amounts for prior years have been reclassified to conform with revised statement presentation for 2004.

Consolidation Policy — The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority-controlled subsidiaries, including BankAtlantic Bancorp and Levitt, majority-owned joint ventures and variable interest entities in which the Company’s subsidiaries are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).

Cash Equivalents — Cash and due from depository institutions include demand deposits at other financial institutions and money market funds. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days.

Restricted Cash — Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land sale contracts, home sales and other arrangements. Restricted funds may only be utilized in accordance with the terms of the applicable governing documents. The majority of restricted funds are controlled by third-party escrow fiduciaries. Restricted cash is included in Other Assets in the Company’s Statements of Financial Condition.

Debt and Equity Securities — Debt securities are classified based on management’s intention on the date of purchase. Debt securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at amortized cost. Trading account securities consist of securities that are bought and held principally for the purpose of selling them in the near term and are carried at fair value with changes in the fair value included in earnings. All other debt securities are classified as available for sale and carried at fair value with the net unrealized gains and losses included in stockholders’ equity on an after-tax basis as other comprehensive income. The fair value of securities available for sale was estimated by obtaining prices actively quoted on national markets using a price matrix or applying management valuation models. Declines in the fair value of individual held to maturity and available for sale securities below their amortized cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.

Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends income using the interest method over the lives of the securities, adjusted for actual prepayments.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific-identification method

Marketable equity securities and mutual funds which are included in securities available for sale are carried at fair value with the net unrealized gains and losses included in shareholders’ equity on an after-tax basis as other comprehensive income. Declines in the fair value of individual equity securities and mutual funds below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value. The fair value of marketable equity securities and mutual funds was estimated by obtaining prices actively quoted on national markets. Equity securities that do not have readily determinable fair values are classified as investment securities and carried at historical cost. These securities are evaluated for other than temporary declines in value, and, if impaired, the historical cost of the securities is written down through charges to earnings to estimated fair value.

The specific identification method was used in determining cost in computing realized gains and losses in connection with sales of debt and equity securities.

Tax Certificates — Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are classified as investment securities and are carried at cost, net of an allowance for probable losses, which approximates fair value.

Allowance for Tax Certificate Losses – The allowance represents management’s estimate of incurred losses in the portfolio that are probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 24 to 60 months delinquent, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued. The provision to record the allowance is included in other expenses.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.

Loans Held for Sale — Such loans are reported at the lower of aggregate cost or estimated fair value based on current market prices for similar loans. Loan origination fees and related direct loan origination costs on originated loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold and included in gains and losses upon sale.

Allowance for Loan Losses - The allowance for loan losses reflects management’s estimate of probable incurred credit losses in the loan portfolios. Loans are charged off against the allowance when management believes the uncollectibility of the loan balance is confirmed. Recoveries are credited to the allowance.

The allowance consists of three components. The first component of the allowance is for high-balance “non-homogenous” loans that are individually evaluated for impairment. A loan is impaired when collection of principal and interest based on the contractual terms of the loan is not likely to occur. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of classified loans. Once an individual loan is found to be impaired, a valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. Non-homogenous loans that are not impaired are assigned an allowance based on historical data by product. The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, lease financing, and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of trends in industries, analysis of historical losses, static pool analysis, delinquency trends, and credit scores. The third component of the allowance is determined separately from the procedures outlined above. This component addresses certain industry and geographic concentrations, the view of regulators and changes in composition of the loan portfolio. Management believes the allowance for loan losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for loan losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of the geographic areas in which BankAtlantic holds loans.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Non-performing Loans — A loan is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90-day past due loans on non-accrual may be made if there exists an abundance of collateral and the loan is in the process of collection. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms. Interest income on performing impaired loans is recognized on an accrual basis.

Consumer non-mortgage loans and lease financing contracts that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to fair value less cost to sell.

Real Estate Owned (“REO”) — REO is recorded at the lower of cost or estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Expenditures for capital improvements made thereafter are generally capitalized. Real estate acquired in settlement of loans is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values from the initially recorded amount. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. Management obtains independent appraisals for significant properties.

Investment Banking Activities – Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Ryan Beck acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger and acquisition and financial restructuring advisory services. Investment banking management fees are recorded as earned, provided no contingency of payment exists. Sales concessions are recorded on trade date, and underwriting fees are recorded at the time the underwriting is completed and the income is reasonably determined.

Securities Transactions — Proprietary securities transactions in regular-way trades are recorded on a trade date basis. Profit and loss arising from all securities transactions entered into for the account and risk of Ryan Beck are recorded on a trade date basis. Customers’ securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition

Securities Owned and Securities Sold, But Not Yet Purchased – Securities owned and securities sold, but not yet purchased are associated with proprietary securities transactions entered into by Ryan Beck and are accounted for at fair value with changes in the fair value included in earnings. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, management’s estimates of amounts to be realized on settlement or management valuation model associated with securities that are not readily marketable.

Real Estate Held for Development and Sale – This includes land, land development costs, interest and other construction costs associated with Levitt’s real estate inventory, BankAtlantic Bancorp’s investment in a real estate variable interest entity and BFC’s real estate property, an outlet center in North Carolina. Real estate inventory is stated at the accumulated cost or when circumstances indicate that the inventory is impaired at estimated fair value. The estimated fair value of real estate is evaluated based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years.

Land and indirect land development costs are accumulated by specific area and allocated to various parcels or housing units using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of tangible selling costs, prepaid local government fees and capitalized real estate taxes. Tangible selling costs are capitalized by communities and represent costs incurred that are used directly throughout the selling period to aid in the sale of housing units, such as model furnishings and decorations, sales

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

office furnishings and facilities, exhibits, displays and signage. These tangible selling costs are capitalized and expensed to cost of sales of the benefited home sales. Start-up costs and other selling expenses are expensed as incurred.

Interest is capitalized at the effective rates paid on borrowings incurred for real estate inventory during the preconstruction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is expensed as a component of cost of sales as related homes, land and units are sold. The following table is a summary of interest incurred on notes and mortgage notes payable and the amounts capitalized (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Interest expense	$101,139	$122,269	$159,546
Interest capitalized	(12,238)	(8,884)	(7,668)

Interest expense, net	$88,901	$113,385	$151,878

Revenue and all related costs and expenses from home and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when other sale and profit recognition criteria are satisfied as required under generally accepted principles in the United States of America for real estate transactions. In order to properly match revenues with expenses, an estimation is made as to certain construction and land development costs incurred but not yet paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas. The accuracy of estimates are monitored by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and modifications are made to the estimates based on these comparisons. We do not expect the estimation process to change in the future nor do we expect actual results to materially differ from such estimates.

Investments in Unconsolidated Subsidiaries – The Company follows the equity method of accounting to record its interests in subsidiaries in which it does not own the majority of the voting stock. Effective January 1, 2003, the Company implemented FIN No. 46, which required the Company to use the equity method to account for its investments in variable interest entities in which it is not the primary beneficiary. As a result of the adoption of this standard in 2003, the Company began accounting for its interest in statutory business trusts (utilized in the issuance of trust preferred securities) under the equity method. Under this method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings or losses. Distributions received reduce the carrying amount of the investment.

Goodwill and Other Intangible Assets – The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. As of the adoption date, the Company no longer amortizes goodwill over its useful life. Instead, goodwill is tested for impairment annually at the reporting unit level, by comparing the fair value of the reporting unit to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill.

At the date of adoption the fair values of all reporting units, except for the Ryan Beck, exceeded their respective carrying amounts at the adoption date. Based on an independent valuation, a $15.1 million impairment loss (net of a $1.2 million tax benefit) related to Ryan Beck was recorded effective as of January 1, 2002 as the cumulative effect of a change in accounting principle.

Other intangible assets consist of core deposit intangible assets which were initially measured at fair value and are amortized over their useful life of ten years.

Properties and Equipment – Properties and equipment consists primarily of office premises, office furniture and fixtures, computer equipment and water treatment and irrigation facilities. Land is carried at cost. Office properties, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and 3-10 years for equipment. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.

Expenditures for new properties and equipment and major renewals and betterments are capitalized.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Expenditures for maintenance and repairs are charged to expense as incurred, and gains or losses on disposal of assets are reflected in current operations.

Impairment of Long Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for impairment, the Company compares the expected future cash flows (undiscounted and without interest charges) to the carrying amount of the asset and records an impairment loss if the carrying amount exceeds the expected future cash flows.

Long-lived assets to be abandoned or distributed to owners in a spin-off are considered held and used until disposed. The depreciable life of a long-lived asset to be abandoned is revised and the asset is depreciated over its shortened depreciable life when an entity commits to a plan to abandon the asset before the end of its previously estimated useful life. An impairment loss is recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization) is ceased.

Advertising — Advertising expenditures are expensed as incurred.

Income Taxes – BFC and its wholly owned subsidiaries file a consolidated U.S. federal income tax return. Subsidiaries in which the Company owns less than 80% of the outstanding common stock, including BankAtlantic Bancorp and Levitt, are not included in the Company’s consolidated U.S. federal income tax return. The Company and its subsidiaries file separate state income tax returns for each state jurisdiction.

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

Derivative Instruments — All derivatives are recognized on the statement of financial condition at their fair value. On the date the derivative contract is entered, the Company evaluates the derivative in order to determine if it qualifies for hedge accounting. The hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in earnings in the Company’s statements of operations. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

At December 31, 2004 and 2003 the Company’s derivatives consisted of commitments to sell residential mortgage loans which were accounted for at fair value.

Minority Interest- Minority interest reflects third parties’ ownership interest in entities that are less than 100% owned by the Company.

Earnings Per Common Share –Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method. The diluted earnings per share computations take into consideration the potential dilution from securities issued by subsidiaries that enable their holders to

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

obtain the subsidiary’s common stock. The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding, when dilutive. For all periods, the shares of the Company issued in connection with a 1984 acquisition are considered outstanding after elimination of the Company’s percentage ownership of the entity that received the shares issued in that acquisition.

Brokered Deposits –Brokered deposits are accounted for at historical cost and discounts or premiums, if any, are amortized or accreted using the interest method over the term of the brokered deposit.

Stock-Based Compensation Plans – During the year ended December 31, 2004, the Company maintained both qualifying and non-qualifying stock-based compensation plans for its employees and directors. These are described more fully in Note 13. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employee” and related Interpretations. No compensation is recognized in connection with option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant. The tax benefit recognized upon the exercise of certain options is recorded as a component of additional paid-in-capital.

The following table illustrates the effect on net earnings and net earnings per share for each of the last three years as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based compensation – Transition and Disclosure”, to stock-based employee compensation (in thousands, except per share data):

	For the Years Ended December 31,
(In thousands, except per share data)	2004	2003	2002
Pro forma net income
Net income available to common shareholders, as reported	$13,838	$7,022	$5,192
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and minority interest	38	52	55
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(897)	(639)	(477)

Pro forma net income	$12,979	$6,435	$4,770

Earnings per share:
Basic as reported	$0.57	$0.31	$0.23

Basic pro forma	$0.54	$0.28	$0.21

Diluted as reported	$0.47	$0.25	$0.21

Diluted pro forma	$0.44	$0.23	$0.19

New Accounting Pronouncements:

In December 2004, FASB issued Statement No. 123 (revision) (“Share-based payments”.) This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement also establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations instead requiring all share based payments be accounted for using a fair value method. For public companies the Statement will be effective in the first interim or annual reporting period that begins after June 15, 2005. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application.” Under the modified prospective application, this Statement applies to new awards granted after the effective date and to unvested awards at the effective date. Under the modified retrospective application, the Company would apply the modified prospective method, but also restate

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

the prior financial statements to include the amounts that were previously recognized in the pro forma disclosures under Statement No. 123. Additionally, under the modified retrospective application the Company can choose to only restate the prior interim periods in the year of adoption as the effective date of the Statement does not coincide with the beginning of the Company’s fiscal year. Management will adopt the Statement on July 1, 2005 and is currently evaluating the two transitional applications. Management estimates that compensation expense resulting from currently unvested options would be approximately $1.9 million to be recorded over the remaining vesting period.

In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67.) This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Bluegreen has indicated in its periodic reports filed with the SEC that this pronouncement is not expected to have a material effect on Bluegreen’s financial statements. Accordingly, management does not believe that this Statement will have a material effect on the Company’s consolidated financial statements.

The Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF provides guidance on the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115 and investments accounted for under the cost method of accounting. The guidance of EITF 03-01 requires that the Company make evidence-based judgments about the recovery of the unrealized loss (impairment), if any, on each security considering the severity and duration of the impairment and the Company’s ability and intent to hold the securities until the forecasted recovery. In September 2004 the FASB issued a FSP that delayed the effective date for the measurement and recognition guidance for the meaning of other-than-temporary impairment. The disclosure requirements were not deferred. At December 31, 2004, the securities portfolios were evaluated for other-than-temporary declines in value based on existing guidance contained in FASB No. 115, SAB Topic 5-M and FASB Staff Implementation Guide to FASB No. 115 resulting in approximately $362,000 in other-than-temporary impairment of the securities portfolios.

In December 2003, the American Institute of Certified Public Accountants’ (“AICPA”) Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3 (“SOP”). The SOP addresses accounting for loans and debt securities acquired in purchase business combinations or purchased subsequent to origination with evidence of deterioration in credit quality since origination. The SOP prohibits the creation of valuation allowances in the initial accounting of all loans acquired that meet the criteria of the SOP. The SOP does not apply to originated loans. The SOP limits the yield that may be accreted to the excess of the purchaser’s estimate of undiscounted expected principal, interest and other cash flows over the purchaser’s initial investment. The SOP requires excess contractual cash flows over cash flows expected to be collected to not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairments. The SOP is effective for loans and securities acquired in fiscal years beginning after December 15, 2004 with early adoption encouraged. Upon adoption as of January 1, 2005, the SOP did not have an impact on the Company’s financial statements

2. Discontinued Operations and Acquisitions

Discontinued Operations

During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, GMS and Cumberland Advisors, Inc. (“Cumberland”). The above transactions are presented as discontinued operations in the Company’s statements of operations for the years ended December 31, 2003 and 2002.

As part of Ryan Beck’s acquisition of certain of the assets and assumption of certain of the liabilities of Gruntal & Co, LLC, in April 2002, Ryan Beck acquired all of the membership interests in The GMS Group, L.L.C. (“GMS”). Since its acquisition, GMS was operated as an independent business unit. After a receipt of an offer by GMS’s management to purchase GMS from Ryan Beck, Ryan Beck sold its entire membership interest in GMS to GMS Group Holdings Corp. (“Buyer”) in August 2003 for $22.6 million. The Buyer was formed by the management of GMS along with other investors.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Ryan Beck received cash proceeds from the sale of $9.0 million and a $13.6 million secured promissory note issued by the Buyer with recourse to the management of GMS. The note is secured by the membership interest in GMS and contains covenants that require GMS to maintain certain capital and financial ratios. If these covenants are not maintained, Ryan Beck can exercise its rights of default under the note, including pursing the sale of the collateral. Ryan Beck did not recognize any gain or loss associated with the transaction. The promissory note is at a federal funds rate plus an applicable margin and is payable in 27 equal quarterly installments continuing until June 2010 with a final payment of $4.4 million in September 2010. At December 31, 2004 and 2003, the outstanding balance of the promissory note was $6.1 million and $12.0 million, respectively.

During the second quarter of 2003, Ryan Beck sold its entire interest in Cumberland for $1.5 million and recognized a $228,000 loss.

The components of earnings from discontinued operations were as follows (in thousands):

	For the Years Ended December 31,
(in thousands)	2003	2002
Revenues:
Interest income	$6,279	$5,424
Investment banking income	17,782	20,418
Other	1,375	1,706

	25,436	27,548

Expenses:
Interest expense	1,039	1,237
Employee compensation and benefits	17,377	17,986
Other	6,394	5,486

	24,810	24,709

Income before income taxes	626	2,839
(Benefit) provision for income taxes	(517)	303

Income from discontinued operations, net of tax	$1,143	$2,536

The following table summarizes the assets and liabilities sold or transferred associated with discontinued operations and the cash proceeds received or transferred (in thousands):

Cash	$815
Securities owned	105,083
Property and equipment	559
Goodwill	1,204
Other assets	5,479
Securities sold but not yet purchased	(3,781)
Due to clearing agent	(80,561)
Other liabilities	(4,347)

Net assets sold or transferred	24,451
Notes receivable — GMS Holdings, Inc.	(13,681)
Cash sold	(815)

Net cash proceeds received	$9,955

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Acquisitions

On April 28, 2004 Levitt acquired Bowden for approximately $7.4 million in cash. The acquisition was accounted for under the purchase method of accounting. Under this method the assets acquired and the liabilities assumed were recorded at their estimated fair value. The amount of the purchase price in excess of the estimated fair value of net assets acquired, recorded as goodwill, was approximately $1.3 million. The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the purchase of all of Bowden’s capital stock (in thousands):

Cash, cash equivalents and restricted cash	$1,335
Inventory	21,927
Property and equipment	409
Other assets	2,820
Goodwill	1,307

Fair value of assets acquired	27,798

Accounts payable and accrued liabilities	2,747

Customer deposits	287
Notes payable	16,725
Deferred tax liability	595

Fair value of liabilities assumed	20,354

Purchase price	7,444
Cash acquired	(1,335)

Purchase of Bowden, net of cash acquired	$6,109

On April 26, 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal and acquired all of the membership interests in GMS the (“Gruntal transaction”). The assets acquired from Gruntal include all of Gruntal’s customer accounts, furniture, leasehold improvements and equipment owned by Gruntal at the offices where Gruntal’s financial consultants were located, assets related to Gruntal’s deferred compensation plan and forgivable notes. The consideration provided by Ryan Beck for this transaction was the assumption of a note payable related to furniture and equipment in the Gruntal offices, assumption of non-cancelable leases associated with the Gruntal offices acquired, obligations owed to financial consultants participating in Gruntal’s deferred compensation plan that accepted employment with Ryan Beck, and the payment of $6.0 million in cash.

The Gruntal transaction was accounted for by the purchase method of accounting. Under this method the acquired assets and assumed liabilities of Gruntal were recorded at their estimated fair value, and the amount of estimated fair value of net assets in excess of the purchase price was used to write down non-financial assets. The remaining balance was recorded as an extraordinary income item. The Company’s financial statements reflect the Gruntal transaction since April 26, 2002.

On March 22, 2002, BankAtlantic acquired Community, for $170.3 million in cash and immediately merged Community into BankAtlantic. At the acquisition date, BankAtlantic Bancorp made a $78.5 million capital contribution to BankAtlantic. BankAtlantic funded the acquisition of Community using such capital contribution received from BankAtlantic Bancorp and funds obtained from the liquidation of investments. Community’s results of operations have been included in the Company’s consolidated financial statements since March 22, 2002. Community was a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. At March 22, 2002, Community had assets of $909 million, deposits of $637 million and 21 branches.

The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively (in thousands):

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	Community	Gruntal		Total
Cash and interest-earning deposits	$124,977	$886		$125,863
Securities available for sale	79,768	—		79,768
Securities owned	—	151,909		151,909
Loans receivable, net	623,469	—		623,469
FHLB stock	8,063	—		8,063
Investments and advances in unconsolidated subsidiaries	16,122	—		16,122
Goodwill	55,068	—		55,068
Core deposit intangible asset	15,117	—		15,117
Other assets	46,620	12,597		59,217

Fair value of assets acquired	969,204	165,392		1,134,596

Deposits	639,111	—		639,111
FHLB advances	138,981	—		138,981
Other borrowings	14,291	3,427		17,718
Securities sold, but not yet purchased	—	1,201		1,201
Due to clearing agent	—	101,705		101,705
Other liabilities	6,022	27,463	(1)	33,485

Fair value of liabilities assumed	798,405	133,796		932,201
Fair value of net assets acquired over cost	—	(23,749)	(2)	(23,749)

Purchase price	170,799	7,847		178,646
Cash acquired	(124,977)	(886)		(125,863)

Purchase price net of cash acquired	$45,822	$6,961		$52,783

(1)	Included in Gruntal’s other liabilities were a $21 million deferred compensation plan obligation, of which $18.3 million was vested. Also included in other liabilities was $675,000 of termination costs for contract obligations related to leased equipment and $654,000 of contract termination obligations associated with closing certain Gruntal branches.

(2)	The Company recognized an extraordinary gain of $23.7 million, net of income taxes of $2.8 million, and reduced the carrying amount of non-financial assets by $11.2 million as a result of the fair value of the assets acquired exceeding the cost of the Gruntal transaction. BankAtlantic Bancorp did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquired because BankAtlantic Bancorp acquired the GMS membership interest rather than the net assets.

The purchase price of Community consisted of $170.3 million in cash and $500,000 of acquisition professional fees. The cost of the Gruntal transaction consisted of a $6.0 million cash payment, $750,000 of acquisition professional fees and an estimated $1.05 million of contingent consideration payable to Gruntal. The $1.05 million contingent consideration to Gruntal relates to possible deferred compensation plan participant forfeitures and represents the maximum amount of additional consideration. Ryan Beck paid Gruntal $350,000 of contingent consideration during each of the years ended December 31, 2004 and 2003.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

	2002
(In thousands, except per share data)	Historical	Pro Forma
Interest income	$304,700	$320,654
Interest expense	151,878	158,598
Provision for loan losses	14,077	16,121
Loss from continuing operations	$(5,986)	$(6,498)

Basic loss per share from continuing operations	$(0.27)	$(0.29)

Diluted loss per share from continuing operations	$(0.28)	$(0.30)

During April 2002, BankAtlantic Bancorp and Levitt’s ownership in Bluegreen Corporation, a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land, increased from approximately 5% to 40%. This interest in Bluegreen was acquired for an aggregate purchase price of approximately $56 million. BankAtlantic Bancorp acquired approximately 5% of Bluegreen common stock during the first quarter of 2001, and Levitt acquired approximately 35% of Bluegreen common stock in April 2002. The Company’s investment in Bluegreen is accounted for as an investment in an unconsolidated subsidiary using the equity method of accounting.

3. Available for Sale Securities, Investment Securities, Tax Certificates and Short-Term Investments

The following tables summarize available-for-sale securities, investment securities and tax certificates (in thousands) :

	Available for Sale				Available for Sale
	December 31, 2004				December 31, 2003
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value	Cost	Appreciation	Depreciation	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$401,566	$3,848	$1,587	$403,827	$315,520	$6,262	$529	$321,253
Real estate mortgage investment conduits	96,938	188	436	96,690	17,378	120	—	17,498

Total mortgage-backed securities	498,504	4,036	2,023	500,517	332,898	6,382	529	338,751

Investment Securities:
Tax-exempt securities	219,322	2,062	1,030	220,354	—	—	—	—
Other bonds	585	—	—	585	585	—	—	585
Equity securities	23,141	4,404	—	27,545	16,635	4,471	—	21,106

Total investment securities	243,048	6,466	1,030	248,484	17,220	4,471	—	21,691

Total	$741,552	$10,502	$3,053	$749,001	$350,118	$10,853	$529	$360,442

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	Investment Securities and Tax Certificates
	December 31, 2004				December 31, 2003
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value
Tax certificates (1) —
Net of allowance of $3,297	$166,731	$—	$—	$166,731	$—	$—	$—	$—
Net of allowance of $2,870	—	—	—	—	190,906	—	—	190,906
Tax-exempt securities	133,562	302	777	133,087	—	—	—	—
Limited partnership (2)	5,000	345	—	5,345	—	—	—	—
Investment securities (3)	12,253	—	—	12,253	1,800	—	—	1,800

	$317,546	$647	$777	$317,416	$192,706	$—	$—	$192,706

(1)	Management considers estimated fair value equivalent to book value for tax certificates since these securities have no readily traded market and are deemed to approximate fair value.

(2)	The limited partnership invests in companies in the financial service industry and is recorded at fair value in Investment Securities and Tax Certificates.

(3) Investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value. Also included in investment securities is BFC’s investment in Benihana of $10.0 million as discussed in Note 4.

The following table shows the gross unrealized losses and fair value of the Company’s available for sale securities and investment securities with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed securities	$91,091	$(1,256)	$52,253	$(331)	$143,344	$(1,587)
Real estate mortgage investment conduits	71,705	(436)	—	—	71,705	(436)
Tax exempt securities	71,523	(1,030)	—	—	71,523	(1,030)

Total available for sale securities:	234,319	(2,722)	52,253	(331)	286,572	(3,053)

Investment securities
Tax exempt securities	78,585	(777)	—	—	78,585	(777)

Total	$312,904	$(3,499)	$52,253	$(331)	$365,157	$(3,830)

Unrealized losses on mortgage-backed securities outstanding greater than twelve months at December 31, 2004 were caused by interest rate increases. The cash flows of these securities are guaranteed by government agencies. Management expects that the mortgage-backed securities would not be settled at a price less than the carrying amount. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2004.

Unrealized losses on securities outstanding less than twelve months at December 31, 2004 were also caused by interest rate increases. These securities are guaranteed by government agencies and are of high credit quality. Since these securities are of high credit quality and the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2004.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The scheduled maturities of debt securities and tax certificates were (in thousands):

	Debt Securities		Tax Certificates and
	Available for Sale		Investment Securities
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
December 31, 2004 (1) (2)	Cost	Value	Cost	Value
Due within one year	$4,419	$4,398	$118,725	$118,725
Due after one year, but within five years	6,285	6,226	48,006	48,006
Due after five years, but within ten years	86,136	86,051	—	—
Due after ten years (3)	621,571	624,781	133,562	133,087

Total	$718,411	$721,456	$300,293	$299,818

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(3)	Amounts include $294 million of callable tax exempt securities with call dates ranging from 2008 to 2015.

Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31
	2004	2003	2002
Balance, beginning of period	$2,870	$1,873	$1,521

Charge-offs	(491)	(869)	(1,783)
Recoveries	918	666	660

Net recoveries (charge-offs)	427	(203)	(1,123)

Provision charged to operations	—	1,200	1,475

Balance, end of period	$3,297	$2,870	$1,873

The components of gains and losses on sales of securities included in other income were (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Gross gains on securities activities	$7,162	$900	$8,711
Gross losses on securities activities	—	(1,961)	(67)
Realized gain on future contract	36	—	—
Realized loss on future contract	—	(49)	(66)

Net (losses) gains on securities activities	$7,198	$(1,110)	$8,578

Proceeds from sales of securities available for sale were $99.1 million, $41.2 million, and $197.6 million during the years ended December 31, 2004, 2003 and 2002, respectively. Included in gross losses on securities activities, net during the year ended December 31, 2003 was $1.9 million of realized losses related to the settlement of interest rate swap contracts. The interest rate swaps were accounted for as a cash flow hedge and the unrealized losses were recorded i other comprehensive income during the year ended December 31, 2002.

In October 1999, BankAtlantic Bancorp made a $15 million investment in 3,033,386 shares of a privately held technology company’s common stock for cash and 848,364 shares of BankAtlantic Bancorp’s Class A common stock. A limited partnership in which BFC has an approximately 57% controlling interest invested $2 million for 219,300 shares of the technology company’s common stock, at a price per share of $9.12 in October 2000. At December 31, 2001, the carrying value of this investment by the limited partnership was written down to $4.95 per share and in 2002, based on performance of the technology company, the investment in the technology company was written off entirely by the limited partnership and BankAtlantic Bancorp. The Company also recognized an impairment charge of $362,000, $3.1 million and $4.3 million during the year ended December 31, 2004, 2003 and 2002, respectively, on other equity securities resulting from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities. Approximately $3.8 million of the impairment charge in 2002 relates to BankAtlantic

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Bancorp impairment charge in its equity securities.

In March 2004, the Company recorded a $24 million litigation gain pursuant to a settlement between the Company and its affiliates and the technology company. In accordance with the terms of the settlement, BankAtlantic Bancorp sold its stock in the technology company to a third party investor group for its original cost of $15 million and received from the investor group and the technology company additional compensation for legal expenses and damages consisting of $1.7 million in cash and 378,160 shares of BankAtlantic Bancorp’s Class A common stock with a $6.1 million fair value that had been owned by the technology company. BankAtlantic Bancorp retired the Class A common stock on the settlement date. The limited partnership and other affiliates of the Company chose not to sell their shares in the technology company but recovered legal fees and damages. The limited partnership received $309,845 in cash and 50,422 shares of BankAtlantic Bancorp Class A Common Stock in connection with the settlement and the Company’s other affiliates, without regard to BankAtlantic Bancorp or their interests in the limited partnership, received in the aggregate $132,747 in cash and 29,413 shares of BankAtlantic Bancorp Class A Common Stock. The legal fees associated with the lawsuit and the damages received by the Company and its affiliates were shared pro rata based on the amount of each party’s original investment in the technology company.

Securities owned consisted of the following (in thousands):

	December 31,
	2004	2003
Debt obligations:
States and municipalities	$10,824	$9,903
Corporations	10,093	5,159
U.S. Government and agencies	57,659	62,229
Corporate equity	18,042	15,072
Mutual funds	27,898	24,639
Certificates of deposits	927	7,563

Total	$125,443	$124,565

All the securities owned at December 31, 2004 and 2003 were associated with Ryan Beck’s trading activities conducted both as principal and as agent on behalf of the firm and individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck realized income from principal transactions of $90.4 million, $95.5 million and $49.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In the ordinary course of business, Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. As of December 31, 2004, balances due from the clearing broker were $16.6 million. As of December 31, 2003, balances due to the clearing broker were $8.6 million.

Securities sold, but not yet purchased consists of the following (in thousands):

	December 31,
	2004	2003
Corporate equity	$3,498	$3,544
Corporate bonds	9,958	1,963
State and municipalities	269	67
U.S. Government agencies	25,384	32,231
Certificates of deposits	353	8

	$39,462	$37,813

Securities sold, but not yet purchased are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance-sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides information on securities purchased under resell agreements (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Ending Balance	$—	$—	$30,145
Maximum outstanding at any month end within period	$—	$160,000	$30,145
Average amount invested during period	$—	$31,589	$4,558
Average yield during period	—	0.60%	0.73%

The underlying securities associated with the securities purchased under resell agreements during the years ended December 31, 2003 and 2002 were held by the Company.

The following table provides information on Federal Funds sold (in thousands):

	For the Years Ended
	2004	2003	2002
Ending Balance	$5,100	$—	$20,000
Maximum outstanding at any month end within period	$54,530	$83,000	$20,000
Average amount invested during period	$6,282	$16,499	$3,928
Average yield during period	0.75%	1.01%	1.45%

The estimated fair value of securities and short term investments pledged for the following obligations were (in thousands):

	December 31,
	2004	2003
Treasury tax and loan	$1,784	$1,724
Repurchase agreements	312,171	144,984
Public deposits	53,838	—
Interest rate swap and forward contracts	—	174

	$367,793	$146,882

The counter party to the repurchase agreements has the right to engage in other repurchase transactions with the pledged securities but must deliver the pledged securities to BankAtlantic at the termination of the agreement.

4. Benihana Convertible Preferred Stock Investment

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

During the quarter ended June 30, 2004, the Company entered into an agreement with Benihana Inc., to purchase an aggregate of 800,000 shares of Series B Convertible Preferred Stock (“Convertible Preferred Stock”) for $25.00 per share. Benihana is a NASDAQ-listed company with two listed classes of common shares: Common Stock (BNHN) and Class A Common Stock (BNHNA). On July 1, 2004, the Company funded the first tranche of Convertible Preferred Stock in the amount of $10.0 million for the purchase of 400,000 shares. The purchase of the remaining 400,000 shares of Convertible Preferred Stock will be funded from time to time at the election of Benihana during the two-year period commencing on the first anniversary of the closing. The shares of Convertible Preferred Stock are convertible into Benihana Common Stock at a conversion price of $19.00 per share, subject to adjustment from time to time upon certain defined events. The shares of the Convertible Preferred Stock have voting rights on “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter commencing September 30, 2004. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

July 2, 2014 unless the holders of a majority of the outstanding Convertible Preferred Stock elect to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. In addition, the Convertible Preferred Stock may be redeemed by Benihana for a limited beginning three years from the date of issue if the price of Benihana’s Common Stock is at least $38.00 for sixty consecutive trading days. Based upon Benihana’s currently outstanding capital stock, the Convertible Preferred Stock currently held represents approximately 13% of Benihana’s voting and 5% of Benihana economic interest. Accordingly, the Benihana investment is currently accounted for at historical cost and is included in investment securities.

5. Loans Receivable

The loan portfolio consisted of the following components (in thousands) :

	December 31,
	2004	2003
Real estate loans:
Residential	$2,065,658	$1,343,657
Construction and development	1,454,048	1,322,268
Commercial	1,082,294	1,071,787
Small business	123,740	107,835
Other loans:
Home equity	457,058	333,655
Commercial business	91,505	91,724
Small business — non-mortgage	66,679	51,898
Consumer loans	14,540	17,892
Deposit overdrafts	3,894	4,036
Residential loans held for sale	4,646	2,254
Other loans	3,364	4,175
Discontinued loans products (1)	8,285	35,544

Total gross loans	5,375,711	4,386,725

Adjustments:
Undisbursed portion of loans in process	(767,804)	(728,100)
Premiums related to purchased loans	6,609	6,898
Deferred fees	(5,812)	(6,655)
Deferred profit on commercial real estate loans	(549)	(589)
Allowance for loan and lease losses	(47,082)	(46,667)

Loans receivable — net	$4,561,073	$3,611,612

1) Discontinued loan products consist of non-mortgage syndication loan, lease financings, indirect consumer loans and certain small business loans originated before 2002. These loan products were discontinued during prior periods.

BankAtlantic’s loan portfolio had the following geographic concentration at December 31, 2004:

Florida	56%
California	12%
Northeast	8%
Other	24%

100%

In February 2001, BFC originated several loans to officers and directors totaling approximately $1.1 million, $100,000 of which are non-recourse loans secured by investments in BankAtlantic Financial Ventures II, Ltd. These loans bear interest payable annually at the prime rate plus 1% and are due in February 2006. On July 16, 2002, John Abdo borrowed from the Company $3.5 million on a recourse basis and paid off his existing loan due to the Company of $500,000. The $3.5 million loan bears interest at the prime rate plus 1%, requires monthly interest payments, is due on demand and is secured by

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

2,127,470 shares of BFC Class A Common Stock and 370,750 shares of BFC Class B Common Stock. The balance of these loans at December 31, 2004 and 2003 is $3.4 million and $4.2 million (See note 24).

Loans to Levitt amounting to $38.0 million are unsecured and $8.6 million of loans are construction loans secured by land and improvements at December 31, 2004. These inter-company loans and related interest were eliminated in consolidation. Investments in and advances to unconsolidated subsidiaries includes loans due to BankAtlantic from Levitt’s joint ventures of approximately $23.2 million at December 31, 2003 and none at December 31, 2004. In January 2004, a joint venture loan due to BankAtlantic in the amount of $21.5 million was repaid in connection with the sale of the joint venture project.

BankAtlantic began originating residential loans held for sale with an independent mortgage company in August 2003. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loans during the 14 day period and accordingly earns the interest income during the period. The sales price is negotiated quarterly for all loans sold during the quarter.

Allowance for Loan Losses (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Balance, beginning of period	$46,667	$49,094	$45,657
Loans charged-off	(4,076)	(11,723)	(28,663)
Recoveries of loans previously charged-off	9,600	10,577	8,879

Net recoveries (charge-offs)	5,524	(1,146)	(19,784)
Allowance for loan losses, acquired	—	(734)	9,144
Net provision charged (credited) to operations	(5,109)	(547)	14,077

Balance, end of period	$47,082	$46,667	$49,094

The following summarizes impaired loans (in thousands):

	December 31, 2004		December 31, 2003
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$247	$123	$361	$181
Impaired loans without specific valuation allowances	8,123	—	12,325	—

Total	$8,370	$123	$12,686	$181

The average gross recorded investment in impaired loans was $10.3 million, $16.3 million and $39.3 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Contracted interest income	$464	$666	$1,575
Interest income recognized	(192)	(396)	(768)

Foregone interest income	$272	$270	$807

Non-performing assets consist of non-accrual loans, non-accrual tax certificates, REO and repossessed assets. Non-accrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower’s ability to repay principal or interest. Non-accrual tax certificates are tax deeds or certificates in which interest recognition has been suspended due to the aging of the certificate or deed.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Non-performing assets (in thousands):

	December 31,
	2004	2003	2002
Non-accrual — tax certificates	$381	$894	$1,419
Non-accrual — loans
Residential	5,538	9,777	14,237
Commercial real estate and business	340	52	1,474
Small business	88	155	239
Lease financing	727	25	3,900
Consumer	1,210	794	532
Real estate owned	692	2,422	9,607
Other repossessed assets	—	—	4

Total non-performing assets	8,976	14,119	31,412
Specific valuation allowance	—	—	(1,386)

Total non-performing assets, net	$8,976	$14,119	$30,026

Other potential problem loans (in thousands):

	December 31,
	2004	2003	2002
Loans contractually past due 90 days or more and still accruing	$—	$135	$100
Performing impaired loans, net of specific allowances	320	180	—
Restructured loans	24	1,387	1,882

Total potential problem loans	$344	$1,702	$1,982

Loans contractually past due 90 days or more represent loans that have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Performing impaired loans are impaired loans which are still accruing interest. There were no commitments to lend additional funds on non-performing loans and BankAtlantic has $200,000 of commitments to lend additionally funds to potential problem loans at December 31, 2004.

Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$137	$1,122	$872
Provisions for losses on REO	5	812	1,467
Net (gains) losses on sales	(694)	(1,984)	(117)

Total (income) loss	$(552)	$(50)	$2,222

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Activity in the allowance for real estate owned consisted of (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Balance, beginning of period	$—	$—	$—
Net charge-offs:
Commercial real estate	—	(750)	(1,500)
Residential real estate	(5)	(62)	33

Total net charge-offs	(5)	(812)	(1,467)
Provision for losses on REO	5	812	1,467

Balance, end of period	$—	$—	$—

6. Accrued Interest Receivable

Accrued interest receivable consists of (in thousands):

	December 31,
	2004	2003
Loans receivable	$22,141	$15,746
Investment securities and tax certificates	9,527	10,269
Securities available for sale	4,327	1,897

Accrued interest receivable	$35,995	$27,912

7. Properties and Equipment

Properties and equipment was comprised of (in thousands):

	December 31,
	2004	2003
Land	$31,208	$28,749
Buildings and improvements	95,005	64,119
Furniture, fixtures and equipment	79,455	52,211
Other	13,763	3,505

Total	219,431	148,584
Less accumulated depreciation	58,434	50,245

Office properties and equipment — net	$160,997	$98,340

During 2004, BankAtlantic finalized a plan to renovate the interior of its existing branches. BankAtlantic has incurred approximately $4.1 million of renovation costs as of December 31, 2004. As a consequence of the branch renovation plan, BankAtlantic shortened the estimated lives of $2.8 million of branch fixed assets resulting in $1.5 million of additional depreciation expense during the year ended December 31, 2004.

During 2002, BankAtlantic purchased a $14.3 million facility to consolidate BankAtlantic’s headquarters and back office operations into a centralized location. BankAtlantic has incurred approximately $24.5 million in renovation costs on this building as of December 31, 2004.

During 2002, the BankAtlantic discontinued certain ATM relationships, resulting in an $801,000 restructuring charge and a $206,000 impairment write-down.

In October 2004, Levitt purchased an occupied office building for approximately $16.2 million in Fort Lauderdale, Florida that it intends to use as its executive offices upon termination or modification of the existing tenant lease.

Depreciation expense was $13.2 million, $11.6 million and $11.4 million for the years ended December 31, 2004, 2003 and

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

2002, respectively. Included in furniture and equipment at December 31, 2004 and 2003 was $5.4 million and $4.7 million, respectively of unamortized software costs

8. Real Estate Held for Development and Sale

Real estate held for development and sale consist of the following (in thousands):

	December 31,
	2004	2003
Land and land development costs	$302,076	$172,172
Construction costs	112,292	74,936
Other capitalized costs	13,509	11,903
Other real estate	16,754	21,697

Total	$444,631	$280,708

Real estate held for development and sale consisted of the combined activities of Levitt and its subsidiaries as well as the activities of a 50% owned real estate joint venture (“Riverclub”) in which BankAtlantic Bancorp is the primary beneficiary. The joint venture was accounted for under the equity method during prior periods. Also included in other real estate held for development and sale is BFC’s real estate, Burlington Manufacturers Outlet Center (“BMOC”), a shopping center in North Carolina and the unsold land at the commercial development known as Center Port in Pompano Beach, Florida. Also included in real estate held for development and sale at December 31, 2004 and 2003 is $2.5 million and $3.1 million, respectively, associated with branch banking facilities.

9. Investments in and Advances to Unconsolidated Subsidiaries

The consolidated statements of financial condition include the following amounts for investments in and advance to unconsolidated subsidiaries (in thousands):

	December 31,
	2004	2003
Investment in Bluegreen Corporation	$80,572	$70,852
Investments in and loans to real estate joint ventures	608	27,286
Investment in statutory business trusts	7,910	7,910

Investments in and advances to unconsolidated subsidiaries	$89,090	$106,048

The consolidated statements of operations include the following amounts for equity earnings from unconsolidated subsidiaries (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Equity in Bluegreen earnings	$13,068	$9,085	$5,349
Equity in joint ventures earnings	6,050	616	3,978
Earnings from statutory business trusts	485	425	—

	$19,603	$10,126	$9,327

Investments in and advances to unconsolidated subsidiaries consisted of Levitt’s investment in Bluegreen, Levitt’s investment in real estate joint ventures, BankAtlantic Bancorp’s investment in 11 statutory business trusts that were formed to issue trust preferred securities, and in 2002, Riverclub. Prior to January 1, 2003, BankAtlantic Bancorp’s statutory business trusts were consolidated in the Company’s financial statements. At December 31, 2004, the 9.5 million shares of Bluegreen common stock owned by Levitt represented approximately 31% of Bluegreen’s outstanding common stock.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2004, Levitt and its subsidiaries owned equity investments associated with real estate joint ventures at various stages of development, ranging from 40% to 50% profit sharing interests. At December 31, 2003, Levitt’s investment in real estate joint ventures included BankAtlantic’s loans of approximately $23.2 million and none at December 31, 2004. In January 2004, a joint venture loan due to BankAtlantic in the amount of $21.5 million was repaid in connection with the sale of the joint venture project

Bluegreen’s condensed consolidated financial statements are presented below (in thousands):

Condensed Consolidated Balance Sheet
(In thousands)

	December 31,
	2004	2003
Total assets	$634,809	$551,022

Total liabilities	363,933	359,494
Minority interest	6,009	4,648
Total shareholders’ equity	264,867	186,880

Total liabilities and shareholders’ equity	$634,809	$551,022

Condensed Consolidated Statements of Income
(In thousands)

	Year	Year	Nine Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Revenues	$601,623	$438,454	$271,973
Cost and expenses	538,282	393,129	247,302
Provision for income taxes	22,821	16,168	8,479
Minority interest	4,065	3,330	816

Income before cumulative effect of a change in accounting principle	36,455	25,827	15,376
Cumulative effect of change in accounting principle, net of income taxes	—	—	(5,929)
Minority interest in cumulative effect of change in accounting principle, net of income taxes	—	—	(350)

Net income	$36,455	$25,827	$9,797

\

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Condensed Combined Balance Sheets and Statements of Operations for the joint ventures accounted for using the equity method are as follows (unaudited):

Condensed Combined Balance Sheets
(In thousands)

	December 31,
	2004	2003
Real estate assets	$1,785	$57,402
Other assets	1.686	5,931

Total assets	$3,471	$63,333

Mortgage notes payable to BankAtlantic	$—	$22,726
Mortgage notes payable non-affiliates	—	25,628
Other liabilities	1,055	6,879

Total liabilities	1,055	55,233

Partners’ capital	2,416	8,100

Total liabilities and partners’ capital	$3,471	$63,333

Condensed Combined Statements of Operations
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Revenues	$54,738	$18,893	$43,924
Cost and expenses	42,666	18,332	41,963

Net income	$12,072	$561	$1,961

For the years ended December 31, 2004, 2003 and 2002, interest paid to BankAtlantic by Levitt’s joint ventures was approximately $84,000, $1.6 million and $2.2 million, respectively.

The Condensed Combined Statements of Financial Condition and Condensed Combined Statements of Operation for the BankAtlantic Bancorp statutory business trusts (in thousands):

	December 31,
Statement of Financial Condition	2004	2003
Junior subordinated debentures	$263,266	$263,266
Other assets	694	637

Total Assets	$263,960	$263,903

Trust preferred securities	$255,375	$255,375
Other liabilities	675	618

Total Liabilities	256,050	255,993

Common securities	7,910	7,910

Total Liabilities and Equity	$263,960	$263,903

	For the Years Ended December 31,
Statement of Operations	2004	2003	2002 (1)
Interest income from subordinated debentures	$16,161	$14,534	$—
Revenue from the sale of real estate	—	—	7,942
Selling, general and administrative expenses	—	—	(6,775)
Interest expense	(15,676)	(14,109)	—

Net income	$485	$425	1,167

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1)	The above Condensed Combined Statements of Operation for 2002 includes the operation of a joint venture that was consolidated in the Company’s financial statements as of January 1, 2003.

10. Investment in BankAtlantic Bancorp and Levitt, and Equity Transactions

Dividends from BankAtlantic Bancorp and Levitt

The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and compliance with applicable indenture covenants and will depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulation and is based upon BankAtlantic’s regulatory capital levels and net income. Currently, BankAtlantic Bancorp pays a quarterly dividend of $0.035 per share for Class A and Class B Common Stock.

The payment of dividends by Levitt is subject to declaration by Levitt’s Board of Directors and compliance with applicable indenture covenants and will depend upon, among other things, the results of operations, financial condition and cash requirements of Levitt. In July 2004 and October 2004, Levitt paid cash dividends on its common stock of $0.02 per share on its Class A common stock and Class B common stock. Additionally, another $0.02 per share dividend on its Class A common stock and Class B common stock has been declared for payment in January 2005. Levitt’s Board has not adopted a policy of regular dividend payments.

Equity Transactions

Equity transactions at the subsidiary level have an impact on the ownership position that BFC has in the entity. As additional shares are issued by the subsidiary either by exercise of stock options or the issuance of additional shares, BFC’s ownership position is diluted. Conversely, if a subsidiary retires shares for any reason, BFC’s ownership position would be increased.

The following are equity transactions of BankAtlantic Bancorp and Levitt that impact or could impact the Company’s ownership percentage and minority interest.

Issuance and Redemption of BankAtlantic Bancorp Class A Common Stock

In April 2003, BankAtlantic Bancorp called for redemption approximately $45.8 million of its 5.625% Convertible Subordinated Debentures due 2007. The Convertible Subordinated Debentures were redeemed at a redemption price of 102% of the principal amount plus accrued and unpaid interest through the redemption date. During the period between the mailing of the notice of redemption and the redemption, approximately $211,000 of Convertible Subordinated Debentures were converted by holders into an aggregate of 18,754 shares of Class A Common Stock.

During the years ended December 31, 2004, 2003 and 2002, BankAtlantic Bancorp received net proceeds of $3.7 million, $4.5 million and $1.2 million, respectively, from the exercise of stock options. During the year ended December 31, 2004, BankAtlantic Bancorp redeemed 268,644 shares of Class A common stock as consideration for the payment of the exercise price of stock options and for the payment of the optionee’s minimum statutory withholding taxes.

BankAtlantic Bancorp Restricted Stock:

In December 1998, BankAtlantic Bancorp adopted a Restricted Stock Incentive Plan (“BankAtlantic Bancorp-Ryan Beck Restricted Stock Incentive Plan”) to provide additional incentives to officers and key employees of Ryan Beck. The Plan provided up to 862,500 shares of restricted Class A common stock, of which not more than 287,500 shares may be granted to any one person. The Plan allows the Board of Directors of BankAtlantic Bancorp to impose an annual cap on awards.

During the years ended December 31, 2004, 2003 and 2002, BankAtlantic Bancorp issued 0, 12,500 and 1,500 shares, respectively, of restricted Class A common stock to certain key employees of BankAtlantic. The restricted stock vests over designated periods and had a fair market value of $0, $148,000 and $17,000 on the issue dates, respectively. During the years ended December 31, 2004, 2003 and 2002, 19,500, 54,760 and 21,000 shares, respectively, of restricted stock vested and 163,787 shares of restricted stock remain outstanding.

In May 2004, BankAtlantic Bancorp’s stockholders approved the BankAtlantic Bancorp 2004 restricted stock incentive plan

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

for the purpose of attracting and retaining the best available personnel for positions of substantial responsibility and to provide additional incentive to the employees of BankAtlantic Bancorp or its subsidiaries. The maximum aggregate number of shares which may be issued for restricted stock awards under the Plan is 250,000 shares. No shares have been granted under the Plan at December 31, 2004.

BankAtlantic Bancorp Retention Pool:

In connection with the acquisition of Ryan Beck in June 1998, BankAtlantic Bancorp established a retention pool covering certain key officers of Ryan Beck. All participants in the retention pool vested on June 28, 2002, and received, in the aggregate, 5,941 shares of BankAtlantic Bancorp Class A common stock, and $3.8 million in cash and notes payable for an aggregate principal amount of $3.7 million. The notes payable had a 5.75% interest rate and were paid in full in May 2003. Included in the statement of operations during 2002 was $1.0 million of compensation expense associated with the retention pool.

BankAtlantic Bancorp Stock Option Plans:

	Stock Option Plans
	Maximum	Shares	Class of	Vesting	Type of
	Term (3)	Authorized (6)	Stock	Requirements	Options (5)

1996 Stock Option Plan	10 years	2,246,094	A	5 Years (1)	ISO, NQ
1998 Ryan Beck Option Plan	10 years	362,417	A	(4)	ISO, NQ
1998 Stock Option Plan	10 years	920,000	A	5 Years (1)	ISO, NQ
1999 Non-qualifying Stock Option Plan	10 years	862,500	A	(2)	NQ
1999 Stock Option Plan	10 years	862,500	A	(2)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	1,704,148	A	Immediately	NQ
2001 Amended and Restated Stock Option Plan	10 years	3,918,891	A	5 Years (1)	ISO, NQ

(1)	Vesting is established by the BankAtlantic Bancorp Compensation Committee in connection with each grant of options. All directors’ stock options vest immediately.

(2)	Vesting is established by the BankAtlantic Bancorp Compensation Committee.

(3)	All outstanding options must be exercised no later than 10 years after their grant date.

(4)	Upon acquisition of Ryan Beck, BankAtlantic Bancorp assumed all options outstanding under Ryan Beck’s existing stock option plans at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the 1998 Ryan Beck option plan and the plan will terminate when the outstanding options are exercised or expire.

(5)	ISO - Incentive Stock Option; NQ — Non-qualifying Stock Option

(6)	During 2001 shares underlying options available for grant under all stock options plans except the 2001 stock option plan were canceled. BankAtlantic Bancorp’s shareholders increased the number of shares authorized under the 2001 stock option plan to 3,000,000 at the 2002 Annual Meeting and in January 2004, in connection with the Levitt spin-off, BankAtlantic Bancorp adjusted the shares authorized under the 2001 Amended and Restated Stock Option Plan to 3,918,891.

In January 2004, BankAtlantic Bancorp’s Compensation Committee adjusted all outstanding options to acquire Class A common stock that were outstanding prior to the Levitt spin-off to reflect the change in intrinsic value of BankAtlantic Bancorp’s Class A common stock that resulted from the spin-off. The options were adjusted in accordance with FASB Interpretation No. 44 whereby the aggregate intrinsic value of the options immediately after the Levitt spin-off was adjusted to equal the aggregate intrinsic value of the options immediately before the Levitt spin-off and options were also adjusted so that the ratio of the exercise price per share to the market value per share remained unchanged. The option adjustment was accounted for as if the outstanding options prior to the Levitt spin-off were cancelled and new options were issued at the adjusted exercise price and number of shares. As a consequence of the above adjustments, the outstanding options increased from 5,311,365 to 6,938,220 and the weighted average exercise price was reduced from $6.04 to $4.62. Prior period shares and exercise prices have been retroactively adjusted in the tables below to reflect the Levitt spin-off adjustment.

The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity:

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Class A
Outstanding
Options
Outstanding at December 31, 2001	7,127,260
Exercised	(351,953)
Forfeited	(318,222)
Issued	992,263

Outstanding at December 31, 2002	7,449,348
Exercised	(1,301,470)
Forfeited	(224,781)
Issued	1,015,123

Outstanding at December 31, 2003	6,938,220
Exercised	(1,461,678)
Forfeited	(77,797)
Issued	776,100

Outstanding at December 31, 2004	6,174,845

Available for grant at December 31, 2004	596,393

	For the Years Ended December 31,
	2004	2003	2002
Weighted average exercise price of options outstanding	$6.79	$4.62	$4.17
Weighted average exercise price of options exercised	2.56	4.10	3.81
Weighted average price of options forfeited	$8.15	$5.14	$6.76

     The method used to calculate the fair value of the options granted was the Black-Scholes model with the following grant date fair values and assumptions:

		Weighted Average
	Number of			Risk Free		Expected
Year of	Options	Grant Date	Exercise	Interest	Expected	Dividend
Grant	Granted	Fair Value	Price	Rate	Volatility	Yield
2002	992,263	$4.25	$8.56	4.65%	47.00%	1.04%
2003	1,015,123	$3.66	$7.45	3.34%	50.00%	1.27%
2004	776,100	$8.42	$18.20	4.32%	41.00%	0.73%

The employee turnover factor was 1.00% for officer incentive and non-qualifying stock options during the year ended December 31, 2004 and 2002, respectively. The employee turnover factor was 6.00% for incentive and non-qualifying stock options during the year ended December 31, 2003. The expected life for options issued during 2004, 2003 and 2002 was 7.0 years.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes information about BankAtlantic Bancorp fixed stock options outstanding at December 31, 2004:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/04	Contractual Life	Price	at 12/31/04	Price
A	$1.73 to 1.91	620,358	0.3 years	$1.77	620,358	$1.77
A	$1.92 to 3.83	1,533,561	4.3 years	3.19	469,150	3.71
A	$3.84 to 6.70	1,347,449	3.4 years	4.94	1,345,947	4.94
A	$6.71 to 9.36	1,897,377	7.6 years	8.00	108,416	8.03
A	$9.37 to 18.20	776,100	9.5 years	18.20	35,000	18.20

		6,174,845	5.4 years	$6.79	2,578,871	$4.28

The following table summarizes information about BankAtlantic Bancorp fixed stock options outstanding at December 31, 2003:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/03	Contractual Life	Price	at 12/31/03	Price
A	$1.73 to 1.91	1,673,384	0.9 years	$1.77	1,281,013	$1.77
A	$1.92 to 3.83	1,563,844	5.3 years	3.19	368,829	3.71
A	$3.84 to 6.70	1,752,835	4.5 years	4.89	725,370	5.00
A	$6.71 to 9.36	1,948,157	8.7 years	8.00	82,995	8.38

		6,938,220	5.0 years	$4.62	2,458,207	$3.23

The following table summarizes information about BankAtlantic Bancorp fixed stock options outstanding at December 31, 2002:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/02	Contractual Life	Price	at 12/31/02	Price
A	$1.73 to 1.91	1,985,110	1.8 years	$1.77	1,985,110	$1.77
A	$1.92 to 3.83	1,749,837	6.1 years	3.22	618,093	3.71
A	$3.84 to 6.70	2,659,407	5.5 years	4.88	985,046	4.87
A	$6.71 to 9.36	1,054,994	8.5 years	8.47	120,202	7.99

		7,449,348	5.1 years	$4.17	3,708,451	$3.11

Ryan Beck Stock Option Plan:

Ryan Beck’s Board of Directors adopted the RB Holdings, Inc. Option Plan (the “Plan”) effective March 29, 2002. In April 2004, Ryan Beck’s Board of Directors declared a 3 for 1 stock split increasing Ryan Beck’s outstanding shares from 8,125,000 to 24,375,000, all of which is owned by the Company. Ryan Beck adjusted the exercise price and number of options granted for all options then outstanding in order to restore the option holder’s intrinsic value. Additionally, shares authorized under the Plan were adjusted from 510,000 shares to 1,530,000 shares. In April 2004, the Plan was amended to increase the number of shares of Ryan Beck stock authorized for issuance under the Plan from 1,530,000 to 2,437,500. All shares and exercise prices below have been adjusted for the stock split.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following is a summary of Ryan Beck’s common stock option activity:

Ryan Beck
Outstanding
Options
Outstanding at December 31, 2001	—
Issued	1,477,500

Outstanding at December 31, 2002	1,477,500
Exercised	—
Forfeited	(22,500)
Issued	75,000

Outstanding at December 31, 2003	1,530,000
Exercised	(90,000)
Forfeited	(15,000)
Issued	820,500

Outstanding at December 31, 2004	2,245,500

Available for grant at December 31, 2004	102,000

In March 2002, pursuant to the Plan, Ryan Beck’s Board of Directors granted to certain executives, options to acquire an aggregate of 1,155,000 shares of Ryan Beck common stock at an exercise price of $1.60. The exercise price was below the $1.68 fair value at the date of grant. All of the options issued under this grant vested immediately. BankAtlantic Bancorp recorded $92,000 of compensation expense associated with the issuance of these options in 2002. Additionally, in June 2002, 322,500 options were granted with an exercise price equal to the fair value at the date of grant ($1.68), all of which vest four years from the grant date. During 2003, 75,000 options were granted with an exercise price equal to the fair value at the date of grant ($3.36), all of which vest four years from the grant date. During 2003, 22,500 options issued during 2002 were forfeited at an exercise price of $1.68. In March 2004, options were granted to acquire an aggregate of 798,500 shares of Ryan Beck common stock at an exercise price equal to fair value at the date of grant ($5.26), and in July 2004, 22,000 options were granted to acquire shares of Ryan Beck common stock at an exercise price equal to fair value at the date of grant ($5.28), all of which vest four years from the grant date and expire ten years from the grant date. In June 2004, options to acquire 90,000 shares of Ryan Beck common stock were exercised at a price of $1.60 per share.

Upon exercise of the options, BankAtlantic Bancorp or Ryan Beck has the right under certain defined circumstances, starting six months plus one day after the exercise date, to repurchase the common stock at fair value as determined by an independent appraiser. BankAtlantic Bancorp and Ryan Beck also have the right of first refusal on any sale of Ryan Beck common stock issued as a result of the exercise of an option, and BankAtlantic Bancorp has the right to require any common stockholder to sell its shares in the event that BankAtlantic Bancorp sells its interest in Ryan Beck. The 90,000 shares of Ryan Beck common stock issued in June 2004 upon the exercise of Ryan Beck stock options were repurchased by Ryan Beck in January 2005 at $5.46 per share, the fair value of Ryan Beck common stock at the repurchase date.

Levitt Stock Incentive Plan

Stock Incentive Plan

On May 11, 2004, Levitt’s Shareholders approved the 2003 Levitt Corporation Stock Incentive Plan (“Levitt Stock Incentive Plan”), which had been adopted by Levitt’s board of directors on December 15, 2003. The maximum number of shares with respect to which awards may be granted is 1,500,000 under this plan. Activity under the Plan for the year ended December 31, 2004 follows.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	2004
		Weighted
		Average
	Number	Exercise
	of Options	Price
Options outstanding at beginning of year	—	$—
Granted	757,500	$20.52
Exercised	—	$—
Forfeited	(32,250)	$20.15

Options outstanding at end of year	725,250	$20.54

Options exercisable at end of year	45,000	$20.15

Options available for grant at end of year	774,750

Weighted average fair market value per share of options granted during the year under SFAS No. 123	$11.94

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding		Options Exercisable
Exercise		Remaining		Exercise
Price	Options	Contractual Life	Options	Price
$20.15	642,000	9.00 years	45,000	$20.15
$23.40	25,000	9.64 years	—	—
$23.53	50,000	9.57 years	—	—
$24.15	8,250	9.22 years	—	—

No options were issued or outstanding in 2003 or 2002.

401(k) Plan

Levitt has a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed three months of service and have reached the age of 18 are eligible to participate. During the years ended December 31, 2003 and 2002, Levitt’s employees participated the BankAtlantic Security Plus Plan and Levitt’s contributions amounted to $495,000 and $344,000 respectively. During the year ended December 31, 2004, Levitt’s employees participated in the Levitt Corporation Security Plus Plan and Levitt’s contributions amounted to $857,000.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

11. Deposits

The weighted average nominal interest rate payable on deposit accounts at December 31, 2004 and 2003 was 0.87% and 0.94%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	December 31,
	2004		2003
	Amount	Percent	Amount	Percent
Interest free checking	$890,398	25.75%	$645,036	21.09%
Insured money fund savings
1.05% at December 31, 2004
0.83% at December 31, 2003	875,422	25.32	865,590	28.31
NOW accounts
0.30% at December 31, 2004
0.30% at December 31, 2003	658,137	19.04	533,888	17.46
Savings accounts
0.28% at December 31, 2004
0.28% at December 31, 2003	270,001	7.81	208,966	6.83

Total non-certificate accounts	2,693,958	77.92	2,253,480	73.69

Certificate accounts:
Less than 2.00%	302,319	8.74	455,709	14.90
2.01% to 3.00%	327,958	9.49	147,446	4.82
3.01% to 4.00%	74,439	2.15	45,546	1.49
4.01% to 5.00%	21,357	0.62	51,379	1.68
5.01% and greater	34,988	1.01	102,382	3.35

Total certificate accounts	761,061	22.01	802,462	26.24

Total deposit accounts	3,455,019	99.93	3,055,942	99.93

Premium on brokered deposits	(308)	(0.01)	(798)	(0.03)
Fair value adjustment related to acquisitions	16	0.00	472	0.02
Interest earned not credited to deposit accounts	2,475	0.08	2,526	0.08

Total	$3,457,202	100.00%	$3,058,142	100.00%

Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Money fund savings and NOW accounts	$10,860	$11,142	$15,338
Savings accounts	652	856	1,362
Certificate accounts - below $100,000	8,126	10,914	24,177
Certificate accounts, $100,000 and above	8,873	13,457	22,140
Less early withdrawal penalty	(156)	(180)	(240)

Total	$28,355	$36,189	$62,777

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2004, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ending December 31,
	2005	2006	2007	2008	2009	Thereafter
0.00% to 2.00%	$288,852	$10,462	$2,348	$276	$369	$13
2.01% to 3.00%	215,061	90,250	18,025	3,444	1,179	—
3.01% to 4.00%	19,589	3,192	23,442	18,982	8,819	415
4.01% to 5.00%	2,977	7,655	3,901	638	6,183	2
5.01% and greater	29,625	3,073	1,988	298	—	3

Total	$556,104	$114,632	$49,704	$23,638	$16,550	$433

Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2004
3 months or less	$71,277
4 to 6 months	90,051
7 to 12 months	138,019
More than 12 months	97,872

Total	$397,219

Included in certificate accounts at December 31 was (in thousands):

	2004	2003
Brokered deposits	$140,116	$145,559
Public deposits	114,052	180,241

Total institutional deposits	$254,168	$325,800

Ryan Beck acted as principal dealer in obtaining $20.6 million and $20.7 million of the brokered deposits outstanding as of December 31, 2004 and 2003, respectively. BankAtlantic has various relationships for obtaining brokered deposits. These relationships are considered as an alternative source of borrowings, when and if needed.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

12. Advances from Federal Home Loan Bank and Federal Funds Purchased

Advances from Federal Home Loan Bank (“FHLB”) (dollars in thousands):

Payable During Year	Year		December 31,
Ending December 31,	Callable	Interest Rate	2004	2003
2004		2.80% to 5.68%	$—	$6,250
2005		1.86%	7,500	17,500
2006		1.89%	10,417	18,750
2007		5.68%	—	25,000
2008		5.14% to 5.67%	409,000	492,000
2010		5.84% to 6.34%	32,000	32,000
2011		4.50% to 4.90%	50,000	—

Total fixed rate advances			508,917	591,500

2008	2004	1.31%	—	25,000
2011	2004	4.50% to 4.90%	—	50,000
2011	2005	5.05%	30,000	30,000

Total callable fixed rate advances - European			30,000	105,000

2009	2004	5.06%	—	10,000
2009	2005	4.46%	10,000	—

Total callable fixed rate advances - Bermuda			10,000	10,000

Adjustable rate advances
2004		1.17% to 1.40%	—	50,000
2005		2.13% to 2.57%	870,000	—
2006		1.18% to 2.39%	125,000	25,000

Total adjustable rate advances			995,000	75,000

Purchase accounting fair value adjustments			580	705

Total FHLB advances			$1,544,497	$782,205

Average cost during period			3.93%	4.79%

Average cost end of period			3.41%	4.67%

European callable advances give the FHLB the option to reprice the advance at a specific future date. Bermuda callable advances give the FHLB the option to reprice the advance anytime from the call date until the payable date. Once the FHLB exercises its call option, BankAtlantic has the option to convert to a three month LIBOR-based floating rate advance, pay off the advance or convert to another fixed rate advance.

At December 31, 2004, $2.1 billion of 1-4 family residential loans, $285.9 million of commercial real estate loans and $450.3 million of consumer loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances.

BankAtlantic’s line of credit with the FHLB is limited to 30% of assets, subject to available collateral, with a maximum term of 10 years.

On December 31, 2004, BankAtlantic pledged $9.7 million of consumer loans to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential advances of $8.0 million. The FRB line of credit has not yet been utilized by BankAtlantic.

During the year ended December 31, 2004, BankAtlantic prepaid $108 million of fixed rate advances. Of this amount, $25 million had an average interest rate of 5.68% and was scheduled to mature in 2007, and the remaining $83 million had an average interest rate of 5.51% and was scheduled to mature in 2008. As a result of the prepayments, BankAtlantic incurred prepayment penalties of $11.7 million.

During the year ended December 31, 2003, BankAtlantic repaid $325 million of fixed rate FHLB advances that would have matured within 24 months and incurred a prepayment penalty of $10.9 million. The weighted average rate of FHLB

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

advances repaid was 5.57%.

Federal Funds Purchased:

BankAtlantic established $235.0 million of lines of credit with other banking institutions for the purchase of federal funds. The following table provides information on federal funds purchased at December 31, (dollars in thousands):

	2004	2003	2002
Ending balance	$105,000	$—	$—
Maximum outstanding at any month end within period	$105,000	$180,000	$85,000
Average amount outstanding during period	$47,661	$60,179	$47,704
Average cost during period	2.47%	1.29%	1.85%

13. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent transactions whereby BankAtlantic sells a portion of its current investment portfolio (usually MBS’s and REMIC’s) at a negotiated rate and agrees to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by investment securities. Customer repurchase agreements are not insured by the FDIC. At December 31, 2004 and 2003, the outstanding balances of customer repurchase agreements were $99.6 million and $138.8 million, respectively. Repurchase agreements outstanding to institutions at December 31, 2004 and 2003 were $197.0 million and $0, respectively.

The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Maximum borrowing at any month-end within the period	$374,824	$365,042	$540,880
Average borrowing during the period	$189,398	$193,068	$327,001
Average interest cost during the period	1.26%	1.11%	1.73%
Average interest cost at end of the period	2.16%	0.73%	1.08%

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
		Estimated		Average
	Amortized	Fair	Repurchase	Interest
	Cost	Value	Balance	Rate
December 31, 2004 (1)
Mortgage-backed securities	$213,824	$215,904	$175,316	2.09%
REMIC	96,644	96,267	81,686	2.30

Total	$310,468	$312,171	$257,002	2.16%

December 31, 2003 (1)
Mortgage-backed securities	$124,759	$128,118	$106,813	0.73%
REMIC	16,846	16,866	14,061	0.73

Total	$141,605	$144,984	$120,874	0.73%

(1)	At December 31, 2004 and 2003, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.

All repurchase agreements existing at December 31, 2004 matured and were repaid in January 2005. These securities were held by unrelated broker dealers.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

14. Subordinated Debentures, Notes and Bonds Payable and Trust Preferred Securities

The Company had the following subordinated debentures, notes and bonds payable outstanding at December 31, 2004 and 2003 (dollars in thousands):

	Issue	December 31,		Interest	Maturity
	Date	2004	2003	Rate	Date
BankAtlantic Bancorp Borrowings
Bank line of credit	8/24/2000	$100	$100	Prime -.50%	March 1, 2005
BankAtlantic Borrowings
Subordinated debentures	10/29/2002	22,000	22,000	LIBOR + 3.45%	November 7, 2012
Development notes	3/22/2002	1,036	856	Prime + 1.00%	August 28, 2006
Development notes	3/22/2002	4,647	1,883	Prime + 0.75%	May 1, 2006
Mortgage-Backed Bond	3/22/2002	9,958	10,954	(2)	September 30, 2013

Total BankAtlantic Borrowings		37,641	35,693

Levitt Borrowings
Homebuilding	Various	141,697	84,346	From Prime - 0.50% to Prime + 1.00%	Range from January 2005 to November 2009
Homebuilding borrowings to BankAtlantic (1)		8,621	18,118	Prime	Range from October 2005 to March 2006
Land development	Various	52,475	13,983	From LIBOR +2.00% to LIBOR + 2.80%	Range from May 2007 to June 2011
Land development	Various	254	341	Fixed from 5.99% to 7.00%	Range from March 2007 to April 2007
Development bonds	Various	—	850	Various	Various
Other operations land acquisition and construction	Various	7,447	11,646	LIBOR + 3.00% and prime +.50%	Range from April 2005 to February 2006
Other operations promissory note payable		16,500	—	LIBOR + 1.50%	March 2005
Other operations borrowings to BankAtlantic Bancorp (1)		38,000	43,500	Prime + 0.25% escalation every six months	December 2008
Subordinated investment notes		3,232	1,309	Fixed from 6.50% to 8.75%	Range from October 2005 to February 2008

Total Levitt borrowings		268,226	174,093

RB Holdings, Inc. Borrowings
Notes Payable	4/26/2002	—	802	LIBOR + 2.65	May 1, 2004

BFC Borrowings
Revolving Line of Credit	Various	10,483	6,015	LIBOR +2.80	May 3, 2005
Mortgage payables	Various	8,776	9,015	Fixed from 6.00% to 9.20%	May 2007 - December 2010

Total BFC borrowings		19,259	15,030

Inter-company borrowings eliminated (1)		(46,621)	(61,618)

Total		$278,605	$164,100

(1)	Loans between Levitt and BankAtlantic amounting to $46.6 and $61.6 million at December 31, 2004 and 2003, respectively were eliminated in consolidation.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

BankAtlantic Bancorp had the following junior subordinated debentures outstanding at December 31, 2004 and 2003 (in thousands):

						Beginning
						Optional
	Issue	Outstanding	Interest		Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Rate		Date	Date
Subordinated Debentures Trust II	3/5/2002	$57,088	8.50%		3/31/2032	3/31/2007
Subordinated Debentures Trust III	6/26/2002	25,774	LIBOR + 3.45%		6/26/2032	6/26/2007
Subordinated Debentures Trust IV	9/26/2002	25,774	LIBOR + 3.40%		9/26/2032	9/26/2007
Subordinated Debentures Trust V	9/27/2002	10,310	LIBOR + 3.40%		9/30/2032	9/27/2007
Subordinated Debentures Trust VI	12/10/2002	15,450	LIBOR + 3.35%		12/10/2032	12/10/2007
Subordinated Debentures Trust VII	12/19/2002	25,774	LIBOR + 3.25%		12/19/2032	12/19/2007
Subordinated Debentures Trust VIII	12/19/2002	15,464	LIBOR + 3.35%		1/07/2033	12/19/2007
Subordinated Debentures Trust IX	12/19/2002	10,310	LIBOR + 3.35%		1/07/2033	12/19/2007
Subordinated Debentures Trust X	3/26/2003	51,548	6.40	(2)%	3/26/2033	3/26/2008
Subordinated Debentures Trust XI	4/10/2003	10,310	6.45	(2)%	4/24/2033	4/24/2008
Subordinated Debentures Trust XII	3/27/2003	15,464	6.65	(2)%	4/07/2033	4/07/2008

Total Subordinated Debentures (1)		$263,266

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	Adjusts to floating LIBOR rate five years from the issue date.

At December 31, 2004, the approximate minimum aggregate required principal payment of the Notes, Mortgage Notes and Bonds Payable and Junior Subordinated Debentures in each of the next five years is approximately as follows (in thousands):

Year Ending
December 31,	Amount
2005	$64,576
2006	12,986
2007	62,172
2008	27,985
2009	38,846
Thereafter	335,306

$541,871

At December 31, 2004 and 2003, $6.7 million and $7.6 million, respectively, of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures and junior subordinated debentures were included in other assets in the Company’s statements of financial condition.

Junior Subordinated Debentures:

BankAtlantic Bancorp has formed eleven statutory business trusts (“Trusts”) for the purpose of issuing Trust Preferred Securities (“trust preferred securities”) and investing the proceeds thereof in junior subordinated debentures of BankAtlantic Bancorp. The trust preferred securities are fully and unconditionally guaranteed by BankAtlantic Bancorp. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities BankAtlantic Bancorp to purchase junior subordinated debentures from BankAtlantic Bancorp. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. BankAtlantic Bancorp has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. To date no interest has been deferred. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. BankAtlantic

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Bancorp has the right to redeem the junior subordinated debentures five years from the issue date and also has the right to redeem the junior subordinated debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after the redemption date and therefore cause a mandatory redemption of the trust preferred securities. The exercise of such right is subject to BankAtlantic Bancorp having received regulatory approval, if required under applicable capital guidelines or regulatory policies. In addition, BankAtlantic Bancorp has the right, at any time, to shorten the maturity of the junior subordinated debentures to a date not earlier than the redemption date. Exercise of this right is also subject to BankAtlantic Bancorp having received regulatory approval, if required under applicable capital guidelines or regulatory policies.

A portion of the net proceeds from issuance of junior subordinated debenture during the years ended December 31, 2003 and 2002 were used to redeem BankAtlantic Bancorp’s $45.8 million of 5.625% Convertible Subordinated Debentures, retire $74.8 million of 9.5% trust preferred securities, $21 million of 9% subordinated debentures and pay down $16 million of borrowings under BankAtlantic Bancorp’s credit facility with an unrelated financial institution. BankAtlantic Bancorp incurred costs associated with the above debt redemptions of $1.6 million and $3.1 million during the years ended December 31, 2003 and 2002, respectively.

BankAtlantic Bancorp:

Revolving Credit Facility:

BankAtlantic Bancorp maintained a revolving credit facility of $30 million from an independent financial institution. The credit facility contained customary financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. BankAtlantic Bancorp was in compliance with all loan covenants at December 31, 2004. The facility was repaid in March 2005.

BankAtlantic:

In connection with the acquisition of Community, BankAtlantic assumed a $15.9 million mortgage-backed bond, valued at $14.3 million at the acquisition date. The bond had a $10.0 million outstanding balance at December 31, 2004. BankAtlantic had pledged $15.2 million of residential loans as collateral for this bond at December 31, 2004.

In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due 2012. The Subordinated Debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable after October 2007 at a price based upon then prevailing market interest rates. The net proceeds have been used by BankAtlantic for general corporate purposes. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures currently qualify for inclusion in BankAtlantic’s total risk based capital.

The development notes are the obligation of a real estate joint venture that was acquired in connection with the acquisition of Community. The notes are secured by construction of specific homes. The notes are with unrelated financial institutions with interest rates ranging from prime plus 0.75% to prime plus 1% with interest rate floors ranging from 5.00% to 5.75%. These notes mature in 2006. BankAtlantic’s wholly-owned subsidiary has a 50% interest in the real estate joint venture and effective January 1, 2003, the joint venture was included in the Company’s consolidated financial statements upon the implementation of FIN No. 46.

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

Levitt:

Levitt acquisition and development loan obligations at December 31, 2004 are secured by land acquisitions, construction and development of various communities located in Florida. These notes are with unrelated financial institutions and a total of

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

$194.2 million are indexed to the prime rate or LIBOR rate of interest. Interest rates range from prime less 0.50% to prime plus 1.00% and LIBOR plus 2.00% to LIBOR plus 2.80%, and maturity dates ranging from January 2005 to June 2011.

Levitt Corporation entered into a six month bridge loan agreement with a financial institution in October 2004 to temporarily fund Levitt’s purchase of an office building in Fort Lauderdale, Florida that Levitt currently intends to utilize as its principal executive offices upon expiration or termination of the lease of the existing tenant. The promissory note is interest only, payable monthly at Libor plus 1.50% and matures in March 2005.

Levitt and Sons has a credit agreement with a financial institution to provide a $15.0 million line of credit. At December 31, 2004, Levitt and Sons had available credit of $15.0 million and had no amounts outstanding. The credit facility currently matures September 2006. On or before June 30th of each calendar year, the financial institution may at its sole discretion offer the option to extend the term of the loan for a one-year period. Levitt has pledged a first priority security interest on Levitt’s equity interest in Levitt and Sons to secure the loan.

In connection with the development of certain of Levitt projects, community development or improvement districts have been established and may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements performed by Levitt near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Levitt pays a portion of the revenues, fees, and assessments levied by the districts on the properties Levitt still owns that are benefited by the improvements. Levitt may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing.

In accordance with Emerging Issues Task Force Issue 91-10 (“EITF 91-10”), Accounting for Special Assessments and Tax Increment Financing, Levitt records a liability, net of cash held by the districts available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. Levitt reduces this liability by the corresponding assessment assumed by property purchasers and the amounts paid by Levitt at the time of closing and transfer of the property. Interest is calculated and paid based upon the gross bond obligation.

During the fourth quarter of 2003, a development district for the Tradition master-planned community issued $62.8 million of long-term assessment bonds to refinance $28.9 million of previously issued and outstanding bond anticipation notes and to provide financing for Phase I infrastructure development. The development district assesses property owners to fund debt service and the ultimate repayment of the bonds. Levitt is assessed based on its pro-rata ownership of the property in the district. Levitt’s pro-rata share of the assessment transfers to third party purchasers upon property sales. The assessments are projected to be levied beginning in 2005. In accordance with EITF 91-10, Levitt will recognize an expense for it’s pro rata portion of assessments, based upon its ownership of benefited property. As of December 31, 2004, Levitt owned approximately 66% of the property in the district.

The Utility Revenue Refunding Bonds and Water Management Benefit Tax Bonds are other bonds of the development district that are not recorded on the books of Levitt. As an owner of property within the development district, Levitt is responsible until land parcels are sold for the payment of its pro rata share of tax assessments from the water management benefit tax bonds. Levitt recognized a tax assessment expense, based upon its pro rata share of taxes and assessments of approximately $241,000, $444,000 and $544,000 for the years ended December 31, 2004, 2003 and 2002, respectively. This expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Inter-company loans to Levitt from BankAtlantic were $8.6 million and $18.1 million at December 31, 2004 and 2003, respectively. Inter-company loans to Levitt from BankAtlantic Bancorp were $38.0 million and $43.5 million at December 31, 2004 and 2003, respectively. The above inter-company loans were eliminated in consolidation.

Some of Levitt’s borrowings contain covenants that, among other things, require it to maintain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that Levitt can incur in the future and restricting the payment of dividends to Levitt from its subsidiaries. At December 31, 2004, Levitt was in compliance with all loan agreement financial covenants.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

BFC

All mortgage payables and other borrowings are from unaffiliated parties. At December 31, 2003, the Company had a line of credit in the amount of $8.0 million requiring only interest payments at prime plus 1%. The line of credit matured in May 2004. In May 2004 the line of credit was extended until May 2, 2005 and the interest rate changed to LIBOR plus 280 basis points. In December 2004 the amount of the line of credit was increased to $14.0 million. The outstanding balance at December 31, 2004 and 2003 was $10.5 million and $6.0 million, respectively. 1,187,687 shares of BankAtlantic Bancorp Class A common stock and 491,097 Levitt shares of Class A commons stock owned by BFC are pledged as collateral.

At December 31, 2004 and 2003, approximately $8.2 million and $8.4 million, respectively, of the mortgage payables related to real estate with an interest rate of 9.2% and maturity date in May 2007. At December 31, 2004 and 2003, approximately $544,000 and $625,000, respectively, of the mortgage payables related to mortgage receivables in connection with the sale of properties previously owned by the Company, with interest rates at 6% and maturity dates ranging from 2009 through 2010.

Included in other liabilities at December 31, 2004 and 2003 is approximately $4.8 million and $4.9 million, respectively, representing amounts due in connection with the settlement of a class action litigation that arose in connection with exchange transactions that the Company entered into in 1989 and 1991.

15. Income Taxes

The provision for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Continuing operations	$83,997	$44,166	$17,993
Discontinued operations	—	(517)	303
Extraordinary items	—	—	2,771
Cumulative effect of a change in accounting principle	—	—	(1,246)

Total provision for income taxes	$83,997	$43,649	$19,821

Continuing operations:
Current:
Federal	$56,616	$27,200	$18,934
State	9,487	4,287	633

	66,103	31,487	19,567

Deferred:
Federal	16,556	12,679	(878)
State	1,338	—	(696)

	17,894	12,679	(1,574)

Provision for income taxes	$83,997	$44,166	$17,993

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s actual provision for income taxes from continuing operations differ from the Federal expected income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2004 (1)		2003 (1)		2002 (1)
Income tax provision at expected federal income tax rate of 35%	$70,777	35.00%	$35,428	35.00%	$17,605	35.00%
Increase (decrease) resulting from:
Taxes related to subsidiaries not consolidated for income tax purposes	8,423	4.17%	5,788	5.72%	4,214	8.38%
Tax-exempt interest income	(1,817)	(0.90%)	(267)	(0.26%)	(275)	(0.55%)
Provision (benefit) for state taxes, net of federal effect	7,074	3.50%	3,991	3.94%	(370)	(0.74%)
Change in State tax valuation allowance	94	(0.05%)	(1,168)	(1.15%)	1,071	2.13%
Change in valuation allowance for deferred tax assets	—	—	(418)	(0.41%)	(3,479)	(6.92%)
Levitt spin-off nondeductible	90	0.04%	1,275	1.26%	—	—
Low income housing tax credits	(468)	(0.23%)	(555)	(0.55%)	(416)	(0.83%)
Other – net	(176)	(0.09%)	92	0.09%	(357)	(0.71%)

Provision for income taxes	$83,997	41.54%	$44,166	43.63%	$17,993	35.76%

(1)	Expected tax is computed based upon income (loss) before minority interest, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Deferred tax assets:
Provision for restructuring charges and write-downs	$267	$294	$191
Allowance for loans, REO, tax certificate losses and other reserves, for financial statement purposes	20,899	27,539	29,884
Federal and State net operating loss carry forward	22,621	9,277	10,498
Compensation expensed for books and deferred for tax purposes	3,530	3,754	3,915
Goodwill impairment for books in excess of tax amortization	—	—	1,086
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	7,100	6,891	7,554
Accumulated other comprehensive income	243	—	—
Other	5,788	4,896	4,642

Total gross deferred tax assets	60,448	52,651	57,770
Less valuation allowance	2,564	2,470	4,369

Total deferred tax assets	57,884	50,181	53,401

Deferred tax liabilities:
Subsidiary not consolidated for income tax purposes	48,273	36,006	30,541
Investment in Bluegreen	9,282	5,533	—
Deferred loan income	1,190	885	918
Change in investment of unconsolidated real estate subsidiary	—	—	1,762
Purchase accounting adjustments for bank acquisitions	1,920	2,229	1,356
Accumulated other comprehensive income	—	3,887	2,596
Prepaid pension expense	2,517	2,607	2,713
Depreciation for tax greater than book	2,278	—	—
Other	879	1,929	1,396

Total gross deferred tax liabilities	66,339	53,076	41,282

Net deferred tax asset (liability)	(8,455)	(2,895)	12,119
Plus (less) net deferred tax asset (liability) at beginning of period	2,895	(12,119)	3,916
Acquired net deferred tax asset, net of valuation allowance	595	—	(8,175)
Decrease in deferred tax liability from subsidiaries other capital transactions	3,650	776	(9)
(Decrease) increase in accumulated other comprehensive income	(369)	416	(1,145)
Decrease in deferred tax liability from BFC’s tax effect relating to exercise stock option	(11,016)	(550)	—
Increase (decrease) in Levitt’s accumulated other comprehensive income	(1,291)	361	—
Increase (decrease) in BankAtlantic Bancorp accumulated other comprehensive income	(3,903)	1,019	(6,277)

(Provision) benefit for deferred income taxes	(17,894)	(12,993)	429
(Provision) benefit for deferred income taxes — discontinued operations	—	—	(380)
Reduction in deferred tax asset associated with GMS sale	—	314	—
Benefit for deferred income taxes — extraordinary item	—	—	2,771
Provision for deferred income taxes — cumulative effect of an accounting change	—	—	(1,246)

(Provision) benefit for deferred income taxes — continuing operations	$(17,894)	$(12,679)	$1,574

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Balance, beginning of period	$2,470	$4,369	$7,682
Utilization of acquired tax benefits	—	(418)	(2,638)
Increase (reduction) in state deferred tax valuation allowance	94	(1,168)	230
Other decreases and reclassifications	—	(313)	(905)

Balance, end of period	$2,564	$2,470	$4,369

Except as discussed below, BankAtlantic Bancorp’s management believes that it will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required at December 31, 2004, 2003 and 2002 as it was management’s assessment that, based on available information, it is more likely than not that certain State net operating loss carry forwards (“NOL”) included in the Company’s deferred tax assets will not be realized. A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred income tax asset that is expected to be realized.

At December 31, 2004, BankAtlantic Bancorp had NOL’s of $73 million for state tax purposes primarily associated with BankAtlantic Bancorp and Leasing Technology, Inc. BankAtlantic Bancorp files separate State income tax returns in each State jurisdiction. BankAtlantic Bancorp has incurred taxable losses during the past six years resulting from its debt obligations and Leasing Technology Inc. has incurred significant losses associated with its lease financing activities. As a consequence, BankAtlantic Bancorp’s management believes that it is more likely than not that the State NOL associated with these companies will not be realized.

Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2004, BankAtlantic Bancorp had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be owed.

BankAtlantic Bancorp is not included in the Company’s consolidated tax return. At December 31, 2003, the Company (excluding BankAtlantic Bancorp and Levitt, which is included in BankAtlantic Bancorp’s 2003 consolidated tax return) had estimated state and federal net operating loss carry forwards as follows (in thousands):

Expiration
Year	State	Federal
2006	$429	$—
2007	4,235	4,557
2008	2,332	3,322
2011	1,662	1,831
2012	669	984
2021	806	1,422
2022	824	1,515
2023	2,008	3,792
2024	18,252	34,457

	$31,217	$51,880

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

16. Employee Benefits Plan

BFC’s Stock Option Plan

BFC’s Stock Option Plan provides for the grant of stock options to purchase shares of the Company’s Class B Common Stock. The plan provides for the grant of both incentive stock options and non-qualifying options. The exercise price of a stock option will not be less than the fair market value of the Common Stock on the date of the grant and the maximum term of the option is ten years. The following table sets forth information on all outstanding options:

	Class B
	Options
	Outstanding	Price per Share
Outstanding at December 31, 2001	8,656,402	$0.41	to	$3.68
Issued	—
Exercised	(137,575)	$0.41	to	$1.45
Forfeited	(14,040)	$2.14	to	$2.14

Outstanding at December 31, 2002	8,504,787	$0.43	to	$3.68
Issued	554,547	$1.84	to	$1.84
Exercised	(605,222)	$0.43	to	$0.47

Outstanding at December 31, 2003	8,454,112	$0.44	to	$3.68
Issued	307,427	$7.68	to	$8.40
Exercised	(3,521,419)	$0.44	to	$3.68

Outstanding at December 31, 2004	5,240,120	$1.45	to	$8.40
Exercisable at December 31, 2004	4,445,266	$1.45	to	$8.40

Available for grant at December 31, 2004	—

The weighted average exercise price of options outstanding at December 31, 2004, December 31, 2003 and 2002 was $2.63, $1.54 and $1.44, respectively. The weighted average price of options exercised was $.51 during 2004, $0.47 during 2003 and $1.05 during 2002.

The adoption of FAS 123 under the fair value based method would have increased compensation expense by approximately $487,000, $355,000 and $177,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The option model used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

	Number of				Risk Free	Expected		Expected
Date of	Options	Grant Date	Type of	Exercise	Interest	Life	Expected	Dividend
Grant	Granted	Fair Value	Grant	Price	Rate	(Years)	Volatility	Yield
07/01/97	473,801	$0.58	*	$1.45	5.80%	6.0	27.40%	0%
07/01/97	2,105,718	$0.53	NQ	$1.59	5.80%	6.0	27.40%	0%
01/13/98	1,474,018	$2.09	*	$3.68	5.53%	7.5	44.46%	0%
04/06/99	505,394	$1.78	*	$2.14	5.28%	7.5	92.21%	0%
02/07/03	547,525	$1.29	*	$1.84	4.50%	7.0	72.36%	0%
01/05/04	29,301	$4.68	*	$7.68	4.40%	7.5	53.36%	0%
07/28/04	262,501	$6.02	*	$8.40	4.61%	10.0	57.63%	0%
10/04/04	12,500	$4.32	*	$8.40	3.44%	5.0	56.06%	0%

*	Both non-qualified and incentive stock options were granted.

The employee turnover was considered to be none.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$1.45 to $1.68	2,449,441	2.5 years	$1.57	2,449,441	$1.57
$1.68 to $2.52	1,030,294	6.3 years	$1.97	517,867	$2.11
$3.36 to $4.20	1,452,958	2.9 years	$3.68	1,452,958	$3.68
$7.68 to $8.40	307,427	9.4 years	$8.33	25,000	$8.40

	5,240,120	3.8 years	$2.63	4,445,266	$2.36

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.44 to $.84	3,435,393	.7 years	$0.45	3,435,393	$0.45
$.84 to $1.68	2,470,718	3.5 years	$1.57	2,470,718	$1.57
$1.68 to $2.52	1,052,923	7.2 years	$1.98	42,120	$1.84
$3.36 to $3.68	1,495,078	3.9 years	$3.68	1,495,078	$3.68

	8,454,112	2.9 years	$1.54	7,443,309	$1.48

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.43 to $.84	4,040,615	1.6 years	$0.46	4,040,615	$0.46
$.84 to $1.68	2,470,718	4.5 years	$1.57	2,470,718	$1.57
$1.68 to $2.52	498,376	6.2 years	$2.14	—	$—
$3.36 to $3.68	1,495,078	4.9 years	$3.68	1,495,078	$3.68

	8,504,787	3.3 years	$1.44	8,006,411	$1.40

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

BFC Profit Sharing Plan

The Company has an employee’s profit sharing plan which provides for contributions to a fund of a defined amount, but not to exceed the amount permitted under the Internal Revenue Code as deductible expense. The provision charged to operations was approximately $50,000 for each of the years ended December 31, 2004, 2003 and 2002. Contributions are funded on a current basis.

BankAtlantic Pension Plan:

At December 31, 1998, BankAtlantic Bancorp froze its defined benefit pension plan (the “Pension Plan”). All participants in the Pension Plan ceased accruing service benefits beyond that date and became vested. BankAtlantic Bancorp is subject to future pension expense or income based on future actual plan returns and actuarial values of the Pension Plan obligations to employees.

The following tables set forth the Pension Plan’s funded status and the minimum pension liability or prepaid pension cost included in the consolidated statements of financial condition at (in thousands):

	December 31,
	2004	2003
Projected benefit obligation at the beginning of the year	$23,094	$22,276
Interest cost	1,508	1,485
Actuarial loss	2,421	148
Benefits paid	(789)	(815)

Projected benefit obligation at end of year	$26,234	$23,094

	December 31,
	2004	2003
Fair value of the Pension Plan assets at the beginning of year	$23,927	$17,860
Actual return on the Pension Plan assets	1,959	6,132
Employer contribution	—	750
Benefits paid	(789)	(815)

Fair value of the Pension Plan assets as of actuarial date	$25,097	$23,927

	December 31,
	2004	2003
Actuarial present value of projected benefit obligation for service rendered to date	$(26,234)	$(23,094)
Pension Plan assets at fair value as of the actuarial date	25,097	23,927
(Unfunded) funded accumulated benefit obligation (1)	(1,137)	833
Unrecognized net loss (gain) from past experience different from that assumed and effects of changes in assumptions	7,661	5,924

Prepaid pension cost(2)	$6,524	$6,757

(1)	The measurement date for the accumulated benefit obligation was December 31, 2004 and 2003. The December 31, 2004 unfunded accumulated benefit obligation was recorded in other liabilities in the Company’s consolidated statement of financial condition.

(2)	The December 31, 2003 prepaid pension cost was recorded in other assets in the Company’s consolidated statement of financial condition. In 2004, the prepaid pension cost was reversed into other comprehensive income and a minimum pension liability was recorded for the unfunded accumulated benefit obligation.

For the year ended December 31, 2004, BankAtlantic Bancorp recorded a minimum pension liability in other comprehensive income associated with the unfunded accumulated benefit obligation as follows (in thousands):

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Amount
Change in prepaid pension cost in other assets	$(6,524)
Minimum pension liability in other liabilities	(1,137)
Change in deferred tax assets	2,758

Decrease in other comprehensive income	$(4,903)

Net pension expense (benefit) includes the following components (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Service cost benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,508	1,485	1,424
Expected return on plan assets	(1,998)	(1,470)	(1,989)
Amortization of unrecognized net gains and losses	723	1,212	314

Net periodic pension expense (benefit)(1)	$233	$1,227	$(251)

(1)     Periodic pension expense (benefit) is included as an increase/decrease in compensation expense.

The actuarial assumptions used in accounting for the Pension Plan were:

	For the Years Ended
	December 31,
	2004	2003	2002
Weighted average discount rate	6.00%	6.75%	6.75%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	9.00%

Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds, and the reduction in the discount rate at December 31, 2004 reflects historically low interest rate trends related to these bonds. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2004. BankAtlantic Bancorp contributed $750,000 to the Pension Plan during the year ended December 31, 2003. BankAtlantic Bancorp did not make any contributions to the Pension Plan during the years ended December 31, 2004 and 2002. BankAtlantic Bancorp will not be required to contribute to the Pension Plan for the year ending December 31, 2005.

BankAtlantic Bancorp’s pension plan weighted-average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

	Pension Plan Allocation
	At December 31,
	2004	2003
Equity securities	76.62%	57.45%
Debt securities	21.57	38.13
Cash	1.81	4.42

Total	100.00%	100.00%

The Pension Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is closely monitored to ensure that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manger changes or changes in fund objectives could be cause for replacement of any mutual fund. The Pension Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Pension Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the Pension Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2004, 9.6% of the Pension Plan’s assets were invested in the aggressive growth category.

The Pension Plan’s targeted asset allocation is 68% equity securities, 30% debt securities and 2% cash during the year ended December 31, 2005. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Pension
Expected Future Service	Benefits
2005	$821
2006	895
2007	920
2008	989
2009	1,180
Years 2010-2014	$7,297

There are large increases in annual benefit payouts expected in 2009 and 2010 when four key employees reach normal retirement age.

BankAtlantic 401(k) Plan:

     The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Employee Salary Contribution Limit (1)	$13	$12	$11
Percentage of Salary Limitation	75%	75%	75%
Total Match Contribution (2)	$1,790	$1,558	$1,800
Vesting of Employer Match	Immediate	Immediate	Immediate

(1)	For the 2004, 2003 and 2002 plan year, employees over the age of 50 were entitled to contribute $16,000, $14,000 and $12,000, respectively.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.

BankAtlantic Profit Sharing Plan

At January 1, 2003, BankAtlantic established the BankAtlantic Profit Sharing Stretch Plan (the “Plan”) for all employees of BankAtlantic and its subsidiaries. The profit sharing awards are paid in cash quarterly and are based on achieving specific performance goals. Included in compensation expense during the years ended December 31, 2004 and 2003 was $5.7 million and $3.6 million, respectively, of expenses associated with the Plan.

Ryan Beck Plans:

Retirement Plans

As of December 31, 2004 and 2003, Ryan Beck maintains one retirement plan for eligible employees, the 401(k) Savings Plan. In 2002 Ryan Beck maintained two retirement plans for eligible employees, the 401(k) Savings Plan and the Money Purchase Pension Plan.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Ryan Beck maintained a nonvoluntary Money Purchase Pension Plan to which Ryan Beck contributed in 2002, 5% of an employee’s eligible earnings, subject to certain limitations. Contributions to the Ryan Beck Money Purchase Pension Plan totaled $729,000 during the year ended December 31, 2002. The Ryan Beck Money Purchase Pension Plan was liquidated into the Ryan Beck 401(k) Savings Plan during 2003.

Ryan Beck’s employees may contribute up to 25% of their eligible earnings, subject to certain limitations, to the 401(k) Savings Plan. In 2004 and 2003, Ryan Beck began an employer match of 50% on the first 6% of contributions for salaried employees. Additionally, Ryan Beck awarded an additional 2% and 1% of contributions for salaried employees as a discretionary match during 2004 and 2003, respectively. Included in employee compensation and benefits on the consolidated statement of operations was $1.6 million, $332,420 and $0 of expenses and employer contributions related to the 401(k) Savings Plan during the years ended December 31, 2004, 2003 and 2002, respectively.

Effective January 1, 2004, the RB Holdings, Inc. Supplemental Executive Retirement Plan was established. Retirement benefits of $2.3 million under the plan are payable in equal monthly installments over 120 months commencing at retirement. Normal retirement is at age 60. If the participant retires early or has an involuntary termination without cause, or for good reason or change in control the participant shall be entitled to receive an amount equal to his/her retirement benefit multiplied by 10% for each year of participation in the Plan not to exceed 10 years.

Deferred Compensation Plans

During the year ended December 31, 2002, Ryan Beck established the Ryan Beck & Co., Inc. Voluntary Deferred Compensation Plan for certain employees whereby the employee may elect to defer a portion of his or her compensation for a minimum of 3 years or until retirement. These contributions are fully vested. The obligations under the terms of this plan are not required to be funded. The obligations are unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected measurement options chosen by each participant. Ryan Beck has elected to invest in the mutual fund options chosen by the participants to manage the market risk of this obligation. For the years ended December 31, 2004, 2003 and 2002 the deferred compensation obligation payable under this plan totaled $17.0 million, $13.8 million and $9.7 million, respectively. During the year ended December 31, 2004 and 2003, Ryan Beck realized compensation expense of $3.1 million and $3.0 million, respectively, associated with the increase in the deferred compensation plan obligations. During the year ended December 31, 2002, Ryan Beck realized a $1.5 million reduction in compensation expense associated with the decrease in the plan obligation.

During 2002, Ryan Beck amended the Ryan Beck & Co., Inc. Supplemental Bonus Plan whereby Ryan Beck may establish incentive deferred compensation which vests over multiple years. During the years ended December 31, 2004, 2003, and 2002, Ryan Beck awarded deferred bonuses under this Plan of $1.0 million, $0, and $1.5 million respectively. The 2002 awards vest and are payable 25% per year and the 2004 awards vest and are payable in three equal installments on the first business day in January 2006, 2007 and 2008.

2002 Retention Program

In connection with the Gruntal transaction, a nonqualified deferred compensation plan was assumed by Ryan Beck covering select employees of Gruntal. Gruntal provided an annual contribution which would vest if the employee remained employed for ten years from the contribution date. All unvested amounts will vest no later than 2011. The Gruntal nonqualified deferred compensation plan was merged into the Ryan Beck & Co., Inc. Voluntary Deferred Compensation Plan during 2002.

In July 2002, Ryan Beck established a retention plan for certain financial consultants, key employees and others. During 2003 Ryan Beck expanded this plan to recruit financial consultants. Pursuant to this plan the participants received forgivable notes of $8.0 million, $6.3 million and $10.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. Each forgivable note will have a term of five years. A pro-rata portion of the principal amount of the note is forgiven each month over the five or seven year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck. Ryan Beck acquired $15.1 million of forgivable notes in connection with the Gruntal transaction. Included in other assets at December 31, 2004 and 2003 were $16.7 million and $15.1 million, respectively, of forgivable notes. Included in compensation expense for the year ended December 31, 2004, 2003 and 2002 was $5.4 million, $4.9 million and $3.7 million, respectively, of forgivable note amortization.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Levitt Plans:

Performance-Based Annual Incentive Plan

On May 11, 2004, Levitt’s shareholders approved the Levitt Corporation 2004 Performance-Based Annual Incentive Plan. The purpose of the plan is to advance the interests of Levitt and its shareholders by providing certain key executives with annual incentive compensation which is tied to the achievement of performance goals. The amount accrued as of December 31, 2004 for payment under the plan was approximately $731,000, which is included in other liabilities in the accompanying statement of financial condition.

401(k) Plan

Levitt has a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees that have completed three months of service and have reached the age of 18 are eligible to participate. During the years ended December 31, 2003 and 2002, Levitt’s employees participated the BankAtlantic Security Plus Plan and Levitt’s contributions amounted to $495,000 and $344,000 respectively. During the year ended December 31, 2004, Levitt’s employees participated in the Levitt Corporation Security Plus Plan and Levitt’s contributions amounted to $857,000. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

17. Commitments and Contingencies

The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2004, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2005	$14,227
2006	12,595
2007	10,565
2008	8,511
2009	6,932
Thereafter	22,786

Total	$75,616

	For the Years Ended December 31,
(In thousands)	2004	2003	2002
BFC rent expense	$46	$31	$31

BankAtlantic Bancorp rental expense for premises and equipment	$18,885	$17,697	$16,327

Levitt rent expense	$1,281	$875	$435

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Financial instruments with off-balance sheet risk were (in thousands):

	December 31,
	2004	2003
Commitments to sell fixed rate residential loans	$19,537	$12,962
Commitments to sell variable rate residential loans	6,588	3,740
Forward contract to purchase mortgage-backed securities	3,947	8,611
Commitments to purchase fixed rate residential loans	—	40,242
Commitments to purchase variable rate residential loans	40,015	3,500
Commitments to originate loans held for sale	21,367	14,271
Commitments to originate loans held to maturity	238,429	370,071
Commitments to extend credit, including the undisbursed portion of loans in process	1,170,191	1,034,467
Standby letters of credit	55,605	31,722
Commercial lines of credit	121,688	162,623
Commitment to acquire Benihana Preferred Stock	10,000	—

Other than the Benihana Preferred Stock commitment, BFC did not directly have any financial instruments with off-balance sheet risk and the remaining instruments indicated above are those of our controlled entities, BankAtlantic Bancorp and Levitt and their affiliates and are all non-recourse to BFC.

In the normal course of its business, BankAtlantic is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $28.5 million of commitments to extend credit at a fixed interest rate and $1.4 billion of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $36.7 million at December 31, 2004. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $18.9 million at December 31, 2004. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments, which are collateralized, similar to other types of borrowings. Included in other liabilities at December 31, 2004 was $114,000 of unearned guarantee fees. There were no obligations recorded in the financial statements associated with these guarantees.

BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $51.3 million and $50.1 million at December 31, 2004 and 2003, respectively.

As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2004 BankAtlantic was in compliance with this requirement, with an investment of approximately $78.6 million in stock of the FHLB of Atlanta.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

BankAtlantic is taking steps to correct identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act, and has been cooperating with regulators and other federal agencies concerning those deficiencies. BankAtlantic cannot predict whether or to what extent monetary or other penalties will be imposed by its regulators or other federal agencies relating to these compliance deficiencies. No amount has been recorded at December 31, 2004 in the accompanying financial statements relating to possible penalties from federal agencies.

BankAtlantic Bancorp through its ownership of Ryan Beck, is subject to the risks of investment banking. Ryan Beck’s customers’ securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of Ryan Beck and is responsible for execution, collection and payment of funds, and receipt and delivery of securities relative to customer transactions. Customers’ securities activities are transacted on a cash and margin basis. These transactions may expose Ryan Beck to off-balance-sheet risk, wherein the clearing broker may charge Ryan Beck for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. As the right to charge Ryan Beck has no maximum amount and applies to all trades executed through the clearing broker. Ryan Beck believes there is no maximum amount assignable to this right. At December 31, 2004, Ryan Beck recorded liabilities of approximately $188,000 with regard to this right. Ryan beck has the right to pursue collection or performance from the counter parties who do not perform under their contractual obligations. Ryan Beck seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and ensure that customer transactions are executed properly by the clearing broker.

Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and hedge market risk exposures. These financial instruments include securities sold, but not yet purchased and future contracts. Securities sold, but not yet purchased represent obligations of BankAtlantic Bancorp to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as BankAtlantic Bancorp’s ultimate obligation may exceed the amount recognized in the Consolidated Statement of Financial Condition.

Levitt is subject to obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. At December 31, 2004, Levitt had commitments to purchase properties for development of $208.3 million, of which approximately $107.6 million is subject to due diligence and satisfaction of certain requirements and conditions, as well as the obtaining of financing. At December 31, 2004, cash deposits of approximately $5.2 million secured Levitt’s commitments under these contracts.

Levitt is obligated to fund homeowner association operating deficits incurred by its communities under development. This obligation ends upon turnover of the association to the residents of the community.

At December 31, 2004, Levitt had outstanding surety bonds and letters of credit of approximately $43.3 million related primarily to its obligations to various governmental entities to construct improvements in the Levitt’s various communities. Levitt estimates that approximately $20.7 million of work remains to complete these improvements. Levitt does not believe that any outstanding bonds or letters of credit will likely be drawn upon.

18. Regulatory Matters

The Company is a unitary savings bank holding company that owns approximately 15% and 100%, respectively of the outstanding BankAtlantic Bancorp Class A and Class B Common Stock, in the aggregate representing approximately 22% of all the outstanding BankAtlantic Bancorp Common Stock. BankAtlantic Bancorp is the holding company for BankAtlantic Bank by virtue of its ownership of 100% of the outstanding BankAtlantic common stock. BFC is subject to regulatory oversight and examination by the OTS as discussed herein with respect to BankAtlantic Bancorp. BankAtlantic Bancorp is a unitary savings bank holding company subject to regulatory oversight and examination by the OTS, including normal supervision and reporting requirements. The Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). BankAtlantic Bancorp is also subject to the reporting and other requirements of the Exchange Act.

BankAtlantic’s deposits are insured by the FDIC for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

BankAtlantic’s financial statements. At December 31, 2004, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.

The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to BankAtlantic Bancorp, which are based on an institution’s regulatory capital levels and its net income. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2004, this capital distribution limitation was $78.8 million. During the years ended December 31, 2004, 2003 and 2002, BankAtlantic paid $15 million, $20 million and $22 million, respectively, of dividends to the BankAtlantic Bancorp.

Ryan Beck paid $5 million in dividends to the Company during 2004. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.

Bank Atlantic’s actual capital amounts and ratios are presented in the table (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total risk-based capital	$476,600	10.80%	$352,886	8.00%	$441,107	10.00%
Tier I risk-based capital	$405,482	9.19%	$176,443	4.00%	$264,664	6.00%
Tangible capital	$405,482	6.83%	$89,030	1.50%	$89,030	1.50%
Core capital	$405,482	6.83%	$237,413	4.00%	$296,766	5.00%
As of December 31, 2003:
Total risk-based capital	$447,967	12.06%	$297,208	8.00%	$371,509	10.00%
Tier I risk-based capital	$379,505	10.22%	$148,604	4.00%	$222,906	6.00%
Tangible capital	$379,505	8.52%	$66,802	1.50%	$66,802	1.50%
Core capital	$379,505	8.52%	$178,138	4.00%	$222,673	5.00%

Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was approximately $35.3 million, which was $34.3 million in excess of its required net capital of $1.0 million at December 31, 2004.

Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2004.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

19. Legal Proceedings

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

20. Parent Company Financial Information

BFC’s Condensed Statements of Financial Condition at December 31, 2004 and 2003, Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004 are shown below:

Condensed Statements of Financial Condition
December 31, 2004 and 2003
(In thousands except share data)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$1,520	$1,536
Securities available for sale, at market value	11,800	1,218
Investment in venture partnerships	971	626
Investment in BankAtlantic Bancorp, Inc.	103,125	91,869
Investment in Levitt Corporation	48,983	27,885
Investment in other subsidiaries	14,219	13,680
Loans receivable	3,364	4,175
Other assets	2,596	484

Total assets	$186,578	$141,473

Liabilities and Shareholders’ Equity

Mortgages payable and other borrowings	$10,483	$6,015
Other liabilities	23,816	23,234
Deferred income taxes	27,028	26,549

Total liabilities	61,327	55,798

Total shareholders’ equity	125,251	85,675

Total liabilities and shareholders’ equity	$186,578	$141,473

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Statements of Operations
For Each of the Years in the Three Year Period Ended December 31, 2004
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Revenues	$3,514	$1,051	$763
Expenses	6,717	3,954	3,898

(Loss) before undistributed earnings from subsidiaries	(3,203)	(2,903)	(3,135)
Equity from earnings in BankAtlantic Bancorp	15,694	15,222	11,380
Equity from earnings in Levitt	10,265	—	—
Equity from loss in other subsidiaries	(311)	(1,583)	(633)

Income before income taxes	22,445	10,736	7,612
Provision for income taxes	8,215	3,714	2,420

Net income	14,230	7,022	$5,192
5% Preferred Stock dividends	392	—	—

Net Income available to common shareholders	$13,838	$7,022	5,192

Condensed Statements of Cash Flows
For Each of the Years in the Three Year Period Ended December 31, 2004
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Operating Activities:
Income (loss) from continuing operations	$14,230	5,879	$(5,986)
Income from discontinued operations, net of tax	—	1,143	2,536
Income from extraordinary item, net of tax	—	—	23,749
Loss from cumulative effect of a change in accounting principle, net of tax	—	—	(15,107)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity from earnings in BankAtlantic Bancorp	(15,694)	(15,222)	(11,380)
Equity from earnings in Levitt	(10,265)	—	—
Equity from (earnings) loss in other subsidiaries	(1,981)	1,583	633
Depreciation	50	10	24
Provision for deferred income taxes	8,216	3,646	2,556
Loss on investment securities	72	—	499
Gain from securities activities, net	—	(270)	—
Advances from other subsidiaries	208	444	503
(Increase) decrease in loans receivable	737	—	(2,991)
(Increase) decrease in other assets	(2,032)	274	49
Increase other liabilities	372	155	213

Net cash used in operating activities	$(6,087)	$(2,358)	$(4,702)

Investing Activities:
Common stock dividends received from BankAtlantic Bancorp	1,924	1,686	1,581
Capital contribution to subsidiaries	(1,000)	—	—
Dividends from other subsidiaries	150	—	—
Distributions from venture partnerships	1,423	344	—
Decrease (increase) in securities available for sale	(10,000)	785	(173)

Net cash (used in) provided by investing activities	(7,503)	2,815	1,408

Financing Activities:
Borrowings	4,468	—	1,500
Issuance of preferred stock	14,988	—	—
Exercise stock options	1,791	—	—
Retirement of common stock	(7,281)	—	(319)
Issuance of common stock	—	282	204
Preferred stock dividends paid	(392)	—	—

Net cash provided by financing activities	13,574	282	1,385

Increase (decrease) in cash and cash equivalents	(16)	739	(1,909)
Cash and cash equivalents at beginning of period	1,536	797	2,706

Cash and cash equivalents at end of period	$1,520	$1,536	$797

Supplementary disclosure of non-cash investing and financing activities
Interest paid on borrowings	$357	$333	$302

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	For the Years Ended December 31,
	2004	2003	2002
Increase in securities available for sale resulting from venture partnerships distribution of its securities investment	—	—	506
Change in shareholders’ equity resulting from net change in other comprehensive income, net of taxes	(588)	662	(1,824)
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	5,812	(252)	(15)
Increase in shareholders’ equity for the tax effect related to the exercise of stock options	11,017	550	60
Levitt investment transfer from BankAtlantic Bancorp resulting from the spin-off transaction	—	27,885	—

21. Selected Quarterly Results (Unaudited)

The following tables summarize the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands except for per share data):

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$264,696	$289,684	$280,160	$332,061	$1,166,601
Costs and expenses	217,306	243,933	238,984	283,760	983,983

Income before income taxes and equity in earnings from unconsolidated subsidiaries	47,390	45,751	41,176	48,301	182,618
Equity in earnings from unconsolidated subsidiaries	5,811	5,023	5,888	2,881	19,603

Income before income taxes and minority interest	53,201	50,774	47,064	51,182	202,221
Provision for income taxes	22,207	21,938	19,113	20,739	83,997

Minority interest in income of consolidated subsidiaries	26,622	25,575	24,291	27,506	103,994

Net income	$4,372	3,261	3,660	2,937	14,230

Basic earnings per share from continuing operations	$0.18	$0.13	$0.14	$0.11	$0.57

Diluted earnings per share from continuing operations	$0.15	$0.11	$0.12	$0.09	$0.47

Basic weighted average number of common shares outstanding	23,824	24,195	24,215	24,507	24,183

Diluted weighted average number of common shares outstanding	27,706	27,795	27,761	27,892	27,806

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The first quarter net income reflects the Company’s gain from the technology company litigation settlement. The litigation gain was partially offset by BankAtlantic Bancorp prepaying $108 million of FHLB advances.

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$191,693	$210,188	$197,034	$233,389	$832,304
Costs and expenses	169,387	187,885	172,786	211,234	741,292

Income before income taxes and equity in earnings from unconsolidated subsidiaries	22,306	22,303	24,248	22,155	91,012
Equity in (loss) earnings from unconsolidated subsidiaries	(114)	2,719	4,054	3,467	10,126

Income before income taxes, minority interest and discontinued operations	22,192	25,022	28,302	25,622	101,138
Provision for income taxes	9,190	10,588	11,995	12,393	44,166

Minority interest in income of consolidated subsidiaries	11,185	13,318	14,352	12,238	51,093

Income from continuing operations	1,817	1,116	1,955	991	5,879
Discontinued operations, net of taxes	83	754	306	—	1,143

Net income	$1,900	$1,870	$2,261	$991	$7,022

Basic earnings per share from continuing operations	$0.08	$0.05	$0.09	$0.04	$0.26
Basic earnings per share from discontinued operations	0.00	0.03	0.01	—	0.05

Basic earnings per share	$0.08	$0.08	$0.10	$0.04	$0.31

Diluted earnings per share from continuing operations	$0.07	$0.04	$0.07	$0.03	$0.21
Diluted earnings per share from discontinued operations	—	0.03	0.01	—	0.04

Diluted earnings per share	$0.07	$0.07	$0.08	$0.03	$0.25

Basic weighted average number of common shares outstanding	22,419	22,842	22,979	23,023	22,818

Diluted weighted average number of common shares outstanding	24,677	25,688	26,195	27,019	26,031

The third and fourth quarter earnings were impacted by BankAtlantic Bancorp prepaying $185 million of FHLB advances in the third quarter and $140 million of FHLB advances in the fourth quarter incurring prepayment penalties of $2.0 million and $8.9 million, respectively. The discontinued operations reflect the operations of GMS. (See Note 2.)

22. Estimated Fair Value of Financial Instruments

The information set forth below provides disclosure of the estimated fair value of the Company’s financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”).

Management has made estimates of fair value that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

categories.

The fair value of performing loans, except residential mortgage and adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows, which are adjusted for national historical prepayment estimates. The discount rate is based on secondary market sources and is adjusted to reflect differences in servicing and credit costs.

Fair values of non-performing loans are based on the assumption that the loans are on a non-accrual status, discounted at market rates during a 24 month work-out period. Assumptions regarding credit risk are determined using available market information and specific borrower information.

The book value of tax certificates approximates market value. The fair value of mortgage-backed and investment securities are estimated based upon a price matrix obtained from a third party or market price quotes.

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

The fair value of Federal Home Loan Bank stock is its carrying amount.

The book value of securities sold under agreements to repurchase and federal funds purchased approximates fair value.

The fair value of FHLB advances is based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.

The fair value of securities owned and securities sold but not yet purchased was based on dealer price quotations or price quotations from similar instruments traded.

The fair values of subordinated debentures, junior subordinated debentures, trust preferred securities and notes payable were based on discounted value of contractual cash flows at a market. Carrying amounts of notes and mortgage notes payable that provide for variable interest rates approximate fair value, as the terms of the credit facilities require periodic market adjustment of interest rates. The fair value of the Company’s fixed rate indebtedness, including development bonds payable, was estimated using discounted cash flow analyses, based on the Company’s current borrowing rates for similar types of borrowing arrangements.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents information for the Company’s financial instruments at December 31, 2004 and 2003 (in thousands):

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$224,720	$224,720	$143,542	$143,542
Securities available for sale	749,001	749,001	360,442	360,442
Securities owned	125,443	125,443	124,565	124,565
Investment securities	317,891	317,416	192,706	192,706
Federal Home Loan Bank stock	78,619	78,619	40,325	40,325
Loans receivable including loans held for sale, net	4,561,073	4,568,883	3,611,612	3,620,487

Financial liabilities:
Deposits	$3,457,202	$3,451,853	$3,058,142	$3,062,565
Short term borrowings	362,002	362,002	120,874	120,874
Advances from FHLB	1,544,497	1,564,188	782,205	830,939
Securities sold but not yet purchased	39,462	39,462	37,813	37,813
Subordinated debentures, notes, mortgage notes and bonds payable	278,605	277,998	164,100	163,827
Junior subordinated debentures	263,266	265,955	263,266	257,647

The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward FHLB commitments are not significant. (See Note 17 for the contractual amounts of BankAtlantic’s financial instrument commitments).

Derivatives

During the year ended December 31, 2000, BankAtlantic Bancorp entered into a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The underlying collateral is $8.6 million of five-year hybrid adjustable rate mortgage loans that will adjust annually after May 2005. The hybrid adjustable rate mortgage loans are loans in which the rate at inception remains fixed for five years and then adjusts to a spread over the U.S. Treasury note annually thereafter. The forward contract was held for trading purposes and recorded at fair value with changes in fair value included in earnings.

During the year ended December 31, 2002, BankAtlantic Bancorp utilized interest rate swaps to manage its interest rate risk. The Company entered into callable time deposits with its customers and entered into callable interest rate swaps. BankAtlantic Bancorp designated these callable interest rate swaps as fair value hedges. During the year ended December 31, 2003, interest rate swap contracts with a notional amount of $33 million were called by the counter-party, resulting in BankAtlantic Bancorp redeeming $33 million of fixed rate time deposits. BankAtlantic Bancorp’s loss on the termination of the interest rate swaps was offset by a corresponding gain on the call of the time deposits. There were no interest rate swaps outstanding at December 31, 2004 and 2003.

BankAtlantic Bancorp also created cash flow hedges by entering into interest rate swap contracts to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from the swap contracts were recorded as an adjustment to interest expense in the Company’s statement of operations for the year ended December 31, 2002. BankAtlantic Bancorp terminated the above mentioned interest rate swap contracts with a notional amount of $75 million during the year ended December 31, 2003 and recognized a $1.9 million loss included in other income in the Company’s statement of operations.

Commitments to originate residential loans held for sale and to sell residential loans are derivatives. The fair value of these derivatives was not included in the Company’s financial statements as the amount was not considered significant. These

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

derivatives relate to a loan origination program with an independent mortgage company whereby, the mortgage company purchases the originated loans from BankAtlantic 14 days after the funding date at a price negotiated quarterly for all loans sold during the quarter.

23. Earnings (Loss) per Share

The Board of Directors of the Company declared stock splits effected in the form of a 15% stock dividend to holders of record on June 3, 2003 and a 25% stock dividend to each holders of record on November 17, 2003, February 20, 2004, May 17, 2004 and March 7, 2005, payable in shares of the Company’s Class A Common Stock for each share of the outstanding Class A and Class B Common Stock. Where appropriate, amounts throughout this report have been adjusted to reflect the stock splits.

The Company has two classes of common stock outstanding. The two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. The number of options considered outstanding shares for diluted earnings per share is based upon application of the treasury stock method to the options outstanding as of the end of the period. I.R.E. Realty Advisory Group, Inc. (“RAG”) owns 4,764,282 to confirm of BFC Financial Corporation’s Class A Common Stock and 500,000 shares of BFC Financial Corporation Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 2,165,367 shares of Class A Common Stock and 227,250 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2004, 2003 and 2002.

	For the Year Ended December 31,
(In thousands, except per share data)	2004	2003	2002
Basic earnings per share
Numerator:
Income from continuing operations	$14,230	$5,879	$(5,986)
Less: Preferred stock dividends	392	—	—

Income available to common shareholders	13,838	5,879	(5,986)
Discontinued operations, net of taxes	—	1,143	2,536
Extraordinary item, net of taxes	—	—	23,749
Cumulative effect of a change in accounting principle, net of taxes	—	—	(15,107)

Net income available to common shareholders	$13,838	$7,022	$5,192

Denominator:
Weighted average number of common shares outstanding	26,576	25,211	24,847
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	24,183	22,818	22,454

Basic earnings per share:
Earnings per share from continuing operations	$0.57	$0.26	$(0.27)
Earnings per share from discontinued operations	—	0.05	0.11
Earnings per share from extraordinary item	—	—	1.06
(Loss) earnings per share from cumulative effect of a change in accounting principle	—	—	(0.67)

Basic earnings per share	$0.57	$0.31	$0.23

Diluted earnings per share
Numerator
Income available to common shareholders	$13,838	$5,879	$(5,986)
Effect of securities issuable by subsidiaries	(780)	(505)	(206)

Income available after assumed dilution	$13,058	$5,374	$(6,192)

Discontinued operations, net of taxes	$—	$1,143	$2,536
Effect of securities issuable by subsidiaries	—	(17)	(56)

Discontinued operations, net of taxes after assumed dilution	$—	$1,126	$2,480

Extraordinary items, net of taxes	$—	$—	$23,749
Effect of securities issuable by a subsidiary	—	—	(511)

Extraordinary items, net of taxes after assumed dilution	$—	$—	$23,238

Cumulative effect of a change in accounting principle, net of taxes	$—	$—	$(15,107)
Effect of securities issuable by a subsidiary	—	—	325

Cumulative effect of a change in accounting principle, net of taxes after assumed dilution	$—	$—	$(14,782)

Net income available after assumed dilution	$13,058	$6,500	$4,744

Denominator
Weighted average number of common shares outstanding	26,576	25,211	24,847
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)
Common stock equivalents resulting from stock-based compensation	3,623	3,213	—

Diluted weighted average shares outstanding	27,806	26,031	22,454

Diluted earnings per share
Earnings per share from continuing operations	$0.47	$0.21	$(0.28)
Earnings per share from discontinued operations	—	0.04	0.11
Earnings per share from extraordinary items	—	—	1.04
Loss per share from cumulative effect of a change in accounting principle	—	—	(0.66)

Diluted earnings per share	$0.47	$0.25	$0.21

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

24. Certain Relationships and Related Party Transactions

Alan B. Levan, President and Chairman of the Board of the Company also serves as Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp and BankAtlantic. Alan B. Levan is also Chairman of the Board of Bluegreen and Levitt. John E. Abdo, Vice Chairman of the Board of the Company also serves as Vice Chairman of the Board of Directors of BankAtlantic Bancorp, BankAtlantic, Levitt and Bluegreen and is President of Levitt. Glen R. Gilbert, Executive Vice President of the Company also serves as Senior Executive Vice President and Secretary of Levitt.

These executive officers separately receive compensation from our affiliates for services rendered for such affiliates.

The BankAtlantic Bancorp, BFC, Levitt and Bluegreen share various office premises and employee services, pursuant to the arrangements described below.

During 2004, BankAtlantic Bancorp maintains service arrangements with BFC and Levitt, pursuant to which BankAtlantic Bancorp provided the following back-office support functions to Levitt and BFC: human resources, risk management, project planning, system support and investor and public relation services. BankAtlantic Bancorp received compensation for such services on a percentage of cost basis. Additionally, BankAtlantic Bancorp rents office space to Levitt and BFC on a month-to-month basis and receives rental payments based on market rates. These amounts were eliminated in the Company’s statement of operations.

The table below shows the service fees and rent payments from BFC and Levitt to BankAtlantic Bancorp for office space rent and back-office support functions for the year ended December 31, 2004 (in thousands):

	BFC	Levitt	Total
Service fees and rent to BankAtlantic Bancorp	$127,327	$499,000	$627,327

The following table sets forth the Company’s management fees in connection with providing general and administrative services to Levitt for the years ended December 31, 2004, 2003 and 2002 consisted of (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Levitt	$311	$213	$170

Other affiliates	$10	$10	$41

In connection with the spin-off of Levitt as of December 31, 2003, BankAtlantic Bancorp converted an outstanding $30.0 million demand note owed by Levitt to BankAtlantic Bancorp to a five year term note with interest only payable monthly initially at the prime rate and thereafter at a prime rate plus increments of an additional 0.25% every six months. Prior to the spin-off, BankAtlantic Bancorp transferred its 4.9% ownership interest in Bluegreen Corporation to Levitt in exchange for a $5.5 million note and additional shares of Levitt common stock (which additional shares were distributed as part of the spin-off transaction.) The note was repaid in May 2004. Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a five year note with the same payment terms as the $30.0 million note described above. The outstanding balance of these notes at December 31, 2004 and 2003 was $38.0 million. BankAtlantic also has $8.6 million and $18.1 million of construction loans to Levitt secured by land and improvements at December 31, 2004 and 2003, respectively. The total interest income to BankAtlantic Bancorp and BankAtlantic for the year ended December 31, 2004 and 2003 was $2.4 million and $2.3 million related to loans to Levitt. The outstanding balance of these notes and related interest were not included in the Company’s financial statements as those amounts were eliminated in consolidation. At December 31, 2003, Levitt’s investment in real estate joint ventures included BankAtlantic’s loans of approximately $23.2 million at December 31, 2003. In January 2004, a joint venture loan due to BankAtlantic was repaid in connection with the sale of the joint venture project. During the year ended December 31, 2003, BankAtlantic paid a subsidiary of Levitt a $540,000 management fee to operate and sell a residential construction property acquired by BankAtlantic through foreclosure. The property was sold to an unrelated developer during the fourth quarter of 2003.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

BFC, Levitt and several technology venture partnerships that BFC has controlling interests maintain cash balances at BankAtlantic amounting to $39.6 million as of December 31, 2004. The interest in connection with the above accounts of approximately $251,000 and the cash balances were not included in the Company’s financial statements as those amounts were eliminated in consolidation.

During 1999 and 2000, the Company (without consideration of BankAtlantic Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company’s interests in the technology entities were transferred at the Company’s cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, and therefore, they are consolidated in the Company’s financial statements. The general partners are limited liability companies of which the members are: BFC Financial Corporation – 57.5%, John E. Abdo - 13.75%; Alan B. Levan – 9.25%; Glen R. Gilbert – 2.0% and John E. Abdo, Jr. – 17.5%. At December 31, 2003, the Company’s net investment in these partnerships was $626,000.

In connection with the venture partnerships described above, Alan Levan and John Abdo each borrowed $500,000 from the Company on a recourse basis and Glen Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company each borrowed $50,000 on a non-recourse basis to make their investments. Subsequently, on July 16, 2002, John Abdo borrowed an additional $3.0 million from the Company on a recourse basis. All borrowings bear interest at the prime rate plus 1% and are, except for the Abdo borrowing, is payable interest only annually with the entire balance due in February 2006. The Abdo borrowing requires monthly interest payments, is due on demand and is secured by 2,127,470 shares of BFC Class A Common Stock and 370,750 shares of BFC Class B Common Stock. Amounts outstanding at December 31, 2004 are $0 from Mr. Levan, $3,282,758 from Mr. Abdo, $19,151 from Mr. Gilbert and $24,854 from Mr. Pertnoy.

An affiliated limited partnership, BankAtlantic Bancorp and affiliates of the Company were investors in a privately held technology company located in Boca Raton, Florida. The affiliated limited partnership invested $2 million in 219,300 shares in the technology company’s common stock, which shares were acquired in October 2000 at a price per share of $9.12. At December 31, 2001, the carrying value of this investment by the limited partnership had been written down to $4.95 per share and in 2002, based on its performance, the technology company was written off entirely by the Company and BankAtlantic Bancorp. BankAtlantic Bancorp invested $15 million in 3,033,386 shares of the technology company’s common stock in cash and by issuance to the technology company of 848,364 shares of BankAtlantic Bancorp Class A Common Stock. BankAtlantic Bancorp’s shares in the technology company were acquired in October 1999 at an average price per share of $4.95. Both Alan B. Levan and John E. Abdo became directors of the technology company in connection with the investment. Alan B. Levan owned or controlled direct and indirect interests in an aggregate of 286,709 shares of the technology company common stock, purchased at an average price per share of $8.14 and Mr. John E. Abdo owned or controlled direct and indirect interests in an aggregate of 368,408 shares of the technology company common stock purchased at an average price per share of $7.69. Jarett Levan, a director of BankAtlantic Bancorp and Executive Vice President of BankAtlantic, and Bruno DiGiulian, a director of BankAtlantic Bancorp had a 0.15% and 0.7% ownership interest, respectively, in the limited partnership. BFC and its affiliates collectively owned approximately 7% of the technology company’s outstanding common stock at December 31, 2003. During 2001, Mr. Levan and Mr. Abdo resigned from the Board of Directors of the technology company and initiated a lawsuit on behalf of the Company and others against the founder of the technology company, personally, regarding his role. In early 2003, the technology company initiated a lawsuit against BankAtlantic Bancorp seeking to have a restrictive legend on its BankAtlantic Bancorp’s Class A Common Stock removed. In March 2004, the technology company settled the lawsuit with the Company and it affiliates resulting in the Company recognizing a $24 million litigation settlement gain.

BankAtlantic Bancorp and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”), a law firm to which Bruno DiGiulian is of counsel. BankAtlantic paid fees aggregating $239,000 and $110,000 and $30,000 were paid by Ryan Beck to Ruden, McClosky in 2003 and none in 2004. In addition, fees aggregating $845,000 were paid to Ruden, McClosky by Levitt in 2003 prior to the spin off of Levitt from BankAtlantic Bancorp. In 2002, fees aggregating $1.0 million were paid to the law firm by BankAtlantic and Levitt Corporation. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.

Since 2002, Levitt has utilized certain services of Conrad & Scherer, a law firm in which William R. Scherer, a member of the Levitt’s Board of Directors, is a member. Levitt paid fees aggregating $110,00, $79,000 and $364,000 to this firm during the years ended December 31, 2004, 2003 and 2002, respectively.

Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company has a 49.5% interest and affiliates and third parties have a 50.5% interest in a limited partnership formed in 1979, for which the Company’s Chairman serves as the individual General Partner. The partnership’s primary asset is real estate subject to net lease agreements. The Company’s cost for this investment, approximately $441,000, was written off in 1990 due to the bankruptcy of the entity leasing the real estate. During each of the years 2004 and 2003, the Company received distributions of approximately $25,000 from the partnership.

Florida Partners Corporation owns 133,314 shares of the Company’s Class B Common Stock and 1,270,294 confirm shares of the Company’s Class A Common Stock. Alan B. Levan may be deemed to beneficially be the principal shareholder and is a member of the Board of Florida Partners Corporation. Glen R. Gilbert, Executive Vice President and Secretary of the Company holds similar positions at Florida Partners Corporation.

Included in BFC’s other assets at December 31, 2004 and 2003 were approximately $101,000 and $138,000, respectively, due from affiliates.

25. Segment Reporting

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

As of January 1, 2004, the Company implemented a new internal reporting methodology for evaluating our reportable segment performance. As a result, the Company is currently organized into three reportable segments: Financial Services, Homebuilding and Real Estate Development and Other Operations.

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

Homebuilding and Real Estate Development

Homebuilding and Real Estate Development division consists of Levitt and its subsidiaries’ operations including Levitt’s investment in Bluegreen. Homebuilding and real estate development are centered around homebuilding, land development of master planned communities, commercial real estate development and investments in other real estate ventures.

Other Operations

Other Operations results includes of BFC’s real estate owned; loans receivable that relate to previously owned properties; other securities and investments; BFC’s overhead and interest expense and the financial results of venture partnerships which BFC controls. Segment results do not reflect the Company’s equity from earnings in BankAtlantic Bancorp or Levitt, but include the provision for income taxes relating to the tax effect of the Company’s earnings from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Inter-company loans, interest income and interest expense and management and consulting fees are eliminated for consolidated presentation. The Company evaluates segment performance based on net income after tax.

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The table below reflects the Company’s consolidated data of our business segments for the three years ended December 31, 2004 (in thousands):

		Homebuilding		Adjusting
	Financial	and Real Estate	Other	and
2004	Services	Development	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	$549,652	$—	$—	$549,652
Interest and dividend income	260,555	1,338	680	(2,625)	259,948
Investment banking	227,949	—	—	(280)	227,669
Other income	116,355	8,078	5,837	(938)	129,332

	604,859	559,068	6,517	(3,843)	1,166,601

Costs and Expenses:
Cost of sale of real estate	—	406,274	—	(2,374)	403,900
Interest expense, net	87,722	259	1,171	(251)	88,901
Recovery for loan losses	(5,109)	—	—	—	(5,109)
Other expenses	412,053	78,269	7,187	(1,218)	496,291

	494,666	484,802	8,358	(3,843)	983,983

	110,193	74,266	(1,841)	—	182,618
Equity in earnings from unconsolidated Subsidiaries	485	19,118	—	—	19,603

Income before income taxes	110,678	93,384	(1,841)	—	202,221
Provision for income taxes	39,910	36,022	8,065	—	83,997

Income (loss) from continuing operations before minority interest	70,768	57,362	(9,906)	—	118,224
Minority interest in income of consolidated subsidiaries	55,074	47,098	1,822	—	103,994

Income (loss) from continuing operations	15,694	10,264	(11,728)	—	14,230

Total assets at December 31, 2004	$6,356,777	$678,467	$26,596	$(106,993)	$6,954,847

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

		Homebuilding		Adjusting
	Financial	and Real Estate	Other	and
2003	Services	Development	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	$283,058	$—	$—	$283,058
Interest and dividend income	261,849	863	390	(1,228)	261,874
Investment banking	207,788	—	—	—	207,788
Other income	73,501	4,765	1,532	(214)	79,584

	543,138	288,686	1,922	(1,442)	832,304

Costs and Expenses:
Cost of sale of real estate	—	209,431	—	—	209,431
Interest expense, net	113,217	233	1,163	(1,228)	113,385
Recovery for loan losses	(547)	—	—	—	(547)
Other expenses	368,872	43,718	6,646	(213)	419,023

	481,542	253,382	7,809	(1,441)	741,292

	61,596	35,304	(5,887)	(1)	91,012
Equity in earnings from unconsolidated subsidiaries	425	7,916	—	1,785	10,126

Income before income taxes	62,021	43,220	(5,887)	1,784	101,138
Provision for income taxes	23,424	16,400	3,714	628	44,166

Income (loss) from continuing operations before minority interest	38,597	26,820	(9,601)	1,156	56,972
Minority interest in income of consolidated subsidiaries	31,709	20,785	(1,401)	—	51,093

Income (loss) from continuing operations	6,888	6,035	(8,200)	1,156	5,879

Total assets at December 31, 2003	$4,831,549	$393,505	$14,388	$(103,207)	$5,136,235

		Homebuilding		Adjusting
	Financial	and Real Estate	Other	and
2002	Services	Development	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	$207,808	$—	$—	$207,808
Interest and dividend income	303,387	1,259	354	(300)	304,700
Investment banking	130,738	—	—	—	130,738
Other income	58,519	3,014	1,161	(179)	62,515

	492,644	212,081	1,515	(479)	705,761

Costs and Expenses:
Cost of sale of real estate	—	159,675	—	—	159,675
Interest expense, net	148,891	389	1,153	1,445	151,878
Provision for loan losses	14,077	—	—	—	14,077
Other expenses	302,768	31,670	4,791	(72)	339,157

	465,736	191,734	5,944	1,373	664,787

	26,908	20,347	(4,429)	(1,852)	40,974
Equity in earnings from unconsolidated subsidiaries	1,293	5,419	—	2,615	9,327

Income before income taxes	28,201	25,766	(4,429)	763	50,301
Provision for income taxes	9,051	6,254	2,420	268	17,993

Income (loss) from continuing operations before minority interest	19,150	19,512	(6,849)	495	32,308
Minority interest in income of consolidated subsidiaries	23,853	15,102	(661)	—	38,294

Income (loss) from continuing operations	(4,703)	4,410	(6,188)	495	(5,986)

Total assets at December 31, 2002	$5,125,550	$295,461	$18,118	$(23,196)	$5,415,933

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The changes in the carrying amount of goodwill for the year ended December 31, 2004 was as follows (in thousands):

		Homebuilding
	Financial	and Real Estate
	Services	Development	Total
Balance as of December 31, 2003	$76,674	$—	$76,674
Bowden acquisition	—	1,307	1,307

Balance as of December 31, 2004	$76,674	$1,307	$77,981

26. Shareholders’ Equity

On February 7, 2005, the Company amended Article IV Article V and Article VI of its Articles of Incorporation to increase authorized number of shares of the Company’s Class A Common Stock, par value $.01 per share from 20 million shares to 70 million shares. The Amendment was approved by the written consent of the holders of shares of the Company’s Class A Common Stock and Class B Common Stock representing a majority of the votes entitled to be cast by all shareholders on the Amendment.

The Company’s Articles of Incorporation authorize the Company to issue both a Class A Common Stock, par value $.01 per share, and a Class B Common Stock, par value $.01 per share. On May 22, 2002, the Company’s Articles of Incorporation were amended to, among other things, grant holders of the Company’s Class A Common Stock one vote for each share held, which previously had no voting rights except under limited circumstances provided by Florida law, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. When the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. When the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. Also, each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

The Company’s Articles of Incorporation authorize the issuance of up to 10 million shares of $.01 par value preferred stock. The Board of Directors has the authority to divide the authorized preferred stock into series or classes having the relative rights, preferences and limitations as may be determined by the Board of Directors without the prior approval of shareholders. The Board of Directors has the power to issue this preferred stock on terms that would create a preference over the Company’s Common Stock with respect to dividends, liquidation and voting rights. No further vote of security holders would be required prior to the issuance of the shares. During 2004. 15,000 shares of 5% cumulative convertible preferred stock were issued with a stated valued of $1,000 per share.

On January 10, 1997, the Company’s Board of Directors adopted a Shareholder Rights Plan. As part of the Rights Plan, the Company declared a dividend distribution of one preferred stock purchase right (the “Right”) for each outstanding share of BFC’s Class B Common Stock to shareholders of record on January 21, 1997. Each Right will become exercisable only upon the occurrence of certain events, including the acquisition of 20% or more of BFC’s Class B Common Stock by persons other than the existing control shareholders (as specified in the Rights Plan), and will entitle the holder to purchase either BFC stock or shares in the acquiring entity at half the market price of such shares. The Rights may be redeemed by the Board of Directors at $.01 per Right until the tenth day following the acquisition of 20% or more of BFC’s Class B Common Stock by persons other than the existing controlling shareholders. The Board may also, in its discretion, extend the period for redemption. The Rights will expire on January 10, 2007.

27. 5% Cumulative Convertible Preferred Stock

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

BFC Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

28. Subsequent Event

On February 18, 2005, the Company filed a registration statement on Form S-3 for a proposed underwritten public offering for 3,600,000 shares (4,140,000 shares including the underwriters over-allotment provision) of the Company’s Class A Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Internal control over financial reporting also includes controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements of Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein. See “Financial Statements and Supplementary Data.”

/s/ Alan B. Levan Alan B. Levan Chief Executive Officer March 15, 2005	/s/ Glen R. Gilbert Glen R. Gilbert Chief Financial Officer March 15, 2005

Changes in Internal Controls

     In addition, we reviewed our internal control over financial reporting, and there were no significant changes in our internal control over financial reporting or in other factors that could significantly affect those controls during the quarter ended December 31, 2004.

PART III

Items 10 through 14 will be provided by incorporating the information required under such items by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of this Report:

(1)	Financial Statements

The following consolidated financial statements of BFC Financial Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.

Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP dated March 16, 2005.

Report of Independent Registered Public Accounting Firm of KPMG LLP dated February 3, 2003, except as to note 25 which is as of February 11, 2005

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2004.

Consolidated Statements of Comprehensive Income for each of the years in the three year period ended December 31, 2004

Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2004.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2004.

Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 2004.

(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation, as amended and restated	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997

3.2	Amendment to Articles of Incorporation, as amended and restated	Exhibit 4 of Registrant’s Registration Statement on Form 8-K filed June 18, 2002 and Appendix A of Registrant’s Schedule 14c filed January 18, 2005

3.3	By-laws	Exhibit 3.2 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997

12.1	Statement re computation of ratios — Ratio of earnings to fixed charges	Filed with this Report.

14.1	Code of Business Conduct and Ethics

21.1	Subsidiaries of the registrant	Filed with this Report

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report

23.2	Consent of KPMG LLP	Filed with this Report

Exhibit
Number	Description	Reference
Certification of Chief Executive Officer pursuant
31.1	to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION
March 15, 2005	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 15, 2005
Alan B. Levan	Chairman of the Board, President
and Chief Executive
Officer

/s/ Glen R. Gilbert		March 15, 2005
Glen R. Gilbert	Executive Vice President And
Chief Financial Officer

/s/ John E. Abdo		March 15, 2005
John E. Abdo	Vice Chairman of the Board

/s/ D. Keith Cobb		March 15, 2005
D. Keith Cobb	Director

/s/ Earl Pertnoy		March 15, 2005
Earl Pertnoy	Director

/s/ Oscar J. Holzmann		March 15, 2005
Oscar J. Holzmann	Director

/s/ Neil A. Sterling		March 15, 2005
Neil A. Sterling	Director

INDEX TO EXHIBITS

Exhibit	Description

12.1	Statement re: computation of ratios — Ratio of earnings to fixed charges

14.1	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002