Form 10-Q
period 2005-03-31
BFC FINANCIAL CORP
filed 2005-05-10
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

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

YES ☑                     NO ☐

Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of the latest practicable date at May 4, 2005:

Class A Common Stock of $.01 par value, 23,863,402 shares outstanding.
Class B Common Stock of $.01 par value, 4,290,872 shares outstanding.

BFC Financial Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Statements of Financial Condition as of March 31, 2005 and December 31, 2004 -- Unaudited

Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 -- Unaudited

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2005 and 2004 -- Unaudited

Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2005 -- Unaudited

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 -- Unaudited

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits

SIGNATURES
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and due from depository institutions	$207,840	$208,627
Federal funds sold and other short-term investments	16,832	16,093
Securities owned (at fair value)	142,294	125,443
Securities available for sale (at fair value)	764,730	749,001
Investment securities and tax certificates (approximate fair value: $309,379 and $317,416)	312,927	317,891
Federal Home Loan Bank stock, at cost which approximates fair value	80,600	78,619
Loans receivable, net of allowance for loan losses of $44,114 and $47,082	4,621,543	4,561,073
Accrued interest receivable	38,884	35,995
Real estate held for development and sale	429,969	444,631
Investments in unconsolidated subsidiaries	91,845	89,090
Properties and equipment, net	167,350	160,997
Goodwill	77,981	77,981
Core deposit intangible asset	9,597	10,270
Due from clearing agent	1,120	16,619
Other assets	65,537	62,517

Total assets	$7,029,049	$6,954,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Demand	$960,063	$890,398
NOW	676,945	658,137
Savings	296,485	270,001
Money market	913,434	875,422
Certificates of deposits	796,928	763,244

Total deposits	3,643,855	3,457,202

Customer deposits on real estate held for sale	41,524	43,022
Advances from FHLB	1,524,881	1,544,497
Securities sold under agreements to repurchase	168,121	257,002
Federal funds purchased	75,000	105,000
Subordinated debentures, notes and bonds payable	238,406	278,605
Junior subordinated debentures	286,462	263,266
Securities sold not yet purchased	60,276	39,462
Deferred tax liabilities, net	7,704	8,455
Other liabilities	207,590	220,433

Total liabilities	6,253,819	6,216,944

Minority interest	647,142	612,652

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2005 and 2004	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 23,862,830 in 2005 and 23,861,542 in 2004	217	217
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 4,284,415 in 2005 and 4,279,656 in 2004	41	41
Additional paid-in capital	50,292	50,962
Retained earnings	77,301	73,089

Total shareholders’ equity before accumulated other comprehensive income	127,851	124,309
Accumulated other comprehensive income	237	942

Total shareholders’ equity	128,088	125,251

Total liabilities and shareholders’ equity	$7,029,049	$6,954,847

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenues
BFC Activities
Interest and dividend income	$236	$93
Other income, net	133	1,391

	369	1,484

Financial Services
Interest and dividend income	81,573	58,994
Broker/dealer revenue	54,680	63,065
Other income, net	23,609	41,182

	159,862	163,241

Homebuilding & Real Estate Development
Sales of real estate	198,866	98,523
Interest and dividend income	376	166
Other income, net	1,753	1,282

	200,995	99,971

	361,226	264,696

Costs and Expenses
BFC Activities
Interest expense	309	294
Employee compensation and benefits	1,596	848
Other expenses, net	668	392

	2,573	1,534

Financial Services
Interest expense, net of interest capitalized	29,139	20,841
Recovery of loan losses	(3,916)	(859)
Employee compensation and benefits	65,795	67,180
Occupancy and equipment	13,237	10,375
Advertising and promotion	6,298	4,694
Cost associated with debt redemption	—	11,741
Other expenses	19,455	18,024

	130,008	131,996

Homebuilding & Real Estate Development
Cost of sales of real estate	129,976	69,030
Interest expense, net of interest capitalized	—	58
Employee compensation and benefits	11,781	7,666
Selling, general and administrative expenses	11,214	6,381
Other expenses	1,316	641

	154,287	83,776

	286,868	217,306

Income before income taxes and equity in earnings from unconsolidated subsidiaries	74,358	47,390
Equity in earnings from unconsolidated subsidiaries	2,359	5,811

Income before income taxes and minority interest	76,717	53,201
Provision for income taxes	31,951	22,207
Minority interest in income of consolidated subsidiaries	40,366	26,622

Net income	4,400	4,372
5% Preferred Stock dividends	188	—

Net income available to common shareholders	$4,212	$4,372

      See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Earnings per share of common stock:
Basic earnings per share of common stock	$0.16	$0.18

Diluted earnings per share of common stock	$0.14	$0.15

Basic weighted average number of common shares outstanding	25,750	23,824

Diluted weighted average number of common and common equivalent shares outstanding	28,336	27,706

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income — Unaudited
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Net income	$4,400	$4,372

Other comprehensive (loss) income, net of tax:
Unrealized loss on securities available for sale, net of income tax	(706)	336
Unrealized gain (loss) associated with investment in unconsolidated real estate subsidiary, net of income tax	9	(13)
Reclassification adjustment for net gain included in net income	(8)	(6)

	(705)	317

Comprehensive income	$3,695	$4,689

The components of other comprehensive income relate to the Company’s net unrealized gains (losses) on securities available for sale, net of income taxes and the Company’s proportionate shares of non-wholly owned subsidiaries other comprehensive income, net of income taxes, such as net unrealized losses on securities available for sale and unrealized gains or loss associated with investment in unconsolidated real estate subsidiary.

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity — Unaudited
For the Three Months Ended March 31, 2005
(In thousands)

					Accumulated
					Other
					Compre-
	Class A	Class B	Additional		hensive
	Common	Common	Paid-in	Retained	Income
	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance, December 31, 2004	$217	$41	$50,962	$73,089	$942	$125,251
Net income	—	—	—	4,400	—	4,400
Other comprehensive loss, net of tax	—	—	—	—	(705)	(705)
Net effect of subsidiaries’ capital transactions, net of income taxes	—	—	(419)	—	—	(419)
Issuance of Common Stock	—	—	11	—	—	11
Cash dividends on 5% Preferred Stock	—	—	—	(188)	—	(188)
Tax effect relating to the exercise of stock options	—	—	(262)	—	—	(262)

Balance, March 31, 2005	$217	$41	$50,292	$77,301	$237	$128,088

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Net income	$4,400	4,372
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Minority interest in income of consolidated subsidiaries	40,366	26,622
Recovery of loan losses, REO and tax certificates	(4,016)	(555)
Depreciation, amortization and accretion, net	4,924	3,970
Amortization of intangible assets	425	439
Gains on securities activities, net	(102)	(81)
(Gain) losses on sales of REO	(137)	60
Gain on sale of loans	(110)	(129)
Gain on sale of branch	(935)	—
Equity in earnings from unconsolidated subsidiaries	(2,359)	(5,811)
(Increase) decrease in securities owned activities, net	(16,851)	2,451
Increase (decrease) in securities sold but not yet purchased	20,814	(3,563)
Litigation settlements	—	(23,938)
Cost associated with debt redemption	—	11,741
Issuance of forgivable notes receivable	(1,806)	(4,816)
Originations and repayments of loans held for sale, net	(28,185)	(8,506)
Decrease in other notes receivable	729	220
Proceeds from sales of loans held for sale	29,412	11,333
Decrease (increase) in real estate inventory	14,538	(12,614)
(Increase) decrease in accrued interest receivable	(2,889)	1,111
Decrease in due from clearing agent	15,499	9,745
Increase in other assets	(7,975)	(1,173)
Increase in deferred tax liabilities, net	3,358	7,927
(Decrease) increase in other liabilities	(26,039)	15,672

Net cash provided by operating activities	43,061	34,477

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	55,989	60,353
Purchase of investment securities and tax certificates	(35,496)	(7,022)
Purchases of securities available for sale	(97,669)	(32,313)
Proceeds from sales and maturities of securities available for sale	72,404	51,004
(Purchases) redemptions of FHLB stock, net	(1,981)	9,985
Net repayments (purchases and originations) of loans	(54,241)	9,407
(Contributions to) distribution from unconsolidated subsidiaries, net	(345)	1,556
Proceeds from sales of real estate owned	500	1,065
Net additions to property and equipment	(10,902)	(8,918)
Purchase of BankAtlantic Bancorp subsidiary common stock	(491)	—
Net cash outflows from the sale of branch	(13,592)	—

Net cash used in investing activities	(85,824)	85,117

(Continued)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Financing activities:
Net increase in deposits	$204,369	$85,293
Repayments of FHLB advances	(259,583)	(202,449)
Proceeds from FHLB advances	240,000	—
Net increase in securities sold under agreements to repurchase	(88,881)	(33,418)
Net (decrease) increase in federal funds purchased	(30,000)	25,000
Proceeds from notes and bonds payable	74,984	37,815
Repayment of notes and bonds payable	(115,183)	(36,414)
Proceeds from junior subordinated debentures	23,196	—
Payments of debt offering costs	(926)	—
Change in minority interest	—	289
Issuance of BFC common stock upon exercise of stock options	11	627
5% Preferred Stock dividends paid	(188)	—
Issuance of BankAtlantic Bancorp Class A common stock	422	680
Retirement of BFC common stock	—	(1,362)
Retirement of BankAtlantic Bancorp Class A common stock	(3,519)	—
Levitt common stock dividends paid to non-BFC shareholders	(330)	—
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(1,657)	(1,518)

Net cash provided by financing activities	42,715	(125,457)

Decrease in cash and cash equivalents	(48)	(5,863)
Cash and cash equivalents at beginning of period	224,720	143,542

Cash and cash equivalents at end of period	$224,672	$137,679

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$28,727	$22,422
Income taxes paid	4,534	1,409
Supplemental disclosure of non-cash operating, investing and financing activities:
Loans transferred to real estate owned	1,109	374
Net loan recoveries	948	647
Tax certificate net recoveries	255	31
Securities purchased pending settlement	15,873	—
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(419)	(743)
Increase (decrease) in accumulated other comprehensive income, net of taxes	(705)	317
Increase (decrease) in shareholders’ equity for the tax effect related to the exercise of employee stock options	(262)	3,592
Tax effect related to the exercise of BankAtlantic Bancorp employee stock option	3,953	1,522
Decrease in minority interest resulting from the retirement of BankAtlantic Bancorp Class A common stock obtained from litigation settlement	—	6,058

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1. Presentation of Interim Financial Statements

      BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company with investments in companies engaged in retail and commercial banking, full service investment banking and brokerage, homebuilding, master planned community development and time share and vacation ownership. The Company also holds interests in an Asian-themed restaurant chain and various real estate and venture capital investments. The Company’s principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). Through its control of BankAtlantic Bancorp, BFC has indirect controlling interests in BankAtlantic and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”). Through its control of Levitt, BFC has indirect controlling interests in Levitt and Sons, LLC (“Levitt and Sons”), Bowden Building Corporation (“Bowden”) and Core Communities, LLC (“Core Communities”) and an indirect non-controlling interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling minority investment in Benihana, Inc. (“Benihana”). As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.

      BankAtlantic Bancorp (NYSE:BBX) is a Florida-based diversified financial services holding company. BankAtlantic Bancorp’s principal assets include the capital stock of BankAtlantic and Ryan Beck. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida, which provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 75 branches. Ryan Beck is an investment banking firm which is a federally registered broker-dealer. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 39 offices in 14 states. Ryan Beck also engages in the underwriting, distribution and trading of tax-exempt, equity and debt securities.

      Levitt (NYSE:LEV) engages in homebuilding, land development and other real estate activities through Levitt and Sons, Core Communities, Levitt Commercial, LLC (“Levitt Commercial”), Bowden, and investments in real estate projects. Levitt also owns approximately 31% of the outstanding common stock of Bluegreen, a New York Stock Exchange-listed (NYSE:BXG) company that acquires, develops, markets and sells vacation ownership interests in primarily “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities. Levitt acquired Bowden on April 28, 2004 for approximately $7.4 million.

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

      As a holding company with control positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require the consolidation of the financial results of both companies with those of BFC. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from the entity. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 21.8% and 16.6%, respectively, which results in BFC recognizing 21.8% and 16.6% of BankAtlantic Bancorp’s and Levitt’s net income, respectively.

      BFC’s ownership in BankAtlantic Bancorp and Levitt as of March 31, 2005 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.96%	7.93%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.81%	54.93%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.62%	52.91%

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for litigation settlement gain during the three months ended March 31, 2004.) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. All significant inter-company balances and transactions have been eliminated in consolidation.

      Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2005.

2. Segment Reporting

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

      The Company is currently organized into three reportable segments: BFC Activities, Financial Services and Homebuilding &Real Estate Development.

      The following summarizes the aggregation of the Company’s operating segments into reportable segments:

BFC Activities

This segment includes BFC’s real estate owned; loans receivable that relate to previously owned properties; other securities and investments; BFC’s overhead and interest expense and the financial results of venture partnerships which BFC controls. Segment results do not reflect the Company’s equity from earnings in

BankAtlantic Bancorp or Levitt, but include the provision for income taxes relating to the tax effect of the Company’s earnings from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier.

Financial Services

Our Financial Services segment includes BankAtlantic Bancorp and its subsidiaries’ operations, BankAtlantic and Ryan Beck. BankAtlantic Bancorp activities consist of a broad range of banking operations including investments, tax certificates, residential loans purchased, CRA lending, real estate capital services, commercial lending, commercial deposits, consumer and small business lending, ATM operations and branch banking. Also included in this segment is a broad range of investment banking and brokerage operations.

Homebuilding & Real Estate Development

Our Homebuilding &Real Estate Development segment includes Levitt Corporation and its subsidiaries’ operations, Levitt and Sons, Core Communities, Bowden and Levitt Commercial, as well as Levitt’s investment in Bluegreen. This segment is centered around Levitt’s homebuilding, land development of master planned communities, industrial and residential properties and investments in other real estate ventures.

      The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Inter-company loans, interest income and interest expense and management and consulting fees are eliminated for consolidated presentation. The Company evaluates segment performance based on net income after tax.

      The table below reflects the consolidated data of our business segments for the three months ended March 31, 2005 and 2004 (in thousands):

			Homebuilding	Adjustment
	BFC	Financial	& Real Estate	and
2005	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$198,866	$—	$198,866
Interest and dividend income	243	82,186	518	(762)	82,185
Broker/dealer revenue	—	54,686	—	(6)	54,680
Other income	154	23,853	1,752	(265)	25,494

	397	160,725	201,136	(1,033)	361,225

Costs and Expenses:
Cost of sale of real estate	—	—	130,589	(613)	129,976
Interest expense, net	309	29,288	—	(149)	29,448
Recovery for loan losses	—	(3,916)	—	—	(3,916)
Other expenses	2,383	104,785	24,462	(271)	131,359

	2,692	130,157	155,051	(1,033)	286,867

	(2,295)	30,568	46,085	—	74,358
Equity in earnings from unconsolidated subsidiaries	—	131	2,228	—	2,359

Income (loss) before income taxes	(2,295)	30,699	48,313	—	76,717
Provision for income taxes	2,635	10,821	18,495	—	31,951

Income (loss) from continuing operations before minority interest	(4,930)	19,878	29,818	—	44,766
Minority interest in income of consolidated subsidiaries	(6)	15,510	24,862	—	40,366

Income (loss) from continuing operations	$(4,924)	$4,368	$4,956	$—	$4,400

Total assets at March 31, 2005	$23,535	$6,418,351	$683,543	$(96,380)	$7,029,049

			Homebuilding	Adjustment
	BFC	Financial	& Real Estate	and
2004	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$98,523	$—	$98,523
Interest and dividend income	93	59,629	166	(635)	59,253
Broker/dealer revenue	—	63,065	—	—	63,065
Other income	1,391	41,182	1,282	—	43,855

	1,484	163,876	99,971	(635)	264,696

Costs and Expenses:
Cost of sale of real estate	—	—	69,665	(635)	69,030
Interest expense, net	294	20,841	58	—	21,193
Recovery for loan losses	—	(859)	—	—	(859)
Other expenses	1,240	112,014	14,688	—	127,942

	1,534	131,996	84,411	(635)	217,306

	(50)	31,880	15,560	—	47,390
Equity in earnings from unconsolidated subsidiaries	—	118	5,693	—	5,811

Income (loss) before income taxes	(50)	31,998	21,253	—	53,201
Provision for income taxes	2,535	11,474	8,198	—	22,207

Income (loss) from continuing operations before minority interest	(2,585)	20,524	13,055	—	30,994
Minority interest in income of consolidated subsidiaries	510	15,959	10,153	—	26,622

Income (loss) from continuing operations	$(3,095)	$4,565	$2,902	$—	$4,372

Total assets at March 31, 2004	$14,815	$4,750,483	$418,729	$(109,389)	$5,074,638

3. Stock Based Compensation

      The Company currently accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No compensation expense is recognized because all stock options granted have exercise prices not less than market value of the Company’s stock on the date of grant.

      The following table illustrates the effect on net income available to common shareholders and earnings per share as of common stock as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based compensation — Transition and Disclosure”, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31,
(In thousands, except per share data)	2005	2004
Pro forma net income
Net income available to common shareholders, as reported	$4,212	$4,372
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and minority interest	9	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(209)	(251)

Pro forma net income available to common shareholders	$4,012	$4,130

Earnings per share:

Basic as reported	$0.16	$0.18

Basic pro forma	$0.16	$0.17

Diluted as reported	$0.14	$0.15

Diluted pro forma	$0.14	$0.14

      During the three months ended March 31, 2005 and 2004 the Company received net proceeds of $12,000 and $626,000, respectively, from the exercise of stock options. . During the quarter ended March 31, 2004 the Company accepted 6,092 shares of Class A Common Stock and 86,873 shares of Class B Common Stock with a fair value of $1.4 million as consideration for the exercise price of stock options and optionees’ minimum statutory withholding taxes related to option exercises.

4. Advances from the Federal Home Loan Bank

      Of the $1.5 billion of FHLB advances outstanding at March 31, 2005, $531 million mature between 2008 and 2011 and have a weighted average interest rate of 5.41%, and $994 million are LIBOR-based floating rate advances that mature between 2005 and 2006 and have a weighted average interest rate of 2.89%.

      During the three months ended March 31, 2004 BankAtlantic prepaid $108 million of Federal Home Loan Bank (“FHLB”) advances incurring prepayment penalties of $11.7 million.

5. Defined Benefit Pension Plan

      At December 31, 1998, BankAtlantic Bancorp froze its defined benefit pension plan (“Plan”). All participants in the Plan ceased accruing service benefits beyond that date. BankAtlantic Bancorp is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees. Under the Plan, net periodic pension expense (benefit) incurred includes the following components (in thousands):

	Three Months
	Ended March 31,
	2005	2004
Service cost benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	376	383
Expected return on plan assets	(500)	(500)
Amortization of unrecognized net gains and losses	181	110

Net periodic pension expense (benefit)	$57	$(7)

      BankAtlantic did not contribute to the Plan during the three months ended March 31, 2005 and 2004. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2005.

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

      Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
States and municipalities	$18,181	$10,824
Corporations	8,201	10,093
U.S. Government and agencies	59,430	57,659
Corporate equity	17,645	18,042
Deferred compensation assets	28,535	27,898
Certificates of deposits	10,302	927

	$142,294	$125,443

      In the ordinary course of business, Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. As of March 31, 2005 and December 31, 2004, balances due from the clearing broker were $1.1 million and $16.6 million, respectively.

      Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Corporate equity	$7,586	$3,498
Corporate bonds	4,383	9,958
States and municipalities	67	269
U.S. Government agencies	48,232	25,384
Certificates of deposits	8	353

	$60,276	$39,462

      Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

7. Loans Receivable

      The loan portfolio consisted of the following components (in thousands):

	March 31,	December 31,
	2005	2004
Real estate loans:
Residential	$2,140,431	$2,065,658
Construction and development	1,423,892	1,454,048
Commercial	1,070,678	1,082,294
Small business	129,921	123,740
Other loans:
Home equity	469,804	457,058
Commercial business	91,332	91,505
Small business — non-mortgage	72,861	66,679
Consumer loans	12,804	14,540
Deposit overdrafts	6,959	3,894
Residential loans held for sale	3,824	4,646
Other loans	2,871	3,364
Discontinued loans products (1)	6,718	8,285

Total gross loans	5,432,095	5,375,711

Adjustments:
Undisbursed portion of loans in process	(767,380)	(767,804)
Premiums related to purchased loans	6,532	6,609
Deferred fees	(5,051)	(5,812)
Deferred profit on commercial real estate loans	(539)	(549)
Allowance for loan and lease losses	(44,114)	(47,082)

Loans receivable — net	$4,621,543	$4,561,073

(1)	Discontinued loan products consist of non-mortgage syndication loans, lease financings, indirect consumer loans and certain small business loans originated before 2002. These loan products were discontinued during prior periods.

      At March 31, 2005, loans to Levitt from BankAtlantic and BankAtlantic Bancorp had an outstanding balance of approximately $7.6 million and $16.0 million, respectively. At December 31, 2004, loans to Levitt from BankAtlantic and BankAtlantic Bancorp had an outstanding balance of approximately $8.6 million and $38.0 million, respectively. These inter-company loans and related interest were eliminated in consolidation. At March 31, 2005, BankAtlantic had $3.8 million of undisbursed loans in process to Levitt.

8. Real Estate Held for Development and Sale

      Real estate held for development and sale consists of the combined activities of Levitt and its subsidiaries as well as the real estate held by a joint venture that was acquired in connection with the Community Savings Bankshares (“Community”) acquisition during March 2002 in which BankAtlantic Bancorp is the primary beneficiary. Also included in other real estate held for development and sale is BFC’s real estate, Burlington Manufacturers Outlet Center (“BMOC”), a shopping center in North Carolina and the unsold land at the commercial development known as Center Port in Pompano Beach, Florida. Also included in other real estate held for development and sale is real estate associated with branch banking facilities.

      Real estate held for development and sale consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004

Land and land development costs	$306,096	$302,076
Construction costs	91,724	112,292
Other capitalized costs	26,329	24,327
Other real estate	5,820	5,936

Total	$429,969	$444,631

9. Investments in Unconsolidated Subsidiaries

      The consolidated statements of financial condition include the following amounts for investments in and advances to unconsolidated subsidiaries consisting of the following (in thousands):

	March 31,	December 31,
	2005	2004

Investment in Bluegreen Corporation	$82,761	$80,572
Investments in real estate joint ventures	475	608
BankAtlantic Bancorp’s investment in statutory business trusts	7,910	7,910
Levitt’s investment in statutory business trusts (See Note 13)	699	—

	$91,845	$89,090

      Levitt’s investment in Bluegreen is accounted for under the equity method. At March 31, 2005, Levitt owned approximately 9.5 million shares, or approximately 31% of Bluegreen’s outstanding common stock.

      Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004

Total assets	$671,266	634,809

Total liabilities	$392,052	363,933
Minority interest	6,782	6,009
Total shareholders’ equity	272,432	264,867

Total liabilities and shareholders’ equity	$671,266	634,809

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2005	2004

Revenues and other income	$130,048	107,144
Cost and other expenses	118,776	98,672

Income before minority interest and provision for income taxes	11,272	8,472
Minority interest	773	829

Income before provision for income taxes	10,499	7,643
Provision for income taxes	4,042	2,943

Net income	$6,457	4,700

10. Minority Interest

      At March 31, 2005 and December 31, 2004, minority interest was approximately $647.1 million and $612.7 million, respectively. The following table summarizes the minority interest held by others in our subsidiaries (in thousands):

	March 31,	December 31,
	2005	2004
BankAtlantic Bancorp	$376,070	$366,140
Levitt	270,356	245,756
Joint Venture Partnerships	716	756

	$647,142	$612,652

11. BankAtlantic Branch Sale

      In January 2005, BankAtlantic sold a branch that was acquired in March 2002 in connection with the Community acquisition. The branch was not meeting performance expectations and the location of the branch caused higher than average operating expenses.

      The following tables summarizes the assets sold, liabilities transferred and cash outflows associated with the branch sale (in thousands).

Amount
Assets sold:
Loans	$2,235
Property and equipment	733
Core deposit intangible assets	248
Liabilities transferred:
Deposits	(17,716)
Accrued interest payable	(27)

Net assets sold	(14,527)
Gain on sale of branch (1)	935

Net cash outflows from sale of branch	$(13,592)

(1)	The gain on sale of branch is included in other income in the Company’s Consolidated Statements of Operations.

12. Interest expense of consolidated entities, net of interest capitalized

      Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period of the property at the effective rates paid on borrowings. Capitalization of interest is discontinued when development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. The following table is a summary of interest expense on notes and mortgage notes payable and the amounts capitalized (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Interest expense	$33,394	$23,436
Interest capitalized	(3,946)	(2,243)

Interest expense, net	$29,448	$21,193

13. Junior Subordinated Debentures

      In March 2005, Levitt formed a statutory business trust Levitt Capital Trust 1, (the “Trust”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in Levitt’s junior subordinated debentures (the “Debentures”). On March 15, 2005, the Trust issued $22.5 million of trust preferred securities. The Trust used the proceeds from issuing the trust preferred securities to purchase an identical amount of Debentures from Levitt. Interest on the Debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month London Interbank Offered Rate (“LIBOR”) until the scheduled maturity date of March 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, Levitt contributed $696,000 to the Trust in exchange for the Trust’s common securities, all of which are owned by Levitt, and those proceeds were also used to purchase an identical amount of Debentures from Levitt. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. The issuance of trust preferred securities was part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. Proceeds were used to repay approximately $22.0 million of indebtedness to BankAtlantic Bancorp.

14. Contingencies and Financial Instruments with off-Balance Sheet Risk

      Financial instruments with off-balance sheet risk were (in thousands):

	March 31,	December 31,
	2005	2004

BFC
Commitment to acquire Benihana Preferred Stock	$10,000	$10,000
BankAtlantic Bancorp
Commitments to sell fixed rate residential loans	16,985	19,537
Commitments to sell variable rate residential loans	5,399	6,588
Forward contract to purchase mortgage-backed securities	3,826	3,947
Commitments to purchase variable rate residential loans	291,143	40,015
Commitments to originate loans held for sale	18,753	21,367
Commitments to originate loans held to maturity	312,628	238,429
Commitments to extend credit, including the undisbursed portion of loans in process	1,197,861	1,170,191
Standby letters of credit	55,590	55,605
Commercial lines of credit	135,603	121,688

BFC

      Other than the Benihana Preferred Stock commitment, BFC did not directly have any financial instruments with off-balance sheet risk and the remaining instruments indicated above are those of our controlled entities, BankAtlantic Bancorp and Levitt and their affiliates and are all non-recourse to BFC.

BankAtlantic Bancorp

      BankAtlantic previously disclosed that it had identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act and that it has been cooperating with regulators and other federal agencies concerning these deficiencies. BankAtlantic has provided and is continuing to provide information to the government pursuant to a number of subpoenas relating to, among other things, numerous customers and transactions and the Bank’s policies and procedures. BankAtlantic Bancorp cannot predict whether or to what extent civil or criminal regulatory action or monetary or other penalties will be pursued against BankAtlantic or the BankAtlantic Bancorp by regulators or other federal agencies. No amounts have been recorded at March 31, 2005 in the financial statements relating to possible penalties from federal agencies.

      Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $36.9 million at March 31, 2005. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $18.7 million at March 31, 2005. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2005 and December 31, 2004 was $87,000 and $114,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in financial statements.

Levitt

      At March 31, 2005, Levitt had approximately $211.7 million of commitments to purchase properties for development. Approximately $37.3 million of these commitments are subject to due diligence and satisfaction of certain requirements and conditions, including financing contingencies. At March 31, 2005, cash deposits of approximately $3.8 million secured Levitt’s commitments under these contracts.

      At March 31, 2005, Levitt had outstanding surety bonds and letters of credit of approximately $69.4 million related primarily to its obligations to various governmental entities to construct improvements in Levitt’s various communities. Levitt estimates that approximately $50.3 million of work remains to complete these improvements. Levitt does not believe that any outstanding bonds or letters of credit will likely be drawn upon.

      In connection with the development of certain of Levitt’s communities, Levitt has established community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If Levitt were not able to establish community development districts, Levitt would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that Levitt owns property within a district when assessments are levied, Levitt will be obligated to pay such assessments when they are due. As of March 31, 2005, development districts in Tradition had $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of March 31, 2005, Levitt owned approximately 66% of the property in the districts.

      Levitt has entered into an indemnity agreement with a joint venture partner relating to that partner’s guarantee of the joint venture’s indebtedness. Levitt’s maximum exposure under the indemnity agreement is estimated to be approximately $500,000. Based on the joint venture assets securing the indebtedness, it is reasonably likely that no payment will be required under the indemnity agreement.

15. Certain Relationships and Related Party Transactions

      BFC is the controlling shareholder of BankAtlantic Bancorp and Levitt. BFC also has an indirect non-controlling interest in Benihana and, through Levitt, an indirect ownership interest in Bluegreen. The majority of BFC’s capital stock is owned or controlled by the Company’s Chairman, Chief Executive Officer and President, and by the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BankAtlantic Bancorp and Levitt, and directors of Bluegreen. The Company’s Vice Chairman is also a director of Benihana.

      BFC, BankAtlantic Bancorp, Levitt and Bluegreen share various office premises and employee services, pursuant to the arrangements described below.

      During 2004, BankAtlantic Bancorp maintained service arrangements with BFC and Levitt, pursuant to which BankAtlantic Bancorp provided the following back-office support functions to Levitt and BFC: human resources, risk management, project planning, system support and investor and public relation services. For such services, BankAtlantic Bancorp is compensated for its costs plus 5%. Additionally, BankAtlantic Bancorp rents office space to Levitt and BFC on a month-to-month basis and receives rental payments at agreed upon rates that many not be equivalent to market rates. These amounts were eliminated in the Company’s statement of operations.

      The table below shows the service fees and rent payments received by BankAtlantic Bancorp from BFC and Levitt for office space rent and back-office support functions for the three months ended March 31, 2005 and 2004 (in thousands):

Three Months Ended March 31, 2005
	BFC	Levitt	Total
Service fees and rent	$80	$119	$199

Three Months Ended March 31, 2004
	BFC	Levitt	Total
Service fees and rent	$21	$95	$116

      Additionally, during the three months ended March 31, 2005 and 2004, Levitt paid BankAtlantic $29,000 and $15,000, respectively, for project management services and BankAtlantic Bancorp recognized expenses of $148,000 and $54,000, respectively, for risk management services provided by Bluegreen. For these services, BankAtlantic Bancorp pays or is compensated, as applicable, on a cost plus 5% basis.

      BFC, Levitt and two technology venture partnerships in which BFC has controlling interests maintained cash balances at BankAtlantic amounting to $49.3 million at March 31, 2005 and $39.6 million as of December 31, 2004.

      Florida Partners Corporation owns 133,314 shares of the Company’s Class B Common Stock and 1,270,294 shares of the Company’s Class A Common Stock. Alan B. Levan may be deemed to beneficially be the principal shareholder and is a member of the Board of Florida Partners Corporation. Glen R. Gilbert, Executive Vice President and Secretary of the Company holds similar positions at Florida Partners Corporation.

16. Earnings per share

      The Company has two classes of common stock outstanding. The two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. The number of options considered outstanding shares for diluted earnings per share is based upon application of the treasury stock method to the options outstanding as of the end of the period. I.R.E. Realty Advisory Group, Inc. (“RAG”) owns 4,764,284 of BFC Financial Corporation’s Class A Common Stock and 500,000 shares of BFC Financial Corporation Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 2,165,367 shares of Class A Common Stock and 227,250 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share.

      The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2005 and 2004 (in thousands, except per share data).

	Three Months Ended
	March 31,
(In thousands, except per share data)	2005	2004
Basic earnings per share
Numerator:
Net income	$4,400	$4,372
Less: Preferred stock dividends	188	—

Net income available to common shareholders	$4,212	$4,372

Denominator:
Weighted average number of common shares outstanding	28,143	26,217
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	25,750	23,824

Basic earnings per share	$0.16	$0.18

Diluted earnings per share
Numerator
Net income available to common shareholders	$4,212	$4,372
Effect of securities issuable by subsidiaries	(174)	(173)

Net income available after assumed dilution	$4,038	$4,199

Denominator
Weighted average number of common shares outstanding	28,143	26,217
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)
Common stock equivalents resulting from stock-based compensation	2,586	3,882

Diluted weighted average shares outstanding	28,336	27,706

Diluted earnings per share	$0.14	$0.15

17. Parent Company Financial Information

      BFC’s parent company unaudited Condensed Statements of Financial Condition at March 31, 2005 and December 31, 2004, unaudited Condensed Statements of Operations and unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2005 and 2004 are shown below:

Parent Company Condensed Statements of Financial Condition — Unaudited
(In thousands)

	March 31,	December 31,
Assets	2005	2004
Cash and cash equivalents	$693	$1,520
Investment securities	12,075	11,800
Investment in venture partnerships	963	971
Investment in BankAtlantic Bancorp	104,912	103,125
Investment in Levitt	53,886	48,983
Investment in other subsidiaries	13,912	14,219
Loans receivable	2,871	3,364
Other assets	1,233	2,596

Total assets	$190,545	$186,578

Liabilities and Shareholders’ Equity

Mortgages payable and other borrowings	$9,483	$10,483
Other liabilities	23,647	23,816
Deferred income taxes	29,327	27,028

Total liabilities	62,457	61,327

Total shareholders’ equity	128,088	125,251

Total liabilities and shareholders’ equity	$190,545	$186,578

Parent Company Condensed Statements of Operations — Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$300	$183
Expenses	2,165	1,327

(Loss) before undistributed earnings from subsidiaries	(1,865)	(1,144)
Equity from earnings in BankAtlantic Bancorp	4,368	4,565
Equity from earnings in Levitt	4,955	2,902
Equity from (loss) earnings in other subsidiaries	(315)	584

Income before income taxes	7,143	6,907
Provision for income taxes	2,743	2,535

Net income	4,400	4,372
5% Preferred Stock dividends	188	—

Net income available to common shareholders	$4,212	$4,372

Parent Company Statements of Cash Flow — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2005	2004
Operating Activities:
Net cash used in operating activities	$(178)	$(1,029)

Investing Activities:
Dividends from subsidiaries	528	435
Decrease in securities available for sale	—	9

Net cash provided by investing activities	528	444

Financing Activities:
Borrowings	(1,000)	1,145
Retirement of common stock	—	(1,362)
Issuance of common stock upon exercise of stock options	11	627
Preferred stock dividends paid	(188)	—

Net cash (used in) provided by financing activities	(1,177)	410

Decrease in cash and cash equivalents	(827)	(175)
Cash at beginning of period	1,520	1,536

Cash at end of period	$693	$1,361

Supplementary disclosure of non-cash investing and financing activities
Interest paid on borrowings	$92	$90
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(419)	(743)
(Decrease) increase in accumulated other comprehensive income, net of taxes	(705)	317
(Decrease) increase in shareholders’ equity for the tax effect related to the exercise of employee stock options	(262)	3,592

18. New Accounting Pronouncements

      In December 2004, FASB issued Statement No. 123 (revision) Share-based payments. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations, instead requiring all share-based payments to be accounted for using a fair value method. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application.” Under the modified prospective application, this Statement applies to new awards granted after the effective date and to unvested awards at the effective date. Under the modified retrospective application, the Company would apply the modified prospective method, but also restate the prior financial statements to include the amounts that were previously recognized in the pro forma disclosures under Statement No. 123. The Statement was originally to be effective for public companies as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. In April 2005 the Securities and Exchange Commission (“SEC”) issued a final rule to amend the effective date of the Statement for public companies to the first interim or annual reporting period of the registrant’s first fiscal year beginning after June 15, 2005. Also, on March 29, 2005 the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses the staff’s views of the interaction between FASB Statement No. 123R, Share-Based Payments, and certain SEC rules and regulations. SAB No. 107 also addresses the valuation of share-based payment arrangements for public companies. Management is currently evaluating the Statement, the SEC’s guidance and the two transitional applications, and anticipates adopting the Statement as of January 1, 2006.

19. Subsequent Event

      In April 2005, Core Communities entered into a $40.0 million line of credit with an unaffiliated financial institution to provide future funding for land acquisition and development activities. Borrowings under the line of credit bear interest at either (i) the prime rate less twenty-five basis points or (ii) LIBOR plus two hundred fifty basis points. Accrued interest is due and payable monthly in arrears, and all outstanding principal and accrued interest is due and payable in April 2007. Core Communities may, at its option, extend the line of credit for one additional year to April 2008.

      In May 2005, Levitt formed a new statutory business trust, Levitt Capital Trust II, (the “Trust”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in Levitt’s junior subordinated debentures (the “May Debentures”). On May 4, 2005, the Trust issued $30.0 million of trust preferred securities and used the proceeds there from to purchase an identical amount of May Debentures from Levitt. Interest on the May Debentures and distributions on the trust preferred securities will be payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the May Debentures at maturity or their earlier redemption. The May Debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, Levitt contributed $928,000 to the Trust in exchange for the Trust’s common securities, all of which are owned by Levitt, and those proceeds were also used to purchase an identical amount of May Debentures from Levitt. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. The trust preferred securities were issued in a private transaction. Levitt used the proceeds from this transaction to repay approximately $16.0 million of indebtedness to BankAtlantic Bancorp and intends to use the balance for general corporate purposes.

BFC Financial Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Consolidated Financial Summary

Condensed Statements of Financial Condition	March 31,	December 31,
	2005	2004
(In thousands)
Assets	$7,029,049	$6,954,847

Liabilities	$6,253,819	$6,216,944
Minority interest	647,142	612,652
Shareholders’ equity	128,088	125,251

Liabilities and shareholders’ equity	$7,029,049	$6,954,847

Results of Operations	Three Months Ended
	March 31,
(In thousands)	2005	2004
BFC Activities	$(4,930)	$(2,585)
Financial Services	19,878	20,524
Homebuilding & Real Estate Development	29,818	13,055

	44,766	30,994
Minority interest in income of consolidated subsidiaries	40,366	26,622

Net income	4,400	4,372
5% Preferred Stock dividends	188	—

Net income available to common shareholders	$4,212	$4,372

      Net income available to common shareholders for the first quarter of 2005 was $4.2 million compared with $4.4 million for the first quarter of 2004. The 2004 quarter included two items resulting in a $1.4 million net after-tax gain. These items were a litigation settlement and after-tax costs associated with the prepayment of certain high cost debt. Excluding the effect of these items, net income in the first quarter 2004 would have been $3.0 million, compared to $4.2 million in the current quarter, an increase of 41%. Diluted earnings per share decreased 7% to $0.14 in the first quarter of 2005, compared to $0.15 in the prior year. Excluding the two items discussed above, diluted earnings per share would have increased 40% to $0.14 in the first quarter of 2005, up from $0.10 in the first quarter of 2004.

Consolidated Financial Summary (Continued)

      The following table shows net income and earnings per share by segments excluding the two items in 2004 discussed above (in thousands, except per share data):

	Three Months Ended		Percent
	March 31,		Increase
	2005	2004	(Decrease)
BFC Activities	(4,930)	(2,869)	71.8%
Financial Services	$19,878	$13,371	48.7%
Homebuilding & Real Estate Development	29,818	13,055	128.4%

	44,766	23,557	90.0%
Minority interest	40,366	20,560	96.3%

Net income	4,400	2,997	46.8%
5% Preferred Stock dividends	188	—

Net income available to common shareholders	$4,212	$2,997	40.5%

Basic earnings per share of common stock	$0.16	$0.13	27.2%

Diluted earnings per share of common stock	$0.14	$0.10	40.0%

Overview

      We are a diversified holding company whose principal holdings consist of direct controlling interests in BankAtlantic Bancorp, our financial services business subsidiary, and Levitt, our homebuilding and real estate development subsidiary. As a consequence of our direct controlling interests, we have indirect controlling interests through BankAtlantic Bancorp in BankAtlantic and Ryan Beck and through Levitt, we have an indirect controlling interest in Levitt and Sons, Core Communities and Bowden. We also hold a direct non-controlling minority investment in Benihana and through Levitt, indirect minority interest in Bluegreen. As a result of our position as the controlling shareholder of BankAtlantic Bancorp, we are a “unitary savings bank holding company” regulated by the Office of Thrift Supervision. Our primary activities presently relate to managing our current investments but we intend to seek to identify and make new investments. As of March 31, 2005, we had total consolidated assets of approximately $7.0 billion, including the assets of our consolidated subsidiaries, minority interest of $0.6 million and shareholders’ equity of approximately $0.1 million

      As a holding company with control positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require the consolidation of the financial results of both BankAtlantic Bancorp and Levitt. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s consolidated financial statements. Except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from the entity. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 21.8% and 16.6%, respectively, which results in BFC recognizing only 21.8% and 16.6% of BankAtlantic Bancorp’s and Levitt’s income, respectively. The portion of income in those subsidiaries not attributable to our economic ownership interests is classified in our financial statements as “Minority Interest” and is subtracted from income before income taxes to arrive at consolidated net income in our financial statements to calculate the income of BFC. Additionally, the Company owns equity securities in the technology sector owned by partnerships included in our consolidated financial statements based on our general partner interest in those partnerships.

Consolidated Financial Summary (Continued)

BFC’s ownership in BankAtlantic Bancorp and Levitt as of March 31, 2005 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.96%	7.93%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.81%	54.93%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.62%	52.91%

      BankAtlantic Bancorp (NYSE:BBX) is a Florida-based diversified financial services holding company. BankAtlantic Bancorp’s principal assets include the capital stock of BankAtlantic and Ryan Beck. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida, which had $6.4 billion of assets as of March 31, 2005 provides traditional retail banking services and a wide range of commercial banking products and related financial services through 75 branches located in Florida. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 39 offices in 14 states. Ryan Beck also engages in the underwriting, distribution and trading of tax-exempt, equity and debt securities.

      Levitt (NYSE:LEV) engages in homebuilding, land development and other real estate activities through Levitt and Sons, LLC, Core Communities, LLC, Levitt Commercial, LLC, Bowden Building Corporation (“Bowden”) and investments in real estate projects. At March 31, 2005, Levitt also owned approximately 31% of the outstanding common stock of Bluegreen, a New York Stock Exchange-listed (NYSE:BXG) company that acquires, develops, markets and sells vacation ownership interests in primarily “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities. Levitt acquired Bowden on April 28, 2004 for approximately $7.4 million. Bowden is a builder of single family homes based in Memphis, Tennessee.

Forward Looking Statement

      Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BFC Financial Corporation (“the Company” or “BFC” which may be referred to as “we”, “us” or “our”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this document. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and you should note that prior or current performance of investments and acquisitions is not a guarantee or indication of future performance. Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, investment banking, real estate development, homebuilding, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Other risks and uncertainties associated with BFC include: the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services; that BFC which is largely dependent on its

Consolidated Financial Summary (Continued)

subsidiaries payment of dividends will not have sufficient available cash to meet its operating expenses or to make investments; that BFC shareholders’ interests will be diluted in transactions utilizing BFC stock for consideration, that appropriate investment opportunities on reasonable terms and at reasonable prices will not be available, the performance of those entities in which investments are made may not be as anticipated, and that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made; with respect to BankAtlantic Bancorp and BankAtlantic: the risks and uncertainties associated with: credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on BankAtlantic Bancorp activities and the value of its assets; BankAtlantic’s seven-day banking initiative and other growth initiatives not being successful or producing results which justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; achieving the benefits of the prepayment of the Federal Home Loan Bank advances; and the costs related to the correction of compliance deficiencies associated with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act, and whether or to what extent monetary fines, restrictions on operations or other penalties relating to these compliance deficiencies will be imposed on BankAtlantic Bancorp or the Bank by regulators or other federal agencies. Further, this document contains forward-looking statements with respect to Ryan Beck, which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services; changes in economic or regulatory policies; its ability to recruit and retain financial consultants, the volatility of the stock market and fixed income markets; and the effects on the volume of its business and the value of it securities portfolio and positions, including its securities sold and not yet purchased; as well as its revenue mix, the success of new lines of business and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. With respect to Levitt: the risks and uncertainties relating to the market for real estate generally and in the areas where Levitt has developments; the impact of hurricanes and tropical storms in the areas in which Levitt operates, the market for real estate generally and in the areas where Levitt has developments, including the impact of market conditions on Levitt’s margins; unanticipated delays in opening planned new communities; the availability and price of land suitable for development; shortages and increased costs of construction materials and labor; the effects of increases in interest rates; environmental factors, the impact of governmental regulations and requirements; Levitt’s ability to timely deliver homes from backlog and successfully manage growth; and Levitt’s success at managing the risks involved in the foregoing. The foregoing is in addition to those risks and uncertainties discussed throughout this document.

Critical Accounting Policies

      Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate held for development, equity method investments and real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, and accounting for contingencies. The seven accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities; (iii) impairment of goodwill and other intangible assets; (iv) impairment of long-lived assets; (v) real estate held for development and sale and equity method investments, (vi) accounting for business combinations and (vii) accounting for contingencies. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

BFC Activities

      Since BFC’s principal activities consist of managing existing investments and actively seeking and evaluating potential new investments, BFC itself has no significant direct revenue or cash-generating operations. We depend on dividends from our subsidiaries for a significant portion of our cash flow. Regulatory restrictions and the terms of indebtedness limit the ability of our subsidiaries to pay dividends. Dividends by each of BankAtlantic Bancorp and Levitt also are subject to a number of conditions, including cash flow and profitability, declaration by each company’s Board of Directors, compliance with the terms of each company’s outstanding indebtedness, and in the case of BankAtlantic Bancorp, regulatory restrictions applicable to BankAtlantic. BankAtlantic Bancorp’s and Levitt’s Boards of Directors are comprised of individuals, a majority of whom are independent.

      The “BFC Activities” segment includes BFC’s real estate owned, loans receivable that relate to previously owned properties, other securities and investments, BFC’s overhead and interest expense and the financial results of venture partnerships which BFC controls. Since BFC is a holding company whose principal activities consist of managing existing investments and actively seeking and evaluating potential new investments, BFC itself has no significant direct revenue or cash-generating operations. Accordingly, BFC itself, as a holding company and the “BFC Activities” segment will normally show a loss as dividends, interest and fees from our investments typically do not cover BFC stand-alone operating costs.

      The discussion that follows reports on the operations and related matters for the BFC Activities segment.

	For the Three Months		Change
	Ended March 31,		2005 vs.
(In thousands)	2005	2004	2004
Revenues
Interest and dividend income	$243	$93	$150
Other income, net	154	1,391	(1,237)

	397	1,484	(1,087)

Cost and Expenses
Interest expense	309	294	15
Employee compensation and benefits	1,596	848	748
Other expenses	787	392	395

	2,692	1,534	1,158

Loss before income taxes	(2,295)	(50)	(2,245)
Provision for income taxes	2,635	2,535	100

Loss from continuing operations before minority interest	(4,930)	(2,585)	(2,345)
Minority interest in income of consolidated subsidiaries	(6)	510	(516)

Loss from continuing operations	$(4,924)	$(3,095)	$(1,829)

      The increase in interest and dividend income for the quarter ended March 31, 2005 as compared to the same 2004 period was primarily due to dividend income of approximately $123,000 received on our Benihana investment. Dividends from BankAtlantic Bancorp and Levitt are reflected as an adjustment to our investment and are not included in revenues above.

      In March 2004, BankAtlantic Bancorp and the limited partnership settled litigation with a technology company. In connection with that settlement, the partnership recognized $1.1 million gain which is included in other income.

BFC Activities (Continued)

      The increase in employee compensation and benefits during the quarter ended March 31, 2005 compared to the same period in 2004 was due to an increase in bonus accrual and an increase in the number of employees.

      The increase in other expenses during the three months ended March 31, 2005 as compared to the same period in 2004 was primarily due to an increase in administrative expenses. The increase in administrative expense was due to costs incurred to comply with the Sarbanes Oxley Act combined with increased investor relations expenses.

      The BFC Activities segment results do not reflect the Company’s equity from earnings in BankAtlantic Bancorp or Levitt, but include the provision for income taxes relating to the tax effect of the Company’s earnings from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier.

Liquidity and Capital Resources of BFC Activities

	Three Months Ended
	March 31,
(In thousands)	2005	2004
Net cash provided by (used in):
Operating activities	$(556)	$(864)
Investing activities	501	435
Financing activities	(1,202)	350

Decrease in cash and cash equivalents	(1,257)	(79)
Cash and cash equivalents at beginning of period	2,227	1,602

Cash and cash equivalents at end of period	$970	$1,523

      The primary sources of funds to BFC for the year ended March 31, 2005 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which, except as noted, are not available to BFC) were dividends from BankAtlantic Bancorp and Levitt, dividends from Benihana, revenues from property operations, principal and interest payments on loans receivable, and proceeds from the exercise of stock options. Funds were primarily utilized by BFC to fund the payment of dividends on the Company’s 5% Preferred Stock, to reduce mortgage payables and other borrowings and to fund BFC’s operating and general and administrative expenses. BFC has a $14.0 million revolving line of credit that can be utilized for working capital as needed. The line of credit matures on July 1, 2005. It is anticipated that the lender will extend the facility under the same terms and conditions for another year at maturity. The interest rate on this facility is at LIBOR plus 280 basis points (5.52% at March 31, 2005). In December 2004, the revolving line of credit was increased from $8.0 million to $14.0 million and at March 31, 2005 approximately $9.5 million was outstanding. Shares of BankAtlantic Bancorp and Levitt are pledged as collateral for the line of credit.

      The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At March 31, 2005, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $.035 per share on its Class A and Class B Common Stock. BFC currently receives approximately $462,000 per quarter in dividends from BankAtlantic Bancorp.

      Levitt has paid a quarterly dividend to its shareholders since July 2004. Levitt’s most recent quarterly dividend was $0.02 per share on its Class A and Class B common stock which resulted in the Company receiving

BFC Activities (Continued)

approximately $66,000. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operation and financial condition.

      At March 31, 2005 and December 31, 2004, approximately $8.2 million of BFC’s mortgage payables related to a non-recourse mortgage loan on the BMOC shopping center. This loan bears interest at 9.2% per annum and matures in May 2007. In November 2004, a tenant occupying 21% of the square footage of the BMOC shopping center vacated the premises. The loss of this tenant caused BMOC to operate at a negative cash flow. Management is currently seeking a replacement tenant, however, if a replacement tenant is not found that allows BMOC to return to a positive cash flow, BFC may consider giving a deed to the center to the lender. If the property were deeded to the lender, BFC would recognize a gain of approximately $4.2 million. Because of the negative cash flow, the mortgage is not being paid in accordance with its terms, rather, cash flow to the extent available from the shopping center is being sent to the lender. At March 31, 2005 and December 31, 2004, approximately $523,000 and $544,000 respectively, of the mortgage payables related to mortgage receivables received by BFC in connection with the sale of properties previously owned by the Company where the purchaser did not assume the underlying existing mortgage payables. These mortgage payables bear interest at 6% per annum and have maturity dates ranging from 2009 through 2010.

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

      On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Preferred Stock for $15.0 million in a private offering. Holders of the 5% Preferred Stock are entitled to receive when and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance and payable quarterly. For the period ended March 31, 2005, the Company paid approximately $187,500 in cash dividends on the 5% Preferred Stock. Holders of the 5% Preferred Stock are entitled to receive a quarterly dividend of $12.50 per share, or $187,500 in the aggregate per quarter.

      We expect to meet our short-term liquidity requirements generally through cash dividends from BankAtlantic Bancorp, Levitt and Benihana, net cash provided by operations, borrowings on our $14.0 million revolving line of credit and existing cash balances. We expect to meet our long-term liquidity requirements through the foregoing, as well as long term secured and unsecured indebtedness, and future issuances of equity and/ or debt securities.

      On February 18, 2005, the Company filed a registration statement on Form S-3 for a proposed underwritten public offering of up to 3,600,000 shares of the Company’s Class A Common Stock.

BankAtlantic Compliance Matter

      BankAtlantic previously disclosed that it had identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act and that it has been cooperating with regulators and other federal agencies concerning these deficiencies. BankAtlantic has provided and is continuing to provide information to the government pursuant to a number of subpoenas relating to, among other things, numerous customers and transactions and the Bank’s policies and procedures. BankAtlantic Bancorp cannot predict whether or to what extent civil or criminal regulatory action or monetary or other penalties will be pursued against BankAtlantic or BankAtlantic Bancorp by regulators or other federal agencies.

      Recently, Riggs Bank, N.A. announced that it had consented to a $25 million civil money penalty paid to

BFC Activities (Continued)

the Department of the Treasury, assessed concurrently by the Financial Crimes Enforcement Network (“FinCEN”) and the Office of the Comptroller of the Currency, for willful, systemic violation of the anti-money laundering program and suspicious activity and currency transaction requirements of the Bank Secrecy Act. Riggs Bank, N.A. also announced that it has resolved an investigation into its Bank Secrecy Act compliance by pleading guilty to a count of failing to file timely and/or accurate Suspicious Activity Reports, paid a $16 million fine and agreed to a five-year period of corporate probation. Riggs National Corporation, the holding company for Riggs Bank, N.A., also consented to the issuance of a Cease and Desist Order relating to future compliance and board oversight, which, among other things, prohibits the declaration or payment of dividends on its stock or distributions of interest, principal or other sums with respect to debentures issued in connection with its trust preferred securities, or the redemption or repurchase any of its stock without regulatory approval.

      Further, AmSouth Corporation (“AmSouth”) and AmSouth Bank disclosed that they have entered into a deferred prosecution agreement with the U.S. Attorney relating to deficiencies in the bank’s reporting of suspicious activities under the Bank Secrecy Act. AmSouth also announced that it entered into a Cease and Desist Order with the Federal Reserve and the Alabama Department of Banking and an order with FinCEN relating to deficiencies in AmSouth’s compliance with the Bank Secrecy Act. AmSouth announced that under the deferred prosecution agreement, it agreed to make a payment of $40 million to the United States and, in connection with the Federal Reserve and FinCEN orders, was assessed a $10 million civil money penalty. AmSouth also disclosed that in connection with the Cease and Desist Order, the Federal Reserve indicated it would restrict AmSouth’s expansion activities until such time as the Federal Reserve believes the company is in substantial compliance with the requirements of the order. AmSouth further disclosed that the Cease and Desist Order requires specific actions, including steps to comply with the Bank Secrecy Act.

      Other financial institutions have also been required to enter into regulatory agreements and to pay fines and assessments with respect to their activities. BankAtlantic Bancorp and BankAtlantic may be the subject of similar civil and criminal regulatory proceedings and actions and may be required to pay fines or penalties which may be similar to, greater than or less than those imposed on other institutions.

      The compliance issues at BankAtlantic Bancorp and BankAtlantic as discussed above could potentially have an impact on the Company.

Consolidated Financial Condition

Consolidated Assets and Liabilities

      Total consolidated assets at March 31, 2005 and December 31, 2004 were $7.0 billion. The change of components in total assets is summarized as follows:

•	Purchase of approximately $190 million of residential real estate loans;

•	Origination of and participation in $320 million of commercial and small business loans;

•	Origination of approximately $105 million of home equity loans;

•	Purchase of approximately $40 million of mortgage-backed securities;

•	Purchase of approximately $25 million of tax-exempt securities;

•	Purchase of approximately $55 million of managed-fund securities;

•	Loans, investment securities and tax certificate repayments and maturities of approximately $700 million;

•	Additions of $7 million of fixed assets associated with BankAtlantic Bancorp’s new corporate headquarter building and BankAtlantic’s branch renovation and expansion initiatives;

•	an increase of $3.7 million in property and equipment primarily related to the construction of an irrigation facility in Tradition;

•	A decline in receivable from Ryan Beck’s clearing agent and a corresponding increase in securities owned associated with Ryan Beck’s trading activities;

•	Levitt’s net decrease in inventory of real estate of approximately $11.6 million resulting from the bulk land sale of 1,294 acres of land adjacent to Tradition, as well as sales of homes and other land. These decreases were offset in part by land acquisitions by Levitt’s homebuilding division and increases in land development and construction costs;

•	BankAtlantic’s net declines in real estate inventory associated with units closed at the Riverclub real estate joint venture acquired by BankAtlantic in connection with the Community acquisition;

•	An increase in Levitt’s investment in Bluegreen Corporation associated primarily with its equity in Bluegreen’s earnings;

•	Increases in accrued interest receivable due to higher loan receivable and securities balances;

•	Higher Federal Home Loan Bank stock balances associated with increased stock ownership membership requirements that went into effect during the first quarter of 2005; and

•	Higher other assets balances related to increased fee-based deposit overdraft accounts as well as higher REO balances.

      The Company’s total consolidated liabilities at March 31, 2005 were $6.3 billion, compared to $6.2 billion at December 31, 2004. The change in components of total liabilities from December 31, 2004 to March 31, 2005 is summarized below:

•	Higher deposit account balances resulting from the growth in low-cost deposits associated with “Florida’s Most Convenient Bank” and totally free checking account initiatives;

•	An increase in securities sold but not yet purchased associated with Ryan Beck’s trading activities;

•	Repayments of borrowings at BankAtlantic Bancorp, and FHLB advances caused by deposit growth at BankAtlantic;

•	Levitt’s decrease in notes and mortgage notes payable primarily associated with its land division bulk land sale;

•	Levitt’s issuance of junior subordinated debentures of $23.2 million; and

•	Decrease in other liabilities primarily due to BankAtlantic Bancorp securities purchased pending settlement and a reduction in accrued employee compensation and benefits reflecting the payout of 2004 annual bonuses during the first quarter of 2005. This decrease was partially offset with an increase in Levitt’s current tax liability.

Consolidated Financial Condition (Continued)

Minority Interest

      At March 31, 2005 and December 31, 2004, minority interest was approximately $647.1 million and $612.7 million, respectively. The following table summarizes the minority interest held by others in our subsidiaries (in thousands):

	March 31,	December 31,
	2005	2004
BankAtlantic Bancorp	$376,070	$366,140
Levitt	270,356	245,756
Joint Venture Partnerships	716	756

	$647,142	$612,652

      The increase in minority interest in BankAtlantic Bancorp was primarily attributable to $19.9 million in earnings during the quarter, and $5.5 million of proceeds and associated tax benefits from the issuance of BankAtlantic Bancorp common stock upon the exercise of stock options. The above increases were partially offset by declaration of $2.1 million of cash dividends on BankAtlantic Bancorp common stock, a $347,000 reduction in BankAtlantic Bancorp additional paid in capital resulting from the retirement of 90,000 shares of Ryan Beck’s common stock issued upon the exercise of employee stock options in June 2004, $6.6 million change in BankAtlantic Bancorp accumulated other comprehensive income, net of income taxes and a $4.6 million in BankAtlantic Bancorp additional paid in capital related to the acceptance of BankAtlantic Bancorp Class A common stock as consideration for the payment of withholding taxes and the exercise price due upon the exercise of BankAtlantic Bancorp Class A common stock options by various executive officers of BankAtlantic Bancorp.

      The increase in minority interest in Levitt was attributable to $29.8 million in earnings partially offset by the payment of cash dividends of $396,000 on Levitt’s common stock.

Shareholders’ Equity

      Shareholders’ equity at March 31, 2005 and December 31, 2004 was $128.1 million and $125.3 million, respectively. The increase in shareholders’ equity was due to $4.4 million in earnings and $11,000 from the issuance of the Company’s Class B Common Stock upon the exercise of stock options. Offsetting the above increases was a $419,000 reduction in additional paid in capital relating to the net effect of our controlled subsidiaries’ capital transactions, net of income taxes, a $705,000 decrease in accumulated other comprehensive income, net of income taxes, $188,000 in cash dividends on the Company’s 5% Preferred Stock and the effect of a $262,000 statutory income tax rate change relating to the compensation from the exercise of stock options .

Financial Services

      Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s report filed with the Securities and Exchange Commission.

      “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its wholly owned subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2005 and 2004, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm located in Florham Park, New Jersey, and its subsidiaries (“Ryan Beck”).

Consolidated Results of Operations

	For the Three Months Ended March 31,
(in thousands)	2005	2004	Change
BankAtlantic	$20,861	$3,720	$17,141
Ryan Beck	2,530	5,128	(2,598)
Parent Company	(3,513)	11,676	(15,189)

Net income	$19,878	$20,524	$(646)

For the Three Months Ended March 31, 2005 Compared to the Same 2004 Period:

      The change in BankAtlantic’s segment net income was primarily due to a substantial improvement in its net interest income, net recoveries in its provision for loan losses, higher revenues from a real estate joint venture and growth in non-interest income. Also contributing to the change in BankAtlantic’s earnings between quarters was $7.6 million of after-tax costs associated with prepayment penalties incurred by BankAtlantic in connection with its prepayment of high fixed interest rate FHLB advances during the first quarter of 2004. The significant increase in BankAtlantic’s net interest income was due to earning asset growth and continued increases in BankAtlantic’s low cost deposits. The primary contributor to the net recovery in BankAtlantic’s provision for loan losses was a $1.1 million recovery of a loan partially charged off during 2003 and the continued improvement in loan portfolio credit quality. The higher real estate joint venture revenues were due to an increase in units sold during 2005. The additional non-interest income was primarily associated with higher service charges on deposit accounts directly related to growth in the number of deposit accounts from initiatives adopted in connection with BankAtlantic’s “Florida’s Most Convenient Bank” marketing campaign. The above improvements in BankAtlantic’s earnings were partially offset by higher operating expenses relating to several new initiatives associated with the “Florida’s Most Convenient Bank” campaign which were designed to enhance customer service and convenience.

      The decline in Ryan Beck’s segment net income primarily resulted from lower retail brokerage revenues as investors were less active in the securities markets during the 2005 period. Ryan Beck’s 2005 earnings were also unfavorably impacted by additional occupancy cost and recruitment expenses associated with Ryan Beck’s relocation and expansion of offices as well as the hiring of additional institutional professionals.

      Parent Company segment net income in 2005 was significantly less than segment net income in 2004 primarily as a result of a $14.8 million after-tax litigation settlement gain during 2004.

Financial Services (Continued)

BankAtlantic Results of Operations

Net interest income

	BankAtlantic
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	March 31, 2005			March 31, 2004
(dollars in thousands)	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Loans:
Residential real estate	$2,085,473	$25,509	4.89%	$1,326,061	$15,941	4.81%
Commercial real estate	1,759,747	28,323	6.44	1,689,962	23,694	5.61
Consumer	487,746	6,776	5.56	374,222	3,900	4.17
Lease financing	6,242	151	9.68	13,642	382	11.20
Commercial business	94,283	1,640	6.96	98,959	1,500	6.06
Small business	195,733	3,491	7.13	173,891	3,085	7.10

Total loans	4,629,224	65,890	5.69	3,676,737	48,502	5.28

Investments — tax exempt (1)	334,029	4,829	5.78	3,362	51	6.04
Investments — taxable	732,939	9,555	5.21	540,460	7,808	5.78

Total interest earning assets	5,696,192	80,274	5.64%	4,220,559	56,361	5.34%

Goodwill and core deposit intangibles	80,375			82,263
Other non-interest earning assets	283,019			240,068

Total assets	$6,059,586			$4,542,890

Deposits:
Savings	$281,512	189	0.27%	$220,005	144	0.26%
NOW	664,313	602	0.37	543,619	491	0.36
Money market	921,382	2,704	1.19	866,767	1,876	0.87
Certificate of deposit	777,353	4,800	2.50	769,949	4,462	2.33

Total interest bearing deposits	2,644,560	8,295	1.27	2,400,340	6,973	1.17

Short-term borrowed funds	357,047	2,122	2.41	150,735	302	0.81
Advances from FHLB	1,536,434	13,674	3.61	760,973	9,098	4.81
Long-term debt	37,206	600	6.54	35,842	482	5.41

Total interest bearing liabilities	4,575,247	24,691	2.19	3,347,890	16,855	2.02
Demand deposits	913,717			664,796
Non-interest bearing other liabilities	44,216			34,025

Total liabilities	5,533,180			4,046,711
Stockholder’s equity	526,406			496,179

Total liabilities and stockholder’s equity	$6,059,586			$4,542,890

Net tax equivalent interest income/ net interest spread		55,583	3.45%		39,506	3.32%

Tax equivalent adjustment		(1,690)			(18)
Capitalized interest from real estate operations		452			307

Net interest income		$54,345			$39,795

Margin
Interest income/interest earning assets			5.64%			5.34%
Interest expense/interest earning assets			1.76			1.61

Net interest margin (tax equivalent)			3.88%			3.73%

(1) The tax equivalent basis is computed using a 35% tax rate.

For the Three Months Ended March 31, 2005 Compared to the Same 2004 Period:

      The substantial improvement in tax equivalent net interest income primarily resulted from a 35% increase in interest earning assets and a 15 basis point improvement in the net interest margin.

      BankAtlantic’s average interest earning asset balances increased primarily due to the purchase of residential loans and investments during 2004 and the first quarter of 2005. During the year ended December 31,

Financial Services (Continued)

2004 and the first quarter of 2005, we purchased $1.3 billion and $190 million of residential loans, respectively. Our investment purchases were $563 million during the year ended December 31, 2004 and $70 million during the first quarter of 2005. We also experienced growth in our home equity and commercial real estate loan portfolios. The growth in our interest earning assets was funded through deposit growth, short term borrowings and Libor-based FHLB advances.

      The improvement in our tax equivalent net interest margin primarily resulted from changes in our deposit mix to a higher percentage of low cost deposits to total deposits as well as increased yields earned on variable rate commercial and home equity loans. Low cost deposits are savings, NOW and demand deposits. Since August 2004 the prime interest rate has increased from 4.25% to 5.50%. This increase has favorably impacted the yields on consumer and commercial loans, which were partially offset by higher rates on our short term borrowings, certificate accounts, money market deposits, Libor-based FHLB advances and long term debt. The margin was also favorably impacted by the March 2004 prepayment of $108 million of FHLB advances which had an average interest rate of 5.55%. BankAtlantic believes that its tax equivalent net interest margin will continue to improve; although, a shift in the slope of the yield curve could moderate or even prevent further margin improvement.

Provision for Loan Losses

	For Three Months Ended
(in thousands)	March 31,
	2005	2004
Balance, beginning of period	$46,010	$45,595
Charge-offs:
Consumer loans	(68)	(149)
Residential real estate loans	(198)	(231)
Small business	(128)	—

Continuing loan products	(394)	(380)
Discontinued loan products	(324)	(487)

Total charge-offs	(718)	(867)

Recoveries:
Commercial business loans	1,110	68
Commercial real estate loans	—	1
Small business	185	9
Consumer loans	44	48
Residential real estate loans	1	26

Continuing loan products	1,340	152
Discontinued loan products	326	1,362

Total recoveries	1,666	1,514

Net recoveries	948	647
Recovery from loan losses	(3,916)	(859)

Balance, end of period	$43,042	$45,383

      Charge-offs from continuing loan products were nominal for the three months ended March 31, 2005 and 2004. The majority of the continuing loan product recoveries during the 2005 quarter resulted from a $1.1 million partial recovery of a commercial business loan that had been charged off during the third quarter of 2003. The lower charge-offs and recoveries from discontinued loan products resulted from declining portfolio balances. The remaining balance of these discontinued loan products declined to $6.7 million from $26.2 million a year earlier. Discontinued loan products are lease financing, indirect consumer lending, non-real estate syndication lending, and certain types of small business lending.

      The provision for loan losses was a net recovery during the current quarter due to the commercial business loan recovery, declining reserves for discontinued loan products and the repayment of a large classified loan during

Financial Services (Continued)

2005. The provision for loan losses was a net recovery during the 2004 quarter resulting from declining reserves and net recoveries from discontinued loan products.

      BankAtlantic’s allowance for loan losses to total loans declined from 1.22% at March 31, 2004 to 0.92% at March 31, 2005. The lower allowance for loan losses resulted from improved credit quality, and was partially offset by an increase in loans receivable from $3.7 billion at March 31, 2004 to $4.6 billion at March 31, 2005.

      At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	March 31,	December 31,	March 31,
	2005	2004	2004
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$418	$381	$565
Loans and leases	6,504	7,903	11,724

Total nonaccrual	6,922	8,284	12,289

Repossessed assets:
Real estate owned	1,438	692	1,667

Total nonperforming assets	8,360	8,976	13,956
Specific valuation allowance	—	—	(956)

Total nonperforming assets, net	$8,360	$8,976	$13,000

Allowances
Allowance for loan losses	$43,042	$46,010	$45,383
Allowance for tax certificate loses	3,453	3,297	3,202

Total allowances	46,495	49,307	48,585

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	7,032	—	1
Performing impaired loans	216	320	188
Restructured loans	20	24	1,368

TOTAL POTENTIAL PROBLEM LOANS	$7,268	$344	$1,557

      Non-performing assets remain at historically low levels. Non-performing assets to total loans, tax certificates and repossessed assets declined from 0.37% at March 31, 2004 to 0.19% and 0.17% at December 31, 2004 and March 31, 2005, respectively. The improvement in nonaccrual loans at March 31, 2005 compared to December 31, 2004 resulted from declines in non-performing residential loans and the repossession of residential real estate associated with a home equity loan that was moved to real estate owned.

      Performing impaired loans at March 31, 2005 primarily consists of a $7.0 million hotel loan that is past due based on its maturity date. BankAtlantic is accruing interest on this loan and is in final negotiations with third parties for the sale of the loan. The potential buyers’ proposed purchase prices for the loan are for an amount that exceeds the outstanding loan balance and accrued interest. Management believes that the fair value of the real estate collateral substantially exceeds the outstanding loan balance.

Financial Services (Continued)

      BankAtlantic’s Non-Interest Income

	For Three Months
	Ended March 31,
(in thousands)	2005	2004	Change
Other service charges and fees	$5,238	$4,637	$601
Service charges on deposits	12,989	11,277	1,712
Income from real estate operations	2,241	305	1,936
Securities activities, net	7	(3)	10
Other	3,066	2,004	1,062

Non-interest income	$23,541	$18,220	$5,321

      The higher other service charges and fees during 2005 reflect the opening of over 220,000 new deposit accounts since January 2004, including approximately 55,000 new accounts during the first quarter of 2005. New ATM and check cards are linked to the new checking and savings accounts and therefore the increase in accounts results in increases in interchange fees, annual fees and transaction fees on our customers’ use of other banks’ ATM’s.

      The higher revenues from service charges on deposits during 2005 primarily resulted from an increase in fees assessed on overdrafts and secondarily from the increased number of checking accounts discussed above.

      Income from real estate operations represents revenues from a real estate joint venture that was acquired in March 2002 as part of the Community acquisition. The venture is a 175 unit development consisting of single family homes, condominium units and duplexes located in Florida. Since inception of the project through March 31, 2005, sales of sixty-six units have closed. The increase in real estate income in the first quarter of 2005 reflects closings on twelve units, whereas during the first quarter of 2004, the joint venture closed on two units.

      Other income reported for the 2005 quarter was favorably impacted by a $935,000 gain on the sale of a branch. The branch was acquired in March 2002 in connection with the Community acquisition. The branch was not close to any other branches, and was not meeting performance expectations. Additionally, the remote location of the branch resulted in higher than average operating expenses.

BankAtlantic’s Non-Interest Expense

	For Three Months
	Ended March 31,
(in thousands)	2005	2004	Change
Employee compensation and benefits	$26,398	$22,392	$4,006
Occupancy and equipment	9,117	7,146	1,971
Advertising and promotion	5,168	3,463	1,705
Amortization of intangible assets	425	439	(14)
Cost associated with debt redemption	—	11,741	(11,741)
Professional fees	1,895	1,725	170
Other	7,261	6,589	672

Non-interest expense	$50,264	$53,495	$(3,231)

      The substantial increase in employee compensation and benefits resulted primarily from “Florida’s Most Convenient Bank” initiatives. These initiatives include: midnight hours at selected branches, extended hours at all locations, free online banking and bill pay, 24/7 customer service center and the opening of all locations seven days a week. The initiatives and the growth in low cost deposit accounts was the primary cause for the increase in

Financial Services (Continued)

the number of full time equivalent employees to 1,745 at March 31, 2005 from 1,428 at March 31, 2004. The increased number of employees and higher salaries are believed necessary to maintain satisfactory customer service standards. In addition to the increase in employees, the costs incurred under BankAtlantic’s profit sharing plan were $960,000 higher during 2005. The additional amounts accrued for the employee profit sharing plan were based on BankAtlantic exceeding targeted performance goals.

      During the year ended December 31, 2004, BankAtlantic adopted a plan to renovate all of its existing branches with a goal of having a consistent look or “brand.” Management anticipates that the renovation plan will be complete in 2006. This resulted in the accelerated depreciation on fixed assets and leasehold improvements that are scheduled to be replaced as well as higher repair and maintenance costs to maintain branch appearances. Additionally, as a result of extended weekend and weekday hours associated with the “Florida’s Most Convenient Bank” initiative, guard service expense increased by approximately 53%.

      Advertising expenses during the first quarter of 2005 increased significantly from those incurred during the comparable 2004 quarter, as a direct result of an aggressive BankAtlantic marketing campaign during the 2005 quarter that included television and radio advertising to promote the “Florida’s Most Convenient Bank” initiative. The marketing campaign is ongoing and BankAtlantic anticipates continued higher advertising and promotion expenditures during the 2005 fiscal year compared to those incurred during the 2004 fiscal year.

      The cost associated with debt redemption was the result of a prepayment penalty of $11.7 million incurred when BankAtlantic prepaid $108 million of FHLB advances scheduled to mature in 2007-2008 that had an average interest rate of 5.55%. The interest rates on these FHLB advances exceeded the rates that BankAtlantic was able to obtain on other available FHLB advances, and therefore BankAtlantic expects to recover this expense in future periods through the savings realized from lower borrowing costs.

      The higher expenses for professional fees in 2005, compared to 2004, resulted from consulting costs associated with the Bank’s compliance with anti-terrorism and anti-money laundering laws and regulations.

      The increase in other non-interest expense relates to higher general operating expenses related to a significant increase in the number of customer accounts and the extended hours of the branch network.

Financial Services (Continued)

Ryan Beck & Co. and Subsidiaries Results of Operations

	For the Three Months
	Ended March 31,
(in thousands)	2005	2004	Change
Net interest income:
Interest on trading securities	$2,947	$2,796	$151
Interest expense	(502)	(210)	(292)

Net interest income	2,445	2,586	(141)

Non-interest income:
Principal transactions	18,632	24,443	(5,811)
Investment banking	11,882	12,631	(749)
Commissions	21,485	25,371	(3,886)
Other	2,687	620	2,067

Non-interest income	54,686	63,065	(8,379)

Non-interest expense:
Employee compensation and benefits	38,437	44,042	(5,605)
Occupancy and equipment	4,118	3,228	890
Advertising and promotion	1,073	1,161	(88)
Professional fees	1,417	1,045	372
Communications	3,205	3,128	77
Floor broker and clearing fees	2,368	2,802	(434)
Other	1,947	1,683	264

Non-interest expense	52,565	57,089	(4,524)

Income before income taxes	4,566	8,562	(3,996)
Income taxes	2,036	3,434	(1,398)

Income from continuing operations	$2,530	$5,128	$(2,598)

      Segment net income decreased primarily as a result of lower transactional business, as investors were generally less active in the securities markets during the quarter. Historically, transactional business volume increases or decreases based on market performance. During the first quarter of 2005 both the DOW and NASDAQ declined.

      Net interest income was slightly less in the first quarter of 2005, compared to the same 2004 quarter. Included in interest income is Ryan Beck’s participation in interest income associated with approximately $238 million of customer margin debit balances and fees earned in connection with approximately $1.2 billion in customer money market balances.

      Principal transaction revenue decreased by 24% compared to the same quarter of 2004, primarily due to a decrease in customer and proprietary trading activity evidenced by a 16% decrease in the number of trade tickets processed in the first quarter of 2005 compared to the same 2004 quarter. Ryan Beck’s proprietary equity and fixed income trading revenue decreased 54% in the first quarter of 2005 compared to the same 2004 quarter. In the first quarter of 2005, Ryan Beck received principal gross sales credits of $2.9 million related to Unit Investment Trust offerings compared to $2.3 million for the same 2004 quarter.

      Investment banking revenue decreased by 6% from the same quarter of 2004, attributable mainly to decreased consulting, merger and acquisition fees, due to lower deal activity. During the first quarter of 2005, the Financial Institutions Group completed three mergers as compared to five mergers for the same 2004 quarter. Additionally, in the first quarter of 2004 the Middle Market Group completed an IPO, with no corresponding 2005 transaction.

Financial Services (Continued)

      Commission revenue decreased by 15% from the same quarter of 2004, attributable mainly to decreased agency transactions conducted in 2005.

      Other income is primarily comprised of rebates received on customer money market balances and inactive fees received on customer accounts.

      The decrease in employee compensation and benefits of 13% from 2004 is primarily due to the decrease in bonus accruals as a result of the decreased revenue in 2005 versus 2004. Also contributing to the decrease was less commission expense arising from the decrease in Ryan Beck’s commissionable revenue.

      Occupancy and equipment increased by 28% from the same quarter of 2004, attributable mainly to the firm’s continued expansion throughout 2004. During 2004, Ryan Beck opened three new offices, including the relocation of its corporate headquarters, and had significant expenses associated with the expansion of other offices.

      The decrease in floor broker and clearing fees is due to the decrease in transactional business in 2005, as compared to 2004.

      Other expenses increased by 16% from the same quarter of 2004, attributable mainly to recruiting fees associated with Ryan Beck’s first quarter 2005 expansion of its capital markets business.

Parent Company Results of Operations

	For the Three Months
(in thousands)	Ended March 31,
	2005	2004	Change
Net interest income:
Interest income	$678	$542	$136
Interest expense	(4,570)	(4,135)	(435)

Net interest income (expense)	(3,892)	(3,593)	(299)

Non-interest income:
Income from unconsolidated subsidiaries	131	118	13
Securities activities, net	95	75	20
Litigation settlement	—	22,840	(22,840)
Other	306	104	202

Non-interest income	532	23,137	(22,605)

Non-interest expense:
Employee compensation and benefits	960	746	214
Professional fees	859	516	343
Other	226	225	1

Non-interest expense	2,045	1,487	558

(Loss) income before income taxes	(5,405)	18,057	(23,462)
Income taxes	(1,892)	6,381	(8,273)

Net income (loss)	$(3,513)	$11,676	$(15,189)

      Interest income consists of interest on loans to Levitt, interest and dividends from investments and interest from a BankAtlantic repo account. Interest income on loans to Levitt was $465,000 during the 2005 quarter compared to $435,000 during the same 2004 period. Interest income on the BankAtlantic repo account was $23,000 during 2005 compared to $51,000 during the same 2004 period.

Financial Services (Continued)

      Interest expense increased during the first quarter of 2005, compared to the same 2004 period, as a result of higher interest rates during 2005 compared to 2004. The Company’s junior subordinated debentures and other borrowings average balances were $263.3 million during the three months ended March 31, 2005 and 2004, of which $128.9 million accrue at floating rates.

      Income from unconsolidated subsidiaries represents the equity earnings from trusts formed to issue trust preferred securities as part of trust preferred securities offerings.

      Securities activities during the three months ended March 31, 2005 and 2004 represents gains from managed funds. The Company’s money manager sold these securities in order to rebalance its investment portfolio to benchmark allocation percentages.

      The litigation settlement in 2004 reflects proceeds from the settlement of litigation related to the Company’s prior investment of $15 million in a technology company. Pursuant to that settlement, the Company sold its stock in the technology company to a third party investor group for $15 million in cash, the Company’s original cost, and the Company received consideration from the technology company for legal expenses and damages, which consisted of $1.7 million in cash and 378,160 shares of the Company’s Class A Common Stock returned by the technology company to the Company.

      Other income during the first quarter of 2005 and 2004 includes fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC.

      The Company’s compensation expense represents salaries for investor relations, risk management and executive management personnel. The Company receives income from Levitt and BFC for services performed by these employees. The increase in compensation expense during the 2005 period was due to payroll taxes associated with the exercise of stock options.

      The increase in professional fees during the 2005 first quarter compared to the same 2004 period consisted of higher regulatory costs incurred to comply with the Sarbanes-Oxley Act, primarily consisting of costs related to internal control and compliance with Section 404 of that Act.”

Homebuilding & Real Estate Development

      Our Homebuilding & Real Estate Development segment consists of Levitt, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s report filed with the Securities and Exchange Commission.

      “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three months ended March 31, 2005 and 2004. The Company may also be referred to as “we,” “us,” or “our.” We engage in homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Bowden Building Corporation (“Bowden”), Core Communities, LLC (“Core Communities”) and other operations, which include Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single-family home and townhome communities and condominium and rental apartment complexes. Acquired in April 2004, Bowden is a builder of single family homes based in Memphis, Tennessee. Core Communities is currently developing Tradition, its second master-planned community, which is located in St. Lucie County, Florida. Tradition is planned to ultimately include more than 8,000 total acres, including approximately five miles of frontage on Interstate 95. Levitt Commercial specializes in the development of industrial and residential properties. Bluegreen is a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.

Executive Overview

      Management evaluates the performance and prospects of the Company and its subsidiaries using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes and net income. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts and the number of homes delivered. In evaluating the Company’s future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. The Company’s ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating the Company’s future prospects, as are general economic factors and interest rate trends. Each of the above measures is discussed in the following sections as it relates to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.

Impact of 2004 Hurricanes

      The majority of our business operations are located in the State of Florida, which is subject to hurricanes and other tropical weather systems. In the months of August and September 2004, three hurricanes made landfall in areas where we have significant homebuilding operations (Ft. Myers, Orlando, Sarasota and Port St. Lucie). These hurricanes caused property damage in several of our communities in Central Florida, and the Company has expended considerable resources on homes under construction and previously delivered homes repairing stucco, replacing insulation and dry wall as well as other materials damaged in the storms. The Company has also expended funds to mitigate other hurricane-related damage, including replacing landscaping, fences, repairing lake beds and replacing building materials. Our consolidated statement of income for the three months ended March 31, 2005 includes insurance proceeds of $1.2 million which were offset by hurricane related expenses.

Homebuilding & Real Estate Development (Continued)

Impact of Increasing Costs, Interest Rates and Local Government Regulation

      Our business operations are impacted by competition for labor — direct and subcontracted — raw materials, supply and delivery issues. Ongoing strength in homebuilding and other construction activities has resulted in higher prices of most building materials, including lumber, steel, concrete and asphalt. We compete with other real estate developers—regionally, nationally and globally—for raw materials and labor. In addition, local materials suppliers periodically limit the allocation of their product to their customers which slows our production process and forces us to obtain those materials from other suppliers, typically at higher prices. In particular, supplies of cement block remain tight in the Florida market and we are currently subject to allocations of deliveries in some of our Florida developments. Although these allocations have not materially disrupted our operations to date, continued allocations could adversely impact our future operations or restrict our ability to expand in certain markets. Without corresponding increases in the sales prices of our real estate inventories (both land and finished homes), increasing materials and labor costs associated with land development and home building will negatively affect our future results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2005	2004	Change
(In thousands)
Revenues
Sales of real estate	$198,866	98,523	100,343
Title and mortgage operations	948	970	(22)

Total revenues	199,814	99,493	100,321

Costs and expenses
Cost of sales of real estate	130,589	69,665	60,924
Selling, general and administrative expenses	23,146	14,047	9,099
Interest expense, net	—	58	(58)
Other expenses	1,316	616	700
Minority interest	—	25	(25)

Total costs and expenses	155,051	84,411	70,640

Earnings from Bluegreen Corporation	2,138	2,086	52
Earnings from joint ventures	90	3,607	(3,517)
Interest and other income	1,322	478	844

Income before income taxes	48,313	21,253	27,060
Provision for income taxes	18,495	8,198	10,297

Net income	$29,818	13,055	16,763

For the Three Months Ended March 31, 2005 Compared to the Same 2004 Period:

      Consolidated net income increased $16.8 million, or 128%, for the three months ended March 31, 2005 as compared to the same period in 2004. The increase in net income primarily resulted from the bulk sale of five non-contiguous parcels of land adjacent to Tradition consisting of a total of 1,294 acres for $64.7 million. Also contributing to the increase in net income were increases in sales of real estate by our Homebuilding Division and Other Operations. These increases were offset, in part, by lower earnings from joint ventures, lower margins in homebuilding and higher selling, general and administrative expenses.

      Our revenues from sales of real estate increased 102% to $198.9 million for the quarter ended March 31, 2005 from $98.5 million for the same 2004 period. This increase was attributable primarily to the bulk land sale discussed above, as well as from an increase in home deliveries. In the quarter ended March 31, 2005, 501 homes were delivered compared to 341 homes delivered in the first quarter of 2004. Revenues also reflect increased sales

Homebuilding & Real Estate Development (Continued)

of flex warehouse properties as Levitt Commercial closed out deliveries at two warehouse developments. Profits recognized by the Land Division from sales to the Homebuilding division are deferred until the Homebuilding Division delivers homes on those properties to third parties, at which time the deferred profit is applied against consolidated cost of sales. Previously deferred profits of $1.0 million related to land sales by our Land Division to our Homebuilding Division were recognized as income during the quarter ended March 31, 2005, compared to $505,000 for the same 2004 period.

      Selling, general and administrative expenses increased during the first quarter of 2005 compared to the same 2004 period primarily as a result of higher employee compensation and benefits including sales commissions and accrued bonus compensation. Bonus compensation, which is tied to our profitability, increased during the first quarter of 2005 commensurate with higher earnings during the period. The increase in compensation expense is also associated with increased headcount in our new development projects in Central and South Florida, the expansion of homebuilding activities into North Florida and Georgia, and the addition of Bowden (which was acquired in April 2004), as well as an increase in our home deliveries. The number of our full time employees increased to 551 at March 31, 2005 from 386 at March 31, 2004, offset in part by a decrease in the number of part time employees from 38 at March 31, 2004 to 26 at March 31, 2005. As a percentage of total revenues, selling, general and administrative expenses declined to 12% in the first quarter of 2005 from 14% in the first quarter of 2004.

      Interest incurred on notes and development bonds payable totaled $3.5 million for the 2005 period and $2.0 million for the 2004 period. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as to an increase in the average interest rate on our variable-rate debt. Most of our variable-rate debt is indexed to the Prime Rate, which increased from 4.00% at March 31, 2004 to 5.75% at March 31, 2005. Interest capitalized was $3.5 million for the 2005 period and $1.9 million for the 2004 period. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2005 and 2004 included previously capitalized interest of approximately $2.6 million and $1.8 million, respectively.

      The increase in other expenses was primarily attributable to a $677,000 penalty on debt prepayment incurred during the first quarter of 2005 at our Land Division. The penalty arose from the repayment of indebtedness under a line of credit using the proceeds of the bulk land sale described above.

      Bluegreen’s reported net income for the three months ended March 31, 2005 was $6.5 million, as compared to $4.7 million for the same period in 2004. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $2.1 million in each of those periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $110,000 for the first quarter of 2005, whereas purchase accounting and other adjustments increased our interest in Bluegreen’s earnings by $294,000 for the first quarter of 2004. For the three months ended March 31, 2005 and 2004, the 9.5 million shares of Bluegreen that we own represented approximately 31% and 37%, respectively, of the outstanding shares of Bluegreen. Our ownership percentage was diluted in the 2005 period as a result of Bluegreen’s issuance of common stock in 2004 in connection with the conversion by holders of $34.1 million of its 8.25% Convertible Subordinated Debentures and the exercise of stock options.

      The increase in interest and other income is primarily related to an increase in rental income and higher balances of interest-earning deposits at various financial institutions, including our affiliate, BankAtlantic. At March 31, 2005, we had cash and cash equivalents of $134.8 million, as compared with $45.9 million at March 31, 2004.

      Earnings from real estate joint ventures in the first quarter of 2004 included earnings generated by the sale of an apartment complex and deliveries of homes and condominium units developed by joint ventures. There were no earnings generated by these joint ventures in the first quarter of 2005, as they were winding down their operations.

Homebuilding & Real Estate Development (Continued)

HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2005	2004	Change
(Dollars in thousands)
Revenues
Sales of real estate	$117,987	78,664	39,323
Title and mortgage operations	948	970	(22)

Total revenues	118,935	79,634	39,301

Costs and expenses
Cost of sales of real estate	93,579	61,475	32,104
Selling, general and administrative expenses	14,608	9,292	5,316

Other expenses	639	617	22

Total costs and expenses	108,826	71,384	37,442

Earnings from joint ventures	104	1,509	(1,405)
Interest and other income	214	43	171

Income before income taxes	10,427	9,802	625
Provision for income taxes	3,901	3,781	120

Net income	$6,526	6,021	505

Homes delivered (units)	501	341	160
Construction starts (units)	347	701	(354)
Average selling price of homes delivered	$236	231	5
Margin percentage on homes delivered	20.7%	21.9%	-1.2%
New orders (units)	605	474	131
New orders (value)	$165,281	130,124	35,157
Backlog of homes (units)	1,918	2,186	(268)
Backlog of homes (value)	$496,006	510,231	(14,225)

For the Three Months Ended March 31, 2005 Compared to the Same 2004 Period:

      The value of new orders increased to $165.3 million for the three months ended March 31, 2005, from $130.1 million in the three months ended March 31, 2004. This increase was primarily a result of the addition of Bowden, which was acquired in April 2004, and growth at Levitt and Sons, which had slightly lower unit orders but higher average selling prices. The average sales price of the homes in backlog at March 31, 2005 is approximately 11% higher than the average sales price of the homes in backlog at March 31, 2004. We are actively managing the release of new inventory and acceptance of new home orders in Florida to help assure high levels of customer satisfaction by meeting delivery schedules acceptable to our customers. This impacted Florida homebuilding operations in the first quarter of 2005 as new orders were slightly lower compared to the first quarter of 2004, but reflect an improvement over the previous two quarters as our inventory availability has improved. Construction starts in our Florida operations are also being actively managed to reduce build cycles to optimal levels. We will continue to moderate the release of new inventory in an attempt to maintain pricing flexibility and to protect against rising costs. We believe that our inventory of homes available for sale, new orders and construction starts should improve over time as we successfully implement our inventory management strategy.

      Revenues from home sales increased 50% to $118.0 million during the three months ended March 31, 2005, as compared to the same 2004 period. Approximately half of the increase related to the inclusion of home deliveries by Bowden. During the three months ended March 31, 2005, 501 homes were delivered as compared to 341 homes delivered during the three months ended March 31, 2004. The modest increase in the average selling price of our homes was due primarily to a change in our product mix resulting from the inclusion of Bowden in

Homebuilding & Real Estate Development (Continued)

2005. The average selling price of homes in our Florida operations in the first quarter of 2005 increased by $20,000 over the first quarter of 2004 to $251,000, while the average selling price of Bowden’s homes in the 2005 period was $184,000.

      Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined in the first quarter of 2005 compared with the first quarter of 2004. The decline was primarily attributable to a change in mix of community types and markets served by the homebuilding division. Margins in the active adult communities have historically been higher than those in primary communities, and margins in the Florida markets served by Levitt and Sons have historically been higher than those in the Tennessee market served by Bowden, which historically served only the primary market. We anticipate continued pressure on margins in 2005 due to rising costs in Florida and the greater proportion of home deliveries in primary communities as compared to 2004.

      Cost of sales increased 52% to $93.6 million during the three months ended March 31, 2005, as compared to the same 2004 period. The increase in cost of sales was primarily due to the increase in home deliveries, but was also impacted by increased construction costs. The costs of labor and building materials continue to rise. While we may be able to increase our selling prices in future sales to absorb these increased costs, the sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend. Included in cost of sales for the three months ended March 31, 2005 are approximately $21,000 of purchase accounting adjustments relating to the Bowden acquisition.

      Selling, general and administrative expenses increased 57% to $14.6 million during the three months ended March 31, 2005, as compared to the same 2004 period. The growth in selling, general and administrative expenses primarily resulted from higher compensation expense from increased headcount, higher sales commissions associated with more home deliveries and a higher average commission cost, and the addition of Bowden. As a percentage of total revenues, selling, general and administrative expense was approximately 12% in both the 2005 and 2004 periods. As we expand our homebuilding activities to the Jacksonville, Florida, Atlanta, Georgia and Nashville, Tennessee markets, we expect to continue to incur administrative start-up costs well in advance of revenue recognition, which will adversely affect our operating results. We are also in the process of realigning our homebuilding operations as a single operating division by incorporating Bowden’s operations into Levitt and Sons. We believe that this new structure, combined with additional investments in technological and human resources, will enable us to realize further operational synergies and strengthen our infrastructure for future growth.

      Interest incurred totaled $2.1 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively. The increase in the amount of interest incurred in the period related primarily to the assumption of debt related to the acquisition of Bowden and increases in interest rates indexed to the Prime Rate. Interest capitalized for the quarters ended March 31, 2005 and 2004 totaled $2.1 million and $1.2 million, respectively. Cost of sales of real estate for the three months ended March 31, 2005 and 2004 included previously capitalized interest of approximately $1.7 million and $1.4 million, respectively.

      Earnings from real estate joint ventures in the first quarter of 2004 included income from the delivery of 88 residential condominium units by a joint venture that developed a condominium complex in Boca Raton, Florida. There were no residential units delivered or remaining to be delivered from that joint venture property at March 31, 2005.

Homebuilding & Real Estate Development (Continued)

LAND DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2005	2004	Change
(Dollars in thousands)
Revenues
Sales of real estate	$66,551	19,321	47,230

Total revenues	66,551	19,321	47,230

Costs and expenses
Cost of sales of real estate	27,090	7,968	19,122
Selling, general and administrative expenses	4,446	2,588	1,858
Interest expense, net	—	58	(58)
Other expense	677	—	677

Total costs and expenses	32,213	10,614	21,599

Interest and other income	421	405	16

Income before income taxes	34,759	9,112	25,647
Provision for income taxes	13,436	3,515	9,921

Net income	$21,323	5,597	15,726

Acres sold	1,304	294	1,010
Margin percentage	59.3%	58.8%	0.5%
Unsold acres	7,045	4,822	2,223
Acres subject to firm sales contracts	543	1,268	(725)
Acres subject to firm sales contracts (value)	$59,624	97,482	(37,858)

      Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida — St. Lucie West and Tradition. Development activity in St. Lucie West is winding down, with 29 acres of inventory remaining at March 31, 2005, of which 24 acres were subject to firm sales contracts as of that date. With the acquisition of approximately 3,150 acres during the second quarter of 2004, the Tradition master-planned community now encompasses more than 8,200 total acres, including approximately 5,900 net saleable acres. Approximately 1,750 acres had been sold or were subject to firm sales contracts with various homebuilders as of March 31, 2005. Notwithstanding the current sustained interest and activity at Tradition, a significant reduction of future demand in the residential real estate market could negatively impact our land development operations.

      We calculate margin as sales of real estate minus cost of sales of real estate, and margin percentage as the ratio of margin to sales of real estate. We have historically realized between 40% and 60% margin percentage on Land Division sales. Margins fluctuate based upon changing sales prices and costs attributable to the land sold. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the ultimate use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of development and carrying costs capitalized to the particular land parcel. Future margins will continue to vary in response to these and other market factors.

Homebuilding & Real Estate Development (Continued)

For the Three Months Ended March 31, 2005 Compared to the Same 2004 Period:

      Revenues increased 244% to $66.6 million during the three months ended March 31, 2005, as compared to $19.3 million during the same 2004 period. The margin percentage on land sales in both the 2005 and 2004 periods was approximately 59%. In January 2005, we consummated the bulk sale of five non-continuous parcels of land adjacent to Tradition consisting of a total of 1,294 acres for $64.7 million, or $50,000 per acre. These parcels, which were acquired in May 2004 for $20,000 per acre, were sold after we determined that their specific locations and the timeline for obtaining land use approvals were not compatible with the master strategic plan for Tradition. The funds generated by the sale were used to reduce indebtedness and to provide additional liquidity for the Land Division operations and investments.

      Selling, general and administrative expenses increased 72% to $4.4 million during the three months ended March 31, 2005 as compared to $2.6 million for the same 2004 period, primarily as a result of higher incentive compensation associated with the increase in profitability. As a percentage of total revenues, selling, general and administrative expenses declined to 7% in the first quarter of 2005 from 13% in the first quarter of 2004.

      Interest incurred for the three months ended March 31, 2005 and 2004 was $456,000 and $164,000, respectively. Interest capitalized for the quarters ended March 31, 2005 and 2004 totaled $456,000 and $106,000, respectively. Cost of sales of real estate for the three months ended March 31, 2005 included previously capitalized interest of approximately $65,000, as compared to $16,000 for the three months ended March 31, 2004.

      The increase in other expenses was attributable to a $677,000 penalty on debt prepayment incurred during the 2005 period arising from the repayment of indebtedness under a line of credit using the proceeds of the bulk land sale described above.

OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2005	2004	Change
(In thousands)
Revenues
Sales of real estate	$14,709	538	14,171

Total revenues	14,709	538	14,171

Costs and expenses
Cost of sales of real estate	11,326	727	10,599
Selling, general and administrative expenses	4,092	2,167	1,925
Other expenses	—	(1)	1
Minority interest	—	25	(25)

Total costs and expenses	15,418	2,918	12,500

Earnings from Bluegreen Corporation	2,138	2,086	52
(Loss) earnings from real estate joint ventures	(14)	2,098	(2,112)
Interest and other income	687	30	657

Income before income taxes	2,102	1,834	268
Provision for income taxes	763	707	56

Net income	$1,339	1,127	212

Homebuilding & Real Estate Development (Continued)

      Other Operations include all other Company operations, including Levitt Commercial, Levitt Corporation general and administrative expenses, earnings from our investment in Bluegreen and earnings from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of March 31, 2005. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Should Bluegreen’s financial performance deteriorate, our earnings in Bluegreen would decrease concurrently and our results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen’s financial position could result in an impairment charge against our future results of operations.

For the Three Months Ended March 31, 2005 Compared to the Same 2004 Period:

      During the three months ended March 31, 2005, Levitt Commercial delivered the 44 remaining flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial delivered one flex warehouse unit during the three months ended March 31, 2004. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. Accordingly, revenues from Levitt Commercial’s development in any one quarter are not expected to be representative of the following quarters or the full year. Levitt Commercial has two flex warehouse projects currently in development that are expected to be completed at the end of 2005 or the first half of 2006, at which time additional revenues are expected to be generated.

      Cost of sales of real estate in Other Operations includes the expensing of interest previously capitalized in this business segment, which totaled $837,000 and $329,000 for the three months ended March 31, 2005 and 2004, respectively. Bluegreen’s reported net income for the three months ended March 31, 2005 was $6.5 million as compared to $4.7 million for the same period of 2004. Our ownership interest in Bluegreen’s earnings during the three month periods ended March 31, 2005 and 2004 was approximately $2.1 million in each period, net of purchase accounting adjustments. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $110,000 for the first quarter of 2005, whereas purchase accounting and other adjustments increased our interest in Bluegreen’s earnings by $294,000 for the first quarter of 2004.

      Selling, general and administrative and other expenses increased to $4.1 million during the three months ended March 31, 2005 as compared to $2.2 million during the three months ended March 31, 2004. This increase was primarily associated with increases in employee compensation and benefits (including commissions on flex warehouse deliveries), fees paid by the Company for administrative and other services provided pursuant to an agreement with BankAtlantic Bancorp, and audit and other expenses related to complying with the requirements of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2004, which were incurred in connection with the 2004 audit in the first quarter of 2005.

      Our real estate joint ventures incurred losses of $14,000 in the first quarter of 2005 as compared to earnings of $2.1 million in the first quarter of 2004. The earnings in the first quarter of 2004 were primarily related to the gain recognized by a joint venture on the sale of a rental apartment property in Vero Beach, Florida. As of March 31, 2005, the joint ventures in which this operating segment participates had essentially completed their operations and were winding down.

      Interest incurred in Other Operations was approximately $891,000 and $637,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in interest incurred was primarily associated with an increase in mortgage notes payable associated with Levitt Commercial’s development activities. Interest capitalized for this business segment totaled $891,000 and $637,000 for the three months ended March 31, 2005 and 2004, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.

Homebuilding & Real Estate Development (Continued)

      The increase in interest and other income was primarily attributable to the income generated by the rental of an office building in Fort Lauderdale, Florida which was acquired in October 2004, as well as an increase in interest income related to higher balances of interest-bearing deposits. ”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Consolidated Market Risk

      Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. While the primary market risk of BankAtlantic Bancorp is interest rate risk, BFC’s primary market risk is equity price risk.

Consolidated Equity Price Risk

      BFC and BankAtlantic Bancorp maintain a portfolio of equity securities that subject the Company to equity pricing risks which would arise as the relative values of our equity investments change as a consequence of market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of our available for sale equity securities at March 31, 2005 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available for sale
Percent	Equity
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$45,953	$7,659
10%	$42,123	$3,829
0%	$38,294	$—
-10%	$34,465	$(3,829)
-20%	$30,635	$(7,659)

      Excluded from the above table is $1.8 million of investments in other financial institutions held by BankAtlantic Bancorp and $5.0 million invested by BankAtlantic Bancorp in a limited partnership hedge fund specializing in bank equities, for which no current liquid market exists. Also excluded from the above table is $458,000 in investments in private companies held by BFC and a $10.0 million investment in Benihana held by BFC for which no current market is available. The ability to realize or liquidate these investments will depend on future market conditions and is subject to significant risk.

Ryan Beck Market Risk

      BankAtlantic Bancorp, through its broker/dealer subsidiary Ryan Beck, is exposed to market risk arising from trading and market making activities. Ryan Beck’s market risk is the potential change in value of financial instruments caused by fluctuations in interest rates, equity prices, credit spreads and other market forces. Ryan Beck’s management monitors risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk (“VaR”), is the principal statistical method used and measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. Substantially all the trading inventory is subject to measurement using VaR.

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

      The following table sets forth the high, low and average VaR for Ryan Beck for the three months ended March 31, 2005 (in thousands):

	High	Low	Average
VaR	$359	$55	$193
Aggregate Long Value	123,209	67,388	94,685
Aggregate Short Value	$187,412	$36,440	$69,471

      The following table sets forth the high, low and average VaR for Ryan Beck for the year ended December 31, 2004 (in thousands):

	High	Low	Average
VaR	$1,747	$11	$336
Aggregate Long Value	112,494	43,431	72,787
Aggregate Short Value	$167,987	$23,851	$65,006

Consolidated Interest Rate Risk

      The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting BankAtlantic to significant interest rate risk in that their value fluctuates with changes in interest rates. BankAtlantic has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring its potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 2005 resulting from a change in interest rates. Interest rate sensitive instruments included in the model are:

•	Loans,

•	Debt securities available for sale,

•	Investment securities,

•	FHLB stock,

•	Federal funds sold,

•	Deposits,

•	Advances from FHLB,

•	Securities sold under agreements to repurchase,

•	Federal funds purchased,

•	Subordinated debentures,

•	Notes and bonds payable, and

•	Junior subordinated debentures,

      The model calculates the net potential gains and losses in net portfolio fair value by:

i.	Discounting anticipated cash flows from existing assets and liabilities at market rates to determine fair values at March 31, 2005 and December 31, 2004,

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

      Subordinated debentures and mortgage-backed bonds payable were valued for this purpose based on their contractual maturities or redemption date. BankAtlantic Bancorp’s interest rate risk policy has been approved by the Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management has maintained the portfolio within these established guidelines.

      Certain assumptions by BankAtlantic Bancorp in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:

•	Interest rates,

•	Loan prepayment rates,

•	Deposit runoff rates,

•	Non-maturing deposit servicing rates,

•	Market values of certain assets under various interest rate scenarios, and

•	Re-pricing of certain borrowings.

      The tables below measure changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down. It also assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that our assets and liabilities would perform as indicated in the tables below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated. Furthermore, the results of the calculations in the following table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which we may take in the future.

      Presented below is an analysis of BankAtlantic Bancorp’s interest rate risk at March 31, 2005 and December 31, 2004 calculated utilizing BankAtlantic Bancorp’s model (in thousands).

As of March 31, 2005
Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change
+200 bp	$896,729	$81,604
+100 bp	$884,664	$69,539
0	$815,125	$—
-100 bp	$682,632	$(132,493)
-200 bp	$489,550	$(325,575)

As of December 31, 2004
Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change
+200 bp	$813,332	$77,676
+100 bp	$803,501	$67,845
0	$735,656	$—
-100 bp	$596,126	$(139,530)
-200 bp	$406,938	$(328,718)

      Deposit decay assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Savings	16%	10%	10%	10%
Money market	83	15	15	15
NOW	7	6	6	6
Demand	14	6	6	6

      BankAtlantic Bancorp began utilizing a new interest rate risk model in January 2005, that should enable management of BankAtlantic Bancorp believes will enable it to evaluate the interest rate sensitivity of its interest earnings assets and interest bearing liabilities on a more specific asset and liability basis. As a consequence, the December 31, 2004 amounts are also provided utilizing the new model. The change in the December 31, 2004 amounts from those calculated under the prior model was primarily due to a change in deposit decay rates. The old model decay rates were based on industry averages, whereas the deposit decay rates utilized under the new model are based on BankAtlantic’s historical experience as calculated by a third party.

      BankAtlantic tax equivalent net interest margin improved to 3.88% in the first quarter of 2005 vs. 3.73% in the first quarter 2004, but down slightly from the 3.91% in the fourth quarter 2004. The decline from the 2004 fourth quarter tax equivalent net interest margin is attributable to acquisitions of securities and residential loans made late in the 2004 fourth quarter funded through short term borrowings. These investments which generally have lower yields than BankAtlantic’s existing portfolio, coupled with the increase in short-term interest rates since August 2004 have offset the favorable effects on BankAtlantic’s tax equivalent net interest margin from the payoff of higher rate FHLB advances, growth in BankAtlantic’s low cost deposits and higher yields on commercial, consumer, and small business loans. BankAtlantic believes that its tax equivalent net interest margin will improve during 2005. Although a shift in the slope of the yield curve could moderate further margin improvement.

      Levitt is also subject to interest rate risk on its long-term debt. At March 31, 2005, Levitt had $189.8 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $41.3 million in borrowings with fixed or initially-fixed rates. At March 31, 2005, included in the $189.8 million is approximately $7.6 million and $16.0 million in borrowings due to BankAtlantic and BankAtlantic Bancorp, respectively, which are eliminated in the Company’s consolidated financial statements. Consequently, for debt tied to an indexed rate, changes in interest rates may affect earnings and cash flows, but generally would not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not earnings or cash flow.

      Assuming the variable rate debt balance of $189.8 million outstanding at March 31, 2005 (which does not include the Debentures, which are initially fixed-rate obligations) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by Levitt by approximately $1.9 million per year.

Item 4. Controls and Procedure

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our principal executive officer and principal financial officer. Based on the results of this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Control over Financial Reporting

      In addition, we reviewed our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: May 9, 2005	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 9, 2005	By:	/s/ Glen R. Gilbert
Glen R. Gilbert, Executive Vice President,
and Chief Financial Officer