Form 10-K/A
period 2004-12-31
BFC FINANCIAL CORP
filed 2005-08-04
CIK 315858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
(Amendment No. 1)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
333-72213
BFC Financial Corporation
(Exact name of registrant as specified in its Charter)

Florida	59-2022148
(State of Organization)	(IRS Employer Identification Number)

2200 West Cypress Creek Road Ft. Lauderdale, Florida (Address of Principal Executive Office)	33309 (Zip Code)
Registrant’s telephone number, including area code
(954) 940-4900
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)

Class A Common Stock $.01 par Value	NASDAQ National Market
Class B Common Stock $.01 par Value	None
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
Class B Common Stock of $.01 par value, 4,278,956 shares outstanding.
      Documents Incorporated by Reference in Part IV of this Form 10-K:
      Portions of Registrant’s Definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders is incorporated in Part III of this

EXPLANATORY NOTE
      BFC Financial Corporation (the “Company”) is filing this report on Form 10-K/ A as Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005 (the “Original Report”) for the purpose of amending Item 8 — Financial Statements and Supplementary Data to include the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP (the “EY Report”). The EY Report relates to the audit of Bluegreen Corporation, a company in which a subsidiary of the Company owns an approximate 31% equity interest. The EY Report was not included in the Original Report.
      Except for the correction described above, the Company has not modified or updated disclosures presented in the Original Report. Accordingly, this Form 10-K/ A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosure made at the time the Original Report was filed. This Form 10-K/ A should be read in conjunction with the Original Report and the filings made with the SEC subsequent to the filing of the Original Report, including any amendments to any such filings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BFC FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP	1-2

Report of Independent Registered Certified Public Accounting Firm of Ernst & Young LLP	3

Report of Independent Registered Public Accounting Firm of KPMG LLP	4

Financial Statements:

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003	5

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2004	6-7

Consolidated Statements of Comprehensive Income for each of the years in the three year period ended December 31, 2004	8

Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2004	9

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2004	10-13

Notes to Consolidated Financial Statements	14

i

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
Internal control over financial reporting
      Also, in our opinion, based on our audit, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, based on our audit, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of BFC Financial Corporation’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to comply with the reporting requirements of

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM — (Continued)
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
PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Bluegreen Corporation
      We have audited the consolidated balance sheets of Bluegreen Corporation (the Company) as of December 31, 2003 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the nine-month period ended December 31, 2002 and each of the two years in the period ended December 31, 2004 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2003 and December 31, 2004, and the consolidated results of its operations and its cash flows for the nine months ended December 31, 2002 and each of the years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, in the nine months ended December 31, 2002, the Company changed its method of accounting for the cost associated with generating vacation ownership tours.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bluegreen Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Certified Public Accountants

March 15, 2005
Miami, Florida

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
KPMG LLP
Fort Lauderdale, Florida
February 3, 2003, except as to note 25, which is as of February 11, 2005

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2004	2003

	(In thousands,
	except share data)
ASSETS
Cash and due from depository institutions	$208,627	$143,542
Federal funds sold and securities purchased under resell agreements	16,093	—
Securities owned (at fair value)	125,443	124,565
Securities available for sale (at fair value)	749,001	360,442
Investment securities and tax certificates (approximate fair value: $317,416 and $192,706)	317,891	192,706
Federal Home Loan Bank stock, at cost which approximates fair value	78,619	40,325
Loans receivable, net of allowance for loan losses of $47,082 and $46,667	4,561,073	3,611,612
Accrued interest receivable	35,995	27,912
Properties and equipment, net	160,997	98,340
Real estate held for development and sale	444,631	280,708
Investments in and advances to unconsolidated subsidiaries	89,090	106,048
Goodwill	77,981	76,674
Core deposit intangible asset	10,270	11,985
Due from clearing agent	16,619	—
Other assets	62,517	61,376

Total assets	$6,954,847	$5,136,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$2,566,804	$2,413,106
Non-interest bearing deposits	890,398	645,036

Total deposits	3,457,202	3,058,142
Customer deposits on real estate held for sale	43,022	52,134
Advances from FHLB	1,544,497	782,205
Securities sold under agreements to repurchase	257,002	120,874
Federal funds purchased	105,000	—
Subordinated debentures, notes and bonds payable	278,605	164,100
Junior subordinated debentures	263,266	263,266
Securities sold not yet purchased	39,462	37,813
Due to clearing agent	—	8,583
Deferred tax liabilities, net	8,455	2,895
Other liabilities	220,433	140,614

Total liabilities	6,216,944	4,630,626

Minority interest	612,652	419,934

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2004 and none in 2003	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 23,861,542 in 2004 and 17,989,194 in 2003	217	163
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 4,279,656 in 2004 and 2,534,426 in 2003	41	23
Additional paid-in capital	50,962	24,654
Retained earnings	73,089	59,305

Total shareholders’ equity before accumulated other comprehensive income	124,309	84,145
Accumulated other comprehensive income	942	1,530

Total shareholders’ equity	125,251	85,675

Total liabilities and shareholders’ equity	$6,954,847	$5,136,235

See accompanying notes to consolidated financial statements.

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues
Financial Services:
Interest and dividend income	$258,181	$260,621	$303,087
Investment banking	227,669	207,788	130,738
Other income, net	115,728	73,501	58,519

	601,578	541,910	492,344

Homebuilding and Real Estate Development:
Sales of real estate	549,652	283,058	207,808
Interest and dividend income	1,108	863	1,259
Other income	8,078	4,765	3,014

	558,838	288,686	212,081

Other Operations:
Interest and dividend income	659	390	354
Other income, net	5,526	1,318	982

	6,185	1,708	1,336

	1,166,601	832,304	705,761

Costs and Expenses
Financial Services:
Interest expense, net of interest capitalized	87,471	111,989	150,336
(Recovery) provision for loan losses	(5,109)	(547)	14,077
Employee compensation and benefits	255,064	226,940	166,979
Occupancy and equipment	48,146	40,036	39,196
Advertising and promotion	21,036	12,724	10,447
Amortization of intangible assets	1,715	1,772	1,360
Impairment of securities	—	—	18,801
Cost associated with debt redemption	11,741	12,543	3,125
Acquisition related charges and impairments	—	—	4,925
Other expenses	74,351	74,857	57,935

	494,415	480,314	467,181

Homebuilding and Real Estate Development:
Cost of sales of real estate	403,900	209,431	159,675
Interest expense, net of interest capitalized	259	233	389
Employee compensation and benefits	35,321	19,845	13,983
Selling, general and administrative expenses	34,797	21,968	16,083
Other expenses	7,341	1,692	1,532

	481,618	253,169	191,662

Other Operations:
Interest expense	1,171	1,163	1,153
Employee compensation and benefits	3,865	2,553	2,332
Impairment of securities	363	3,071	1,583
Other expenses	2,551	1,022	876

	7,950	7,809	5,944

	983,983	741,292	664,787

Income before income taxes and equity in earnings from unconsolidated subsidiaries	182,618	91,012	40,974
Equity in earnings from unconsolidated subsidiaries	19,603	10,126	9,327

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Income before income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	202,221	101,138	50,301
Provision for income taxes	83,997	44,166	17,993
Minority interest in income of consolidated subsidiaries	103,994	51,093	38,294

Income from continuing operations	14,230	5,879	(5,986)
Discontinued operations, less income tax (benefit) provision of $(517) in 2003 and $303 in 2002	—	1,143	2,536
Extraordinary items, less income taxes of $2,771	—	—	23,749
Cumulative effect of a change in accounting principle, less income tax (benefit) provision of $(1,246) in 2002	—	—	(15,107)

Net income	14,230	7,022	5,192
5% Preferred Stock dividends	392	—	—

Net income available to common shareholders	$13,838	$7,022	$5,192

Earnings per share:
Basic earnings (loss) per share before discontinued operations, extraordinary items and cumulative effect of
a change in accounting principle	$0.57	$0.26	$(0.27)
Basic earnings per share from discontinued operations	—	0.05	0.11
Basic earnings per share from extraordinary items	—	—	1.06
Basic loss per share from cumulative effect of a change in accounting principle	—	—	(0.67)

Basic earnings per share	$0.57	$0.31	$0.23

Diluted earnings (loss) per share before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	$0.47	$0.21	$(0.28)
Diluted earnings per share from discontinued operations	—	0.04	0.11
Diluted earnings per share from extraordinary items	—	—	1.04
Diluted loss per share from cumulative effect of a change in accounting principle	—	—	(0.66)

Diluted earnings per share	$0.47	$0.25	$0.21

Basic weighted average number of common shares outstanding	24,183	22,818	22,454
Diluted weighted average number of common and common equivalent shares outstanding	27,806	26,031	22,454
See accompanying notes to consolidated financial statements.

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net income	$14,230	$7,022	$5,192

Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on securities available for sale, net of income tax provision (benefit) $281 in 2004, $ in $(620) in 2003 and $153 in 2002	448	(988)	244
Minimum pension liability net of income tax provision (benefit) $(416) in 2004, $639 in 2003 and $(650) in 2002	(662)	1,018	(1,035)
Unrealized gain (loss) associated with investment in unconsolidated real estate subsidiary, net of income tax provision (benefit) $(17) in 2004, $79 in 2003 and $(39) in 2002	(42)	121	(62)
Accumulated gains associated with cash flow hedges, net of income tax $198 in 2003 and $(80) in 2002	—	315	(127)
Reclassification adjustment for cash flow hedges	—	70	(74)
Reclassification adjustment for net gain included in net income	(332)	126	(770)

	(588)	662	(1,824)

Comprehensive income	$13,642	$7,684	$3,368

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the years in the three year period ended December 31, 2004

					Accumulated
					Other
	Class A	Class B	Additional		Comprehensive
	Common	Common	Paid-In	Retained	Income
	Stock	Stock	Capital	Earnings	(Loss)	Total

	(In thousands)
Balance, December 31, 2001	$58	$21	$24,206	$47,195	$2,692	$74,172
Net income	—	—	—	5,192	—	5,192
Other comprehensive loss, net of tax	—	—	—	—	(1,824)	(1,824)
Net effect of Bancorp capital transactions, net of income taxes	—	—	(15)	—	—	(15)
Retirement of Class B common stock	—	(1)	(318)	—	—	(319)
Issuance of Class B common stock	—	1	144	—	—	145
Tax effect relating to the exercise of stock options	—	—	60	—	—	60

Balance, December 31, 2002	$58	$21	$24,077	$52,387	$868	$77,411
Net income	—	—	—	7,022	—	7,022
Other comprehensive income	—	—	—	—	662	662
Net effect of subsidiaries capital transactions, net of income taxes	—	—	(252)	—	—	(252)
Common stock splits	104	—	—	(104)	—	—
Issuance of common stock	1	2	279	—	—	282
Tax effect relating to the exercise of stock options	—	—	550	—	—	550

Balance, December 31, 2003	$163	$23	$24,654	$59,305	$1,530	$85,675
Net income	—	—	—	14,230	—	14,230
Other comprehensive loss, net of tax	—	—	—	—	(588)	(588)
Net effect of subsidiaries’ capital transactions, net of income taxes	—	—	5,812	—	—	5,812
Retirement of Common Stock	—	(6)	(7,276)	—	—	(7,282)
Issuance of Common Stock	—	24	1,767	—	—	1,791
Issuance of 5% Preferred Stock	—	—	14,988	—	—	14,988
Cash dividends on 5% Preferred Stock	—	—	—	(392)	—	(392)
Common stock split	54	—	—	(54)	—	—
Tax effect relating to the exercise of stock options	—	—	11,017	—	—	11,017

Balance, December 31, 2004	$217	$41	$50,962	$73,089	$942	$125,251

See accompanying notes to consolidated financial statements.

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Income from continuing operations	$14,230	$5,879	$(5,986)
Income from discontinued operations, net of tax	—	1,143	2,536
Income from extraordinary item, net of tax	—	—	23,749
Cumulative effect of a change in accounting principle, net of tax	—	—	(15,107)
Adjustment to reconcile net income to net cash provided by operating activities:
Minority interest in income of consolidated subsidiaries	103,994	51,093	38,294
Provision for loan losses, real estate owned and tax certificates	(5,105)	1,465	17,019
Depreciation, amortization and accretion, net	17,577	19,167	11,128
Amortization of intangible assets	1,715	1,772	1,360
Securities activities, net	(7,198)	1,110	(8,578)
Gains on sale of REO	(694)	(1,984)	(117)
Gain on Gruntal transaction	—	—	(26,520)
Equity in earnings from unconsolidated subsidiaries	(19,603)	(10,126)	(9,327)
Restructuring charges and impairment write-downs, net	—	257	4,852
Impairment of goodwill	—	—	16,353
Impairment of securities	362	3,071	20,384
Litigation settlements	(23,987)	—	—
Cost associated with debt redemption	11,741	12,543	3,125
Issuance of forgivable notes receivable to Ryan Beck employees	(8,079)	(6,260)	(10,463)
Originations and repayment of loans held for sale, net	(162,410)	(32,305)	(24,091)
Proceeds from sales of loans held for sale	170,709	44,617	41,602
(Decrease) increase in securities owned activities, net	(878)	(43,194)	33,751
Increase in real estate inventory	(142,511)	(52,642)	(57,131)
(Increase) decrease in accrued interest receivable	(8,093)	6,124	2,557
Decrease (increase) in deferred tax liabilities, net	17,894	13,073	(1,954)
(Increase) decrease in other assets	(2,085)	(7,651)	(849)
Increase (decrease) in other liabilities	47,525	78,397	(25,399)
(Decrease) increase in due to clearing agent	(25,202)	10,353	(32,876)
Increase (decrease) in securities sold but not yet purchased	1,649	3,591	(1,629)

Net cash (used in) provided by operating activities	$(18,449)	$99,493	$(3,317)

Investing activities:
Purchase of investment securities and tax certificates	(319,256)	(205,209)	(238,700)
Proceeds from redemption and maturity of investment securities and tax certificates	220,414	205,677	239,176
Purchase of securities available for sale	(677,050)	(279,127)	(356,795)
Proceeds from sales and maturities of securities available for sale	308,529	631,350	772,339
Net purchases and (originations) repayments of loans and leases	(928,493)	(235,735)	(23,776)
Proceeds from sales of real estate owned	3,821	10,807	6,015

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Purchase of properties and net additions to office properties and equipment	(75,759)	(16,104)	(23,676)
Proceeds from sales of properties and equipment	—	—	1,986
Proceeds from sales of bank facilities real estate held for sale	852	—	6,012
(Investments) and repayments from unconsolidated subsidiaries, net	10,442	1,044	(49,902)
(Purchases) redemptions of FHLB stock, net	(38,294)	24,618	(452)
Net cash proceeds from the sale of Ryan Beck’s subsidiaries	—	9,955	—
Acquisitions, net of cash acquired	(6,109)	—	(52,783)

Net cash (used in) provided by investing activities	$(1,500,903)	$147,276	$279,444

Financing activities:
Net increase in deposits	$399,060	$137,587	$47,858
Reduction in deposits from sale of in-store branches, net	—	—	(42,597)
Proceeds from FHLB advances	1,220,000	275,000	227,499
Repayments of FHLB advances	(469,323)	(799,991)	(172,736)
Net increase (decrease) in federal funds purchased	105,000	—	(61,000)
Proceeds from notes and bonds payable	325,401	134,016	158,831
Issuance of trust preferred securities	—	—	180,375
Issuance of junior subordinated debentures	—	77,320	—
Repayment of notes and bonds payable	(227,621)	(112,563)	(95,772)
Retirement of subordinated notes and debentures	—	(70,855)	(21,716)
Retirement of trust preferred securities	—	—	(74,750)
Net increase (decrease) in securities sold under agreements to repurchase	133,119	4,767	(289,791)
Change in minority interest	—	—	(61)
Issuance of 5% Preferred Stock, net of issuance cost	14,988	—	—
5% Preferred Stock dividends paid	(392)	—	—
Issuance of BFC common stock upon exercise of stock options	1,791	282	205
Retirement of BFC Class B common stock accepted as consideration for the minimum withholding tax upon the exercise of stock options	(7,282)	—	(319)
Issuance of Levitt Corporation common stock, net of issuance cost	114,769	—	—
Levitt common stock dividends paid to non-BFC shareholders	(661)	—	—
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(6,331)	(5,839)	(5,411)
Venture Partnerships distribution paid to non-BFC partners	(1,376)	—	—
Issuance of BankAtlantic Bancorp common stock	2,334	4,472	1,296

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Retirement of BankAtlantic Bancorp Class A common stock accepted as consideration for the minimum withholding tax upon the exercise of stock options	(2,946)	—	—

Net cash provided by (used in) financing activities	1,600,530	(355,804)	(148,089)

Increase (decrease) in cash and cash equivalents	81,178	(109,035)	128,038
Cash and cash equivalents at the beginning of period	143,542	252,577	124,539

Cash and cash equivalents at end of period	$224,720	$143,542	$252,577

Cash paid for:
Interest paid on borrowings and deposits, net of capitalized interest	$89,193	$121,384	$160,069
Income taxes paid	56,044	31,115	36,790
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to REO	1,401	2,450	13,067
Net loan recoveries (charge-offs)	5,524	(1,146)	(19,784)
Tax certificate net charge-offs	(427)	(203)	(1,123)
Decrease in minority interest resulting from the retirement of BankAtlantic Bancorp Class A common stock obtained from litigation settlement	6,058	—	—
BankAtlantic Bancorp decreases in current income taxes payable from the tax effect of fair value of employee stock options	6,610	2,264	440
Securities purchased pending settlement	25,546	—	—
Increase (decrease) in accumulated other comprehensive income, net of taxes	(588)	662	(1,824)
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	5,812	(252)	(15)
Increase in shareholders’ equity for the tax effect related to the exercise of employee stock options	11,017	550	60
Fair value of assets acquired from acquisition of Bowden Building Corporation	26,463	—	—
Fair value of liabilities assumed from acquisition of Bowden Building Corporation	20,354	—	—
Note receivable issued in connection with the GMS sale	—	13,681	—
Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	409	—	—
Adjustment to goodwill related to the allowance for loan losses	—	734	9,144
Securities held to maturity transferred to available for sale	—	14,505	—
Transfer of fixed assets to real estate held for sale	—	1,000	—
Increase in investments in unconsolidated subsidiaries related to deconsolidation of trusts formed to issue trust preferred securities	—	7,910	—
Increase in junior subordinated debentures related to trust deconsolidation	—	7,910	—

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Transfer of guaranteed preferred beneficial interest in BankAtlantic Bancorp’s junior subordinated debentures to junior subordinated debentures	—	180,375	—
Change in minority interest resulting from issuance of BankAtlantic Bancorp Class A common stock upon conversion of subordinated debentures	—	211	25
Issuance of notes payable under the Ryan Beck deferred compensation plan	—	—	3,675
Decrease in minority interest resulting from the distribution of securities investment	—	—	(8,655)
See accompanying notes to consolidated financial statements.

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
      Basis of Financial Statement Presentation — BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company with investments in companies engaged in retail and commercial banking, full service investment banking and brokerage, homebuilding, master planned community development and time share and vacation ownership. The Company also holds interests in an Asian themed restaurant chain and various real estate and venture capital investments. The Company’s principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). Through its control of BankAtlantic Bancorp, BFC has indirect controlling interests in BankAtlantic and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”). Through its control of Levitt, BFC has indirect controlling interests in Levitt and Sons, LLC (“Levitt and Sons”) and Core Communities, LLC (“Core Communities”) and an indirect non-controlling interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling minority investment in Benihana, Inc. (“Benihana”). As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      BFC’s ownership in BankAtlantic Bancorp and Levitt is as follows:

	Shares	Percent of	Percent
	Owned	Ownership	of Vote

BankAtlantic Bancorp
Class A Common Stock	8,329,236	15.09%	8.00%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.98%	55.00%
Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.62%	52.91%
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Allowance for Tax Certificate Losses — The allowance represents management’s estimate of incurred losses in the portfolio that are probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 24 to 60 months delinquent, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued. The provision to record the allowance is included in other expenses.
      Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.
      Loans Held for Sale — Such loans are reported at the lower of aggregate cost or estimated fair value based on current market prices for similar loans. Loan origination fees and related direct loan origination costs

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on originated loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold and included in gains and losses upon sale.
      Allowance for Loan Losses — The allowance for loan losses reflects management’s estimate of probable incurred credit losses in the loan portfolios. Loans are charged off against the allowance when management believes the uncollectibility of the loan balance is confirmed. Recoveries are credited to the allowance.
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Investment Banking Activities — Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Ryan Beck acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger and acquisition and financial restructuring advisory services. Investment banking management fees are recorded as earned, provided no contingency of payment exists. Sales concessions are recorded on trade date, and underwriting fees are recorded at the time the underwriting is completed and the income is reasonably determined.
      Securities Transactions — Proprietary securities transactions in regular-way trades are recorded on a trade date basis. Profit and loss arising from all securities transactions entered into for the account and risk of Ryan Beck are recorded on a trade date basis. Customers’ securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition
      Securities Owned and Securities Sold, But Not Yet Purchased — Securities owned and securities sold, but not yet purchased are associated with proprietary securities transactions entered into by Ryan Beck and are accounted for at fair value with changes in the fair value included in earnings. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, management’s estimates of amounts to be realized on settlement or management valuation model associated with securities that are not readily marketable.
      Real Estate Held for Development and Sale — This includes land, land development costs, interest and other construction costs associated with Levitt’s real estate inventory, BankAtlantic Bancorp’s investment in a real estate variable interest entity and BFC’s real estate property, an outlet center in North Carolina. Real estate inventory is stated at the accumulated cost or when circumstances indicate that the inventory is impaired at estimated fair value. The estimated fair value of real estate is evaluated based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Investments in Unconsolidated Subsidiaries — The Company follows the equity method of accounting to record its interests in subsidiaries in which it does not own the majority of the voting stock. Effective January 1, 2003, the Company implemented FIN No. 46, which required the Company to use the equity method to account for its investments in variable interest entities in which it is not the primary beneficiary. As a result of the adoption of this standard in 2003, the Company began accounting for its interest in statutory business trusts (utilized in the issuance of trust preferred securities) under the equity method. Under this method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings or losses. Distributions received reduce the carrying amount of the investment.
      Goodwill and Other Intangible Assets — The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. As of the adoption date, the Company no longer amortizes goodwill over its useful life. Instead, goodwill is tested for impairment annually at the reporting unit level, by comparing the fair value of the reporting unit to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill.
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
      Properties and Equipment — Properties and equipment consists primarily of office premises, office furniture and fixtures, computer equipment and water treatment and irrigation facilities. Land is carried at cost. Office properties, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which generally range up to 40 years for buildings and 3-10 years for equipment. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.
      Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred, and gains or losses on disposal of assets are reflected in current operations.
      Impairment of Long Lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for impairment, the Company compares the expected future cash flows (undiscounted and without interest charges) to the carrying amount of the asset and records an impairment loss if the carrying amount exceeds the expected future cash flows.
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
      Income Taxes — BFC and its wholly owned subsidiaries file a consolidated U.S. federal income tax return. Subsidiaries in which the Company owns less than 80% of the outstanding common stock, including BankAtlantic Bancorp and Levitt, are not included in the Company’s consolidated U.S. federal income tax return. The Company and its subsidiaries file separate state income tax returns for each state jurisdiction.
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004 and 2003 the Company’s derivatives consisted of commitments to sell residential mortgage loans which were accounted for at fair value.
      Minority Interest — Minority interest reflects third parties’ ownership interest in entities that are less than 100% owned by the Company.
      Earnings Per Common Share — Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method. The diluted earnings per share computations take into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary’s common stock. The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding, when dilutive. For all periods, the shares of the Company issued in connection with a 1984 acquisition are considered outstanding after elimination of the Company’s percentage ownership of the entity that received the shares issued in that acquisition.
      Brokered Deposits — Brokered deposits are accounted for at historical cost and discounts or premiums, if any, are amortized or accreted using the interest method over the term of the brokered deposit.
      Stock-Based Compensation Plans — During the year ended December 31, 2004, the Company maintained both qualifying and non-qualifying stock-based compensation plans for its employees and directors. These are described more fully in Note 13. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employee” and related Interpretations. No compensation is recognized in connection with option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant. The tax benefit recognized upon the exercise of certain options is recorded as a component of additional paid-in-capital.

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	For the Years Ended
	December 31,

	2004	2003	2002

	(In thousands, except
	per share data)
Pro forma net income
Net income available to common shareholders, as reported	$13,838	$7,022	$5,192
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and minority interest	38	52	55
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(897)	(639)	(477)

Pro forma net income	$12,979	$6,435	$4,770

Earnings per share:
Basic as reported	$0.57	$0.31	$0.23

Basic pro forma	$0.54	$0.28	$0.21

Diluted as reported	$0.47	$0.25	$0.21

Diluted pro forma	$0.44	$0.23	$0.19

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense resulting from currently unvested options would be approximately $1.9 million to be recorded over the remaining vesting period.
      In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions — an amendment of FASB Statements No. 66 and 67.) This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Bluegreen has indicated in its periodic reports filed with the SEC that this pronouncement is not expected to have a material effect on Bluegreen’s financial statements. Accordingly, management does not believe that this Statement will have a material effect on the Company’s consolidated financial statements.
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The components of earnings from discontinued operations were as follows (in thousands):

	For the Years Ended
	December 31,

	2003	2002

	(In thousands)
Revenues:
Interest income	$6,279	$5,424
Investment banking income	17,782	20,418
Other	1,375	1,706

	25,436	27,548

Expenses:
Interest expense	1,039	1,237
Employee compensation and benefits	17,377	17,986
Other	6,394	5,486

	24,810	24,709

Income before income taxes	626	2,839
(Benefit) provision for income taxes	(517)	303

Income from discontinued operations, net of tax	$1,143	$2,536

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively (in thousands):

	Community	Gruntal		Total

Cash and interest-earning deposits	$124,977	$886		$125,863
Securities available for sale	79,768	—		79,768
Securities owned	—	151,909		151,909
Loans receivable, net	623,469	—		623,469
FHLB stock	8,063	—		8,063
Investments and advances in unconsolidated subsidiaries	16,122	—		16,122
Goodwill	55,068	—		55,068
Core deposit intangible asset	15,117	—		15,117
Other assets	46,620	12,597		59,217

Fair value of assets acquired	969,204	165,392		1,134,596

Deposits	639,111	—		639,111
FHLB advances	138,981	—		138,981
Other borrowings	14,291	3,427		17,718
Securities sold, but not yet purchased	—	1,201		1,201
Due to clearing agent	—	101,705		101,705
Other liabilities	6,022	27,463	(1)	33,485

Fair value of liabilities assumed	798,405	133,796		932,201
Fair value of net assets acquired over cost	—	(23,749	)(2)	(23,749)

Purchase price	170,799	7,847		178,646
Cash acquired	(124,977)	(886)		(125,863)

Purchase price net of cash acquired	$45,822	$6,961		$52,783

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Included in Gruntal’s other liabilities were a $21 million deferred compensation plan obligation, of which $18.3 million was vested. Also included in other liabilities was $675,000 of termination costs for contract obligations related to leased equipment and $654,000 of contract termination obligations associated with closing certain Gruntal branches.

(2)	The Company recognized an extraordinary gain of $23.7 million, net of income taxes of $2.8 million, and reduced the carrying amount of non-financial assets by $11.2 million as a result of the fair value of the assets acquired exceeding the cost of the Gruntal transaction. BankAtlantic Bancorp did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquired because BankAtlantic Bancorp acquired the GMS membership interest rather than the net assets.
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

	2002

	Historical	Pro Forma

	(In thousands, except per
	share data)
Interest income	$304,700	$320,654
Interest expense	151,878	158,598
Provision for loan losses	14,077	16,121
Loss from continuing operations	$(5,986)	$(6,498)

Basic loss per share from continuing operations	$(0.27)	$(0.29)

Diluted loss per share from continuing operations	$(0.28)	$(0.30)

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Available for Sale Securities, Investment Securities, Tax Certificates and Short-Term Investments
      The following tables summarize available-for-sale securities, investment securities and tax certificates (in thousands):

	Available for Sale December 31, 2004				Available for Sale December 31, 2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value	Cost	Appreciation	Depreciation	Fair Value

Mortgage-Backed Securities:
Mortgage-backed securities	$401,566	$3,848	$1,587	$403,827	$315,520	$6,262	$529	$321,253
Real estate mortgage investment conduits	96,938	188	436	96,690	17,378	120	—	17,498

Total mortgage-backed securities	498,504	4,036	2,023	500,517	332,898	6,382	529	338,751

Investment Securities:
Tax-exempt securities	219,322	2,062	1,030	220,354	—	—	—	—
Other bonds	585	—	—	585	585	—	—	585
Equity securities	23,141	4,404	—	27,545	16,635	4,471	—	21,106

Total investment securities	243,048	6,466	1,030	248,484	17,220	4,471	—	21,691

Total	$741,552	$10,502	$3,053	$749,001	$350,118	$10,853	$529	$360,442

	Investment Securities and Tax Certificates

	December 31, 2004				December 31, 2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value	Cost	Appreciation	Depreciation	Fair Value

Tax certificates(1) —
Net of allowance of $3,297	$166,731	$—	$—	$166,731	$—	$—	$—	$—
Net of allowance of $2,870	—	—	—	—	190,906	—	—	190,906
Tax-exempt securities	133,562	302	777	133,087	—	—	—	—
Limited partnership(2)	5,000	345	—	5,345	—	—	—	—
Investment securities(3)	12,253	—	—	12,253	1,800	—	—	1,800

	$317,546	$647	$777	$317,416	$192,706	$—	$—	$192,706

(1)	Management considers estimated fair value equivalent to book value for tax certificates since these securities have no readily traded market and are deemed to approximate fair value.

(2)	The limited partnership invests in companies in the financial service industry and is recorded at fair value in Investment Securities and Tax Certificates.

(3)	Investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value. Also included in investment securities is BFC’s investment in Benihana of $10.0 million as discussed in Note 4.

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the gross unrealized losses and fair value of the Company’s available for sale securities and investment securities with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for sale securities:
Mortgage-backed securities	$91,091	$(1,256)	$52,253	$(331)	$143,344	$(1,587)
Real estate mortgage investment conduits	71,705	(436)	—	—	71,705	(436)
Tax exempt securities	71,523	(1,030)	—	—	71,523	(1,030)

Total available for sale securities	234,319	(2,722)	52,253	(331)	286,572	(3,053)

Investment securities
Tax exempt securities	78,585	(777)	—	—	78,585	(777)

Total	$312,904	$(3,499)	$52,253	$(331)	$365,157	$(3,830)

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
      The scheduled maturities of debt securities and tax certificates were (in thousands):

	Debt Securities		Tax Certificates and
	Available for Sale		Investment Securities

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

December 31, 2004(1)(2)
Due within one year	$4,419	$4,398	$118,725	$118,725
Due after one year, but within five years	6,285	6,226	48,006	48,006
Due after five years, but within ten years	86,136	86,051	—	—
Due after ten years(3)	621,571	624,781	133,562	133,087

Total	$718,411	$721,456	$300,293	$299,818

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(3)	Amounts include $294 million of callable tax exempt securities with call dates ranging from 2008 to 2015.
      Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended
	December 31

	2004	2003	2002

Balance, beginning of period	$2,870	$1,873	$1,521

Charge-offs	(491)	(869)	(1,783)
Recoveries	918	666	660

Net recoveries (charge-offs)	427	(203)	(1,123)

Provision charged to operations	—	1,200	1,475

Balance, end of period	$3,297	$2,870	$1,873

      The components of gains and losses on sales of securities included in other income were (in thousands):

	For the Years Ended
	December 31,

	2004	2003	2002

Gross gains on securities activities	$7,162	$900	$8,711
Gross losses on securities activities	—	(1,961)	(67)
Realized gain on future contract	36	—	—
Realized loss on future contract	—	(49)	(66)

Net (losses) gains on securities activities	$7,198	$(1,110)	$8,578

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
      In October 1999, BankAtlantic Bancorp made a $15 million investment in 3,033,386 shares of a privately held technology company’s common stock for cash and 848,364 shares of BankAtlantic Bancorp’s Class A common stock. A limited partnership in which BFC has an approximately 57% controlling interest invested $2 million for 219,300 shares of the technology company’s common stock, at a price per share of $9.12 in October 2000. At December 31, 2001, the carrying value of this investment by the limited partnership was written down to $4.95 per share and in 2002, based on performance of the technology company, the investment in the technology company was written off entirely by the limited partnership and BankAtlantic Bancorp. The Company also recognized an impairment charge of $362,000, $3.1 million and $4.3 million during the year ended December 31, 2004, 2003 and 2002, respectively, on other equity securities resulting from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities. Approximately $3.8 million of the impairment charge in 2002 relates to BankAtlantic Bancorp impairment charge in its equity securities.
      In March 2004, the Company recorded a $24 million litigation gain pursuant to a settlement between the Company and its affiliates and the technology company. In accordance with the terms of the settlement,

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Securities sold, but not yet purchased are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance-sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.
      The following table provides information on securities purchased under resell agreements (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Ending Balance	$—	$—	$30,145
Maximum outstanding at any month end within period	$—	$160,000	$30,145
Average amount invested during period	$—	$31,589	$4,558
Average yield during period	—	0.60%	0.73
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Loans Receivable
      The loan portfolio consisted of the following components (in thousands):

	December 31,

	2004	2003

Real estate loans:
Residential	$2,065,658	$1,343,657
Construction and development	1,454,048	1,322,268
Commercial	1,082,294	1,071,787
Small business	123,740	107,835
Other loans:
Home equity	457,058	333,655
Commercial business	91,505	91,724
Small business — non-mortgage	66,679	51,898
Consumer loans	14,540	17,892
Deposit overdrafts	3,894	4,036
Residential loans held for sale	4,646	2,254
Other loans	3,364	4,175
Discontinued loans products(1)	8,285	35,544

Total gross loans	5,375,711	4,386,725

Adjustments:
Undisbursed portion of loans in process	(767,804)	(728,100)
Premiums related to purchased loans	6,609	6,898
Deferred fees	(5,812)	(6,655)
Deferred profit on commercial real estate loans	(549)	(589)
Allowance for loan and lease losses	(47,082)	(46,667)

Loans receivable — net	$4,561,073	$3,611,612

(1)	Discontinued loan products consist of non-mortgage syndication loan, lease financings, indirect consumer loans and certain small business loans originated before 2002. These loan products were discontinued during prior periods.
      BankAtlantic’s loan portfolio had the following geographic concentration at December 31, 2004:

Florida	56%
California	12%
Northeast	8%
Other	24%

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      Loans contractually past due 90 days or more represent loans that have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Performing impaired loans are impaired loans which are still accruing interest. There were no commitments to lend additional funds on non-

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performing loans and BankAtlantic has $200,000 of commitments to lend additionally funds to potential problem loans at December 31, 2004.
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Depreciation expense was $13.2 million, $11.6 million and $11.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in furniture and equipment at December 31, 2004 and 2003 was $5.4 million and $4.7 million, respectively of unamortized software costs.

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Bluegreen’s condensed consolidated financial statements are presented below (in thousands):
Condensed Consolidated Balance Sheet

	December 31,

	2004	2003

	(In thousands)
Total assets	$634,809	$551,022

Total liabilities	363,933	359,494
Minority interest	6,009	4,648
Total shareholders’ equity	264,867	186,880

Total liabilities and shareholders’ equity	$634,809	$551,022

Condensed Consolidated Statements of Income

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	(In thousands)
Revenues	$601,623	$438,454	$271,973
Cost and expenses	538,282	393,129	247,302
Provision for income taxes	22,821	16,168	8,479
Minority interest	4,065	3,330	816

Income before cumulative effect of a change in accounting principle	36,455	25,827	15,376
Cumulative effect of change in accounting principle, net of income taxes	—	—	(5,929)
Minority interest in cumulative effect of change in accounting principle, net of income taxes	—	—	(350)

Net income	$36,455	$25,827	$9,797

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Condensed Combined Balance Sheets and Statements of Operations for the joint ventures accounted for using the equity method are as follows (unaudited):
Condensed Combined Balance Sheets

	December 31,

	2004	2003

	(In thousands)
Real estate assets	$1,785	$57,402
Other assets	1.686	5,931

Total assets	$3,471	$63,333

Mortgage notes payable to BankAtlantic	$—	$22,726
Mortgage notes payable non-affiliates	—	25,628
Other liabilities	1,055	6,879

Total liabilities	1,055	55,233

Partners’ capital	2,416	8,100

Total liabilities and partners’ capital	$3,471	$63,333

Condensed Combined Statements of Operations

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues	$54,738	$18,893	$43,924
Cost and expenses	42,666	18,332	41,963

Net income	$12,072	$561	$1,961

      For the years ended December 31, 2004, 2003 and 2002, interest paid to BankAtlantic by Levitt’s joint ventures was approximately $84,000, $1.6 million and $2.2 million, respectively.
      The Condensed Combined Statements of Financial Condition and Condensed Combined Statements of Operation for the BankAtlantic Bancorp statutory business trusts (in thousands):

	December 31,

Statement of Financial Condition	2004	2003

Junior subordinated debentures	$263,266	$263,266
Other assets	694	637

Total Assets	$263,960	$263,903

Trust preferred securities	$255,375	$255,375
Other liabilities	675	618

Total Liabilities	256,050	255,993
Common securities	7,910	7,910

Total Liabilities and Equity	$263,960	$263,903

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,

Statement of Operations	2004	2003	2002(1)

Interest income from subordinated debentures	$16,161	$14,534	$—
Revenue from the sale of real estate	—	—	7,942
Selling, general and administrative expenses	—	—	(6,775)
Interest expense	(15,676)	(14,109)	—

Net income	$485	$425	$1,167

(1)	The above Condensed Combined Statements of Operation for 2002 includes the operation of a joint venture that was consolidated in the Company’s financial statements as of January 1, 2003.

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In May 2004, BankAtlantic Bancorp’s stockholders approved the BankAtlantic Bancorp 2004 restricted stock incentive plan for the purpose of attracting and retaining the best available personnel for positions of substantial responsibility and to provide additional incentive to the employees of BankAtlantic Bancorp or its subsidiaries. The maximum aggregate number of shares which may be issued for restricted stock awards under the Plan is 250,000 shares. No shares have been granted under the Plan at December 31, 2004.

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

BankAtlantic Bancorp Stock Option Plans:

	Stock Option Plans

	Maximum	Shares	Class of	Vesting		Type of
	Term(3)	Authorized(6)	Stock	Requirements		Options(5)

1996 Stock Option Plan	10 years	2,246,094	A	5 Years	(1)	ISO, NQ
1998 Ryan Beck Option Plan	10 years	362,417	A		(4)	ISO, NQ
1998 Stock Option Plan	10 years	920,000	A	5 Years	(1)	ISO, NQ
1999 Non-qualifying Stock Option Plan	10 years	862,500	A		(2)	NQ
1999 Stock Option Plan	10 years	862,500	A		(2)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	1,704,148	A	Immediately		NQ
2001 Amended and Restated Stock Option Plan	10 years	3,918,891	A	5 Years	(1)	ISO, NQ

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Vesting is established by the BankAtlantic Bancorp Compensation Committee in connection with each grant of options. All directors’ stock options vest immediately.

(2)	Vesting is established by the BankAtlantic Bancorp Compensation Committee.

(3)	All outstanding options must be exercised no later than 10 years after their grant date.

(4)	Upon acquisition of Ryan Beck, BankAtlantic Bancorp assumed all options outstanding under Ryan Beck’s existing stock option plans at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the 1998 Ryan Beck option plan and the plan will terminate when the outstanding options are exercised or expire.

(5)	ISO — Incentive Stock Option; NQ — Non-qualifying Stock Option

(6)	During 2001 shares underlying options available for grant under all stock options plans except the 2001 stock option plan were canceled. BankAtlantic Bancorp’s shareholders increased the number of shares authorized under the 2001 stock option plan to 3,000,000 at the 2002 Annual Meeting and in January 2004, in connection with the Levitt spin-off, BankAtlantic Bancorp adjusted the shares authorized under the 2001 Amended and Restated Stock Option Plan to 3,918,891.
      In January 2004, BankAtlantic Bancorp’s Compensation Committee adjusted all outstanding options to acquire Class A common stock that were outstanding prior to the Levitt spin-off to reflect the change in intrinsic value of BankAtlantic Bancorp’s Class A common stock that resulted from the spin-off. The options were adjusted in accordance with FASB Interpretation No. 44 whereby the aggregate intrinsic value of the options immediately after the Levitt spin-off was adjusted to equal the aggregate intrinsic value of the options immediately before the Levitt spin-off and options were also adjusted so that the ratio of the exercise price per share to the market value per share remained unchanged. The option adjustment was accounted for as if the outstanding options prior to the Levitt spin-off were cancelled and new options were issued at the adjusted exercise price and number of shares. As a consequence of the above adjustments the outstanding options increased from 5,311,365 to 6,938,220 and the weighted average exercise price was reduced from $6.04 to $4.62. Prior period shares and exercise prices have been retroactively adjusted in the tables below to reflect the Levitt spin-off adjustment.

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The method used to calculate the fair value of the options granted was the Black-Scholes model with the following grant date fair values and assumptions:

		Weighted Average

	Number of			Risk Free		Expected
	Options	Grant Date	Exercise	Interest	Expected	Dividend
Year of Grant	Granted	Fair Value	Price	Rate	Volatility	Yield

2002	992,263	$4.25	$8.56	4.65%	47.00%	1.04%
2003	1,015,123	$3.66	$7.45	3.34%	50.00%	1.27%
2004	776,100	$8.42	$18.20	4.32%	41.00%	0.73%
      The employee turnover factor was 1.00% for officer incentive and non-qualifying stock options during the year ended December 31, 2004 and 2002, respectively. The employee turnover factor was 6.00% for incentive and non-qualifying stock options during the year ended December 31, 2003. The expected life for options issued during 2004, 2003 and 2002 was 7.0 years.

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about BankAtlantic Bancorp fixed stock options outstanding at December 31, 2004:

		Options Outstanding			Options Exercisable

			Weighted-	Weighted-	Number	Weighted-
		Number	Average	Average	Exercisable	Average
	Range of	Outstanding	Remaining	Exercise	at	Exercise
Class of Common Stock	Exercise Prices	at 12/31/04	Contractual Life	Price	12/31/04	Price

A	$1.73 to 1.91	620,358	0.3 years	$1.77	620,358	$1.77
A	$1.92 to 3.83	1,533,561	4.3 years	3.19	469,150	3.71
A	$3.84 to 6.70	1,347,449	3.4 years	4.94	1,345,947	4.94
A	$6.71 to 9.36	1,897,377	7.6 years	8.00	108,416	8.03
A	$9.37 to 18.20	776,100	9.5 years	18.20	35,000	18.20

		6,174,845	5.4 years	$6.79	2,578,871	$4.28

      The following table summarizes information about BankAtlantic Bancorp fixed stock options outstanding at December 31, 2003:

		Options Outstanding			Options Exercisable

			Weighted-	Weighted-	Number	Weighted-
		Number	Average	Average	Exercisable	Average
	Range of	Outstanding	Remaining	Exercise	at	Exercise
Class of Common Stock	Exercise Prices	at 12/31/03	Contractual Life	Price	12/31/03	Price

A	$1.73 to 1.91	1,673,384	0.9 years	$1.77	1,281,013	$1.77
A	$1.92 to 3.83	1,563,844	5.3 years	3.19	368,829	3.71
A	$3.84 to 6.70	1,752,835	4.5 years	4.89	725,370	5.00
A	$6.71 to 9.36	1,948,157	8.7 years	8.00	82,995	8.38

		6,938,220	5.0 years	$4.62	2,458,207	$3.23

      The following table summarizes information about BankAtlantic Bancorp fixed stock options outstanding at December 31, 2002:

		Options Outstanding			Options Exercisable

			Weighted-	Weighted-	Number	Weighted-
		Number	Average	Average	Exercisable	Average
	Range of	Outstanding	Remaining	Exercise	at	Exercise
Class of Common Stock	Exercise Prices	at 12/31/02	Contractual Life	Price	12/31/02	Price

A	$1.73 to 1.91	1,985,110	1.8 years	$1.77	1,985,110	$1.77
A	$1.92 to 3.83	1,749,837	6.1 years	3.22	618,093	3.71
A	$3.84 to 6.70	2,659,407	5.5 years	4.88	985,046	4.87
A	$6.71 to 9.36	1,054,994	8.5 years	8.47	120,202	7.99

		7,449,348	5.1 years	$4.17	3,708,451	$3.11

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2004

		Weighted
		Average
	Number of	Exercise
	Options	Price

Options outstanding at beginning of year	—	$—
Granted	757,500	$20.52
Exercised	—	$—
Forfeited	(32,250)	$20.15

Options outstanding at end of year	725,250	$20.54
Options exercisable at end of year	45,000	$20.15

Options available for grant at end of year	774,750

Weighted average fair market value per share of options granted during the year under SFAS No. 123	$11.94

      The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding		Options Exercisable

		Remaining		Exercise
Exercise Price	Options	Contractual Life	Options	Price

$20.15	642,000	9.00 years	45,000	$20.15
$23.40	25,000	9.64 years	—	—
$23.53	50,000	9.57 years	—	—
$24.15	8,250	9.22 years	—	—
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Deposits
      The weighted average nominal interest rate payable on deposit accounts at December 31, 2004 and 2003 was 0.87% and 0.94%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	December 31,

	2004		2003

	Amount	Percent	Amount	Percent

Interest free checking	$890,398	25.75%	$645,036	21.09%
Insured money fund savings
1.05% at December 31, 2004
0.83% at December 31, 2003	875,422	25.32	865,590	28.31
NOW accounts
0.30% at December 31, 2004
0.30% at December 31, 2003	658,137	19.04	533,888	17.46
Savings accounts
0.28% at December 31, 2004
0.28% at December 31, 2003	270,001	7.81	208,966	6.83

Total non-certificate accounts	2,693,958	77.92	2,253,480	73.69

Certificate accounts:
Less than 2.00%	302,319	8.74	455,709	14.90
2.01% to 3.00%	327,958	9.49	147,446	4.82
3.01% to 4.00%	74,439	2.15	45,546	1.49
4.01% to 5.00%	21,357	0.62	51,379	1.68
5.01% and greater	34,988	1.01	102,382	3.35

Total certificate accounts	761,061	22.01	802,462	26.24

Total deposit accounts	3,455,019	99.93	3,055,942	99.93

Premium on brokered deposits	(308)	(0.01)	(798)	(0.03)
Fair value adjustment related to acquisitions	16	0.00	472	0.02
Interest earned not credited to deposit accounts	2,475	0.08	2,526	0.08

Total	$3,457,202	100.00%	$3,058,142	100.00%

      Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Money fund savings and NOW accounts	$10,860	$11,142	$15,338
Savings accounts	652	856	1,362
Certificate accounts — below $100,000	8,126	10,914	24,177
Certificate accounts, $100,000 and above	8,873	13,457	22,140
Less early withdrawal penalty	(156)	(180)	(240)

Total	$28,355	$36,189	$62,777

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Advances from Federal Home Loan Bank and Federal Funds Purchased

Advances from Federal Home Loan Bank (“FHLB”) (dollars in thousands):

			December 31,
Payable During Year	Year
Ending December 31,	Callable	Interest Rate	2004	2003

2004		2.80% to 5.68%	$—	$6,250
2005		1.86%	7,500	17,500
2006		1.89%	10,417	18,750
2007		5.68%	—	25,000
2008		5.14% to 5.67%	409,000	492,000
2010		5.84% to 6.34%	32,000	32,000
2011		4.50% to 4.90%	50,000	—

Total fixed rate advances			508,917	591,500

2008	2004	1.31%	—	25,000
2011	2004	4.50% to 4.90%	—	50,000
2011	2005	5.05%	30,000	30,000

Total callable fixed rate advances — European			30,000	105,000

2009	2004	5.06%	—	10,000
2009	2005	4.46%	10,000	—

Total callable fixed rate advances — Bermuda			10,000	10,000

Adjustable rate advances
2004		1.17% to 1.40%	—	50,000
2005		2.13% to 2.57%	870,000	—
2006		1.18% to 2.39%	125,000	25,000

Total adjustable rate advances			995,000	75,000

Purchase accounting fair value adjustments			580	705

Total FHLB advances			$1,544,497	$782,205

Average cost during period			3.93%	4.79%

Average cost end of period			3.41%	4.67%

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
				Average
	Amortized	Estimated	Repurchase	Interest
	Cost	Fair Value	Balance	Rate

December 31, 2004(1)
Mortgage-backed securities	$213,824	$215,904	$175,316	2.09%
REMIC	96,644	96,267	81,686	2.30

Total	$310,468	$312,171	$257,002	2.16%

December 31, 2003(1)
Mortgage-backed securities	$124,759	$128,118	$106,813	0.73%
REMIC	16,846	16,866	14,061	0.73

Total	$141,605	$144,984	$120,874	0.73%

(1)	At December 31, 2004 and 2003, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.
      All repurchase agreements existing at December 31, 2004 matured and were repaid in January 2005. These securities were held by unrelated broker dealers.

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Subordinated Debentures, Notes and Bonds Payable and Trust Preferred Securities
      The Company had the following subordinated debentures, notes and bonds payable outstanding at December 31, 2004 and 2003 (dollars in thousands):

		December 31,
	Issue			Interest	Maturity
	Date	2004	2003	Rate	Date

BankAtlantic Bancorp Borrowings
Bank line of credit	8/24/2000	$100	$100	Prime -.50%	March 1, 2005

BankAtlantic Borrowings
Subordinated debentures	10/29/2002	22,000	22,000	LIBOR + 3.45%	November 7, 2012
Development notes	3/22/2002	1,036	856	Prime + 1.00%	August 28, 2006
Development notes	3/22/2002	4,647	1,883	Prime + 0.75%	May 1, 2006
Mortgage-backed bond	3/22/2002	9,958	10,954	(2)	September 30, 2013

Total BankAtlantic Borrowings		37,641	35,693

Levitt Borrowings
Homebuilding	Various	141,697	84,346	From Prime — 0.50% to Prime + 1.00%	Range from January 2005 to November 2009
Homebuilding borrowings to BankAtlantic(1)		8,621	18,118	Prime	Range from October 2005 to March 2006
Land development	Various	52,475	13,983	From LIBOR +2.00% to LIBOR + 2.80%	Range from May 2007 to June 2011
Land development	Various	254	341	Fixed from 5.99% to 7.00%	Range from March 2007 to April 2007
Development bonds	Various	—	850	Various	Various
Other operations land acquisition and construction	Various	7,447	11,646	LIBOR + 3.00% and prime +.50%	Range from April 2005 to February 2006
Other operations promissory note payable		16,500	—	LIBOR + 1.50%	March 2005
Other operations borrowings to BankAtlantic Bancorp(1)		38,000	43,500	Prime + 0.25% escalation every six months	December 2008

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31,
	Issue			Interest	Maturity
	Date	2004	2003	Rate	Date

Subordinated investment notes		3,232	1,309	Fixed from 6.50% to 8.75%	Range from October 2005 to February 2008
Total Levitt borrowings		268,226	174,093

RB Holdings, Inc. Borrowings
Notes Payable	4/26/2002	—	802	LIBOR + 2.65	May 1, 2004

BFC Borrowings
Revolving Line of Credit	Various	10,483	6,015	LIBOR +2.80	May 3, 2005
Mortgage payables	Various	8,776	9,015	Fixed from 6.00% to 9.20%	May 2007 — December 2010
Total BFC borrowings		19,259	15,030

Inter-company borrowings eliminated(1)		(46,621)	(61,618)

Total		$278,605	$164,100

(1)	Loans between Levitt and BankAtlantic amounting to $46.6 and $61.6 million at December 31, 2004 and 2003, respectively were eliminated in consolidation.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.
      BankAtlantic Bancorp had the following junior subordinated debentures outstanding at December 31, 2004 and 2003 (in thousands):

						Beginning
						Optional
		Outstanding	Interest			Redemption
Junior Subordinated Debentures	Issue Date	Amount	Rate		Maturity Date	Date

Subordinated Debentures Trust II	3/5/2002	$57,088	8.50%		3/31/2032	3/31/2007
Subordinated Debentures Trust III	6/26/2002	25,774	LIBOR + 3.45%		6/26/2032	6/26/2007
Subordinated Debentures Trust IV	9/26/2002	25,774	LIBOR + 3.40%		9/26/2032	9/26/2007
Subordinated Debentures Trust V	9/27/2002	10,310	LIBOR + 3.40%		9/30/2032	9/27/2007
Subordinated Debentures Trust VI	12/10/2002	15,450	LIBOR + 3.35%		12/10/2032	12/10/2007
Subordinated Debentures Trust VII	12/19/2002	25,774	LIBOR + 3.25%		12/19/2032	12/19/2007
Subordinated Debentures Trust VIII	12/19/2002	15,464	LIBOR + 3.35%		1/07/2033	12/19/2007
Subordinated Debentures Trust IX	12/19/2002	10,310	LIBOR + 3.35%		1/07/2033	12/19/2007
Subordinated Debentures Trust X	3/26/2003	51,548	6.40	%(2)	3/26/2033	3/26/2008
Subordinated Debentures Trust XI	4/10/2003	10,310	6.45	%(2)	4/24/2033	4/24/2008
Subordinated Debentures Trust XII	3/27/2003	15,464	6.65	%(2)	4/07/2033	4/07/2008

Total Subordinated Debentures(1)		$263,266

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	Adjusts to floating LIBOR rate five years from the issue date.
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Levitt:
      Levitt acquisition and development loan obligations at December 31, 2004 are secured by land acquisitions, construction and development of various communities located in Florida. These notes are with unrelated financial institutions and a total of $194.2 million are indexed to the prime rate or LIBOR rate of interest. Interest rates range from prime less 0.50% to prime plus 1.00% and LIBOR plus 2.00% to LIBOR plus 2.80%, and maturity dates ranging from January 2005 to June 2011.
      Levitt Corporation entered into a six month bridge loan agreement with a financial institution in October 2004 to temporarily fund Levitt’s purchase of an office building in Fort Lauderdale, Florida that Levitt

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s actual provision for income taxes from continuing operations differ from the Federal expected income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,

	2004(1)		2003(1)		2002(1)

Income tax provision at expected federal income tax rate of 35%	$70,777	35.00%	$35,428	35.00%	$17,605	35.00%
Increase (decrease) resulting from:
Taxes related to subsidiaries not consolidated for income tax purposes	8,423	4.17%	5,788	5.72%	4,214	8.38%
Tax-exempt interest income	(1,817)	(0.90)%	(267)	(0.26)%	(275)	(0.55)%
Provision (benefit) for state taxes, net of federal effect	7,074	3.50%	3,991	3.94%	(370)	(0.74)%
Change in State tax valuation allowance	94	(0.05)%	(1,168)	(1.15)%	1,071	2.13%
Change in valuation allowance for deferred tax assets	—	—	(418)	(0.41)%	(3,479)	(6.92)%
Levitt spin-off nondeductible	90	0.04%	1,275	1.26%	—	—
Low income housing tax credits	(468)	(0.23)%	(555)	(0.55)%	(416)	(0.83)%
Other — net	(176)	(0.09)%	92	0.09%	(357)	(0.71)%

Provision for income taxes	$83,997	41.54%	$44,166	43.63%	$17,993	35.76%

(1)	Expected tax is computed based upon income (loss) before minority interest, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle.

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Deferred tax assets:
Provision for restructuring charges and write-downs	$267	$294	$191
Allowance for loans, REO, tax certificate losses and other reserves, for financial statement purposes	20,899	27,539	29,884
Federal and State net operating loss carry forward	22,621	9,277	10,498
Compensation expensed for books and deferred for tax purposes	3,530	3,754	3,915
Goodwill impairment for books in excess of tax amortization	—	—	1,086
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	7,100	6,891	7,554
Accumulated other comprehensive income	243	—	—
Other	5,788	4,896	4,642

Total gross deferred tax assets	60,448	52,651	57,770
Less valuation allowance	2,564	2,470	4,369

Total deferred tax assets	57,884	50,181	53,401

Deferred tax liabilities:
Subsidiary not consolidated for income tax purposes	48,273	36,006	30,541
Investment in Bluegreen	9,282	5,533	—
Deferred loan income	1,190	885	918
Change in investment of unconsolidated real estate subsidiary	—	—	1,762
Purchase accounting adjustments for bank acquisitions	1,920	2,229	1,356
Accumulated other comprehensive income	—	3,887	2,596
Prepaid pension expense	2,517	2,607	2,713
Depreciation for tax greater than book	2,278	—	—
Other	879	1,929	1,396

Total gross deferred tax liabilities	66,339	53,076	41,282

Net deferred tax asset (liability)	(8,455)	(2,895)	12,119
Plus (less) net deferred tax asset (liability) at beginning of period	2,895	(12,119)	3,916
Acquired net deferred tax asset, net of valuation allowance	595	—	(8,175)
Decrease in deferred tax liability from subsidiaries other capital transactions	3,650	776	(9)
(Decrease) increase in accumulated other comprehensive income	(369)	416	(1,145)
Decrease in deferred tax liability from BFC’s tax effect relating to exercise stock option	(11,016)	(550)	—

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,

	2004	2003	2002

Increase (decrease) in Levitt’s accumulated other comprehensive income	(1,291)	361	—
Increase (decrease) in BankAtlantic Bancorp accumulated other comprehensive income	(3,903)	1,019	(6,277)

(Provision) benefit for deferred income taxes	(17,894)	(12,993)	429
(Provision) benefit for deferred income taxes — discontinued operations	—	—	(380)
Reduction in deferred tax asset associated with GMS sale	—	314	—
Benefit for deferred income taxes — extraordinary item	—	—	2,771
Provision for deferred income taxes — cumulative effect of an accounting change	—	—	(1,246)

(Provision) benefit for deferred income taxes — continuing operations	$(17,894)	$(12,679)	$1,574

      Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended
	December 31,

	2004	2003	2002

Balance, beginning of period	$2,470	$4,369	$7,682
Utilization of acquired tax benefits	—	(418)	(2,638)
Increase (reduction) in state deferred tax valuation allowance	94	(1,168)	230
Other decreases and reclassifications	—	(313)	(905)

Balance, end of period	$2,564	$2,470	$4,369

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The adoption of FAS 123 under the fair value based method would have increased compensation expense by approximately $487,000, $355,000 and $177,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The option model used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

	Number of				Risk Free	Expected		Expected
	Options	Grant Date	Type of	Exercise	Interest	Life	Expected	Dividend
Date of Grant	Granted	Fair Value	Grant	Price	Rate	(Years)	Volatility	Yield

07/01/97	473,801	$0.58	*	$1.45	5.80%	6.0	27.40%	0%
07/01/97	2,105,718	$0.53	NQ	$1.59	5.80%	6.0	27.40%	0%
01/13/98	1,474,018	$2.09	*	$3.68	5.53%	7.5	44.46%	0%
04/06/99	505,394	$1.78	*	$2.14	5.28%	7.5	92.21%	0%
02/07/03	547,525	$1.29	*	$1.84	4.50%	7.0	72.36%	0%
01/05/04	29,301	$4.68	*	$7.68	4.40%	7.5	53.36%	0%
07/28/04	262,501	$6.02	*	$8.40	4.61%	10.0	57.63%	0%
10/04/04	12,500	$4.32	*	$8.40	3.44%	5.0	56.06%	0%

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	Both non-qualified and incentive stock options were granted.
      The employee turnover was considered to be none.
      The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$1.45 to $1.68	2,449,441	2.5 years	$1.57	2,449,441	$1.57
$1.68 to $2.52	1,030,294	6.3 years	$1.97	517,867	$2.11
$3.36 to $4.20	1,452,958	2.9 years	$3.68	1,452,958	$3.68
$7.68 to $8.40	307,427	9.4 years	$8.33	25,000	$8.40

	5,240,120	3.8 years	$2.63	4,445,266	$2.36

      The following table summarizes information about stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.44 to $.84	3,435,393	.7 years	$0.45	3,435,393	$0.45
$.84 to $1.68	2,470,718	3.5 years	$1.57	2,470,718	$1.57
$1.68 to $2.52	1,052,923	7.2 years	$1.98	42,120	$1.84
$3.36 to $3.68	1,495,078	3.9 years	$3.68	1,495,078	$3.68

	8,454,112	2.9 years	$1.54	7,443,309	$1.48

      The following table summarizes information about stock options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.43 to $.84	4,040,615	1.6 years	$0.46	4,040,615	$0.46
$.84 to $1.68	2,470,718	4.5 years	$1.57	2,470,718	$1.57
$1.68 to $2.52	498,376	6.2 years	$2.14	—	$—
$3.36 to $3.68	1,495,078	4.9 years	$3.68	1,495,078	$3.68

	8,504,787	3.3 years	$1.44	8,006,411	$1.40

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The following tables set forth the Pension Plan’s funded status and the minimum pension liability or prepaid pension cost included in the consolidated statements of financial condition at (in thousands):

	December 31,

	2004	2003

Projected benefit obligation at the beginning of the year	$23,094	$22,276
Interest cost	1,508	1,485
Actuarial loss	2,421	148
Benefits paid	(789)	(815)

Projected benefit obligation at end of year	$26,234	$23,094

	December 31,

	2004	2003

Fair value of the Pension Plan assets at the beginning of year	$23,927	$17,860
Actual return on the Pension Plan assets	1,959	6,132
Employer contribution	—	750
Benefits paid	(789)	(815)

Fair value of the Pension Plan assets as of actuarial date	$25,097	$23,927

	December 31,

	2004	2003

Actuarial present value of projected benefit obligation for service rendered to date	$(26,234)	$(23,094)
Pension Plan assets at fair value as of the actuarial date	25,097	23,927

(Unfunded) funded accumulated benefit obligation(1)	(1,137)	833
Unrecognized net loss (gain) from past experience different from that assumed and effects of changes in assumptions	7,661	5,924

Prepaid pension cost(2)	$6,524	$6,757

(1)	The measurement date for the accumulated benefit obligation was December 31, 2004 and 2003. The December 31, 2004 unfunded accumulated benefit obligation was recorded in other liabilities in the Company’s consolidated statement of financial condition.

(2)	The December 31, 2003 prepaid pension cost was recorded in other assets in the Company’s consolidated statement of financial condition. In 2004, the prepaid pension cost was reversed into other comprehensive income and a minimum pension liability was recorded for the unfunded accumulated benefit obligation.

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BankAtlantic 401(k) Plan:
      The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Employee Salary Contribution Limit(1)	$13	$12	$11
Percentage of Salary Limitation	75%	75%	75%
Total Match Contribution(2)	$1,790	$1,558	$1,800
Vesting of Employer Match	Immediate	Immediate	Immediate

(1)	For the 2004, 2003 and 2002 plan year, employees over the age of 50 were entitled to contribute $16,000, $14,000 and $12,000, respectively.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2004, for the periods shown are (in thousands):

Year Ending
December 31,	Amount

2005	$14,227
2006	12,595
2007	10,565
2008	8,511
2009	6,932
Thereafter	22,786

Total	$75,616

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
BFC rent expense	$46	$31	$31

BankAtlantic Bancorp rental expense for premises and equipment	$18,885	$17,697	$16,327

Levitt rent expense	$1,281	$875	$435

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      BankAtlantic’s deposits are insured by the FDIC for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic’s financial statements. At December 31, 2004, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Parent Company Financial Information
      BFC’s Condensed Statements of Financial Condition at December 31, 2004 and 2003, Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004 are shown below:
Condensed Statements of Financial Condition
December 31, 2004 and 2003

	December 31,

	2004	2003

	(In thousands except
	share data)
ASSETS
Cash and cash equivalents	$1,520	$1,536
Securities available for sale, at market value	11,800	1,218
Investment in venture partnerships	971	626
Investment in BankAtlantic Bancorp, Inc.	103,125	91,869
Investment in Levitt Corporation	48,983	27,885
Investment in other subsidiaries	14,219	13,680
Loans receivable	3,364	4,175
Other assets	2,596	484

Total assets	$186,578	$141,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages payable and other borrowings	$10,483	$6,015
Other liabilities	23,816	23,234
Deferred income taxes	27,028	26,549

Total liabilities	61,327	55,798

Total shareholders’ equity	125,251	85,675

Total liabilities and shareholders’ equity	$186,578	$141,473

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Operations
For Each of the Years in the Three Year Period Ended December 31, 2004

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues	$3,514	$1,051	$763
Expenses	6,717	3,954	3,898

(Loss) before undistributed earnings from subsidiaries	(3,203)	(2,903)	(3,135)
Equity from earnings in BankAtlantic Bancorp	15,694	15,222	11,380
Equity from earnings in Levitt	10,265	—	—
Equity from loss in other subsidiaries	(311)	(1,583)	(633)

Income before income taxes	22,445	10,736	7,612
Provision for income taxes	8,215	3,714	2,420

Net income	14,230	7,022	5,192
5% Preferred Stock dividends	392	—	—

Net Income available to common shareholders	$13,838	$7,022	$5,192

Condensed Statements of Cash Flows
For Each of the Years in the Three Year Period Ended December 31, 2004

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating Activities:
Income (loss) from continuing operations	$14,230	$5,879	$(5,986)
Income from discontinued operations, net of tax	—	1,143	2,536
Income from extraordinary item, net of tax	—	—	23,749
Loss from cumulative effect of a change in accounting principle, net of tax	—	—	(15,107)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity from earnings in BankAtlantic Bancorp	(15,694)	(15,222)	(11,380)
Equity from earnings in Levitt	(10,265)	—	—
Equity from (earnings) loss in other subsidiaries	(1,981)	1,583	633
Depreciation	50	10	24
Provision for deferred income taxes	8,216	3,646	2,556
Loss on investment securities	72	—	499
Gain from securities activities, net	—	(270)	—
Advances from other subsidiaries	208	444	503
(Increase) decrease in loans receivable	737	—	(2,991)
(Increase) decrease in other assets	(2,032)	274	49
Increase other liabilities	372	155	213

Net cash used in operating activities	$(6,087)	$(2,358)	$(4,702)

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Investing Activities:
Common stock dividends received from BankAtlantic Bancorp	1,924	1,686	1,581
Capital contribution to subsidiaries	(1,000)	—	—
Dividends from other subsidiaries	150	—	—
Distributions from venture partnerships	1,423	344	—
Decrease (increase) in securities available for sale	(10,000)	785	(173)

Net cash (used in) provided by investing activities	(7,503)	2,815	1,408

Financing Activities:
Borrowings	4,468	—	1,500
Issuance of preferred stock	14,988	—	—
Exercise stock options	1,791	—	—
Retirement of common stock	(7,281)	—	(319)
Issuance of common stock	—	282	204
Preferred stock dividends paid	(392)	—	—

Net cash provided by financing activities	13,574	282	1,385

Increase (decrease) in cash and cash equivalents	(16)	739	(1,909)
Cash and cash equivalents at beginning of period	1,536	797	2,706

Cash and cash equivalents at end of period	$1,520	$1,536	$797

Supplementary disclosure of non-cash investing and financing activities
Interest paid on borrowings	$357	$333	$302
Increase in securities available for sale resulting from venture partnerships distribution of its securities investment	—	—	506
Change in shareholders’ equity resulting from net change in other comprehensive income, net of taxes	(588)	662	(1,824)
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	5,812	(252)	(15)
Increase in shareholders’ equity for the tax effect related to the exercise of stock options	11,017	550	60
Levitt investment transfer from BankAtlantic Bancorp resulting from the spin-off transaction	—	27,885	—

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Selected Quarterly Results (Unaudited)
      The following tables summarize the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands except for per share data):

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$264,696	$289,684	$280,160	$332,061	$1,166,601
Costs and expenses	217,306	243,933	238,984	283,760	983,983

Income before income taxes and equity in earnings from unconsolidated subsidiaries	47,390	45,751	41,176	48,301	182,618
Equity in earnings from unconsolidated subsidiaries	5,811	5,023	5,888	2,881	19,603

Income before income taxes and minority interest	53,201	50,774	47,064	51,182	202,221
Provision for income taxes	22,207	21,938	19,113	20,739	83,997
Minority interest in income of consolidated subsidiaries	26,622	25,575	24,291	27,506	103,994

Net income	$4,372	$3,261	$3,660	$2,937	$14,230

Basic earnings per share from continuing operations	$0.18	$0.13	$0.14	$0.11	$0.57

Diluted earnings per share from continuing operations	$0.15	$0.11	$0.12	$0.09	$0.47

Basic weighted average number of common shares outstanding	23,824	24,195	24,215	24,507	24,183

Diluted weighted average number of common shares outstanding	27,706	27,795	27,761	27,892	27,806

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2002. BankAtlantic Bancorp terminated the above mentioned interest rate swap contracts with a notional amount of $75 million during the year ended December 31, 2003 and recognized a $1.9 million loss included in other income in the Company’s statement of operations.
      Commitments to originate residential loans held for sale and to sell residential loans are derivatives. The fair value of these derivatives was not included in the Company’s financial statements as the amount was not considered significant. These derivatives relate to a loan origination program with an independent mortgage company whereby, the mortgage company purchases the originated loans from BankAtlantic 14 days after the funding date at a price negotiated quarterly for all loans sold during the quarter.

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

	For the Year Ended December 31,

	2004	2003	2002

	(In thousands,
	except per share data)
Basic earnings per share
Numerator:
Income from continuing operations	$14,230	$5,879	$(5,986)
Less: Preferred stock dividends	392	—	—

Income available to common shareholders	13,838	5,879	(5,986)
Discontinued operations, net of taxes	—	1,143	2,536
Extraordinary item, net of taxes	—	—	23,749
Cumulative effect of a change in accounting principle, net of taxes	—	—	(15,107)

Net income available to common shareholders	$13,838	$7,022	$5,192

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31,

	2004	2003	2002

	(In thousands,
	except per share data)
Denominator:
Weighted average number of common shares outstanding	26,576	25,211	24,847
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	24,183	22,818	22,454

Basic earnings per share:
Earnings per share from continuing operations	$0.57	$0.26	$(0.27)
Earnings per share from discontinued operations	—	0.05	0.11
Earnings per share from extraordinary item	—	—	1.06
(Loss) earnings per share from cumulative effect of a change in accounting principle	—	—	(0.67)

Basic earnings per share	$0.57	$0.31	$0.23

Diluted earnings per share
Numerator
Income available to common shareholders	$13,838	$5,879	$(5,986)
Effect of securities issuable by subsidiaries	(780)	(505)	(206)

Income available after assumed dilution	$13,058	$5,374	$(6,192)

Discontinued operations, net of taxes	$—	$1,143	$2,536
Effect of securities issuable by subsidiaries	—	(17)	(56)

Discontinued operations, net of taxes after assumed dilution	$—	$1,126	$2,480

Extraordinary items, net of taxes	$—	$—	$23,749
Effect of securities issuable by a subsidiary	—	—	(511)

Extraordinary items, net of taxes after assumed dilution	$—	$—	$23,238

Cumulative effect of a change in accounting principle, net of taxes	$—	$—	$(15,107)
Effect of securities issuable by a subsidiary	—	—	325
Cumulative effect of a change in accounting principle, net of taxes after assumed dilution	$—	$—	$(14,782)

Net income available after assumed dilution	$13,058	$6,500	$4,744

Denominator
Weighted average number of common shares outstanding	26,576	25,211	24,847
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)
Common stock equivalents resulting from stock-based compensation	3,623	3,213	—

Diluted weighted average shares outstanding	27,806	26,031	22,454

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31,

	2004	2003	2002

	(In thousands,
	except per share data)
Diluted earnings per share
Earnings per share from continuing operations	$0.47	$0.21	$(0.28)
Earnings per share from discontinued operations	—	0.04	0.11
Earnings per share from extraordinary items	—	—	1.04
Loss per share from cumulative effect of a change in accounting principle	—	—	(0.66)

Diluted earnings per share	$0.47	$0.25	$0.21

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During 1999 and 2000, the Company (without consideration of BankAtlantic Bancorp) acquired interests in unaffiliated technology entities. During 2000 and 2001, the Company’s interests in the technology entities were transferred at the Company’s cost to specified asset limited partnerships. Subsidiaries of the Company are the controlling general partners of these venture partnerships, and therefore, they are consolidated in the Company’s financial statements. The general partners are limited liability companies of which the members are: BFC Financial Corporation — 57.5%, John E. Abdo — 13.75%; Alan B. Levan — 9.25%; Glen R. Gilbert — 2.0% and John E. Abdo, Jr. — 17.5%. At December 31, 2003, the Company’s net investment in these partnerships was $626,000.
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Inter-company loans, interest income and interest expense and management and consulting fees are eliminated for consolidated presentation. The Company evaluates segment perform-

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ance based on net income after tax. The table below reflects the Company’s consolidated data of our business segments for the three years ended December 31, 2004 (in thousands):

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

ITEM 9A.     CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Internal control over financial reporting also includes controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements of Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP dated March 16, 2005.

Report of Independent Registered Certified Public Accounting Firm of Ernst & Young LLP dated March 15, 2005

Report of Independent Registered Public Accounting Firm of KPMG LLP dated February 3, 2003, except as to note 25 which is as of February 11, 2005.

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

(3) Exhibits

The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report
23.2	Consent of Ernst & Young LLP	Filed with this Report
23.3	Consent of KPMG LLP	Filed with this Report
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report
32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION

By:	/s/ Alan B. Levan

Alan B. Levan, Chairman of the Board,
President and Chief Executive Officer
August 1, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan Alan B. Levan	Chairman of the Board, President and Chief Executive Officer	August 1, 2005

/s/ Glen R. Gilbert Glen R. Gilbert	Executive Vice President and Chief Financial Officer	August 1, 2005

/s/ John E. Abdo John E. Abdo	Vice Chairman of the Board	August 1, 2005

/s/ D. Keith Cobb D. Keith Cobb	Director	August 1, 2005

/s/ Earl Pertnoy Earl Pertnoy	Director	August 1, 2005

/s/ Oscar J. Holzmann Oscar J. Holzmann	Director	August 1, 2005

/s/ Neil A. Sterling Neil A. Sterling	Director	August 1, 2005

INDEX TO EXHIBITS

Exhibit	Description

23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Ernst & Young LLP
23.3	Consent of KPMG LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002