Form 10-Q
period 2005-06-30
BFC FINANCIAL CORP
filed 2005-08-09
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
333-72213
BFC Financial Corporation
(Exact name of registrant as specified in its Charter)

Florida	59-2022148

(State of Organization)	(IRS Employer Identification Number)

2100 West Cypress Creek Road
Fort Lauderdale, Florida	33309

(Address of Principal Executive Office)	(Zip Code)
(954) 940-4900
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
Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of the latest practicable date at August 4, 2005:
Class A Common Stock of $.01 par value, 29,921,629 shares outstanding.
Class B Common Stock of $.01 par value, 4,290,872 shares outstanding.

BFC Financial Corporation and Subsidiaries

Index to Unaudited Consolidated Financial Statements

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Statements of Financial Condition as of June 30, 2005 and December 31, 2004 — Unaudited

Consolidated Statements of Operations for the three and six month periods ended June 30, 2005 and 2004 — Unaudited

Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2005 and 2004 — Unaudited

Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2005 — Unaudited

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 — Unaudited

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES
Fourth Amendment to Loan Document
Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from depository institutions	$280,931	$208,627
Federal funds sold and other short-term investments	5,783	16,093
Securities owned (at fair value)	109,095	125,443
Securities available for sale (at fair value)	751,108	749,001
Investment securities and tax certificates (approximate fair value: $414,430 and $317,416)	412,910	317,891
Federal Home Loan Bank stock, at cost which approximates fair value	88,362	78,619
Loans receivable, net of allowance for loan losses of $44,722 and $47,082	4,812,160	4,561,073
Accrued interest receivable	41,288	35,995
Real estate held for development and sale	480,393	444,631
Investments in unconsolidated affiliates	97,694	89,090
Properties and equipment, net	172,146	160,997
Goodwill	77,981	77,981
Core deposit intangible asset	9,197	10,270
Due from clearing agent	22,091	16,619
Other assets	87,429	62,517

Total assets	$7,448,568	$6,954,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Demand	$1,039,611	$890,398
NOW	660,633	658,137
Savings	302,677	270,001
Money market	899,364	875,422
Certificates of deposits	789,533	763,244

Total deposits	3,691,818	3,457,202

Customer deposits on real estate held for sale	45,838	43,022
Advances from FHLB	1,695,265	1,544,497
Securities sold under agreements to repurchase	233,354	257,002
Federal funds purchased	109,500	105,000
Subordinated debentures, notes and bonds payable	253,750	278,605
Junior subordinated debentures	317,390	263,266
Securities sold not yet purchased	28,184	39,462
Deferred tax liabilities, net	10,687	8,455
Other liabilities	213,366	220,433

Total liabilities	6,599,152	6,216,944

Minority interest	675,151	612,652

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2005 and 2004	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 29,414,074 in 2005 and 23,861,542 in 2004	272	217
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 4,290,872 in 2005 and 4,279,656 in 2004	41	41
Additional paid-in capital	93,161	50,962
Retained earnings	79,845	73,089

Total shareholders’ equity before accumulated other comprehensive income	173,319	124,309
Accumulated other comprehensive income	946	942

Total shareholders’ equity	174,265	125,251

Total liabilities and shareholders’ equity	$7,448,568	$6,954,847

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues
BFC Activities
Interest and dividend income	$238	$96	$474	$189
Other income, net	250	166	383	1,557

	488	262	857	1,746

Financial Services:
Interest and dividend income	87,851	59,477	169,424	118,471
Broker/dealer revenue	82,727	63,008	137,407	126,073
Other income	24,930	22,219	48,539	63,401

	195,508	144,704	355,370	307,945

Homebuilding & Real Estate Development
Sales of real estate	107,094	142,530	305,960	241,053
Interest and dividend income	590	312	966	478
Other income	1,711	1,876	3,464	3,158

	109,395	144,718	310,390	244,689

	305,391	289,684	666,617	554,380

Costs and Expenses
BFC Activities
Interest expense	383	296	692	590
Employee compensation and benefits	1,224	770	2,820	1,618
Other expenses, net	788	462	1,456	854

	2,395	1,528	4,968	3,062

Financial Services
Interest expense, net of interest capitalized	33,556	19,755	62,695	40,596
Provision for (recovery from) for loan losses	820	(1,963)	(3,096)	(2,822)
Employee compensation and benefits	78,391	63,538	144,186	130,718
Occupancy and equipment	13,953	11,236	27,190	21,611
Advertising and promotion	8,069	5,630	14,367	10,324
Impairment of properties and equipment	3,706	—	3,706	—
Cost associated with debt redemption	—	—	—	11,741
Other expenses	20,024	17,498	39,479	35,522

	158,519	115,694	288,527	247,690

Homebuilding & Real Estate Development
Cost of sales of real estate	84,340	107,046	214,316	176,076
Interest expense, net of interest capitalized	—	—	—	58
Employee compensation and benefits	9,179	8,796	20,960	16,462
Selling, general and administrative expenses	10,151	10,092	21,365	16,473
Other expenses	626	777	1,942	1,418

	104,296	126,711	258,583	210,487

	265,210	243,933	552,078	461,239

Income before income taxes and equity in earnings from unconsolidated affiliates	40,181	45,751	114,539	93,141
Equity earnings from unconsolidated affiliates	4,908	5,023	7,267	10,834

Income before income taxes and minority interest	45,089	50,774	121,806	103,975
Provision for income taxes	18,650	21,938	50,601	44,145
Minority interest in income of consolidated subsidiaries	23,708	25,575	64,074	52,197

Net income	2,731	3,261	7,131	7,633
5% Preferred Stock dividends	187	17	375	17

Net income available to common shareholders	$2,544	$3,244	$6,756	$7,616

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Earnings per share of common stock
Basic earnings per share of common stock	$0.10	$0.13	$0.26	$0.32

Diluted earnings per share of common stock	$0.08	$0.11	$0.22	$0.26

Basic weighted average number of common shares outstanding	26,381	24,195	26,067	24,009

Diluted weighted average number of common and common equivalent shares outstanding	28,902	27,795	28,624	27,750
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$2,731	$3,261	$7,131	$7,633

Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities available for sale, net of income tax	711	(1,107)	5	(771)
Unrealized gain (loss) associated with investment in unconsolidated real estate affiliates, net of income tax	7	(1)	16	(14)
Reclassification adjustment for net gain included in net income	(9)	(7)	(17)	(13)

	709	(1,115)	4	(798)

Comprehensive income	$3,440	$2,146	$7,135	$6,835

The components of other comprehensive (loss) income relate to the Company’s net unrealized gains (losses) on securities available for sale, net of income taxes and the Company’s proportionate shares of non-wholly owned affiliates other comprehensive income, net of income taxes, such as net unrealized gains (losses) on securities available for sale and unrealized gains or (loss) associated with investment in unconsolidated real estate affiliate.
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity — Unaudited
For the Six Months Ended June 30, 2005
(In thousands)

					Accumulated
					Other
					Compre-
	Class A	Class B	Additional		hensive
	Common	Common	Paid-in	Retained	Income
	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance, December 31, 2004	$217	$41	$50,962	$73,089	$942	$125,251
Net income	—	—	—	7,131	—	7,131
Other comprehensive income, net of tax	—	—	—	—	4	4
Issuance of Class A Common Stock, net of stock issuance costs	55	—	42,652	—	—	42,707
Net effect of subsidiaries’ capital transactions, net of income taxes	—	—	(441)	—	—	(441)
Cash dividends on 5% Preferred Stock	—	—	—	(375)	—	(375)
Tax effect relating to share-based compensation	—	—	(12)	—	—	(12)

Balance, June 30, 2005	$272	$41	$93,161	$79,845	$946	$174,265

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows — Unaudited
For the Six Months Ended June 30, 2005 and 2004
(In thousands)

	For the Six Months
	Ended June 30,
	2005	2004
Net income	$7,131	$7,633
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Minority interest in income of consolidated subsidiaries	64,074	52,197
(Recovery) for loan losses, REO and tax certificates	(3,046)	(2,222)
Depreciation, amortization and accretion, net	9,948	8,631
Amortization of intangible assets	825	864
Securities activities, net	(192)	(23)
Gain on sales of real estate owned	(882)	(207)
Gain on sale of loans	(226)	(245)
Gain on sale of branch	(922)	—
Gain on sales of property and equipment	(293)	—
Equity in earnings from unconsolidated affiliates	(7,267)	(10,834)
Litigation settlement	—	(23,938)
Cost associated with debt redemption	—	11,741
Impairment of properties and equipment	3,706	—
Issuance of forgivable notes receivable	(2,675)	(3,199)
(Originations) and repayments of loans held for sale, net	(70,773)	(71,445)
Proceeds from sales of loans held for sale	63,130	70,057
Decrease in securities owned activities, net	16,348	3,612
Change in real estate inventory	(36,008)	(106,646)
Decrease (increase) in accrued interest receivable	(5,288)	20
Decrease in due to clearing agent	(5,472)	(24,631)
Increase (decrease) in securities sold but not yet purchased, net	(11,278)	13,508
Increase in deferred tax liabilities, net	2,567	10,473
Increase in other assets	(22,765)	(7,146)
Increase in other liabilities	161	22,987

Net cash provided by (used in) operating activities	803	(48,813)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	96,204	105,809
Purchase of investment securities and tax certificates	(191,761)	(107,749)
Purchases of securities available for sale	(177,631)	(424,623)
Proceeds from sales and maturities of securities available for sale	175,839	111,649
Purchases of FHLB stock, net	(9,743)	(3,829)
Net purchases and originations of loans and leases	(243,117)	(217,796)
(Contribution to) distribution from unconsolidated affiliates, net	(1,090)	11,916
Proceeds from sales of real estate owned	2,189	2,146
Additions to property and equipment, net	(23,858)	(21,918)
Net cash outflow from the sale of branch	(13,605)	—
Proceeds from the sale of property and equipment	664	—
Acquisition of Bowden Building Corporation, net of cash acquired	—	(6,109)

Net cash used in investing activities	(385,909)	(550,504)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows — Unaudited
For the Six Months Ended June 30, 2005 and 2004
(In thousands)

	2005	2004
Financing activities:
Net increase in deposits	$252,332	$191,963
Repayments of FHLB advances	(689,166)	(210,157)
Proceeds from FHLB advances	840,000	300,000
Net increase (decrease) in securities sold under agreements to repurchase	(23,648)	211,322
Net increase in federal funds purchased	4,500	20,000
Proceeds from notes and bonds payable	145,406	159,364
Repayment of notes and bonds payable	(170,261)	(112,100)
Proceeds from junior subordinated debentures	54,124	—
Payments for debt issuance costs	(1,887)	—
Change in minority interest	546	2
Issuance of 5% Preferred Stock, net of issuance cost	—	14,988
5% Preferred Stock dividends paid	(375)	(17)
Issuance of BFC Class A Common Stock	46,325	—
BFC stock issuance costs	(3,790)	—
Issuance of BFC common stock upon exercise of stock options	172	646
Payment by BFC of the minimum witholding tax upon exercise of stock option	—	(1,362)
Issuance of BankAtlantic Bancorp Class A common stock	809	1,777
Purchase of BankAtlantic Bancorp subsidiary common stock	(491)	—
Payment by BankAtlantic Bancorp of the minimum witholding tax upon exercise of stock option	(3,519)	(1,811)
BankAtlantic Bankcorp common stock dividends paid to non-BFC shareholders	(3,317)	(3,056)
Issuance of Levitt Corporation common stock, net of issuance cost	—	114,769
Levitt common stock dividends paid to non-BFC shareholders	(660)	—

Net cash provided by financing activities	447,100	686,328

Increase in cash and cash equivalents	61,994	87,011
Cash and cash equivalents at beginning of period	224,720	143,542

Cash and cash equivalents at end of period	$286,714	$230,553

Supplemental cash flow information:
Interest paid, net of amount capitalized	$61,308	$42,664
Income taxes paid	27,710	37,963
Supplementary disclosure of non-cash operating, investing and financing activities:
Loans transferred to real estate owned	1,793	838
Net loan recoveries	736	3,964
Tax certificate charge-offs , net	(50)	(100)
Securities purchased pending settlement	3,557	16,604
Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	—	508
Fair value of assets acquired from acquisition of Bowden Building Corporation	—	26,696
Fair value of liabilities assumed from acquisition of Bowden Building Corporation	—	20,587
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(441)	6,108
Change in accumulated other comprehensive income, net of taxes	4	(798)
(Decrease) increase in shareholders’ equity for the tax effect relating to share-based compensation	(12)	3,616
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
          BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company that invests in and acquires operating businesses in a variety of industries, and typically treats its control investments as long-term, buy-and-hold investments. We currently have investments in companies engaged in retail and commercial banking, full service investment banking and brokerage, homebuilding, master planned community development, time share and vacation ownership, an Asian-themed restaurant chain and various real estate and venture capital investments. The Company’s principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). Through its control of BankAtlantic Bancorp, BFC has indirect controlling interests in BankAtlantic and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”). Through its control of Levitt, BFC has indirect controlling interests in Levitt and Sons, LLC (“Levitt and Sons”), Bowden Building Corporation (“Bowden”), Levitt Commercial, LLC (“Levitt Commercial”) and Core Communities, LLC (“Core Communities”) and an indirect non-controlling interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling minority investment in Benihana, Inc. (“Benihana”). As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
          BFC itself has no operations except for its activities consisting of sourcing, analyzing, considering and, in appropriate cases, negotiating and closing on new investments, as well as monitoring existing investments. As such, BFC has no independent sources of cash-flow from operations except to the extent dividends, management fees and similar cash payments are made to BFC by its subsidiaries and investment holdings. Currently, BFC collects no management or other fees and the dividends paid to BFC do not currently cover BFC’s ongoing operating expenses. Therefore, BFC’ stand-alone activities will typically generate a loss. See “Note 2: Segment Reporting” below and specifically “BFC Activities.”
          BankAtlantic Bancorp (NYSE:BBX) is a Florida-based diversified financial services holding company that offers a wide range of banking and investment products and services through its subsidiaries. BankAtlantic Bancorp’s principal assets include the capital stock of its wholly-owned subsidiaries BankAtlantic, its banking subsidiary; and RB Holdings, Inc., a holding company that owns Ryan Beck & Co., Inc. (“Ryan Beck”), an investment banking firm which is a federally registered broker-dealer. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 76 branches located in Florida. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 37 offices in 13 states. Ryan Beck also engages in the underwriting, distribution and trading of tax-exempt, equity and debt securities.
          Levitt (NYSE:LEV) engages in homebuilding, land development and other real estate activities through Levitt and Sons, Bowden, Core Communities, Levitt Commercial, and investments in real estate projects. Levitt also owns approximately 31% of the outstanding common stock of Bluegreen, a New York Stock Exchange-listed (NYSE:BXG) company that acquires, develops, markets and sells vacation ownership interests in primarily “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities.
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
          As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require the consolidation of the financial results of both companies with those of BFC. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from the entity. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 21.8% and 16.6%, respectively, which results in BFC recognizing 21.8% and 16.6% of BankAtlantic Bancorp’s and Levitt’s net income, respectively.
          BFC’s ownership in BankAtlantic Bancorp and Levitt as of June 30, 2005 was as follows:

			Percent
	Shares	Percent of	Of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.94%	7.92%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.78%	54.92%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.62%	52.91%
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for a litigation settlement gain during the six months ended June 30, 2004 and an impairment charge during the six months ended June 30, 2005) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and for the Company’s Form 10-Q for the three months ended March 31, 2005. All significant inter-company balances and transactions have been eliminated in consolidation.
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
          The information provided for Segment Reporting is based on internal reports utilized by management. The presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management’s view, likely not be impacted.

          The Company is currently organized into three reportable segments: BFC Activities, Financial Services and Homebuilding & Real Estate Development.
          The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
This segment includes BFC’s real estate owned; loans receivable that relate to previously owned properties; other securities and investments; BFC’s overhead and interest expense and the financial results of venture partnerships which BFC controls. Segment’s results do not reflect the Company’s equity from earnings in BankAtlantic Bancorp or Levitt, this include the provision for income taxes relating to the tax effect of the Company’s earnings from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier.
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
Homebuilding & Real Estate Development
Our Homebuilding & Real Estate Development segment includes Levitt Corporation and its subsidiaries’ operations, Levitt and Sons, Core Communities, Bowden and Levitt Commercial, as well as Levitt’s investment in Bluegreen. This segment is centered around Levitt’s homebuilding, land development of master planned communities, industrial and residential properties and investments in other real estate ventures.
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

          The table below reflects the consolidated data of our business segments for the three months ended June 30, 2005 and 2004 (in thousands):

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2005	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$107,094	$—	$107,094
Interest and dividend income	245	88,058	689	(313)	88,679
Broker/dealer revenue	—	83,915	—	(1,188)	82,727
Other income	273	25,151	1,711	(244)	26,891

	518	197,124	109,494	(1,745)	305,391

Costs and Expenses:
Cost of sale of real estate	—	—	84,547	(207)	84,340
Interest expense, net	383	33,663	—	(107)	33,939
Provision for loan losses	—	820	—	—	820
Other expenses	2,121	124,143	20,085	(238)	146,111

	2,504	158,626	104,632	(552)	265,210

	(1,986)	38,498	4,862	(1,193)	40,181

Equity in earnings from unconsolidated affiliates	—	137	4,771	—	4,908

Income (loss) before income taxes	(1,986)	38,635	9,633	(1,193)	45,089
Provision (benefit) for income taxes	1,465	14,098	3,581	(494)	18,650

Income (loss) from continuing operations before minority interest	(3,451)	24,537	6,052	(699)	26,439
Minority interest in income of consolidated subsidiaries	24	19,184	5,047	(547)	23,708

Income (loss) from continuing operations	$(3,475)	$5,353	$1,005	$(152)	$2,731

Total assets at June 30, 2005	$55,536	$6,717,676	$716,206	$(40,850)	$7,448,568

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2004	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$142,530	$—	$142,530
Interest and dividend income	96	60,107	312	(630)	59,885
Broker/dealer revenue	—	63,008	—	—	63,008
Other income	321	22,219	1,876	(155)	24,261

	417	145,334	144,718	(785)	289,684

Costs and Expenses:
Cost of sale of real estate	—	—	107,676	(630)	107,046
Interest expense, net	296	19,755	—	—	20,051
Recovery for loan losses	—	(1,963)	—	—	(1,963)
Other expenses	1,387	97,902	19,665	(155)	118,799

	1,683	115,694	127,341	(785)	243,933

	(1,266)	29,640	17,377	—	45,751

Equity in earnings from unconsolidated affiliates	—	118	4,905	—	5,023

Income (loss) before income taxes	(1,266)	29,758	22,282	—	50,774
Provision for income taxes	1,845	11,498	8,595	—	21,938

Income (loss) from continuing operations before minority interest	(3,111)	18,260	13,687	—	28,836
Minority interest in income of consolidated subsidiaries	(26)	14,189	11,412	—	25,575

Income (loss) from continuing operations	$(3,085)	$4,071	$2,275	—	$3,261

Total assets at June 30, 2004	$29,152	$5,428,378	$611,104	$(118,662)	$5,949,972

          The table below reflects the consolidated data of our business segments for the six months ended June 30, 2005 and 2004 (in thousands):

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2005	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$305,960	$—	$305,960
Interest and dividend income	488	170,244	1,207	(1,075)	170,864
Broker/dealer revenue	—	138,601	—	(1,194)	137,407
Other income	427	49,004	3,463	(508)	52,386

	915	357,849	310,630	(2,777)	666,617

Costs and Expenses:
Cost of sale of real estate	—	—	215,136	(820)	214,316
Interest expense, net	692	62,951	—	(256)	63,387
Recovery for loan losses	—	(3,096)	—	—	(3,096)
Other expenses	4,504	228,928	44,547	(508)	277,471

	5,196	288,783	259,683	(1,584)	552,078

	(4,281)	69,066	50,947	(1,193)	114,539

Equity in earnings from unconsolidated affiliates	—	268	6,999	—	7,267

Income (loss) before income taxes	(4,281)	69,334	57,946	(1,193)	121,806
Provision for income taxes	4,100	24,919	22,076	(494)	50,601

Income (loss) from continuing operations before minority interest	(8,381)	44,415	35,870	(699)	71,205
Minority interest in income of consolidated subsidiaries	18	34,694	29,909	(547)	64,074

Income (loss) from continuing operations	$(8,399)	$9,721	$5,961	$(152)	$7,131

Total assets at June 30, 2005	$55,536	$6,717,676	$716,206	$(40,850)	$7,448,568

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2004	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$241,053	$—	$241,053
Interest and dividend income	189	119,736	478	(1,265)	119,138
Broker/dealer revenue	—	126,073	—	—	126,073
Other income	1,712	63,401	3,158	(155)	68,116

	1,901	309,210	244,689	(1,420)	554,380

Costs and Expenses:
Cost of sale of real estate	—	—	177,341	(1,265)	176,076
Interest expense, net	590	40,596	58	—	41,244
Recovery for loan losses	—	(2,822)	—	—	(2,822)
Other expenses	2,627	209,916	34,353	(155)	246,741

	3,217	247,690	211,752	(1,420)	461,239

	(1,316)	61,520	32,937	—	93,141

Equity in earnings from unconsolidated affiliates	—	236	10,598	—	10,834

Income (loss) before income taxes	(1,316)	61,756	43,535	—	103,975
Provision for income taxes	4,380	22,972	16,793	—	44,145

Income (loss) from continuing operations before minority interest	(5,696)	38,784	26,742	—	59,830
Minority interest in income of consolidated subsidiaries	485	30,148	21,564	—	52,197

Income (loss) from continuing operations	$(6,181)	$8,636	$5,178	$—	$7,633

Total assets at June 30, 2004	$29,152	$5,428,378	$611,104	$(118,662)	$5,949,972

3. Stock Based Compensation
          The Company currently accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of the Company’s stock on the date of grant.
          The following table illustrates the effect on net income available to common shareholders and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based compensation — Transition and Disclosure”, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Pro forma net income
Net income available to common shareholders, as reported	$2,544	$3,244	$6,756	$7,616
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects and minority interest	9	9	19	20
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(203)	(120)	(411)	(351)

Pro forma net income	$2,350	$3,133	$6,364	$7,285

Earnings per share:
Basic as reported	$0.10	$0.13	$0.26	$0.32

Basic pro forma	$0.09	$0.13	$0.24	$0.30

Diluted as reported	$0.08	$0.11	$0.22	$0.26

Diluted pro forma	$0.07	$0.11	$0.21	$0.25

          During the three and six months ended June 30, 2005, the Company received net cash proceeds of $161,000 and $173,000 respectively, from the exercise of stock options. During the three and six month periods ended June 30, 2004, the Company received net cash proceeds of $18,000 and $369,000, respectively, from the exercise of stock options. During the six months ended June 30, 2004 the Company accepted 94,699 shares of Class A Common Stock and 86,873 shares of Class B Common Stock with a fair value of $1.4 million as consideration for the exercise price of stock options and optionees’ minimum statutory withholding taxes related to option exercises.
          During July 2005, the Board of Directors granted stock options (both incentive stock options and non-qualified stock options) to acquire an aggregate of 254,024 shares of Class A Common Stock under the BFC Financial Corporation 2005 Stock Incentive Plan. The options vest five years from the grant date and expire ten years after the grant date and have an exercise price equal to the closing market price of the Class A Common Stock on the date of the grant. In connection with the options granted in July 2005, no compensation expense was recognized since the exercise price equaled the market value of the underlying Class A Common Stock on the date of grant.
          During July 2005, the Board of Directors established a non-employee director compensation plan. Under the plan, Directors elected to receive an aggregate of 22,524 shares of restricted stock. Restricted stock will be granted in Class A Common Stock under the Company’s 2005 Stock Incentive Plan and will vest monthly over the 12-month service period.
4. Impairment of Properties and Equipment
          During the three months ended June 30, 2005, BankAtlantic opened its new corporate center which also serves as BankAtlantic Bancorp’s, Levitt’s and the Company’s corporate headquarters. As a result of the corporate center relocation and the contemplated demolition of BankAtlantic’s former corporate headquarters building, an impairment charge for the $3.7 million carrying value of the building and equipment was recorded during the three and six months ended June 30, 2005.
5. Advances from the Federal Home Loan Bank
          During the six months ended June 30, 2004 BankAtlantic prepaid $108 million of Federal Home Loan Bank (“FHLB”) advances incurring prepayment penalties of $11.7 million.
          Of the $1.7 billion of FHLB advances outstanding at June 30, 2005, $531 million mature between 2008 and 2011 and have a weighted average interest rate of 5.41%, and $1.2 billion are LIBOR-based floating rate advances that mature between 2005 and 2006 and have a weighted average interest rate of 3.30%.
6. Defined Benefit Pension Plan
          At December 31, 1998, BankAtlantic froze its defined benefit pension plan (“Plan”). All participants in the Plan ceased accruing service benefits beyond that date. BankAtlantic Bancorp is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees. Under the Plan, net periodic pension expense (benefit) incurred includes the following components (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Service cost benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	388	383	776	766
Expected return on plan assets	(525)	(500)	(1,050)	(1,000)
Amortization of unrecognized net gains and losses	168	111	336	221

Net periodic pension expense (benefit)	$31	$(6)	$62	$(13)

          BankAtlantic did not contribute to the Plan during the six months ended June 30, 2005 and 2004. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2005.
7. Securities Owned
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

          Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
States and municipalities	$23,979	$10,824
Corporate bonds	6,817	10,093
U.S. Government and agencies	29,402	57,659
Corporate equities	20,572	18,042
Deferred compensation assets	26,305	27,898
Certificates of deposits	2,020	927

	$109,095	$125,443

          In the ordinary course of business, Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. As of June 30, 2005, and December 31, 2004, balances due from the clearing broker were $22.1 million and $16.6 million, respectively.
          Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Corporate equities	$9,807	$3,498
Corporate bonds	3,881	9,958
States and municipalities	67	269
U.S. Government and agencies	14,287	25,384
Certificates of deposits	142	353

	$28,184	$39,462

          Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

8. Loans Receivable
          The loan portfolio consisted of the following components (in thousands):

	June 30,	December 31,
	2005	2004
Real estate loans:
Residential	$2,295,326	$2,065,658
Construction and development	1,453,045	1,454,048
Commercial	1,027,946	1,082,294
Small business	139,233	123,740
Other loans:
Home equity	494,904	457,058
Commercial business	84,497	91,505
Small business — non-mortgage	72,543	66,679
Consumer loans	13,743	14,540
Deposit overdrafts	5,434	3,894
Residential loans held for sale	7,785	4,646
Other loans	2,871	3,364
Discontinued loans products (1)	5,266	8,285

Total gross loans	5,602,593	5,375,711

Adjustments:
Undisbursed portion of loans in process	(747,750)	(767,804)
Premiums related to purchased loans	6,633	6,609
Deferred fees	(4,068)	(5,812)
Deferred profit on commercial real estate loans	(526)	(549)
Allowance for loan and lease losses	(44,722)	(47,082)

Loans receivable — net	$4,812,160	$4,561,073

(1)	Discontinued loan products consist of non-mortgage syndication loans, lease financings, indirect consumer loans and certain small business loans originated before 2002. These loan products were discontinued during prior periods.
          At June 30, 2005, loans to Levitt from BankAtlantic had an outstanding balance of approximately $4.7 million. At December 31, 2004, loans to Levitt from BankAtlantic and BankAtlantic Bancorp had an outstanding balance of approximately $8.6 million and $38.0 million, respectively. These inter-company loans and related interest were eliminated in consolidation. At June 30, 2005, BankAtlantic had $4.2 million of undisbursed loans in process to Levitt.
9. Real Estate Held for Development and Sale
Real estate held for development and sale consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Land and land development costs	$354,933	$302,383
Construction costs	91,316	112,292
Other capitalized costs	28,447	24,020
Other real estate	5,697	5,936

Total	$480,393	$444,631

10. Investments in Unconsolidated Affiliates
     The consolidated statements of financial condition include the following amounts for investments in unconsolidated affiliates consisting of the following (in thousands):

	June 30,	December 31,
	2005	2004
Investment in Bluegreen Corporation	$87,658	$80,572
Investments in real estate joint ventures	490	608
BankAtlantic Bancorp investment in statutory business trusts	7,910	7,910
Levitt investment in statutory business trusts	1,636	—

	$97,694	$89,090

     Levitt’s investment in Bluegreen is accounted for under the equity method. At June 30, 2005, Levitt owned approximately 9.5 million shares, or approximately 31%, of Bluegreen’s outstanding common stock.
Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
Total assets	$664,835	634,809

Total liabilities	$369,625	363,933
Minority interest	7,730	6,009
Total shareholders’ equity	287,480	264,867

Total liabilities and shareholders’ equity	$664,835	634,809

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues and other income	$185,270	152,211	315,318	259,154
Cost and other expenses	161,030	135,908	279,806	234,379

Income before minority interest and provision for income taxes	24,240	16,303	35,512	24,775
Minority interest	948	1,503	1,721	2,332

Income before provision for income taxes	23,292	14,800	33,791	22,443
Provision for income taxes	8,967	5,698	13,010	8,641

Net income	$14,325	9,102	20,781	13,802

11. Debt
     On July 22, 2005, BFC amended its $14.0 million Revolving Line of Credit Promissory Note with City National Bank of Florida, as lender, by extending the maturity date to April 30, 2006. In June 2005, the revolving line of credit outstanding balance of $10.5 million was paid in full, leaving an available balance of $14.0 million.
     In November 2004, a tenant occupying 21% of the square footage of the BMOC shopping center vacated the premises. The loss of this tenant caused BMOC to operate at a negative cash flow. Management is currently seeking a replacement tenant; however, if a replacement tenant is not found that allows BMOC to return to a positive cash flow, BFC may consider transferring title of the center to the lender. Because of the negative cash flow, the mortgage is not being paid in accordance with its terms, rather, cash flow to the extent available from the shopping center is being sent to the lender. At June 30, 2005 and December 31, 2004, the balance on the BMOC shopping center non-recourse mortgage loan was approximately $8.2 million.
     Levitt formed two statutory business trusts, Levitt Capital Trust I (“LCT I”) and Levitt Capital Trust II (“LCT II”) and each issued trust preferred securities and invested the proceeds thereof in Levitt’s junior subordinated debentures. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at Levitt’s option at any time after five years from the issue date or sooner following certain specified events. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. The issuances of the trust preferred securities were each part of larger pooled trust security offerings which were not registered under the Securities Act of 1933.
     On March 15, 2005, LCT I issued $22.5 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month London Interbank Offered Rate (“LIBOR”) until the scheduled maturity date of March 30, 2035. In addition, Levitt contributed $696,000 to LCT I in exchange for all of its common securities, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from Levitt. On May 4, 2005, LCT II issued $30.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. In addition, Levitt contributed $928,000 to LCT II in exchange for all of its common securities and those proceeds were also used to purchase an identical amount of junior subordinated debentures from Levitt. A portion of the proceeds from the issuances of these junior subordinated debentures were used to repay approximately $38.0 million of indebtedness to BankAtlantic Bancorp with the balance available for general corporate purposes.
     In April 2005, Core Communities entered into a $40.0 million line of credit with an unaffiliated financial institution to provide future funding for land acquisition and development activities. Borrowings under the line of credit bear interest at the borrower’s option of either (i) the prime rate less twenty-five basis points or (ii) LIBOR plus two hundred fifty basis points. Accrued interest is due and payable monthly in arrears, and all outstanding principal and accrued interest is due and payable in April 2007. Core Communities may, at its option, extend the line of credit for one additional year to April 2008.

12. Minority Interest
     At June 30, 2005 and December 31, 2004, minority interest was approximately $675.2 million and $612.7 million, respectively. The following table summarizes the minority interest held by others in our subsidiaries (in thousands):

	June 30,	December 31,
	2005	2004
BankAtlantic Bancorp	$399,252	$366,140
Levitt	275,158	245,756
Joint Venture Partnerships	741	756

	$675,151	$612,652

13. Equity Transactions
     In June 2005, the Company sold 5,450,000 shares of its Class A Common Stock pursuant to a registered underwritten public offering at $8.50 per share. As part of the same registered offering, certain shareholders of the Company sold the underwriters 550,000 shares of the Company’s Class A Common Stock. The Company did not receive any proceeds from the sale of shares of Class A Common Stock by the selling shareholders. Net proceeds from the sale by the Company totaled approximately $42.5 million, after underwriting discounts, commissions and offering expenses. On July 14, 2005, the Company sold an additional 507,555 shares of its Class A Common Stock at $8.50 per share pursuant to the partial exercise by the underwriters of an over-allotment option granted in connection with this offering. Net proceeds from the sale of 507,555 shares was approximately $4.0 million, after underwriting discounts, commissions and offering expenses, bringing total net proceeds to BFC of the offering and exercise of the over-allotment option to $46.5 million. Approximately $10.5 million of the net proceeds of the offering were used to repay indebtedness. The Company’s management expects to use the balance of the proceeds to fund the operations and growth of the Company, including funding new investments, and for general corporate purposes.
14. BankAtlantic Branch Sale
  In January 2005, BankAtlantic sold a branch that was acquired in March 2002 in connection with the Community acquisition.
     The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the branch sale (in thousands).

Amount
Assets sold:
Loans	$2,235
Property and equipment	733
Liabilities transferred:
Deposits	(17,716)
Accrued interest payable	(27)

Net assets sold	(14,775)
Write-off of core deposit intangible assets	248
Gain on sale of branch (1)	922

Net cash outflows from sale of branch	$(13,605)

(1)	The gain on sale of branch is included in other income in the Company’s Consolidated Statements of Operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest expense	$38,477	$22,779	$71,871	$46,215
Interest capitalized	(4,538)	(2,728)	(8,484)	(4,971)

Interest expense, net	$33,939	$20,051	$63,387	$41,244

16. Commitments and Financial Instruments with off-Balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	June 30,	December 31,
	2005	2004

BFC Activities
Commitment to acquire Benihana Preferred Stock	$10,000	$10,000
Financial Services
Commitments to sell fixed rate residential loans	21,771	19,537
Commitments to sell variable rate residential loans	5,690	6,588
Forward contract to purchase mortgage-backed securities	—	3,947
Commitments to purchase variable rate residential loans	—	40,015
Commitments to originate loans held for sale	19,618	21,367
Commitments to originate loans held to maturity	401,607	238,429
Commitments to extend credit, including the undisbursed portion of loans in process	1,215,610	1,170,191
Standby letters of credit	67,831	55,605
Commercial lines of credit	100,204	121,688
BFC
BFC has entered into guaranty agreements in connection with the purchase of a shopping center in South Florida by a limited liability company. Cypress Creek Capital, a wholly owned subsidiary of BFC, has a one percent general partner interest in the limited partnership that has a 15 percent interest in the limited liability company. The guaranty agreements provides for BFC to guarantee certain carve outs on a nonrecourse loan. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $9.4 million, the amount of the indebtedness. However, based on the limited liability assets securing the indebtedness, it is reasonably likely that no payment will be required under the agreements. As general partner of the limited partnership and managing member of the limited liability company, Cypress Creek Capital does not control or have the ability to make major decisions without the consent of all partners. Other than this guarantee and the Benihana Preferred Stock commitment, the remaining instruments indicated above are direct commitments of BankAtlantic Bancorp or Levitt and their subsidiaries.

BankAtlantic Bancorp
Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $45.7 million at June 30, 2005. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment for goods and services. These types of standby letters of credit had a maximum exposure of $22.1 million at June 30, 2005. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2005 and December 31, 2004 was $144,000 and $114,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
Levitt
In the ordinary course of business, Levitt enters into contracts to purchase homesites and land held for development. At June 30, 2005, Levitt had approximately $275.9 million of commitments to purchase properties for development. Approximately $59.8 million of these commitments are subject to due diligence and satisfaction of certain requirements and conditions, including financing contingencies. At June 30, 2005, Levitt had refundable and nonrefundable deposits aggregating $6.2 million, included in other assets in the accompanying consolidated statements of financial condition. Levitt’s liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.
At June 30, 2005, Levitt’s land division was party to two contracts to purchase approximately 5,200 acres of land in the City of Hardeeville, South Carolina for a combined purchase price of approximately $42.4 million. The land is for a proposed master-planned community. The due diligence periods under the contracts have expired and non-refundable deposits have been delivered to the sellers of the land. Levitt is negotiating financing for the transactions, and there is no assurance that the transactions will be consummated. The following table summarizes certain information relating to outstanding purchase and option contracts, including those contracts subject to the satisfactory completion of due diligence.

	Purchase	Units/	Expected
	Price	Acres	Closing
Homebuilding Division	$230.0 million	6,538 Units	2005-2007
Land Division	$42.4 million	5,200 Acres	2005
Other Operations	$3.5 million	90 Units	2005-2006
At June 30, 2005 Levitt had outstanding surety bonds and letters of credit of approximately $83.9 million related primarily to its obligations to various governmental entities to construct improvements in its various communities. Levitt estimates that approximately $67.3 million of work remains to complete these improvements. Levitt does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
In connection with the development of certain of Levitt’s communities, Levitt has established community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If Levitt were not able to establish community development districts, Levitt would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that Levitt owns property within a district when assessments are levied, Levitt will be obligated to pay such assessments when they are due. As of June 30, 2005, development districts in Tradition had $50 million of community development district bonds outstanding for which no assessments had been levied. As of June 30, 2005, Levitt owned approximately 66% of the property in the districts.
Levitt has entered into an indemnity agreement with a joint venture partner relating to that partner’s guarantee of the joint venture’s indebtedness. Levitt’s maximum exposure under the indemnity agreement is estimated to be approximately $500,000. Based on the joint venture assets securing the indebtedness, it is reasonably likely that no payment will be required under the indemnity agreement.
17. Contingencies
     BankAtlantic previously disclosed that it had identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act and that it has been cooperating with regulators and other federal agencies concerning these deficiencies. BankAtlantic has provided and is continuing to provide information to the government pursuant to a number of subpoenas relating to, among other things, numerous customers and transactions and the Bank’s policies and procedures. BankAtlantic Bancorp cannot predict whether or to what extent civil or criminal regulatory action or monetary or other restrictions or penalties will be pursued against BankAtlantic or the Company by regulators or other federal agencies. No amounts have been recorded at June 30, 2005 in the financial statements relating to possible penalties from federal agencies.
18. Certain Relationships and Related Party Transactions
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
     During 2004, BankAtlantic Bancorp maintained service arrangements with BFC and Levitt, pursuant to which BankAtlantic Bancorp provided the following back-office support functions to Levitt and BFC: human resources, risk management, project planning, system support and investor and public relation services. For such services, BankAtlantic Bancorp is compensated for its costs plus 5%. Additionally, BankAtlantic Bancorp rents office space to Levitt and BFC on a month-to-month basis and receives rental payments at agreed upon rates that may not be equivalent to market rates. These amounts were eliminated in the Company’s statement of operations.

     The table below shows the service fees and rent payments received by BankAtlantic Bancorp from BFC and Levitt for office space rent and back-office support functions for the three and six month periods ended June 30, 2005 and 2004 (in thousands):

	For the Three Months Ended June 30,
	BFC	Levitt	Total
2005
Service Fees and rent	$96	$173	$269

2004
Service Fees and rent	$21	$95	$116

	For the Six Months Ended June 30,
	BFC	Levitt	Total
2005
Service fees and rent	$176	$292	$468

2004
Service fees and rent	$42	$190	$232

     Additionally, during the three and six months ended June 30, 2005 Levitt paid BankAtlantic $26,000 and $56,000, respectively, for project management services compared to $25,000 and $41,000 during the same 2004 periods. BankAtlantic Bancorp recognized expenses of $36,000 and $184,000 during the three and six months ended June 30, 2005, respectively, for risk management services provided by Bluegreen compared to $54,000 and $162,000 during the same 2004 periods. For these services BankAtlantic Bancorp pays or is compensated, as applicable, on a cost plus 5% basis.
     Cypress Creek Capital has received this year to date $25,000 in consulting fees for assisting Core Communities with the financing of certain properties.
     BFC, Levitt and two technology venture partnerships in which BFC has controlling interests maintained cash balances at BankAtlantic amounting to $13.0 million at June 30, 2005 and $39.6 million as of December 31, 2004.
     During the second quarter of 2005, BFC sold 5,450,000 shares of its Class A Common Stock in an underwritten public offering at a price of $8.50 per share. Ryan Beck participated as lead underwriter in this offering and received $1.2 million of investment banking fees for its services. The $1.2 million of investment banking fees were eliminated in the Company’s statement of operations. In July 2005, the underwriters purchased an additional share of Class A Common Stock pursuant to an over-allotment option granted in connection with the offering at a price of $8.50 per share and Ryan Beck received additional fees of approximately $166,000.
     On February 6, 2001, Alan B. Levan, Chairman, President and Chief Executive Officer of the Company and John E. Abdo, Vice Chairman of the Company, each borrowed $500,000 from the Company on a recourse basis and Glen R. Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company, each borrowed $50,000 on a non-recourse basis to make investments in a technology company sponsored by the Company. On July 16, 2002, John E. Abdo borrowed an additional $3.0 million from the Company on a recourse basis. All borrowings bear interest at the prime rate plus 1%, which interest is, except for interest on the Abdo borrowing, payable annually. The entire principal balance under the borrowings, except for the Abdo borrowing, is due in February 2006. The Abdo borrowing requires monthly interest payments, is due on demand and is secured by 2,127,470 shares of Class A Stock and 370,750 shares of Class B Stock. Amounts outstanding at June 30, 2005 are $2,790,000 from Mr. Abdo, $19,151 from Mr. Gilbert and $24,854 from Mr. Pertnoy. Amount outstanding at December 31, 2004 are $0 from Mr. Levan, $3,282,758 from Mr. Abdo, $19,151 from Mr. Gilbert and $24,854 from Mr. Pertnoy.
     Florida Partners Corporation owns 133,314 shares of the Company’s Class B Common Stock and 1,270,294 shares of the Company’s Class A Common Stock. Alan B. Levan may be deemed to beneficially be the principal shareholder and is a member of the Board of Directors of Florida Partners Corporation. Glen R. Gilbert, Executive Vice President and Secretary of the Company holds similar positions at Florida Partners Corporation.
19. Earnings per share
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
     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the six and three month periods ended June 30, 2005 and 2004 (in thousands, except per share data).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Basic earnings per share
Numerator:
Income from continuing operations	$2,731	$3,261	$7,131	$7,633
Less: Preferred stock dividends	187	17	375	17

Net income available to common shareholders	$2,544	$3,244	$6,756	$7,616

Denominator:
Weighted average number of common shares outstanding	28,774	26,588	28,460	26,402
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	26,381	24,195	26,067	24,009

Basic earnings per share	$0.10	$0.13	$0.26	$0.32

Diluted earnings per share
Numerator
Net income available to common shareholders	$2,544	$3,244	$6,756	$7,616
Effect of securities issuable by subsidiaries	(236)	(192)	(402)	(452)

Net income available after assumed dilution	$2,308	$3,052	$6,354	$7,164

Denominator
Weighted average number of common shares outstanding	28,774	26,588	28,460	26,402
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)	(2,393)
Common stock equivalents resulting from stock-based compensation	2,521	3,600	2,557	3,741

Diluted weighted average shares outstanding	28,902	27,795	28,624	27,750

Diluted earnings per share	$0.08	$0.11	$0.22	$0.26

20. Parent Company Financial Information
     BFC’s parent company unaudited Condensed Statements of Financial Condition at June 30, 2005 and December 31, 2004, unaudited Condensed Statements of Operations for the three and six month periods ended June 30, 2005 and 2004 and unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2005 and 2004 are shown below:
BFC Financial Corporation
Parent Company Condensed Statements of Financial Condition — Unaudited
(In thousands)

	June 30,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$33,320	$1,520
Investment securities	11,838	11,800
Investment in venture partnerships	995	971
Investment in BankAtlantic Bancorp, Inc.	111,142	103,125
Investment in Levitt Corporation	54,843	48,983
Investment in other subsidiaries	13,628	14,219
Loans receivable	2,871	3,364
Other assets	988	2,596

Total assets	$229,625	$186,578

Liabilities and Shareholders’ Equity

Mortgages payable and other borrowings	$—	$10,483
Other liabilities	24,274	23,816
Deferred income taxes	31,086	27,028

Total liabilities	55,360	61,327

Total shareholders’ equity	174,265	125,251

Total liabilities and shareholders’ equity	$229,625	$186,578

BFC Financial Corporation
Parent Company Condensed Statements of Operations — Unaudited
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$332	$196	$632	$379
Expenses	1,977	1,385	4,142	2,712

(Loss) before undistributed earnings from subsidiaries	(1,645)	(1,189)	(3,510)	(2,333)
Equity from earnings in BankAtlantic Bancorp	5,200	4,072	9,568	8,637
Equity from earnings in Levitt	1,006	2,274	5,961	5,176
Equity from (loss) in other subsidiaries	(253)	(52)	(568)	532

Income before income taxes	4,308	5,105	11,451	12,012
Provision for income taxes	1,577	1,844	4,320	4,379

Net income	2,731	3,261	7,131	7,633
5% Preferred Stock dividends	187	17	375	17

Net Income available to common shareholders	$2,544	$3,244	$6,756	$7,616

BFC Financial Corporation
Parent Company Statements of Cash Flow — Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2005	2004
Operating Activities:
Net cash used in operating activities	$(953)	$(2,764)

Investing Activities:
Dividends from subsidiaries	1,056	869

Net cash provided by investing activities	1,056	869

Financing Activities:
Borrowings	1,000	1,145
Repayment of borrowings	(11,483)	—
Issuance of common stock net of issuance costs	42,383	—
Issuance of preferred stock	—	14,988
Payment of the minimum withholding tax upon exercise of stock option	—	(1,362)
Issuance of common stock upon exercise of stock options	172	646
5% Preferred stock dividends paid	(375)	(17)

Net cash provided by financing activities	31,697	15,400

Increase in cash and cash equivalents	31,800	13,505
Cash at beginning of period	1,520	1,536

Cash at end of period	$33,320	$15,041

Supplementary disclosure of non-cash investing and financing activities
Interest paid on borrowings	$234	$183
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	441	6,108
Increase (decrease) in accumulated other comprehensive income, net of taxes	4	(798)
(Decrease) increase in shareholders’ equity for the tax effect relating to share-based compensation	(12)	3,616
21. New Accounting Pronouncements
     In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. The Task Force reached a consensus that the general partners in a limited partnership are presumed to control the limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. This presumption can be overcome if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. The guidance in this issue is effective after June 29, 2005 for new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. The guidance in this issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for existing limited partnerships. Management does not believe that the Task Force consensus in EITF 04-05 will have a material effect on the Company’s financial statements.
     In May 2005, FASB issued Statement No. 154 “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate. The Statement is effective for fiscal years beginning after December 15, 2005. Management does not believe that the adoption of this Statement will have a material effect on the Company’s financial statements.

     In December 2004, FASB issued Statement No. 123 (revision) Share-based payments. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations, instead requiring all share-based payments to be accounted for using a fair value method. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application.” Under the modified prospective application, this Statement applies to new awards granted after the effective date and to unvested awards at the effective date. Under the modified retrospective application, the Company would apply the modified prospective method, but also restate the prior financial statements to include the amounts that were previously recognized in the pro forma disclosures under Statement No. 123. The Statement was originally to be effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005 the Securities and Exchange Commission (“SEC”) issued a final rule to amend the effective date of the Statement for public companies to the first interim or annual reporting period of the registrant’s first fiscal year beginning after June 15, 2005. Also, on March 29, 2005 the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses the staff’s views of the interaction between FASB Statement No. 123R, Share-Based Payment, and certain SEC rules and regulations. SAB No. 107 also addresses the valuation of share-based payment arrangements for public companies. Management is currently evaluating the Statement, the SEC’s guidance and the two transitional applications, and anticipates adopting the Statement as of January 1, 2006.
     In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. This Statement amends SFAS No. 66, “Accounting for Sales of Real Estate", and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects", in association with the issuance of the AICPA’s SOP 04-2, “Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. The provisions of SFAS No. 152 and SOP 04-2 become effective for Bluegreen on January 1, 2006. Bluegreen has indicated in its periodic reports filed with the SEC that it has not completed its evaluation of the impact of these standards on its consolidated financial statements. Accordingly, management of the Company has not yet determined the impact of these standards on its consolidated financial statements.
22. Litigation
     On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against Levitt and certain of its subsidiaries in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of 95 named plaintiffs residing in approximately 65 homes located in one of Levitt’s communities in Central Florida. The complaint alleges: breach of contract, breach of implied covenant of good faith and fair dealing; failure to disclose latent defects; breach of express warranty; breach of implied warranty; violation of building code; deceptive and unfair trade practices; negligent construction; and negligent design. Plaintiffs seek certification as a class, or in the alternative to divide into sub-classes, unspecified damages alleged to range from $50,000 to $400,000 per house, costs and attorneys’ fees. Plaintiffs seek a trial by jury.
23. Subsequent Event
     On August 4, 2005, the Company purchased 400,000 shares of Series B Convertible Preferred Stock (“Convertible Preferred Stock”) pursuant to an agreement entered with Benihana Inc. in June 2004 to purchase an aggregate of 800,000 shares of Convertible Preferred Stock for $25.00 per share. This purchase brings the Company’s ownership of Benihana to 800,000 shares of Convertible Preferred Stock and completes the Company’s commitment to Benihana. Based upon Benihana’s currently outstanding capital stock, the Convertible Preferred Stock if converted would represent approximately 23% of Benihana voting and 10% of Benihana economic interest.

Consolidated Financial Summary
BFC Financial Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Consolidated Financial Summary
Condensed Statement of Financial Condition

	June 30,	December 31,
	2005	2004
(In thousands)
Assets	$7,448,568	$6,954,847

Liabilities	$6,599,152	$6,216,944
Minority interest	675,151	612,652
Shareholders’ equity	174,265	125,251

Liabilities and shareholders’ equity	$7,448,568	$6,954,847

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004
BFC Activities	$(3,451)	$(3,111)	$(8,381)	$(5,696)
Financial Services	24,537	18,260	44,415	38,784
Homebuilding & Real Estate Development	6,052	13,687	35,870	26,742
Eliminations	(699)	—	(699)	—

	26,439	28,836	71,205	59,830

Minority interest in income of consolidated subsidiaries	23,708	25,575	64,074	52,197

Net income	2,731	3,261	7,131	7,633
5% Preferred Stock dividends	187	17	375	17

Net income available to common shareholders	$2,544	$3,244	$6,756	$7,616

     Net income for the three months ended June 30, 2005 was $2.7 million compared with $3.3 million for the same period in 2004. Net income for the six months ended June 30, 2005 was $7.1 million compared with $7.6 million for the same period in 2004. The three and six month periods ended June 30, 2005 included an after tax impairment charge net of minority interest of $322,000 associated with a decision to vacate and raze BankAtlantic’s former headquarters in conjunction with the opening of a new corporate headquarters building. Results for the six months ended June 30, 2004 included two items resulting in an after tax gain of $1.4 million net of minority interest. These items were a litigation settlement and after-tax costs associated with the prepayment of certain high cost debt. Excluding the effect of these items for the three months ended June 30, 2005 and 2004, net income in the 2005 quarter would have been $3.1 million, compared to $3.3 million in the 2004 period. Excluding the effect of these items for the six months ended June 30, 2005 and 2004, net income in 2005 would have been $7.5 million, compared to $6.3 million in 2004, an increase of 19%.
     The 5% Preferred Stock dividend represents the dividends paid by the Company on our 5% Cumulative Convertible Preferred Stock.

Consolidated Financial Summary
     Excluding the 2004 and 2005 non operating items from net income is not in accordance with GAAP, and this non-GAAP financial measure should not be construed as being superior to GAAP. A reconciliation of 2004 and 2005 GAAP net income to net income excluding the non-operating items is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
GAAP net income	$2,731	$3,261	$7,131	$7,633
Impairment of properties and equipment	322	—	322	—
Cost associated with debt redemption	—	—	—	1,042
Litigation settlement	—	—	—	(2,417)

Net income excluding the non-operating items	$3,053	$3,261	$7,453	$6,258

Overview
     We are a diversified holding company whose principal holdings consist of direct controlling interests in BankAtlantic Bancorp, our financial services business subsidiary, and Levitt, our homebuilding and real estate development subsidiary. As a consequence of our direct controlling interests, we have indirect controlling interests through BankAtlantic Bancorp in BankAtlantic and Ryan Beck and through Levitt, we have indirect controlling interests in Levitt and Sons, Core Communities and Bowden. We also hold a direct non-controlling minority investment in Benihana and through Levitt, an indirect minority interest in Bluegreen. As a result of our position as the controlling shareholder of BankAtlantic Bancorp, we are a “unitary savings bank holding company” regulated by the Office of Thrift Supervision. Our primary activities presently relate to managing our current investments and identifying and potentially making new investments. As of June 30, 2005, we had total consolidated assets of approximately $7.4 billion, including the assets of our consolidated subsidiaries, minority interest of $675.1 million and shareholders’ equity of approximately $174.3 million.
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

Consolidated Financial Summary
BFC’s ownership in BankAtlantic Bancorp and Levitt as of June 30, 2005 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.94%	7.92%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.78%	54.92%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.62%	52.91%
Forward Looking Statement
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BFC Financial Corporation (“the Company” or “BFC” which may be referred to as “we”, “us” or “our”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this document. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and you should note that prior or current performance of investments and acquisitions is not a guarantee or indication of future performance. Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, investment banking, real estate development, homebuilding, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Other risks and uncertainties associated with BFC include: the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services; our ability to successfully execute our anticipated growth strategies; that BFC shareholders’ interests will be diluted in transactions utilizing BFC stock for consideration, that appropriate investment opportunities on reasonable terms and at reasonable prices will not be available, the performance of those entities in which investments are made may not be as anticipated, and that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made; with respect to BankAtlantic Bancorp and BankAtlantic: the risks and uncertainties associated with: credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on BankAtlantic Bancorp activities and the value of its assets; BankAtlantic’s seven-day banking initiative and other growth initiatives not being successful or producing results which justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; as well as BankAtlantic’s ability to address and the costs associated with the correction of compliance deficiencies associated with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act, and whether or to what extent monetary fines, restrictions on operations or other penalties relating to these compliance deficiencies will be imposed on BankAtlantic Bancorp or the Bank by regulators or other federal agencies. Past performance, actual or estimated new account openings and growth rates may not be indicative of future results. Further, this document contains forward-looking statements

Consolidated Financial Summary
with respect to Ryan Beck, which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services; changes in economic or regulatory policies; its ability to recruit and retain financial consultants; the volatility of the stock market and fixed income markets, and the effects on the volume of its business and the value of it securities portfolio and positions, including its securities sold and not yet purchased; as well as its revenue mix, the success of new lines of business and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. With respect to Levitt: the risks and uncertainties relating to the market for real estate generally and in the areas where Levitt has developments; the impact of hurricanes and tropical storms in the areas in which Levitt operates, the market for real estate generally and in the areas where Levitt has developments, including the impact of market conditions on Levitt’s margins; delays in opening planned new communities; the availability and price of land suitable for development in our current markets and in markets where Levitt intends to expand and its ability to successfully acquire land necessary to meet its growth objectives; Levitt’s ability to consummate the proposed land transactions in South Carolina; Levitt’s ability to successfully expand into new markets; shortages and increased costs of construction materials and labor; the effects of increases in interest rates; environmental factors, the impact of governmental regulations and requirements; Levitt’s ability to timely deliver homes from backlog and successfully manage growth; Levitt’s ability to negotiate and consummate acquisition financing upon favorable terms and Levitt’s success at managing the risks involved in the foregoing. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
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
     The discussion that follows reports on the operations and related matters for the BFC Activities segment (in thousands).

	For the Three Months		Change	For the Six Months		Change
	Ended June 30,		2005 vs.	Ended June 30,		2005 vs.
	2005	2004	2004	2005	2004	2004
Revenues
Interest and dividend income	$245	$96	$149	$488	$189	$299
Other income, net	273	321	(48)	427	1,712	(1,285)

	518	417	101	915	1,901	(986)

Cost and Expenses
Interest expense	383	294	89	692	590	102
Employee compensation and benefits	1,224	770	454	2,820	1,618	1,202
Other expenses	897	619	278	1,684	1,009	675

	2,504	1,683	821	5,196	3,217	1,979

Loss before income taxes	(1,986)	(1,266)	(720)	(4,281)	(1,316)	(2,965)
Provision for income taxes	1,465	1,845	(380)	4,100	4,380	(280)

Loss from continuing operations before minority interest	(3,451)	(3,111)	(340)	(8,381)	(5,696)	(2,685)

Minority interest in income of consolidated subsidiaries	24	(26)	50	18	485	(467)

Loss from continuing operations	$(3,475)	$(3,085)	$(390)	$(8,399)	$(6,181)	$(2,218)

     The increase in interest and dividend income for the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 was primarily due to dividend income received on our Benihana investment. Dividends from BankAtlantic Bancorp and Levitt are reflected as an adjustment to our investment and are not included in revenues.
     In March 2004, BankAtlantic Bancorp and a venture partnership consolidated in the BFC activities segment

BFC Activities (Continued)
settled litigation with a technology company. In connection with that settlement, the partnership recognized a $1.1 million gain which is included in other income.
     The increase in employee compensation and benefits during the three and six month periods ended June 30, 2005 compared to the same periods in 2004 was due to an increase in bonus accruals and in the number of employees.
     The increase in other expenses during the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 was primarily due to an increase in administrative expenses. The increase in administrative expense was due to professional fees incurred to comply with the Sarbanes Oxley Act combined with increased investor relations expenses, legal expenses and intangible taxes.
     The BFC Activities segment results do not reflect the Company’s equity from earnings in BankAtlantic Bancorp or Levitt, but include the provision for income taxes relating to the tax effect of the Company’s earnings from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier.

BFC Activities (Continued)
Liquidity and Capital Resources of BFC

	For the Six Months Ended
	June 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$(1,357)	$(2,530)
Investing activities	1,026	845
Financing activities	31,650	15,280

Increase in cash and cash equivalents	31,319	13,595
Cash and cash equivalents at beginning of period	2,227	1,602

Cash and cash equivalents at end of period	$33,546	$15,197

     In June 2005, the Company sold 5,450,000 shares of its Class A Common Stock pursuant to a registered underwritten public offering at $8.50 per share. Net proceeds from the sale totaled approximately $42.5 million, after underwriting discounts, commissions and offering expenses. On July 14, 2005, the Company sold an additional 507,555 shares of its Class A Common Stock at $8.50 per share pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds from the 507,555 shares were approximately $4.0 million, after underwriting discounts, commissions and offering expenses. Approximately $10.5 million of the net proceeds of the offering were used to repay indebtedness and an additional $10.0 million was used to purchase the second tranche of Benihana convertible preferred stock. The Company’s management expects to use the balance of the proceeds to fund the operations and growth of the Company, including through new investments and acquisitions, and for general corporate purposes.
     The primary sources of funds to BFC for the six months ended June 30, 2005 and 2004 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Net proceeds received in June 2005 from the sale of 5,450,000 shares of Class A Common Stock in an underwritten public offering for approximately $42.5 million after underwriting discounts, commissions and offering expenses;

•	Net proceeds received of $15.0 million in June 2004 from the issuance of our Cumulative Convertible 5% Preferred Stock;

•	Borrowings on our revolving line of credit;

•	Dividends from BankAtlantic Bancorp and Levitt;

•	Dividends from Benihana;

•	Revenues from property operations;

•	Principal and interest payments on loans receivable, and

•	Proceeds from the exercise of stock options.
Funds were primarily utilized by BFC to:
•	Fund the payment of dividends on the Company’s 5% Cumulative Convertible Preferred Stock;

•	Reduce mortgage payables and other borrowings, and

•	Fund BFC’s operating and general and administrative expenses.
  BFC has a $14.0 million revolving line of credit with an April 2006 maturity that can be utilized for working capital as needed. The interest rate on this facility is at LIBOR plus 280 basis points (6.14% at June 30, 2005). At June 30, 2005, no amounts were drawn under this revolving line of credit.
  In addition to the liquidity provided by the underwritten stock sale, we expect to meet our short-term liquidity requirements generally through cash dividends from BankAtlantic Bancorp, Levitt and Benihana, net cash provided by operations, borrowings on our $14.0 million revolving line of credit and existing cash balances. We expect to meet our long-term liquidity requirements through the foregoing, as well as long term secured and unsecured

BFC Activities (Continued)
indebtedness, and future issuances of equity and/or debt securities.
     The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At June 30, 2005, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $.035 per share on its Class A and Class B Common Stock. BFC currently receives approximately $462,000 per quarter in dividends from BankAtlantic Bancorp.
     Levitt has paid a quarterly dividend to its shareholders since July 2004. Levitt’s most recent quarterly dividend was $0.02 per share on its Class A and Class B common stock which resulted in the Company receiving approximately $66,000. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operation and financial condition.
     At June 30, 2005 and December 31, 2004, approximately $8.2 million of BFC’s mortgage payables related to a non-recourse mortgage loan on the BMOC shopping center. This loan bears interest at 9.2% per annum and matures in May 2007. In November 2004, a tenant occupying 21% of the square footage of the BMOC shopping center vacated the premises. The loss of this tenant caused BMOC to operate at a negative cash flow. Management is currently seeking a replacement tenant, however, if a replacement tenant is not found that allows BMOC to return to a positive cash flow, BFC may consider transferring title of the center to the lender. If the property were deeded to the lender, BFC would recognize a gain of approximately $4.2 million. Because of the negative cash flow, the mortgage is not being paid in accordance with its terms, rather, cash flow to the extent available from the shopping center is being sent to the lender. At June 30, 2005 and December 31, 2004, approximately $491,000 and $544,000 respectively, of the mortgage payables related to mortgage receivables received by BFC in connection with the sale of properties previously owned by the Company where the purchaser did not assume the underlying existing mortgage payables. These mortgage payables bear interest at 6% per annum and have maturity dates ranging from 2009 through 2010.
     During the quarter ended June 30, 2004, the Company entered into an agreement with Benihana Inc., to purchase an aggregate of 800,000 shares of Series B Convertible Preferred Stock for $25.00 per share. On July 1, 2004, the Company funded the first tranche of convertible preferred stock in the amount of $10.0 million for the purchase of 400,000 shares. Benihana exercised its right to require the Company to purchase the remaining 400,000 shares of Series B Convertible Preferred Stock and we completed the purchase of the second tranche of these shares for the $10 million purchase price on August 4, 2005. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. It is anticipated the Company will receive approximately $250,000 per quarter.
     BFC has entered into guaranty agreements in connection with the purchase of a shopping center in South Florida by a limited liability company. Cypress Creek Capital, a wholly owned subsidiary of BFC, has a one percent general partner interest in the limited partnership that has a 15 percent interest in the limited liability company. The guaranty agreements provides for BFC to guarantee certain carve outs on a nonrecourse loan. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $9.4 million, the amount of the indebtedness. However, based on the limited liability assets securing the indebtedness, it is reasonably likely that no payment will be required under the agreements.
     On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Cumulative Convertible Preferred Stock for $15.0 million in a private offering. Holders of the 5% Cumulative Convertible Preferred Stock are entitled to receive when and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Cumulative Convertible Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance and payable quarterly. For the six months ended June 30, 2005, the Company paid

BFC Activities (Continued)
approximately $375,000 in cash dividends on the 5% Cumulative Convertible Preferred Stock. Holders of the Cumulative Convertible 5% Preferred Stock are entitled to receive a quarterly dividend of $12.50 per share, or $187,500 in the aggregate per quarter.
BankAtlantic Compliance Matter
     BankAtlantic continues to address compliance issues relating to the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act. Compliance improvements include revised technology and systems and procedures, and a substantial increase to compliance staffing. The 2005 impact of these on-going compliance-related costs is estimated to be $2.5 million annually. BankAtlantic cannot predict whether or to what extent monetary or other restrictions or penalties might be imposed upon it by regulators or other federal agencies relating to compliance deficiencies. Other financial institutions have been required to enter into materially restrictive regulatory agreements and to pay substantial fines and assessments in connection with their activities and compliance deficiencies. BankAtlantic Bancorp and BankAtlantic may be the subject of similar civil and criminal regulatory proceedings and actions and may be required to pay fines or penalties which may be similar to, greater than or less than those imposed on other institutions. See the Company’s Report on Form 10-Q for the quarter ended March 31, 2005.
     The compliance issues at BankAtlantic Bancorp and BankAtlantic as discussed above could potentially have an impact on the Company.

Consolidated Financial Condition
Consolidated Assets and Liabilities
  Total consolidated assets at June 30, 2005 and December 31, 2004 were $7.4 billion and $7.0 billion, respectively. The change of components in total assets from December 31, 2004 to June 30, 2005 is summarized below:
•	A net increase in BFC’s cash and cash equivalents which resulted from $42.5 million of net proceeds from the sale of 5,450,000 shares of BFC’s Class A Common Stock in the underwritten public offering;

•	Purchase of approximately $486 million of residential real estate loans;

•	Origination of or participation in $705 million of commercial and small business loans;

•	Origination of approximately $238 million of home equity loans;

•	Purchase of approximately $58 million of mortgage-backed securities;

•	Purchase of approximately $54 million of tax-exempt securities;

•	Purchase of approximately $119 million of managed-fund securities;

•	Repayments and maturities of loan, investment securities and tax certificates totaling approximately $1.4 billion;

•	An increase in Levitt’s investment in Bluegreen Corporation of approximately $7.1 million primarily associated with its equity in Bluegreen’s earnings;

•	Levitt’s net increase in inventory of real estate of approximately $39.7 million resulting primarily from land acquisitions by Levitt’s homebuilding division and increases in land development and construction costs. Levitt’s inventory of real estate net increase was partially offset with lower real estate held for development and sale associated with units closed at the Riverclub real estate joint venture acquired by BankAtlantic in connection with the 2002 Community acquisition;

•	Levitt’s increase of $5.9 million in property and equipment primarily related to the construction of an irrigation facility in Tradition and other purchases.

•	Additions of $17 million of fixed assets associated with BankAtlantic Bancorp’s new corporate headquarters building and BankAtlantic’s branch renovation and expansion initiatives partially offset by a $3.7 million fixed asset impairment associated with the relocation of BankAtlantic Bancorp’s corporate headquarters and the decision to demolish its previous headquarter building;

•	An increase in the receivable from Ryan Beck’s clearing agent partially offset by a corresponding decrease in securities owned associated with Ryan Beck’s trading activities;

•	Higher other assets balances related to $19.6 million of fees due from other broker dealers associated with the large mutual to stock transaction managed by Ryan Beck;

•	Increases in accrued interest receivable due to higher loans receivable and securities balances; and

•	Higher Federal Home Loan Bank stock balances associated with increased stock ownership membership requirements that went into effect during the first quarter of 2005 as well as an increase in FHLB advances.
     The Company’s total consolidated liabilities at June 30, 2005 were $6.6 billion, compared to $6.2 billion at December 31, 2004. The change in components of total liabilities from December 31, 2004 to June 30, 2005 is summarized below:
•	Higher deposit account balances primarily resulting from the growth in low-cost deposits associated with “Florida’s Most Convenient Bank” and totally free checking account initiatives;

•	Higher FHLB advance borrowings used to fund loan and investment securities growth; and

•	Levitt’s issuance of junior subordinated debentures of $54.1 million;

The above increases in total liabilities were partially offset by:

•	A net decrease in Levitt notes and mortgage notes payable of approximately $11.8 million and BFC’s $10.5 million payment to its revolving line of credit;

•	A decrease in securities sold but not yet purchased associated with Ryan Beck’s trading activities;

Consolidated Financial Condition (Continued)
•	A decrease in other liabilities primarily due to a $22 million decline in securities purchased pending settlement partially offset by a $14 million increase in current taxes payable associated with second quarter earnings; and

•	Lower short term borrowings due to the utilization of short-term FHLB advances to partially replace repurchase agreements and federal funds purchased borrowings.
Minority Interest
     At June 30, 2005 and December 31, 2004, minority interest was approximately $675.2 million and $612.7 million, respectively. The following table summarizes the minority interest held by others in our subsidiaries (in thousands):

	June 30,	December 31,
	2005	2004
BankAtlantic Bancorp	$399,252	$366,140
Levitt	275,158	245,756
Joint Venture Partnerships	741	756

	$675,151	$612,652

     The increase in minority interest in BankAtlantic Bancorp was primarily attributable to $44.4 million in earnings during the six months ended June 30, 2005 and $6.1 million of proceeds and associated tax benefits from the issuance of BankAtlantic Bancorp common stock upon the exercise of stock options. The above increases were partially offset by $4.2 million of dividends on BankAtlantic Bancorp common stock, a $347,000 reduction in BankAtlantic Bancorp additional paid in capital resulting from the retirement of 90,000 shares of Ryan Beck’s common stock issued upon the exercise of employee stock options in June 2004, a $263,000 other comprehensive loss net of income taxes and $4.6 million in BankAtlantic Bancorp additional paid in capital related to the acceptance of BankAtlantic Bancorp Class A common stock as consideration for the payment of withholding taxes and the exercise price due upon the exercise of BankAtlantic Bancorp Class A common stock options by various executive officers of BankAtlantic Bancorp.
     The increase in minority interest in Levitt was attributable to $35.9 million in earnings partially offset by the payment of cash dividends of $792,000 on Levitt’s common stock.
Shareholders’ Equity
     Shareholders’ equity at June 30, 2005 and December 31, 2004 was $174.3 million and $125.3 million, respectively. The increase in shareholders’ equity was primarily due to $7.1 million in earnings and $42.5 million from the sale of 5.45 million shares pursuant to a registered underwritten public offering discussed above, as well as $172,000 from the issuance of Class B Common Stock upon the exercise of stock options. Offsetting the above increases was a $441,000 reduction in additional paid in capital relating to the net effect of our controlled subsidiaries’ capital transactions, net of income taxes and $375,000 in cash dividends on the Company’s 5% Cumulative Convertible Preferred Stock.

Financial Services
     Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission Accordingly, references in the following discussion under the caption “Financial Services” to the “Company”, “we”, “us” or “our” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
     “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its wholly owned subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2005 and 2004, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm located in Florham Park, New Jersey, and its subsidiaries (“Ryan Beck”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiative and other growth initiatives not producing results which justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; as well as our ability to address and the costs associated with the correction of compliance deficiencies associated with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act, and whether or to what extent monetary or other restrictions or penalties relating to these compliance deficiencies will be imposed on the Company by regulators or other federal agencies. Past performance, actual or estimated new account openings and growth rates may not be indicative of future results. Further, this document contains forward-looking statements with respect to Ryan Beck, which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, its ability to recruit and retain financial consultants, the volatility of the stock market and fixed income markets and its effects on the volume of its business and the value of its securities positions and portfolio, as well as its revenue mix, and the success of new lines of business; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing

Financial Services (Continued)
the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate held for development and real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, and accounting for contingencies. The six accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations and (vi) accounting for contingencies. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Summary Consolidated Results of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2005	2004	Change	2005	2004	Change
BankAtlantic	$14,771	$14,409	$362	$35,632	$18,129	$17,503
Ryan Beck	13,031	7,014	6,017	15,561	12,142	3,419
Parent Company	(3,265)	(3,163)	(102)	(6,778)	8,513	(15,291)

Net income	$24,537	$18,260	$6,277	$44,415	$38,784	$5,631

For the Three Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Net income increased 34% to $24.5 million for the second quarter 2005, up from $18.3 million earned in the 2004 quarter. The 2005 quarter includes a $2.4 million after-tax impairment charge associated with a decision to vacate and raze BankAtlantic’s former headquarters in conjunction with the opening of a new corporate headquarters building. Excluding the effect of this item, net income for the quarter would have increased 48% to $26.9 million.
     BankAtlantic’s segment net income was favorably impacted by a substantial improvement in its net interest income and growth in non-interest income, including revenues from a real estate joint venture. These items were partially offset by higher operating expenses, an impairment charge, and a higher provision for credit losses.
     The significant increase in BankAtlantic’s net interest income was due to earning asset growth and continued improvement in its net interest margin. The improved net interest margin resulted from a combination of several factors, including the continued growth of low cost deposits and earning asset yields.
     The higher noninterest income was directly related to service charges associated with growth in the number of deposit accounts from initiatives adopted in connection with BankAtlantic’s “Florida’s Most Convenient Bank” marketing campaign.
     The above improvements in BankAtlantic’s earnings were partially offset by higher advertising and operating expenses relating to several new initiatives associated with the “Florida’s Most Convenient Bank” campaign which were designed to enhance customer service and convenience.
     The change in the provision for loan losses was primarily due to lower loan recoveries, and a higher allowance for home equity loan losses.
     The substantial increase in Ryan Beck segment earnings was due to the completion of a large mutual to stock

Financial Services (Continued)
transaction, in which Ryan Beck served as joint lead manager on the syndicated offering and sole manager on the subscription offering. The transaction was the largest single transaction in Ryan Beck’s history. In this transaction, 393 million shares of stock were issued and a total of $3.9 billion was raised. As a result, Ryan Beck’s net income rose 86% to $13.0 million for the quarter, vs. $7.0 million in 2004.
     Parent Company segment net loss in 2005 was consistent with 2004. Higher interest expenses from floating rate junior subordinated debentures were partially offset by lower professional fees associated with the parent company segment compliance with the Sarbanes Oxley Act.
For the Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Net income increased 15% from the same 2004 period. The 2005 period was affected by the impairment charge discussed above, while net income in the first six months of 2004 included the recognition of a $22.8 million pre-tax gain in connection with a March 2004 settlement of litigation with a technology company in which the Company was an investor. This settlement gain was partially offset by prepayment penalties of $11.7 million (pre-tax) in the 2004 period that BankAtlantic incurred by prepaying high fixed interest rate FHLB advances totaling $108 million. Excluding the impact of the impairment charge in 2005, the litigation settlement gain and the cost associated with FHLB advance prepayment penalties in 2004, net income would have increased 48% to $46.8 million for the first six months of 2005, compared to $31.6 million earned for the corresponding period in 2004.

Financial Services (Continued)
BankAtlantic
Net interest income

	BankAtlantic
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
(dollars in thousands)	June 30, 2005			June 30, 2004
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Loans:
Residential real estate	$2,262,214	$27,597	4.88%	$1,386,482	$15,781	4.55%
Commercial real estate	1,726,861	30,298	7.02	1,641,438	22,670	5.52
Consumer	505,338	7,595	6.01	403,824	4,067	4.03
Lease financing	4,710	131	11.13	11,526	317	11.00
Commercial business	85,778	1,598	7.45	103,780	1,589	6.12
Small business	206,272	3,788	7.35	182,171	3,223	7.08

Total loans	4,791,173	71,007	5.93	3,729,221	47,647	5.11
Investments — tax exempt	368,264	5,329 (1)	5.79	72,675	938 (1)	5.17
Investments — taxable	722,628	9,520	5.27	620,285	8,505	5.48

Total interest earning assets	5,882,065	$85,856	5.84%	4,422,181	$57,090	5.16%

Goodwill and core deposit intangibles	79,910			81,849
Other non-interest earning assets	298,018			251,755

Total Assets	$6,259,993			$4,755,785

Deposits:
Savings	$301,331	$209	0.28%	$242,506	$161	0.27%
NOW	685,769	723	0.42	586,259	534	0.37
Money market	906,514	3,295	1.46	912,065	2,116	0.93
Certificate of deposit	782,335	5,307	2.72	709,523	3,977	2.25

Total interest bearing deposits	2,675,949	9,534	1.43	2,450,353	6,788	1.11

Short-term borrowed funds	364,575	2,681	2.95	300,460	702	0.94
Advances from FHLB	1,615,310	15,604	3.87	696,661	7,769	4.49
Long-term debt	35,810	578	6.47	36,429	505	5.58

Total interest bearing liabilities	4,691,644	28,397	2.43	3,483,903	15,764	1.82
Demand deposits	982,332			755,593
Non-interest bearing other liabilities	48,459			24,585

Total Liabilities	5,722,435			4,264,081
Stockholder’s equity	537,558			491,704

Total liabilities and stockholder’s equity	$6,259,993			$4,755,785

Net tax equivalent interest income/ net interest spread		$57,459	3.41%		$41,326	3.34%

Tax equivalent adjustment		(1,866)			(328)
Capitalized interest from real estate operations		438			346

Net interest income		56,031			41,344

Margin
Interest income/interest earning assets			5.84%			5.16%
Interest expense/interest earning assets			1.94			1.43

Net interest margin (tax equivalent)			3.90%			3.73%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Three Months Ended June 30, 2005 Compared to the Same 2004 Period:
     The substantial improvement in tax equivalent net interest income primarily resulted from a 33% increase in average interest earning assets and a 17 basis point improvement in the net interest margin.
     BankAtlantic’s average interest earning asset balances increased primarily due to the purchase of residential loans and investments. To a lesser extent, we also experienced growth in our home equity and

Financial Services (Continued)
commercial real estate loan portfolios. The growth in our interest earning assets was funded through deposit growth, short term borrowings and Libor-based FHLB advances.
     The improvement in our tax equivalent net interest margin primarily resulted from changes in our deposit mix to a higher percentage of low cost deposits to total deposits as well as increased yields from most earning assets. Low cost deposits are savings, NOW and demand deposits, and these now comprise 54% of total deposits. Since June 2004, the prime interest rate has increased from 4.00% to 6.25%. This increase has favorably impacted the yields on earning assets, which were partially offset by higher rates on our short term borrowings, certificate accounts, money market deposits, Libor-based FHLB advances and long term debt. BankAtlantic believes that it could potentially continue to realize some margin improvement in a rising rate environment; however, a prolonged flattening of the yield curve could lessen or prevent further net interest margin improvement.

Financial Services (Continued)

	BankAtlantic
	Average Balance Sheet - Yield / Rate Analysis
	For the Six Months Ended
	June 30, 2005			June 30, 2004
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Loans:
Residential real estate	$2,174,332	$53,106	4.88%	$1,356,271	$31,722	4.68%
Commercial real estate	1,743,213	58,621	6.73	1,665,700	46,364	5.57
Consumer	496,591	14,371	5.79	389,023	7,967	4.10
Lease financing	5,472	298	10.89	12,584	698	11.09
Commercial business	90,007	3,222	7.16	101,369	3,089	6.09
Small business	201,031	7,279	7.24	178,031	6,308	7.09

	4,710,646	136,897	5.81	3,702,978	96,148	5.19
Investments — tax exempt	351,241	10,158 (1)	5.78	38,019	989	5.20
Investments — taxable	727,755	19,075	5.24	580,382	16,314	5.62

Total interest earning assets	5,789,642	$166,130	5.74%	4,321,379	$113,451	5.25%

Goodwill and core deposit intangibles	80,141			82,056
Other non-interest earning assets	290,560			245,915

Total Assets	$6,160,343			$4,649,350

Deposits:
Savings	$291,476	$399	0.28%	$231,256	$304	0.26%
NOW	675,100	1,324	0.40	564,939	1,026	0.37
Money market	913,907	5,998	1.32	889,416	3,992	0.90
Certificate of deposit	779,858	10,108	2.61	739,736	8,439	2.29

Total deposits	2,660,341	17,829	1.35	2,425,347	13,761	1.14

Short-term borrowed funds	360,832	4,804	2.68	225,597	1,004	0.89
Advances from FHLB	1,576,090	29,278	3.75	728,817	16,867	4.65
Long-term debt	36,504	1,178	6.51	36,136	987	5.49

Total interest bearing liabilities	4,633,767	53,089	2.31	3,415,897	32,619	1.92
Demand deposits	948,214			710,194
Non-interest bearing other liabilities	46,349			29,305

Total Liabilities	5,628,330			4,155,396
Stockholder’s equity	532,013			493,954

Total liabilities and stockholder’s equity	$6,160,343			$4,649,350

Net interest income/net interest spread		$113,041	3.43%		$80,832	3.33%

Tax equivalent adjustment		(3,554)			(346)
Capitalized interest from real estate operations		889			653

Net interest income		110,376			81,139

Margin
Interest income/interest earning assets			5.74%			5.25%
Interest expense/interest earning assets			1.85			1.52

Net interest margin			3.89%			3.73%

(1)	The tax equivalent basis is computed using a 35% tax rate.

Financial Services (Continued)
For the Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Net interest income for the six month period increased significantly from 2004 levels. The increase resulted primarily from the items discussed above for the three months ended June 30, 2005.
Provision for Loan Losses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Balance, beginning of period	$43,042	$45,383	$46,010	$45,595
Charge-offs:
Consumer loans	(42)	(241)	(110)	(390)
Residential real estate loans	(56)	(124)	(254)	(355)
Small business	(467)	—	(595)	—

Continuing loan products	(565)	(365)	(959)	(745)
Discontinued loan products	(511)	(159)	(835)	(646)

Total charge-offs	(1,076)	(524)	(1,794)	(1,391)

Recoveries:
Commercial business loans	121	256	1,231	324
Commercial real estate loans	6	2,050	6	2,051
Small business	219	233	404	242
Consumer loans	39	106	83	154
Residential real estate loans	—	217	1	243

Continuing loan products	385	2,862	1,725	3,014
Discontinued loan products	479	979	805	2,341

Total recoveries	864	3,841	2,530	5,355

Net (charge-offs) recoveries	(212)	3,317	736	3,964
Provision for (recovery from) loan losses	820	(1,963)	(3,096)	(2,822)

Balance, end of period	$43,650	$46,737	$43,650	$46,737

     The change in net charge-offs / recoveries primarily resulted from a $2.1 million recovery in the 2004 second quarter of a residential construction loan that was charged off in 2002 and lower net recoveries associated with discontinued loan products. The remaining balance of these discontinued loan products declined to $5.3 million at June 30, 2005 from $19.6 million at June 30, 2004. Discontinued loan products are lease financing, indirect consumer lending, non-real estate syndication lending, and certain types of small business lending. Additionally in the current period, approximately $300,000 was charged off related to a small business loan to a plumbing contractor and approximately $400,000 was charged off related to aviation leases. For the six month period ended June 30, 2005 net recoveries included a $1.1 million partial recovery of a commercial business loan that had been charged off during the third quarter of 2003.
     The provision for loan losses during the current quarter primarily resulted from the net charge-offs discussed above and an increase in the allowance for home equity loans. Management increased the allowance for home equity loans based on an analysis of the portfolio which included a review of the portfolios’ loan to value ratios. Management believes that probable inherent losses in the home equity loan portfolio at June 30, 2005 are greater than the historical loss experience as a result of the significant increase in borrower monthly payments in connection with their adjustable-rate first mortgages, the substantial increase in the amount of “interest only” first mortgage loans being offered in the market (such loans being superior to the Bank’s second mortgage) and the increase in short-term interest rates from June 2004.

Financial Services (Continued)
     The provision for loan losses was a net recovery during the current six month period ended June 30 due to the commercial business loan recovery, declining reserves for discontinued loan products and the repayment of a large classified loan. The negative provisions for loan losses during the 2004 periods were primarily due to the $2.1 million residential construction loan recovery and discontinued loan product recoveries.
     BankAtlantic’s allowance for loan losses was 0.90% and 1.20% of total loans at June 30, 2005 and 2004, respectively. The historically low charge-off experience and the resulting decrease in the allowance for loan losses as a percent of total loans reflect an improvement in credit quality, an increased percentage of residential loans with historically lower charge off experience, and the continued run-off of discontinued loan products in the portfolio.
     At the indicated dates, the Company’s non-performing assets and potential problem loans were (in thousands):

	June 30,	December 31,	June 30,
	2005	2004	2004
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$562	$381	$586
Loans and leases	5,785	7,903	12,711

Total nonaccrual	6,347	8,284	13,297

Repossessed assets:
Real estate owned	1,178	692	1,321
Other	328	—	—
Specific valuation allowance	—	—	(2,095)

Total nonperforming assets, net	$7,853	$8,976	$12,523

Allowances
Allowance for loan losses	$43,650	$46,010	$46,737
Allowance for tax certificate losses	3,553	3,297	3,369

Total allowances	$47,203	$49,307	$50,106

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$—	$1
Performing impaired loans	216	320	199
Restructured loans	85	24	31

TOTAL POTENTIAL PROBLEM LOANS	$301	$344	$231

     Non-performing assets remain at historically low levels. Non-performing assets to total loans, tax certificates and repossessed assets declined from 0.36% at June 30, 2004 to 0.19% and 0.16% at December 31, 2004 and June 30, 2005, respectively. The improvement in nonaccrual loans at June 30, 2005 compared to December 31, 2004 resulted from declines in non-performing residential loans and a repossession of residential real estate associated with a home equity loan that was transferred to real estate owned during the first quarter of 2005 and sold during the second quarter for a $185,000 gain. The higher repossessed asset balances primarily resulted from properties acquired through tax certificate activities and to a lesser extent the repossession of an aircraft that served as collateral under leases included in the discontinued leasing portfolio.

Financial Services (Continued)
BankAtlantic Non-Interest Income

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Other service charges and fees	$5,849	6,431	(582)	11,087	11,068	19
Service charges on deposits	14,744	13,028	1,716	27,733	24,305	3,428
Income from real estate operations	1,655	683	972	3,896	988	2,908
Securities activities, net	87	—	87	94	(3)	97
Other	2,630	2,027	603	5,696	4,031	1,665

Non-interest income	$24,965	22,169	2,796	48,506	40,389	8,117

     The higher non-interest income during 2005 reflects the opening of 270,000 new deposit accounts since January 2004, including nearly 49,000 new accounts during the second quarter of 2005. The higher revenues from service charges on deposits during 2005 primarily resulted from an increase in fees assessed on overdrafts. Additionally, new ATM and check cards are linked to the new checking and savings accounts; therefore, the increase in accounts results in increases in interchange fees, annual fees and transaction fees on our customers’ use of other banks’ ATM’s.
     Real estate income reflects the activity of a joint venture acquired as part of the Community acquisition. The increase in real estate income reflects an increase in the number of units closed by the joint venture, compared to the same 2004 periods. During the three and six months ended June 30, 2005, the joint venture had closings of 8 units and 20 units, respectively. During the same 2004 periods, the joint venture closed on 5 units and 7 units, respectively.
     Other income for the three months ended June 30, 2005 was favorably impacted by the sale of a lot adjacent to a branch for a $293,000 gain and higher official check fees attributable to an increase in short term interest rates. Included in other income during the six month period ended June 30, 2005 was a $922,000 gain on the sale of a branch. The branch was acquired in March 2002 in connection with the Community acquisition. The branch was not close to any other branches, and was not meeting performance expectations. Additionally, the remote location of the branch resulted in higher than average operating expenses.
BankAtlantic Non-Interest Expense

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Employee compensation and benefits	$27,577	22,498	5,079	53,975	44,890	9,085
Occupancy and equipment	10,165	7,809	2,356	19,282	14,955	4,327
Advertising and promotion	5,965	4,161	1,804	11,133	7,624	3,509
Amortization of intangible assets	401	425	(24)	826	864	(38)
Cost associated with debt redemption	—	—	—	—	11,741	(11,741)
Professional fees	2,638	1,169	1,469	4,533	2,894	1,639
Impairment of office properties and equipment	3,706	—	3,706	3,706	—	3,706
Other	7,864	6,871	993	15,125	13,460	1,665

Non-interest expense	$58,316	42,933	15,383	108,580	96,428	12,152

Financial Services (Continued)
     In addition to annual employee salary increases, the substantial increase in employee compensation and benefits during the three and six months ended June 30, 2005, compared to the same 2004 periods, resulted primarily from “Florida’s Most Convenient Bank” initiatives, which include midnight hours at selected branches, extended hours at all locations, free online banking and bill pay, 24/7 customer service center and the opening of all locations seven days a week as well as the expansion of BankAtlantic’s branch network. The initiatives and the growth in low cost deposit accounts were the primary causes for the increase in the number of full time equivalent employees to 1,719 at June 30, 2005 from 1,453 at June 30, 2004. In addition to the increase in employees, the costs incurred under BankAtlantic’s profit sharing plan were $242,000 and $1.2 million higher during the 2005 three and six month periods compared to the same 2004 periods, respectively. The additional amounts accrued for the employee profit sharing plan were based on BankAtlantic exceeding targeted performance goals.
     Occupancy and equipment expenses increased during the periods primarily due to extended weekend and weekday hours associated with the “Florida’s Most Convenient Bank” initiatives, and a substantial increase in guard service expense. Also, during the current quarter, BankAtlantic completed a relocation into its new corporate center headquarters and incurred higher depreciation expense and costs related to the operations of the new facility. Repairs and maintenance were higher during 2005 periods due to maintaining the appearances of the branch network and expanded corporate facilities to house the increased number of employees.
     Advertising expenses during the first half of 2005 increased significantly from those incurred during the comparable 2004 period as a direct result of an aggressive BankAtlantic marketing campaign during 2005 that included television and radio advertising to promote the “Florida’s Most Convenient Bank” initiative. The marketing campaign is ongoing and BankAtlantic anticipates continued higher advertising and promotion expenditures during the 2005 fiscal year compared to those incurred during the 2004 fiscal year.
     In 2004, the cost associated with debt redemption was the result of a prepayment penalty of $11.7 million incurred when BankAtlantic prepaid $108 million of FHLB advances scheduled to mature in 2007-2008 that had an average interest rate of 5.55%. The interest rates on these FHLB advances exceeded the rates that BankAtlantic was able to obtain on other available FHLB advances, and therefore BankAtlantic expects to recover this expense in future periods through the savings realized from lower borrowing costs.
     The higher expenses for professional fees in 2005, compared to 2004, primarily resulted from consulting costs and professional fees associated with the Bank’s compliance efforts relating to anti-terrorism and anti-money laundering laws and regulations (See BankAtlantic Liquidity and Capital Resources – Compliance Matters). Internal and external audit expenses also increased as a result of the enhanced procedures required under Section 404 of the Sarbanes-Oxley Act.
     The current 2005 quarter includes a $3.7 million impairment charge associated with a decision to vacate and raze the Bank’s former headquarters.
     The increase in other non-interest expense relates to higher general operating expenses related to a significant increase in the number of customer accounts and the extended hours of the branch network. Additionally, office supplies were purchased and moving expenses were incurred in connection with relocation to new corporate offices.

Financial Services (Continued)
RB Holdings, Inc. and Subsidiaries Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Net interest income:
Interest on trading securities	$3,489	2,866	623	6,436	5,662	774
Interest expense	(968)	(274)	(694)	(1,470)	(484)	(986)

Net interest income	2,521	2,592	(71)	4,966	5,178	(212)

Non-interest income:
Principal transactions	36,690	21,654	15,036	55,322	46,097	9,225
Investment banking	25,394	18,026	7,368	37,276	30,657	6,619
Commissions	19,478	22,245	(2,767)	40,963	47,616	(6,653)
Other	2,353	1,083	1,270	5,040	1,703	3,337

Non-interest income	83,915	63,008	20,907	138,601	126,073	12,528

Non-interest expense:
Employee compensation and benefits	49,766	40,297	9,469	88,203	84,339	3,864
Occupancy and equipment	3,786	3,426	360	7,904	6,654	1,250
Advertising and promotion	1,940	1,421	519	3,013	2,582	431
Professional fees	1,591	1,330	261	3,008	2,375	633
Communications	3,508	2,916	592	6,713	6,044	669
Floor broker and clearing fees	2,012	2,438	(426)	4,380	5,240	(860)
Other	1,825	1,597	228	3,772	3,280	492

Non-interest expense	64,428	53,425	11,003	116,993	110,514	6,479

Income before income taxes	22,008	12,175	9,833	26,574	20,737	5,837
Income taxes	8,977	5,161	3,816	11,013	8,595	2,418

Segment net income	$13,031	7,014	6,017	15,561	12,142	3,419

For the Three and Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Segment net income increased primarily as a result of higher investment banking business, as Ryan Beck recorded record quarterly investment banking revenue primarily due to a large mutual to stock transaction managed by Ryan Beck.
     Net interest income was relatively flat for the three and six months ended June 30, 2005, compared to the same 2004 periods. Included in interest income is Ryan Beck’s participation in interest income associated with approximately $233 million of customer margin debit balances and fees earned in connection with approximately $1.1 billion in customer money market balances.
     Principal transaction revenue increased by 69% and 20% compared to the same three and six month periods in 2004, respectively, primarily due to the large mutual to stock transaction managed by Ryan Beck in which principal gross sales credits in excess of $16.5 million were recorded. This increase was partially offset by Ryan Beck’s proprietary equity and fixed income trading revenue decreasing 25% and 85% during the same periods, respectively, as reflected in the decrease in the general stock market indices and the continued flattening of the yield curve.
     Investment banking revenue increased by 41% and 22% compared to the same three and six months ended June 30, 2004. In addition to the large mutual to stock transaction managed by Ryan Beck, the increase was also attributable to consulting, merger and acquisition fees, due to higher deal activity. During the second quarter of

Financial Services (Continued)
     2005, the Financial Institutions Group completed nine capital financing transactions as compared to four for the same 2004 quarter. For the six months period ended June 30, 2005, Ryan Beck’s Financial Institutions Group participated in raising over $4.3 billion in capital financing transactions versus $1.2 billion through the six months ended June 30, 2004.
     Commission revenue decreased by 12% and 14% from the same three and six months ended June 30, 2004, attributable mainly to decreased agency transaction volume in 2005.
     Other income is primarily comprised of rebates received on customer money market balances and inactive fees received on customer accounts.
     Employee compensation and benefits increased by 24% and 5% from the same quarter and six month period of 2004, primarily due to the increase in bonus accruals as a result of the increased investment banking revenue in 2005 versus 2004 as well as increased salaries associated with the firm’s capital markets growth.
     Occupancy and equipment increased by 11% and 19% from the same quarter and six month period of 2004, attributable mainly to the firm’s continued expansion throughout 2004. During 2004, Ryan Beck opened three new offices, including the relocation of its corporate headquarters, and had significant expenses associated with the expansion of other offices.
     Advertising and promotion increased 37% and 17% from the same quarter and six month period of 2004, mainly due to Ryan Beck’s advertising campaign which ran through the second quarter of 2005 as well as increased travel and entertainment expenses primarily due to the expansion of Ryan Beck’s capital markets business.
     Professional fees increased 20% and 27% from the same quarter and six month period of 2004. The increase is primarily due to increases in fees associated with additional internal and external audit fees, as well as consulting fees associated with various administrative projects.
     The decrease in floor broker and clearing fees is due to the decrease in transactional business in 2005, as compared to 2004.
     Communications increased 20% and 11% from the same quarter and six month period of 2004. The increase is primarily due to the addition of branch locations throughout 2004 and the increase in capital markets personnel in 2005.

Financial Services (Continued)
Parent Company Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Net interest income:
Interest income	$613	548	65	1,291	1,090	201
Interest expense	(4,770)	(4,132)	(638)	(9,340)	(8,267)	(1,073)

Net interest income (expense)	(4,157)	(3,584)	(573)	(8,049)	(7,177)	(872)

Non-interest income:
Equity earnings of unconsolidated subsidiaries	137	118	19	268	236	32
Litigation settlement	—	—	—	—	22,840	(22,840)
Other	205	123	82	606	302	304

Non-interest income	342	241	101	874	23,378	(22,504)

Non-interest expense:
Employee compensation and benefits	1,048	743	305	2,008	1,489	519
Professional fees	106	571	(465)	965	1,087	(122)
Other	264	303	(39)	490	528	(38)

Non-interest expense	1,418	1,617	(199)	3,463	3,104	359

Loss before income taxes	(5,233)	(4,960)	(273)	(10,638)	13,097	(23,735)
Income taxes	(1,968)	(1,797)	(171)	(3,860)	4,584	(8,444)

Net income (loss)	$(3,265)	(3,163)	(102)	(6,778)	8,513	(15,291)

     Parent Company interest income during the three and six month periods ended June 30, 2005 and 2004 primarily represents interest income recognized by the Company on loans to Levitt and interest income earned on short-term investments with a money manager.
     Interest expense increased during the first half of 2005, compared to the same 2004 period, as a result of higher interest rates. The Company’s junior subordinated debentures and other borrowings balances were $263.3 million at June 30, 2005 and 2004, of which $128.9 million bear interest at floating rates.
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
     The Company’s compensation expense represents salaries for investor relations, risk management and executive management personnel. The Company’s other income represents amounts received from Levitt and BFC for services performed by these employees. The increase in compensation expense during the 2005 period was due to a larger number of employees at the parent company during 2005 and to payroll taxes associated with the exercise of stock options. The additional employees were transferred from BankAtlantic.
     Professional fees during the 2005 period represented costs incurred for general corporate matters while professional fees during 2004 period were primarily costs incurred in connection with Sarbanes-Oxley Act compliance matters.

Financial Services (Continued)
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, repayment of principal and interest on subsidiary loans and loans to Levitt, and liquidation of equity securities and other investments it holds and management fees from subsidiaries and affiliates. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities, pay dividends and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $18.7 million. The Company’s estimated current annual dividends to common shareholders are approximately $8.5 million. During the six months ended June 30, 2005, the Company received $10.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and on the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. In addition, Ryan Beck paid $5.0 million in dividends to the Company during the year ended December 31, 2004. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.
     In connection with the Levitt spin-off, a $30.0 million demand note owed by Levitt to the Company was converted to a five year term note and prior to the spin-off, Levitt declared an $8.0 million dividend to the Company payable in the form of a note. In March 2005, the $8.0 million note was paid in full and the $30.0 million note was paid down to $16.0 million. In May 2005, Levitt repaid the remaining $16 million on the $30 million note. The proceeds from the loan payments were invested in managed funds with a third party money manager. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, or other business purposes.
     In March 2005, the Company repaid the remaining $100,000 under a revolving credit facility with an independent financial institution. In May 2005, the Company entered into a modification agreement to the revolving credit facility reducing the commitment amount from $30 million to $20 million and extending the maturity date from March 1, 2005 to March 1, 2007. The credit facility contains customary covenants, including financial covenants relating to BankAtlantic’s regulatory capital and maintenance by BankAtlantic of certain loan loss reserves, and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The Company is in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points. There were no amounts outstanding under this credit facility as of June 30, 2005.
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
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; and funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, payments of operating expenses and payments of dividends to the Company. The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic has utilized its FHLB line of credit to borrow $1.7 billion at June 30, 2005. The line of credit is

Financial Services (Continued)
secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s available borrowings under this line of credit were approximately $224 million at June 30, 2005. BankAtlantic has established lines of credit for up to $390 million with other banks to purchase federal funds of which $109.5 million was outstanding at June 30, 2005. BankAtlantic has also established a $7 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits, which may be utilized as an alternative source of borrowings, if needed. At June 30, 2005, BankAtlantic had $104.7 million of outstanding brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at June 30, 2005 were approximately $421.2 million and $13.0 million, respectively, compared to $434.0 million and $89.9 million, respectively, at June 30, 2004. Additionally, BankAtlantic had no commitments to purchase securities at June 30, 2005 compared to $7.1 million at June 30, 2004. Commitments to extend credit including the undisbursed portion of loans in process was $1.2 billion and $1.1 billion at June 30, 2005 and 2004, respectively.
     In 2004, BankAtlantic announced its de novo branch expansion strategy to open between eight to ten branches in 2005, subject to required regulatory approvals. In view of identified issues concerning BankAtlantic’s compliance with the USA Patriot Act, Bank Secrecy Act and anti-money laundering laws, there is no assurance that BankAtlantic will not face delays in obtaining regulatory approvals. However, at this time, it is anticipated that delays, if any occur, would not materially alter the course or scope of BankAtlantic’s branching strategy. The estimated cost of constructing the planned de novo branches is approximately $18 million. During the first half of 2005 BankAtlantic opened three de novo branches involving aggregate expenditures of approximately $2.3 million. BankAtlantic has also entered into purchase commitments to acquire land for de novo branch expansion with an aggregate purchase price of $2.2 million, subject to the satisfactory completion of due diligence.
     In June 2004, BankAtlantic’s management finalized a plan to renovate the majority of BankAtlantic’s existing branches. The renovation of these branches is projected to be completed during 2006 at an estimated cost of $13 million. BankAtlantic has incurred approximately $7.8 million in renovation costs on branch facilities as of June 30, 2005.
     At June 30, 2005, BankAtlantic met all applicable liquidity and regulatory capital requirements.
     At the indicated date, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At June 30, 2005:
Total risk-based capital	$502,913	10.97%	8.00%	10.00%
Tier 1 risk-based capital	$433,945	9.47%	4.00%	6.00%
Tangible capital	$433,945	6.90%	1.50%	1.50%
Core capital	$433,945	6.90%	4.00%	5.00%

At December 31, 2004:
Total risk-based capital	$476,600	10.80%	8.00%	10.00%
Tier 1 risk-based capital	$405,482	9.19%	4.00%	6.00%
Tangible capital	$405,482	6.83%	1.50%	1.50%
Core capital	$405,482	6.83%	4.00%	5.00%
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of

Financial Services (Continued)
FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2004.
Compliance Matter
     BankAtlantic continues to address compliance issues relating to the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act. Our compliance improvements include revised technology and systems and procedures, and a substantial increase to compliance staffing. The 2005 run-rate impact of these on-going compliance-related costs is estimated to be $2.5 million annually. BankAtlantic cannot predict whether or to what extent monetary or other restrictions or penalties might be imposed upon it by regulators or other federal agencies relating to compliance deficiencies. Other financial institutions have been required to enter into materially restrictive regulatory agreements and to pay substantial fines and assessments in connection with their activities and compliance deficiencies. BankAtlantic Bancorp and BankAtlantic may be the subject of similar civil and criminal regulatory proceedings and actions and may be required to pay fines or penalties which may be similar to, greater than or less than those imposed on other institutions. See the Company’s Report on Form 10-Q for the quarter ended March 31, 2005.
Ryan Beck & Co., Inc. Liquidity and Capital Resources
     Ryan Beck’s primary sources of funds during the six months ended June 30, 2005 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments, fees from customers and funds generated from operations. These funds were primarily utilized to pay operating expenses and fund capital expenditures.
     In the ordinary course of business, Ryan Beck borrows funds under an agreement with its clearing broker and pledges securities owned as collateral primarily to finance its trading inventories. The amount and terms of the borrowings are subject to the lending policies of the clearing broker and can be changed at the clearing broker’s discretion. Additionally, the amount financed is also impacted by the market value of the securities pledged as collateral.
     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $39.0 million, which was $38.0 million in excess of its required net capital of $1.0 million at June 30, 2005.
     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at June 30, 2005.”

Homebuilding & Real Estate Development
     Our Homebuilding & Real Estate Development segment consists of Levitt, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission. Accordingly, references in the following discussion under the caption “Homebuilding & Real Estate Development” to the “Company”, “we”, “us” or “our” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
     “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three and six months ended June 30, 2005 and 2004. The Company may also be referred to as “we,” “us,” or “our.” We engage in homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Bowden Building Corporation (“Bowden”), Core Communities, LLC (“Core Communities”) and other operations, which include Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single-family home and townhome communities and condominiums. Acquired in April 2004, Bowden is a builder of single family homes based in Memphis, Tennessee. Core Communities is currently developing Tradition, its second master-planned community, which is located in St. Lucie County, Florida. Tradition is planned to ultimately include more than 8,000 total acres, including approximately five miles of frontage on Interstate 95. Levitt Commercial specializes in the development of industrial and residential properties. Bluegreen is a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties including certain risks described in this report. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this report. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. In addition to the risks identified below, you should refer to our periodic and current reports filed with the United States Securities and Exchange Commission (the “SEC”) for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. A number of important factors which could cause actual results to differ materially from those in the forward-looking statements include the impact of economic, competitive and other factors affecting the Company and its operations, including: the impact of hurricanes and tropical storms in the areas in which we operate; the market for real estate generally and in the areas where the Company has developments, including the impact of market conditions on the Company’s margins; delays in opening planned new communities; the availability and price of land suitable for development in our current markets and in markets where we intend to expand and our ability to successfully acquire land necessary to meet our growth objectives; the Company’s ability to consummate the proposed land transactions in South Carolina; the ability to obtain financing for planned acquisitions; the Company’s ability to successfully expand into new markets; shortages and increased costs of construction materials and labor; the effects of increases in interest rates; the impact of environmental factors, the impact of governmental regulations and requirements; the Company’s ability to timely deliver homes from backlog and successfully manage growth; the Company’s ability to negotiate and consummate acquisition financing upon favorable terms; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.

Homebuilding & Real Estate Development (Continued)
Executive Overview
     Management evaluates the performance and prospects of the Company and its subsidiaries using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes and net income. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts, the average selling price of our homes and the number of homes delivered. In evaluating the Company’s future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to executed sales contracts) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. The Company’s ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating the Company’s future prospects, as are general economic factors and interest rate trends. Some of the above measures are discussed in the following sections as they relate to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.
Non-Financial Measures of Historical Performance and Future Prospects
     Due in large part to stronger than expected sales of new homes in prior periods, we have experienced production challenges in some of our homebuilding communities that have led to extended delivery cycles beyond our 12-month target. As a direct response to these challenges, we began intentionally slowing sales throughout our Florida communities beginning in the third quarter of 2004. Outside consultants have been engaged to review our production and operational practices and we anticipate the implementation and execution of these revised practices will be reflected in the Company’s results of operations starting in 2006. The Company’s current results of operations predictably reflect the Company’s decision to slow its previous high rate of growth. Inventories of homes available for sale, depleted by rapid sales in 2004, are being replenished with the opening of new communities. The value of our backlog has grown in the past two quarters because of higher average selling prices, but has declined from the same period a year ago due to the aforementioned changes in our sales strategy. The backlog is expected to grow in the future with the increase in sales associated with more homes available for sale. The average selling prices of our homes continue to show healthy increases and our overall margin percentages have resisted compression due primarily to the currently favorable conditions in the Florida markets where the majority of our operations are currently located.
Impact of Increasing Costs, Interest Rates and Local Government Regulation
     Our business operations are impacted by competition for labor – direct and subcontracted – raw materials, supply and delivery issues. Ongoing strength in homebuilding and other construction activities has resulted in higher prices of most building materials, including lumber, drywall, steel, concrete and asphalt. We compete with other real estate developers—regionally, nationally and globally—for raw materials and labor. In addition, local materials suppliers periodically limit the allocation of their product which slows our production process and forces us to obtain those materials from other suppliers, typically at higher prices. We occasionally are faced with spot shortages of certain materials, but those shortages have been less frequent during the first half of 2005. Although these allocations have not materially disrupted our operations to date, continued allocations could adversely impact our future operations or restrict our ability to expand in certain markets. Without corresponding increases in the sales prices of our real estate inventories (both land and finished homes), increasing materials and labor costs associated with land development and home building will negatively affect our future operating results.

Homebuilding & Real Estate Development (Continued)
Critical Accounting Policies and Estimates
     Critical accounting policies are those that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the valuation of (i) real estate, including the estimation of costs required to complete development of a property, (ii) investments in real estate joint ventures and unconsolidated subsidiaries (including Bluegreen), and (iii) the fair market value of assets and liabilities in the application of the purchase method of accounting. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in real estate joint ventures and other equity investments; (c) revenue recognition; (d) capitalized interest; and (e) income taxes. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2004.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
(In thousands)
Revenues
Sales of real estate	$107,094	142,530	(35,436)	305,960	241,053	64,907
Title and mortgage operations	947	1,339	(392)	1,895	2,309	(414)

Total revenues	108,041	143,869	(35,828)	307,855	243,362	64,493

Costs and expenses
Cost of sales of real estate	84,547	107,676	(23,129)	215,136	177,341	37,795
Selling, general and administrative expenses	19,459	18,888	571	42,605	32,935	9,670
Other expenses	626	777	(151)	1,942	1,476	466

Total costs and expenses	104,632	127,341	(22,709)	259,683	211,752	47,931

Earnings from Bluegreen Corporation	4,729	2,775	1,954	6,867	4,861	2,006
Earnings from real estate joint ventures	42	2,130	(2,088)	132	5,737	(5,605)
Interest and other income	1,453	849	604	2,775	1,327	1,448

Income before income taxes	9,633	22,282	(12,649)	57,946	43,535	14,411
Provision for income taxes	3,581	8,595	(5,014)	22,076	16,793	5,283

Net income	$6,052	13,687	(7,635)	35,870	26,742	9,128

Three Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Consolidated net income decreased 56% to $6.1 million during the three months ended June 30, 2005, from $13.7 million during the same 2004 period. The decrease in net income primarily resulted from a decrease in sales of real estate by our Homebuilding and Land Divisions. Also contributing to the decrease in net income were a modest increase in selling, general and administrative expenses and a decrease in earnings from joint ventures. These decreases in net income were partially offset by an increase in earnings from Bluegreen.
     Revenues from sales of real estate decreased 25% to $107.1 million during the three months ended June 30, 2005, from $142.5 million during the same 2004 period. The decrease was attributable primarily to a decrease in home deliveries by our Homebuilding Division and the absence of land sales by our Land Division. During the three months ended June 30, 2005, 448 homes were delivered, compared to 576 homes delivered in the same 2004 period.

Homebuilding & Real Estate Development (Continued)
     During the three months ended June 30, 2005, we had no sales of land to third parties, compared to 44 acres sold to third parties during the same 2004 period.
     Profits recognized by the Land Division from sales to the Homebuilding Division are deferred until the Homebuilding Division delivers homes on those properties to third parties, at which time the deferred profit is applied against consolidated cost of sales. During the three months ended June 30, 2004, the Land Division sold 448 acres to the Homebuilding Division for $23.4 million, of which the entire $14.4 million profit was deferred and remains deferred at June 30, 2005. Previously deferred profits of $382,000 related to other land sales by our Land Division to our Homebuilding Division were recognized as income during the three months ended June 30, 2005, compared to $1.1 million during the same 2004 period. At June 30, 2005, $164,000 remains as deferred profit related to these other land sales.
     Selling, general and administrative expenses increased 3% to $19.5 million during the three months ended June 30, 2005, from $18.9 million during the same 2004 period. The increase was attributable primarily to an increase in professional fees associated with our Company’s review of its production and operational practices and procedures. Additionally, we recorded increased employee compensation and benefits costs associated with new hires in our new development projects in Central and South Florida, the expansion of homebuilding activities into North Florida and Georgia, and the inclusion of Bowden’s personnel (which were only included during a portion of the 2004 period commencing May 2004). The number of our full time employees increased to 576 at June 30, 2005, from 445 at June 30, 2004. The number of our part time employees decreased to 25 at June 30, 2005, from 38 at June 30, 2004. As a percentage of total revenues, selling, general and administrative expenses increased to 18% during the three months ended June 30, 2005, from 13% during the same 2004 period primarily attributable to the decline in total revenues.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $4.1 million during the three months ended June 30, 2005, compared to $2.4 million during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings. Most of our variable-rate borrowings are indexed to the Prime Rate, which increased to 6.25% at June 30, 2005, from 4.0% at June 30, 2004. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate during the three months ended June 30, 2005 and 2004 included previously capitalized interest of $2.2 million and $2.8 million, respectively.
     Bluegreen’s reported net income during the three months ended June 30, 2005 was $14.3 million, compared to $9.1 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $4.7 million and $2.8 million during each of those respective periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $236,000 during the three months ended June 30, 2005, whereas purchase accounting and other adjustments decreased our interest in Bluegreen’s earnings by $562,000 during the same 2004 period. At June 30, 2005 and 2004, the 9.5 million shares of Bluegreen that we own represented approximately 31% and 36%, respectively, of the outstanding shares of Bluegreen. Our ownership percentage was diluted in 2005 as a result of Bluegreen’s issuance of common stock in 2004 in connection with the conversion by holders of $34.1 million of its 8.25% Convertible Subordinated Debentures and the exercise of employee stock options.
     Interest and other income increased to $1.5 million during the three months ended June 30, 2005, from $849,000 during the same 2004 period. The increase is primarily attributable to an increase in rental income and higher balances of interest-earning deposits at various financial institutions, including our affiliate, BankAtlantic.
     Earnings from real estate joint ventures decreased to $42,000 during the three months ended June 30, 2005, from $2.1 million during the same 2004 period. The decrease was due to the decrease in deliveries of homes and condominium units developed by the joint ventures. During the three months ended June 30, 2005 there were no unit deliveries by the Company’s joint ventures as they were winding down operations.

Homebuilding & Real Estate Development (Continued)
Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Consolidated net income increased 34% to $35.9 million during the six months ended June 30, 2005, from $26.7 million during the same 2004 period. The increase in net income primarily resulted from an increase in sales of real estate by our Land Division in the first quarter, from an increase of sales in our Other Operations, and from higher earnings from Bluegreen. These increases in net income were partially offset by an increase in selling, general and administrative expenses and a decrease in earnings from real estate joint ventures.
     Revenues from sales of real estate increased 27% to $306.0 million during the six months ended June 30, 2005, from $241.1 million during the same 2004 period. The increase is attributable primarily to the first quarter 2005 bulk sale of five non-contiguous parcels of land adjacent to Tradition consisting of a total of 1,294 acres for $64.7 million. Also contributing to the increase was an increase in home deliveries to 949 homes delivered during the six months ended June 30, 2005, from 917 homes delivered during the same 2004 period.
     Previously deferred profits of $1.4 million related to land sales by our Land Division to our Homebuilding Division were recognized as income during the six months ended June 30, 2005, compared to $1.7 million during the same 2004 period.
     Selling, general and administrative expenses increased 29% to $42.6 million during the six months ended June 30, 2005, from $32.9 million during the same 2004 period. The increase was attributable to higher employee compensation and benefits, including sales commissions and performance bonuses, and an increase in professional fees. Bonus compensation at certain of the Company’s operations is tied to profitability and bonus accruals were incurred primarily at the Land Division during the six months ended June 30, 2005 as a result of its performance. The increase in compensation expense is also associated with the expansion of homebuilding activities into North Florida and Georgia and increased headcount as referenced earlier. In addition, expenses incurred during the six months ended June 30, 2005 reflect the full inclusion of Bowden’s operations, which operations were included commencing in May 2004. As a percentage of total revenues, our selling, general and administrative expenses were relatively stable during the 2005 and 2004 periods at 14%.
     Interest incurred on notes and mortgage notes payable totaled $7.6 million during the six months ended June 30, 2005, compared to $4.4 million during the same 2004 period. Interest incurred increased due to an increase in the average interest rate on our variable-rate borrowings as discussed earlier. Interest capitalized was $7.6 million during the six months ended June 30, 2005 and $4.3 million during the same 2004 period. Cost of sales of real estate during the six months ended June 30, 2005 and 2004 included previously capitalized interest of $5.3 million and $4.6 million, respectively.
     Bluegreen’s reported net income during the six months ended June 30, 2005 was $20.8 million, compared to $13.8 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $6.9 million and $4.9 during each of those respective periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $346,000 during the six months ended June 30, 2005, whereas purchase accounting and other adjustments decreased our interest in Bluegreen’s earnings by $500,000 during the same 2004 period.
     Interest and other income increased to $2.8 million during the six months ended June 30, 2005, from $1.3 million during the same 2004 period primarily due to an increase in rental income and higher balances of interest-earning deposits at various financial institutions.
     Earnings from real estate joint ventures decreased to $132,000 during the six months ended June 30, 2005, from $5.7 million during the same 2004 period. The decrease was due to the decrease in deliveries of homes and condominium units developed by joint ventures. During the six months ended June 30, 2004, earnings from real estate joint ventures included the sale of an apartment complex and deliveries of homes and condominium units. During the six months ended June 30, 2005, there were no unit deliveries by the Company’s joint ventures as they were winding down operations.

Homebuilding & Real Estate Development (Continued)
HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
(In thousands, except unit information)
Revenues
Sales of real estate	$107,095	125,005	(17,910)	225,082	203,669	21,413
Title and mortgage operations	947	1,339	(392)	1,895	2,309	(414)

Total revenues	108,042	126,344	(18,302)	226,977	205,978	20,999

Costs and expenses
Cost of sales of real estate	84,273	98,856	(14,583)	177,852	160,331	17,521
Selling, general and administrative expenses	13,732	13,845	(113)	28,340	23,137	5,203
Other expenses	626	777	(151)	1,265	1,394	(129)

Total costs and expenses	98,631	113,478	(14,847)	207,457	184,862	22,595

Earnings from real estate joint ventures	—	1,823	(1,823)	104	3,332	(3,228)
Interest and other income	199	72	127	413	115	298

Income before income taxes	9,610	14,761	(5,151)	20,037	24,563	(4,526)
Provision for income taxes	3,653	5,691	(2,038)	7,554	9,472	(1,918)

Net income	$5,957	9,070	(3,113)	12,483	15,091	(2,608)

Homes delivered (units)	448	576	(128)	949	917	32
Construction starts (units)	478	783	(305)	825	1,484	(659)
Average selling price of homes delivered	$239	217	22	237	222	15
Margin percentage on homes delivered	21.3%	20.9%	0.4%	21.0%	21.3%	(0.3%)
New sales contracts (units)	429	534	(105)	1,034	1,008	26
New sales contracts (value)	$133,874	134,036	(162)	299,155	264,160	34,995
Backlog of homes (units)	1,899	2,352	(453)	1,899	2,352	(453)
Backlog of homes (value)	$522,785	553,518	(30,733)	522,785	553,518	(30,733)
Three Months Ended June 30, 2005 Compared to the Same 2004 Period:
     The value of new orders during the three months ended June 30, 2005 and the same 2004 period was stable at $133.8 million and $134.0 million, respectively. The average sales price of new home orders increased 24% during the three months ended June 30, 2005 to $312,000, from $251,000 during the same 2004 period. During the three months ended June 30, 2005, new unit orders decreased to 429 units, from 534 units during the same 2004 period. The decrease in new unit orders was the result of our decision to slow the pace of sales in an effort to better manage the sales-to-delivery process as well as the existing life cycle of our existing and future communities. We will continue to manage the release of new inventory in an attempt to mitigate vulnerability to rising costs and improve build cycles. Construction starts declined primarily due to the timing of sales and scheduled construction cycles. We believe that our inventory of homes available for sale, new orders and construction starts should improve over time as we implement our inventory management and production strategies. The average sales price of the homes in backlog at June 30, 2005 increased 17% to 275,000, from $235,000 at June 30, 2004.
     Revenues from home sales decreased 14% to $107.1 million during the three months ended June 30, 2005, from $125.0 million during the same 2004 period. The decrease is a result of a decline in home deliveries to 448 units delivered at an average sales price of $239,000 during the three months ended June 30, 2005, from 576 units delivered at an average sales price of $217,000 during the same 2004 period. The decrease in home deliveries during

Homebuilding & Real Estate Development (Continued)
the three months ended June 30, 2005 was attributable to a decrease in home deliveries by our Florida operations to 347 units delivered, from 493 units delivered during the 2004 period. During the three months ended June 30, 2005 home deliveries by Bowden in Tennessee increased to 101 units delivered, from 83 units delivered during the same 2004 period. Our sales in Tennessee commenced in May 2004 with the acquisition of Bowden and accordingly, our results for the three months ended June 30, 2004 only include two months of operations.
     Cost of sales decreased $14.6 million to $84.3 million during the three months ended June 30, 2005, from $98.9 million during the same 2004 period, due primarily to the decrease in home deliveries, but improved moderately as a percentage of revenue. Cost of sales was also affected by increased construction costs, as the costs of labor and building materials continue to rise. While we may be able to increase our selling prices in future sales to absorb these increased costs, the sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend.
     Margin percentage increased during the three months ended June 30, 2005 to 21.3%, from 20.9% during the same 2004 period. The increase was primarily attributable to a change in mix of community types and markets served by our Homebuilding Division. We anticipate a greater proportion of deliveries in our primary and Tennessee communities in 2005 which, in combination with upward cost pressures, will likely maintain pressure on our margins in 2005.
     Selling, general and administrative expenses decreased 1% to $13.7 million during the three months ended June 30, 2005, from $13.8 million during the same 2004 period. The decrease in selling, general and administrative expenses was primarily due to lower selling expenses associated with the decrease in home deliveries during the three months ended June 30, 2005, partially offset by higher employee expenses as described earlier. As we continue to expand our Homebuilding Division operations in the Jacksonville, Florida, Atlanta, Georgia and Nashville, Tennessee markets, we expect to continue to incur administrative start-up costs. We will not recover these costs until we generate revenues, and accordingly, the incurrence of these costs in advance of revenues may adversely affect our operating results. We are also in the process of realigning our Homebuilding Division into a single operating division by integrating Bowden’s operations into Levitt and Sons. We believe the consolidation of our Homebuilding Division, combined with additional investments in technology and human resources, will enable us to realize further operational synergies and strengthen our infrastructure for future growth. As a percentage of total revenues, our selling, general and administrative expense was approximately 13% during the three months ended June 30, 2005, compared to 11% during the same 2004 period.
     Interest incurred and capitalized on notes and mortgages payable totaled $2.4 million during the three months ended June 30, 2005, compared to $1.2 million during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as described earlier. Cost of sales of real estate during the three months ended June 30, 2005 and 2004 included previously capitalized interest of $1.7 million and $2.0 million, respectively.
     There were no earnings from real estate joint ventures during the three months ended June 30, 2005, compared to $1.8 million during the same 2004 period. The decrease was due to the decrease in deliveries of condominium units developed by a joint venture in Boca Raton, Florida, which delivered all of its remaining units during 2004.
Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
     The value of new orders increased to $299.2 million during the six months ended June 30, 2005, from $264.2 million during the same 2004 period. The average sales price of new home orders increased 10% during the six months ended June 30, 2005 to $289,000, from $262,000 during the same 2004 period. During the six months ended June 30, 2005, new unit orders increased to 1,034 units, from 1,008 units during the same 2004 period.
     Revenues from home sales increased 11% to $225.1 million during the six months ended June 30, 2005, from $203.7 million during the same 2004 period. The increase is a result of an increase in home deliveries to 949 units delivered at an average sales price of $237,000 during the six months ended June 30, 2005, from 917 units

Homebuilding & Real Estate Development (Continued)
delivered at an average sales price of $222,000 during the same 2004 period. The increase in home deliveries during the six months ended June 30, 2005 was attributable to an increase in home deliveries in Tennessee to 215 units delivered, from 83 units delivered during the 2004 period. Our operations in Tennessee commenced in May 2004 with the acquisition of Bowden and accordingly, our results for six months ended June 30, 2004 only include two months of operating results. During the six months ended June 30, 2005 home deliveries in Florida decreased to 734 units delivered, from 834 units delivered during the same 2004 period.
     Cost of sales increased $17.5 million to $177.9 million during the six months ended June 30, 2005, from $160.3 million during the same 2004 period. The increase in cost of sales was primarily due to the increase in home deliveries, but was also impacted by increased construction costs as discussed earlier. Margin percentage declined slightly during the six months ended June 30, 2005 to 21.0%, from 21.3% during the same 2004 period. The decline was primarily attributable to the change in mix of community types and markets served by our Homebuilding Division as discussed above.
     Selling, general and administrative expenses increased 22% to $28.3 million during the six months ended June 30, 2005, from $23.1 million during the same 2004 period. The growth in selling, general and administrative expenses primarily resulted from the addition of Bowden in May 2004 and higher employee compensation associated with bonus accruals, new hires and benefits as earlier. As a percentage of total revenues, our selling, general and administrative expense was approximately 13% during the six months ended June 30, 2005, compared to 11% during the same 2004 period.
     Interest incurred and capitalized on notes and mortgages payable totaled $4.5 million during the six months ended June 30, 2005, compared to $2.4 million during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings. Cost of sales of real estate during the six months ended June 30, 2005 and 2004 included previously capitalized interest of $3.4 million in each period.
     Earnings from real estate joint ventures decreased to $104,000 during the six months ended June 30, 2005, from $3.3 million during the same 2004 period. The decrease was due to the decrease in deliveries of condominium units developed by a joint venture in Boca Raton, Florida which delivered all of its remaining units during 2004.

Homebuilding & Real Estate Development (Continued)
LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Change	2005	2004	Change
(In thousands, except acres information)
Revenues
Sales of real estate	$149	37,577	(37,428)	66,700	56,898	9,802

Total revenues	149	37,577	(37,428)	66,700	56,898	9,802

Costs and expenses
Cost of sales of real estate	182	15,702	(15,520)	27,272	23,670	3,602
Selling, general and administrative expenses	1,949	2,690	(741)	6,395	5,278	1,117
Other expenses	—	—	—	677	58	619

Total costs and expenses	2,131	18,392	(16,261)	34,344	29,006	5,338

Interest and other income	425	612	(187)	846	1,017	(171)

(Loss) Income before income taxes	(1,557)	19,797	(21,354)	33,202	28,909	4,293
(Benefit) provision for income taxes	(624)	7,640	(8,264)	12,812	11,155	1,657

Net (loss) income	$(933)	12,157	(13,090)	20,390	17,754	2,636

Acres sold	—	492	(492)	1,304	786	518
Margin percentage	(22.1%)	58.2%	(80.3)%	59.1%	58.4%	0.7%
Unsold acres	7,045	8,765	(1,720)	7,045	8,765	(1,720)
Acres subject to sales contracts	545	801	(256)	545	801	(256)
Acres subject to sales contracts (value)	59,884	71,089	(11,205)	59,884	71,089	(11,205)
     Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida – St. Lucie West and Tradition. Development activity in St. Lucie West is substantially complete, with 29 acres of inventory remaining at June 30, 2005, of which 25 acres were subject to firm sales contracts as of that date. The Tradition master-planned community now encompasses more than 8,000 total acres, including approximately 5,900 net saleable acres. Approximately 1,750 acres had been sold or were subject to firm sales contracts with various homebuilders as of June 30, 2005. Notwithstanding the current sustained interest and activity at Tradition, a significant reduction of future demand in the residential real estate market could negatively impact our land development operations.
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
Three Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Revenues decreased significantly to $149,000 during the three months ended June 30, 2005, from $37.6 million during the same 2004 period. During the three months ended June 30, 2005, there were no acres sold, compared to 492 acres sold during the same 2004 period at an average margin of 58.2%. During the three months ended June 30, 2004, the Land Division sold approximately 448 acres in Tradition to the Homebuilding Division which generated revenue of $23.4 million and margin of $14.4 million. This transaction, which is included in the above table for the three months ended June 30, 2004, was eliminated in consolidation.

Homebuilding & Real Estate Development (Continued)
     Selling, general and administrative expenses decreased 28% to $1.9 million during the three months ended June 30, 2005, from $2.7 million during the same 2004 period. The decrease in selling, general and administrative expenses reflects lower bonus accruals associated with the absence of land sales during the three months ended June 30, 2005.
     Interest incurred and capitalized during the three months ended June 30, 2005 and 2004 was $500,000 and $481,000, respectively. Cost of sales of real estate does not include any previously capitalized interest during the three months ended June 30, 2005, compared to $26,000 during the same 2004 period.
     As of June 30, 2005, we were party to two contracts for the purchase of approximately 5,200 acres of land in the City of Hardeeville, South Carolina for a combined purchase price of approximately $42.4 million. As of June 30, 2005, we had delivered non-refundable deposits totaling $770,000 to the sellers. The land in Hardeeville is the proposed site for a new master-planned community. The Company is negotiating financing for the transaction. There is no assurance that the transactions will be completed.
Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Revenues increased 17% to $66.7 million during the six months ended June 30, 2005, from $56.9 during the same 2004 period. During the six months ended June 30, 2005, we sold 1,304 acres at an average margin of 58.4%. The most notable sale during the six months ended June 30, 2005 was the bulk sale of five non-contiguous parcels of land adjacent to Tradition consisting of a total of 1,294 acres for $64.7 million. During the six months ended 2004, we sold 786 acres with an average margin of 59.1%. The most notable sale during the six months ended June 30, 2004 was the sale of 448 acres in Tradition to the Homebuilding Division which generated revenue of $23.4 million and margin of $14.4 million. This transaction, which is included in the above table for the six months ended June 30, 2004, was eliminated in consolidation.
     Selling, general and administrative expenses increased 21% to $6.4 million during the six months ended June 30, 2005, from $5.3 million during the same 2004 period reflecting the timing of bonus accruals tied to a performance bonus plan. As a percentage of total revenues, our selling, general and administrative expenses increased to 10% during the six months ended June 30, 2005, from 9% during the same 2004 period.
     Interest incurred during the six months ended June 30, 2005 and 2004 was $956,000 and $645,000, respectively. Interest capitalized during the six months ended June 30, 2005 and 2004 totaled $956,000 and $586,000, respectively. Cost of sales of real estate during the six months ended June 30, 2005 included previously capitalized interest of $536,000, compared to $42,000 during the same 2004 period.

Homebuilding & Real Estate Development (Continued)
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Change	2005	2004	Change
(In thousands)
Revenues
Sales of real estate	$—	3,591	(3,591)	14,709	4,129	10,580

Total revenues	—	3,591	(3,591)	14,709	4,129	10,580

Costs and expenses
Cost of sales of real estate	624	3,480	(2,856)	11,950	4,207	7,743
Selling, general and administrative expenses	3,778	2,353	1,425	7,870	4,520	3,350
Other expenses	—	—	—	—	24	(24)

Total costs and expenses	4,402	5,833	(1,431)	19,820	8,751	11,069

Earnings from Bluegreen Corporation	4,729	2,775	1,954	6,867	4,861	2,006
Earnings from real estate joint ventures	42	307	(265)	28	2,405	(2,377)
Interest and other income	829	165	664	1,516	195	1,321

Income before income taxes	1,198	1,005	193	3,300	2,839	461
Provision for income taxes	392	388	4	1,155	1,095	60

Net income	$806	617	189	2,145	1,744	401

     Other Operations include all other Company operations, including Levitt Commercial, Levitt Corporation general and administrative expenses, earnings from our investment in Bluegreen and earnings from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of June 30, 2005. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Should Bluegreen’s financial performance deteriorate, our earnings in Bluegreen would decrease concurrently and our results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen’s financial condition could result in an impairment charge against our future results of operations.
Three Months Ended June 30, 2005 Compared to the Same 2004 Period:
     During the three months ended June 30, 2005, Levitt Commercial did not deliver any flex warehouse units. During the three months ended June 30, 2004, Levitt Commercial delivered 12 flex warehouse units generating $3.6 million of revenue. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. Accordingly, revenues from Levitt Commercial’s development in any one quarter are not expected to be representative of the following quarters or the full year. Levitt Commercial has two flex warehouse projects currently in development that are expected to be completed at the end of 2005 or during first half of 2006, at which time we expect to begin generating additional revenues.
     Bluegreen’s reported net income during the three months ended June 30, 2005 was $14.3 million, compared to $9.1 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $4.7 million and $2.8 million during those respective periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $236,000 during the three months ended June 30, 2005, whereas purchase accounting adjustments decreased our interest in Bluegreen’s earnings by $562,000 during the same 2004 period.

Homebuilding & Real Estate Development (Continued)
     Selling, general and administrative expense increased 61% to $3.8 million during the three months ended June 30, 2005, from $2.4 million during the same 2004 period primarily associated with an increase in compensation and benefits resulting from an increase in headcount at the parent company. During the three months ended June 30, 2005, the parent company also incurred professional fees associated with our Company’s review of its production and operational practices and procedures. We expect that these expenditures will continue in varying amounts through the second half of 2006.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $1.2 million during the three months ended June 30, 2004, compared to $538,000 during the same 2004 period. The increase in interest incurred was primarily associated with an increase in notes and mortgage notes payable at the parent company and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes the previously capitalized interest of $541,000 and $605,000 during the three months ended June 30, 2005 and 2004, respectively.
Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
     During the six months ended June 30, 2005, Levitt Commercial delivered the 44 remaining flex warehouse units at two of its projects, generating revenues of $14.7 million. Levitt Commercial delivered 13 flex warehouse units during the six months ended June 30, 2004, generating revenues of $4.1 million.
     Bluegreen’s reported net income during the six months ended June 30, 2005 was $20.8 million, compared to $13.8 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting and other adjustments, was $6.9 million and $4.9 during those respective periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $346,000 during the six months ended June 30, 2005, whereas purchase accounting and other adjustments decreased our interest in Bluegreen’s earnings by $500,000 during the same 2004 period.
     Selling, general and administrative expense increased 74% to $7.9 million during the six months ended June 30, 2005, from $4.5 million during the same 2004 period. During the six months ended June 30, 2005, the parent company incurred professional fees associated with our Company’s review of its production and operational practices and procedures. We expect that these expenditures will continue in varying amounts through the second half of 2006. Also contributing to the increase in selling, general and administrative expenses during the six months ended June 30, 2005 was an increase in audit fees and compensation and benefits resulting from in an increase in headcount at the parent company.
     Earnings from real estate joint ventures were $28,000 during the six months ended June 30, 2005 as compared to earnings of $2.4 million during the same 2004 period. The earnings during the six months ended June 30, 2004 were primarily related to the gain recognized by a joint venture on the sale of a rental apartment property in Vero Beach, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. As of June 30, 2005, the joint ventures in which this operating segment participates had essentially completed their operations and were winding down.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $2.1 million during the six months ended June 30, 2004, compared to $1.2 million during the same 2004 period. The increase in interest incurred was primarily associated with an increase in notes and mortgage notes payable at the parent company and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes previously capitalized interest of $1.4 million and $934,000 during the six months ended June 30, 2005 and 2004, respectively.

Homebuilding & Real Estate Development (Continued)
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. During the three and six months ended June 30, 2005, our primary sources of funds were the proceeds from the sale of real estate inventory, the issuance of trust preferred securities and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses.
     The Company formed a statutory business trust, Levitt Capital Trust II (“LCT II”), for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company.
     On May 4, 2005, LCT II issued $30.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from the Company. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. The trust preferred securities will be subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at the Company’s option at any time after five years from the issue date or sooner following certain specified events. In addition, the Company contributed $928,000 to LCT II in exchange for all of its common securities and those proceeds were also used to purchase an identical amount of Debentures from the Company. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. The issuances of the trust preferred securities were parts of larger pooled trust security offerings which were not registered under the Securities Act of 1933. The Company used the proceeds from this transaction to repay approximately $16.0 million of indebtedness to affiliates and intends to use the balance for general corporate purposes. We also expect to create similar trusts and participate in other pooled trust preferred securities transactions in the future as a source of additional financing for the Company.
     In April 2005, Core Communities entered into a $40.0 million line of credit with an unaffiliated financial institution to provide future funding for land acquisitions and development activities. Borrowings under the line of credit bear interest at our option of either (i) the prime rate less twenty-five basis points or (ii) LIBOR plus two hundred fifty basis points. Accrued interest is due and payable monthly in arrears, and all outstanding principal and accrued interest is due and payable in April 2007. We may, at our option, extend the line of credit for one additional year to April 2008. At June 30, 2005, there were no amounts outstanding under this line of credit.
     During the three months ended June 30, 2005, the Homebuilding Division utilized approximately $29.0 million from working capital to purchase approximately 1,200 lots in Central Florida and South Carolina. We are negotiating with third party lenders for proposed credit facilities in the aggregate amount of $185.0 million. The proposed credit facilities would be secured by first liens on property already purchased or to be purchased by the Homebuilding Division, including the recently purchased lots described above. The proceeds of these credit facilities, if consummated, will be used as working capital available to fund acquisition and development of land and finished lots and the construction of residential homes and construction projects. The Company expects these loan facilities to close during the third quarter of 2005, although the Company cannot assure that the loans will be completed or that the Company will be able to negotiate satisfactory terms for the proposed credit facilities.
     In addition to the liquidity provided by the trust preferred securities and the credit facilities described above, we expect to continue to fund our short-term liquidity requirements through net cash provided by operations and other financing activities and our cash on hand. We expect to meet our long-term liquidity requirements for items such as acquisitions and debt service and repayment obligations primarily with net cash provided by operations and long-term secured and unsecured indebtedness. As of June 30, 2005 and December 31, 2004, we had cash and cash equivalents of $99.8 million and $125.5 million, respectively.
     At June 30, 2005, our consolidated debt totaled $268.7 million. Our principal payment obligations with respect to our debt for the 12 months beginning June 30, 2005 are anticipated to total $38.2 million. We expect to

Homebuilding & Real Estate Development (Continued)
generate most of the funds to repay these amounts from sales of real estate. Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and a minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. At June 30, 2005, we were in compliance with all loan agreement financial requirements and covenants.
     On July 25, 2005 our Board of Directors declared a cash dividend of $0.02 per share on our Class A and Class B common stock. The Board set the payment date for August 18, 2005, to all shareholders of record on August 11, 2005. The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operation and financial condition.”

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
Consolidated Equity Price Risk
     BFC and BankAtlantic Bancorp maintain a portfolio of equity securities that subject the Company to equity pricing risks which would arise as the relative values of our equity investments change as a consequence of market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of our available for sale equity securities at June 30, 2005 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available for sale
Percent	Equity
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$98,827	$16,471
10%	$90,592	$8,236
0%	$82,356	$—
-10%	$74,120	$(8,236)
-20%	$65,885	$(16,471)
     Excluded from the above table is $1.8 million of investments in other financial institutions held by BankAtlantic Bancorp and $5.0 million invested by BankAtlantic Bancorp in a limited partnership hedge fund specializing in bank equities, for which no current liquid market exists. Also excluded from the above table is $508,000 in investments in private companies held by BFC and a $10.0 million investment in Benihana Series B Convertible Preferred Stock held by BFC for which no current market is available. The ability to realize or liquidate these investments will depend on future market conditions and is subject to significant risk.
Consolidated Interest Rate Risk
     The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting BankAtlantic to significant interest rate risk in that their value fluctuates with changes in interest rates. BankAtlantic has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring its potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 2005 resulting from a change in interest rates. Interest rate sensitive instruments included in the model are:
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

     The model calculates the net potential gains and losses in net portfolio fair value by:
i.	Discounting anticipated cash flows from existing assets and liabilities at market rates to determine fair values at June 30, 2005 and December 31, 2004,

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
     Subordinated debentures and mortgage-backed bonds payable were valued for this purpose based on their contractual maturities or redemption date. BankAtlantic’s interest rate risk policy has been approved by the Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management has maintained the portfolio within these established guidelines.
     Certain assumptions by BankAtlantic in assessing the interest rate risk were utilized in preparing the following tables. These assumptions related to:
•	Interest rates,

•	Loan prepayment rates,

•	Deposit runoff rates,

•	Non-maturing deposit servicing rates,

•	Market values of certain assets under various interest rate scenarios, and

•	Re-pricing of certain borrowings.
     The tables below measure changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down. It also assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that BankAtlantic’s assets and liabilities would perform as indicated in the tables below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated. Furthermore, the results of the calculations in the following table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which we may take in the future.
     Presented below is an analysis of BankAtlantic Bancorp’s interest rate risk at June 30, 2005 and December 31, 2004 calculated utilizing BankAtlantic Bancorp’s model (in thousands).

	As of June 30, 2005
	Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change
+200 bp	$867,516	$77,745
+100 bp	$861,125	$71,354
0	$789,771	$—
-100 bp	$647,798	$(141,973)
-200 bp	$432,785	$(356,986)

	As of December 31, 2004
	Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change
+200 bp	$813,332	$77,676
+100 bp	$803,501	$67,845
0	$735,656	$—
-100 bp	$596,126	$(139,530)
-200 bp	$406,938	$(328,718)
     Deposit decay assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Savings	16%	10%	10%	10%
Money market	83	15	15	15
NOW	7	6	6	6
Demand	14	6	6	6
     BankAtlantic began utilizing its interest rate risk model in January 2005. BankAtlantic believes that this model enables management to evaluate the interest rate sensitivity of our interest earnings assets and interest bearing liabilities on a more specific asset and liability basis than the prior interest rate risk model. As a consequence, the December 31, 2004 amounts are also provided utilizing the new model. The change in the December 31, 2004 amounts from those calculated under the prior model was primarily due to a change in deposit decay rates. The decay rates utilized in the older model were based on industry averages, whereas the deposit decay rates utilized in the new model are based on BankAtlantic’s historical experience as calculated by a third party.
     BankAtlantic’s tax equivalent net interest margin improved to 3.89% in the first six months of 2005 vs. 3.73% during the same 2004 period. This improvement in the net interest margin reflects a combination of several factors, including the continued growth of low cost deposits, which are more beneficial in higher rate periods, the repayment of certain high cost FHLB advances in prior periods, and higher earning asset yields. However, if the current interest rate environment should be prolonged, the flat yield curve may lessen or prevent further improvements in the net interest margin. Management believes that BankAtlantic could potentially continue to realize some further margin improvement in a rising interest rate environment.
     Levitt is also subject to interest rate risk on its long-term debt. At June 30, 2005, Levitt had $195.3 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $73.4 million in borrowings with fixed or initially-fixed rates. At June 30, 2005, included in the $195.3 million is approximately $4.7 million in borrowings due to BankAtlantic, which are eliminated in the Company’s consolidated financial statements. Consequently, for debt tied to an indexed rate, changes in interest rates may affect earnings and cash flows, but generally would not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not earnings or cash flow.
     Assuming the fixed rate debt balance of $195.3 million outstanding at June 30, 2005 (which does not include the $54.1 million of Levitt’s junior subordinated debentures, which are initially fixed-rate obligations) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by Levitt by approximately $2.0 million per year.
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
     The following table sets forth the high, low and average VaR for Ryan Beck for the six months ended June 30, 2005 (in thousands):

	High	Low	Average
VaR	$247	$22	$76
Aggregate Long Value	122,217	64,358	90,606
Aggregate Short Value	$54,457	$15,771	$35,651
     The following table sets forth the high, low and average VaR for Ryan Beck for the year ended December 31, 2004 (in thousands):

	High	Low	Average
VaR	$1,747	$11	$336
Aggregate Long Value	112,494	43,431	72,787
Aggregate Short Value	$167,987	$23,851	$65,006

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
Changes in Internal Control over Financial Reporting
     In addition, we reviewed our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against Levitt and certain of its subsidiaries in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of 95 named plaintiffs residing in approximately 65 homes located in one of Levitt’s communities in Central Florida. The complaint alleges: breach of contract, breach of implied covenant of good faith and fair dealing; failure to disclose latent defects; breach of express warranty; breach of implied warranty; violation of building code; deceptive and unfair trade practices; negligent construction; and negligent design. Plaintiffs seek certification as a class, or in the alternative to divide into sub-classes, unspecified damages alleged to range from $50,000 to $400,000 per house, costs and attorneys’ fees. Plaintiffs seek a trial by jury.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Shareholders on May 17, 2005. At the meeting, the holders of the Company’s Class A and Class B Common Stock voting together as a single class elected the following two Directors to a three year term by the following votes:

Director	For	Withheld
John E. Abdo	104,218,835	908,111
Oscar Holzmann	104,215,132	911,815
     Also at the annual meeting, the holders of the Company’s Class A and Class B Common Stock voting together as a single class approved the adoption of the BFC Financial Corporation 2005 Stock Incentive Plan by the following votes:

	Votes	Votes	Votes
	For	Against	Abstaining
2005 Stock Incentive Plan	85,107,327	1,702,316	27,181
Item 6. Exhibits

Exhibit 10.1	Fourth Amendment to Loan Documents and Third Amended, Restated and Increased Revolving Line of Credit Promissory Note with City National Bank of Florida dated as of May 2, 2005.

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: August 9, 2005	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: August 9, 2005	By:	/s/ Glen R. Gilbert
Glen R. Gilbert, Executive Vice President,
and Chief Financial Officer