Form 10-Q
period 2005-09-30
BFC FINANCIAL CORP
filed 2005-11-10
CIK 315858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2005
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

YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐            NO ☑
Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of the latest practicable date at November 4, 2005:

Class A Common Stock of $.01 par value, 29,944,153 shares outstanding. Class B Common Stock of $.01 par value, 4,290,872 shares outstanding.

BFC Financial Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2005 and December 31, 2004 – Unaudited

Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004 – Unaudited

Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2005 and 2004 – Unaudited

Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2005 – Unaudited

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 – Unaudited

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
Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and due from depository institutions	$244,396	$208,627
Federal funds sold and other short-term investments	11,802	16,093
Securities owned (at fair value)	120,298	125,443
Securities available for sale (at fair value)	704,330	749,001
Investment securities and tax certificates (approximate fair value: $387,002 and $317,416)	387,430	317,891
Federal Home Loan Bank stock, at cost which approximates fair value	78,931	78,619
Loans receivable, net of allowance for loan losses of $41,767 and $47,082	4,549,825	4,561,073
Accrued interest receivable	39,766	35,995
Real estate held for development and sale	552,903	444,631
Investments in unconsolidated affiliates	108,073	89,090
Properties and equipment, net	180,586	160,997
Goodwill	77,981	77,981
Core deposit intangible asset	8,796	10,270
Due from clearing agent	15,650	16,619
Other assets	68,240	62,517

Total assets	$7,149,007	$6,954,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits Demand	$1,017,071	$890,398
NOW	673,803	658,137
Savings	303,348	270,001
Money market	921,585	875,422
Certificates of deposits	777,743	763,244

Total deposits	3,693,550	3,457,202

Customer deposits on real estate held for sale	44,939	43,022
Advances from FHLB	1,485,649	1,544,497
Securities sold under agreements to repurchase	126,810	257,002
Federal funds purchased	28,042	105,000
Subordinated debentures, notes and bonds payable	309,752	278,605
Junior subordinated debentures	317,390	263,266
Securities sold not yet purchased	20,688	39,462
Deferred tax liabilities, net	11,632	8,455
Other liabilities	236,379	220,433

Total liabilities	6,274,831	6,216,944

Minority interest	694,250	612,652

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2005 and 2004	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 29,944,153 in 2005 and 23,861,542 in 2004	278	217
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 4,290,872 in 2005 and 4,279,656 in 2004	41	41
Additional paid-in capital	97,155	50,962
Uearned compensation — restricted stock grants	(150)	—
Retained earnings	81,715	73,089

Total shareholders’ equity before accumulated other comprehensive income	179,039	124,309
Accumulated other comprehensive income	887	942

Total shareholders’ equity	179,926	125,251

Total liabilities and shareholders’ equity	$7,149,007	$6,954,847

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues
BFC Activities
Interest and dividend income	$530	$247	$1,004	$436
Other income, net	274	3,657	657	5,214

	804	3,904	1,661	5,650

Financial Services:
Interest and dividend income	90,232	65,789	259,656	184,330
Broker/dealer revenue	50,201	52,414	187,608	178,487
Other income	25,723	22,084	74,262	85,485

	166,156	140,287	521,526	448,302

Homebuilding & Real Estate Development
Sales of real estate	128,520	132,893	434,480	373,946
Interest and dividend income	588	341	1,554	749
Other income	2,277	2,735	5,741	5,893

	131,385	135,969	441,775	380,588

	298,345	280,160	964,962	834,540

Costs and Expenses
BFC Activities
Interest expense	216	276	908	866
Employee compensation and benefits	1,864	931	4,684	2,549
Other expenses, net	886	881	2,342	1,889

	2,966	2,088	7,934	5,304

Financial Services
Interest expense, net of interest capitalized	35,847	21,919	98,542	62,515
Provision for (recovery from) for loan losses	(3,410)	1,717	(6,506)	(1,105)
Employee compensation and benefits	68,455	58,992	212,641	189,710
Occupancy and equipment	14,853	11,782	42,043	33,393
Advertising and promotion	6,667	4,757	21,034	15,081
Impairment of properties and equipment	—	—	3,706	—
Amortization of intangible assets	—	425	—	1,289
Cost associated with debt redemption	—	—	—	11,741
Other expenses	21,209	18,661	60,688	53,319

	143,621	118,253	432,148	365,943

Homebuilding & Real Estate Development
Cost of sales of real estate	98,395	97,999	312,711	274,075
Interest expense, net of interest capitalized	—	178	—	236
Employee compensation and benefits	9,830	7,111	30,790	23,573
Selling, general and administrative expenses	10,054	9,811	31,419	26,130
Other expenses	1,448	3,544	3,390	4,962

	119,727	118,643	378,310	328,976

	266,314	238,984	818,392	700,223

Income before income taxes and equity in earnings from unconsolidated affiliates	32,031	41,176	146,570	134,317
Equity earnings from unconsolidated affiliates	5,886	5,888	13,153	16,722

Income before income taxes and minority interest	37,917	47,064	159,723	151,039
Provision for income taxes	14,271	19,113	64,872	63,258
Minority interest in income of consolidated subsidiaries	21,589	24,291	85,663	76,488

Net income	2,057	3,660	9,188	11,293
5% Preferred Stock dividends	187	187	562	204

Net income available to common shareholders	$1,870	$3,473	$8,626	$11,089

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Earnings per share of common stock
Basic earnings per share of common stock	$0.06	$0.14	$0.31	$0.46

Diluted earnings per share of common stock	$0.05	$0.12	$0.27	$0.38

Basic weighted average number of common shares outstanding	31,751	24,215	27,983	24,078

Diluted weighted average number of common and common equivalent shares outstanding	34,121	27,761	30,471	27,782
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensivce Income — Unaudited
(In thousands, except per share data

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income	$2,057	$3,660	$9,188	$11,293

Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities available for sale	(56)	866	(51)	95
Unrealized gain (loss) associated with investments in unconsolidated real estate affiliates	11	(22)	27	(36)
Reclassification adjustment for net gain included in net income	(14)	—	(31)	(13)
	(59)	844	(55)	46

Comprehensive income	$1,998	$4,504	$9,133	$11,339

The components of other comprehensive (loss) income relate to the Company’s net unrealized gains (losses) on securities available for sale, net of income taxes and the Company’s proportionate shares of non-wholly owned affiliates other comprehensive income, net of income taxes, such as net unrealized gains (losses) on securities available for sale and unrealized gains or (loss) associated with investments in unconsolidated real estate affiliates.
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity — Unaudited
For the Nine Months Ended September 30, 2005
(In thousands)

				Unearned		Accumulated
				Compen-		Other
				sation		Compre-
	Class A	Class B	Additional	Restricted		hensive
	Common	Common	Paid-in	Stock	Retained	Income
	Stock	Stock	Capital	Grants	Earnings	(Loss)	Total
Balance, December 31, 2004	$217	$41	$50,962	$—	$73,089	$942	$125,251
Net income	—	—	—	—	9,188	—	9,188
Other comprehensive loss, net of tax	—	—	—	—	—	(55)	(55)
Issuance of Class A Common Stock, net of stock issuance costs	61	—	46,547	—	—	—	46,608
Issuance of Class A restricted stock			200	(200)			—
Net effect of subsidiaries’ capital transactions, net of income taxes	—	—	(542)	—	—	—	(542)
Cash dividends on 5% Preferred Stock	—	—	—	—	(562)	—	(562)
Amortization of unearned compensation on restricted stock grants	—	—	—	50	—	—	50
Tax effect relating to share-based compensation	—	—	(12)	—	—	—	(12)

Balance, September 30, 2005	$278	$41	$97,155	$(150)	$81,715	$887	$179,926

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows — Unaudited
For the Nine Months Ended September 30, 2005 and 2004
(In thousands)

	2005	2004
Operating activities:
Net income	$9,188	$11,293
Adjustments to reconcile net income to net cash provided in operating activities:
Minority interest in income of consolidated subsidiaries	85,663	76,488
(Recovery) for loan losses, REO and tax certificates	(6,306)	(496)
Depreciation, amortization and accretion, net	15,579	13,123
Amortization of intangible assets	1,226	1,289
Securities activities, net	(373)	(3,546)
Gains on sale of real estate owned	(1,264)	(374)
Gains on sales of loans held for sale	(521)	(331)
Gains on sales of property and equipment	(293)	—
Gain on sale of branch	(922)	—
Equity earnings of unconsolidated affiliates	(13,153)	(16,722)
Litigation settlement	—	(23,938)
Cost associated with debt redemption	—	11,741
Impairment of office properties and equipment	3,706	—
Issuance of forgivable notes receivable	(3,366)	(3,703)
Originations and repayments of loans held for sale, net	(113,021)	(85,099)
Proceeds from sales of loans held for sale	109,509	95,143
Increase in real estate inventory	(108,641)	(149,177)
Decrease in securities owned activities, net	5,145	12,621
Decrease in securities sold but not yet purchased	(18,774)	(6,053)
Increase in deferred tax liabilities, net	4,398	16,500
Increase in accrued interest receivable	(3,771)	(2,237)
Increase in other assets	(4,126)	(4,679)
Decrease (increase) in due from clearing agent	969	(23,061)
Increase in other liabilities	22,616	23,297

Net cash used in operating activities	(16,532)	(57,921)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	163,227	176,436
Purchase of investment securities and tax certificates	(233,538)	(150,398)
Purchases of securities available for sale	(222,425)	(539,238)
Proceeds from sales and maturities of securities available for sale	265,290	244,608
Purchases of FHLB stock, net	(312)	(22,100)
Repayments from unconsolidated affiliates	856	9,163
Investment in unconsolidated affiliates	(6,249)	(127)
Net repayments (purchases and originations) of loans	18,425	(511,285)
Proceeds from sales of real estate owned	3,103	2,834
Proceeds from the sale of property and equipment	664	—
Additions to office property and equipment	(36,348)	(37,558)
Acquisition of Bowden Building Corporation, net of cash acquired	—	(6,109)
Net cash outflows from the sale of branch	(13,605)	—

Net cash used in investing activities	(60,912)	(833,774)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows — Unaudited
For the Nine Months Ended September 30, 2005 and 2004
(In thousands)

	2005	2004
Financing activities:
Net increase in deposits	$254,064	$184,149
Repayments of FHLB advances	(1,073,749)	(314,740)
Proceeds from the purchase of FHLB advances	1,015,000	770,000
Net increase (decrease) in securities sold under agreements to repurchase	(130,192)	50,076
Net increase (decrease) in federal funds purchased	(76,958)	86,300
Repayment of notes and bonds payable	(179,583)	(160,552)
Proceeds from notes and bonds payable	210,730	243,744
Proceeds from junior subordinated debentures	54,124	—
Payments for debt issuance costs	(2,146)	—
Change in minority interest	625	—
Proceeds from the issuance of 5% Preferred Stock, net of issuance cost	—	14,988
5% Preferred Stock dividends paid	(562)	(204)
Proceeds from the issuance of BFC Class A Common Stock, net of issuance costs	46,436	—
Proceeds from the issuance of BFC common stock upon exercise of stock options	172	690
Payment by BFC of the minimum witholding tax upon exercise of stock option	—	(1,362)
Proceeds from issuance of BankAtlantic Bancorp Class A common stock	1,084	2,160
Payment by BankAtlantic Bancorp of the minimum withholding tax upon exercise of stock options	(3,519)	(1,810)
Purchase of BankAtlantic Bancorp subsidiary common stock	(491)	—
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(5,123)	(4,690)
Issuance of Levitt Corporation common stock, net of issuance cost	—	114,769
Levitt common stock dividends paid to non-BFC shareholders	(990)	(330)

Net cash provided by financing activities	108,922	983,188

Increase in cash and cash equivalents	31,478	91,493
Cash and cash equivalents at beginning of period	224,720	143,542

Cash and cash equivalents at end of period	$256,198	$235,035

Cash paid for
Interest on borrowings and deposits	$97,130	$64,224
Income taxes	29,846	48,196
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to real estate owned	2,059	1,106
Net loan recoveries	1,191	4,288
Tax certificate recoveries, net	165	311
Securities purchased pending settlement	—	11,549
Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	(201)	409
Fair value of assets acquired from acquisition of Bowden Building Corporation	—	26,696
Fair value of liabilities assumed from acquisition of Bowden Building Corporation	—	20,587
Change in accumulated other comprehensive income, net of taxes	(55)	46
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(542)	6,092
(Decrease) increase in shareholders’ equity for the tax effect relating to share-based compensation	(12)	3,635
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company that invests in and acquires operating businesses in a variety of industries, and typically treats its controlled investments as long-term, buy-and-hold investments. We currently have investments in companies engaged in retail and commercial banking, full service investment banking and brokerage, homebuilding, master planned community development, time share and vacation ownership, an Asian-themed restaurant chain and various real estate and venture capital investments. The Company’s principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). Through its control of BankAtlantic Bancorp, BFC has indirect controlling interests in BankAtlantic and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”). Through its control of Levitt, BFC has indirect controlling interests in Levitt and Sons, LLC (“Levitt and Sons”), Levitt Commercial, LLC (“Levitt Commercial”) and Core Communities, LLC (“Core Communities”) and an indirect non-controlling interest in Bluegreen Corporation (“Bluegreen”). Levitt and Sons includes the operations of Bowden Building Corporation, a developer of single family homes based in Tennessee, which was acquired in April 2004. BFC also holds a direct non-controlling minority investment in Benihana, Inc. (“Benihana”). As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
     BFC itself has no operations other than activities relating to the identification, analyzation and in appropriate cases, the acquisition of new investments, as well as the monitoring of existing investments. BFC has no independent sources of cash-flow from operations except to the extent dividends, management fees and similar cash payments are made to BFC by its subsidiaries and investment holdings. BFC does not currently collect management or other fees and the dividends paid to BFC do not currently cover BFC’s ongoing operating expenses. Therefore, BFC’ stand-alone activities currently generate a loss.
     BankAtlantic Bancorp (NYSE:BBX) is a diversified financial services holding company that offers a wide range of banking and investment products and services through its subsidiaries. BankAtlantic Bancorp’s principal assets include the capital stock of its wholly-owned subsidiaries BankAtlantic, its banking subsidiary; Ryan Beck an investment banking firm. BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 76 branches located in Florida. Ryan Beck is a full service federally regulated broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 39 offices in 13 states. Ryan Beck also engages in the underwriting, distribution and trading of tax-exempt, equity and debt securities.
     Levitt (NYSE:LEV) engages in homebuilding, land development and other real estate activities through Levitt and Sons, Core Communities, Levitt Commercial, and investments in real estate projects. Levitt also owns approximately 31% of the outstanding common stock of Bluegreen, a New York Stock Exchange-listed (NYSE:BXG) company that acquires, develops, markets and sells vacation ownership interests in primarily “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities.
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
     As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require the consolidation of their financial results. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution.

The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 21.7% and 16.6%, respectively, which results in BFC recognizing 21.7% and 16.6% of BankAtlantic Bancorp’s and Levitt’s net income, respectively.
     BFC’s ownership in BankAtlantic Bancorp and Levitt as of September 30, 2005 was as follows:

			Percent
	Shares	Percent of	Of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.94%	7.90%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.74%	54.90%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.62%	52.91%
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for a litigation settlement gain during the nine months ended September 30, 2004 and an impairment charge on office properties and equipment during the nine months ended September 30, 2005) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and quarterly reports on Form 10-Q for the quarter ended March 31, 2005 and June 30, 2005. All significant inter-company balances and transactions have been eliminated in consolidation.
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
     The Company is currently organized into three reportable segments: BFC Activities, Financial Services and Homebuilding & Real Estate Development.
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

BFC Activities
     This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This segment includes BFC’s real estate owned; loans receivable that relate to previously owned properties; investment in Benihana convertible preferred stock, other securities and investments; BFC’s overhead and interest expense and the financial results of venture partnerships which BFC controls. This segment’s results do not reflect the Company’s equity from earnings in BankAtlantic Bancorp or Levitt. This segment includes BFC’s provision for income taxes including the tax provision related to the Company’s earnings from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier.
Financial Services
     Our Financial Services segment includes BankAtlantic Bancorp and its subsidiaries’ operations, BankAtlantic and Ryan Beck. BankAtlantic activities consist of a broad range of banking operations including community banking, commercial lending and bank investments. Also included in this segment is a broad range of investment banking and brokerage operations through Ryan Beck, and BankAtlantic Bancorp’s operations, costs of acquisitions and financing activities.
Homebuilding & Real Estate Development
     Our Homebuilding & Real Estate Development segment includes Levitt Corporation and its subsidiaries’ operations, Levitt and Sons, Core Communities, and Levitt Commercial, as well as Levitt’s investment in Bluegreen. This segment includes Levitt’s homebuilding, land development of master planned communities, industrial and residential properties and investments in other real estate ventures.
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Inter-company loans, interest income and interest expense and management and consulting fees are eliminated for consolidated presentation. The Company evaluates segment performance based on net income.

     The table below reflects the consolidated data of our business segments for the three months ended September 30, 2005 and 2004 and at September 30, 2005 and 2004 (in thousands):

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2005	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$128,520	$—	$128,520
Interest and dividend income	539	90,292	607	(88)	91,350
Broker/dealer revenue	—	50,368	—	(167)	50,201
Other income, net	272	25,994	2,279	(271)	28,274

	811	166,654	131,406	(526)	298,345

Costs and Expenses:
Cost of sale of real estate	—	—	98,455	(60)	98,395
Interest expense, net	216	35,874	—	(27)	36,063
Recovery for loan losses	—	(3,410)	—	—	(3,410)
Other expenses	2,836	111,184	21,518	(272)	135,266

	3,052	143,648	119,973	(359)	266,314

	(2,241)	23,006	11,433	(167)	32,031
Equity in earnings from unconsolidated subsidiaries	—	142	5,744	—	5,886

Income (loss) before income taxes	(2,241)	23,148	17,177	(167)	37,917
Provision for income taxes	984	6,888	6,469	(70)	14,271

Income (loss) before minority interest	(3,225)	16,260	10,708	(97)	23,646
Minority interest in income of consolidated subsidiaries	17	12,720	8,928	(76)	21,589

Net income (loss)	$(3,242)	$3,540	$1,780	$(21)	$2,057

At September 30, 2005
Total assets	$57,613	$6,352,822	$786,934	$(48,362)	$7,149,007

Total liabilities	$47,282	$5,829,430	$446,481	$(48,362)	6,274,831

Minority interest	$758	$409,600	$283,892	$—	694,250

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2004	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$132,893	$—	$132,893
Interest and dividend income	247	66,373	408	(651)	66,377
Broker/dealer revenue	—	52,670	—	(256)	52,414
Other income, net	3,735	22,381	2,735	(375)	28,476

	3,982	141,424	136,036	(1,282)	280,160

Costs and Expenses:
Cost of sale of real estate	—	—	98,513	(514)	97,999
Interest expense, net	276	22,056	178	(137)	22,373
Provision for loan losses	—	1,717	—	—	1,717
Other expenses	2,067	94,617	20,842	(631)	116,895

	2,343	118,390	119,533	(1,282)	238,984

	1,639	23,034	16,503	—	41,176
Equity in earnings from unconsolidated affiliates	—	123	5,765	—	5,888

Income before income taxes	1,639	23,157	22,268	—	47,064
Provision for income taxes	2,039	8,466	8,608	—	19,113

Income (loss) before minority interest	(400)	14,691	13,660	—	27,951
Minority interest in income of consolidated subsidiaries	1,453	11,447	11,391	—	24,291

Net income (loss)	$(1,853)	$3,244	$2,269	—	$3,660

At September 30, 2004
Total assets	$31,538	$5,678,612	$652,137	$(97,949)	$6,264,338

Total liabilities	$55,327	$5,219,123	$372,368	$(97,141)	$5,549,677

Minority interest	$2,355	$358,179	$233,274	$—	$593,808

     The table below reflects the consolidated data of our business segments for the nine months ended September 30, 2005 and 2004 and at September 30, 2005 and 2004 (in thousands):

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2005	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$434,480	$—	$434,480
Interest and dividend income	1,027	260,536	1,814	(1,163)	262,214
Broker/dealer revenue	—	188,969	—	(1,361)	187,608
Other income	699	74,998	5,742	(779)	80,660

	1,726	524,503	442,036	(3,303)	964,962

Costs and Expenses:
Cost of sale of real estate	—	—	313,591	(880)	312,711
Interest expense, net	908	98,825	—	(283)	99,450
Recovery for loan losses	—	(6,506)	—	—	(6,506)
Other expenses	7,340	340,112	66,065	(780)	412,737

	8,248	432,431	379,656	(1,943)	818,392

	(6,522)	92,072	62,380	(1,360)	146,570
Equity in earnings from unconsolidated affiliates	—	410	12,743	—	13,153

Income (loss) before income taxes	(6,522)	92,482	75,123	(1,360)	159,723
Provision for income taxes	5,084	31,807	28,545	(564)	64,872

Income (loss) before minority interest	(11,606)	60,675	46,578	(796)	94,851
Minority interest in income of consolidated subsidiaries	35	47,414	38,837	(623)	85,663

Net income (loss)	$(11,641)	$13,261	$7,741	$(173)	$9,188

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2004	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$373,946	$—	$373,946
Interest and dividend income	436	186,109	886	(1,916)	185,515
Broker/dealer revenue	—	178,743	—	(256)	178,487
Other income	5,447	85,782	5,893	(530)	96,592

	5,883	450,634	380,725	(2,702)	834,540

Costs and Expenses:
Cost of sale of real estate	—	—	275,854	(1,779)	274,075
Interest expense, net	866	62,652	236	(137)	63,617
Recovery for loan losses	—	(1,105)	—	—	(1,105)
Other expenses	4,694	304,533	55,195	(786)	363,636

	5,560	366,080	331,285	(2,702)	700,223

	323	84,554	49,440	—	134,317
Equity in earnings from unconsolidated affiliates	—	359	16,363	—	16,722

Income (loss) before income taxes	323	84,913	65,803	—	151,039
Provision for income taxes	6,419	31,438	25,401	—	63,258

Income (loss) before minority interest	(6,096)	53,475	40,402	—	87,781
Minority interest in income of consolidated subsidiaries	1,938	41,595	32,955	—	76,488

Net income (loss)	$(8,034)	$11,880	$7,447	$—	$11,293

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
     The following table illustrates the effect on net income available to common shareholders and earnings per share as if the Company had applied the fair value recognition under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based compensation – Transition and Disclosure”, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Pro forma net income
Net income available to common shareholders, as reported	$1,870	$3,473	$8,626	$11,089
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and minority interest	14	9	33	29
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(414)	(307)	(825)	(667)

Pro forma net income available to common shareholders	$1,470	$3,175	$7,834	$10,451

Earnings per share:
Basic as reported	$0.06	$0.14	$0.31	$0.46

Basic pro forma	$0.05	$0.13	$0.28	$0.43

Diluted as reported	$0.05	$0.12	$0.27	$0.38

Diluted pro forma	$0.04	$0.11	$0.24	$0.35

     During the nine months ended September 30, 2005, the Company received net cash proceeds of $173,000 from the exercise of stock options. During the three and nine month periods ended September 30, 2004, the Company received net cash proceeds of $46,000 and $415,000, respectively, from the exercise of stock options. During the nine months ended September 30, 2004, the Company accepted 94,699 shares of Class A Common Stock and 86,873 shares of Class B Common Stock with a fair value of $1.4 million as consideration for the exercise price of stock options and optionees’ minimum statutory withholding taxes related to option exercises.
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

     During July 2005, the Board of Directors established the compensation to be paid to non-employee directors. Directors where given an opportunity to receive either options, restricted stock, cash or a combination of the foregoing. Directors elected to receive an aggregate of 22,524 shares of restricted stock which were granted in Class A Common Stock under the Company’s 2005 Stock Incentive Plan and will vest monthly over a 12-month service period. In connection with the issuance of restricted stock, the Company will recognize $200,000 of expense for directors’ fees over a one year vesting period. At September 30, 2005, unearned directors’ compensation was $150,000 and $50,000 was recognized during the quarter ended September 30, 2005.
4. Impairment of Office Properties and Equipment
     During the nine months ended September 30, 2005, BankAtlantic opened its new corporate center which also serves as BankAtlantic Bancorp’s, Levitt’s and the Company’s corporate headquarters. As a result of the abandoment of the former corporate headquarter building, an impairment charge for the $3.7 million was recorded during the nine months ended September 30, 2005.
5. Advances from the Federal Home Loan Bank
     During the third quarter of 2005, BankAtlantic borrowed $100 million from the Federal Home Loan Bank “FHLB.” For the first year these advances bear interest at LIBOR -based floating rates which adjust quarterly. After one year the advances have a weighted average fixed rate of 3.77 % and mature between 2009 and 2012. The FHLB, after one year, has an option to convert the borrowing to a LIBOR base rate that adjusts quarterly. If the FHLB makes such an election, BankAtlantic will have the right to pre-pay the advances at no penalty or premium. At September 30, 2005, these advances had a weighted average interest rate of 3.38%.
     Of the remaining FHLB advances outstanding at September 30, 2005, $531 million mature between 2008 and 2011 and have a weighted average interest rate of 5.41%, and $854 million are LIBOR-based floating rate advances that mature between 2005 and 2006 and have a weighted average interest rate of 3.81%.
     During the nine months ended September 30, 2004 BankAtlantic prepaid $108 million of FHLB advances incurring prepayment penalties of $11.7 million.
6. Defined Benefit Pension Plan and Other Retirement Benefit Arrangements
     At December 31, 1998, BankAtlantic froze its defined benefit pension plan (“Plan”). All participants in the Plan ceased accruing service benefits beyond that date. BankAtlantic is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees. Under the Plan, net periodic pension expense (benefit) incurred includes the following components (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Service cost benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	388	383	1,164	1,149
Expected return on plan assets	(525)	(500)	(1,575)	(1,500)
Amortization of unrecognized net gains and losses	168	111	504	332

Net periodic pension expense (benefit)	$31	$(6)	$93	$(19)

     BankAtlantic did not contribute to the Plan during the nine months ended September 30, 2005 and 2004. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2005.
     On September 13, 2005 the Company entered into an agreement with the Company’s Chief Financial Officer, pursuant to which the Company has agreed to pay him a monthly retirement benefit of $5,671.69 beginning January 1, 2010, regardless of his actual retirement date. The monthly payment will continue through his life or until such time as at least 120 monthly payments have been made to him and his beneficiaries. However, as permitted by the agreement, he may elect to choose an available actuarially equivalent form of payment. The Company’s obligation under the agreement is unfunded. In September 2005, the Company recorded the present value of the retirement benefit payment in the amount of $482,444. The Company will recognize monthly the amortization of interest on the retirement benefit as compensation expense. The accrued liability of $482,444 is included in Other Liabilities in the Company’s Consolidated Statements of Financial Condition and the compensation expense is included in BFC Activities Employee Compensation and Benefits in the Company’s Consolidated Statements of Operations.
7. Securities Owned
     Ryan Beck’s securities owned activities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from clients. Ryan Beck also realizes gains and losses from proprietary trading activities.
     Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
States and municipalities	$28,766	$10,824
Corporations	8,624	10,093
U.S. Government and agencies	33,119	57,659
Corporate equity	19,905	18,042
Deferred compensation assets	27,714	27,898
Certificates of deposit	2,170	927

	$120,298	$125,443

     In the ordinary course of business, Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. As of September 30, 2005 and December 31, 2004, balances due from the clearing broker were $15.7 million and $16.6 million, respectively.
     Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Corporate equity	$3,788	$3,498
Corporate bonds	1,440	9,958
States and municipalities	41	269
U.S. Government and agencies	14,963	25,384
Certificates of deposit	456	353

	$20,688	$39,462

     Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

8. Loans Receivable

	September 30,	December 31,
	2005	2004
Real estate loans:
Residential	$2,159,344	$2,065,658
Construction and development	1,349,333	1,454,048
Commercial	953,086	1,082,294
Small business	145,570	123,740
Other loans:
Home equity	505,746	457,058
Commercial business	87,894	91,505
Small business — non-mortgage	76,990	66,679
Consumer loans	13,580	14,540
Deposit overdrafts	5,205	3,894
Residential loans held for sale	8,680	4,646
Other loans	2,071	3,364
Discontinued loans products (1)	6,156	8,285

Total gross loans	5,313,655	5,375,711

Adjustments:
Undisbursed portion of loans in process	(724,043)	(767,804)
Premiums related to purchased loans	5,968	6,609
Deferred fees	(3,573)	(5,812)
Deferred profit on commercial real estate loans	(415)	(549)
Allowance for loan and lease losses	(41,767)	(47,082)

Loans receivable – net	$4,549,825	$4,561,073

(1)	Discontinued loan products consist of non-mortgage syndication loans, lease financings, indirect consumer loans and certain small business loans originated before 2002. These loan products were discontinued during prior periods.
     At September 30, 2005, loans to Levitt from BankAtlantic had an outstanding balance of approximately $1.1 million. At December 31, 2004, loans to Levitt from BankAtlantic and BankAtlantic Bancorp had an outstanding balance of approximately $8.6 million and $38.0 million, respectively. These inter-company loans and related interest were eliminated in consolidation. At September 30, 2005, BankAtlantic had $7.5 million of undisbursed loans in process to Levitt.
9. Real Estate Held for Development and Sale
Real estate held for development and sale consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Land and land development costs	$426,103	$302,383
Construction costs	89,257	112,292
Other capitalized costs	32,969	24,020
Other real estate	4,574	5,936

	$552,903	$444,631

10. Investments in Unconsolidated Affiliates
     The consolidated statements of financial condition include the following amounts for investments in unconsolidated affiliates consisting of the following (in thousands):

	September 30,	December 31,
	2005	2004
Investment in Bluegreen Corporation	$93,747	$80,572
Investments in real estate joint ventures	179	608
Investment in rental property joint venture	4,600	—
BankAtlantic Bancorp investment in statutory business trusts	7,910	7,910
Levitt investment in statutory business trusts	1,637	—

	$108,073	$89,090

     In September 2005, BankAtlantic Bancorp invested in a real estate joint venture. The business purpose of this joint venture is to manage certain rental property with the intent to sell the property in the foreseeable future. BankAtlantic Bancorp receives an 8% preferred return on its investment and 35% of any profits after return of BankAtlantic Bancorp’s investment and the preferred return.
     Levitt’s investment in Bluegreen is accounted for under the equity method. At September 30, 2005, Levitt owned approximately 9.5 million shares, or approximately 31%, of Bluegreen’s outstanding common stock.
     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
Total assets	$690,915	$634,809

Total liabilities	$374,751	363,933
Minority interest	9,314	6,009
Total shareholders’ equity	306,850	264,867

Total liabilities and shareholders’ equity	$690,915	$634,809

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues and other income	$198,448	$190,141	$513,766	$449,260
Cost and other expenses	166,514	163,264	446,320	397,608

Income before minority interest and provision for income taxes	31,934	26,877	67,446	51,652
Minority interest	1,584	360	3,305	2,692

Income before provision for income taxes	30,350	26,517	64,141	48,960
Provision for income taxes	11,685	10,208	24,694	18,849

Net income	$18,665	$16,309	$39,447	$30,111

11. Debt
     On July 22, 2005, BFC amended its $14.0 million Revolving Line of Credit Promissory Note with City National Bank of Florida, as lender, by extending the maturity date to April 30, 2006. In June 2005, the $10.5 million outstanding balance on the line of credit was paid in full, leaving an available balance of $14.0 million.
     In November 2004, a tenant occupying 21% of the square footage of Burlington Manufactures Outlet Center (“BMOC”), a shopping center owned by the Company, vacated the premises. The loss of this tenant caused BMOC to operate at a negative cash flow. As a consequence, the non-recourse mortgage was not paid in accordance with its terms, rather, cash flow to the extent available was paid to the lender. In September 2005, the lender filed a Notice of Hearing Prior to Foreclosure of Deed of Trust with Attached Notice of Sale advising the Company that the property is scheduled to be sold on November 29, 2005. Once title is deeded, BFC will recognize a gain of approximately $5.1 million. The amount of the gain will consist of the following (in thousands):

At September 30,
2005
Investment in real estate, net	$2,993
Other assets	443
Other liabilities	(349)
Mortgage payable	(8,219)

Net gain	$5,132

     On August 9, 2005, Levitt and Sons entered into a revolving credit facility with a third party lender for borrowings of up to $75.0 million, subject to borrowing base limitations based on the value and type of collateral provided. Advances under the facility bear interest, at Levitt and Sons’ option, at either (i) the lender’s Prime Rate less 50 basis points or (ii) 30-day LIBOR plus a spread of between 200 and 240 basis points, depending on the ratio of Levitt and Sons’ debt to tangible net worth. Accrued interest is due and payable monthly commencing September 1, 2005 and the facility matures on August 8, 2008; provided, however, if certain conditions are satisfied, the lender may, in its sole discretion, extend the August 8, 2008 maturity date for successive twelve (12) month periods. At September 30, 2005, $37.0 million was outstanding under the facility.
     On September 16, 2005 Core Communities entered into a $30.0 million revolving credit facility (the “Horizons Facility”) with a third party lender. Borrowings under the Horizons Facility bear interest at a floating rate equal to one-month LIBOR plus two hundred and fifty (250) basis points. Accrued interest is due and payable monthly and all outstanding principal is due and payable on June 1, 2011. At September 30, 2005, no amounts were outstanding under the facility.

     On September 21, 2005, Core Communities, and its wholly owned subsidiary Core Communities of South Carolina, LLC (“Core South Carolina”), entered into a $30.0 million credit facility with a third party lender. The facility is evidenced by two separate promissory notes, each dated as of September 21, 2005, in the original principal amounts of $25.0 million (the “$25 million Note”) and $5.0 million (the “$5 million Note”). The initial proceeds drawn on the facility were used to finance property recently acquired by Core South Carolina. Through September 30, 2010, amounts outstanding under the $25 million Note bear interest at three-month LIBOR plus two hundred seventy five (275) basis points and amounts outstanding under the $5 million Note bear interest at the rate of 6.88% per annum. Thereafter, amounts outstanding under the $25 million Note shall bear interest at three-month LIBOR plus a spread to be agreed upon by the parties; amounts outstanding under the $5 million Note shall bear interest at the interpolated five (5) year average yield of United States Treasuries adjusted to a constant maturity of five (5) years, as reported by Bloomberg L.P., plus a spread to be agreed upon by the parties, such interest rate spread in each case to be reset on each of October 1, 2010 and October 1, 2015. The stated maturity of each Note is October 1, 2019; provided, however, in the event the parties are unable to agree to any interest rate spread on a reset date with respect to a Note, all amounts outstanding under such Note shall become immediately due and payable. Accrued interest only on each Note is due and payable monthly on the first day of each month commencing November 1, 2005, through October 1, 2008. At September 30, 2005, $30.0 million was outstanding under the facility.
     On October 6, 2005, Levitt and Sons and its wholly owned subsidiary Levitt Construction – East, LLC (“Levitt Construction”), entered into a revolving credit facility with a third party lender in an amount not to exceed $75.0 million, subject to borrowing base limitations based on the value and type of collateral provided. This facility also includes a sublimit of up to $15.0 million for the issuance of letters of credit. Advances under the facility bear interest, at Levitt’s election, at either (i) the lender’s Prime Rate less 50 basis points or (ii) 30-day LIBOR, plus a spread of between 200 and 240 basis points, depending on the ratio of Levitt and Sons’ and Levitt Construction’s debt to tangible net worth. Accrued interest is due and payable monthly and all outstanding principal shall be due and payable on September 30, 2006, with two (2) automatic three hundred sixty (360) day extensions (the “Initial Term”); provided, however, if certain conditions are satisfied, Levitt and Sons and Levitt Construction may request and the lender may, in its sole discretion, extend the Initial Term for additional one year periods.
12. Minority Interest
     At September 30, 2005 and December 31, 2004, minority interest was approximately $694.3 million and $612.7 million, respectively. The following table summarizes the minority interest held by others in our subsidiaries (in thousands):

	September 30,	December 31,
	2005	2004
BankAtlantic Bancorp	$409,600	$366,140
Levitt	283,892	245,756
Joint Venture Partnerships	758	756

	$694,250	$612,652

13. Equity Transactions
     In June 2005, the Company sold 5,450,000 shares of its Class A Common Stock pursuant to a registered underwritten public offering at $8.50 per share. Net proceeds from the sale by the Company totaled approximately $42.5 million, after underwriting discounts, commissions and offering expenses. On July 14, 2005, the Company sold an additional 507,555 shares of its Class A Common Stock at $8.50 per share pursuant to the partial exercise by the underwriters of an over-allotment option granted in connection with this offering. Net proceeds from the sale of 507,555 shares was approximately $3.9 million, after underwriting discounts, commissions and offering expenses, bringing total net proceeds to BFC of the offering and exercise of the over-allotment option to $46.4 million. Approximately $10.5 million of the net proceeds of the offering were used to repay indebtedness and an additional $10.0 million was used to purchase the second tranche of Benihana convertible preferred stock. The Company’s management expects to use the balance of the proceeds to fund the operations and growth of the Company, including funding new investments, and for general corporate purposes. As part of the same registered offering, certain shareholders of the Company sold the underwriters 550,000 shares of the Company’s Class A Common Stock. The Company did not receive any proceeds from the sale of shares of Class A Common Stock by the selling shareholders.
14. BankAtlantic Branch Sale
     In January 2005, BankAtlantic sold a branch to an unrelated financial institution.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest expense	$41,499	$25,613	$113,370	$71,828
Interest capitalized	(5,436)	(3,240)	(13,920)	(8,211)

Interest expense, net	$36,063	$22,373	$99,450	$63,617

16. Commitments and Financial Instruments with off-Balance Sheet Risk
     Commitments and financial instruments with off-balance sheet risk were (in thousands):

	September 30,	December 31,
	2005	2004
BFC Activities
Commitment to acquire Benihana Preferred Stock	$—	$10,000
Financial Services
Commitments to sell fixed rate residential loans	$18,681	$19,537
Commitments to sell variable rate residential loans	3,600	6,588
Forward contract to purchase mortgage-backed securities	—	3,947
Commitments to purchase fixed rate residential loans	4,763	—
Commitments to purchase variable rate residential loans	4,000	40,015
Commitments to originate loans held for sale	13,601	21,367
Commitments to originate loans held to maturity	391,023	238,429
Commitments to extend credit, including the undisbursed portion of loans in process	1,212,150	1,170,191
Standby letters of credit	73,963	55,605
Commercial lines of credit	116,739	121,688
Homebuilding & Real Estate Development
Levitt’s commitments to purchase properties for development	203,376	208,315
BFC Activities
     BFC has entered into guaranty agreements in connection with the purchase of two shopping centers in South Florida by limited liability companies. Cypress Creek Capital, a wholly owned subsidiary of BFC, has a one percent general partner interest in the limited partnership that has a 15 percent interest in both limited liability companies. Pursuant to the guaranty agreements, BFC guarantees certain carve outs on a nonrecourse loan. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $21.8 million, the amount of the indebtedness. However, based on the limited liability assets securing the indebtedness, it is reasonably likely that no payment will be required under the agreements. As general partner of the limited partnership and managing member of the limited liability companies, Cypress Creek Capital does not control or have the ability to make major decisions without the consent of all partners. Other than this guarantee, the remaining instruments indicated above are direct commitments of BankAtlantic Bancorp or Levitt and their subsidiaries.
Financial Services
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $51.6 million at September 30, 2005. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment for goods and services. These types of standby letters of credit had a maximum exposure of $22.4 million at September 30, 2005. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2005 and December 31, 2004 was $238,000 and $114,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

Homebuilding & Real Estate Development
     In the ordinary course of business, Levitt enters into contracts to purchase homesites and land held for development. At September 30, 2005, Levitt had approximately $203.4 million of commitments to purchase properties for development. Approximately $46.7 million of these commitments are subject to due diligence and satisfaction of certain requirements and conditions, including financing contingencies. At September 30, 2005, Levitt had refundable and nonrefundable deposits and letters of credit aggregating $6.3 million. Levitt’s liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.
     The following table summarizes certain information relating to outstanding purchase and option contracts, including those contracts subject to the satisfactory completion of due diligence and other conditions.

	Purchase	Units/	Expected
	Price ($MM)	Acres	Closing
Homebuilding Division	199.9	5,540	2005-2008
Other Operations	3.5	90	2007
     At September 30, 2005, Levitt had outstanding surety bonds and letters of credit of approximately $100.9 million related primarily to its obligations to various governmental entities to construct improvements in Levitt’s communities. Levitt estimates that approximately $91.1 million of work remains to complete these improvements. Levitt does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     In connection with the development of certain of Levitt’s communities, Levitt has established community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If Levitt were not able to establish community development districts, Levitt would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that Levitt owns property within a district when assessments are levied, Levitt will be obligated to pay such assessments when they are due. As of September 30, 2005, development districts in Tradition had funds issued for $62.8 million of community development district bonds outstanding for which no assessments had been levied. As of September 30, 2005, Levitt owned approximately 52% of the property in the districts.
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
17. Contingencies
     BankAtlantic previously disclosed that it had identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act and that it has been cooperating with regulators and other federal agencies concerning these deficiencies. BankAtlantic has provided and is continuing to provide information to the government pursuant to a number of subpoenas relating to, among other things, numerous customers and transactions and the Bank’s policies and procedures. BankAtlantic Bancorp cannot predict whether or to what extent civil or criminal regulatory action or monetary or other restrictions or penalties will be pursued against BankAtlantic or BankAtlantic Bancorp by regulators or other federal agencies. No amounts have been recorded at September 30, 2005 in the financial statements relating to possible penalties from federal agencies.
18. Certain Relationships and Related Party Transactions
     BFC is the controlling shareholder of BankAtlantic Bancorp and Levitt. BFC also has a direct non-controlling interest in Benihana and, through Levitt, an indirect ownership interest in Bluegreen. The majority of BFC’s capital stock is owned or controlled by the Company’s Chairman, Chief Executive Officer and President, and by the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BankAtlantic Bancorp and Levitt, and directors of Bluegreen. The Company’s Vice Chairman is also a director of Benihana.

     BFC, BankAtlantic Bancorp, Levitt and Bluegreen share certain office premises and employee services, pursuant to the arrangements described below.
     During 2004 and 2005, BankAtlantic Bancorp maintained service arrangements with BFC and Levitt, pursuant to which BankAtlantic Bancorp provides the following services to Levitt and BFC: human resources, risk management, project planning, system support and investor and public relation services. For such services, BankAtlantic Bancorp is compensated for its costs plus 5%. Additionally, BankAtlantic Bancorp rents office space to Levitt and BFC on a month-to-month basis and receives rental payments at agreed upon rates that the Company believes approximate market rates. These amounts were eliminated in the Company’s statement of operations.
     The table below shows the service fees and rent payments received by BankAtlantic Bancorp from BFC and Levitt for office space rent and services for the three and nine month periods ended September 30, 2005 and 2004 (in thousands):

	For the Three Months Ended September 30,
	BFC	Levitt	Total
2005
Service fees and rent	$85	$203	$288

2004
Service fees and rent	$21	$95	$116

	For the Nine Months Ended September 30,
	BFC	Levitt	Total
2005
Service fees and rent	$262	$495	$757

2004
Service fees and rent	$63	$285	$348

     Additionally, during the three and nine months ended September 30, 2005 Levitt paid BankAtlantic $30,000 and $85,000, respectively, for project management services compared to $2,000 and $42,000 during the same 2004 periods. BankAtlantic Bancorp recognized expenses of $12,000 and $196,000 during the three and nine months ended September 30, 2005, respectively, for risk management services provided by Bluegreen compared to $108,000 and $270,000 during the same 2004 periods. For these services BankAtlantic Bancorp paid Bluegreen its costs plus 5%.
     Cypress Creek Capital has received this year to date $25,000 in consulting fees for assisting Core Communities in obtaining financing of certain properties.
     BFC, Levitt and two technology venture partnerships in which BFC has controlling interests entered into securities sold under agreements to repurchase transactions with BankAtlantic aggregating to $21.2 million at September 30, 2005 and $39.6 million as of December 31, 2004. These transactions have the same terms as other BankAtlantic repurchase agreements. Such balances and its related interest were eliminated in consolidation.
     In connection with BFC’s underwritten public offering, Ryan Beck, as lead underwriter received investment banking fees of $1.2 million in June 2005 and $166,000 in July 2005. Such investment banking fees were eliminated in the Company’s Consolidated Statements of Operations.
     On February 6, 2001, Alan B. Levan, Chairman, President and Chief Executive Officer of the Company and John E. Abdo, Vice Chairman of the Company, each borrowed $500,000 from the Company on a recourse basis and Glen R. Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company, each borrowed $50,000 on a non-recourse basis in each case to make investments in a technology company sponsored by the Company. On July 16, 2002, John E. Abdo borrowed an additional $3.0 million from the Company on a recourse basis. All borrowings bear interest at the prime rate plus 1%, which interest is, except for interest on the Abdo borrowing, payable annually. The entire principal balance under the borrowings, except for the Abdo borrowing, is due in February 2006. The Abdo borrowing requires monthly interest payments, is due on demand and is secured by 2,127,470 shares of Class A Stock and 370,750 shares of Class B Stock. Mr. Levan repaid his advance in full in December 2004. Amounts outstanding at September 30, 2005 were $1,990,000 from Mr. Abdo, $19,151 from Mr. Gilbert and $24,854 from Mr. Pertnoy. Amounts outstanding at December 31, 2004 were $0 from Mr. Levan, $3,282,758 from Mr. Abdo, $19,151 from Mr. Gilbert and $24,854 from Mr. Pertnoy.
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
     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share data).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Basic earnings per share
Numerator:
Net income available to common shareholders	$1,870	$3,473	$8,626	$11,089

Denominator:
Weighted average number of common shares outstanding	34,144	26,608	30,375	26,471
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	31,751	24,215	27,983	24,078

Basic earnings per share	$0.06	$0.14	$0.31	$0.46

Diluted earnings per share
Numerator
Net income available to common shareholders	$1,870	$3,473	$8,626	$11,089
Effect of securities issuable by subsidiaries	(94)	(175)	(399)	(652)

Net income available after assumed dilution	$1,776	$3,298	$8,227	$10,437

Denominator
Weighted average number of common shares outstanding	34,144	26,608	30,375	26,471
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)	(2,393)
Common stock equivalents resulting from stock-based compensation	2,370	3,546	2,488	3,704

Diluted weighted average shares outstanding	34,121	27,761	30,471	27,782

Diluted earnings per share	$0.05	$0.12	$0.27	$0.38

20. Parent Company Financial Information
     BFC’s parent company unaudited Condensed Statements of Financial Condition at September 30, 2005 and December 31, 2004, unaudited Condensed Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004 and unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 are shown below:
BFC Financial Corporation
Parent Company Condensed Statements of Financial Condition — Unaudited
(In thousands)

	September 30,	December 31,
	2005	2004
Assets

Cash and cash equivalents	$26,357	$1,520
Investment securities	22,072	11,800
Investment in venture partnerships	974	971
Investment in BankAtlantic Bancorp, Inc.	113,792	103,125
Investment in Levitt Corporation	56,561	48,983
Investment in and advances to wholly owned subsidiaries (a)	1,233	31,867
Loans receivable	2,071	3,364
Other assets	1,406	2,596

Total assets	$224,466	$204,226

Liabilities and Shareholders’ Equity

Note payable	$—	$10,483
Advances from and negative basis in wholly owned subsidiaries (a)	5,064	34,636
Other liabilities	7,307	6,828
Deferred income taxes	32,169	27,028

Total liabilities	44,540	78,975

Total shareholders’ equity	179,926	125,251

Total liabilities and shareholders’ equity	$224,466	$204,226

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$536	$476	$1,168	$855
Expenses (a)	9,098	1,958	13,240	4,670

(Loss) before undistributed earnings from subsidiaries	(8,562)	(1,482)	(12,072)	(3,815)
Equity from earnings in BankAtlantic Bancorp	3,520	3,244	13,088	11,881
Equity from earnings in Levitt	1,780	2,271	7,741	7,447
Equity from earnings in other subsidiaries (a)	6,393	1,747	5,825	2,279

Income before income taxes	3,131	5,780	14,582	17,792
Provision for income taxes	1,074	2,120	5,394	6,499

Net income	2,057	3,660	9,188	11,293
5% Preferred Stock dividends	187	187	562	204

Net Income available to common shareholders	$1,870	$3,473	$8,626	$11,089

(a)	The significant declines in investments in wholly owned subsidiaries and advances to wholly owned subsidiaries results from dividends or forgiveness of debt, respectively, being recorded by inactive subsidiaries. The amount remaining in advances to wholly owned subsidiaries represents the negative basis resulting primarily from depreciation at BMOC. Such negative basis will be eliminated when BMOC is sold. During the three and nine month periods ended September 30, 2005, expenses includes the write-off of wholly-owned subsidiaries’ inter-company advances of approximately $6.6 million, and the equity from earnings in other subsidiaries includes the earnings recognized by BFC’s wholly-owned subsidiaries. These inter-company advances were eliminated in consolidation.

BFC Financial Corporation
Parent Company Statements of Cash Flow – Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
Operating Activities:
Net cash used in operating activities	$(2,210)	$(3,961)

Investing Activities:
Dividends from subsidiaries	1,686	1,547
Investment in wholly-owned subsidiaries	—	(1,000)
Additions to office property and equipment	(29)	—
Investment in Benihana convertible preferred stock	(10,000)	(10,000)

Net cash used in investing activities	(8,343)	(9,453)

Financing Activities:
Borrowing	1,000	1,168
Repayment of borrowings	(11,483)	—
Proceeds from issuance of Class A Common Stock, net of issuance costs	46,263	—
Proceeds from issuance of 5% Preferred Stock, net of issuance cost	—	14,988
Proceeds from issuance of Common Stock upon exercise of stock option	172	690
Payment of the minimum withholding tax upon exercise of stock option	—	(1,362)
5% Preferred Stock dividends paid	(562)	(204)

Net cash provided by financing activities	35,390	15,280

Increase in cash and cash equivalents	24,837	1,866
Cash at beginning of period	1,520	1,536

Cash at end of period	$26,357	$3,402

Supplementary disclosure of non-cash investing and financing activities
Interest paid on borrowings	$268	$237
Net (decrease) increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(542)	6,092
(Decrease) increase in accumulated other comprehensive income, net of taxes	(55)	46
(Decrease) increase in shareholders’ equity for the tax effect related to the exercise of employee stock options	(12)	3,635
Decrease in advances due from wholly-owned subsidiaries	(23,744)	—
Dividends from wholly-owned subsidiaries	23,744	—

21. Benihana Convertible Preferred Stock Investment
     On August 4, 2005, the Company purchased 400,000 shares of Series B Convertible Preferred Stock (“Convertible Preferred Stock”) pursuant to an agreement entered into with Benihana Inc. in June 2004 to purchase an aggregate of 800,000 shares of Convertible Preferred Stock for $25.00 per share. This purchase brings the Company’s ownership of Benihana to 800,000 shares of Convertible Preferred Stock and completes the Company’s commitment. Based upon Benihana’s currently outstanding capital stock, the Convertible Preferred Stock if converted would represent approximately 23% of Benihana voting and 10% of Benihana economic interest. The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost.
22. New Accounting Pronouncements
     In October 2005, FASB issued FASB Staff Position (FSP) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” This FSP indicates that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. The guidance in this FSP is applied to the first reporting period beginning after December 15, 2005 with early adoption permitted. Management does not believe that the guidance in this FSP will have a material effect on the Company’s financial statements.
     In October 2005, FASB issued FSP No. FAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”. The FSP outlines a practical accommodation for determining if a mutual understanding of the key terms and conditions of an award to an individual exists at the date the award is granted. The guidance of this FSP is effective upon initial adoption of Statement 123(R). Management believes that the guidance in this FSP will not have an effect on future stock option grants.
     In June 2005 the Emerging Issues Task Force (“EITF”) issued EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. The Task Force reached a consensus that the general partners in a limited partnership are presumed to control the limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. This presumption can be overcome if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. The guidance in this issue is effective after June 29, 2005 for new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. The guidance in this issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for existing limited partnerships. Management does not believe that the Task Force consensus in EITF 04-05 will have a material effect on the Company’s financial statements.
     In December 2004, FASB issued Statement No. 123 (revision) Share-based payments. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations, instead requiring all share-based payments to be accounted for using a fair value method. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application.” Under the modified prospective application, this Statement applies to new awards granted after the effective date and to unvested awards at the effective date. Under the modified retrospective application, the Company would apply the modified prospective method, but also restate the prior financial statements to include the amounts that were previously recognized in the pro forma disclosures under Statement No. 123. The Statement was originally to be effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005 the Securities and Exchange Commission (“SEC”) issued a final rule to amend the effective date of the Statement for public companies to the first interim or annual reporting period of the registrant’s first fiscal year beginning after June 15, 2005. Also, on March 29, 2005 the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses the staff’s views of the interaction between FASB

Statement No. 123R, Share-Based Payment, and certain SEC rules and regulations. SAB No. 107 also addresses the valuation of share-based payment arrangements for public companies. Management is currently evaluating the Statement, the SEC’s guidance and the two transitional applications, and anticipates adopting the Statement as of January 1, 2006.
     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This Statement amends SFAS No. 66, Accounting for Sales of Real Estate, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of the AICPA’s SOP 04-2, Accounting for Real Estate Time-Sharing Transactions. SOP 04-2 was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. Bluegreen has publicly disclosed that the provisions of SFAS No. 152 and SOP 04-2 become effective for Bluegreen on January 1, 2006. Bluegreen has also publicly disclosed that “the adoption of the SOP will result in a one-time, non-cash, cumulative effect of change in accounting principle charge of $2.5 million to $4.0 million, or $.08 — $.13 per share, in the first quarter of 2006”. The charge will be reflected as a “Cumulative Effect of a Change in Accounting Principle” in Bluegreen’s consolidated financial statements. The Company’s share of the charge will be reflected in the Company’s equity in the earnings of Bluegreen. Since Bluegreen has indicated a range of the impact without certainty to the charge on its consolidated financial statements, management of the Company can give no assurance as to the final impact of these standards on its consolidated financial statements.
23. Litigation
     On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against Levitt in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of 95 named plaintiffs residing in approximately 65 homes located in one of Levitt’s communities in Central Florida. The complaint alleges: breach of contract, breach of implied covenant of good faith and fair dealing; failure to disclose latent defects; breach of express warranty; breach of implied warranty; violation of building code; deceptive and unfair trade practices; negligent construction; and negligent design. Plaintiffs seek certification as a class, or in the alternative to divide into sub-classes, unspecified damages alleged to range from $50,000 to $400,000 per house, costs and attorneys’ fees. Plaintiffs seek a trial by jury. While there is no assurance that Levitt will be successful, Levitt believes it has valid defenses and is engaged in a vigorous defense of the action.
     In October 2005, Levitt’s subsidiary, Levitt and Sons, LLC, reached a settlement of all claims previously pending in the law suit filed by Smith & Company in December 2000 (the “Smith Settlement”) against a joint venture in which Levitt and Sons, LLC had an equity interest. In connection with the Smith Settlement, the Company recorded an additional accrual of $830,000, principally to cover attorneys’ fees and settlement costs in the case and in October, 2005 disbursed the amounts payable pursuant to the Smith Settlement.

Consolidated Financial Summary
BFC Financial Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Consolidated Financial Summary

Condensed Statement of Financial Condition	September 30,	December 31,
	2005	2004
(In thousands)
Assets	$7,149,007	$6,954,847

Liabilities	$6,274,831	$6,216,944
Minority interest	694,250	612,652
shareholders’ equity	179,926	125,251

Liabilities and Shareholders’ equity	$7,149,007	$6,954,847

Results of Operations	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
BFC Activities	$(3,225)	$(400)	$(11,606)	$(6,096)
Financial Services	16,260	14,691	60,675	53,475
Homebuilding & Real Estate Development	10,708	13,660	46,578	40,402
Eliminations	(97)	—	(796)	—

	23,646	27,951	94,851	87,781

Minority interest in income of consolidated subsidiaries	21,589	24,291	85,663	76,488

Net income	2,057	3,660	9,188	11,293
5% Preferred Stock dividends	187	187	562	204

Net income available to common shareholders	$1,870	$3,473	$8,626	$11,089

     Net income for the three months ended September 30, 2005 was $2.1 million compared with $3.7 million for the same period in 2004. Net income for the nine months ended September 30, 2005 was $9.2 million compared with $11.3 million for the same period in 2004. The nine months ended September 30, 2005 included an after tax impairment charge of $322,000 net of minority interest associated with BankAtlantic’s former headquarters. Results for the nine months ended September 30, 2004 included two items resulting in an after tax gain of $1.4 million net of minority interest. These items were a litigation settlement and after-tax costs associated with the prepayment of certain high cost debt. Excluding the effect of these items for the nine months ended September 30, 2005 and 2004, net income in the 2005 period would have been $9.5 million, compared to $9.9 million in the 2004 period. Each of the segments Results of Operations are discussed below.
     The 5% Preferred Stock dividend represents the dividends paid by the Company on our 5% Cumulative Convertible Preferred Stock.

Consolidated Financial Summary
Overview
     We are a diversified holding company whose principal holdings consist of direct controlling interests in BankAtlantic Bancorp, our financial services business subsidiary, and Levitt, our homebuilding and real estate development subsidiary. As a consequence of our direct controlling interests, we have indirect controlling interests through BankAtlantic Bancorp in BankAtlantic and Ryan Beck and through Levitt, we have indirect controlling interests in Levitt and Sons, Core Communities and Bowden. We also hold a direct non-controlling minority investment in Benihana and through Levitt, an indirect minority interest in Bluegreen. As a result of our position as the controlling shareholder of BankAtlantic Bancorp, we are a “unitary savings bank holding company” regulated by the Office of Thrift Supervision. Our primary activities presently relate to managing our current investments and identifying and potentially making new investments. As of September 30, 2005, we had total consolidated assets of approximately $7.1 billion, including the assets of our consolidated subsidiaries, minority interest of $694.3 million and shareholders’ equity of approximately $179.9 million.
     As a holding company with control positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require the consolidation of the financial results of both BankAtlantic Bancorp and Levitt. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s consolidated financial statements. Except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from the entity. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 21.7% and 16.6%, respectively, which results in BFC recognizing only 21.7% and 16.6% of BankAtlantic Bancorp’s and Levitt’s income, respectively. The portion of income in those subsidiaries not attributable to our economic ownership interests is classified in our financial statements as “Minority Interest” and is subtracted from income before income taxes to arrive at consolidated net income in our financial statements to calculate the income of BFC. Additionally, the Company owns equity securities in the technology sector owned by partnerships included in our consolidated financial statements based on our general partner interest in those partnerships.
BFC’s ownership in BankAtlantic Bancorp and Levitt as of September 30, 2005 was as follows:

			Percent
	Shares	Percent of	Of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.94%	7.90%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.74%	54.90%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.62%	52.91%

Consolidated Financial Summary
Forward Looking Statement
Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BFC Financial Corporation (“the Company” or “BFC” which may be referred to as “we”, “us” or “our”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements made in this document. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and you should note that prior or current performance of investments and acquisitions is not a guarantee or indication of future performance. Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, investment banking, real estate development, homebuilding, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Other risks and uncertainties associated with BFC include that BFC has significant expenses and negative cash flow: the impact of economic, competitive and other factors may affect the Company and its subsidiaries, and their operations, markets, products and services; we may not be able to successfully execute our anticipated growth strategies; that BFC shareholders’ interests will be diluted in transactions utilizing BFC stock for consideration, that appropriate investment opportunities on reasonable terms and at reasonable prices will not be available, the performance of those entities in which investments are made may not be as anticipated, and that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made; with respect to BankAtlantic Bancorp and BankAtlantic: the risks and uncertainties associated with: the impact of economic, competitive an other factors affecting BankAtlantic Bancorp and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on BankAtlantic Bancorp activities and the value of its assets; BankAtlantic’s seven-day banking initiative, marketing initiatives and other growth initiatives not resulting in continued growth of low cost deposits or otherwise not producing results which justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; as well as BankAtlantic’s ability to correct and the associated costs of correcting the compliance deficiencies associated with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act, and whether or to what extent monetary or other restrictions or penalties relating to compliance deficiencies will be imposed on BankAtlantic Bancorp by regulators or other federal agencies. The results or performance derived or implied, directly or indirectly from the estimates and assumptions, are based on beliefs and may not be accurate. Past performance, actual or estimated new account openings and growth rates may not be indicative of future results. Further, this document contains forward-looking statements with respect to Ryan Beck & Co., which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, its ability to recruit and retain financial consultants, the volatility of the stock market and fixed income markets and its effects on the volume of its business and the value of its securities positions and portfolio, as well as its revenue mix, and the success of new lines of business; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. With respect to Levitt: a number of important factors which could cause actual results to differ materially from those in the forward-looking statements include the impact of economic, competitive and other factors affecting Levitt and its operations, including: the impact of hurricanes and tropical storms in the areas in which Levitt operates; the market for real estate generally and in the areas where Levitt has developments, including the impact of market conditions on Levitt’s margins; delays in opening planned new communities; the availability and price of land suitable for development in our current markets and in markets where Levitt intends to expand and Levitt’s ability to successfully acquire land necessary to meet its growth objectives; the ability to obtain financing for planned acquisitions; Levitt’s ability to successfully expand into new markets; shortages and increased costs of construction materials and labor; the effects of increases in

Consolidated Financial Summary
interest rates; the impact of environmental factors, the impact of governmental regulations and requirements; Levitt’s ability to negotiate and consummate acquisition financing upon favorable terms; and Levitt’s success at managing the risks involved in the foregoing. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate held for development, equity method investments and real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, and accounting for contingencies. We have identified seven critical accounting policies which are: (i) allowance for loan losses; (ii) valuation of securities; (iii) impairment of goodwill and other intangible assets; (iv) impairment of long-lived assets; (v) real estate held for development and sale and equity method investments, (vi) accounting for business combinations and (vii) accounting for contingencies. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

BFC Activities
     Since BFC’s principal activities consist of managing existing investments and actively seeking and evaluating potential new investments, BFC itself has no significant direct revenue or cash-generating operations. We depend on dividends from our subsidiaries for a significant portion of our cash flow. Regulatory restrictions and the terms of indebtedness limit the ability of our subsidiaries to pay dividends. Dividends by each of BankAtlantic Bancorp and Levitt also are subject to a number of conditions, including cash flow and profitability, declaration by each company’s Board of Directors, compliance with the terms of each company’s outstanding indebtedness, and in the case of BankAtlantic Bancorp, regulatory restrictions applicable to BankAtlantic. BankAtlantic Bancorp’s and Levitt’s Boards of Directors are comprised of individuals, a majority of whom are independent. The “BFC Activities” segment includes BFC’s real estate owned, loans receivable that relate to previously owned properties, investment in Benihana convertible preferred stock, other securities and investments, BFC’s overhead and interest expense and the financial results of venture partnerships which BFC controls. Accordingly, BFC itself, as a holding company and the “BFC Activities” segment will normally show a loss as dividends, interest and fees from our investments typically do not cover BFC stand-alone operating costs.
     The discussion that follows is with respect to the operations and related matters of the BFC Activities segment (in thousands).

	For the Three Months		Change	For the Nine Months		Change
	Ended September 30,		2005 vs.	Ended September 30,		2005 vs.
	2005	2004	2004	2005	2004	2004
Revenues
Interest and dividend income	$539	$247	$292	$1,027	$436	$591
Other income, net	272	3,735	(3,463)	699	5,447	(4,748)

	811	3,982	(3,171)	1,726	5,883	(4,157)

Costs and Expenses
Interest expense	216	276	(60)	908	866	42
Employee compensation and benefits	1,864	931	933	4,684	2,549	2,135
Other expenses	972	1,136	(164)	2,656	2,145	511

	3,052	2,343	709	8,248	5,560	2,688

(Loss) income before income taxes	(2,241)	1,639	(3,880)	(6,522)	323	(6,845)
Provision for income taxes	984	2,039	(1,055)	5,084	6,419	(1,335)

Loss before minority interest	(3,225)	$(400)	$(2,825)	(11,606)	$(6,096)	$(5,510)

Minority interest in income of consolidated subsidiaries	17	1,453	(1,436)	35	1,938	(1,903)

Net loss	$(3,242)	(1,853)	(1,389)	$(11,641)	(8,034)	(3,607)

     The increase in interest and dividend income for the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004 was primarily due to interest income earned on higher balance as a consequence of our 2005 public stock offering and dividend income received on our Benihana convertible preferred stock investment.
     In March 2004, BankAtlantic Bancorp and a venture partnership consolidated in the BFC Activities segment settled litigation with a technology company. In connection with that settlement, a $1.1 million gain was recognized. Additionally, in September 2004, a limited partnership in which the Company has a 57% controlling interest received approximately $3.5 million in cash for its interest in the technology company pursuant to a merger agreement between the technology company and a third party. The limited partnership had previously written off its investment in the technology company and accordingly a $3.5 million gain was recognized by it in September 2004. Both gains are included in other income.

BFC Activities (Continued)

     The increase in employee compensation and benefits during the three and nine month periods ended September 30, 2005 compared to the same periods in 2004 was due to an increase in the number of employees from 16 to 20, bonus accruals and deferred retirement compensation of a key executive.
     The increase in other expenses for the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004 resulted from increases in service fees paid to BankAtlantic Bancorp, intangible taxes and investor relation expenses. The three months ended September 30, 2004 reflects additional costs related to legal and professional fees.
     The provision for income taxes primarily reflects the tax effect of the Company’s earnings of BankAtlantic Bancorp and Levitt. BankAtlantic and Levitt are consolidated in our financial statements.
     At the Parent level the significant declines in investments in wholly owned subsidiaries and advances to wholly owned subsidiaries results from dividends or forgiveness of debt, respectively, being recorded by inactive subsidiaries. The amount remaining in advances to wholly owned subsidiaries represents the negative basis resulting primarily from depreciation at BMOC. Such negative basis will be eliminated when BMOC is sold. During the three and nine month periods ended September 30, 2005 expenses at the Parent level includes the write-off of wholly-owned subsidiaries inter-company advances of approximately $6.6 million, and the equity from earnings in other subsidiaries includes the earnings recognized by BFC’s wholly-owned subsidiaries. These inter-company advances are excluded from the above table because inter-company transactions were eliminated in consolidation (See Note 20 – Parent Company Financial Information).
Liquidity and Capital Resources of BFC

	For the Nine Months Ended
	September 30,
(In thousands)	2005	2004

Net cash provided by (used in):
Operating activities	$(2,123)	$(3,716)
Investing activities	(8,415)	(8,644)
Financing activities	34,906	15,101

Increase in cash and cash equivalents	24,368	2,741
Cash and cash equivalents at beginning of period	2,227	1,602

Cash and cash equivalents at end of period	$26,595	$4,343

     In June 2005, the Company sold 5,450,000 shares of its Class A Common Stock pursuant to a registered underwritten public offering at $8.50 per share. Net proceeds from the sale totaled approximately $42.5 million, after underwriting discounts, commissions and offering expenses. On July 14, 2005, the Company sold an additional 507,555 shares of its Class A Common Stock at $8.50 per share pursuant to the exercise by the underwriters of an over-allotment option. Net proceeds from the 507,555 shares were approximately $3.9 million, after underwriting discounts, commissions and offering expenses. Approximately $10.5 million of the net proceeds of the offering were used to repay indebtedness and an additional $10.0 million was used to purchase the second tranche of Benihana convertible preferred stock. The Company’s management expects to use the balance of the proceeds to fund the operations and growth of the Company, including through new investments and acquisitions, and for general corporate purposes.

BFC Activities (Continued)

     The primary sources of funds to BFC for the nine months ended September 30, 2005 and 2004 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Net proceeds of approximately $46.4 million after underwriting discounts, commissions and offering expenses received in June 2005 and July 2005 from the sale of 5,957,555 shares of Class A Common Stock in an underwritten public offering;

•	Net proceeds of $15.0 million in June 2004 received upon the sale by the Company of its 5% Cumulative Convertible Preferred Stock;

•	Borrowings on our revolving line of credit;

•	Dividends from BankAtlantic Bancorp and Levitt;

•	Dividends from Benihana;

•	Revenues from property operations;

•	Principal and interest payments on loans receivable, and

•	Proceeds from the exercise of stock options.
Funds were primarily utilized by BFC to:
•	Purchase an aggregate of 800,000 shares of Benihana Convertible Preferred Stock in June 2004 and August 2005 for a total purchase price of $20 million;

•	Pay the revolving line of credit of approximately $10.5 million, and payment of mortgage payables;

•	Fund BFC’s operating and general and administrative expenses; and

•	Fund the payment of dividends on the Company’s 5% Cumulative Convertible Preferred Stock;
     BFC has a $14.0 million revolving line of credit with an April 2006 maturity that can be utilized for working capital as needed. The interest rate on this facility is based on LIBOR plus 280 basis points. At September 30, 2005, no amounts were drawn under this revolving line of credit.
     In addition to the liquidity provided by the underwritten public stock sale, we expect to meet our short-term liquidity requirements generally through cash dividends from BankAtlantic Bancorp, Levitt and Benihana, borrowings on our $14.0 million revolving line of credit and existing cash balances. We expect to meet our long-term liquidity requirements through the foregoing, as well as long term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
     The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At September 30, 2005, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $.035 per share on its Class A and Class B Common Stock. During the nine months ended September 30, 2005 the Company received approximately $1.4 million in dividends from BankAtlantic Bancorp. BFC currently receives approximately $502,000 per quarter in dividends from BankAtlantic Bancorp.
     Levitt has paid a quarterly dividend to its shareholders since July 2004. Levitt’s most recent quarterly dividend was $0.02 per share on its Class A and Class B common stock which resulted in the Company receiving approximately $66,000. During the nine months ended September 30, 2005 the Company received approximately $198,000 in dividends from Levitt. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operation and financial condition.
     At September 30, 2005 and December 31, 2004, approximately $8.2 million of BFC’s mortgage payables related to a non-recourse mortgage loan on the BMOC shopping center. This loan bears interest at 9.2% per annum

BFC Activities (Continued)

and matures in May 2007. In November 2004, a tenant occupying 21% of the square footage of BMOC, shopping center owned by the Company, vacated the premises. As a consequence of the loss of this tenant BMOC had a negative cash flow and a decision was made to pay the lender an amount equal to the cash flow, not withstanding the terms of the mortgage note. In September 2005, the lender filed a Notice of Hearing Prior to Foreclosure of Deed of Trust with Attached Notice of Sale advising the Company that the property is scheduled to be sold on November 29, 2005. Once title is deeded, BFC would recognize a gain of approximately $5.1 million based on the elimination of the $8.2 million outstanding balance of the BMOC shopping center non-recourse debt and the elimination of other related assets and liabilities.
     At September 30, 2005 and December 31, 2004, approximately $73,000 and $544,000 respectively, of the mortgage payables related to mortgage receivables received by BFC in connection with the sale of properties previously owned by the Company where the purchaser did not assume the underlying existing mortgage payables. The remaining mortgage payable bear interest at 6% per annum and matures in 2009.
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
     BFC has entered into guaranty agreements in connection with the purchase of two shopping centers in South Florida by limited liability companies. Cypress Creek Capital, a wholly owned subsidiary of BFC, has a one percent general partner interest in the limited partnership that has a 15 percent interest in both limited liability companies. Pursuant to the guaranty agreements, BFC guarantees certain carve outs on a nonrecourse loan. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $21.8 million, the amount of the indebtedness. However, based on the limited liabilities assets securing the indebtedness, it is reasonably likely that no payment will be required under the agreements.
     On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Cumulative Convertible Preferred Stock for $15.0 million in a private offering. Holders of the 5% Cumulative Convertible Preferred Stock are entitled to receive when and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Cumulative Convertible Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance and payable quarterly. For the nine months ended September 30, 2005, the Company paid approximately $562,000 in cash dividends on the 5% Cumulative Convertible Preferred Stock. Holders of the Cumulative Convertible 5% Preferred Stock are entitled to receive a quarterly dividend of $12.50 per share, or $187,500 in the aggregate per quarter.
BankAtlantic Compliance Matter
     BankAtlantic continues to address compliance issues relating to the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act. Compliance efforts include revised technology and systems and procedures, and a substantial increase in compliance staffing. The 2005 run-rate impact of these on-going compliance-related costs is estimated to be approximately $3.5 million annually. BankAtlantic cannot predict whether or to what extent monetary or other restrictions or penalties might be imposed upon it by regulators or other federal agencies relating to compliance deficiencies. Other financial institutions have been required to enter into materially restrictive regulatory agreements and to pay substantial fines and assessments in connection with their activities and compliance deficiencies. BankAtlantic Bancorp and BankAtlantic may be the subject of similar civil and criminal regulatory proceedings and actions and may be required to pay fines or penalties which may be similar to, greater than or less than those imposed on other institutions. See the Company’s Report on Form 10-Q for the quarter ended March 31, 2005. The compliance issues at BankAtlantic Bancorp and BankAtlantic could potentially have a material impact on the Company.

Consolidated Financial Condition
Consolidated Assets and Liabilities
     Total consolidated assets at September 30, 2005 and December 31, 2004 were $7.1 billion and $7.0 billion, respectively. The change of components in total assets from December 31, 2004 to September 30, 2005 is summarized below:
•	A net increase in BFC’s cash and cash equivalents as a result of the $46.4 million of net proceeds received on the sale of 5,957,555 shares of BFC’s Class A Common Stock in an underwritten public offering ;

•	BankAtlantic’s higher cash balances associated with an increase in cash letter receivables from other depository institutions;

•	Declines in securities available for sale amounts due to securities maturities exceeding purchases;

•	Higher investment securities primarily due to higher tax exempt securities balances and the purchase of 400,000 shares in Benihana convertible preferred stock by BFC for $10 million;

•	Lower loan balances by BankAtlantic resulting from declines in commercial and construction loan balances;

•	BankAtlantic higher accrued interest receivable balances primarily associated with an increase in yields at period end on interest earning assets;

•	Levitt’s net increase in inventory of real estate of approximately $111.8 million resulting primarily from land acquisitions and increases in land development and construction costs. Levitt’s inventory of real estate net increase was partially offset by BankAtlantic’s lower real estate held for development and sale as a result of units closed at the Riverclub real estate joint;

•	The increase in investments in unconsolidated affiliates resulted from Levitt’s investment in Bluegreen of approximately $13.2 million primarily related to its equity in Bluegreen’s earnings and an approximately $4.6 million investment by BankAtlantic Bancorp in a rental real estate joint venture;

•	An increase in office properties and equipment amounts were primarily associated with BankAtlantic Bancorp’s new corporate headquarters building, and BankAtlantic’s branch renovation and expansion initiatives; and

•	Levitt’s increase of $8.9 million in property and equipment primarily related to the construction of an irrigation facility and commercial buildings in Tradition and other purchases totaling $2.6 million.
     The Company’s total consolidated liabilities at September 30, 2005 were $6.3 billion, compared to $6.2 billion at December 31, 2004. The increase in total liabilities from December 31, 2004 to September 30, 2005 is summarized below:
•	BankAtlantic higher deposit balances primarily resulting from the growth in low-cost deposits associated with “Florida’s Most Convenient Bank” and totally free checking account initiatives;

•	An increase in Levitt’s customer deposits of $1.9 million resulting from an increase in Levitt’s backlog value during the nine months ended September 30, 2005;

•	A net increase in Levitt’s notes and mortgage notes payable to unaffiliated financial institutions of $39.2 million and BankAtlantic Bancorp’s additional borrowings to fund an investment in a rental real estate joint venture. This net increase in notes and mortgage notes payable was partially offset by a decrease in BFC’s indebtedness as a result of $10.5 million repayment of its revolving line of credit;

•	Levitt’s issuance of junior subordinated debentures of $54.1 million; and

•	An increase in other liabilities primarily due to higher current taxes payable associated with an extension of the third quarter estimated tax payment due dates, and an increase in Levitt’s accounts payable and accrued liabilities.

Consolidated Financial Condition (Continued)
The above increases in total liabilities were partially offset by:

•	BankAtlantic’s repayments of short term Federal Home Loan Bank advances, securities sold under agreements to repurchase and federal funds purchased from funds obtained from declining loan and securities balances; and

•	A decline in securities sold by not yet purchased associated with Ryan Beck’s trading activities.
Minority Interest
     At September 30, 2005 and December 31, 2004, minority interest was approximately $694.3 million and $612.7 million, respectively. The following table summarizes the minority interest held by others in our subsidiaries (in thousands):

	September 30,	December 31,
	2005	2004
BankAtlantic Bancorp	$409,600	$366,140
Levitt	283,892	245,756
Joint Venture Partnerships	758	756

	$694,250	$612,652

     The increase in minority interest in BankAtlantic Bancorp was primarily attributable to $60.7 million in earnings during the nine months ended September 30, 2005 and $6.7 million of proceeds and associated tax benefits from the issuance of BankAtlantic Bancorp common stock upon the exercise of stock options. The above increases were partially offset by $6.4 million of dividends on BankAtlantic Bancorp common stock, a $347,000 reduction in BankAtlantic Bancorp additional paid in capital resulting from the retirement of 90,000 shares of Ryan Beck’s common stock previously issued upon the exercise of employee stock options in June 2004, a $1.9 million other comprehensive loss net of income taxes and $4.7 million in BankAtlantic Bancorp additional paid in capital related to the acceptance of BankAtlantic Bancorp Class A common stock as consideration for the payment of withholding taxes and the exercise price due upon the exercise of BankAtlantic Bancorp Class A common stock options.
     The increase in minority interest in Levitt was attributable to $46.8 million in earnings partially offset by the payment of cash dividends of $1.2 million on Levitt’s common stock.
Shareholders’ Equity
     Shareholders’ equity at September 30, 2005 and December 31, 2004 was $179.9 million and $125.3 million, respectively. The increase in shareholders’ equity was primarily due to $9.2 million in earnings and $46.4 million from the sale of 5.96 million shares pursuant to a registered underwritten public offering discussed above, as well as $172,000 from the issuance of Class B Common Stock upon the exercise of stock options. Offsetting the above increases was a $542,000 reduction in additional paid in capital relating to the net effect of our controlled subsidiaries’ capital transactions, net of income taxes and $562,000 in cash dividends on the Company’s 5% Cumulative Convertible Preferred Stock.

Financial Services
     Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
     “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its wholly owned subsidiaries (the “Company,” which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2005 and 2004, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm located in Florham Park, New Jersey, and its subsidiaries (“Ryan Beck”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiative, marketing initiatives, and other growth initiatives not resulting in continued growth of low cost deposits or otherwise not producing results which justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; as well as our ability to correct and the associated costs of correcting the compliance deficiencies associated with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act, and whether or to what extent monetary or other restrictions or penalties relating to compliance deficiencies will be imposed on the Company by regulators or other federal agencies. The results or performance derived or implied, directly or indirectly from the estimates and assumptions, are based on our beliefs and may not be accurate. Past performance, actual or estimated new account openings and growth rates may not be indicative of future results. Further, this document contains forward-looking statements with respect to Ryan Beck & Co., which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, its ability to recruit and retain financial consultants, the volatility of the stock market and fixed income markets and its effects on the volume of its business and the value of its securities positions and portfolio, as well as its revenue mix, and the success of new lines of business; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Critical accounting policies are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is

Financial Services (Continued)
required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate held for development and real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, and accounting for contingencies. We have identified six critical accounting policies which are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations and (vi) accounting for contingencies. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Summary Consolidated Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2005	2004	Change	2005	2004	Change
BankAtlantic	$19,291	$13,599	$5,692	$54,923	$31,728	$23,195
Ryan Beck	423	4,101	(3,678)	15,984	16,243	(259)
Parent Company	(3,454)	(3,009)	(445)	(10,232)	5,504	(15,736)

Net income	$16,260	$14,691	$1,569	$60,675	$53,475	$7,200

For the Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     BankAtlantic’s segment net income was favorably impacted by a recovery in the provision for loan losses, a substantial improvement in its net interest income and growth in non-interest income. These items were partially offset by higher operating expenses.
     The significant increase in BankAtlantic’s net interest income was due to earning asset growth and continued improvement in its net interest margin primarily resulting from low cost deposit growth and higher asset yields.
     The primary contributor to the recovery in the provision for loan losses was declining commercial loan balances as well as the payoff of a large hotel loan. Loans to borrowers in the hospitality industry are allocated higher general reserves than other categories of loans in the portfolio.
     The improvement in non-interest income was directly related to higher service charge revenues linked to growth in the number of deposit accounts from initiatives adopted in connection with BankAtlantic’s “Florida’s Most Convenient Bank” marketing campaign.
     The additional operating expenses were associated with higher compensation, occupancy, advertising and general expenses resulting from “Florida’s Most Convenient Bank” initiatives, which include extended branch hours, midnight hours at selected branches as well as additional expenses associated with the branch expansion and renovation initiatives.
     The substantial decrease in Ryan Beck segment earnings was due to a significant decline in investment banking revenues. Investment banking revenues were $13.8 million for the 2004 quarter compared to $3.7 million during the current quarter.
     The additional Parent Company net loss in 2005 was primarily due to higher interest expenses from floating

Financial Services (Continued)
rate junior subordinated debentures reflecting the substantial increase in short-term interest rates since June 2004.
For the Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     The improvement in BankAtlantic’s segment net income resulted from the items discussed above as well as BankAtlantic having incurred $11.7 million (pre-tax) of prepayment penalties during 2004 by prepaying high fixed interest rate FHLB advances totaling $108 million. This improvement in BankAtlantic segment net income was partially offset by a $2.4 million after tax impairment charge during 2005 associated with a decision to vacate and raze BankAtlantic’s former headquarters.
     Ryan Beck’s segment net income was slightly lower as total revenue growth increased by 6%. The lower earnings and higher revenues were primarily due to the hiring of experienced professionals to provide additional research coverage and to grow Ryan Beck’s fixed income and equity capital markets businesses. The increased personnel has also created additional expenditures for equipment, leasehold improvements and general operating expenses.
     Parent Company segment net income during 2004 included a $22.8 million pre-tax gain in connection with a March 2004 settlement of litigation with a technology company in which the Company was an investor.

Financial Services (Continued)
BankAtlantic
Net interest income

	BankAtlantic
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	September 30, 2005				September 30, 2004
	Average	Revenue/		Yield/	Average	Revenue/		Yield/
(in thousands)	Balance	Expense		Rate	Balance	Expense		Rate
Loans:
Residential real estate	$2,245,067	27,676		4.93%	$1,583,353	18,636		4.71%
Commercial real estate	1,639,530	30,839		7.52	1,662,978	23,737		5.71
Consumer	527,189	8,433		6.40	438,205	4,609		4.21
Lease financing	2,768	66		9.54	9,738	235		9.65
Commercial business	90,578	1,828		8.07	104,022	1,636		6.29
Small business	216,931	4,268		7.87	187,536	3,372		7.19

Total loans	4,722,063	73,110		6.19	3,985,832	52,225		5.24

Investments — tax exempt	386,097	5,617	(1)	5.82	144,126	1,948	(1)	5.41
Investments — taxable	712,092	9,348		5.25	713,670	9,439		5.29

Total interest earning assets	5,820,252	88,075		6.05%	4,843,628	63,612		5.25%

Goodwill and core deposit intangibles	79,494				81,406
Other non-interest earning assets	312,261				246,868

Total Assets	$6,212,007				$5,171,902

Deposits:
Savings	$303,268	229		0.30%	$250,286	169		0.27%
NOW	666,567	773		0.46	590,787	555		0.37
Money market	904,382	3,729		1.64	931,596	2,283		0.97
Certificate of deposit	781,044	5,788		2.94	718,826	4,053		2.24

Total interest bearing deposits	2,655,261	10,519		1.57	2,491,495	7,060		1.13

Short-term borrowed funds	256,492	2,151		3.33	287,011	966		1.34
Advances from FHLB	1,659,411	17,332		4.14	1,036,651	9,364		3.59
Long-term debt	35,447	645		7.22	36,231	515		5.65

Total interest bearing liabilities	4,606,611	30,647		2.64	3,851,388	17,905		1.85
Demand deposits	1,000,694				792,227
Non-interest bearing other liabilities	56,659				22,626

Total Liabilities	5,663,964				4,666,241
Stockholder’s equity	548,043				505,661

Total liabilities and stockholder’s equity	$6,212,007				$5,171,902

Net tax equivalent interest income/ net interest spread		$57,428		3.41%		$45,707		3.40%

Tax equivalent adjustment		(1,966)				(682)
Capitalized interest from real estate operations		477				355

Net interest income		55,939				45,380

Margin
Interest income/interest earning assets				6.05%				5.25%
Interest expense/interest earning assets				2.09				1.47

Net interest margin (tax equivalent)				3.96%				3.78%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     The substantial improvement in tax equivalent net interest income primarily resulted from a 20.2% increase in average interest earning assets and an 18 basis point improvement in the net interest margin.
     BankAtlantic’s average interest earning asset balances increased primarily due to purchases of residential loans and tax exempt securities as well as the origination of small business and home equity loans. BankAtlantic also experienced a run off in its commercial real estate loan portfolio primarily associated with decreased levels of condominium construction loans and loans in the hospitality industry. Due to the current real estate economic

Financial Services (Continued)
environment management decided to reduce lending in the above mentioned loan categories. The growth in its interest earning assets was funded through deposit growth, short term borrowings and Libor-based FHLB advances.
     The improvement in our tax equivalent net interest margin primarily resulted from a substantial increase in low cost deposits, and secondarily, higher earning asset yields. Low cost deposits are savings, NOW and demand deposits and these deposits now comprise 54% of total deposits. Low cost deposit balances grew 22.8% from September 30, 2004 through September 30, 2005. New account openings were up 32% with nearly 51,000 new accounts opened during the 2005 quarter.
     Since June 2004, the prime interest rate has increased from 4.00% to 6.75%. This increase has favorably impacted the yields on earning assets, which were partially offset by higher rates on our short term borrowings, certificate accounts, money market deposits, LIBOR-based FHLB advances and long term debt.
     Low cost deposits have greater value in a higher interest rate environment and management believes that BankAtlantic can achieve improvements in its net interest margin through continued growth in low cost deposits. While the current flattening of the yield curve will exert downward pressure on the margin, management presently anticipates that the downward pressure may be offset by an improved funding mix, driven principally by a higher percentage of low cost deposits.

Financial Services (Continued)

	BankAtlantic
	Average Balance Sheet - Yield / Rate Analysis
	For the Nine Months Ended
	September 30, 2005				September 30, 2004
	Average	Revenue/		Yield/	Average	Revenue/	Yield/
(in thousands)	Balance	Expense		Rate	Balance	Expense	Rate
Loans:
Residential real estate	$2,198,170	80,782		4.90%	$1,432,518	50,358	4.69%
Commercial real estate	1,708,272	89,460		6.98	1,664,786	70,101	5.61
Consumer	506,902	22,376		5.89	405,537	12,577	4.14
Lease financing	4,561	365		10.67	11,628	933	10.70
Commercial business	90,199	5,047		7.46	102,260	4,725	6.16
Small business	206,389	11,978		7.74	181,222	9,679	7.12

Total loans	4,714,493	210,008		5.94	3,797,951	148,373	5.21

Investments — tax exempt	362,988	15,775	(1)	5.79	73,646	2,937	5.32
Investments — taxable	722,477	28,423		5.25	625,136	25,753	5.49

Total interest earning assets	5,799,958	254,206		5.84%	4,496,733	177,063	5.25%

Goodwill and core deposit intangibles	79,923				81,838
Other non-interest earning assets	297,873				246,235

Total Assets	$6,177,754				$4,824,806

Deposits:
Savings	$295,450	628		0.28%	$237,646	473	0.27%
NOW	672,224	2,097		0.42	573,617	1,581	0.37
Money market	910,697	9,727		1.43	903,579	6,275	0.93
Certificate of deposit	780,258	15,896		2.72	732,715	12,492	2.28

Total interest bearing deposits	2,658,629	28,348		1.43	2,447,557	20,821	1.14

Short-term borrowed funds	325,670	6,955		2.86	246,218	1,970	1.07
Advances from FHLB	1,604,169	46,610		3.88	832,177	26,231	4.21
Long-term debt	36,148	1,823		6.74	36,168	1,502	5.55

Total interest bearing liabilities	4,624,616	83,736		2.42	3,562,120	50,524	1.89
Demand deposits	965,900				737,738
Non-interest bearing other liabilities	49,823				27,063

Total Liabilities	5,640,339				4,326,921
Stockholder’s equity	537,415				497,885

Total liabilities and stockholder’s equity	$6,177,754				$4,824,806

Net interest income/net interest spread		$170,470		3.42%		$126,539	3.36%

Tax equivalent adjustment		(5,521)				(1,028)
Capitalized interest from real estate operations		1,366				1,008

Net interest income		166,315				126,519

Margin
Interest income/interest earning assets				5.84%			5.25%
Interest expense/interest earning assets				1.93			1.50

Net interest margin				3.91%			3.75%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     Net interest income for the nine month period increased significantly from 2004 levels. The increase resulted primarily from the items discussed above for the three months ended September 30, 2005.

Financial Services (Continued)
Provision for Loan Losses

	For the Three Months Ended		For Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Balance, beginning of period	$43,650	$46,737	$46,010	$45,595
Charge-offs:
Consumer loans	(99)	(139)	(209)	(529)
Residential real estate loans	(191)	(151)	(445)	(506)
Small business	(68)	(38)	(663)	(38)

Continuing loan products	(358)	(328)	(1,317)	(1,073)
Discontinued loan products	(222)	(570)	(1,057)	(1,216)

Total charge-offs	(580)	(898)	(2,374)	(2,289)

Recoveries:
Commercial business loans	120	112	1,351	436
Commercial real estate loans	5	—	11	2,051
Small business	290	61	694	303
Consumer loans	89	55	172	209
Residential real estate loans	55	53	56	296

Continuing loan products	559	281	2,284	3,295
Discontinued loan products	476	941	1,281	3,282

Total recoveries	1,035	1,222	3,565	6,577

Net recoveries	455	324	1,191	4,288
(Recovery) provision for loan losses	(3,410)	1,717	(6,506)	(1,105)

Balance, end of period	$40,695	$48,778	$40,695	$48,778

For the Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     Charge-offs and recoveries from continuing loan products were nominal for the three months ended September 30, 2005 and 2004. The lower charge-offs and recoveries from discontinued loan products resulted from declining portfolio balances. The majority of the discontinued loan products charge-offs and recoveries related to lease finance lending. Outstanding balances of this product have declined from $8.6 million at September 30, 2004 to $1.7 million at September 30, 2005.
     The recovery for loan losses during the current quarter was due to decreased reserves in the commercial loan portfolio reflecting lower loan balances and a payoff of a large hotel loan. Loans to borrowers in the hospitality industry are allocated higher general reserves than other categories of loans in the portfolio.
     The provision for loan losses during the 2004 quarter resulted from additional reserves allocated to a $17.7 million hotel loan in which the financial condition of the borrower deteriorated during the quarter.
For the Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     During the 2005 period, net recoveries included a $1.1 million partial recovery of a commercial business loan that had been charged off during the third quarter of 2003. Net recoveries during the 2004 period included a $2.1 million residential construction loan recovery.
     The provision for loan losses was a net recovery during the 2005 period due to the items discussed above and the repayment of a large classified loan during the first quarter. The recovery was partially offset by increased home equity reserves during the second quarter resulting from an analysis of the portfolio.

Financial Services (Continued)
     The recovery for loan losses during the 2004 periods was primarily due to the items discussed above as well as significant loan recoveries.
     BankAtlantic’s allowance for loan losses was 0.89% and 1.17% of total loans at September 30, 2005 and 2004, respectively. The declining trend in the allowance to loan ratio reflects recent historically low charge-off experience, and a change in the mix of the loan portfolio from commercial to residential loans and the run-off of our “discontinued loan products”. Residential loans are assigned a substantially lower general reserve than discontinued and commercial loans.
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	September 30,	December 31,	September 30,
	2005	2004	2004
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$385	$381	$448
Loans and leases	6,883	7,903	11,352

Total nonaccrual	7,268	8,284	11,800

Repossessed assets:
Real estate owned	912	692	1,059
Other	46	—	—

Total repossessed assets	958	692	1,059

Specific valuation allowance	—	—	(2,095)

Total nonperforming assets, net	$8,226	$8,976	$10,764

Allowances
Allowance for loan losses	$40,695	$46,010	$48,778
Allowance for tax certificate losses	3,661	3,297	3,781

Total allowances	$44,356	$49,307	$52,559

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$—	$—
Performing impaired loans	203	320	167
Restructured loans	81	24	28

TOTAL POTENTIAL PROBLEM LOANS	$284	$344	$195

     Non-performing assets remain at historically low levels. Non-performing assets to total loans, tax certificates and repossessed assets declined from 0.30% at September 30, 2004 to 0.19% at December 31, 2004 to 0.17% at September 30, 2005. The improvement in nonaccrual loans at September 30, 2005 compared to December 31, 2004 resulted from declines in non-performing lease financing and consumer loans. Non-performing lease financing and consumer loans were $1.2 million and $727,000, respectively, at December 31, 2004 compared to $355,000 and $268,000, respectively, at September 30, 2005.
     The higher repossessed asset balances primarily resulted from properties acquired through tax certificate activities and to a lesser extent the repossession of an aircraft that served as collateral under leases included in the discontinued leasing portfolio.

Financial Services (Continued)
BankAtlantic Non-Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Other service charges and fees	$5,824	$5,819	$5	$16,911	$16,887	$24
Service charges on deposits	16,415	13,493	2,922	44,148	37,798	6,350
Income from real estate operations	1,142	900	242	5,038	1,888	3,150
Securities activities, net	23	—	23	117	(3)	120
Other	2,314	2,120	194	8,010	6,151	1,859

Non-interest income	$25,718	$22,332	$3,386	$74,224	$62,721	$11,503

For the Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     The increase in non-interest income during 2005 resulted from a substantial increase in service charges on deposits as well as gains on the sale of branch facilities and loans held for sale. The substantial increase in service charges on deposits is linked to growth in low cost deposit accounts. New account openings for the current quarter were 51,000 and 155,000 for the nine months ended September 30, 2005 compared to 38,600 and 126,217 during the same 2004 periods.
     Real estate income reflects the activity of a joint venture and the sale of branch facilities held for sale. During 2005 a building which formerly housed a branch which was consolidated into a nearby branch in 2003, was sold for a $325,000 gain. Revenues from a real estate joint venture were slightly lower in 2005 compared to 2004 as 5 units were sold during 2005 compared to 4 during 2004.
     The increase in other income primarily resulted from higher gains on the sale of loans held for sale. Gains on loan sales were $295,000 during 2005 compared to $86,000 during 2004.
For the Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     The increase in service charges on deposits resulted from the same items discussed above.
     The substantial increase in income from real estate was due to a significant increase in the number of units closed by a real estate joint venture. During 2005 the joint venture closed 25 units compared to 11 units during 2004.
     Included in other income during the nine month period ended September 30, 2005 was a $1.2 million gain on the sale of branch facilities. Gains on loan sales were $521,000 during 2005 compared to $331,000 during 2004.

Financial Services (Continued)
BankAtlantic Non-Interest Expense

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Employee compensation and benefits	$28,106	$23,128	$4,978	$82,081	$68,018	$14,063
Occupancy and equipment	10,826	8,100	2,726	30,108	23,055	7,053
Advertising and promotion	5,518	3,301	2,217	16,651	10,925	5,726
Cost associated with debt redemption	—	—	—	—	11,741	(11,741)
Professional fees	2,641	3,667	(1,026)	7,174	6,561	613
Impairment of office properties and equipment	—	—	—	3,706	—	3,706
Other	9,631	7,334	2,297	25,582	21,658	3,924

Non-interest expense	$56,722	$45,530	$11,192	$165,302	$141,958	$23,344

For the Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     The substantial increase in employee compensation and benefits resulted primarily from “Florida’s Most Convenient Bank” initiatives, which include midnight hours at selected branches, free online banking and bill pay, 24/7 customer service center and the opening of all locations seven days a week as well as the expansion of BankAtlantic’s branch network. Additionally, during the current quarter BankAtlantic extended its branch hours. BankAtlantic’s branches are now open on average 80 hours a week. As a consequence, the number of full time employees increased to 2,069 at September 30, 2005 from 1,571 at September 30, 2004. The resulting increase to compensation expense was partially offset by $350,000 of lower profit sharing benefits.
     Occupancy and equipment expenses increased during the period primarily due to extended branch network hours associated with the “Florida’s Most Convenient Bank” initiatives, higher data processing costs and the opening of BankAtlantic’s corporate headquarters. The extended branch network hours resulted in increased guard service and maintenance expense. BankAtlantic’s data processing service bureau rates are reviewed annually and as a consequence of BankAtlantic’s growth throughout the period, these rates were increased as of July 1, 2005. The opening of BankAtlantic’s corporate headquarters and the branch renovation initiative have resulted in higher depreciation and maintenance expenses.
     Advertising expenses increased significantly as a direct result of an aggressive BankAtlantic marketing campaign during 2005 that included television and radio advertising to promote the “Florida’s Most Convenient Bank” initiative.
     BankAtlantic’s year-over-year growth rate of low cost deposits has declined from the 30% — 35% range during 2002-2004 to a 21% — 23% range since June 2005. As a result of lower growth rates in low cost deposits, we anticipate increasing our marketing expenses in an attempt to generate additional deposits. Additional outlays of as much as $5.0 million per quarter over current levels may occur in the fourth quarter 2005 and throughout 2006. Management believes that expenditures on additional marketing should enable BankAtlantic to maintain the current level of low cost deposit growth that over the long run is considered vital to franchise value and profitability. However, management can give no assurance that the deposit growth goals will be achieved by increasing marketing expenditures or that the benefits achieved by such deposit growth will justify the added costs.
     Lower professional fees in 2005 reflect BankAtlantic spending approximately $2 million on consulting costs in connection with its efforts to address deficiencies identified in compliance with the USA Patriot Act anti-money laundering laws and the Bank Secrecy Act during 2004 compared to $500,000 during 2005. This reduction

Financial Services (Continued)
in professional fees was partially offset by higher internal and external audit expenses incurred during the current quarter.
     The higher other non-interest expense resulted from increased deposit account fraud, additional fees remitted for maintaining attorney escrow accounts, and increased general operating expenses related to a substantial increase in the number of customer accounts, extended hours of the branch network and the opening of BankAtlantic’s corporate headquarters.
For the Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     In 2004, the cost associated with debt redemption was the result of a prepayment penalty of $11.7 million incurred when BankAtlantic prepaid $108 million of FHLB advances scheduled to mature in 2007-2008 that had an average interest rate of 5.55%.
     The 2005 period includes a $3.7 million impairment charge associated with a decision to vacate and raze the Bank’s former headquarters.
     The increase in professional fees resulted from consulting fees incurred to evaluate compliance procedures put in place during 2005.
Provision for Income Taxes

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Income before income taxes	$28,345	$20,465	$7,880	$81,743	$48,387	$33,356
Provision for income taxes	9,054	6,866	2,188	26,820	16,659	10,161

BankAtlantic net income	$19,291	$13,599	$5,692	$54,923	$31,728	$23,195

Effective tax rate	31.94%	33.55%	-1.61%	32.81%	34.43%	-1.62%

     The decline in the effective tax rate during the three and nine months ended September 30, 2005 resulted from higher investments in tax exempt securities during 2005 compared to the 2004 periods. The average balance of tax exempt securities was $386.1 million and $363.0 million during the three and nine months ended September 30, 2005 compared to $144.1 million and $73.6 million during the same 2004 periods.

Financial Services (Continued)
RB Holdings, Inc. and Subsidiaries Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Net interest income:
Interest on trading securities	$3,756	$2,849	$907	$10,192	$8,511	$1,681
Interest expense	(819)	(230)	(589)	(2,289)	(714)	(1,575)

Net interest income	2,937	2,619	318	7,903	7,797	106

Non-interest income:
Principal transactions	22,894	19,393	3,501	79,386	65,490	13,896
Investment banking	3,741	13,835	(10,094)	41,017	44,492	(3,475)
Commissions	21,390	18,564	2,826	61,183	66,180	(4,997)
Other	2,343	878	1,465	7,383	2,581	4,802

Non-interest income	50,368	52,670	(2,302)	188,969	178,743	10,226

Non-interest expense:
Employee compensation and benefits	39,358	35,090	4,268	127,561	119,429	8,132
Occupancy and equipment	4,025	3,680	345	11,929	10,334	1,595
Advertising and promotion	1,072	1,389	(317)	4,085	3,971	114
Professional fees	1,411	1,063	348	4,419	3,438	981
Communications	3,371	3,182	189	10,084	9,226	858
Floor broker and clearing fees	2,305	2,143	162	6,685	7,383	(698)
Other	1,604	1,558	46	5,376	4,838	538

Non-interest expense	53,146	48,105	5,041	170,139	158,619	11,520

Income before income taxes	159	7,184	(7,025)	26,733	27,921	(1,188)
Income taxes	(264)	3,083	(3,347)	10,749	11,678	(929)

Segment net income	$423	$4,101	$(3,678)	$15,984	$16,243	$(259)

For the Three and Nine Months Ended September 30, 2005 Compared to the Same 2004 Periods:
     Segment net income decreased for the three and nine months ended September 30, 2005, primarily as a result of decreased investment banking revenues, expenditures in connection with new lines of business and expansion of existing branches. This decrease was partially offset by increased principal transactions.
     Net interest income increased 12% for the three months and 1% for the nine months ended September 30, 2005, as compared to the same 2004 periods. Included in interest income is Ryan Beck’s participation in interest income associated with approximately $237 million of customer margin debit balances and fees earned in connection with approximately $1.2 billion in customer money market balances.
     Principal transactions revenue increased 18% and 21% for the three and nine months ended September 30, 2005, respectively, as compared to the same 2004 periods. The increase for the three-month period was attributable to an increase in syndicate deal activity in addition to appreciation of deferred compensation assets and an increase in trading revenue. The increase for the nine-month period was primarily due to a large mutual to stock transaction during the second quarter of 2005 in which principal gross sales credits in excess of $16.5 million were recorded by Ryan Back.
     Investment banking revenue decreased 73% and 8%, respectively, for the three and nine months ended September 30, 2005, as compared to the same 2004 periods. The decrease was attributable to a decrease in consulting, merger and acquisition fees.
     Commission revenue increased 15% and decreased 8%, respectively, for the three and nine months ended September 30, 2005, as compared to the same 2004 periods. The increase for the three-month period was primarily

Financial Services (Continued)
due to an increase in equity related commissions. The decrease for the nine-month period was primarily attributable to a decrease in agency transaction volume in the 2005 nine month period.
     Other income is comprised primarily of rebates received on customer money market balances and inactive fees on customer accounts.
     Employee compensation and benefits increased 12% and 7%, respectively, for the three and nine months ended September 30, 2005, as compared to the same 2004 periods. The increase for the three and nine-month periods was primarily attributed to an increase in compensation costs associated with significant expansion and related hiring in the firm’s capital market business including institutional sales and trading, equity, research, and recruiting of financial consultants in Ryan Beck’s private client group.
     Advertising and promotion expense decreased 23% and increased 3%, respectively, for the three and nine months ended September 30, 2005, as compared to the same 2004 periods. The decrease for the three-month period was mainly due to an advertising campaign in 2005, which ran through the second quarter of 2005. The increase for the nine-month period of 2005 was due to increased travel and entertainment expenses primarily due to the expansion of the firm’s capital markets business.
     Professional fees increased 33% and 29%, respectively, for the three and nine months ended September 30, 2005, as compared to the same 2004 periods. The increase was primarily due to increases in fees associated with additional internal and external audit fees, as well as consulting fees associated with various administrative projects.
     Communications expense increased 6% and 9%, respectively, for the three and nine months ended September 30, 2005, as compared to the same 2004 periods. The increase was primarily due to the addition of branch locations throughout 2004 and the increase in capital markets personnel in 2005.
     Floor broker and clearing fees increased 8% for the three months and decreased 9% for the nine months ended September 30, 2005, as compared to the same 2004 periods. The increase for the three-month period was due to an increase in transactional business in the 2005 period as compared to the same period in 2004. The decrease for the nine-month period was due to a decrease in transactional business as compared to the same 2004 period.
     Other expenses increased 3% and 11%, respectively, for the three and nine-month periods ended September 30, 2005, primarily as a result of increased recruiting expenses for additional personnel added in the firm’s capital market business during 2005.
     The reduction in the provision for income taxes during the three and nine months ended September 30, 2005 was due to a decline in income before taxes as well as higher gains on corporate owned life insurance and increased tax exempt income .

Financial Services (Continued)
Parent Company Results of Operations

	For the Three Months			For the Nine Months
(in thousands)	Ended September 30,			Ended September 30,
	2005	2004	Change	2005	2004	Change
Net interest income:
Interest income	$471	$607	$(136)	$1,762	$1,697	$65
Interest expense	(4,929)	(4,289)	(640)	(14,269)	(12,556)	(1,713)

Net interest expense	(4,458)	(3,682)	(776)	(12,507)	(10,859)	(1,648)

Non-interest income:
Equity earnings of unconsolidated subsidiaries	142	123	19	410	359	51
Litigation settlement	—	—	—	—	22,840	(22,840)
Other	308	138	170	914	440	474

Non-interest income	450	261	189	1,324	23,639	(22,315)

Non-interest expense:
Employee compensation and benefits	991	774	217	2,999	2,263	736
Professional fees	186	95	91	1,151	1,182	(31)
Other	171	202	(31)	661	730	(69)

Non-interest expense	1,348	1,071	277	4,811	4,175	636

Loss before income taxes	(5,356)	(4,492)	(864)	(15,994)	8,605	(24,599)
Income taxes	(1,902)	(1,483)	(419)	(5,762)	3,101	(8,863)

Net income (loss)	$(3,454)	$(3,009)	$(445)	$(10,232)	$5,504	$(15,736)

     Interest income was lower during the three months ended September 30, 2005 compared to the same 2004 period due to the repayment of Levitt Corporation loans during prior quarters in 2005. The funds received from the loan repayments were invested in short-term investments that had lower yields than the Levitt loans.
     Interest income during the nine months ended September 30, 2005 increased slightly from the same 2004 period. Interest income from short-term investments was $1.2 million compared to $439,000 during the same 2004 nine month period. Interest income on Levitt loans declined from $1.3 million during the 2004 nine month period to $560,000 during the same 2005 period. The increase in short term rates and the investment of a portion of the funds obtained from the repayment of Levitt loans had a favorable impact on interest income from short-term investments during the 2005 nine month period.
     Interest expense increased during both periods in 2005 compared to the same 2004 periods, as a result of higher interest rates. The Company’s junior subordinated debentures and other borrowings balances were $267.3 million and $263.4 million, respectively, at September 30, 2005 and 2004, of which $132.9 million and $128.9 million, respectively, at September 30, 2005 and 2004 bear interest at floating rates.
     Income from unconsolidated subsidiaries represents the equity earnings from trusts formed to issue trust preferred securities.
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

Financial Services (Continued)
     Parent Company compensation expense represents salaries for investor relations, risk management and executive management personnel. The Company’s other income represents amounts received from Levitt and BFC for services performed by these employees. The increase in compensation expense during the 2005 period was due to a larger number of employees at the parent company during 2005 and to payroll taxes associated with the exercise of stock options. The additional employees were transferred from BankAtlantic.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, the liquidation of equity securities and other investments it holds and management fees from subsidiaries and affiliates. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities, fund joint venture investments, pay dividends and fund operations. The Company’s annual debt service associated with its junior subordinated debentures and notes payable is approximately $18.8 million. The Company’s estimated current annual dividends to common shareholders are approximately $9.2 million. During the nine months ended September 30, 2005, the Company received $15.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and on the ability of BankAtlantic to pay dividends to the Company. The payment of dividends by BankAtlantic is subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. In addition, Ryan Beck paid $5.0 million in dividends to the Company during the year ended December 31, 2004. Ryan Beck has not paid any dividends to the Company during 2005. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.
     In connection with the Levitt spin-off, a $30.0 million demand note owed by Levitt to the Company was converted to a five year term note and prior to the spin-off, Levitt declared an $8.0 million dividend to the Company payable in the form of a note. In March 2005, the $8.0 million note was paid in full and the $30.0 million note was paid down to $16.0 million. In May 2005, Levitt repaid the remaining $16 million on the $30 million note. The proceeds from the loan payments were invested in managed funds with a third party money manager. Investments in managed funds amounted to $86 million at September 30, 2005. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, or other business purposes. At September 30, 2005, these funds had a net unrealized gain of $6.5 million.
     In March 2005, the Company repaid the remaining $100,000 under a revolving credit facility with an independent financial institution. In May 2005, the Company entered into a modification agreement to the revolving credit facility reducing the commitment amount from $30 million to $20 million and extending the maturity date from March 1, 2005 to March 1, 2007. The credit facility contains customary covenants, including financial covenants relating to BankAtlantic’s regulatory capital and maintenance by BankAtlantic of certain loan loss reserves, and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. At September 30, 2005 the Company was in compliance with all loan covenants except with respect to the allowance for loan losses to total loans ratio in which a waiver was obtained from the lender. Amounts outstanding accrue interest at the prime rate minus 50 basis points. The outstanding balance of this credit facility as of September 30, 2005 was $2.0 million.
     In September 2005, the Company entered into a revolving credit facility of $15 million with an independent financial institution. The credit facility contains customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. This loan is also secured by the common stock of BankAtlantic. The outstanding balance of this credit facility as of September 30, 2005 was $2.0 million.

Financial Services (Continued)
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s liquidity is required to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; and funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, acquisitions of properties and equipment, payments of operating expenses and payments of dividends to the Company. The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic has utilized its FHLB line of credit to borrow $1.5 billion at September 30, 2005. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $876 million at September 30, 2005. BankAtlantic has established lines of credit for up to $440 million with other banks to purchase federal funds of which $13.5 million was outstanding at September 30, 2005. BankAtlantic has also established a $6.5 million potential advance with the Federal Reserve Bank of Atlanta. During the 2005 third quarter, BankAtlantic became a participating institution in the Federal Reserve Treasury Investment Program. The U.S. Treasury at its discretion can deposit up to $50 million with BankAtlantic. Included in our federal funds purchased at September 30, 2005 was $14.5 million of short term borrowings associated with the program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of borrowings, if needed. At September 30, 2005, BankAtlantic had $86.5 million of outstanding brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at September 30, 2005 were approximately $404.6 million and $8.8 million, respectively, compared to $355.0 million and $0, respectively, at September 30, 2004. Additionally, BankAtlantic had no commitments to purchase securities at September 30, 2005 compared to $5.0 million at September 30, 2004. Commitments to extend credit including the undisbursed portion of loans in process were $1.2 billion at September 30, 2005 and 2004.
     During the nine months ended September 30, 2005, BankAtlantic opened three branches at an aggregate cost of $2.7 million. During the next six months, subject to receipt of required regulatory approvals, BankAtlantic anticipates opening three additional branches at an aggregate estimated cost of $5.1 million. BankAtlantic has also entered into purchase commitments to acquire land for de novo branch expansion with an aggregate purchase price of $4.8 million, subject to the satisfactory completion of due diligence.
     In June 2004, BankAtlantic’s management finalized a plan to renovate the majority of BankAtlantic’s existing branches. BankAtlantic had incurred approximately $11.1 million in renovation costs on branch facilities as of September 30, 2005 and anticipates that branch renovations will be completed during 2006 at an estimated cost of $13 million.

Financial Services (Continued)
     At September 30, 2005, BankAtlantic met all applicable liquidity and regulatory capital requirements.
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At September 30, 2005:
Total risk-based capital	$514,947	11.85%	8.00%	10.00%
Tier 1 risk-based capital	$448,819	10.32%	4.00%	6.00%
Tangible capital	$448,819	7.56%	1.50%	1.50%
Core capital	$448,819	7.56%	4.00%	5.00%

At December 31, 2004:
Total risk-based capital	$476,600	10.80%	8.00%	10.00%
Tier 1 risk-based capital	$405,482	9.19%	4.00%	6.00%
Tangible capital	$405,482	6.83%	1.50%	1.50%
Core capital	$405,482	6.83%	4.00%	5.00%
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2004.
Compliance Matter
     BankAtlantic continues to address compliance issues relating to the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act. Our compliance efforts include revised technology and systems and procedures, and a substantial increase in compliance staffing. The 2005 run-rate impact of these on-going compliance-related costs is estimated to be approximately $3.5 million annually. BankAtlantic cannot predict whether or to what extent monetary or other restrictions or penalties might be imposed upon it by regulators or other federal agencies relating to compliance deficiencies. Other financial institutions have been required to enter into materially restrictive regulatory agreements and to pay substantial fines and assessments in connection with their activities and compliance deficiencies. BankAtlantic Bancorp and BankAtlantic may be the subject of similar civil and criminal regulatory proceedings and actions and may be required to pay fines or penalties which may be similar to, greater than or less than those imposed on other institutions. See the Company’s Report on Form 10-Q for the quarter ended March 31, 2005.
Ryan Beck & Co., Inc. Liquidity and Capital Resources
     Ryan Beck’s primary sources of funds during the nine months ended September 30, 2005 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments, fees from customers and funds generated from operations. These funds were primarily utilized to pay operating expenses and fund capital expenditures.
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
     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to

Financial Services (Continued)
supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $43.7 million, which was $42.7 million in excess of its required net capital of $1.0 million at September 30, 2005.
     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at September 30, 2005.”

Homebuilding & Real Estate Development
     Our Homebuilding & Real Estate Development segment consists of Levitt, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
     “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three and nine months ended September 30, 2005 and 2004. The Company may also be referred to as “we,” “us,” or “our.” We engage in homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which include Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single-family home and townhome communities and condominiums. Levitt and Sons includes the operations of Bowden Building Corporation, a developer of single family homes based in Tennessee, which was acquired in April 2004. Core Communities is currently developing Tradition Florida, located in Port St. Lucie, Florida, which is planned to ultimately include more than 8,000 total acres, including approximately five miles of frontage on Interstate 95. Additionally, Core Communities purchased two parcels of land in Jasper County, South Carolina for the development of a new master-planned community. This new community currently encompasses more than 5,300 acres, and is planned to include residential units and commercial space, in addition to recreational areas, educational facilities and emergency services.
     Levitt Commercial specializes in the development of industrial properties. Bluegreen is a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
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

Homebuilding & Real Estate Development (Continued)
involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     Management evaluates the performance and prospects of the Company and its subsidiaries using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes and net income. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts, the average selling price of our homes and the number of homes delivered. In evaluating the Company’s future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to executed sales contracts) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. The Company’s ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating the Company’s future prospects as are general economic factors and interest rate trends. Some of the above measures are discussed in the following sections as they relate to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.
Impact of Historical Growth on Operations and Future Prospects
     Due in large part to stronger than expected sales of new homes in prior periods, we experienced production challenges in some of our homebuilding communities that led to extended delivery cycles beyond our 12-month target. As a direct response to these challenges, we began intentionally slowing sales throughout our Florida communities beginning in the third quarter of 2004. We also engaged outside consultants to assist the Company in reviewing our organizational structure and production and operational practices, and we anticipate the implementation of the results of our review will be reflected in the Company’s results of operations starting in 2006. The Company’s current results of operations reflect the Company’s decision to slow its previous high rate of growth. While the value of our backlog has grown in comparison to December 31, 2004 because of higher average selling prices, the backlog of units is lower than the September 30, 2004 level based upon this decision. Inventories of homes available for sale, depleted by rapid sales in 2004, are being replenished with the opening of new communities. The Company continues to expand its lot inventory in Florida, Georgia and Tennessee; new communities have recently opened in each of those locations. In addition, the Company has entered into contracts to acquire approximately 5,540 additional units to support future growth in 2006 and beyond. The backlog is expected to grow in the future with the increase in sales associated with more homes available for sale. The average selling prices of our homes continue to show healthy increases and our overall margin percentages have resisted compression due primarily to the favorable selling conditions existing in the Florida markets where the majority of our operations are currently located.
Impact of Increasing Costs and Supply Constraints
     Our business operations are subject to competition for labor (both direct and subcontracted) and raw materials and are also affected by supply and delivery constraints. Continued strength in the homebuilding industry and the commercial and condominium construction markets and increases in fuel prices have resulted in higher prices of most building materials, including lumber, drywall, steel, concrete, roofing materials, pipe and asphalt. We compete with other real estate developers—regionally, nationally and globally—for both materials and labor. In addition, local materials suppliers periodically limit the allocation of their product which slows our production process and forces us to obtain those materials from other suppliers, typically at higher prices. We occasionally are faced with spot shortages of certain materials. We expect certain building materials will become more scarce and possibly subject to supply allocations in response to the anticipated rebuilding activities in the Gulf States and

Homebuilding & Real Estate Development (Continued)
Florida following Hurricanes Katrina, Rita and Wilma. Currently, our operations have not suffered material disruptions as a result of the 2005 hurricane season, but future allocations or supply shortages could adversely impact our operations or restrict our ability to expand in certain markets. Without corresponding increases in the sales prices of our real estate inventories (both land and finished homes), increasing materials and labor costs associated with land development and home building will negatively affect our future operating results.
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
Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
(In thousands)
Revenues
Sales of real estate	$128,520	132,893	(4,373)	434,480	373,946	60,534
Title and mortgage operations	962	1,164	(202)	2,857	3,473	(616)

Total revenues	129,482	134,057	(4,575)	437,337	377,419	59,918

Costs and expenses
Cost of sales of real estate	98,455	98,513	(58)	313,591	275,854	37,737
Selling, general and administrative expenses	20,070	17,298	2,772	62,675	50,233	12,442
Other expenses	1,448	3,722	(2,274)	3,390	5,198	(1,808)

Total costs and expenses	119,973	119,533	440	379,656	331,285	48,371

Earnings from Bluegreen Corporation	5,951	5,790	161	12,818	10,651	2,167
Earnings (loss) from real estate joint ventures	(207)	(25)	(182)	(75)	5,712	(5,787)
Interest and other income	1,924	1,979	(55)	4,699	3,306	1,393

Income before income taxes	17,177	22,268	(5,091)	75,123	65,803	9,320
Provision for income taxes	6,469	8,608	(2,139)	28,545	25,401	3,144

Net income	$10,708	13,660	(2,952)	46,578	40,402	6,176

Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     Consolidated net income decreased 22% to $10.7 million during the three months ended September 30, 2005, from $13.7 million during the same 2004 period. The decrease in net income primarily resulted from a decrease in sales of real estate by our Homebuilding and Land Divisions. Also contributing to the decrease in net

Homebuilding & Real Estate Development (Continued)
income were an increase in selling, general and administrative expenses and a decrease in earnings from joint ventures. These decreases in net income were partially offset by a decrease in other expenses.
     Revenues from sales of real estate decreased 3% to $128.5 million during the three months ended September 30, 2005, from $132.9 million during the same 2004 period. The slight decrease was attributable to a decrease in home deliveries by our Homebuilding Division and land sales by our Land Division. During the three months ended September 30, 2005, 439 homes were delivered, compared to 534 homes delivered in the same 2004 period. During the three months ended September 30, 2005, 109 acres were sold to third parties, compared to 133 acres sold to third parties during the same 2004 period.
     Profits recognized by the Land Division from sales to the Homebuilding Division are deferred until the Homebuilding Division delivers homes on those properties to third parties, at which time the deferred profit is credited against consolidated cost of sales. Previously deferred profits of $68,000 related to other land sales by our Land Division to our Homebuilding Division were recognized as income during the three months ended September 30, 2005, compared to $710,000 during the same 2004 period. At September 30, 2005, $82,000 of deferred profit related to these other land sales remained, and is expected to be recognized by the end of 2005.
     Selling, general and administrative expenses increased 16% to $20.1 million during the three months ended September 30, 2005, from $17.3 million during the same 2004 period. The increase was attributable primarily to an increase in employee compensation and benefits costs associated with new hires in Central and South Florida (including the Company’s headquarters) and the continued expansion of homebuilding activities into North Florida, Georgia and South Carolina. The number of our full time employees increased to 626 at September 30, 2005, from 479 at September 30, 2004. As a percentage of total revenues, selling, general and administrative expenses increased to 16% during the three months ended September 30, 2005, from 13% during the same 2004 period due to the increases in spending coupled with the decline in total revenues.
     Other expense decreased to $1.4 million during the three months ended September 30, 2005, from $3.7 million during the same 2004 period. The decrease was due to certain non-recurring expenses recorded in 2004, including a charge of $2.9 million, net of projected insurance recoveries, to account for the estimated costs of remediating hurricane related damage in the Company’s Florida operations. During the quarter ended September 30, 2005, other expenses were comprised of mortgage operations expense, and an additional reserve recorded to account for our share of costs associated with a litigation settlement.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $4.9 million during the three months ended September 30, 2005, compared to $3.1 million interest incurred and $2.9 million interest capitalized during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $55.7 million increase in our borrowings from September 30, 2004. Most of our variable-rate borrowings are indexed to the Prime Rate, which increased to 6.75% at September 30, 2005, from 4.75% at September 30, 2004. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate during the three months ended September 30, 2005 and 2004 included previously capitalized interest of $2.1 million and $2.3 million, respectively.
     Bluegreen’s reported net income during the three months ended September 30, 2005 was $18.7 million, compared to $16.3 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $6.0 million and $5.8 million during each of those respective periods. At September 30, 2005 and 2004, the 9.5 million shares of Bluegreen that we own represented approximately 31% and 36%, respectively, of the outstanding shares of Bluegreen.
     Interest and other income remained relatively unchanged at $1.9 million during the three months ended September 30, 2005, compared to $2.0 million during the same 2004 period.
     Real estate joint ventures experienced a loss of $207,000 during the three months ended September 30, 2005, as compared to a $25,000 loss during the same 2004 period. The higher loss was due to an impairment reserve of $206,000 recorded on the Grand Harbor Joint Venture which is currently planning to close operations.

Homebuilding & Real Estate Development (Continued)
Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     Consolidated net income increased 15% to $46.6 million during the nine months ended September 30, 2005, from $40.4 million during the same 2004 period. The increase is primarily attributable to the first quarter 2005 bulk sale of five non-contiguous parcels of land adjacent to Tradition, Florida consisting of a total of 1,294 acres for $64.7 million, an increase in Levitt Commercial earnings, and from higher earnings from Bluegreen. These increases were partially offset by an increase in selling, general and administrative expenses and a decrease in earnings from real estate joint ventures.
     Revenues from sales of real estate increased 16% to $434.5 million during the nine months ended September 30, 2005, from $373.9 million during the same 2004 period. As noted above, the increase is primarily attributable to the first quarter bulk land sale. Also contributing to the increase was increased revenue in our homebuilding division. Revenues from home sales increased to $335.8 million for the nine months ended September 30, 2005 as compared to $316.1 million for the same 2004 period. Revenues were primarily higher due to an 11% increase in the average sales price of homes delivered in the nine months ended September 30, 2005.
     Previously deferred profits of $1.5 million related to land sales by our Land Division to our Homebuilding Division were recognized as income during the nine months ended September 30, 2005, compared to $3.1 million during the same 2004 period. During the three months ended June 30, 2004, the Land Division sold 448 acres to the Homebuilding Division for $23.4 million, of which the entire $14.4 million pre-tax profit was deferred and remains deferred at September 30, 2005.
     Selling, general and administrative expenses increased 19% to $42.1 million during the nine months ended September 30, 2005, from $35.4 million during the same 2004 period. The increase was attributable to higher employee compensation and benefits, and an increase in professional fees. The increase in compensation expense was primarily associated with the increased headcount as discussed above. In addition, expenses incurred during the nine months ended September 30, 2005 reflect the full inclusion of Bowden’s operations, which operations were included commencing with its acquisition in May 2004. As a percentage of total revenues, our selling, general and administrative expenses were relatively stable during the 2005 and 2004 periods at 12% and 11%, respectively.
     Interest incurred on notes and mortgage notes payable totaled $12.6 million during the nine months ended September 30, 2005, compared to $7.4 million during the same 2004 period. Interest incurred increased due to an increase in the average interest rate on our variable-rate borrowings as discussed earlier. Interest capitalized was $12.6 million during the nine months ended September 30, 2005 and $7.2 million during the same 2004 period. Cost of sales of real estate during the nine months ended September 30, 2005 and 2004 included previously capitalized interest of $7.4 million and $6.9 million, respectively.
     Bluegreen’s reported net income during the nine months ended September 30, 2005 was $39.5 million, compared to $30.1 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $12.8 million and $10.7 during each of those respective periods.
     Interest and other income increased to $4.7 million during the nine months ended September 30, 2005, from $3.3 million during the same 2004 period primarily due to an increase in rental income and higher balances of interest-earning deposits at various financial institutions, and a non-recurring contingent termination payment received from a previously dissolved partnership.
     Real estate joint ventures generated a $75,000 loss during the nine months ended September 30, 2005, as compared to $5.7 million of earnings during the same 2004 period. During the nine months ended September 30, 2004, earnings from real estate joint ventures included the sale of an apartment complex and deliveries of homes and condominium units. During the nine months ended September 30, 2005, there were no unit deliveries by the Company’s joint ventures as they were winding down operations. Further, the Company recorded a reserve for Grand Harbor as discussed above.

Homebuilding & Real Estate Development (Continued)
Homebuilding Division Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
(In thousands, except unit information)
Revenues
Sales of real estate	$110,674	112,431	(1,757)	335,756	316,100	19,656
Title and mortgage operations	962	1,164	(202)	2,857	3,473	(616)

Total revenues	111,636	113,595	(1,959)	338,613	319,573	19,040

Costs and expenses
Cost of sales of real estate	87,266	88,499	(1,233)	265,118	248,830	16,288
Selling, general and administrative expenses	13,755	12,269	1,486	42,095	35,406	6,689
Other expenses	1,448	3,221	(1,773)	2,713	4,615	(1,902)

Total costs and expenses	102,469	103,989	(1,520)	309,926	288,851	21,075

Earnings from real estate joint ventures	—	18	(18)	104	3,350	(3,246)
Interest and other income	137	1,539	(1,402)	550	1,654	(1,104)

Income before income taxes	9,304	11,163	(1,859)	29,341	35,726	(6,385)
Provision for income taxes	3,502	4,318	(816)	11,056	13,790	(2,734)

Net income	$5,802	6,845	(1,043)	18,285	21,936	(3,651)

Homes delivered (units)	439	534	(95)	1,388	1,451	(63)
Construction starts (units)	545	461	84	1,370	1,945	(575)
Average selling price of homes delivered	$252	211	41	242	218	24
Margin percentage on homes delivered	21.2%	21.3%	(0.1%)	21.0%	21.3%	(0.2%)
New sales contracts (units)	243	357	(114)	1,277	1,365	(88)
New sales contracts (value)	$82,725	87,194	(4,469)	381,880	351,354	30,526
Backlog of homes (units)	1,703	2,175	(472)	1,703	2,175	(472)
Backlog of homes (value)	$494,836	528,281	(33,445)	494,836	528,281	(33,445)
Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     The value of new orders decreased 5.1% to $82.7 million during the three months ended September 30, 2005 from $87.2 million during the same 2004 period. The average sales price of new home orders increased 39% during the three months ended September 30, 2005 to $340,000, from $244,000 during the same 2004 period. Higher selling prices are primarily a reflection of the continued strength of the Florida market, the sale of model homes in communities where we are winding up sales, and the shift in our Tennessee operations away from the first time buyer to a higher end customer. During the three months ended September 30, 2005, new unit orders decreased to 243 units, from 357 units during the same 2004 period. The decrease in new unit orders was the result of our decision to slow the pace of sales in an effort to better manage the sales-to-delivery process as well as the life cycle of available for sale inventories in our existing and future communities. Construction starts declined primarily due to the timing of sales and scheduled construction cycles. We believe that our inventory of homes available for sale, new orders and construction starts will improve as we open new communities and implement our inventory management and production strategies. The average sales price of the homes in backlog at September 30, 2005 increased 20% to $291,000, from $243,000 at September 30, 2004.
     Revenues from home sales decreased 2% to $110.7 million during the three months ended September 30, 2005, from $112.4 million during the same 2004 period. The decrease is a result of a decline in home deliveries to

Homebuilding & Real Estate Development (Continued)
439 units delivered at an average sales price of $252,000 during the three months ended September 30, 2005, from 534 units delivered at an average sales price of $211,000 during the same 2004 period. The decrease in home deliveries during the three months ended September 30, 2005 was primarily attributable to a decrease in home deliveries by our Florida operations to 324 units delivered, from 404 units delivered during the 2004 period. Additionally, during the three months ended September 30, 2005 home deliveries by our Tennessee operations decreased to 115 units delivered, from 130 units delivered during the same 2004 period. The decrease in Florida deliveries was primarily attributable to a reduction of sales activities as well as construction starts in the prior year.
     Cost of sales decreased $1.2 million to $87.3 million during the three months ended September 30, 2005, from $88.5 million during the same 2004 period, due primarily to the decrease in home deliveries. Cost of sales was also affected by increased construction costs, as the costs of labor and building materials continue to rise. While we may be able to increase our selling prices in future sales to absorb these increased costs, the sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend. We are now generally requiring a contractual provision in new sales contracts with our customers that enables us to pass along costs that exceed 3% of our expected costs, up to $10,000 per house. This provision was implemented late in the third quarter of 2005 in response to rising cost trends associated with ongoing demand, higher final prices, and the uncertain effect on the availability of labor and materials associated with hurricane repairs in the Gulf Coast and Florida.
     Margin percentage decreased slightly during the three months ended September 30, 2005 to 21.2%, from 21.3% during the same 2004 period. We anticipate a greater proportion of deliveries in our family communities in the final quarter of 2005 which, in combination with ongoing cost pressures, will likely maintain pressure on our margins through the end of the fiscal year.
     Selling, general and administrative expenses increased 12% to $13.7 million during the three months ended September 30, 2005, from $12.3 million during the same 2004 period. The increase was attributable to increased employee compensation and benefits costs associated with new hires in Central and South Florida, and the continued expansion of homebuilding activities into North Florida, Georgia and South Carolina. Also, we continued to expand our Homebuilding Division operations in the Jacksonville, Florida, Atlanta, Georgia, Myrtle Beach, South Carolina and Nashville, Tennessee markets, incurring administrative start-up costs, including advertising. The incurrence of these costs in advance of revenues may adversely affect our operating results in the short term. As a percentage of total revenues, our selling, general and administrative expense was approximately 12% during the three months ended September 30, 2005, compared to 11% during the same 2004 period.
     Interest incurred and capitalized on notes and mortgages payable totaled $3.0 million during the three months ended September 30, 2005, compared to $1.9 million incurred and $1.7 million capitalized during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings and an increase in borrowings as described earlier. Cost of sales of real estate during the three months ended September 30, 2005 and 2004 included previously capitalized interest of $1.4 million and $1.9 million, respectively.
     Other expense decreased to $1.4 million during the three months ended September 30, 2005, from $3.2 million during the same 2004 period. The decrease was due to certain non-recurring expenses recorded in 2004, including a charge of $2.9 million, net of projected insurance recoveries, to account for the estimated costs of remediating hurricane related damage in the Company’s Florida operations. During the quarter ended September 30, 2005, other expenses were comprised of mortgage operations expense, and an additional reserve recorded to account for our share of costs associated with a litigation settlement.
     Interest and other income decreased to $137,000 during the nine months ended September 30, 2005, from $1.5 million during the same 2004 period. The decrease was primarily due to a one time reduction of $1.4 million for a previously accrued litigation reserve for the litigation recorded in the quarter ended September 30, 2004.

Homebuilding & Real Estate Development (Continued)
Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     The value of new orders increased to $381.9 million during the nine months ended September 30, 2005, from $351.3 million during the same 2004 period. The average sales price of new home orders increased 16% during the nine months ended September 30, 2005 to $299,000, from $257,000 during the same 2004 period reflecting ongoing strong demand for housing, particularly in Florida. During the nine months ended September 30, 2005, new unit orders decreased to 1,277 units, from 1,365 units during the same 2004 period based on available inventory for sale and our efforts to better align our sales and delivery objectives.
     Revenues from home sales increased 6% to $335.8 million during the nine months ended September 30, 2005, from $316.1 million during the same 2004 period. The increase is a result of an increase in the average sales price to $242,000 during the nine months ended September 30, 2005, as compared to average sales price of $218,000 during the same 2004 period. Home deliveries in Tennessee during the nine months ended September 30, 2005 increased to 330 units delivered, from 213 units delivered during the 2004 period. Our operations in Tennessee commenced in May 2004 with the acquisition of Bowden and accordingly, our results for the nine months ended September 30, 2004 only include five months of operating results. During the nine months ended September 30, 2005, home deliveries in Florida decreased to 1,058 units delivered, from 1,238 units delivered during the same 2004 period. The decrease in Florida deliveries was primarily attributable to a reduction of sales activities in prior year as well as a reduction in construction starts in the prior year as discussed above.
     Cost of sales increased $16.3 million to $265.1 million during the nine months ended September 30, 2005, from $248.8 million during the same 2004 period. The increase in cost of sales was primarily due to increased construction costs as discussed earlier. Margin percentage declined slightly during the nine months ended September 30, 2005 to 21.0%, from 21.3% during the same 2004 period. The decline was primarily attributable to a change in mix of community types and markets served by our Homebuilding Division as discussed above.
     Selling, general and administrative expenses increased 19% to $42.1 million during the nine months ended September 30, 2005, from $35.4 million during the same 2004 period. The growth in selling, general and administrative expenses primarily resulted from the inclusion of Bowden expenses for the nine months ended in 2005, yet only for five months in same period in 2004, and higher employee compensation associated with new hires and benefits as discussed above. As a percentage of total revenues, our selling, general and administrative expense was approximately 12% during the nine months ended September 30, 2005, compared to 11% during the same 2004 period.
     Interest incurred and capitalized on notes and mortgages payable totaled $7.5 million during the nine months ended September 30, 2005, compared to $4.5 million incurred and $4.3 million capitalized during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings. Cost of sales of real estate during the nine months ended September 30, 2005 and 2004 included previously capitalized interest of $4.8 million and $5.5 million respectively.
     Other expense decreased to $2.7 million during the nine months ended September 30, 2005, from $4.6 million during the same 2004 period. During the quarter ended September 30, 2004, the Company recorded a charge of $2.8 million, net of projected insurance recoveries, to account for the estimated costs of remediating hurricane related damage in the Homebuilding Division’s Florida operations. During the nine ended September 30, 2005 other expenses included an $830,000 reserve recorded for the Smith litigation settlement.
     Interest and other income decreased to $550,000 during the nine months ended September 30, 2005, from $1.7 million during the same 2004 period. The decrease is primarily due to the reduction of a previously accrued litigation reserve for the Smith litigation recorded in the nine months ended September 30, 2004. Interest and other income recorded in the nine months ended September 30, 2005 was consistent with 2004 excluding this reversal.

Homebuilding & Real Estate Development (Continued)
Land Division Results of Operations

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	Change	2005	2004	Change
(In thousands, except acres information)
Revenues
Sales of real estate	$17,914	20,163	(2,249)	84,614	77,061	7,553

Total revenues	17,914	20,163	(2,249)	84,614	77,061	7,553

Costs and expenses
Cost of sales of real estate	10,783	10,085	698	38,055	33,755	4,300
Selling, general and administrative expenses	2,436	2,652	(216)	8,831	7,930	901
Other expenses	—	500	(500)	677	558	119

Total costs and expenses	13,219	13,237	(18)	47,563	42,243	5,320

Interest and other income	609	315	294	1,455	1,332	123

Income before income taxes	5,304	7,241	(1,937)	38,506	36,150	2,356
Provision for income taxes	2,048	2,799	(751)	14,860	13,954	906

Net income	$3,256	4,442	(1,186)	23,646	22,196	1,450

Acres sold	109	133	(24)	1,413	919	494
Margin percentage	39.8%	50.0%	(10.2)%	55.0%	56.2%	(1.2%)
Unsold acres (gross)	12,325	8,632	3,693	12,325	8,632	3,693
Acres subject to sales contracts	435	711	(276)	435	711	(276)
Acres subject to sales contracts ($ sales value)	$43,427	58,657	(15,230)	43,427	58,657	(15,230)
     Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida – St. Lucie West and Tradition. Development activity in St. Lucie West is substantially complete, with 13 acres of inventory remaining at September 30, 2005, of which 9 acres were subject to firm sales contracts as of that date. The master-planned community, Tradition, now encompasses more than 8,000 total acres, including approximately 5,900 net saleable acres. Approximately 1,750 acres had been sold or were subject to firm sales contracts with various homebuilders as of September 30, 2005.
     During the quarter ended September 30, 2005, our Land Division purchased two parcels of land in Jasper County, South Carolina for a combined purchase price of approximately $42.4 million to develop a master-planned community. This South Carolina community is currently entitled to include up to 9,500 residential units and up to 1.5 million feet of commercial space, in addition to recreational areas, educational facilities and emergency services. The master-planned community now encompasses more than 5,300 total acres, including approximately 3,000 net saleable acres. Development activity is anticipated to begin in 2006.
     We have historically realized between 40% and 60% margin percentage on Land Division sales. Margins on individual transactions fluctuate based upon changing sales prices and costs attributable to the land sold. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the ultimate use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of development and carrying costs capitalized to the particular land parcel, including allocations of various estimated costs attributable to the project as a whole. Future margins will continue to vary in response to these and other market factors. These factors and the opportunistic nature of the business can lead to extreme variability in quarter to quarter results. While the Company believes that current demand for property at Tradition is strong, a significant reduction of future demand in the residential real estate market could negatively impact our land development operations.

Homebuilding & Real Estate Development (Continued)
Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     Revenues decreased to $17.9 million during the three months ended September 30, 2005, from $20.2 million during the same 2004 period. During the three months ended September 30, 2005, 109 acres were sold at an average margin of 39.8% compared to 133 acres sold during the same 2004 period at an average margin of 50.0%. The decrease in margin is attributable to the mix of acreage sold, with an increase in 2005 of finished lot sales and lower commercial property sales from St. Lucie West . The margin percentage on finished lot sales tends to be lower because the incremental profit on development costs is lower. While yielding a lower margin percentage, the Company generates more margin dollars which enhances overall profitability.
     Selling, general and administrative expenses decreased 8% to $2.4 million during the three months ended September 30, 2005, from $2.7 million during the same 2004 period. The decrease in selling, general and administrative expenses primarily reflects lower bonus accruals associated with the decline in profitability during the three months ended September 30, 2005.
     Interest incurred and capitalized during the three months ended September 30, 2005 and 2004 was $569,000 and $592,000 respectively. Cost of sales of real estate did not include any previously capitalized interest during the three months ended September 30, 2005, compared to $35,000 during the same 2004 period.
Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     Revenues increased 9.8% to $84.6 million during the nine months ended September 30, 2005, from $77.1 during the same 2004 period. During the nine months ended September 30, 2005, we sold 1,413 acres at an average margin of 55.0%. The most notable sale during the nine months ended September 30, 2005 was the bulk sale in the first quarter of five non-contiguous parcels of land adjacent to Tradition, consisting of a total of 1,294 acres for $64.7 million. Additionally, during the nine months ended September 30, 2004 the Company sold 448 acres in Tradition to the Homebuilding Division which generated revenue of $23.4 million and margin of $14.4 million. This transaction, which is included in the above table for the nine months ended September 30, 2004, was eliminated in consolidation, and the associated profit was deferred.
     Selling, general and administrative expenses increased 11% to $8.8 million during the nine months ended September 30, 2005, from $7.9 million during the same 2004 period reflecting the timing of bonus accruals tied to a performance bonus plan and additional costs associated with our expansion into South Carolina. As a percentage of total revenues, our selling, general and administrative expenses remained at 10% during the nine months ended September 30, 2005 and 2004.
     Interest incurred and capitalized during the nine months ended September 30, 2005 and 2004 was $1.5 and $1.2 million, respectively. Cost of sales of real estate during the nine months ended September 30, 2005 included previously capitalized interest of $668,000, compared to $77,000 during the same 2004 period.

Homebuilding & Real Estate Development (Continued)
Other Operations Results of Operations

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2004	Change	2005	2004	Change
(In thousands)
Revenues
Sales of real estate	$—	779	(779)	14,709	4,908	9,801

Total revenues	—	779	(779)	14,709	4,908	9,801

Costs and expenses
Cost of sales of real estate	555	1,118	(563)	12,505	5,325	7,180
Selling, general and administrative expenses	3,879	2,377	1,502	11,749	6,897	4,852
Other expenses	—	1	(1)	—	25	(25)

Total costs and expenses	4,434	3,496	938	24,254	12,247	12,007

Earnings from Bluegreen Corporation	5,951	5,790	161	12,818	10,651	2,167
Earnings (loss) from real estate joint ventures	(207)	(43)	(164)	(179)	2,362	(2,541)
Interest and other income	1,178	125	1,053	2,694	320	2,374

Income before income taxes	2,488	3,155	(667)	5,788	5,994	(206)
Provision for income taxes	900	1,217	(317)	2,055	2,312	(257)

Net income	$1,588	1,938	(350)	3,733	3,682	51

     Other Operations include all other Company operations, including Levitt Commercial, parent company general and administrative expenses, earnings from our investment in Bluegreen and earnings from investments in real estate joint ventures and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of September 30, 2005. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Should Bluegreen’s financial performance deteriorate, our earnings in Bluegreen would decrease concurrently and our results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen’s financial condition could result in an impairment charge against our future results of operations.
Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     During the three months ended September 30, 2005, Levitt Commercial did not deliver any flex warehouse units. During the three months ended September 30, 2004, Levitt Commercial delivered three flex warehouse units generating $779,000 of revenue. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. Accordingly, revenues from Levitt Commercial’s development in any one quarter are not representative of the following quarters or the full year. Levitt Commercial has two flex warehouse projects currently in development that are expected to be completed during 2006, at which time we expect to begin generating additional revenues.
     Bluegreen’s reported net income during the three months ended September 30, 2005 was $18.7 million, compared to $16.3 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $6.0 million and $5.8 million during those respective periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $103,000 during the three months ended September 30, 2005, whereas purchase accounting adjustments decreased our interest in Bluegreen’s earnings by $26,000 during the same 2004 period.

Homebuilding & Real Estate Development (Continued)
     Selling, general and administrative expense increased 63% to $3.9 million during the three months ended September 30, 2005, from $2.4 million during the same 2004 period primarily associated with an increase in compensation and benefits resulting from an increase in employees at the parent company. The parent company had 29 employees on its payroll at September 30, 2005 compared to 13 employees at September 30, 2004. During the three months ended September 30, 2005, the parent company also incurred professional fees associated with organizational redesign, and a review of production and operational practices and procedures. We expect that these expenditures for professional fees will continue in varying amounts through the end of 2006.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $1.4 million during the three months ended September 30, 2005, compared to $562,000 during the same 2004 period. The increase in interest incurred was primarily associated with an increase in notes and mortgage notes payable at the parent company and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes the previously capitalized interest of $561,000 and $562,000 during the three months ended September 30, 2005 and 2004, respectively.
     Real estate joint ventures produced a $207,000 loss during the three months ended September 30, 2005, as compared to a $43,000 loss during the same 2004 period. The decline was due to an impairment reserve recorded on the Grand Harbor Joint Venture which is currently planning to close operations.
     Interest and other income increased to $1.2 million during the three months ended September 30, 2005, from $125,000 during the same 2004 period primarily due to an increase in rental income and higher balances of interest-earning deposits at various financial institutions, and revenue recorded due to a non recurring $500,000 contingent termination payment received from a previously dissolved partnership.
Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     During the nine months ended September 30, 2005, Levitt Commercial delivered 44 flex warehouse units at two of its projects, generating revenues of $14.7 million as compared to 16 flex warehouse units during the nine months ended September 30, 2004, generating revenues of $4.9 million.
     Bluegreen’s reported net income during the nine months ended September 30, 2005 was $39.4 million, compared to $30.1 million during the same 2004 period. Our interest in Bluegreen’s earnings, net of purchase accounting and other adjustments, was $12.8 million and $10.7 during those respective periods. Purchase accounting adjustments increased our interest in Bluegreen’s earnings by $449,000 during the nine months ended September 30, 2005, whereas purchase accounting and other adjustments decreased our interest in Bluegreen’s earnings by $526,000 during the same 2004 period.
     Selling, general and administrative expense increased 70% to $11.7 million during the nine months ended September 30, 2005, from $6.9 million during the same 2004 period. During the nine months ended September 30, 2005, we incurred professional fees associated with organizational redesign and a review of production and operational practices and procedures as discussed above. We expect that these expenditures for professional fees will continue in varying amounts through the second half of 2006. Also contributing to the increase in selling, general and administrative expenses during the nine months ended September 30, 2005 were an increase in audit fees associated with Sarbanes Oxley and increased compensation and benefits expense resulting from in an increase in employees at the parent company as discussed above.
     Real estate joint ventures produced a $179,000 loss during the nine months ended September 30, 2005 as compared to earnings of $2.4 million during the same 2004 period. The earnings during the nine months ended September 30, 2004 were primarily related to the gain recognized by a joint venture on the sale of a rental apartment property in Vero Beach, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. As of September 30, 2005, the joint ventures in which this operating segment

Homebuilding & Real Estate Development (Continued)
participates had essentially completed their operations and were winding down as discussed above. The loss in 2005 was associated with the Grand Harbor joint venture impairment reserve.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $3.5 million during the nine months ended September 30, 2005, compared to $1.9 million during the same 2004 period. The increase in interest incurred was primarily associated with an increase in notes and mortgage notes payable at the parent company and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes previously capitalized interest of $1.7 million and $1.3 million during the nine months ended September 30, 2005 and 2004, respectively.
     Interest and other income increased to $2.7 million during the nine months ended September 30, 2005, from $320,000 during the same 2004 period primarily due to an increase in rental income and higher balances of interest-earning deposits at various financial institutions, and revenue recorded due to a non recurring $500,000 contingent termination payment received from a previously dissolved partnership.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. During the three and nine months ended September 30, 2005, our primary sources of funds were the proceeds from the sale of real estate inventory, the issuance of trust preferred securities and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses.
     The Company relies on third party financing to fund the acquisition and development of land. During the three months ended September 30, 2005 the Company’s principal operating subsidiaries, Levitt and Sons, LLC and Core Communities, LLC secured borrowing facilities with third party lenders to fund near-term growth objectives. If fully utilized, these recently secured facilities aggregate $135 million in debt, including sublimits of up to $15 million for letters of credit. As of September 30, 2005, the borrowing facilities are not fully drawn and have availability of $68.0 million. A portion of the proceeds of these loans was used to fund Core Communities’ purchase of land in South Carolina which is to be developed into a new master-planned community. All of the borrowing facilities are secured by real property and substantially all accrue interest at floating rates.
     In addition to the liquidity provided by the Company’s trust preferred securities and the credit facilities described above, we expect to continue to fund our short-term liquidity requirements through net cash provided by operations and other financing activities and our cash on hand. We expect to meet our long-term liquidity requirements for items such as acquisitions and debt service and repayment obligations primarily with net cash provided by operations and long-term secured and unsecured indebtedness. As of September 30, 2005 and December 31, 2004, we had cash and cash equivalents of $97.2 million and $125.5 million, respectively.
     At September 30, 2005, our consolidated debt totaled $316.0 million. Our principal payment obligations with respect to our debt for the 12 months beginning September 30, 2005 are anticipated to total $55.9 million. We expect to generate most of the funds to repay these amounts from sales of real estate. Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and a minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. At September 30, 2005, we were in compliance with all loan agreement financial requirements and covenants.”

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
Equity Price Risk
BFC and BankAtlantic Bancorp
          BFC and BankAtlantic Bancorp maintain a portfolio of equity securities that subject the Company to equity pricing risks which would arise as the relative values of equity investments change as a consequence of market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of available for sale equity securities at September 30, 2005 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

Available for sale
Percent	Equity
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$106,555	$ 17,759
10%	$ 97,675	$ 8,880
0%	$ 88,795	$ —
-10%	$ 79,916	$ (8,880)
-20%	$ 71,036	$(17,759)
          Excluded from the above table is $1.8 million of investments in other financial institutions held by BankAtlantic Bancorp and $5.0 million invested by BankAtlantic Bancorp in a limited partnership hedge fund specializing in bank equities, for which no current liquid market exists. Also excluded from the above table is $575,000 in investments in private companies held by BFC and a $20.0 million investment in Benihana Series B Convertible Preferred Stock held by BFC for which no current market is available. The ability to realize or liquidate these investments will depend on future market conditions and is subject to significant risk.
Ryan Beck Equity Price Risk
          BankAtlantic Bancorp, through its broker/dealer subsidiary Ryan Beck, is exposed to market risk arising from trading and market making activities. Ryan Beck’s market risk is the potential change in value of financial instruments caused by fluctuations in interest rates, equity prices, credit spreads and other market forces. Ryan Beck’s management monitors risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk (“VaR”) is the principal statistical method used and measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. Substantially all the trading inventory is subject to measurement using VaR.
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

          The following table sets forth the high, low and average VaR for Ryan Beck for the nine months ended September 30, 2005 (in thousands):

	High	Low	Average

VaR	$443	$55	$199
Aggregate Long Value	155,347	54,028	90,609
Aggregate Short Value	$56,789	$15,772	$36,934
          The following table sets forth the high, low and average VaR for Ryan Beck for the year ended December 31, 2004 (in thousands):

	High	Low	Average

VaR	$1,747	$11	$336
Aggregate Long Value	112,494	43,431	72,787
Aggregate Short Value	$167,987	$23,851	$65,006
          The continued expansion of the capital markets business may result in Ryan Beck carrying higher and more diverse inventory positions.
Interest Rate Risk
BankAtlantic Bancorp
          The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting BankAtlantic to significant interest rate risk because its assets and liabilities reprice at different times, market interest rates change differently among each rate indices and certain interest earning assets, primarily residential loans, may be prepaid before maturity as interest rates change.
          BankAtlantic Bancorp has developed an earnings simulation model using standard industry software to measure its interest rate risk. The model performs a sensitivity analysis that measures the effect on its net interest income to changes in interest rates. The model measures the impact that parallel interest rate shifts of 100 and 200 basis point would have on BankAtlantic’s net interest income over a 12 month period.
          The model calculates the change in net interest income by:
i.	Calculating the anticipated cash flows from existing assets and liabilities using current repricing and prepayment assumptions,

ii.	Discounts the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine the effect on net interest income; and

iii.	Calculating the percentage change in net interest income calculated in (i) and (ii).
          Management of BankAtlantic has made estimates of cash flow, prepayment and repricing assumptions that it believes to be reasonable. Actual results will differ from the simulated results due to changes in interest rates that differ from the assumptions in the simulation model.

          Presented below is an analysis of BankAtlantic’s estimated net interest income over a twelve month period calculated utilizing the model:

As of September 30, 2005
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$226,741	-0.12%
+100 bp	$229,939	1.29%
0	$227,005	—
-100 bp	$220,382	-2.92%
-200 bp	$208,640	-8.09%

As of December 31, 2004
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$232,987	3.41%
+100 bp	$232,395	3.14%
0	$225,310	0.00%
-100 bp	$213,516	-5.23%
-200 bp	$200,288	-11.11%
          BankAtlantic began utilizing this interest rate risk model in July 2005. This model enables BankAtlantic to evaluate the effect interest rate sensitivity has on net interest income as well as on net portfolio value. The prior interest rate risk model measured potential gains and losses only on net portfolio fair value. BankAtlantic believes that measuring the effect of interest rate changes net interest income will enhance management’s ability to monitor interest rate risk. The December 31, 2004 amounts are also provided utilizing the new model.
          BankAtlantic’s tax equivalent net interest margin improved to 3.91% during the nine months ended September 30, 2005 vs. 3.75% during the same 2004 period. This improvement in the net interest margin reflects a combination of several factors, including the continued growth of low cost deposits, which are more beneficial in higher rate periods, the repayment of certain high cost FHLB advances in prior periods, and higher earning asset yields. While the continued flattening of the yield curve exerts downward pressure on the margin, BankAtlantic’s management presently anticipates that this downward pressure may be offset by an improved funding mix, driven principally by a higher percentage of low cost deposits.
          BankAtlantic Bancorp has $263 million of Junior Subordinated Debentures outstanding at September 30, 2005. These debentures subject BankAtlantic Bancorp to interest rate risk. Presented below is an analysis of estimated net interest expense over a twelve month period calculated utilizing the model:

As of September 30, 2005
	Net
Changes	Interest	Percent
in Rate	Expense	Change
+200 bp	$22,545	9.96%
+100 bp	$21,523	4.98%
0	$20,502	—
-100 bp	$19,480	-4.98%
-200 bp	$18,458	-9.97%

As of December 31, 2004
	Net
Changes	Interest	Percent
in Rate	Expense	Change
+200 bp	$20,721	10.97%
+100 bp	$19,697	5.48%
0	$18,673	0.00%
-100 bp	$17,649	-5.48%
-200 bp	$16,625	-10.97%
Levitt
          Levitt is also subject to interest rate risk on its long-term debt. At September 30, 2005, Levitt had $237.0 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rates and $78.9 million in borrowings with fixed or initially-fixed rates. At September 30, 2005, included in the $237.0 million is approximately $1.1 million in borrowings due to BankAtlantic, which are eliminated in the Company’s consolidated financial statements. Consequently, for debt tied to an indexed rate, changes in interest rates may affect earnings and cash flows, but generally would not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not earnings or cash flow.
          Assuming the variable rate debt balance of $237.0 million outstanding at September 30, 2005 (which does not include the Junior Subordinated Debentures, which are initially fixed-rate obligations) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $2.4 million per year.

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
Changes in Internal Control over Financial Reporting
          In addition, we reviewed our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against Levitt and certain of its subsidiaries in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of 95 named plaintiffs residing in approximately 65 homes located in one of Levitt’s communities in Central Florida. The complaint alleges: breach of contract, breach of implied covenant of good faith and fair dealing; failure to disclose latent defects; breach of express warranty; breach of implied warranty; violation of building code; deceptive and unfair trade practices; negligent construction; and negligent design. Plaintiffs seek certification as a class, or in the alternative to divide into sub-classes, unspecified damages alleged to range from $50,000 to $400,000 per house, costs and attorneys’ fees. Plaintiffs seek a trial by jury. While there is no assurance that Levitt will be successful, Levitt believes it has valid defenses and is engaged in a vigorous defense of the action.
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

BFC FINANCIAL CORPORATION
Date: November 9, 2005	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: November 9, 2005	By:	/s/ Glen R. Gilbert
Glen R. Gilbert, Executive Vice President,
and Chief Financial Officer