Form 10-K
period 2005-12-31
BFC FINANCIAL CORP
filed 2006-03-30
CIK 315858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
333-72213
BFC Financial Corporation
(Exact name of registrant as specified in its Charter)

Florida	59-2022148

(State of Organization)	(IRS Employer Identification Number)

2100 West Cypress Creek Road
Ft. Lauderdale, Florida	33309

(Address of Principal Executive Office)	(Zip Code)
(954) 940-4900

Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock $.01 par Value	NASDAQ National Market
Class B Common Stock $.01 par Value	OTC BB

(Title of Class)	(Name of Exchange on Which Registered)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting common equity held by non-affiliates was $129.8 million computed by reference to the closing price of the Registrant’s Class A Common Stock on June 30, 2005.
          Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 7, 2006
Class A Common Stock of $.01 par value, 28,679,766 shares outstanding.
Class B Common Stock of $.01 par value, 7,136,375 shares outstanding.

Documents Incorporated by Reference
          Portions of the Proxy Statement of the Registrant relating to the Annual Meeting of Shareholders are incorporated as Part III of this report.

PART I
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BFC Financial Corporation (“the Company” or “BFC”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made.
          This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments and acquisitions is not a guarantee or indication of future performance. Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, investment banking, real estate development, homebuilding, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC include, but are not limited to:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	that BFC may not have sufficient available cash to make desired investments;

•	that BFC shareholders’ interests may be diluted in transactions utilizing BFC stock for consideration;

•	that appropriate investment opportunities on reasonable terms and at reasonable prices may not be available;

•	that the performance of those entities in which investments are made may not be as anticipated; and

•	that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made.
          With respect to BankAtlantic Bancorp, a BFC subsidiary, and BankAtlantic, a BankAtlantic Bancorp subsidiary, the risks and uncertainties that may affect BFC are:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and BankAtlantic’s and their operations, markets, products and services;

•	credit risks and loan losses and the related sufficiency of the allowance for loan losses;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including the impact on the Bank’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets;

•	BankAtlantic’s seven-day banking initiative, marketing initiatives, branch expansion, branch renovation and other growth initiatives not resulting in continued growth of low cost deposits or otherwise not producing results which justify their costs;

•	the impact of periodic testing of goodwill and other intangible assets for impairment as well as the $10 million reserve established during the 2005 fourth quarter may not be sufficient to cover the fines, penalties or expenses associated with any resolution of AML-BSA compliance matters;

•	the results or performance derived or implied, directly or indirectly from the estimates and assumptions, are based on our beliefs and may not be accurate; and

•	past performance, actual or estimated new account openings and growth rates may not be indicative of future results.
          Further, this document contains forward-looking statements with respect to Ryan Beck & Co., a BankAtlantic Bancorp subsidiary, which are subject to a number of risks and uncertainties including, but not limited to the risks and uncertainties associated with:
•	its operations, products and services, changes in economic or regulatory policies,

•	its ability to recruit and retain financial consultants,

•	the volatility of the stock market and fixed income markets and its effects on the volume of its business and the value of its securities positions and portfolio, as well as its revenue mix, and the success of new lines of business; and

•	additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control.

          With respect to Levitt Corporation (“Levitt”), the risks and uncertainties that may affect BFC are:
•	the impact of economic, competitive and other factors affecting Levitt and its operations, including the impact of hurricanes and tropical storms in the areas in which it operates;

•	the market for real estate generally and in the areas where Levitt has developments, including the impact of market conditions on the Levitt’s margins;

•	delays in opening planned new communities;

•	the availability and price of land suitable for development in our current markets and in markets where we intend to expand;

•	shortages and increased costs of construction materials and labor;

•	the effects of increases in interest rates;

•	our ability to successfully complete land acquisitions necessary to meet our growth objectives;

•	our ability to obtain financing for planned acquisitions;

•	our ability to successfully expand into new markets and the demand in those markets meeting the Levitt’s estimates;

•	Levitt’s ability to realize the expected benefits of its expanded platform organizational, infrastructure and growth initiatives and strategic objectives;

•	environmental factors, the impact of governmental regulations and requirements (including delays in obtaining necessary permits and approvals as a result of the reallocation of government resources based on hurricane related issues in the areas in which Levitt operates);

•	Levitt’s ability to timely deliver homes from backlog and successfully manage growth; and

•	Levitt’s success at managing the risks involved in the foregoing.
          In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Levitt Corporation with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not all inclusive.

ITEM 1. BUSINESS
The Company
          We are a holding company that invests in and acquires businesses in diverse industries. Our ownership interests include direct and indirect interests in businesses in a variety of sectors, including consumer and commercial banking, brokerage and investment banking, home building and master-planned community development, time-share and vacation ownership, an Asian themed restaurant chain and various real estate and venture capital investments. Our principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”) and our primary activities currently relate to considering new investment and the operations of our two largest current investments, BankAtlantic Bancorp and Levitt. We own a direct investment in the convertible preferred stock of Benihana, one of the oldest Asian themed restaurant chains in the United States.
          BFC itself has no operations other than activities relating to identifying, analyzing and in appropriate cases, acquiring new investments, as well as the monitoring of existing investments. BFC has no independent sources of cash-flow from operations except to the extent dividends, management fees and similar cash payments are made to BFC by its subsidiaries and investment holdings. Other than direct reimbursement of actual expenditures made on behalf of subsidiaries, BFC does not currently collect management or other fees and the dividends paid to BFC do not currently cover BFC’s ongoing operating expenses. Therefore, BFC’ stand-alone activities currently generate a loss.
          The Company’s website address is www.bfcfinancial.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company’s Internet website and the information contained on or connected to it are not incorporated into this Annual Report on Form 10-K.
          We have controlled more than 50% of the vote of BankAtlantic Bancorp since 2000, and accordingly, BankAtlantic Bancorp is consolidated in our financial statements instead of carried on the equity basis. We own 8,329,236 shares of BankAtlantic Bancorp Class A Common Stock and 4,876,124 shares of BankAtlantic Bancorp Class B Common Stock. BankAtlantic Bancorp’s Class A shareholders are entitled to one vote per share, which in the aggregate represent 53% of the combined voting power of BankAtlantic Bancorp’s Class A Common Stock and BankAtlantic Bancorp’s Class B Common Stock. BankAtlantic Bancorp’s Class B Common Stock, all of which is owned by the Company, represents the remaining 47% of the combined vote. As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
          Through December 31, 2003, Levitt was a wholly-owned subsidiary of BankAtlantic Bancorp. On December 31, 2003, Levitt was spun off to the shareholders of BankAtlantic Bancorp by declaring a stock dividend of all of BankAtlantic Bancorp’s shares of Levitt. As a consequence of the spin-off, our ownership position in Levitt on December 31, 2003 was initially identical to our ownership position in BankAtlantic Bancorp, including our control of more than 50% of the vote of these companies. Subsequently, Levitt completed a public offering and as a result our ownership position in Levitt was reduced. At December 31, 2005, we owned 16.6% of its total equity and a 52.9% voting interest. Accordingly, Levitt continues to be consolidated in the Company’s financial statements.
          BFC’s ownership in BankAtlantic Bancorp and Levitt as of December 31, 2005 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.90%	7.90%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.71%	54.90%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.62%	52.91%

          We report our results of operations through three segments: BFC Activities, Financial Services and Homebuilding & Real Estate Development.
BFC Activities Segment
          BFC Activities includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. BFC owns and manages real estate and the unsold land at Center Port, an industrial office park developed in Florida. BFC also holds mortgage notes receivable that were received in connection with the sale of properties previously owned. The BFC Activities segment also includes the operations of a wholly-owned subsidiary, Cypress Creek Capital, corporate overhead and interest expense. Cypress Creek Capital is a real estate investment banking and investment company that provides equity capital, debt placement and a broad array of advisory services for developers that are active in the residential and commercial markets. Commencing in 2006, BFC will provide certain “shared services’ such as investor relations, human resources, risk management and executive office administration to its subsidiaries and will be reimbursed for such services by its subsidiaries. BFC’s interest expense is related to indebtedness and other borrowings, primarily utilized for the acquisition of real estate. BFC’s equity investments include its investment in Series B Convertible Preferred Stock of Benihana and securities in the technology sector owned by partnerships that are included in the consolidated financial statements of BFC because BFC serves as general partner of those partnerships.
          Benihana
          On July 1, 2004, the Company purchased 400,000 shares and on August 4, 2005, the Company purchased an additional 400,000 shares of Series B Convertible Preferred Stock (“Convertible Preferred Stock”) pursuant to an agreement entered into with Benihana Inc. in June 2004. The agreement provided for the purchase of an aggregate of 800,000 shares of Convertible Preferred Stock for $25.00 per share. The convertible preferred stock is convertible into Benihana Common the Stock at a conversion price of $19.00 per share, subject to adjustment from time to time upon certain defined events. We are entitled to receive cumulative quarterly dividends on the convertible preferred stock at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter commencing September 30, 2004. Based upon Benihana’s currently outstanding capital stock, the Convertible Preferred Stock if converted would represent approximately 23% of Benihana voting and 10% of Benihana economic interest. The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost.
          Benihana has operated teppanyaki-style dining restaurants in the United States for 40 years and has exclusive rights to own, develop and license Benihana and Benihana Grill restaurants in the United States, Central and South America and the islands of the Caribbean.
Employees
          Management believes that its relations with its employees are satisfactory. The Company currently maintains employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.
The number of employees at the indicated dates was:

	December 31, 2005		December 31, 2004		December 31, 2003
	Full-time	Part-time	Full-time	Part-time	Full-time	Part-time
BFC	20	1	16	1	7	1

BankAtlantic Bancorp	2,921	423	2,492	325	2,312	235

Levitt	639	22	526	32	353	34

Total	3,580	452	3,034	358	2,672	270

Of the 21 BFC employees at December 31, 2005, nine are employed by Cypress Creek Capital and 12 are employed in the Company’s administrative and business development offices. On January 1, 2006, 20 employees of BankAtlantic Bancorp were transferred to BFC to staff BFC’s shared services operations in the areas of investor relations, human resources, risk management and executive office administration. These employees will be utilized by the affiliated entities and their costs will be allocated to the companies based upon their usage of services.

Financial Services Segment
          Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if declared and paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following Item 1. Business regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” , “our” or “Parent Company” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
“The Company
          We are a Florida-based financial services holding company and own BankAtlantic and RB Holdings, Inc. (“Ryan Beck”), the parent company of Ryan Beck & Co., Inc. Through these subsidiaries, we provide a full line of products and services encompassing consumer and commercial banking, wealth management and investment banking. We report our operations through three business segments consisting of BankAtlantic, Ryan Beck and BankAtlantic Bancorp, the parent company. Detailed operating financial information by segment is included in Note 24 to the Company’s consolidated financial statements.
          Our Internet website address is www.bankatlanticbancorp.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Internet website and the information contained in or connected to our website are not incorporated into this Annual Report on Form 10-K.
          As of December 31, 2005, we had total consolidated assets of approximately $6.5 billion and stockholders’ equity of approximately $516 million.
BankAtlantic
          BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952. It is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of commercial banking products and related financial services through 78 branches or “stores” in southeast Florida and the Tampa Bay area, primarily in the metropolitan areas surrounding the cities of Miami, Ft. Lauderdale, West Palm Beach and Tampa, which are located in the heavily-populated Florida counties of Miami-Dade, Broward, Palm Beach, Hillsborough and Pinellas.
          BankAtlantic’s primary business activities include:
•	attracting checking and savings deposits from individuals and business customers,

•	originating commercial real estate, business, consumer and small business loans,

•	purchasing wholesale residential loans from third parties,

•	investing in mortgage-backed securities, tax certificates and other securities.
          BankAtlantic’s business strategy focuses on the following key areas:
•	Continuing the “Florida’s Most Convenient Bank” Initiative. BankAtlantic began its “Florida’s Most Convenient Bank” initiative in 2002. This initiative includes offering free checking, seven-day banking, extended lobby hours, including some stores open from 7:30am until midnight, a 24-hour customer service center and other new products and services that are an integral part of BankAtlantic’s strategy to position itself as a customer-oriented bank and increase its low cost deposit accounts. BankAtlantic continues to implement marketing programs in its stores that include sales training programs, outbound telemarketing and incentive programs that reward banking personnel who produce profitable business.

•	Increasing Low Cost Deposits. BankAtlantic’s low cost deposits are comprised of demand deposit accounts, NOW checking accounts and savings accounts. From December 31, 2001, when the initiative was launched, to December 31, 2005, the balances of BankAtlantic’s low cost deposits increased 250% from approximately $600 million to approximately $2.1 billion. These low cost deposits represented 56% of BankAtlantic’s total deposits at December 31, 2005, compared to 26% of total deposits at December 31, 2001. BankAtlantic intends to continue to seek to increase its low cost deposits through strong sales and marketing efforts, new product offerings, commitment to customer service and the “Florida’s Most Convenient Bank” initiative.

•	Growing the Loan Portfolio while Concentrating on Core Lending Competencies. BankAtlantic intends to grow its core commercial and retail banking business with an emphasis on generating commercial real estate, small business, and consumer loans. BankAtlantic attributes its success in these lending areas to several key factors, including disciplined underwriting and expertise in its markets. Loan balances and total earning assets are down from mid -2005 resulting from our strategy of limiting earning asset growth. The decline in loans is the result of a decision to delay purchases of residential real estate mortgages in light of the relative flatness of the yield curve and the run-off in the high rise condominium portfolio where we decided to reduce our exposure. BankAtlantic intends to continue this strategy of limiting earning asset growth in a flat to inverted yield curve environment. BankAtlantic intends to continue to limit activities in non-core lending areas, such as credit card, international, non-mortgage syndication and indirect lending.

•	Expanding the Retail Network. BankAtlantic intends to grow its retail network both internally, through a branding initiative and de novo expansion, and externally through acquisitions which are consistent with BankAtlantic’s growth strategy. BankAtlantic generally seeks to expand into relatively fast growing and high deposit level markets within Florida. We anticipate opening approximately 14 stores in 2006 while completing the renovation of the interior of all existing stores to provide a consistent design.

•	Maintaining its Strong Credit Culture. BankAtlantic believes it has put in place stringent underwriting standards and has developed and instituted credit training programs for its banking officers which emphasize underwriting and credit analysis. It has also developed systems and programs which it believes will enable it to offer sophisticated products and services without exposing BankAtlantic to unnecessary credit risk.
          BankAtlantic offers a number of lending products to its customers. Its primary lending products include commercial real estate loans, commercial business loans, standby letters of credit and commitments, consumer loans, small business loans and residential loans.
          Commercial Real Estate: BankAtlantic provides commercial real estate loans for the acquisition, development and construction of various property types, as well as the refinancing and acquisition of existing income-producing properties. These loans are primarily secured by property located in Florida. Commercial real estate loans are originated in amounts based upon the appraised value of the collateral or estimated cost that generally have a loan to value ratio of less than 80%, and generally require that one or more of the principals of the borrowing entity guarantee these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates.
          Additionally, BankAtlantic purchases participations in commercial real estate loans that are originated by other financial institutions, typically known as “lead” banks. These transactions are underwritten as if we were originating the loan, applying all normal underwriting standards. The lead bank administers the loan and provides periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loan are made by the participants on either a majority or unanimous basis. As a result, the lead bank generally can not significantly modify the loan without either majority or unanimous consent of the participants. BankAtlantic sometimes acts as a lead bank and sells participations in its loans to other lenders. This reduces its exposure on projects and may be required in order to stay within the regulatory “loans to one borrower” limitations. These participations meet the contractual requirements necessary to constitute a sale of the loan as the agreements transfer the credit risk to the transferee; however, certain participations place limitations on the transferee’s ability to pledge or exchange the participation and give BankAtlantic the ability to repurchase the participation. As a consequence, certain participations are classified as secured borrowings for accounting purposes.

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
          Consumer: Consumer loans are primarily loans to individuals originated through BankAtlantic’s retail network and sales force. The majority of its originations are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. All other consumer loans generally have fixed interest rates with terms ranging from one to five years.
          Small Business: BankAtlantic makes small business loans to companies located primarily in South Florida, along the Treasure Coast of East Florida and in the Tampa Bay area. Small business loans are primarily originated on a secured basis and do not exceed $1.0 million for non-real estate secured loans and $1.5 million for real estate secured loans. These loans are originated with maturities ranging primarily from one to three years or upon demand; however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit extended to small businesses are due upon demand. Small business loans typically have either fixed or variable prime-based interest rates.
          Residential: BankAtlantic purchases residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. When BankAtlantic purchases residential loans, it evaluates the originator’s underwriting of the loans and, for most individual loans, performs confirming credit analysis. Residential loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. BankAtlantic sets guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, the borrower’s sources of funds, appraised amounts and loan documentation. BankAtlantic purchases interest-only loans originated to the most credit worthy borrowers with loan-to-value ratios within agency guidelines. BankAtlantic does not purchase either “sub-prime” (lower credit quality loans) or negative amortization loans.
          BankAtlantic originates residential loans to customers that are then sold on a servicing released basis to a correspondent. It also originates certain residential loans, which are primarily made to “low to moderate income” borrowers in accordance with requirements of the Community Reinvestment Act. The underwriting of these loans generally follows government agency guidelines with independent appraisers typically performing on-site inspections and valuations of the collateral.

          The composition of the loan portfolio was (in millions):

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Real estate loans:
Residential	$2,043	44.20	2,066	45.35	1,344	37.00	1,378	40.30	1,112	39.76%
Home Equity	514	11.12	457	10.03	334	9.19	262	7.65	167	5.96
Construction and development	1,340	28.99	1,454	31.92	1,345	37.05	1,266	37.00	1,144	40.93
Commercial	1,060	22.93	1,075	23.61	1,064	29.30	755	22.09	522	18.67
Small business	152	3.29	124	2.72	108	2.97	94	2.76	36	1.28
Loans to Levitt Corporation	—	0.00	9	0.19	18	0.50	—	—	—	—
Other loans:
Commercial business	87	1.88	85	1.88	81	2.22	82	2.40	76	2.72
Small business — non-mortgage	83	1.80	67	1.46	52	1.43	49	1.45	34	1.23
Due from foreign banks	—	0.00	—	0.00	—	—	—	—	1	0.05
Consumer	27	0.59	18	0.41	22	0.60	25	0.73	26	0.92
Residential loans held for sale	3	0.07	5	0.10	2	0.06	—	—	5	0.17
Discontinued loan products	1	0.02	8	0.18	35	0.98	71	2.08	153	5.48

Total	5,310	114.89	5,368	117.85	4,405	121.30	3,982	116.46	3,276	117.17

Adjustments:
Undisbursed portion of loans in process	649	14.04	768	16.86	728	20.05	512	14.97	434	15.53

Unearned discounts (premiums)	(2)	-0.04	(1)	(0.02)	—	(0.01)	3	0.09	1	0.05
Allowance for loan losses	41	0.89	46	1.01	46	1.26	48	1.40	45	1.59

Total loans receivable, net	$4,622	100.00	4,555	100.00	3,631	100.00	3,419	100.00	2,796	100.00%

1)	Includes syndication, lease financings and indirect consumer loans, which BankAtlantic ceased originating in prior periods.
          In addition to its lending activities, BankAtlantic also invests in securities as described below:
          Securities Available for Sale: BankAtlantic invests in securities available for sale, consisting of investments in obligations of the U.S. government or its agencies, such as mortgage-backed securities and real estate mortgage investment conduits (REMICs). Also included in securities available for sale are tax exempt municipal bonds. The available for sale securities portfolio serves as a source of liquidity while at the same time providing a means to moderate the effects of interest rate changes. The decision to purchase and sell securities is based upon a current assessment of the economy, the interest rate environment and our liquidity requirements.
          Investment Securities and Tax Certificates: BankAtlantic’s portfolio of investment securities held to maturity at December 31, 2005 consisted of tax exempt municipal bonds and tax certificates. Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void. BankAtlantic’s experience with this type of investment has been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period.

          The composition, yields and maturities of BankAtlantic’s securities available for sale and investment securities and tax certificates were as follows (dollars in thousands):

	U.S.				Corporate
	Treasury			Mortgage-	Bond		Weighted
	and	Tax	Tax-Exempt	Backed	and		Average
	Agencies	Certificates	Securities	Securities	Other	Total	Yield
December 31, 2005
Maturity: (1)
One year or less	$—	$163,726	$—	$—	$100	$163,826	7.91%
After one through five years	1,000	—	8,161	79,665	485	89,311	4.33
After five through ten years	—	—	121,072	508	—	121,580	4.09
After ten years	—	—	259,333	301,367	—	560,700	5.20

Fair values (2)	$1,000	$163,726	$388,566	$381,540	$585	$935,417	5.45%

Amortized cost (2)	$998	$163,726	$392,130	$387,178	$585	$944,617	5.20%

Weighted average yield based on fair values	2.11%	7.91%	5.15%	4.71%	3.83%	5.45%
Weighted average maturity (yrs)	4.2	1.0	11.93	20.05	3.04	13.34

December 31, 2004
Fair values (2)	$—	$166,731	$332,605	$500,517	$585	$1,000,438	5.37%

Amortized cost (2)	$—	$166,731	$332,024	$498,504	$585	$997,844	5.50%

December 31, 2003
Fair values (2)	$—	$190,906	$—	$338,751	$585	$530,242	5.90%

Amortized cost (2)	$—	$190,906	$—	$332,898	$585	$524,389	6.40%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(2)	Equity and tax exempt securities held by the parent company with a cost of $95.1 million, $50.7 million and $17.6 million and a fair value of $103.2 million, $53.7 million, $20.9 million, at December 31, 2005, 2004 and 2003, respectively, were excluded from the above table.
          A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and investment securities and available for sale securities follows (in thousands):

	December 31, 2005 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value
Tax certificates and investment securities:
Tax certificates:
Cost equals market	$163,726	$—	$—	$163,726
Investment securities:
Cost equals market	6,183	—	—	6,183
Market over cost	57,932	313	—	58,245
Cost over market	129,803	—	1,428	128,375
Securities available for sale:
Investment securities:
Cost equals market	585	—	—	585
Market over cost	46,327	327	—	46,654
Cost over market	152,883		2,774	150,109
Mortgage-backed securities :
Market over cost	74,215	1,547	—	75,762
Cost over market	312,963	—	7,185	305,778

Total	$944,617	$2,187	$11,387	$935,417

1)	The above table excludes Parent Company investment securities and securities available for sale with a cost of $6.8 million and $88.4 million, respectively, and a fair value of $7.6 million and $95.7 million, respectively, at December 31, 2005.

          BankAtlantic utilizes deposits, secured advances and other borrowed funds to fund its lending and other activities.
          Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also obtains deposits from brokers and municipalities. BankAtlantic solicits deposits from customers in its geographic market through advertising and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic primarily solicits deposits through its “Florida’s Most Convenient Bank” initiatives, which include midnight hours at selected branches, free online banking and bill pay, 24/7 customer service center and the opening of all locations seven days a week as well as aggressive media advertising. Products such as Totally Free Checking, Totally Free Savings and Totally Free Online Banking and Billpay are the lead programs of its marketing strategy to obtain new customers. See note #7 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.
          Federal Home Loan Bank (“FHLB”) Advances: BankAtlantic is a member of the FHLB and can obtain secured advances from the FHLB of Atlanta. These advances can be collateralized by a security lien against its residential loans, certain commercial loans and its securities. In addition, BankAtlantic must maintain certain levels of FHLB stock based upon outstanding advances. See note #8 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s FHLB Advances.
          Other Short-Term Borrowings: BankAtlantic’s short-term borrowings consist of securities sold under agreements to repurchase, federal funds and treasury tax and loan borrowings. Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities in its investment portfolio but are not insured by the FDIC. Federal funds borrowings occur under established facilities with various federally-insured banking institutions to purchase federal funds. We also have a borrowing facility with various federal agencies which may place funds with us at overnight rates. BankAtlantic uses these facilities on an overnight basis to assist in managing its cash flow requirements. These lines are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. BankAtlantic also has a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against its consumer loans. See note #9 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s short term borrowings.
          Secured borrowings: At December 31, 2005, BankAtlantic’s secured borrowings consisted of $138.3 million of commercial real estate loan participations that were legal loan sales but constrained the transferee from pledging or exchanging the participation and therefore were accounted for as secured borrowings.
          Other borrowings: At December 31, 2005, BankAtlantic’s other borrowings consisted of a $22.0 million floating rate subordinated debentures, a floating rate mortgage-backed bond with an outstanding balance of $9.0 million and $8.1 million of floating rate development notes associated with a real estate joint venture.
Ryan Beck
          Ryan Beck operates interdependent wealth management, investment banking and capital markets businesses which share the same corporate infrastructure. The approximately 400 financial consultants in the firm’s wealth management arm utilize the syndicate, trading and research capabilities imbedded in the firm’s capital markets and investment banking departments. Similarly, the firm’s investment banking clients benefit from the distribution capabilities of the firm’s wealth management and capital markets groups. The firm’s capital market business includes institutional customer activities and research and trading activities in equity, fixed income and municipal finance products.
          Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck operates on a nationwide basis through a network of 42 offices in 14 states. In addition to offering traditional wealth management products to individual investors, Ryan Beck is engaged in sector-oriented investment banking and capital markets activities.
          Ryan Beck intends to focus on the following key areas:
•	Investment Banking. Ryan Beck has a well established investment banking group primarily focused on financial institutions. Recently, Ryan Beck’s strategy has been to diversify its operations through the addition of investment bankers and capital markets expertise focused on other sectors, such as consumer products and services, real estate investment trusts and business services. Ryan Beck’s investment banking activities include managing underwritten public offerings, serving as placement agent on institutional private financings and acting as an advisor on mergers and acquisitions.
•	Private Client Group. In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC. This transaction enabled Ryan Beck to significantly increase its private client group revenues. The table below shows Ryan Beck’s private client group statistics before the Gruntal transaction and at December 31, 2005.

	December 31, 2005	December 31, 2001
Financial Consultants	407	80
Customer Accounts	135,000	27,000
Customer Assets	$18.2 billion	$4.0 billion
•	Capital Markets. Ryan Beck has both equity and fixed income capital markets groups. Both groups incorporate trading, institutional sales and syndicate activities. Ryan Beck makes a market in over 500 equity securities, principally financial institution shares. Equity capital markets group also incorporates a research department with 13 publishing analysts covering 38 closed end funds and 178 companies in eight industry sectors.
          As a registered broker-dealer with the SEC, Ryan Beck operates on a fully-disclosed basis through its clearing firm, Pershing LLC. Clients consist primarily of:
•	high net worth individuals,

•	financial institutions,

•	institutional clients,

•	governmental and other issuers of non-taxable securities, and

•	other corporate clients.
Parent Company
          The Parent Company (“Parent”) is comprised of the activities of the holding company. Its operations are limited and primarily include the financing of the capital needs of its subsidiaries and management of investments. The Parent also provides human resources, investor relations and executive management services to its subsidiaries and affiliates. The Parent obtains its funds from dividends from its subsidiaries, issuances of equity and debt securities, and returns on portfolio investments, as well as borrowings from unrelated financial institutions and amounts received from subsidiaries and affiliates for services provided. During 2005, the Parent also obtained funds from the repayment of notes receivable from Levitt Corporation, a subsidiary of the Parent that was spun-off to shareholders on December 31, 2003. The proceeds from these note receivable repayments were invested in tax exempt securities and managed equity portfolios. The Parent provides funds to its subsidiaries for capital, the financing of acquisitions and other general corporate purposes. The largest expense is interest expense on debt, and depending on interest rates, this expense could increase or decrease significantly as much of its debt is indexed to floating rates.
          A summary of the carrying value and gross unrealized appreciation or depreciation of estimated fair value of the Parent’s securities follows (in thousands):

	December 31, 2005
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value
Securities available for sale:
Tax exempt securities	$6,229	$—	$21	$6,208
Equity securities	82,113	7,307	—	89,420
Investment securities:
Investment securities (1)	6,800	793	—	7,593

Total	$95,142	$8,100	$21	$103,221

			December 31, 2004
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value
Securities available for sale:
Tax exempt securities	$20,860	$	$24	$20,836
Equity securities	23,025	2,679	—	25,704
Investment securities:
Investment securities (1)	6,800	345	—	7,145

Total	$50,685	$3,024	$24	$53,685

(1)	Investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.
Employees
          Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.
          The Company’s number of employees at the indicated dates were:

	December 31, 2005		December 31, 2004
	Full-	Part-	Full-	Part-
	Time	time	time	time
BankAtlantic Bancorp	18	—	7	—
BankAtlantic	1,882	390	1,507	286
Ryan Beck	1,021	33	985	39

Total	2,921	423	2,499	325

Competition
          The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated entities to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility than we have. As consolidation continues among large banks, we expect additional smaller institutions to try to exploit our market. Our primary method of competition is emphasis on customer service and convenience, including our Florida’s Most Convenient Bank initiatives.
          We face substantial competition for both loans and deposits. Competition for loans comes principally from other banks, savings institutions and other lenders. This competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.
          We compete for deposits with banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds and mutual funds. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to attract new deposits. Increased competition for deposits could increase our cost of funds and adversely affect our ability to generate the funds necessary for our lending operations.
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
Regulation and Supervision
Holding Company
          We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended, or HOLA. As such, we are registered with the Office of Thrift Supervision, or OTS, and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over us. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.
          HOLA prohibits a savings bank holding company, directly or indirectly, or through one or more subsidiaries, from:
•	acquiring another savings institution or its holding company without prior written approval of the OTS;

•	acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or

•	acquiring or retaining control of a depository institution that is not insured by the FDIC.
          In evaluating an application by a holding company to acquire a savings institution, the OTS must consider the financial and managerial resources and future prospects of the company and savings institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.
          As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that BankAltantic continues to satisfy the Qualified Thrift Lender, or QTL, test. See “Regulation of Federal Savings Banks — QTL Test” for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution by the OTS and that will be held as a separate subsidiary, then we would become a multiple savings and loan holding company within the meaning of HOLA and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.
          Transactions between BankAtlantic, including any of BankAtlantic’s subsidiaries, and us or any of BankAtlantic’s affiliates, are subject to various conditions and limitations. See “Regulation of Federal Savings Banks — Transactions with Related Parties.” BankAtlantic must file a notice with the OTS prior to any declaration of the payment of any dividends or other capital distributions to us. See “Regulation of Federal Savings Banks — Limitation on Capital Distributions.”
BankAtlantic
          BankAtlantic is a federal savings association and is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency and primary regulator, and the FDIC, as its deposit insurer. BankAtlantic’s deposit accounts are insured up to applicable limits by the Bank Insurance Fund, or BIF, and the Savings Association Insurance Fund, SAIF, both of which are administered by the FDIC. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. Additionally, BankAtlantic must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OTS and the FDIC conduct periodic examinations to assess BankAtlantic’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, BankAtlantic, and our operations.
          The following discussion is intended to be a summary of the material banking statutes and regulations applicable to BankAtlantic, and it does not purport to be a comprehensive description of such statutes and regulations, nor does it include every federal and state statute and regulation applicable to BankAtlantic.
Regulation of Federal Savings Banks
          Business Activities. BankAtlantic derives its lending and investment powers from HOLA and the regulations of the OTS thereunder. Under these laws and regulations, BankAtlantic may invest in:
•	mortgage loans secured by residential and commercial real estate;

•	commercial and consumer loans;

•	certain types of debt securities; and

•	certain other assets.
          BankAtlantic may also establish service corporations to engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to limitations, including, among others, limitations that require debt securities acquired by BankAtlantic to meet certain rating criteria and that limit BankAtlantic’s aggregate investment in various types of loans to certain percentages of capital and/or assets.
          Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral may not exceed 15% of the savings bank’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings bank’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2005, BankAtlantic’s limit on loans to one borrower was approximately $80.6 million. At December 31, 2005, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $52.1 million and the second largest borrower had an aggregate balance of approximately $51.4 million.
          QTL Test. HOLA requires a savings bank to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2005, BankAtlantic maintained approximately 74% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the eleven months prior to December 2005 and, therefore, was a QTL.
          Capital Requirements. The OTS regulations require savings banks to meet three minimum capital standards:
•	a tangible capital requirement for savings banks to have tangible capital in an amount equal to at least 1.5% of adjusted total assets;

•	a leverage ratio requirement:
o	for savings banks assigned the highest composite rating of 1, to have core capital in an amount equal to at least 3% of adjusted total assets; or

o	for savings banks assigned any other composite rating, to have core capital in an amount equal to at least 4% of adjusted total assets, or a higher percentage if warranted by the particular circumstances or risk profile of the savings bank; and
•	a risk-based capital requirement for savings banks to have capital in an amount equal to at least 8% of risk-weighted assets.
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
          At December 31, 2005, BankAtlantic exceeded all applicable regulatory capital requirements. See note #15 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios.
          There currently are no regulatory capital requirements directly applicable to us as a unitary savings and loan holding company apart from the regulatory capital requirements for savings banks that are applicable to BankAtlantic.
          Limitation on Capital Distributions. The OTS regulations impose limitations upon certain capital distributions by savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.
          The OTS regulates all capital distributions by BankAtlantic directly or indirectly to us, including dividend payments. BankAtlantic currently must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all of BankAtlantic’s capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds BankAtlantic’s net income for that year-to-date period plus BankAtlantic’s retained net income for the preceding two years, then BankAtlantic must file an application to receive the approval of the OTS for a proposed capital distribution.
          BankAtlantic may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OTS notified BankAtlantic that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as BankAtlantic is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by BankAtlantic also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
          Liquidity. BankAtlantic is required to maintain sufficient liquidity to ensure its safe and sound operation, in accordance with OTS regulations.
          Assessments. The OTS charges assessments to recover the costs of examining savings banks and their affiliates, processing applications and other filings, and covering direct and indirect expenses in regulating savings banks and their affiliates. These assessments are based on three components:
•	the size of the savings bank, on which the basic assessment is based;

•	the savings bank’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings bank with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and

•	the complexity of the savings bank’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings bank that has more than $1 billion in trust assets that it administers, loans that it services for others or assets covered by its recourse obligations or direct credit substitutes.
          These assessments are paid semi-annually. BankAtlantic’s assessment expense during the year ended December 31, 2005 was approximately $897,000.
          Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings banks to establish branches in any state or territory of the United States.
          Community Reinvestment. Under the Community Reinvestment Act, or CRA, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. This assessment focuses on three tests:
•	a lending test, to evaluate the institution’s record of making loans in its designated assessment areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of banking services throughout its designated assessment area.

          The OTS assigns institutions a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The CRA requires all institutions to disclose their CRA ratings to the public. BankAtlantic received a “Satisfactory” rating in its most recent CRA evaluation. Regulations also require all institutions to disclose certain agreements that are in fulfillment of the CRA. BankAtlantic has no such agreements in place at this time.
          Transactions with Related Parties. BankAtlantic’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act, or FRA, by Regulation W of the Federal Reserve Board, or FRB, implementing Sections 23A and 23B of the FRA, and by OTS regulations. The applicable OTS regulations for savings banks regarding transactions with affiliates generally conform to the requirements of Regulation W, which is applicable to national banks. In general, an affiliate of a savings bank is any company that controls, is controlled by, or is under common control with, the savings bank, other than the savings bank’s subsidiaries. For instance, we are deemed an affiliate of BankAtlantic under these regulations.
          Generally, Section 23A limits the extent to which a savings bank may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of the savings bank’s capital stock and surplus. A covered transaction generally includes:
•	making or renewing a loan or other extension of credit to an affiliate;

•	purchasing, or investing in, a security issued by an affiliate;

•	purchasing an asset from an affiliate;

•	accepting a security issued by an affiliate as collateral for a loan or other extension of credit to any person or entity; and

•	issuing a guarantee, acceptance or letter of credit on behalf of an affiliate.
          Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances of letters of credit issued on behalf of, an affiliate. Section 23B requires covered transactions and certain other transactions to be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the savings bank, as those prevailing at the time for transactions with or involving non-affiliates. Additionally, under the OTS regulations, a savings bank is prohibited from:
•	making a loan or other extension of credit to an affiliate that is engaged in any non-bank holding company activity; and

•	purchasing, or investing in, securities issued by an affiliate that is not a subsidiary.
          Sections 22(g) and 22(h) of the FRA, Regulation O of the FRB, Section 402 of the Sarbanes-Oxley Act of 2002, and OTS regulations impose limitations on loans and extensions of credit from BankAtlantic and us to its and our executive officers, directors, controlling shareholders and their related interests. The applicable OTS regulations for savings banks regarding loans by a savings bank to its executive officers, directors and principal, shareholders generally conform to the requirements of Regulation O, which is applicable to national banks.
          Enforcement. Under the FDIA, the OTS has primary enforcement responsibility over savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty, or certain other wrongful actions that have, or are likely to have, a significant adverse effect on an insured savings bank or cause it more than minimal loss. In addition, the FDIC has back-up authority to take enforcement action for unsafe and unsound practices. Formal enforcement action can include the issuance of a capital directive, cease and desist order, removal of officers and/or directors, institution of proceedings for receivership or conservatorship and termination of deposit insurance.
          Examination. A savings institution must demonstrate to the OTS its ability to manage its compliance responsibilities by establishing an effective and comprehensive oversight and monitoring program. The degree of compliance oversight and monitoring by the institution’s management determines the scope and intensity of the OTS’ examinations of the institution. Institutions with significant management oversight and monitoring of compliance will receive less intrusive OTS examinations than institutions with less oversight.
          Standards for Safety and Soundness. Pursuant to the requirements of the FDIA, the OTS, together with the other federal bank regulatory agencies, has adopted the Interagency Guidelines Prescribing Standards for Safety and Soundness, or

the Guidelines. The Guidelines establish general safety and soundness standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the Guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the Guidelines. If the OTS determines that a savings bank fails to meet any standard established by the Guidelines, then the OTS may require the savings bank to submit to the OTS an acceptable plan to achieve compliance. If a savings bank fails to comply, the OTS may seek an enforcement order in judicial proceedings and impose civil monetary penalties.
          Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that are secured by real estate or are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings bank to establish and maintain written internal real estate lending standards that are consistent with OTS guidelines and with safe and sound banking practices and which are appropriate to the size of the savings bank and the nature and scope of its real estate lending activities.
          Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action Regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings banks, such as requiring compliance with a capital restoration plan, restricting asset growth, acquisitions, branching and new lines of business and, in extreme cases, appointment of a receiver or conservator. The severity of the action required or authorized to be taken increases as a savings bank’s capital deteriorates. Savings banks are classified into five categories of capitalization as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Generally, a savings bank is categorized as “well capitalized” if:
•	its total capital is at least 10% of its risk-weighted assets;

•	its core capital is at least 6% of its risk-weighted assets;

•	its core capital is at least 5% of its adjusted total assets; and

•	it is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS, or certain regulations, to meet or maintain a specific capital level for any capital measure.
The most recent examination from the OTS categorized BankAtlantic as “Well Capitalized.”
          Insurance of Deposit Accounts. Savings banks are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by them. The FDIC assigns each savings institution to one of three capital categories – “well capitalized,” “adequately capitalized,” or “undercapitalized” – based on the savings institution’s financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the assessment period. The FDIC also assigns each savings institution to one of three supervisory subcategories within each capital category based upon a supervisory evaluation provided to the FDIC by the savings institution’s primary federal regulator and information that the FDIC determines to be relevant to the savings institution’s financial condition and the risk posed to the deposit insurance funds. A savings institution’s deposit insurance assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Insurance assessment rates currently range from 0.00% of deposits for a savings institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for a savings institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). At December 31, 2005, BankAtlantic was assigned to the “Well Capitalized and Financially Sound” capital category. The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. Increases in deposit insurance premiums could have an adverse effect on our earnings.
          The Deposit Insurance Funds Act of 1996 recapitalized the SAIF and expanded the assessment base across all BIF- and SAIF-savings institutions for the payments of Financing Corporation, or FICO, bonds. FICO bonds were sold by the federal government in order to finance the recapitalization of the now defunct Federal Savings and Loan Insurance Corporation.
          Privacy and Security Protection. BankAtlantic is subject to the OTS regulations implementing the privacy and security protection provisions of the Gramm-Leach-Bliley Act, or GLBA. These regulations require a savings bank to disclose to its customers and consumers its policy and practices with respect to the privacy, and sharing with nonaffiliated third parties, of its customers and consumers’ “nonpublic personal information.” Additionally, in certain instances, BankAtlantic is required to provide its customers and consumers with the ability to “opt-out” of having BankAtlantic share their nonpublic personal information with nonaffiliated third parties. These regulations also require savings banks to maintain policies and procedures to safeguard their customers and consumers’ nonpublic personal information. BankAtlantic has policies and procedures designed to comply with GLBA and applicable privacy and security regulations.

          Insurance Activities. BankAtlantic is generally permitted to engage in certain insurance activities through its subsidiaries. The OTS regulations implemented pursuant to GLBA prohibit, among other things, depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.
          Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank, or FHLB, of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB. BankAtlantic was in compliance with this requirement with an investment in FHLB stock at December 31, 2005 of approximately $69.9 million. During the year ended December 31, 2005, the FHLB of Atlanta paid dividends of approximately $3.3 million on the capital stock held by BankAtlantic. If dividends were reduced or interest on future FHLB advances increased, BankAtlantic’s net interest income would likely also be reduced.
          Federal Reserve System. BankAtlantic is subject to provisions of the FRA and the FRB’s regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, federal savings banks must maintain reserves against transaction accounts (primarily NOW and regular interest and non-interest bearing checking accounts). The FRB regulations establish the specific rates of reserves that must be maintained, which are subject to adjustment by the FRB. BankAtlantic is currently in compliance with those reserve requirements. The required reserves must be maintained in the form of vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The effect of this reserve requirement is to reduce interest-earning assets. FHLB system members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.
          Anti-Terrorism and Anti-Money Laundering Regulations. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, or BSA, the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including savings banks.
          Among other requirements, the USA PATRIOT Act and the related OTS regulations require savings banks to establish anti-money laundering programs that include, at a minimum:
•	internal policies, procedures and controls designed to implement and maintain the savings bank’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

•	systems and procedures for monitoring and reporting of suspicious transactions and activities;

•	a designated compliance officer;

•	employee training;

•	an independent audit function to test the anti-money laundering program;

•	procedures to verify the identity of each customer upon the opening of accounts; and

•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.
          Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. In 2004, deficiencies were identified in BankAtlantic’s compliance with anti-terrorism and anti-money laundering laws and regulations (see “Management Discussion and Analysis of Results of Operation and Financial Condition – BankAtlantic Liquidity and Capital Resources”).

          Consumer Protection. BankAtlantic is subject to federal and state consumer protection statutes and regulations, including the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:
•	require lenders to disclose credit terms in meaningful and consistent ways;

•	require financial institutions to establish policies and procedures regarding identity theft and notify customers of certain information concerning their credit reporting;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require certain lender banks to collect and report applicant and borrower data regarding loans for home purchase or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe penalties for violations of the requirements of consumer protection statutes and regulations.
Ryan Beck Regulation
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
          Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 2005, Ryan Beck was registered as a broker-dealer in 50 states and the District of Columbia. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of clients’ funds and securities, capital structure of securities firms, record-keeping and reporting, fee arrangements, disclosure to clients and the conduct of directors, officers and employees.
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
          Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm’s liquidation. At December 31, 2005, Ryan Beck was in compliance with all applicable capital requirements.

          Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the SEC as a fully disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2005.”

Homebuilding & Real Estate Development Segment
          Our Homebuilding & Real Estate Development segment consists of Levitt Corporation, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if declared and paid by Levitt. Levitt is a separate public company and its management prepared the following Item 1. Business regarding Levitt which was included in Levitt’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us”, “our” or “Parent Company” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
“General Description of Business
          We are a homebuilding and real estate development company with activities throughout the Southeastern United States. We were organized in December 1982 under the laws of the State of Florida. Until December 31, 2003, we were a wholly owned subsidiary of BankAtlantic Bancorp, Inc, a diversified financial services holding company (“BankAtlantic Bancorp”). We refer you to the discussion below for a description of our spin-off on December 31, 2003 from BankAtlantic Bancorp.
          Our Internet website address is www.levittcorporation.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Internet website and the information contained in or connected to our website are not incorporated into this Annual Report on Form 10-K.
          We primarily develop single-family homes and master-planned communities, and we also develop commercial and industrial properties and multi-family complexes. In our single-family home communities, we specialize in serving active adults and families. The standard base price for the homes we sell varies by geography and is between $110,000 and $500,000, but the final closing price is usually higher than the base price due to design modifications, customizations and lot premiums. For 2005, the average closing price of the homes we delivered was $245,000. In our master-planned communities, we historically generated substantial revenue from large acreage and finished lot sales to third-party residential, commercial and industrial developers. We also sell land to our Homebuilding Division, which develops both active adult and family communities in our master-planned communities.
          Our principal real estate activities are conducted through our Homebuilding and Land Divisions. Our Homebuilding Division consists of the operations of Levitt and Sons, LLC, (“Levitt and Sons”) our wholly-owned homebuilding subsidiary. Our Land Division consists of the operations of Core Communities, LLC, our wholly-owned master-planned community development subsidiary (“Core Communities”). Historically, we also engaged in commercial real estate activities through our wholly owned subsidiary, Levitt Commercial, LLC (“Levitt Commercial”), and we invest in other real estate projects through subsidiaries and various joint ventures. In addition, we own approximately 31% of the outstanding common stock of Bluegreen Corporation (“Bluegreen”, NYSE: BXG), which acquires, develops, markets and sells vacation ownership interests in “drive-to” vacation resorts as well as residential home sites around golf courses or other amenities.
          Levitt and Sons is a real estate developer and residential homebuilder specializing in both active adult and family communities. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. It has strong brand awareness as America’s oldest homebuilder and is recognized nationally for having built the Levittown communities in New York, New Jersey and Pennsylvania. Levitt and Sons was acquired in December 1999. Levitt and Sons includes the operations of Bowden Building Corporation, a builder of single family homes based in Tennessee, which was acquired in April 2004 and has established itself over the last 30 years as one of the leading homebuilders in Memphis and Northern Mississippi.
          Core Communities develops master-planned communities in South Florida and most recently South Carolina. Our original and best-known community is St Lucie West, a 4,600-acre community located in Port St. Lucie, Florida, with approximately 6,000 built and occupied homes, numerous businesses, a university campus and the New York Mets’ spring training facility. Our second master-planned community, Tradition™, Florida also located in Port St. Lucie, Florida, is planned to ultimately cover more than 8,000 total acres, including approximately five miles of frontage on Interstate 95 and will have approximately 18,000 residential units and 8.5 million square feet of commercial space. Additionally, in 2005 Core Communities purchased two parcels of land in Jasper County, South Carolina for the development of our third master-

planned community, named Tradition™, South Carolina. This new community encompasses more than 5,300 acres, and is entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services.
Business Strategy
          Our business strategy involves the following principal elements:
          Sell and build homes profitably in strong growth markets throughout Florida and other markets in the Southeastern United States. Currently, we sell homes throughout Florida, Tennessee, Georgia and South Carolina. Our markets are expected to continue to experience higher than average growth due to favorable demographic and economic trends, such as retiring “Baby Boomers” and continuing new employment opportunities. As we complete existing developments in these markets, we expect to acquire new land in these markets as well as expand into new markets, offering both active adult and family products.
          Continue to acquire land and to develop master-planned communities in desirable markets. We intend to acquire land parcels in desirable markets that are suited for developing large master-planned communities. Historically, land sale revenues have tended to be sporadic and fluctuate on a quantity basis more than home sale revenues, but land sale transactions resulted in higher margins, which typically varied between 40% and 60%. Our land development activities in our master-planned communities complement our homebuilding activities by offering a source of land for future homebuilding. At the same time, our homebuilding activities have complemented our master-planned community development activities since we believe the Homebuilding Division’s strong merchandising and quality developments have tended to support future land sales in our master-planned communities. Much of our master-planned community acreage is under varying development orders and is not immediately available for construction or sale to third parties at prices that maximize value. As these parcels become available for sale, our strategy provides for our Homebuilding Division to have first opportunity to acquire and develop any of the parcels. However, third-party homebuilder sales remain an important part of our ongoing strategy to generate cash flow, maximize returns and diversify risk, as well as to create appropriate housing alternatives for different market segments in our master-planned communities. Therefore, we will review each parcel as it is ready for development to determine if it should be developed by the Homebuilding Division or sold to a third party.
          Explore joint ventures and/or acquisitions to expand our penetration throughout the United States. We believe that our brand and our core competence as a homebuilder and real estate developer can be extended to new markets both inside and outside of Florida and the Southeastern United States. We plan to attempt to supplement our growth through selective acquisitions and joint ventures in both new and existing markets to enable us to more rapidly extend our competencies in active adult communities and land development.
          Maintain a conservative risk profile. We attempt to apply a disciplined risk management approach to our business activities. Other than our model homes, the majority of our homes are pre-sold before construction begins. We generally require customer deposits of 5% to 10% of the base sales price of our homes, and we require a higher percentage deposit for design customizations and upgrades. As a result, we believe we strengthen our backlog and lower our risk of cancellation. We seek to maintain our homebuilding land inventory at levels that can be absorbed within five to six years and acquire our land from third parties as well as from our Land Division. While we have traditionally structured our land acquisitions as purchases financed with debt, we are exploring alternative strategies, including joint ventures and land option programs to give us additional flexibility. Our master planned communities are long term projects with development cycles in excess of 10 years. We mitigate the risk inherent in these investments through careful site selection and market research in collaboration with our Homebuilding Division, and in addition to the aforementioned inter-company sales to our Homebuilding Division, we periodically sell both raw and developed parcels to other commercial and residential developers. Sales early in the project life cycle establish market credibility for the project and provide us with liquidity to pay down debt and provide flexibility for future land acquisitions. We also periodically discuss joint venture opportunities with various third parties.
          Utilize community development districts to fund development costs. We establish community development or improvement districts to access bond financing to fund infrastructure and other projects at our master-planned community developments. The ultimate owners of the property within the district are responsible for amounts owed on these bonds which are funded through annual assessments. Generally, in Florida, no payments under the bonds are required from property owners during the first two years after issuance. While we are responsible for any assessed amounts until the underlying property is sold, this strategy allows us to more effectively manage the cash required to fund infrastructure at the project.

          Pursue other strategic real estate opportunities. We own approximately 31% of the outstanding common stock of Bluegreen. Bluegreen is an independently operated company that primarily acquires, develops, markets and sells vacation ownership interests in “drive-to” resorts and develops and sells residential home sites around golf courses or other amenities. We believe that our investment in Bluegreen will be beneficial because the investment diversifies our real estate activities. In the future, we may pursue strategic investments in other real estate related businesses.
Business Segments
          Management reports results of operations through three segments: Homebuilding, Land and Other Operations. The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. See Note 19 to our audited financial statements.
Homebuilding Division
          Our Homebuilding Division develops planned communities featuring homes with closing prices ranging from $110,000 to $500,000. Our average contract price for new home orders in 2005 was approximately $310,000. Our communities are designed to serve both active adult homeowners, aged 55 and older, and families. The communities currently under development or under contract and relevant data as of December 31, 2005 are as follows:

	Number of	Planned	Closed		Sold	Net Units
	Communities	Units (a)	Units	Inventory	Backlog	Available
Active Adult Communities
Current Developments (includes optioned lots)	14	9,763	3,119	6,644	825	5,819
Properties Under Contract to be Acquired (b)	2	1,469	—	1,469	—	1,469

Total Active Adult	16	11,232	3,119	8,113	825	7,288

Family Communities
Current Developments (includes optioned lots)	37	7,152	3,298	3,854	967	2,877
Properties Under Contract to be Acquired (b)	12	2,604	—	2,604	—	2,604

Total Family	49	9,756	3,298	6,458	967	4,073

TOTAL HOMEBUILDING
Current Developments (includes optioned lots)	51	16,915	6,417	10,498	1,792	8,706
Properties Under Contract to be Acquired (b)	14	4,073	—	4,073	—	4,073

TOTAL HOMEBUILDING	65	20,988	6,417	14,571	1,792	12,779

(a)	Actual number of units may vary from original project plan due to engineering and architectural changes.

(b)	There can be no assurance that current properties under contract will be acquired.
          The properties under contract listed above represent properties for which due diligence has been completed as of December 31, 2005 which our Homebuilding Division has the right to acquire at an aggregate purchase price of $154.0 million. While financing is not yet finalized for these properties, these transactions are expected to close by the end of 2007. At December 31, 2005, our Homebuilding Division also had contracts to acquire five additional properties for which due diligence had not been completed. These additional properties, which are not included in the above table, would add approximately 989 units for an aggregate purchase price of approximately $32 million.
          At December 31, 2005, our homebuilding backlog was 1,792 units, or $557 million. Backlog represents the number of units subject to pending sales contracts. Homes in backlog include homes that have been completed, but on which title has not been transferred, homes not yet completed and homes on which construction has not begun.
Land Division
          Core Communities was founded in May 1996 to develop a master-planned community in Port St. Lucie, Florida now known as St. Lucie West. It is currently developing master-planned communities in Florida and in South Carolina. As a master-planned community developer, Core Communities engages in three primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; and (iii) the sale of entitled land and/or developed lots to homebuilders (including Levitt and Sons) and commercial, industrial and institutional end-users. Core Communities also has begun developing commercial properties itself within its communities and may lease such commercial land and improvements to third parties in the future.
          St. Lucie West is a 4,600 acre master-planned community located in St. Lucie County, Florida. It is bordered by Interstate 95 to the west and Florida’s Turnpike to the east. St. Lucie West contains residential, commercial and industrial developments. Within the community, residents are close to recreational and entertainment facilities, houses of worship, retail businesses, medical facilities and schools. PGA of America owns and operates a golf course and a country club on an adjacent parcel. The community’s baseball stadium, Tradition Field®, serves as the spring training headquarters for the New York Mets and a minor league affiliate. There are more than 6,000 homes in St. Lucie West housing nearly 15,000 residents. Development activity in St. Lucie West is substantially complete, with only 4 acres of inventory remaining at December 31, 2005, all of which was subject to sales contracts as of that date.
          Tradition™, Florida, located approximately two miles south of St. Lucie West, includes approximately five miles of frontage on I-95, and will cover more than 8,000 total acres (with approximately 5,900 saleable acres). Tradition, Florida will include a corporate park, educational and health care facilities, commercial properties, residential homes and other uses in a series of mixed-use parcels. Community Development District special assessment bonds are being utilized to provide financing for certain infrastructure developments when applicable.
          In September 2005, Core Communities completed its acquisition of two parcels totaling 5,300-acres near Hilton Head, South Carolina. Entitled for up to 9,500 residential units and up to 1.5 million feet of commercial space, Tradition™, South Carolina will include recreational areas, educational facilities and emergency services. The property is strategically located between Savannah, Georgia, and Hilton Head, with three miles of frontage on Interstate 95 and with access and exposure on Highway 278. Development activities began in the fourth quarter of 2005.
          At December 31, 2005, our Land Division owned approximately 6,700 gross acres in Tradition, Florida including approximately 4,300 saleable acres. Through December 31, 2005, Core Communities had entered into contracts with nine homebuilders for the sale of a total of 1,782 acres in the first phase residential development at Tradition, Florida of which 1,548 acres had been delivered at year-end 2005. Contracts for the sale of 234 acres are in our backlog, although there is no assurance that the sale of all of these acres will occur. Delivery of these acres is expected to be complete in 2007.
          Our Land Division’s land in development and relevant data as of December 31, 2005 were as follows:

		Acres	Closed	Current	Non-Saleable	Saleable	Sold	Acres
	Acquired	Acquired	Acres	Inventory	Acres (a)	Acres (a)	Backlog	Available
Currently in Development
St. Lucie West	1997 (b)	1,964	1,960	4	—	4	4	—
Tradition™, Florida	1998 – 2004	8,246	1,548	6,698	2,388	4,310	234	4,077
Tradition™, South Carolina	2005	5,390	—	5,390	2,417	2,973	—	2,973

Total Currently in Development		15,600	3,508	12,092	4,805	7,287	238	7,050

(a)	Actual saleable and non-saleable acres may vary from the original plan due to changes in zoning, project design, or other factors. Non-saleable acres include, but are not limited to, areas set aside for roads, parks, schools, utilities and other public purposes.

(b)	Land inventory as of the date of acquisition of Core Communities.
Other Operations
          Other operations consist of Levitt Commercial, our investment in Bluegreen Corporation, investments in joint ventures, other real estate interests, and holding company operations.
Levitt Commercial
          Levitt Commercial was formed in 2001 to develop industrial, commercial, retail and residential properties. Levitt Commercial currently has two flex warehouse projects under development which were in various stages of completion as of December 31, 2005. Both projects currently in development are expected to be completed during 2006.

          Levitt Commercial also owns a 20% partnership interest in Altman Longleaf, LLC, which owns a 20% interest in a joint venture known as The Preserve at Longleaf Apartments, LLLP. This venture is developing a 298-unit apartment complex in Melbourne, Florida. An affiliate of our joint venture partner is the general contractor. Construction commenced on the development in 2004 and is expected to be completed in 2006. In 2005, the joint venture entered into an agreement to sell the entire apartment complex to a third party.
          Levitt Commercial’s projects currently under development and relevant data as of December 31, 2005 are as follows:

	Number of	Total	Closed		Sold	Units
	Projects	Units	Units	Inventory	Backlog	Available
Currently in Development
Flex Commercial Developments	2	46	—	46	37	9

Total Currently in Development	2	46	—	46	37	9

Bluegreen Corporation
          We own approximately 9.5 million shares of the outstanding common stock of Bluegreen, which represents approximately 31% of that company’s issued and outstanding common stock. Bluegreen is a leading provider of vacation and residential lifestyle choices through its resorts and residential community businesses. Bluegreen is organized into two divisions: Bluegreen Resorts and Bluegreen Communities.
          Bluegreen Resorts acquires, develops and markets vacation ownership interests (“VOIs”) in resorts generally located in popular high-volume, “drive-to” vacation destinations. Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities
          Bluegreen also generates significant interest income through its financing of individual purchasers of VOIs and, to a nominal extent, homesites sold by its Bluegreen Communities division.
Other Investments and Joint Ventures
          In October 2004, we acquired an 80,000 square foot office building in Fort Lauderdale, Florida for $16.2 million. The building was fully leased and occupied during the year ended December 31, 2005 and generated rental income. On November 9, 2005 the lease was modified and two floors of the building were being vacated beginning in January 2006. The Company intends to utilize these two floors as its corporate headquarters after renovations are completed in late 2006.
          From time to time, we seek to defray a portion of the risk associated with certain real estate projects by entering into joint ventures. Our investments in joint ventures and the earnings recorded on these investments were not significant for the year ended December 31, 2005 and all joint ventures in which the Company has an interest are winding down or have ceased operations.
Competition
          The real estate development and homebuilding industries are highly competitive and fragmented. Overbuilding in local markets, among other competitive factors, could materially adversely affect homebuilders in the affected market. Homebuilders compete for financing, raw materials and skilled labor, as well as for the sale of homes. Additionally, competition for prime properties is intense and the acquisition of such properties may become more expensive in the future to the extent demand and competition increase. We compete with other local, regional and national real estate companies and homebuilders, often within larger subdivisions designed, planned and developed by such competitors. Some of our competitors have greater financial, marketing, sales and other resources than we do.
          In addition, there are relatively low barriers to entry into our business. There are no required technologies that would preclude or inhibit competitors from entering our markets. Our competitors may independently develop land and construct products that are superior or substantially similar to our products. A substantial portion of our operations are in Florida, where some of the most attractive markets in the nation are located, and therefore we expect to continue to face additional competition from new entrants into our markets.

Employees
          As of December 31, 2005, we employed a total of 640 full-time employees and 28 part-time employees. The breakdown of employees by division is as follows:

	Full	Part
	Time	Time
Homebuilding	552	22
Land	43	5
Other Operations	45	1

Total	640	28

          Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are satisfactory.
          Our future success is heavily dependent upon our ability to hire and retain qualified marketing, sales and management personnel. Currently, the competition for such personnel is intense in the real estate industry. There can be no assurance that we will be able to continue to attract and retain qualified management and other personnel.”

ITEM 1A. RISK FACTORS
We depend on dividends from our subsidiaries for a significant portion of our cash flow. Regulatory restrictions and the terms of indebtedness limit the ability of some of our subsidiaries to pay dividends.
          At December 31, 2005, we held approximately 21.7% of the outstanding common stock of BankAtlantic Bancorp and 16.6% of the outstanding common stock of Levitt, representing in the aggregate approximately 75.8% of our total assets. Dividends by each of BankAtlantic Bancorp and Levitt are subject to a number of conditions, including the cash flow and profitability of each company, declaration by each company’s Board of Directors, compliance with the terms of each company’s outstanding indebtedness, and in the case of BankAtlantic Bancorp, regulatory restrictions applicable to BankAtlantic.
          BankAtlantic Bancorp and Levitt are separate publicly traded companies whose Boards of Directors include a majority of independent directors as required by the listing standards of the New York Stock Exchange. Decisions made by these Boards are not within our control and may not be made in our best interests.
          BankAtlantic Bancorp is the holding company for BankAtlantic and owns 100% of BankAtlantic’s outstanding capital stock. We depend upon dividends from BankAtlantic Bancorp for a significant portion of our cash flow. In turn, BankAtlantic Bancorp depends upon dividends from BankAtlantic for a significant portion of its cash flow. BankAtlantic’s ability to pay dividends or make other capital distributions to BankAtlantic Bancorp is subject to the regulatory authority of the Office of Thrift Supervision, or the OTS, and the Federal Deposit Insurance Corporation, or the FDIC. In general, BankAtlantic may make a capital distribution without prior OTS approval in an amount equal to BankAtlantic’s net income for the current calendar year to date, plus retained net income for the previous two years, provided that BankAtlantic does not become under-capitalized as a result of the distribution and BankAtlantic maintains eligibility for “expedited treatment” under applicable OTS regulations. Expedited treatment is generally available as long as BankAtlantic, among other things, maintains specified minimum levels of regulatory ratings and capital. BankAtlantic currently qualifies for expedited treatment, but there can be no assurance that it will maintain its current status. Although no prior OTS approval may be necessary, BankAtlantic is required to give the OTS thirty days notice before making any capital distribution to BankAtlantic Bancorp. The OTS may object to any capital distribution if it believes the distribution will be unsafe and unsound. While additional capital distributions above the limit for an expedited status institution are possible, such distributions would require the prior approval of the OTS. The OTS is not likely to approve any distribution that would cause BankAtlantic to fail its capital requirements on a pro forma basis after giving effect to the proposed distribution. Further, the FDIC has authority to take enforcement action if it believes that a dividend or capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, even if the OTS has cleared the distribution.
          We also depend on dividends from Levitt. Levitt commenced paying a quarterly dividend in August 2004. Future dividends are subject to Levitt’s results and dividends from its subsidiaries and declaration by Levitt’s Board of Directors. Levitt may also be limited contractually from paying dividends by the terms of its outstanding indebtedness. Levitt’s subsidiaries currently have outstanding indebtedness, and may in the future incur additional indebtedness, the terms of which limit the payment of dividends by the subsidiaries to Levitt.
We have in the past incurred operating cash flow deficits that we expect will continue in the future.
          BFC itself has no revenue generating operating activities and is a holding company engaged in making investments in operating businesses. Accordingly, we have in the past incurred operating cash flow deficits at the BFC parent company level and expect to continue to do so in the foreseeable future. We incurred operating cash flow deficits of $6.1 million during the year ended December 31, 2004 and $2.2 million during the year ended December 31, 2005. We have financed these operating cash flow deficits with the proceeds of equity or debt financings. We have used and intend to continue to use a portion of the proceeds from the June 2005 equity offering to fund BFC operating expenses. Since our acquisition strategy involves primarily long-term investments in growth oriented businesses, the investments made are not likely to generate cash flow to BFC in the near term. As a result, if cash flow from our subsidiaries is not sufficient to fund parent company operating expenses in the future, we may be forced to reduce operating expenses, to liquidate some of our investments or to seek to fund the expenses from the proceeds of additional equity or debt financing. There is no assurance that any such financing would be available on commercially reasonable terms, if at all, or that we would not be forced to liquidate our investments at depressed prices.

Events in Florida, where our investments are currently concentrated, could adversely impact our results and future growth.
          BankAtlantic’s business, the location of its branches and the real estate collateralizing its commercial real estate loans are concentrated in Florida. Further, Levitt develops and sells its properties primarily in Florida. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes. The occurrence of an economic downturn in Florida, adverse changes in laws or regulations in Florida or natural disasters could impact the credit quality of BankAtlantic’s assets, the desirability of Levitt’s properties, the financial wherewithal of Levitt’s and BankAtlantic’s customers and the overall success of Levitt and BankAtlantic.
Our future acquisitions may reduce our earnings, require us to obtain additional financing and expose us to additional risks.
          Our business strategy includes investing in and acquiring diverse operating companies and some of these investments and acquisitions may be material. While we seek investments and acquisitions primarily in companies that provide opportunities for growth with seasoned and experienced management teams, we may not be successful in identifying these opportunities. Further, investments or acquisitions that we do complete may not prove to be successful. Acquisitions may expose us to additional risks and may have a material adverse effect on our results of operations. Any acquisitions we make may:
•	fail to accomplish our strategic objectives;

•	not perform as expected; and

•	expose us to the risks of the business that we acquire.
          In addition, we will likely face competition in making investments or acquisitions which could increase the costs associated with the investment or acquisition. Our investments or acquisitions could initially reduce our per share earnings and add significant amortization expense or intangible asset charges. Since our acquisition strategy involves holding investments for the foreseeable future and because we do not expect to generate significant excess cash flow from operations, we may rely on additional debt or equity financing to implement our acquisition strategy. The issuance of debt will result in additional leverage which could limit our operating flexibility, and the issuance of equity could result in additional dilution to our then-current shareholders. In addition, such financing could consist of equity securities which have rights, preferences or privileges senior to our Class A Common Stock. If we do require additional financing in the future, we cannot assure the reader that it will be available on favorable terms, if at all. If we fail to obtain the required financing, we would be required to curtail or delay our acquisition plans or to liquidate certain of our assets. Additionally, we do not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation.
Our activities and our subsidiaries’ activities are subject to a wide range of bank regulatory requirements that could have a material adverse effect on our business.
          The Company and BankAtlantic Bancorp are each grandfathered unitary savings and loan holding companies and have broad authority to engage in various types of business activities. The OTS can stop either of us from engaging in activities or limit those activities if it determines that there is reasonable cause to believe that the continuation of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of BankAtlantic. The OTS may also:
•	limit the payment of dividends by BankAtlantic to BankAtlantic Bancorp;

•	limit transactions between us, BankAtlantic, BankAtlantic Bancorp and the subsidiaries or affiliates of either;

•	limit the activities of BankAtlantic, BankAtlantic Bancorp or us; or

•	impose capital requirements on us or BankAtlantic Bancorp.
          Unlike bank holding companies, as a unitary savings and loan holding company, we and BankAtlantic Bancorp are not subject to capital requirements. However, the OTS has indicated that it may in the future impose capital requirements on savings and loan holding companies. The OTS may in the future adopt regulations that would affect our operations or those of BankAtlantic Bancorp, including our and BankAtlantic Bancorp’s ability to pay dividends or to engage in certain transactions or activities.

We have many competitors who may have greater financial resources or operate under fewer regulatory constraints.
          BFC will face competition in identifying and completing investments, including from strategic buyers, business development companies, private equity funds and other financial sponsors. Many of these competitors have substantially greater financial resources than us. This competition may make acquisitions more costly and may make it more difficult for us to identify attractive investments and successfully complete any desired transaction.
Our success depends on key management, the loss of which could disrupt our business operations.
          Our future success depends largely upon the continued efforts and abilities of key management employees, including Alan B. Levan, our Chairman and Chief Executive Officer, John E. Abdo, our Vice Chairman, Glen R. Gilbert, our Executive Vice President and Chief Financial Officer, and Phil Bakes, our Managing Director and Executive Vice President. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
Certain members of our Board of Directors and certain of our executive officers are also directors and executive officers of our affiliates.
          Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, are also members of the Board of Directors and/or executive officers of BankAtlantic Bancorp, BankAtlantic, Levitt Corporation and Bluegreen Corporation. Neither Mr. Levan nor Mr. Abdo is obligated to allocate a specific amount of time to the management of the Company, and they may devote more time and attention to the operations of our affiliates than they devote directly to our operations. Additionally, D. Keith Cobb, a member of our Board of Directors is a member of the Board of Directors of BankAtlantic Bancorp and BankAtlantic.
Recent changes in accounting standards could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also negatively impact our results of operations.
          The Financial Accounting Standards Board is requiring all companies to treat the fair value of stock options granted to employees as an expense effective for the first interim or annual reporting period of a company’s first fiscal year that begins on or after June 15, 2005. Accordingly, we and other companies are now required to record a compensation expense equal to the fair value of each stock option granted. Since we are required to expense the fair value of stock option grants, it may reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. For example, had BFC, BankAtlantic Bancorp and Levitt been required to expense stock option grants during 2005 by applying the measurement provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our recorded net income available to commons shareholders for the year ended December 31, 2005 of approximately $12.0 million would have been reduced to approximately $10.8 million. Stock options have historically been an important employee recruitment and retention tool, and BFC, BankAtlantic Bancorp and Levitt’s ability to attract and retain key personnel may be impacted if the scope of employee stock option programs is significantly reduced. In any event, if we continue to grant stock options, our future results of operations will be negatively impacted due to Statement of Financial Accounting Standards No. 123.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
          We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This Act requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. While management was able to certify in connection with the Company’s audited financial statements for the year ended December 31, 2004 that our internal controls over financial reporting were effective and the Company’s auditors issued their attestation of such report, we cannot assure the reader that we will maintain the adequacy of our internal controls. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Absolute assurance also cannot be provided that testing will reveal all material weaknesses or significant deficiencies in internal control over financial reporting. In addition, since BankAtlantic Bancorp and Levitt are entities consolidated in our financial statements, our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act will be dependent, in part, on the ability of each of BankAtlantic Bancorp and Levitt to satisfy those requirements. Further, we may acquire privately-held businesses that are not then subject to the same stringent requirements for internal controls as public companies. While we intend to address any material weaknesses at acquired consolidated companies, there is no assurance that this will be accomplished. If we fail to strengthen the effectiveness of acquired companies’ internal controls, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.
Risks Associated with Our Investment in Benihana, Inc. and the Restaurant Industry
We have an investment in preferred shares of Benihana which are convertible to common stock. As such, the value of our investment will be influenced by the market performance of Benihana’s stock. Some of the risk factors common to the restaurant industry which might affect the performance of Benihana are as follows:
•	Need for additional capital in the future which might not be available;

•	Changes in consumer preferences and discretionary spending;

•	Ability to compete with many food service businesses;

•	The availability and quality of ingredients and changes in food and supply costs could adversely affect results of operations;

•	Food service industry is affected by litigation and publicity concerning food quality, health and other issues, which could cause customers to avoid a particular restaurant result in significant liabilities or litigation costs or damage reputation or brand recognition;

•	Health concerns relating to the consumption of food products could affect consumer preferences and could negatively impact results of operation;

•	Increased labor costs or labor shortages could adversely affect results of operations;

•	The ability to obtain and maintain licenses and permits necessary to operate restaurants and compliance with laws could adversely affect operating results;

•	Seasonal fluctuations in business could adversely impact stock price; and

•	The loss of key management personnel.
We May Issue Additional Securities In The Future.
          There is generally no restriction on our ability to issue debt or equity securities which are pari passu or have a preference over our Class A Common Stock. Likewise, there is also no restriction on the ability of BankAtlantic Bancorp or Levitt to issue additional capital stock or incur additional indebtedness. Authorized but unissued shares of our capital stock are available for issuance from time to time in the discretion of our Board of Directors, including issuances in connection with acquisitions. Any such issuances may be dilutive to our earnings per share or to our shareholders’ ownership position.
          We do not anticipate that we will seek shareholder approval in connection with any future issuances of our stock unless we are required by law or the rules of any stock exchange on which our securities are listed. There are no limitations on our ability to incur additional debt or issue additional notes or debentures.
Alan B. Levan And John E. Abdo’s Control Position May Adversely Affect The Market Price Of Our Common Stock.
          Alan B. Levan, our Chairman of the Board of Directors and Chief Executive Officer, and John E. Abdo, our Vice Chairman of the Board of Directors, may be deemed to have beneficially owned at December 31, 2005 approximately 47.2% of our Class A Common Stock and 88.02% of our Class B Common Stock. These shares represented approximately 55.2% of our total common stock and 79.0% of our total voting power at December 31, 2005. Since our Class A Common Stock and Class B Common Stock vote as a single class on most matters, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote and elect the members of our Board of Directors. Alan B. Levan and John E. Abdo’s control position may have an adverse effect on the market price of our common stock.

Our control position may adversely affect the market price of BankAtlantic Bancorp’s and Levitt’s Class A Common Stock.
          As of December 31, 2005, we owned all of BankAtlantic Bancorp’s issued and outstanding Class B Common Stock and 8,329,236 shares, or approximately 14.9%, of BankAtlantic Bancorp’s issued and outstanding Class A Common Stock. As of December 31, 2005, we owned all of Levitt’s issued and outstanding Class B Common Stock and 2,074,243 shares, or approximately 11.2%, of Levitt’s issued and outstanding Class A Common Stock. Our share holdings in BankAtlantic Bancorp represent approximately 54.9% of its total voting power, and our share holdings in Levitt represent approximately 52.9% of its total voting power. Since the Class A Common Stock and Class B Common Stock of each of BankAtlantic Bancorp and Levitt vote as a single group on most matters, we are in a position to control BankAtlantic Bancorp and Levitt and elect BankAtlantic Bancorp’s and Levitt’s Board of Directors. As a consequence, we have the voting power to significantly influence the outcome of any shareholder vote of BankAtlantic Bancorp and Levitt, except in those limited circumstances where Florida law mandates that the holders of our Class A Common Stock vote as a separate class. Our control position may have an adverse effect on the market prices of BankAtlantic Bancorp’s and Levitt’s Class A Common Stock. Additionally, Alan B. Levan, our Chief Executive Officer and Chairman of the Board of Directors, and John E. Abdo, our Vice Chairman of the Board of Directors, may be deemed under SEC Rules to have an aggregate beneficial ownership of shares of our outstanding common stock representing in the aggregate 55.2% of our total common stock and 79.0% of the total voting power of all of our common stock at December 31, 2005.
The terms of our articles of incorporation, which establish fixed relative voting percentages between our Class A Common Stock and Class B Common Stock, may not be well accepted by the market.
          Our Class A Common Stock and Class B Common Stock generally vote together as a single class. The Class A Common Stock possesses in the aggregate 22% of the total voting power of all our common stock and the Class B Common Stock possess in the aggregate the remaining 78% of the total voting power. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, at which time the Class A Common Stock aggregate voting power will change to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock aggregate voting power will change to a fixed 53% and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares, at which time the fixed voting percentages will be eliminated. These changes in the relative voting power represented by each class of our common stock are based only on the number of shares of Class B Common Stock outstanding, thus issuances of Class A Common Stock will have no effect on these provisions. Therefore, as additional shares of Class A Common Stock are issued, it is likely that the disparity between the equity interest represented by the Class B Common Stock and its voting power would widen. While the amendment creating this capital structure was approved by our shareholders, the fixed voting percentage provisions are somewhat unique. If the market does not sufficiently accept this structure, the trading price and market for our Class A Common Stock would be adversely affected.
We have enacted a shareholder rights plan that may have anti-takeover effects and could result in substantial dilution to holders of Class A Common Stock.
          We have in place a shareholder rights plan similar to that adopted by other public companies under which we issued preferred stock purchase rights to holders of our Class B Common Stock. As a result of the plan, each share of our Class B Common Stock carries with it one preferred stock purchase right. Each purchase right, which will become exercisable only upon the occurrence of certain events, including the acquisition of shares representing 20% or more of the voting power of our common stock (other than by our existing control shareholders and their affiliates) or the Company being acquired in a merger or other business combination or through the sale of assets under hostile circumstances, will generally entitle the registered holder to purchase either Class B Common Stock or shares in the acquiring entity at half the market price of such shares. The purchase rights are intended to cause substantial dilution to a person or group who attempts to acquire us on terms that our board of directors has not approved. However, since shares of Class A Common Stock do not carry these purchase rights, the exercise of these purchase rights would result in substantial dilution to holders of Class A Common Stock as well. The existence of the purchase rights would make it more difficult for a third party to acquire a controlling position in our common stock. The rights plan was adopted on January 10, 1997 and the purchase rights will expire on January 10, 2007.

Financial Services Segment
          Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if declared and paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following Item 1A. Risk Factors regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” , “our” or “Parent Company” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
“BankAtlantic
          BankAtlantic’s primary risk factors are: changes in interest rates, success of BankAtlantic’s Florida Most Convenient Bank initiatives, loan portfolio credit risk, inadequate allowance for loan loss reserves and regulatory compliance.
Changes in interest rates could adversely affect our net interest income and profitability.
          The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities.
          Banking is an industry that depends to a large extent on its net interest income. Net interest income is the difference between:
•	interest income on interest-earning assets, such as loans; and

•	interest expense on interest-bearing liabilities, such as deposits.
          Changes in interest rates can have differing effects on BankAtlantic’s net interest income and the cost of purchasing residential mortgage loans in the secondary market. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic’s net interest income. While BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, we cannot provide assurances that BankAtlantic will be successful in doing so.
          Loan prepayment decisions are also affected by interest rates. Loan prepayments generally accelerate as interest rates fall. Prepayments in a declining interest rate environment reduce BankAtlantic’s net interest income and adversely affect its earnings because:
•	it amortizes premiums on acquired loans, and if loans are prepaid, the unamortized premium will be charged off; and

•	the yields it earns on the investment of funds that it receives from prepaid loans are generally less than the yields that it earned on the prepaid loans.
          Significant loan prepayments in BankAtlantic’s mortgage portfolio in the future could have an adverse effect on BankAtlantic’s earnings. Additionally, increased prepayments associated with purchased residential loans may result in increased amortization of premiums on acquired loans, which would reduce BankAtlantic’s interest income.

          In a rising interest rate environment loan prepayments generally decline resulting in loan yields that are less than the current market yields. In addition, the credit risks of loans with adjustable rate mortgages may worsen as interest rates rise and debt service obligations increase.
          BankAtlantic has developed a computer model using standard industry software to quantify its interest rate risk, referred to as an “ALCO model” in support of its Asset/Liability Committee. This model measures the potential impact of gradual and abrupt changes in interest rates on BankAtlantic’s net interest income. While management would attempt to respond to the projected impact on net interest income, there is no assurance that management’s efforts will be successful.
BankAtlantic has disclosed issues regarding its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act which may subject it to fines and regulatory actions, including restrictions on its ability to pay dividends.
          As previously disclosed BankAtlantic has identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act (“AML-BSA”) and has been cooperating with regulators and other federal agencies concerning these deficiencies. The deficiencies may subject BankAtlantic to additional fines and regulatory actions, including restrictions on its ability to pay dividends.
          BankAtlantic has taken steps to correct identified deficiencies and has incurred substantial costs to improve its compliance systems and procedures, including costs associated with engaging attorneys and compliance consultants, acquiring new software and hiring additional compliance staff. Following the review and recommendations of our compliance consultants, BankAtlantic internally created a separate AML-BSA department which resulted in a staff increase of approximately 30 employees and significant improvements to our systems, processes, and training programs were put in place. The on-going financial impact of those changes and additions was to increase recurring expenses by approximately $3.5 million annually. Notwithstanding that we believe we are currently in compliance with applicable laws, many financial institutions have been the subject of proceedings based on past AML-BSA deficiencies which have resulted in substantial fines and penalties and have been required to enter into cease and desist orders with their primary regulators. Under these circumstances, we determined during the 2005 fourth quarter that it was appropriate to establish a $10 million reserve with respect to these matters, and we anticipate that BankAtlantic may be required to enter into a supervisory agreement with respect to the maintenance of satisfactory compliance status.
          BankAtlantic’s ability to obtain regulatory approvals necessary to proceed with certain aspects of its business plan, including its branch expansion and other acquisition plans, and its ability to pay dividends, could be adversely affected by a cease and desist order or any other actions taken by regulators or other federal agencies. There is no assurance that the $10 million reserve will be sufficient to cover the fines, penalties or additional expenses associated with these compliance matters, and additional fines, penalties or expenses will negatively impact our results.
BankAtlantic’s “Florida’s Most Convenient Bank” initiative has created increased operating expenses, which may have an adverse impact on our earnings.
          BankAtlantic’s “Florida’s Most Convenient Bank” initiative and its associated expanded operations have required it to provide additional management resources, hire additional personnel, increase occupancy and marketing expenditures and take steps to enhance and expand its operational and management information systems. Employee compensation, occupancy and advertising expenses have significantly increased since the inception, during 2002, of the initiative from $78.9 million during 2001 to $141.9 million during 2004 and $182.0 million during 2005. Additionally, BankAtlantic has instituted a program to renovate the interior of all of its existing branches and has committed to a program to expand its branch network.
          As a result of these growth initiatives, BankAtlantic has incurred and will continue to incur increased operating expenses. In the event that the “Florida’s Most Convenient Bank” initiative does not produce the results anticipated, BankAtlantic’s increased operating expenses will not be adequately offset by the benefits of the initiative and our earnings will be adversely impacted.
BankAtlantic’s loan portfolio subjects it to high levels of credit risk.
          BankAtlantic is exposed to the risk that its borrowers or counter-parties may default on their obligations. Credit risk arises through the extension of loans, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, BankAtlantic establishes policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk.

          BankAtlantic attempts to manage credit exposure to individual borrowers and counter-parties on an aggregate basis including loans, securities, letters of credit, derivatives and unfunded commitments. Credit personnel analyze the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party. Credit limits are subject to varying levels of approval by senior line and credit risk managers. BankAtlantic also enters into participation agreements with other lenders to limit its credit risk.
          The majority of BankAtlantic’s loan portfolio consists of loans secured by real estate. BankAtlantic’s loan portfolio included $2.0 billion of loans secured by residential real estate and $2.4 billion of commercial real estate, construction and development loans at December 31, 2005. At December 31, 2005, BankAtlantic’s commercial real estate, construction and development loans, which are concentrated mainly in South Florida, represented approximately 45.2% of its loan portfolio. Accordingly, declines in real estate values, particularly in South Florida, could have a material adverse impact on the credit quality of BankAtlantic’s loan portfolio and on its results. Real estate values are affected by various factors, including changes in general and/or regional economic conditions, governmental rules and policies and natural disasters such as hurricanes.
          BankAtlantic’s commercial real estate loan portfolio includes large lending relationships, including relationships with unaffiliated borrowers involving lending commitments in each case in excess of $30 million. These relationships represented an aggregate outstanding balance of $633 million as of December 31, 2005. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.
BankAtlantic may be impacted by a concentration in interest-only residential loans.
          Approximately 38% of our residential loan portfolio consists of interest-only loans. These loans have reduced initial loan payments with the potential for monthly loan payments to increase significantly in subsequent periods, even if interest rates do not rise. Monthly loan payments will also increase as interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan.
An inadequate allowance for loan losses would result in reduced earnings.
          As a lender, BankAtlantic is exposed to the risk that its customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. BankAtlantic evaluates the collectibility of its loan portfolio and provides an allowance for loan losses that it believes is adequate based upon such factors as:
•	the risk characteristics of various classifications of loans;

•	previous loan loss experience;

•	specific loans that have loss potential;

•	delinquency trends;

•	estimated fair value of the collateral;

•	current economic conditions;

•	the views of its regulators; and

•	geographic and industry loan concentrations.
          If BankAtlantic’s evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, our earnings could be significantly and adversely affected. BankAtlantic may experience losses in its loan portfolios or perceive adverse trends that require it to significantly increase its allowance for loan losses in the future, which would reduce future earnings. In addition, BankAtlantic’s regulators may require it to increase or decrease its allowance for loan losses even if BankAtlantic thinks such change is unjustified.

BankAtlantic Bancorp’s ability to service its debt and pay dividends depends on dividends from BankAtlantic, which are subject to regulatory limits.
          BankAtlantic Bancorp is a holding company and it depends upon dividends from BankAtlantic for a significant portion of its cash flow. BankAtlantic Bancorp uses dividends from BankAtlantic to service its debt obligations and to pay dividends on its capital stock. BankAtlantic Bancorp’s ability to service its debt and pay dividends is further subject to restrictions under its indentures and loan covenants.
          BankAtlantic’s ability to pay dividends or make other capital distributions to BankAtlantic Bancorp is subject to the regulatory authority of the OTS and the FDIC.
          BankAtlantic’s ability to make capital distributions is subject to regulatory limitations. Generally, BankAtlantic may make a capital distribution without prior OTS approval in an amount equal to BankAtlantic’s net income for the current calendar year to date, plus retained net income for the previous two years, provided that BankAtlantic does not become under-capitalized as a result of the distribution. BankAtlantic’s ability to make such distributions depends on maintaining eligibility for “expedited treatment.” BankAtlantic currently qualifies for expedited treatment, but there can be no assurance that it will maintain its current status.
          Additionally, although no prior OTS approval may be necessary, BankAtlantic is required to give the OTS thirty (30) days notice before making any capital distribution to BankAtlantic Bancorp. The OTS may object to any capital distribution if it believes the distribution will be unsafe and unsound. Additional capital distributions above the limit for an expedited treatment institution are possible but require the prior approval of the OTS. The OTS is not likely to approve any distribution that would cause BankAtlantic to fail to meet is capital requirements on a pro forma basis after giving effect to the proposed distribution. The FDIC has backup authority to take enforcement action if it believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, even if the OTS has cleared the distribution. See also “Item 1A. Risk Factors” – “BankAtlantic has disclosed issues regarding its compliance with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act which may subject it to fines and regulatory actions, including restrictions on its ability to pay dividends.”
          At December 31, 2005, BankAtlantic had approximately $263.3 million of indebtedness outstanding at the holding company level with maturities in 2032 and 2033. The aggregate annual interest expense on this indebtedness is approximately $19.3 million. During 2005, BankAtlantic Bancorp received $20 million of dividends from BankAtlantic. BankAtlantic Bancorp’s financial condition and results would be adversely affected if the amounts needed to satisfy its debt obligations, including any additional indebtedness incurred in the future, exceeded the amount of dividends it receives from its subsidiaries.
Adverse events in Florida, where our business is currently concentrated, could adversely impact our results and future growth.
          BankAtlantic’s business, the location of its branches and the real estate collateralizing its commercial real estate loans are concentrated in Florida. As a result, we are exposed to geographic risks, and any economic downturn in Florida or adverse changes in laws and regulations in Florida would have a negative impact on our revenues and business. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes. The occurrence of an economic downturn in Florida, adverse changes in laws or regulations in Florida or natural disasters could impact the credit quality of BankAtlantic’s assets, the level of deposits our customers maintain with BankAtlantic, the success of BankAtlantic’s customers’ business activities, and the ability of BankAtlantic to expand its business.
Regulatory Compliance.
          The banking industry is an industry subject to multiple layers of regulation. A risk of doing business in the banking industry is that a failure to comply with any of these regulations can result in substantial penalties, significant restrictions on business activities and growth plans and/or limitations on dividend payments, depending upon the type of violation and various other factors. For a description of the primary regulations applicable to BankAtlantic and BankAtlantic Bancorp see “Regulations and Supervision”. As a holding company, BankAtlantic Bancorp is also subject to significant regulation.

Ryan Beck
We engage in the securities business through Ryan Beck, which subjects us to the risks of its business.
          The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. Ryan Beck’s business and its profitability are affected by many factors including:
•	the volatility and price levels of the securities markets,

•	the volume, size and timing of securities transactions,

•	the demand for investment banking services,

•	the level and volatility of interest rates,

•	the availability of credit,

•	legislation affecting the business and financial communities,

•	the economy in general,

•	the volatility of equity and debt securities held in inventory, and

•	attraction and retention of key personnel.
          Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, Ryan Beck is likely to be adversely affected by negative economic developments in the mid-Atlantic region or the financial services industry in general. Volatility in either the stock or fixed-income markets could have an adverse impact on Ryan Beck’s operations.
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
Parent Company
We are controlled by BFC Corporation and its control position may adversely affect the market price of our Class A common stock.
          As of December 31, 2005, BFC Financial Corporation (“BFC”) owned all of the Company’s issued and outstanding Class B common stock and 8,329,236 shares, or approximately 15.0%, of the Company’s issued and outstanding Class A common stock. BFC’s holdings represent approximately 54.9% of the Company’s total voting power. Class A common stock and Class B common stock vote as a single group on most matters. BFC is in a position to control the Company and elect the Company’s Board of Directors. As a consequence, BFC has the voting power to significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC’s control position may have an adverse effect on the market price of the Company’s Class A common stock.

Our activities and our subsidiaries’ activities are subject to a wide range of bank regulatory requirements that could have a material adverse effect on our business.
          The Company is a “grandfathered” unitary savings and loan holding company and has broad authority to engage in various types of business activities. The OTS can prevent us from engaging in activities or limit those activities if it determines that there is reasonable cause to believe that the continuation of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of BankAtlantic. The OTS may also:
•	limit the payment of dividends by BankAtlantic to us;

•	limit transactions between us, BankAtlantic and the subsidiaries or affiliates of either;

•	limit our activities and the activities of BankAtlantic; or

•	impose capital requirements on us.
          Unlike bank holding companies, as a unitary savings and loan holding company we are not subject to capital requirements. However, the OTS has indicated that it may in the future impose capital requirements on savings and loan holding companies. The OTS may in the future adopt regulations that would affect our operations including our ability to pay dividends or to engage in certain transactions or activities. See “Regulation and Supervision – Holding Company.”
Our portfolio of equity securities subjects us to equity pricing risks.
          We maintain a portfolio of publicly traded and privately held equity securities that subject us to equity pricing risks arising in connection with changes in the relative values due to changing market and economic conditions. Volatility or a decline in the financial markets can negatively impact our net income as a result of devaluation of these investments. At December 31, 2005 we had equity securities with a book value of approximately $82.1 million. See “Quantitative and Qualitative Disclosures About Market Risk.”
          The repayment of our subordinated debentures is dependent on the ability of our subsidiaries to pay dividends to us.”

Homebuilding & Real Estate Development Segment
          Our Homebuilding & Real Estate Development segment consists of Levitt Corporation, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if declared and paid by Levitt. Levitt is a separate public company and its management prepared the following Item 1A. Risk Factors regarding Levitt which was included in Levitt’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us”, “our” or “Parent Company” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
“RISKS RELATING TO OUR BUSINESS AND THE REAL ESTATE BUSINESS GENERALLY
We engage in real estate activities which are speculative and involve a high degree of risk
          The real estate industry is highly cyclical by nature and future market conditions are uncertain. Factors which adversely affect the real estate and homebuilding industries, many of which are beyond our control, include:
•	the availability and cost of financing,

•	unfavorable interest rates and increases in inflation,

•	overbuilding or decreases in demand,

•	changes in the general availability of land and competition for available land,

•	construction defects and warranty claims arising in the ordinary course of business or otherwise, including mold related property damage and bodily injury claims and homeowner and homeowners’ association lawsuits,

•	changes in national, regional and local economic conditions,

•	cost overruns, inclement weather, and labor and material shortages,

•	the impact of present or future environmental legislation, zoning laws and other regulations,

•	availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property, and

•	increases in real estate taxes and other local government fees.
We continue to experience shortages of labor and supplies resulting mainly from circumstances beyond our control, and there could be delays and increased costs in developing our projects, which may adversely affect our operating results
          Our ability to develop our projects may be affected by circumstances beyond our control, including:
•	shortages or increases in prices of construction materials,

•	natural disasters in the areas in which we operate,

•	work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers,

•	lack of availability of adequate utility infrastructure and services, and

•	our need to rely on local subcontractors who may not be adequately capitalized or insured.
          Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, developing one or more of our projects or individual homes. We compete with other real estate developers, both regionally and nationally, for labor as well as raw materials, and the competition for materials has recently become global. Continued strength in the homebuilding industry and the commercial and condominium construction markets, as well as increases in fuel and commodity prices have resulted in significantly higher prices of most building materials, including lumber, drywall, steel, concrete, roofing materials, pipe and asphalt. We expect certain building materials to become more scarce and possibly subject to supply allocations in response to the rebuilding activities in the Gulf States and Florida following Hurricanes Katrina, Rita and Wilma. Demand in China for cement combined with supply bottlenecks have also contributed to regional shortages in cement. In addition, local materials suppliers periodically limit the allocation of their products to their customers, which slows our production process and forces us to obtain those materials from other suppliers, typically at higher prices. Although supplies of cement block in the Florida market have remained tight, we are not currently subject to allocations of deliveries in our Florida developments.

          Historically, we have managed our costs, in part, by entering into short-term, fixed-price materials contracts with selected subcontractors and material suppliers. We may be unable to achieve cost containment in the future by using fixed-price contracts. Without corresponding increases in the sales prices of our real estate inventories (both land and finished homes), increasing materials costs associated with land development and home building could negatively affect our margins. We may not be able to recover these increased costs by raising our home prices because, typically, the price for each home is set in a home sale contract with the customer months prior to delivery. If we are unable to increase our prices for new homes to offset these increased costs, our operating results could be adversely affected.
We have experienced significant growth in our homebuilding operations that may not be maintained and which may continue to cause production challenges in some of our homebuilding communities
          We experienced dramatic growth through 2004 with many of our communities selling out faster than originally anticipated. Due in large part to the stronger than expected sales of new homes during these prior periods, we experienced production challenges in some of our homebuilding communities that have led to extended delivery cycles beyond our 12-month target. Since the price of each home is generally set at the time of contract, any delays in delivery of the homes will affect the Company’s margins in a period of rising construction costs, such as that currently being experienced. In addition, the rapid sales in 2003 and the first half of 2004 depleted our inventory of houses available for sale. While from time to time we have experienced a decline in saleable inventory, we continue to expand our lot inventory in Florida, Georgia, South Carolina and Tennessee to replenish our homes available for sale. If we are not able to open new communities in a timely fashion and if we are unable to implement a successful strategy to revise our production and operational practices, our saleable inventory will remain below historical levels, our delivery cycles may extend beyond our 12-month target and our results of operations will be adversely impacted.
Natural disasters could have an adverse effect on our real estate operations
          We currently develop and sell a significant portion of our properties in Florida. The Florida markets in which we operate are subject to the risks of natural disasters such as hurricanes and tropical storms. These natural disasters could have a material adverse effect on our business by causing the incurrence of uninsured losses, delays in construction, and shortages and increased costs of labor and building materials. In the months of August, September and October 2005, three hurricanes made landfall in the State of Florida—Hurricanes Katrina, Rita and Wilma. Our operations did not suffer material disruption as a result of the 2005 hurricane season, but future allocations or supply shortages as a result of rebuilding activities from these storms and storms in Texas, Louisiana and Mississippi could adversely impact our operations or restrict our ability to expand in certain markets. In addition, during the 2004 hurricane season, five named storms made landfall in the State causing property damage in several of our communities; however, our losses were primarily related to landscaping and claims based on water intrusion associated with the hurricanes, and we have attempted to address those issues. In May 2005, a purported class action was brought on behalf of owners of homes in a particular Central Florida Levitt and Sons’ subdivision in connection with damage suffered during certain of the hurricanes in 2004 as a result of alleged construction defects.
          In addition to property damage, hurricanes may cause disruptions to our business operations. New home buyers cannot obtain insurance until after named storms have passed, creating delays in new home deliveries. Approaching storms require that sales, development and construction operations be suspended in favor of storm preparation activities such as securing construction materials and equipment. After a storm has passed, construction-related resources such as sub-contracted labor and building materials are likely to be redeployed to hurricane recovery efforts around the State. Governmental permitting and inspection activities may similarly be focused primarily on returning displaced residents to homes damaged by the storms, rather than on new construction activity. Depending on the severity of the damage caused by the storms, disruptions such as these could last for several months.
Because our business depends on the acquisition of new land, the unavailability of land could reduce our revenues or negatively impact our results of operations
          Our operations and revenues are highly dependent on our ability to acquire land for development at reasonable prices. We compete for available land with other homebuilders or developers that may possess significantly greater financial, marketing and other resources. This competition may ultimately reduce the amount of land available as well as increase the bargaining position of property owners seeking to sell. Changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit density and other market conditions may hurt our ability to obtain land for new communities. If land appropriate for development becomes less available, the cost of land could increase, and our business, financial condition and results of operations would be adversely affected.

Because real estate investments are illiquid, a decline in the real estate market or in the economy in general could adversely impact our business
          Real estate investments are generally illiquid. Companies that invest in real estate have a limited ability to vary their portfolio of real estate investments in response to changes in economic and other conditions. In addition, the market value of any or all of our properties or investments may decrease in the future. Moreover, we may not be able to timely dispose of an investment when we find dispositions advantageous or necessary, and any such dispositions may not provide proceeds in excess of the amount of our investment in the property or even in excess of the amount of any indebtedness incurred to acquire the property. As part of our strategy for future growth, we significantly increased our land inventory during 2005, with our inventory of real estate increasing from $413.5 million at December 31, 2004 to $611.3 million at December 31, 2005. This substantial increase in our land holdings subjects us to a greater risk from declines in real estate values in our markets. Declines in real estate values or in the economy generally could have a material adverse impact on our results of operations.
Our ability to successfully develop communities could affect our financial condition
          It may take several years for a community development to achieve positive cash flow. Before a community development generates any revenues, material expenditures are required to acquire land, to obtain development approvals and to construct significant portions of project infrastructure, amenities, model homes and sales facilities. Further, we anticipate that a larger percentage of land in our master-planned communities may be used in the future for our homebuilding operations and our own commercial development. As a result, a portion of the real estate inventory held by Core Communities will in the future generally be held longer than our prior practice and revenue recognition and cash proceeds from land sales by Core Communities will be deferred for a longer period of time than in the past. If we are unable to develop and market our communities successfully and to generate positive cash flows from these operations in a timely manner, it will have a material adverse effect on our ability to meet our working capital requirements.
Our ability to sell lots and homes, and, accordingly, our operating results, will be affected by the availability of financing to potential purchasers
          Most purchasers of real estate finance their acquisitions through third-party mortgage financing. Real estate demand is generally adversely affected by:
•	increases in interest rates,

•	decreases in the availability of mortgage financing,

•	increasing housing costs,

•	unemployment, and

•	changes in federally sponsored financing programs.
          Increases in interest rates or decreases in the availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs or the unavailability of financing to potential homebuyers. Even if potential customers do not need financing, increases in interest rates and decreased mortgage availability could make it harder for them to sell their homes. If demand for housing declines, land may remain in our inventory longer and our corresponding borrowing costs would increase. This could adversely affect our operating results and financial condition.
Product liability litigation and claims that arise in the ordinary course of business may be costly or negatively impact sales, which could adversely affect our business
          Our homebuilding and commercial development business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are common in the homebuilding and commercial real estate industries and can be costly. Among the claims for which developers and builders have financial exposure are mold-related property damage and bodily injury claims. Damages awarded under these suits may include the costs of remediation, loss of property and health-related bodily injury. In response to increased litigation, insurance underwriters have attempted to limit their risk by excluding coverage for certain claims associated with pollution and product and workmanship defects. As a consequence, some or all of the financial risk associated with mold claims may be the sole obligation of the insured party. As a developer and a homebuilder, we may be at risk of loss for mold-related property and bodily injury claims in amounts that exceed available limits on our comprehensive general liability policies.

In addition, the costs of insuring against construction defect and product liability claims, if applicable, are high and the amount of coverage offered by insurance companies is also currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could negatively impact our operating results.
          Further, as a community developer, we may be expected by community residents from time to time to resolve any real or perceived issues or disputes that may arise in connection with the operation or development of our communities. Any efforts made by us in resolving these issues or disputes may not satisfy the affected residents and any subsequent action by these residents could negatively impact sales and results of operations. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans.
We are subject to governmental regulations that may limit our operations, increase our expenses or subject us to liability
          We are subject to laws, ordinances and regulations of various federal, state and local governmental entities and agencies concerning, among other things:
•	environmental matters, including the presence of hazardous or toxic substances,

•	wetland preservation,

•	health and safety,

•	zoning, land use and other entitlements,

•	building design, and

•	density levels.
          In developing a project and building homes or apartments or commercial properties, we may be required to obtain the approval of numerous governmental authorities regulating matters such as:
•	installation of utility services such as gas, electric, water and waste disposal,

•	the dedication of acreage for open space, parks and schools,

•	permitted land uses, and

•	the construction design, methods and materials used.
          These laws or regulations could, among other things:
•	establish building moratoriums,

•	limit the number of homes, apartments or commercial properties that may be built,

•	change building codes and construction requirements affecting property under construction,

•	increase the cost of development and construction, and

•	delay development and construction.
          We may also at times not be in compliance with all regulatory requirements. If we are not in compliance with regulatory requirements, we may be subject to penalties or we may be forced to incur significant expenses to cure any noncompliance. In addition, some of our land and some of the land that we may acquire have not yet received planning approvals or entitlements necessary for planned or future development. Failure to obtain entitlements necessary for further development of this land on a timely basis or to the extent desired may adversely affect our future results and prospects.
          Several governmental authorities have also imposed impact fees as a means of defraying the cost of providing governmental services to developing areas, and many of these fees have increased significantly during recent years.
Building moratoriums and changes in governmental regulations may subject us to delays or increased costs of construction or prohibit development of our properties
          We may be subject to delays or may be precluded from developing in certain communities because of building moratoriums or changes in statutes or rules that could be imposed in the future. The State of Florida and various counties have in the past and may in the future continue to declare moratoriums on the issuance of building permits and impose restrictions in areas where the infrastructure, such as roads, schools, parks, water and sewage treatment facilities and other public facilities, does not reach minimum standards. Additionally, certain counties in Florida, including counties where we are developing projects, have enacted more stringent building codes which have resulted in increased costs of construction.

As a consequence, we may incur significant expenses in connection with complying with new regulatory requirements that we may not be able to pass on to buyers.
We are subject to environmental laws and the cost of compliance could adversely affect our business
          As a current or previous owner or operator of real property, we may be liable under federal, state, and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial. The presence of any such substance, or the failure promptly to remediate any such substance, may adversely affect our ability to sell or lease the property, to use the property for our intended purpose, or to borrow using the property as collateral.
Increased insurance risk could negatively affect our business
          Insurance and surety companies may take actions that could negatively affect our business, including increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral or covenants on surety bonds, reducing limits, restricting coverages, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs which could have a material adverse effect on our business.
RISKS RELATING TO OUR COMPANY
Our indebtedness and leverage could adversely affect our financial condition, restrict our ability to operate and prevent us from fulfilling our obligations
          We have a significant amount of debt. At December 31, 2005, our consolidated debt was approximately $408.0 million. The amount of our debt could:
•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements,

•	require us to dedicate a substantial portion of our cash flow from operations to payment of or on our debt and reduce our ability to use our cash flow for other purposes,

•	impact our flexibility in planning for, or reacting to, the changes in our business,

•	place us at a competitive disadvantage if we have more debt than our competitors, and

•	make us more vulnerable in the event of a downturn in our business or in general economic conditions.
          Our ability to meet our debt service and other obligations, to refinance our indebtedness or to fund planned capital expenditures, will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the markets we serve. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of equity securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under a significant portion of our debt instruments bear interest at floating rates.
          Our anticipated debt payment obligations for the 12 months beginning December 31, 2005 total $59.2 million. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our existing credit facilities or any other financing sources in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.
          Our outstanding debt instruments and bank credit facilities impose restrictions on our operations and activities. The most significant restrictions relate to debt incurrence, lien incurrence, sales of assets and cash distributions by us and require us to comply with certain financial covenants. If we fail to comply with any of these restrictions or covenants, the holders of the applicable debt could cause our debt to become due and payable prior to maturity. In addition, some of our debt instruments contain cross-default provisions, which could cause a default in a number of debt instruments if we default on only one debt instrument.

We have rapidly increased our operating expenses in response to our rapid growth and our results of operations may be adversely affected if there is a slowdown in sales generally or we are unable to increase revenues and effectively manage growth.
          In response to the significant growth in sales of new homes and to support and manage our expanding homebuilding operations, during 2005 we hired additional personnel, invested in technology and took other steps to enhance our operational and management information infrastructure. As a result, selling, general and administrative expenses increased 23.4% from $71.0 million in 2004 to $87.6 million in 2005. Included in selling, general and administrative expenses are an increase in employee compensation and benefits of 20.4% from $35.3 million in 2004 to $42.5 million in 2005. Our full-time employees have increased from 527 at December 31, 2004 to 640 at December 31, 2005. Rising expenses have had an adverse effect on our earnings, and if we are not able to efficiently and profitably manage our growth, then these added expenses may have an adverse effect on our future earnings.
Our future growth requires additional capital, which may not be available
          The real estate development industry is capital intensive and requires significant expenditures for land purchases, land development and construction. We intend to pursue a strategy of continued investment in additional real estate projects. We anticipate that we will need to obtain additional financing as we expand our operations. These funds may be obtained through public or private debt or equity financings, additional bank borrowings or from strategic alliances. We may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced, and lenders may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our acquisition plans or growth strategies or reduce capital expenditures and the size of our operations.
Our results may vary
          We historically have experienced, and expect to continue to experience, variability in operating results on a quarterly basis and from year to year. Factors expected to contribute to this variability include:
•	the cyclical nature of the real estate and construction industries,

•	prevailing interest rates and the availability of mortgage financing,

•	the uncertain timing of closings,

•	weather and the cost and availability of materials and labor,

•	competitive variables, and

•	the timing of receipt of regulatory and other governmental approvals for construction of projects.
          The volume of sales contracts and closings typically varies from quarter to quarter depending on the stages of development of our projects. In the early stages of a project’s development (two to three years depending on the project), we incur significant start-up costs associated with, among other things, project design, land acquisition and development, construction and marketing expenses. Since revenues from sales of properties are generally recognized only upon the transfer of title at the closing of a sale, no revenue is recognized during the early stages of a project unless land parcels or residential homesites are sold to other developers. Our costs and expenses were approximately $500.6 million and $484.9 million during the years ended December 31, 2005 and 2004, respectively. Periodic sales of properties and distributions from our joint venture investments may be insufficient to fund operating expenses. Further, if sales and other revenues are not adequate to cover costs and expenses, we will be required to seek a source of additional operating funds. Accordingly, our financial results will vary from community to community and from time to time.
Our success depends on key management, the loss of which could disrupt our business operations
          Our future success depends largely upon the continued efforts and abilities of key management employees, including John E. Abdo, our Vice Chairman, Alan B. Levan, our Chairman and Chief Executive Officer, Seth M. Wise, our President, George P. Scanlon, our Executive Vice President and Chief Financial Officer, Paul J. Hegener, President of Core Communities and Elliott Wiener, President of Levitt and Sons. In addition, our success will depend on our ongoing ability to attract, retain and motivate qualified personnel. The competition for such personnel is intense in the real estate industry. We cannot assure you that we will be able to continue to attract and retain qualified management and other personnel. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
We may not successfully integrate acquired businesses into ours
          As part of our business strategy, we have in the past and expect to continue to review acquisition prospects that would complement our existing business, or that might otherwise offer growth opportunities. Acquisitions entail numerous risks, including:
•	difficulties in assimilating acquired management and operations,

•	risks associated with achieving profitability,

•	the incurrence of significant due diligence expenses relating to acquisitions that are not completed,

•	unforeseen expenses,

•	risks associated with entering new markets in which we have no or limited prior experience,

•	the potential loss of key employees of acquired organizations, and

•	risks associated with transferred assets and liabilities.
          We may not be able to acquire or profitably manage additional businesses, or to integrate successfully any acquired businesses, properties or personnel into our business, without substantial costs, delays or other operational or financial difficulties. Our failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, we may incur debt or contingent liabilities in connection with future acquisitions, which could materially adversely affect our operating results.
Our controlling shareholders have the voting power to control the outcome of any shareholder vote, except in limited circumstances
          As of December 31, 2005, BFC Financial Corporation owned 1,219,031 shares of our Class B common stock, which represented all of our issued and outstanding Class B common stock, and 2,074,240 shares, or approximately 11% of our issued and outstanding Class A common stock. In the aggregate these shares represent approximately 53% of our total voting power and approximately 16.6% of our total equity. Since the Class A common stock and Class B common stock vote as a single group on most matters, BFC Financial Corporation is in a position to control our company and elect a majority of our Board of Directors. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own approximately 35.2% and 17.7% of the shares of BFC Financial Corporation, respectively. As a consequence, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote of Levitt Corporation, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC Financial Corporation’s interests may conflict with the interests of our other shareholders.
RISKS ASSOCIATED WITH OUR OWNERSHIP STAKE IN BLUEGREEN CORPORATION
          We own approximately 31% of the outstanding common stock of Bluegreen Corporation, a publicly-traded corporation whose common stock is listed on the New York Stock Exchange under the symbol “BXG”. Although traded on the New York Stock Exchange, our shares may be deemed restricted stock, which would limit our ability to liquidate our investment if we chose to do so. While we have made a significant investment in Bluegreen Corporation, we do not expect to receive any dividends from the company for the foreseeable future.
          For the twelve months ended December 31, 2005 and 2004, our earnings from our investment in Bluegreen were $12.7 million and $13.1 million, respectively, representing approximately 14.4% and 14.0% of our pre-tax earnings for those periods, respectively. At December 31, 2005, the book value of our investment in Bluegreen was $95.8 million. Accordingly, a significant portion of our earnings and book value are dependent upon Bluegreen’s ability to continue to generate earnings and maintain its market value. Further, declines in the market value of Bluegreen’s shares or other events that could impair the value of our holdings would have an adverse impact on the value of our investment. We refer you to the public reports filed by Bluegreen with the Securities and Exchange Commission.

Item 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
          The principal and executive offices of the Company, BankAtlantic Bancorp, BankAtlantic, and Levitt are located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida, 33309. The Company also maintains executive offices at 4150 SW 28th Way, Fort Lauderdale, Florida 33312, which it leases from BankAtlantic. Levitt occupies its offices pursuant to an agreement with BFC, which leases the property from BankAtlantic.
At December 31, 2005, BankAtlantic operated the following facilities:

	Miami-Dade	Broward	Palm Beach	Tampa Bay
Owned full-service branches	4	10	25	3
Leased full-service branches	9	14	6	7

Total full-service branches	13	24	31	10

Lease expiration dates	2006-2012	2006-2020	2006-2012	2006-2010

          BankAtlantic also maintains two ground leases in Broward County, with one expiring in 2006 and the other expiring in 2072.
          At December 31, 2005 Ryan Beck’s office space included leased facilities in the following states:

	Lease	Number of
Locations	Expiration	Offices
California	2009	1
Connecticut	2009 – 2010	2
Florida	2006 – 2015	3
Georgia	2006	1
Illinois	2008	1
Louisiana	2006	1
Maryland	2009	2
Massachusetts	2006 – 2008	4
New Jersey	2007 – 2019	7
New York	2006 – 2011	8
Ohio	2010	1
Pennsylvania	2006 – 2014	8
Texas	2006	1
Virginia	2007	1

		41

          Levitt owns an office building located at 2200 West Cypress Creek Road in Fort Lauderdale, Florida. The premises are currently fully occupied by an unaffiliated third party pursuant to the terms of a 5-year lease. Levitt entered into a modification of the lease agreement and certain space will be ready for Levitt to occupy in late 2006. Levitt anticipates that this space will house their corporate headquarters. In addition, Levitt and its subsidiaries occupy administrative space in various locations in Florida, Georgia, South Carolina and Tennessee under leases that expire at various dates through 2010.
ITEM 3. LEGAL PROCEEDINGS
          The following is a description of certain lawsuits, other than ordinary routine litigation incidental to our business, to which we or one of our subsidiaries is a party:
          On July 2, 2004, Benihana of Tokyo, Inc., a major shareholder of Benihana, filed suit against Benihana, Inc., the members of the Benihana Board of Directors and us, seeking to rescind our $20,000,000 purchase of convertible preferred stock of Benihana. Benihana of Tokyo claims the transaction was created for the sole or primary purpose of diluting the stock interest of Benihana of Tokyo. It further claims that, in light of the relationship of certain members of the Benihana Board with us, the Benihana Board breached the fiduciary duties owed to the Benihana shareholders. The complaint also alleges that through John Abdo, as a member of the Benihana Board and our Vice Chairman, and Darwin Dornbush, as a member of the Benihana Board and a member of Levitt’s Board, BFC has aided and abetted in the Benihana Board’s breaches of fiduciary duty. Under the terms of our purchase of the convertible preferred stock, Benihana is required to indemnify us for our costs and expenses relating to this action. In December 2005, the courts found in favor of Benihana, Inc., the members of the Benihana Board of Directors and us. In January 2006, Benihana of Tokyo, Inc. filed a notice of appeal with respect to the matter.
          On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against Levitt in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of 105 named plaintiffs residing in approximately 65 homes located in one of Levitt’s communities in Central Florida. The complaint alleges: breach of contract, breach of implied covenant of good faith and fair dealing; failure to disclose latent defects; breach of express warranty; breach of implied warranty; violation of building code; deceptive and unfair trade practices; negligent construction; and negligent design. Plaintiffs seek certification as a class, or in the alternative to divide into sub-classes, unspecified damages alleged to range from $50,000 to $400,000 per house, costs and attorneys’ fees. Plaintiffs seek a trial by jury. On February 15, 2006, the parties filed a Joint Stipulation for Abatement of Lawsuit Pending Compliance with Chapter 558, Florida Statutes and Order Approving Same (“Joint Stipulation”). Court approval of the Joint Stipulation is pending. While there is no assurance that Levitt will be successful, Levitt believes it has valid defenses and is engaged in a vigorous defense of the action.
          We and our subsidiaries are parties to other lawsuits as plaintiff or defendant in the ordinary course of our business involving our securities sales, brokerage and underwriting, acquisitions, bank operations lending, tax certificates and real estate development activities. Although we believe we have meritorious defenses in all current legal actions, the outcome of the pending legal actions is uncertain. Management based on discussions with legal counsel, believes results of operations of financial position will not be materially impacted by the resolution of these matters.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
          The Class A Common Stock and the Class B Common Stock have substantially identical terms except:
•	Each share of Class A Common Stock is entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock aggregate voting power will change to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock aggregate voting power will change to 53% and the Class B Common Stock will have the remaining 47%. If the number of shares of Class B Common Stock outstanding decreases to 500,000, the fixed voting percentages will be eliminated; and

•	Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.
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

	High	Low
Class A Common Stock:

2004
First Quarter	$11.20	$6.76
Second Quarter	11.03	7.44
Third Quarter	9.73	6.91
Fourth Quarter	10.82	8.00

2005
First Quarter	$11.34	$9.04
Second Quarter	10.29	7.81
Third Quarter	9.00	6.81
Fourth Quarter	7.05	4.90

	High	Low
Class B Common Stock:

2004
First Quarter	$10.88	6.66
Second Quarter	10.88	7.36
Third Quarter	9.04	7.28
Fourth Quarter	10.40	8.20

2005
First Quarter	$11.12	9.20
Second Quarter	10.70	7.80
Third Quarter	8.70	7.00
Fourth Quarter	6.75	4.85
          On March 10, 2006, there were approximately 3,900 record holders of the Class A Common Stock and approximately 800 record holders of Class B Common Stock.

          While there are no restrictions on the payment of cash dividends by BFC, BFC has never paid cash dividends. We issued a 25% stock dividend on March 7, 2005, March 1, 2004 and May 25, 2004, each of which was payable in shares of Class A Common Stock.
          There are restrictions on the payment of dividends by BankAtlantic to BankAtlantic Bancorp and in certain circumstances on the payment of dividends by BankAtlantic Bancorp to its common shareholders, including BFC. The primary source of funds for payment by BankAtlantic Bancorp of dividends to BFC is currently dividends received by BankAtlantic Bancorp from BankAtlantic and Ryan Beck, which are both limited by regulations applicable to them.
          Commencing in July 2004, Levitt’s Board of Directors has declared quarterly cash dividends of $0.02 per share on its Class A common stock and Class B common stock. However, Levitt’s Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operations and financial condition. There is no assurance that Levitt will declare cash dividends in the future. BFC received approximately $66,000 in connection with each of Levitt’s quarterly dividends.
          The following table lists all securities authorized for issuance under the Company’s equity compensation plans.

			Number of securities
			Remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation plans
	be issued upon exercise	exercise price of	(excluding outstanding
Plan category	of outstanding options	outstanding options	options)
Equity compensation plans approved by security holders	5,322,093	$2.90	—

Equity compensation plans not approved by security Holders	—		—

Total	5,322,093	$2.90	—

          The Company currently has no plan or program to repurchase its equity securities.
          There were no purchases of equity securities by the issuer and affiliated purchasers during the 2005 fourth quarter.

ITEM 6. Selected Consolidated Financial Data
BFC FINANCIAL CORPORATION
Selected Consolidated Financial Data
(Dollars in thousands, except for per share data)

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Income Statement
Revenues
BFC Activities	$3,129	$5,683	$1,073	$607	$2,482
Financial Services	696,898	601,578	541,910	492,344	412,091
Homebuilding and Real Estate Development	574,824	558,838	288,686	212,081	147,977

	1,274,851	1,166,099	831,669	705,032	562,550

Costs and Expenses
BFC Activities	9,665	7,172	7,019	5,141	8,037
Financial Services	608,476	494,415	480,314	467,181	372,505
Homebuilding and Real Estate Development	498,760	481,618	253,169	191,662	136,885

	1,116,901	983,205	740,502	663,984	517,427

Equity in earnings from unconsolidated Affiliates	13,404	19,603	10,126	9,327	2,888

Income from continuing operations	171,354	202,497	101,293	50,375	48,011
Provision for income taxes	70,256	84,103	44,226	18,022	25,274
Noncontrolling interest in income of consolidated subsidiaries	91,144	103,994	51,093	38,294	18,379

Income (loss) from continuing operations	9,954	14,400	5,974	(5,941)	4,358
Income (loss) from discontinued operations, net of taxes	2,820	(170)	1,048	2,491	(22)
Income from extraordinary items, net of taxes	—	—	—	23,749	—
Income (loss) from cumulative effect of a change in accounting principle, net of taxes	—	—	—	(15,107)	1,138

Net income	12,774	14,230	7,022	5,192	5,474
Amortization of goodwill, net of tax	—	—	—	—	735

Net income adjusted to exclude goodwill amortization	12,774	14,230	7,022	5,192	6,209
5% Preferred Stock dividends	750	392	—	—	—

Net income available to Common shareholders	$12,024	$13,838	$7,022	$5,192	$6,209

(Continued)

BFC FINANCIAL CORPORATION
Selected Consolidated Financial Data – Continued
(Dollars in thousands, except for per share data)

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Common Share Data (a), (c), ( d)
Basic earnings (loss) per share from continuing operations	$0.32	$0.58	$0.26	$(0.27)	$0.19
Discontinued operations	0.10	(0.01)	0.05	0.11	—
Extraordinary items	—	—	—	1.06	—
Cumulative effect of a change in accounting principle	—	—	—	(0.67)	0.05

Basic earnings per share of common stock	0.42	0.57	0.31	0.23	0.24
Basic earnings per share from amortization of goodwill	—	—	—	—	0.03

Basic earnings per share adjusted to exclude goodwill amortization	$0.42	$0.57	$0.31	$0.23	$0.28

Diluted earnings (loss) per share from continuing operations	$0.29	$0.48	$0.21	$(0.28)	$0.13
Discontinued operations	0.09	(0.01)	0.04	0.11	—
Extraordinary items	—	—	—	1.04	—
Cumulative effect of a change in accounting principle	—	—	—	(0.66)	0.05

Diluted earnings per share of common stock	0.38	0.47	0.25	0.21	0.18
Diluted earnings per share from amortization of goodwill	—	—	—	—	0.03

Diluted earnings per share adjusted to exclude goodwill amortization	$0.38	$0.47	$0.25	$0.21	$0.20

Basic weighted average number of common shares outstanding	28,952	24,183	22,818	22,454	22,341
Diluted weighted average number of common shares outstanding	31,219	27,806	26,031	22,454	24,631
Ratio of earnings to fixed charges (e)	—	—	0.28	—	0.97
Dollar deficiency of earnings to Fixed charges (e)	7,245	4,145	—	1,347	—
(Continued)

BFC FINANCIAL CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial Data – Continued
(Dollars in thousands, except for per share data)

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet (at period end)
Loans and leases, net (f)	$4,632,104	4,561,073	3,611,612	$3,377,870	$2,776,624
Securities	1,241,920	1,192,335	677,713	1,111,825	1,356,497
Total assets	7,384,026	6,954,847	5,136,235	5,415,933	4,665,359
Deposits	3,752,676	3,457,202	3,058,142	2,920,555	2,276,567
Securities sold under agreements to repurchase and federal funds purchased	109,788	257,002	120,874	116,279	467,070
Other borrowings (g)	2,131,976	2,086,368	1,209,571	1,686,613	1,326,264
Shareholders’ equity	183,080	125,251	85,675	77,411	74,172
Book value per share (d), (h)	5.25	4.25	3.68	3.45	3.31
Return on average equity (b)	8.08%	13.16%	8.63%	6.85%	7.44%
BankAtlantic Asset quality ratios
Non-performing assets, net of reserves as a percent of total loans, tax certificates and real estate owned	0.17%	0.19%	0.36%	0.86%	1.49
Loan loss allowance as a percent of non-performing loans	605.68%	582.18%	422.06%	235.61%	114.44
Loan loss allowance as a percentage of total loans	0.88%	1.00%	1.24%	1.38%	1.57
Capital Ratios for BankAtlantic:
Total risk based capital	11.50%	10.80%	12.06%	11.89%	12.90%
Tier I risk based capital	10.02%	9.19%	10.22%	10.01%	11.65%
Leverage	7.42%	6.83%	8.52%	7.26%	8.02%
Levitt Corporation:
Consolidated margin on sales of real estate	$150,030	$143,378	$73,627	$48,133	$31,455
Consolidated Margin	26.90%	26.1%	26.0%	23.2%	22.0
Homes delivered	1,789	2,126	1,011	740	597
Backlog of homes (units)	1,792	1,814	2,053	824	584
Backlog of homes (sales value)	$557,325	$448,647	$458,771	$167,526	$125,041
Land division acres sold	1,647	764	1,337	1,473	253

(a)	Since its inception, BFC has not paid any cash dividends.

(b)	Ratios were computed using quarterly averages.

(c)	While the Company has two classes of common stock outstanding, the two-class method is not presented because the company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes

(d)	I.R.E. Realty Advisory Group, Inc. (“RAG”) owns 4,764,282 shares of BFC’s Class A Common Stock and 500,000 shares of BFC Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 2,167,748 shares of Class A Common Stock and 227,500 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share and book value per share.

(e)	The operations, fixed charges and dividends of BankAtlantic Bancorp and Levitt are not included in the calculation because each of those subsidiaries are separate, publicly traded companies whose Board of Directors are composed of individuals, a majority of whom are independent. Accordingly, decisions made by those Boards, including with respect to the payment of dividends, are not within our control.

(f)	Includes $233,000, $0, and $5,000 of bankers acceptances in 2003, 2002 and 2001, respectively and none in 2005 and 2004.

(g)	Other borrowings consist of FHLB advances, subordinated debentures, mortgage notes payable and bonds payable, secured borrowings, guaranteed preferred beneficial interests in Bancorp’s junior subordinated debentures and junior subordinated debentures.

(h)	Preferred stock redemption price is eliminated from shareholders’ equity for purposes of computing book value per share.

BFC FINANCIAL CORPORATION
SELECTED PARENT COMPANY ONLY FINANCIAL DATA
(In thousand)
     The following table sets forth selected summary parent company only financial data.

	December 31,
	2005	2004
Balance Sheet Data:
Assets
Cash and cash equivalents	$26,683	$1,520
Investment securities	2,034	1,800
Investment in Benihana	20,000	10,000
Investment in venture partnerships	950	971
Investment in BankAtlantic Bancorp, Inc.	112,218	103,125
Investment in Levitt Corporation	58,111	48,983
Investment in other subsidiaries	1,631	31,867
Loans receivable	2,071	3,364
Other assets	960	2,596

Total assets	$224,658	$204,226

Liabilities and Shareholders’ Equity
Mortgages payable and other borrowings	$—	$10,483
Advances from and negative basis in wholly owned subsidiaries (a)	462	34,636
Other liabilities	7,417	6,828
Deferred income taxes	33,699	27,028

Total liabilities	41,578	78,975

Total shareholders’ equity	183,080	125,251

Total liabilities and shareholders’ equity	224,658	204,226

	For the Years Ended December 31,
	2005	2004	2003
Statements of Operations Data:
Revenues	$1,775	$3,514	$1,051
Expenses	14,904	6,717	3,954

(Loss) before undistributed earnings from subsidiaries	(13,129)	(3,203)	(2,903)
Equity from earnings in BankAtlantic Bancorp	12,689	15,694	15,222
Equity from earnings in Levitt	9,125	10,265	—
Equity from earnings (loss) in other subsidiaries	6,671	(35)	(1,428)

Income before income taxes	15,356	22,721	10,891
Provision for income taxes	5,402	8,321	3,774

Income from continuing operations	9,954	14,400	7,117
Discontinued operations, net of tax	2,820	(170)	(95)

Net income	12,774	14,230	7,022
5% Preferred Stock dividends	750	392	—

	$12,024	$13,838	$7,022

Statements of Cash Flow Data:
Operating Activities:
Income from continuing operations	$9,954	$14,400	$7,117
Income (loss) from discontinued operations, net of tax	2,820	(170)	(95)
Other operating activities	(14,963)	(20,317)	(9,380)

Net cash used in operating activities	(2,189)	(6,087)	(2,358)
Net cash (used in) provided by investing activities	(7,775)	(7,503)	2,815
Net cash provided by financing activities	35,127	13,574	282

Increase (decrease) in cash and cash equivalents	25,163	(16)	739
Cash at beginning of period	1,520	1,536	797

Cash at end of period	$26,683	$1,520	$1,536

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Introduction
          BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company with investments in companies engaged in retail and commercial banking, full service investment banking and brokerage, homebuilding, master planned community development and time share and vacation ownership. The Company also holds interests in an Asian themed restaurant chain and various real estate and venture capital investments. The Company’s principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). Through its control of BankAtlantic Bancorp, BFC has indirect controlling interests in BankAtlantic and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”). Through its control of Levitt, BFC has indirect controlling interests in Levitt and Sons, LLC (“Levitt and Sons”) and Core Communities, LLC (“Core Communities”) and an indirect noncontrolling interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling investment in Benihana, Inc. (“Benihana”). As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
          Our primary activities presently relate to managing our current investments and identifying and potentially making new investments. As of December 31, 2005, we had total consolidated assets of approximately $7.4 billion, including the assets of our consolidated subsidiaries, noncontrolling interest of $696.1 million and shareholders’ equity of approximately $183.0 million. We operate through three primary business segments: BFC Activities, Financial Services and Homebuilding & Real Estate Development.
          As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require the consolidation of their financial results. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities as shown in the table below.
BFC’s ownership in BankAtlantic Bancorp and Levitt as of December 31, 2005 was as follows:

		Percent of	Percent
	Shares	Economic	Of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.90%	7.90%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.73%	54.90%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.62%	52.91%

Overview
BFC Financial Corporation Summary of Consolidated Results of Operations
          Net income decreased to $12.7 million in 2005 from $14.2 million in 2004. Net income increased to $14.2 million in 2004 from $7.0 million in 2003. Included in these totals are income from discontinued operations of $2.8 million in 2005 and $1.1 million in 2003 and a loss from discontinued operation of $170,000 in 2004. Income from discontinued operations of $2.8 million for the year 2005 and loss from discontinued operations for the years 2004 and 2003 of $170,000 and $95,000, respectively, was attributable to the transfer by BMOC of its real property in settlement of its obligations under a mortgage note payable. In 2003, $1.1 million income from discontinued operations was associated with Ryan Beck’s sale of GMS.
The table below sets forth the Company’s primary business segments results of operations (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
BFC Activities	$(11,853)	$(9,736)	$(9,506)
Financial Services	59,182	70,768	38,597
Homebuilding & Real Estate Development	54,911	57,362	26,820
Eliminations	(1,142)	—	1,156

	101,098	118,394	57,067
Noncontrolling interest	91,144	103,994	51,093

Income from continuing operations	9,954	14,400	5,974
Discontinued operations, (less applicable income taxes)	2,820	(170)	1,048

Net income	$12,774	$14,230	$7,022

Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, the valuation of real estate held for development and equity method investments and accounting for contingencies. The seven accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other than temporary declines in value; (iii) impairment of goodwill and other intangible assets; (iv) impairment of long-lived assets; (v) the valuation of real estate held for development and sale and equity method investments; (vi) accounting for business combinations; and (vii) accounting for contingencies.
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
          The “BFC Activities” segment includes BFC’s loans receivable that relate to previously owned properties, investment in Benihana’s convertible preferred stock, other securities and investments, BFC’s overhead and interest expense and the financial results of venture partnerships which BFC controls. Accordingly, BFC itself, as a holding company and the “BFC Activities” segment will normally show a loss as dividends, interest and fees from our investments typically do not cover BFC stand-alone operating costs.
          In December 2005 a shopping center owned by wholly owned subsidiary of BFC was transferred in full settlement of the note of $8.2 million owed to the noteholder. The Company’s Consolidated Statements of Operation includes approximately $2.8 million of income from discontinued operations, net of tax for the year 2005 and $170,000 and $95,000 loss in discontinued operations, net of tax for the year 2004 and 2003, respectively, with respect to the transfer of the shopping center and elimination of the debt of $8.2 million owed to the noteholder.
          The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

				Change	Change
	For the Years Ended December 31,			2005 vs.	2004 vs.
(In thousands)	2005	2004	2003	2004	2003
Revenues
Interest and dividend income	$1,623	$680	$390	$943	$290
Other income, net	1,750	5,335	897	(3,585)	4,438

	3,373	6,015	1,287	(2,642)	4,728

Cost and Expenses
Interest expense	346	393	373	(47)	20
Employee compensation and benefits	6,245	3,865	2,332	2,380	1,533
Impairment of securities	—	363	3,071	(363)	(2,708)
Other expenses, net	3,505	2,959	1,243	546	1,716

	10,096	7,580	7,019	2,516	561

Loss before income taxes	(6,723)	(1,565)	(5,732)	(5,158)	4,167
Provision for income taxes	5,130	8,171	3,774	(3,041)	4,397
Minority interest	6	1,822	(1,401)	(1,816)	3,223

Loss from continuing operations	(11,859)	(11,558)	(8,105)	(301)	(3,453)
Discontinued operations, less income taxes	2,820	(170)	(95)	2,990	(75)

Net loss	$(9,039)	$(11,728)	$(8,200)	$2,689	$(3,528)

          The increase in interest and dividend income during the year ended December 31, 2005 as compared to 2004 and 2003 was primarily due to interest income earned on higher cash balance as a consequence of our 2005 public offering and dividend income received on our Benihana convertible preferred stock investment.

          In March 2004, BankAtlantic Bancorp and a limited partnership settled litigation with a technology company. In connection with that settlement, a $1.1 million gain was recognized. Additionally, in September 2004, a limited partnership in which the Company has a 57% controlling interest delivered its shares of common stock in a technology company for approximately $3.5 million in cash pursuant to the technology company merger agreement. The limited partnership had previously written off its investment in the technology company and accordingly a $3.5 million gain was recognized in September 2004. This amount is included in other income, net.
          The increase in employee compensation and benefits during the year ended December 31, 2005 compared to 2004 and 2003 was due to an increase in bonuses paid, an increase in the number of employees and deferred retirement compensation to a key executive.
          During 2004 and 2003, limited partnerships in which the Company has controlling interests recognized impairment charges of approximately $91,000 and $3.1million, respectively, associated with their investments. Also, during 2004, we recognized impairment charges of $71,000 on equity securities resulting from significant declines in value that were considered other than temporary.
          The increase in other expenses during the year ended December 31, 2005 as compared to 2004 was primarily associated with higher investor relations expenses, travel expenses, directors fees, intangible taxes and service fees paid to BankAtlantic Bancorp. The increase in other expenses during the year ended December 31, 2004 as compared to 2003 was primarily associated with an increase in professional fees and legal fees, as well as significant percentage increases in investor relations and public company activities including Nasdaq fees and the cost of directors and officers insurance.
          Provision for income taxes reflects primarily the tax effect of the Company’s interest in earnings of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements.
Liquidity and Capital Resources of BFC

	For the Years Ended December 31, 2005
	2005	2004	2003
Net cash provided by (used in):
Operating activities	$(2,164)	$(6,012)	$(4,150)
Investing activities	(7,847)	(8,120)	4,626
Financing activities	34,590	14,757	60

Increase in cash and cash equivalents	24,579	625	536
Cash and cash equivalents at beginning of period	2,227	1,602	1,066

Cash and cash equivalents at end of period	$26,806	$2,227	$1,602

          During 2005, the Company sold 5,957,555 shares of its Class A Common Stock pursuant to a registered underwritten public offering at $8.50 per share. Net proceeds from the sale totaled approximately $46.4 million, after underwriting discounts, commissions and offering expenses. Approximately $10.5 million of the net proceeds of the offering were used to repay indebtedness and an additional $10.0 million was used to purchase the second tranche of Benihana convertible preferred stock. The Company’s management expects to use the balance of the proceeds to fund operations and growth, including new investments and acquisitions, and for general corporate purposes.

          The primary sources of funds to BFC for the year ended December 31, 2005 and 2004 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Net proceeds of approximately $46.4 million after underwriting discounts, commissions and offering expenses received from the sale of 5,957,555 shares of Class A Common Stock in an underwritten public offering;

•	Net proceeds of $15.0 million in 2004 received upon the sale by the Company of its 5% Cumulative Convertible Preferred Stock;

•	Borrowings on our revolving line of credit;

•	Dividends from BankAtlantic Bancorp and Levitt;

•	Dividends from Benihana;

•	Revenues from property operations;

•	Principal and interest payments on loans receivable, and

•	Proceeds from the exercise of stock options.

Funds were primarily utilized by BFC to:

•	Purchase an aggregate of 800,000 shares of Benihana Convertible Preferred Stock for a purchase price of $20 million;

•	Pay approximately $10.5 million outstanding on the revolving line of credit and payments of mortgage payables;

•	Fund BFC’s operating and general and administrative expenses; and

•	Fund the payment of dividends on the Company’s 5% Cumulative Convertible Preferred Stock;
          BFC has a $14.0 million revolving line of credit with an April 2006 maturity that can be utilized for working capital as needed. The interest rate on this facility is based on LIBOR plus 280 basis points. At December 31, 2005, no amounts were drawn under this revolving line of credit.
          In addition to the liquidity provided by the underwritten public offering, we expect to meet our short-term liquidity requirements generally through cash dividends from BankAtlantic Bancorp, Levitt and Benihana, borrowings on our $14.0 million revolving line of credit and existing cash balances. We expect to meet our long-term liquidity requirements through the foregoing, as well as long term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
          The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At December 31, 2005, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $.035 per share on its Class A and Class B Common Stock. During the year ended December 31, 2005 the Company received approximately $1.9 million in dividends from BankAtlantic Bancorp. BFC currently receives approximately $502,000 per quarter in dividends from BankAtlantic Bancorp.
          While Levitt does not have a policy of regular dividends, Levitt has paid a quarterly dividend to its shareholders since July 2004. Levitt’s most recent quarterly dividend was $0.02 per share on its Class A and Class B common stock which resulted in the Company receiving approximately $66,000. During the year ended December 31, 2005 the Company received approximately $263,000 in dividends from Levitt. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operation and financial condition.

          I.R.E BMOC, Inc (“BMOC”), a wholly owned subsidiary of BFC, owned a shopping center located in Burlington, North Carolina that was acquired in 1985. In November 2004, a tenant occupying 21% of the square footage of the shopping center vacated the premises. The loss of this tenant caused BMOC to operate at a negative cash flow. Because of the negative cash flow, the mortgage was not paid in accordance with its terms; rather, cash flow to the extent available from the shopping center was sent to the lender. The noteholder on September 14, 2005 filed a Notice of Hearing Prior to Foreclosure of Deed of Trust which among other things indicated that the shopping center was scheduled to be sold on November 29, 2005. On December 19, 2005, the shopping center was transferred in full settlement of the $8.2 million note. For the year ended December 31, 2005, the Company recorded approximately $2.8 million of income from discontinued operations, net of tax and $170,000 and $95,000 loss in discontinued operation, net of tax for the year 2004 and 2003, respectively.
          At December 31, 2005 and 2004, approximately $68,000 and $544,000 respectively, of the mortgage payables related to mortgage receivables received by BFC in connection with the sale of properties previously owned by the Company where the purchaser did not assume the underlying existing mortgage payables. The remaining mortgage payable bear interest at 6% per annum and matures in 2009.
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
          BFC has entered into guaranty agreements in connection with the purchase of two shopping centers in South Florida by limited liability companies. Cypress Creek Capital, a wholly owned subsidiary of BFC, has a one percent general partner interest in the limited partnership that has a 15 percent interest in both limited liability companies. Pursuant to the guaranty agreements, BFC guarantees certain carve outs on a nonrecourse loan. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $21.7 million, the amount of the indebtedness. However, based on the assets of the limited liability companies securing the indebtedness, it is reasonably likely that no payment will be required under the agreements.
          On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Cumulative Convertible Preferred Stock for $15.0 million in a private offering. Holders of the 5% Cumulative Convertible Preferred Stock are entitled to receive when and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Cumulative Convertible Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. For the year ended December 31, 2005, the Company paid approximately $750,000 in cash dividends on the 5% Cumulative Convertible Preferred Stock.

Consolidated Financial Condition
Consolidated Assets and Liabilities
     Total consolidated assets at December 31, 2005 and December 31, 2004 were $7.4 billion and $7.0 billion, respectively. The change of components in total assets from December 31, 2005 to December 31, 2004 is summarized below:
•	A net increase in BFC’s cash and due from depository institutions as a result of the $46.4 million of net proceeds received on the sale of 5,957,555 shares of BFC’s Class A Common Stock in an underwritten public offering and higher balances at BankAtlantic resulting from lower cash letter receivables. Increase in cash and cash equivalents was partially offset with lower cash and cash equivalents at Levitt;

•	Increase in securities owned and a decrease in due from clearing broker associated with Ryan Beck’s trading activities;

•	Decline in securities available for sale reflecting an investment strategy to limit asset growth in response to the relatively flat yield curve during 2005;

•	Higher investment securities balances associated with a decision to invest in tax exempt securities during the first quarter of 2005 as after tax yields on these securities were more attractive than alternative investments;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Decline in loan receivable balances associated with lower commercial real estate loan balances primarily resulting from a decision to cease condominium lending;

•	Increase in accrued interest receivable resulting from higher earning asset rates during 2005 compared to 2004;

•	A net increase in inventory of real estate at Levitt resulting from land acquisitions in Florida, Georgia, Tennessee and South Carolina and increases in land development and construction costs. These increases in inventory of real estate were partially offset by sales of homes and land at Levitt and lower real estate inventory related to closing of units by the Riverclub real estate joint venture acquired by BankAtlantic in connection with a financial institution acquisition during 2002;

•	A net increase in investment in unconsolidated affiliates primarily associated with earnings from Bluegreen of $15.0 million (net of purchase accounting adjustments), $1.3 million from our pro rata share of unrealized gains associated with Bluegreen’s other comprehensive income and $121,000 associated with Bluegreen’s capital transaction, offset by the $1.3 million net cumulative effect of the restatement. Additional increases in investment in unconsolidated affiliates was due to an investment in a rental real estate joint venture during 2005;

•	An increase in property and equipment at Levitt was associated with the office building constructed and now utilized by Core Communities as its offices and sales center together with an increased investment in Tradition Irrigation facility and Levitt’s technology infrastructure upgrade. Also an increase in office properties and equipment associated with BankAtlantic Bancorp’s new corporate headquarters building and BankAtlantic’s branch renovation and expansion initiatives; and

•	Higher other assets related to an increase in outstanding forgivable notes issued in connection with Ryan Beck’s recruitment and retention program.
          The Company’s total liabilities at December 31, 2005 were $6.5 billion compared to $6.2 billion at December 31, 2004. The changes in components of total liabilities from December 31, 2005 to December 31, 2004 are summarized below:
•	Higher deposit account balances resulting from the growth in low-cost deposits associated with “Florida’s Most Convenient Bank” and totally free checking account initiatives;

•	Increase in secured borrowings associated with loan participations sold without recourse that are accounted for as borrowings;

•	Repayments of short term borrowings funded from low cost deposit growth and a decline in total assets;

•	A net increase in notes and mortgage notes payable primarily relating to project debt associated with Levitt’s 2005 land acquisitions and an increase in junior subordinated debentures;

•	Increase in development notes payable associated with the Riverclub real estate joint venture;

•	Declines in securities sold but not yet purchased and due from clearing agent resulting from Ryan Beck’s trading activities;

•	Increases in deferred tax liabilities primarily associated with the Company’s tax provision on Levitt’s and BankAtlantic Bancorp’s earnings and an increase in the Company’s other comprehensive income from our subsidiaries, as well as an increase in earnings from Bluegreen.

•	Increase in other liabilities associated with a $10 million reserve established for possible AML-BSA fines and penalties;

•	Increase in deferred rent associated with operating leases executed for BankAtlantic’s branch and corporate facilities expansion;

•	Increase in Levitt other liabilities, accounts payable and accrued liabilities associated with increased construction and development activity and consulting activities.
Noncontrolling Interest
          At December 31, 2005 and 2004, noncontrolling interest was approximately $696.1 million and $612.7 million, respectively. The following table summarizes the noncontrolling interest held by others in our subsidiaries (in thousands):

	December 31,
	2005	2004
BankAtlantic Bancorp	$404,118	$366,140
Levitt	291,675	245,756
Joint Venture Partnerships	729	756

	$696,522	$612,652

          The increase in noncontrolling interest in BankAtlantic Bancorp was primarily attributable to earnings of $59.2 million, a $6.9 million increase in additional paid in capital from the issuance of BankAtlantic Bancorp common stock and associated tax benefits upon the exercise of stock options and a $239,000 reduction in restricted stock unearned compensation from amortization. The above increases in BankAtlantic Bancorp stockholders’ equity were partially offset by declaration of $8.9 million of cash dividends on BankAtlantic Bancorp’s common stock, a $347,000 reduction in additional paid in capital resulting from the retirement of 90,000 shares of Ryan Beck’s common stock issued upon exercise of BankAtlantic Bancorp employee stock options, a $5.3 million change in accumulated other comprehensive income, net of income tax benefits, and a $4.7 million reduction in additional paid in capital related to the acceptance of BankAtlantic Bancorp Class A common stock as consideration for the payment of withholding taxes and the exercise price which were due upon the exercise of BankAtlantic Bancorp Class A stock options.
          The increase in noncontrolling interest in Levitt was attributable to $54.9 million in earnings partially offset by the payment of cash dividends of $1.6 million on Levitt’s common stock.
Shareholders’ Equity
          Shareholders’ equity at December 31, 2005 and 2004 was $183.1 million and $125.3 million, respectively. The increase in shareholders’ equity was primarily due to $12.7 million in earnings and $46.4 million from the sale of 5.96 million shares pursuant to the registered underwritten public offering discussed above, as well as $172,000 from the issuance of Class B Common Stock upon the exercise of stock options. Offsetting the above increases was a $474,000 reduction in additional paid in capital relating to the net effect of our controlled subsidiaries’ capital transactions, net of income taxes, a $417,000 decrease in other comprehensive income and $750,000 in cash dividends on the Company’s 5% Cumulative Convertible Preferred Stock.

BFC Impact of Inflation
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
          With respect to our real estate activities, primarily the activities of our subsidiary Levitt, inflation can have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates, as well as increased materials and labor costs may reduce gross margins. In recent years, the increases in these costs have followed the general rate of inflation and historically have not had a significant adverse impact on us. In addition, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.

Financial Services
          Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
“Introduction
          BankAtlantic Bancorp, Inc. is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary, and RB Holdings, Inc., (“Ryan Beck”) our wholly-owned parent company of our broker-dealer subsidiary, Ryan Beck & Co., Inc. As of December 31, 2005, we had total consolidated assets of approximately $6.5 billion, deposits of approximately $3.8 billion and shareholders’ equity of approximately $516 million. We operate through three primary business segments: BankAtlantic, Ryan Beck and the Parent Company.
          Effective December 31, 2003, we spun-off our wholly-owned real estate development subsidiary, Levitt Corporation (“Levitt”), which is now traded on the New York Stock Exchange under the symbol “LEV.” Levitt had approximately $393 million in total assets and $126 million in shareholders’ equity at December 31, 2003. This transaction was effected by means of a distribution to our stockholders of all of the outstanding capital stock of Levitt.
Consolidated Results of Operations
          Net income decreased to $59.2 million in 2005 compared to $70.8 million in 2004 and $67.7 million in 2003. Included in 2003 net income was $29.1 million of income from discontinued operations (primarily relating to the Levitt spin-off).
          Income from continuing operations from each of the Company’s primary business segments follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
BankAtlantic	$55,820	$48,540	$42,129
Ryan Beck	16,656	17,483	9,645
Parent Company	(13,294)	4,745	(13,177)

Total	$59,182	$70,768	$38,597

BankAtlantic Results of Operations
Summary
          In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” initiative which includes offering free checking, seven-day banking, extended lobby hours, including some stores open from 7:30am until midnight, a 24-hour customer service center and other new products and services that are an integral part of BankAtlantic’s strategy to position itself as a customer-oriented bank and increase its low cost deposit accounts. BankAtlantic continues to implement marketing programs in its stores that include sales training programs, outbound telemarketing and incentive programs that reward banking personnel who produce profitable business.

          Since inception of this campaign, BankAtlantic has increased its balances in demand deposit, NOW checking and savings accounts (low cost deposits) 250% from $600 million at December 31, 2001 to approximately $2.1 billion at December 31, 2005. These low cost deposits represented 56% of BankAtlantic’s total deposits at December 31, 2005, compared to 26% of total deposits at December 31, 2001. The growth in these low cost deposits was the primary reason for the improvement in BankAtlantic’s net interest margin and the significant increase in its non-interest income. BankAtlantic’s net interest margin increased from 3.28% for the year ended December 31, 2003 to 3.84% for the same 2005 period and its non-interest income was $100.1 million during 2005 compared to $70.7 million during 2003.
          Subject to changes in the interest rate environment, BankAtlantic expects its net interest income to continue to improve during 2006. In response to the relatively flat interest rate yield curve during the latter half of 2005, BankAtlantic implemented a strategy to improve its net interest margin by limiting earning asset growth and utilizing the funds obtained from low cost deposit growth to pay down higher rate borrowings. As the interest rate yield curve remains flat to inverted, management anticipates maintaining this strategy into 2006.
          During 2003, BankAtlantic made major modifications to its underwriting process and changes to its credit policies focusing its loan production on collateral based loans. As a consequence, BankAtlantic’s credit quality ratios continued to improve during 2005. Total non-performing assets declined to $7.2 million at December 31, 2005 compared to $8.3 million at December 31, 2004. The ratio of non-performing loans to total loans declined to 0.15% at December 31, 2005 from 0.17% at December 31, 2004. The ratio of the allowance for loan losses to non-performing loans was 606% at December 31, 2005 compared to 582% at December 31, 2004. BankAtlantic continued to experience net recoveries from loans charged-off in prior periods of $1.8 million during 2005 compared to $5.5 million during 2004 and net charge-offs of $1.1 million during 2003. BankAtlantic does not expect the net recoveries to remain at 2005 and 2004 levels during subsequent periods.
          The improvements in BankAtlantic’s net interest income, non-interest income and credit quality ratios were partially offset by a significant increase in non-interest expenses associated with additional employees necessary to service the new low cost deposit accounts and to comply with banking and securities regulations, higher occupancy costs associated with expanding the branch network and renovating existing branches, and significant increases in advertising and marketing expenses. During the second and third quarter of 2005, BankAtlantic experienced a decline in low cost deposit growth. In response to the lower growth rates, BankAtlantic significantly increased its advertising and marketing costs with a view toward returning low cost deposit growth to historical levels. BankAtlantic expects its advertising and marketing expenses to remain at these elevated levels during 2006 as it continues to seek to increase its low cost deposits.
          BankAtlantic also incurred other expenses during 2005 associated with establishing a $10 million reserve for fines and penalties related to regulatory compliance matters and incurring a $3.7 million impairment charge. Based on past deficiencies identified in BankAtlantic’s AML-BSA compliance, BankAtlantic determined that it was appropriate to establish a $10 million reserve with respect to these matters. The impairment charge relates to BankAtlantic moving its corporate headquarters to a new location. During 2004 and 2003 BankAtlantic incurred debt redemption costs of $11.7 million and $10.9 million for the prepayment of FHLB advances.

          The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2005 vs	2004 vs
	2005	2004	2003	2004	2003
Net interest income	$221,075	$176,858	$154,100	$44,217	$22,758
Recovery from loan losses	6,615	5,109	547	1,506	4,562

Net income after provision for loan losses	227,690	181,967	154,647	45,723	27,320
Non-interest income	100,060	85,724	70,686	14,336	15,038
Non-interest expense	(241,092)	(193,621)	(161,615)	(47,471)	(32,006)

Income from continuing operations before income taxes	86,658	74,070	63,718	12,588	10,352
Income taxes	(30,838)	(25,530)	(21,589)	(5,308)	(3,941)

Income from continuing operations	$55,820	$48,540	$42,129	$7,280	$6,411

          A discussion of each component of income and expense follows:

BankAtlantic’s Net Interest Income
          The following table summarizes net interest income:

				For the Years Ended
	December 31, 2005			December 31, 2004			December 31, 2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(Dollars are in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans: (a)
Residential real estate	$2,177,432	106,992	4.91%	$1,527,911	72,758	4.76%	$1,639,504	78,535	4.79%
Commercial real estate	1,828,557	130,379	7.13	1,683,068	96,585	5.74	1,610,707	94,193	5.85
Consumer	514,822	31,348	6.09	421,167	17,959	4.26	316,113	14,177	4.48
Lease financing	3,772	394	10.45	10,771	1,125	10.44	21,930	2,490	11.35
Commercial business	90,648	7,061	7.79	101,288	6,423	6.34	107,371	6,126	5.71
Small business	211,371	16,520	7.82	183,642	13,118	7.14	161,245	11,973	7.43

Total loans	4,826,602	292,694	6.06	3,927,847	207,968	5.29	3,856,870	207,494	5.38

Tax exempt securities (c)	368,807	21,391	5.80	110,748	5,988	5.41	—	—	—
Taxable investment securities (b)	698,279	37,184	5.33	635,129	34,948	5.50	789,451	43,741	5.54
Federal funds sold	4,275	17	0.40	6,282	47	0.75	16,499	166	1.01

Total investment securities	1,071,361	58,592	5.47	752,159	40,983	5.45	805,950	43,907	5.45

Total interest earning assets	5,897,963	351,286	5.96%	4,680,006	248,951	5.32%	4,662,820	251,401	5.39%

Non-interest earning assets
Total non-interest earning assets	389,186			333,253			324,598

Total assets	$6,287,149			$5,013,259			$4,987,418

Interest bearing liabilities
Deposits:
Savings	$298,867	909	0.30%	$243,906	652	0.27%	$190,506	856	0.45%
NOW, money funds and checking	1,582,182	16,593	1.05	1,489,442	10,861	0.73	1,315,747	11,142	0.85
Certificate accounts	784,525	22,582	2.88	733,717	16,842	2.30	882,736	24,191	2.74

Total interest bearing deposits	2,665,574	40,084	1.50	2,467,065	28,355	1.15	2,388,989	36,189	1.51

Securities sold under agreements to repurchase and federal funds Purchased	314,782	9,760	3.10	252,718	3,349	1.33	285,284	3,089	1.08
Advances from FHLB	1,538,852	62,175	4.04	959,588	37,689	3.93	1,195,653	57,299	4.79
Subordinated debentures , secured Borrowings and notes payable	191,050	12,584	6.59	36,220	2,002	5.53	35,457	1,917	5.41

Total interest bearing liabilities	4,710,258	124,603	2.65	3,715,591	71,395	1.92	3,905,383	98,494	2.52

Non-interest bearing liabilities
Demand deposit and escrow accounts	979,075			765,084			551,866
Other liabilities	53,150			29,111			55,261

Total non-interest bearing liabilities	1,032,225			794,195			607,127

Stockholders’ equity	544,666			503,473			474,908

Total liabilities and stockholders’ Equity	$6,287,149			$5,013,259			$4,987,418

Net interest income/net interest spread		226,683	3.31%		177,556	3.40%		$152,907	2.87%

Tax equivalent adjustment

Capitalized interest from real estate		(7,487)			(2,096)
Operations		1,879			1,398			1,193

Net interest income		$221,075			$176,858			$154,100

Margin
Interest income/interest earning assets			5.96%			5.32%			5.39%
Interest expense/interest earning assets			2.11			1.53			2.11

Tax equivalent net interest margin			3.85%			3.79%			3.28%

a)	Includes non-accruing loans

b)	Average balances were based on amortized cost.

c)	The tax equivalent basis is computed using a 35% tax rate.

          The following table summarizes the changes in tax equivalent net interest income (in thousands):

	Year Ended			Year Ended
	December 31, 2005			December 31, 2004
	Compared to Year Ended			Compared to Year Ended
	December 31, 2004			December 31, 2003
	Volume (a)	Rate	Total	Volume (a)	Rate	Total
Increase (decrease) due to:
Loans	$54,502	$30,224	$84,726	$3,758	$(3,284)	$474
Tax exempt securities	14,968	435	15,403	5,988	—	5,988
Taxable investment securities (b)	3,363	(1,127)	2,236	(8,492)	(301)	(8,793)
Federal funds sold	(8)	(22)	(30)	(76)	(43)	(119)

Total earning assets	72,825	29,510	102,335	1,178	(3,628)	(2,450)

Deposits:
Savings	167	90	257	143	(347)	(204)
NOW, money funds, and checking	973	4,759	5,732	1,267	(1,548)	(281)
Certificate accounts	1,462	4,278	5,740	(3,421)	(3,928)	(7,349)

Total deposits	2,602	9,127	11,729	(2,011)	(5,823)	(7,834)

Securities sold under agreements to repurchase	1,924	4,487	6,411	(432)	692	260
Advances from FHLB	23,404	1,082	24,486	(9,272)	(10,338)	(19,610)
Subordinated debentures	10,198	384	10,582	42	43	85

	35,526	5,953	41,479	(9,662)	(9,603)	(19,265)

Total interest bearing liabilities	38,128	15,080	53,208	(11,673)	(15,426)	(27,099)

Change in tax equivalent interest income	$34,697	$14,430	$49,127	$12,851	$11,798	$24,649

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
          The substantial improvement in tax equivalent net interest income primarily resulted from higher average interest earning asset balances and a 5 basis point improvement in the net interest margin.
          BankAtlantic’s average interest earning asset balances increased primarily due to purchases of residential loans and tax exempt securities as well as the origination of small business and home equity loans. During 2005, BankAtlantic purchased over $519 million of residential loans and originated $481 million of small business and home equity loans. These additional average earning asset balances resulted in an increase of $72.8 million in interest income. The growth in its interest earning assets was funded through deposit growth, short term borrowings and LIBOR-based short term FHLB advances. These additional interest bearing liability balances resulted in an increase in interest expense of $38.1 million. During the second half of 2005, the growth in average earning assets slowed in response to the flattening of the interest rate yield curve. BankAtlantic intends to continue this strategy of limiting earning asset growth in a flat or inverted yield curve environment.
          The improvement in our tax equivalent net interest margin primarily resulted from a substantial increase in low cost deposits, and secondarily, from higher earning asset yields. Low cost deposits are savings, NOW and demand deposits and these deposits were 54% of total average deposits during 2005 compared to 49% during 2004.
          BankAtlantic experienced increases in both interest earning asset and interest bearing liability yields and rates. Since June 2004, the prime interest rate has increased from 4.00% to 7.00%. This increase has favorably impacted the yields on earning assets, which was offset by higher rates on our short term borrowings, certificate accounts, money market deposits, LIBOR-based FHLB advances and long term debt. As a consequence, BankAtlantic’s interest rate spread only increased slightly from 2004.
          BankAtlantic increased its holdings of tax exempt securities during 2005 and 2004 as the after tax yields were more attractive than alternative investments.
          Capitalized interest represents interest capitalized on qualifying assets associated with the Riverclub real estate joint venture acquired as part of a financial institution acquisition.
For the Year Ended December 31, 2004 Compared to the Same 2003 Period
          The improvement in BankAtlantic’s tax equivalent net interest margin primarily resulted from a significant decrease in interest expense which was the result of the prepayment of certain high rate FHLB advances and in the increased percentage of low cost deposits.
          The repayment of these FHLB advances and the termination of a related interest rate swap resulted in an $11.7 million loss included in non-interest expense. During the year ended December 31, 2004, approximately $960 million, or 26% of average interest bearing liabilities, consisted of advances from the FHLB with an average rate of 3.93% versus an average rate of 4.79% during 2003.
          Low cost deposits represented 49% of total average deposits during 2004 compared to 41% during 2003.
          Partially offsetting the decreases in interest expense on advances and deposits were increases in interest expense on short-term borrowings. Although average balances were slightly lower, the average rate on these borrowings was higher, reflecting the higher short-term interest rate environment.
          Interest income on average loans increased slightly as the small decline in average loan yields was offset by an increase in average loan balances. The growth in balances primarily resulted from the origination of commercial real estate and home equity consumer loans. During 2004, BankAtlantic originated over $1.3 billion of corporate and commercial loans and over $400 million of home equity loans. Beginning in July 2004 the prime rate of interest increased from 4.00% to 5.25% at December 31, 2004, while long term loan rates declined slightly from the December 2003 levels. The increase in short term interest rates contributed to average loan yields only declining slightly from the prior period.
          Tax-equivalent interest income on investment securities declined $2.9 million, primarily due to a decline in the average balance of the investment portfolio. Maturities and prepayments on U.S. agency obligations, primarily mortgage-backed securities, were only partially replaced by purchases of new agency securities and purchases of tax exempt securities.

          BankAtlantic’s Allowance for Loan Losses
          Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Balance, beginning of period	$46,010	$45,595	$48,022	$44,585	$47,000
Charge-offs:
Commercial business loans	—	—	(2,394)	—	—
Commercial real estate loans	—	(645)	—	(6,998)	—
Small business	(764)	(238)	(771)	(953)	(88)
Consumer loans	(259)	(585)	(1,563)	(1,006)	(2,629)
Residential real estate loans	(453)	(582)	(681)	(827)	(244)

Continuing loan products	(1,476)	(2,050)	(5,409)	(9,784)	(2,961)
Discontinued loan products	(1,218)	(2,026)	(6,314)	(18,879)	(24,955)

Total charge-offs	(2,694)	(4,076)	(11,723)	(28,663)	(27,916)

Recoveries:
Commercial business loans	18	536	95	76	331
Commercial real estate loans	1,471	4,052	3	20	10
Small business	899	418	559	7	4
Consumer loans	401	370	622	477	769
Residential real estate loans	65	486	726	331	223

Continuing loan products	2,854	5,862	2,005	911	1,337
Discontinued loan products	1,637	3,738	8,572	7,968	7,259

Total recoveries	4,491	9,600	10,577	8,879	8,596

Net (charge-offs) recoveries	1,797	5,524	(1,146)	(19,784)	(19,320)
Provision for (recovery from) loan losses	(6,615)	(5,109)	(547)	14,077	16,905
Adjustments to acquired loan losses	—	—	(734)	9,144	—

Balance, end of period	$41,192	$46,010	$45,595	$48,022	$44,585

          The outstanding loan balances related to our discontinued loan products and the amount of allowance for loan losses (“ALL”) assigned to each discontinued loan product was as follows (in thousands):

	As of December 31,
	2005		2004		2003
		Allocation		Allocation		Allocation
	Amount	of ALL	Amount	of ALL	Amount	of ALL
Lease finance	$664	$156	$6,551	$1,429	$14,442	$3,425
Syndication loans	—	—	—	—	9,114	185
Small business (1)	—	—	—	—	9,569	873
Consumer — indirect	543	10	1,734	2	2,402	70

	$1,207	$166	$8,285	$1,431	$35,527	$4,553

	As of December 31,
	2002		2001
		Allocation		Allocation
	Amount	of ALL	Amount	of ALL
Lease finance	$31,279	$7,396	$54,969	$8,639
Syndication loans	14,499	294	40,774	8,602
Small business (1)	17,297	2,143	32,123	4,105
Consumer — indirect	8,105	457	25,400	1,247

	$71,180	$10,290	$153,266	$22,593

(1) Small business loans originated before January 1, 2000.
          During prior periods we discontinued the origination of syndication, lease financings and indirect consumer loans and made major modifications to the underwriting process for small business loans (collectively, “discontinued loan products”.) The loans associated with the discontinued loan products gave rise to a significant portion of our net charge-offs during each of the years in the two year period ended December 31, 2002. The decline in those portfolios during the past five years has contributed to the reduction of our allowance for loan losses. Additionally, we were able to realize net recoveries associated with previously charged-off loans during each of the years in the three year period ended December 31, 2005 which favorably impacted our provision for loan losses. The remaining loans in discontinued loan products mature during the year ended December 31, 2006 and management believes that these loans will not have any material impact on the provision in subsequent periods.
          The recovery from loan losses improved in each of the years in the three year period ended December 31, 2005. This improvement resulted from several factors, including the discontinuation of the loan products mentioned above and changes in our credit policies which focused our loan production on collateral based loans with lower loss experiences than our other loan products. The discontinued loan products accounted for approximately 74% of our net charge-offs in the past five years. During the past three years balances of, and losses in, discontinued loan products declined, while we experienced substantially lower losses from loans originated under our new credit policies. As a consequence, during 2003, our loan provision was a recovery due to significant recoveries from our discontinued loan products. The majority of these recoveries were from bankruptcy settlements associated with syndication loans charged-off in prior periods. In 2004, our provision for loan losses was a recovery primarily as a consequence of a $4.1 million recovery of a commercial real estate loan that was charged off in 2002, as well as continued net recoveries from our discontinued loan products. During 2005, our provision was a recovery due to decreased reserves associated with the commercial loan portfolio reflecting lower loan balances and a payoff of a large hotel loan. Loans to borrowers in the hospitality industry are allocated higher general reserves than other categories of loans in the portfolio. We also experienced a reduction in our classified loans during the year which further added to our recovery from loan losses.
          BankAtlantic’s total charge-offs from continuing loan products during 2005 consisted primarily of various charge-offs related to small business, residential and home equity loans. BankAtlantic’s total recoveries from continuing loan products included a $1.1 million partial recovery of a commercial business loan that had been charged off during the third quarter of 2003.
          BankAtlantic’s total charge-offs from continuing loan products during 2004 consisted of a $645,000 charge-down of one commercial real estate loan and various smaller charges-offs associated with small business, residential and consumer loans. BankAtlantic’s total recoveries from continuing products during 2004 related primarily to the $4.1 million recovery of the commercial real estate loan mentioned above.
          BankAtlantic’s total charge-offs from continuing loan products during 2003 consisted of a partial charge-off of a commercial business loan and various smaller charge-offs in other loan products.
          BankAtlantic acquired a $9.1 million allowance for loan losses in connection with its acquisition of a financial institution in March 2002. In 2003, the acquired allowance for loan losses was reduced by $734,000 with a corresponding reduction in goodwill for loans acquired in connection with the acquisition that had either matured or were prepaid and which had been assigned a valuation allowance.
          The table below presents the allocation of the allowance for loan losses by various loan classifications (“Allowance for Loan Losses”), the percent of allowance to each loan category (“ALL to gross loans percent”) and the percentage of loans in each category to gross loans excluding banker’s acceptances (“Loans to gross loans percent”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance accurately reflects future charge-off amounts or trends (dollars in thousands):

	December 31, 2005			December 31, 2004			December 31, 2003
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	By	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial business	$1,988	2.30	1.63	$2,507	2.94	1.59	$1,715	2.15	1.81
Commercial real estate	17,984	0.75	45.19	23,345	0.92	47.28	24,005	0.99	55.12
Small business	2,640	1.12	4.43	2,403	1.26	3.55	2,300	1.44	3.63
Residential real estate	2,592	0.13	38.54	2,565	0.12	38.57	2,111	0.16	30.56
Consumer — direct	6,354	1.17	10.19	4,281	0.90	8.86	3,900	1.10	8.07
Discontinued loan products	156	12.92	0.02	1,431	17.27	0.15	4,553	12.81	0.81

Total assigned	31,714			36,532			38,584
Unassigned	9,478	N/A	N/A	9,478	N/A	N/A	7,011	N/A	N/A

	$41,192	0.78	100.00	$46,010	0.86	100.00	$45,595	1.04	100.00

	December 31, 2002			December 31, 2001
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial business	$1,437	1.75	2.06	$1,563	2.02	2.37
Commercial real estate	21,124	1.05	50.75	13,682	0.82	50.86
Small business	2,863	1.99	3.61	1,073	1.53	2.14
Residential real estate	2,512	0.18	34.60	1,304	0.12	34.08
Consumer — direct	3,239	1.13	7.19	2,064	1.07	5.87
Discontinued loan products	10,290	14.46	1.79	22,593	14.74	4.68

Total assigned	41,465			42,279
Unassigned	6,557	N/A	N/A	2,306	N/A	N/A

	$48,022	1.21	100.00	$44,585	1.36	100.00

          Commercial real estate loans account for a large portion of the assigned allowance for loan losses for each of the years in the five year period ended December 31, 2005. The growth in the commercial real estate loan allowance from December 31, 2001 through December 2004 primarily reflects portfolio growth associated with high balance loans and additional reserves associated with loans to borrowers in the other industries. This industry was designated to have higher credit risk than loans in our portfolio to borrowers in other industries. The decline in the assigned allowance for commercial real estate loans at December 31, 2005 was associated with repayments of loans in the hospitality industry, lower classified loan balances and a decline in portfolio balances.

          At December 31, 2005, our commercial real estate portfolio included several large lending relationships, including 19 relationships with unaffiliated borrowers involving individual lending commitments in excess of $30 million with an aggregate outstanding amount of $633 million.
          The assigned allowance for consumer direct loans has increased for each of the years in the five year period ended December 31, 2005. This increase resulted from the growth in outstanding home equity loans throughout the period. The significant increase in the assigned allowance for home equity loans during 2005 compared to 2004 reflects an increase in the home equity loan loss ratio. This ratio was increased in response to an analysis of the portfolio which included a review of the portfolios’ loan to value ratios. The analysis revealed that probable inherent losses in the home equity loan portfolio were greater than the historical loss experience as a result of the significant increase in borrower monthly payments in connection with their adjustable-rate first mortgages, the substantial increase in the amount of “interest only” first mortgage loans being offered in the market (such loans being senior to the Bank’s second mortgage), and the increase in short-term interest rates from June 2004.
          The change in the percentage of allowance for loan losses to total gross loans during the three year period ended December 31, 2005 primarily reflects changes in classified assets, except for the adjustment in the consumer direct loss ratio mentioned above.
          The unassigned portion of the allowance for loan losses addresses certain individual industry conditions, general economic conditions and geographic concentration. The unassigned allowance increased in each of the years in the four year period ended December 31, 2004 and remained at the prior year level at December 31, 2005. The major factors contributing to the increase in our unassigned allowance for loan losses during the four year period ending December 31, 2004 were the expanded geographical area in which we originate commercial real estate loans, and the growth in our consumer and purchased residential loan portfolios. We opened commercial loan offices in Orlando and Jacksonville, Florida. The loans originated outside our primary markets may have substantially different loss experiences than loans secured by collateral in South Florida. Loans originated in commercial lending branch offices outside of South Florida amounted to $564 million at December 31, 2004 and $573 million at December 31, 2005. Also contributing to our increase in the unassigned portion of the allowance was the growth in our purchased residential and home equity loan products. Many of the purchased residential loans were hybrid loans with interest only payments for a period of three to ten years, followed by conversion to a fully amortizing loan at the then prevailing interest rates for the remaining term of the loan. These types of delayed amortizing loans may have a greater default or recovery risk than existing traditional amortizing loans in our portfolio. During 2004, we modified our underwriting policies to allow for higher loan-to-value ratios based on Beacon scores for home equity loans, and we originated approximately $400 million and $481 million of home equity loans during 2004 and 2005, respectively, primarily in our South Florida market. During 2005, the unassigned portion of the allowance remained at the prior period amount as there were no significant changes in lending policies or geographical concentration of credit risk.

     BankAtlantic’s Non-performing Assets and Potential Problem Loans (dollars in thousands):

	December 31,
	2005	2004	2003	2002	2001
NONPERFORMING ASSETS
Tax certificates	$388	$381	$894	$1,419	$1,727
Residential	5,981	5,538	9,777	14,237	10,908
Syndication	—	—	—	—	10,700
Commercial real estate and business	340	340	52	1,474	13,066
Small business — real estate	9	88	155	239	905
Lease financing	—	727	25	3,900	2,585
Consumer	471	1,210	794	532	796

Total non-accrual assets	7,189	8,284	11,697	21,801	40,687

Residential real estate owned	86	309	1,474	1,304	2,033
Commercial real estate owned	881	383	948	8,303	1,871
Consumer	—	—	—	4	17
Lease financing	—	—	—	—	—

Total repossessed assets	967	692	2,422	9,611	3,921

Total nonperforming assets	8,156	8,976	14,119	31,412	44,608
Specific valuation allowances	—	—	—	(1,386)	(9,936)

Total nonperforming assets, net	$8,156	$8,976	$14,119	$30,026	$34,672

Total nonperforming assets as a percentage of:
Total assets	0.13	0.15	0.31	0.64	1.03

Loans, tax certificates and net real estate owned	0.17	0.19	0.36	0.86	1.49

TOTAL ASSETS	$6,109,330	$6,044,988	$4,566,850	$4,903,886	$4,330,690

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$4,830,268	$4,771,682	$3,872,473	$3,673,110	$2,989,979

Allowance for loan losses	$41,192	$46,010	$45,595	$48,022	$44,585

Total tax certificates	$166,697	$170,028	$193,776	$195,947	$145,598

Allowance for tax certificate losses	$3,271	$3,297	$2,870	$1,873	$1,521

OTHER POTENTIAL PROBLEM LOANS
CONTRACTUALLY PAST DUE 90 DAYS OR MORE
Commercial real estate and business (1)	$—	$—	$135	$100	$—

PERFORMING IMPAIRED LOANS, NET OF SPECIFIC ALLOWANCES
Performing impaired loans	193	320	180	—	—
RESTRUCTURED LOANS
Commercial real estate and business	77	24	1,387	1,882	743

TOTAL POTENTIAL PROBLEM LOANS	$270	$344	$1,702	$1,982	$743

(1)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement.

          Non-performing assets have significantly declined in each of the years in the five year period ended December 31, 2005. We attribute this reduction in non-performing assets to the strengthening of BankAtlantic’s underwriting policies by focusing our loan production on collateral based loans as well as discontinuing the origination of loan products with high historical loss experiences. In 2005, the improvement in non-performing assets resulted from the foreclosure and sale of a large consumer home equity loan and the decline in BankAtlantic’s lease financing portfolio. This improvement was partially offset by an increase in non-performing residential loans and higher real estate owned. The increase in real estate owned primarily relates to BankAtlantic’s tax certificate operations. During 2004 and 2005, these acquired properties were sold for amounts in excess of their carrying value. In 2004, non-accrual assets improved from 2003 due primarily to lower amounts of residential non-performing loans, delinquent tax certificates and real estate owned balances in our portfolio, resulting from favorable economic conditions in the real estate industry. The improvement in non-performing assets was partially offset by higher non-accrual lease financing lending arrangements in the aviation industry and higher non-accruing home equity loans. Non-performing asset amounts during 2002 and 2001 were primarily associated with discontinued loan products.
          The specific valuation allowances on non-performing assets at December 31, 2002 and 2001 consisted of specific valuation allowances on non-performing loans. At each period end, BankAtlantic individually evaluates the non-homogenous loans in its portfolio to identify those which it deems probable that the borrower will be unable to meet the contractual terms of the loan agreements. A specific valuation allowance is established for these loans, primarily based on cash flow valuation models or collateral value. At year-end 2005 and 2004, there was no specific valuation allowance assigned to non-performing loans.
BankAtlantic’s Non- Interest Income
The following table summarizes the changes in non-interest income (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2005 vs	2004 vs
	2005	2004	2003	2004	2003
Other service charges and fees	$23,347	$23,620	$19,318	$(273)	$4,302
Service charges on deposits	61,956	51,435	40,569	10,521	10,866
Income from real estate operations	4,480	2,405	5,642	2,075	(3,237)
Gains on sales of loans	742	483	122	259	361
Securities activities, net	117	37	(1,957)	80	1,994
Gain (loss) on sales of bank facilities	1,200	(16)	(46)	1,216	30
Other	8,218	7,760	7,038	458	722

Non-interest income	$100,060	$85,724	$70,686	$14,336	$15,038

          The increase in non-interest income during each of the years in the three year period ended December 31, 2005 primarily resulted from a substantial increase in service charges on deposits. The substantial increase in service charges on deposits is linked to growth in low cost deposit accounts. New account openings for the years ended December 31, 2005, 2004 and 2003 were 222,000, 166,000, and 145,000, respectively. Since the inception of our “Florida’s Most Convenient Bank” campaign we have opened over 632,000 new low cost deposit accounts. This campaign is on-going and we expect further increases in service charge income during the year ended December 31, 2006 as we open more low cost deposit accounts.
          Income from real estate operations represents revenues from the Riverclub joint venture. This is a 50% owned real estate joint venture acquired in connection with the acquisition of a financial institution in March 2002. This venture consists of a development of single family homes, condominium units and duplexes located on 117 acres of land in Florida. During 2005, 2004 and 2003, the Riverclub joint venture closed on 27, 14 and 26 units, respectively. Also included in income from real estate operations during 2005 is $624,000 of gains from the sale of a bank branch held for sale. The majority of these properties were acquired in connection with the acquisition of a financial institution during 2002.
          Gains on loan sales during each of the years in the three year period ended December 31, 2005 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers and the sale of Community Reinvestment Act qualified loans to other financial institutions.
          Securities activities, net in 2005 reflects gains on the sales of agency securities. Securities activities, in 2004 reflects the fair value adjustment on a forward contract held for trading purposes. Losses on securities in 2003 were primarily due to the termination of interest rate swaps. The swaps had a total notional amount of $75 million and were settled at a loss of $1.9 million in connection with prepayments of FHLB advances discussed above.
          The gain on the sale of branch facilities during 2005 primarily related to the sale of a branch to an unrelated financial institution for a $922,000 gain. The loss during 2004 and 2003 reflects the disposition of various Bank equipment.
          Higher other income during 2005 primarily resulted from higher commissions from the outsourcing of teller checks and an increase in miscellaneous customer fees. Other income in 2004 was favorably impacted by higher miscellaneous customer fees such as wire fees, research charges and cash management services associated with the substantial increase in the number of customer accounts. In 2003, other income was also favorably impacted by the expansion of our branch brokerage business unit.
BankAtlantic’s Non- Interest Expense
          The following table summarizes the changes in non-interest expense (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2005 vs	2004 vs
	2005	2004	2003	2004	2003
Employee compensation and benefits	$113,526	$93,154	$79,492	$20,372	$13,662
Occupancy and equipment	41,611	32,713	27,329	8,898	5,384
Impairment of office properties and equipment	3,706	—	—	3,706	—
Advertising and promotion	26,895	16,012	9,434	10,883	6,578
Amortization of intangible assets	1,627	1,715	1,772	(88)	(57)
Cost associated with debt redemption	—	11,741	10,895	(11,741)	846
Reserve for fines and penalties, compliance matters	10,000	—	—	10,000	—
Professional fees	9,695	11,285	5,753	(1,590)	5,532
Other	34,032	27,001	26,940	7,031	61

Non-interest expense	$241,092	$193,621	$161,615	$47,471	$32,006

          The substantial increase in employee compensation and benefits during each of the years in the three years ended December 31, 2005 resulted primarily from “Florida’s Most Convenient Bank” initiatives and the expansion of BankAtlantic’s branch network during 2005. Additionally, during the fourth quarter of 2005 BankAtlantic extended its branch hours and expanded its number of branches opened to midnight. BankAtlantic’s branches were open on average 80 hours a week during the fourth quarter. This contributed substantially to the increase in the number of full time employees from 1,301 at December 31, 2003 to 1,507 at December 31, 2004 and to 1,882 at December 31, 2005. The number of part-time employees increased from 204 at December 31, 2003 to 390 at December 31, 2005. Also contributing to the elevated compensation costs were higher employee benefit costs associated with the increased number of employees and rising health insurance costs.

          The substantial increase in occupancy and equipment expenses during 2005 and 2004 resulted from several factors. During 2004, we adopted a plan to renovate all of our existing stores with a goal to have a consistent look or “brand.” The renovations were on-going throughout 2004 and 2005 and management anticipates that the renovation plan will be completed in 2006. This resulted in the accelerated depreciation of fixed assets and leasehold improvements during 2004 and 2005 that are scheduled to be replaced.
          Also contributing to higher depreciation and rent expenses in 2005 was the relocation of our corporate headquarters and expanded branch network and corporate facilities to house the increased number of employees.
          Guard service costs were substantially higher as a result of extended weekend and weekday store hours associated with the “Florida’s Most Convenient Bank” initiatives and the expansion of our branch network. We also incurred higher data processing costs as a consequence of our growth.
          Repairs and maintenance expenses increased throughout 2004 and 2005 associated with the acquisition and rental of new facilities as well uninsured facilities and equipment damage resulting from the unprecedented hurricane activity in South Florida.
          The 2005 period includes an impairment charge associated with the relocation of our corporate headquarters and a decision to vacate and raze our former headquarters.
          Advertising expenses during 2005, 2004 and 2003 reflect advertising and marketing initiatives to promote our “Florida’s Most Convenient Bank” initiatives. These promotions included print, radio and billboard advertising, periodic customer gifts, sports arena sponsorship and events associated with seven-day banking. During the fourth quarter of 2005 we significantly expanded our advertising campaign in response to slowing growth rates in low cost deposits.
          Amortization of intangible assets consisted of the amortization of core deposit intangible assets acquired in connection with the acquisition of a financial institution during 2002. The core deposit intangible assets are being amortized over an estimated life of ten years.
          Costs associated with debt redemption resulted from the prepayment penalties incurred upon the repayment of $108 million of FHLB advances in 2004 and $325 million of FHLB advances in 2003. We prepaid these high rate advances with the expectation that it would improve our net interest margin in future periods.
          As disclosed previously, we took steps to correct identified deficiencies in BankAtlantic’s compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act (“AML-BSA”) and have been cooperating with regulators and other federal agencies concerning those deficiencies. We believe that BankAtlantic is currently in full compliance with all AML-BSA laws and regulations. Notwithstanding our current compliance status, as we have previously reported, many financial institutions have been the subject of proceedings which have resulted in substantial fines and penalties and have been required to enter into cease and desist orders with their primary regulators based on AML-BSA deficiencies. Under these circumstances, we determined that it was appropriate at this time to establish a $10 million reserve during 2005 with respect to these matters, and we anticipate that we will be required to enter into a cease and desist order under which we agree to maintain satisfactory compliance status.
          The decline in professional fees during 2005 compared to 2004 were primarily due to lower AML-BSA compliance costs partially offset by higher costs incurred for compliance with the Sarbanes-Oxley Act. The higher expenses for professional fees in 2004, compared to 2003, resulted from AML-BSA compliance costs. BankAtlantic has incurred substantial costs to improve its compliance systems and procedures, including costs associated with engaging attorneys and compliance consultants, acquiring new software and hiring additional compliance staff. Incremental AML-BSA compliance costs incurred to improve its procedures in 2005 and 2004 were approximately $2.9 million and $5.0 million, respectively.
          The significant increase in other expenses was due to a $2.6 million increase in check fraud losses, an additional $1.5 million of fees remitted for maintaining attorney escrow accounts and increased general operating expenses related to the substantial increase in the number of customer accounts, number of employees, extended hours of the branch network and added corporate facilities.
          Overall, other non-interest expense was generally flat in 2004 versus 2003. Increases in branch operating expenses related to an increased number of customer accounts and general operating expenses, which were offset by a decrease in our provision for tax certificate losses as actual loss history on these investments improved from prior periods.
Provision for Income Taxes

	For the Years Ended			Change	Change
	Ended December 31,			2005 vs	2004 vs
(In thousands)	2005	2004	2003	2004	2003
Income before income taxes	$86,658	$74,070	$63,718	$12,588	$10,352
Provision for income taxes	(30,838)	(25,530)	(21,589)	(5,308)	(3,941)

BankAtlantic net income	$55,820	$48,540	$42,129	$7,280	$6,411

Effective tax rate	35.59%	34.47%	33.88%

          The increase in the effective tax rate during 2005 resulted from the establishment of a non-tax deductible $10 million reserve for fines and penalties associated with AML-BSA compliance matters. The non-deductibility of these fines was partially offset by a higher proportion of income from tax exempt securities during 2005 compared to 2004.
          The lower effective tax rate during 2003 compared to 2004 resulted from the reduction of a State tax valuation allowance on NOL carryforwards assigned to Levitt subsidiaries.

Ryan Beck Results of Operations
Summary
          Principal transaction revenue is primarily generated from the purchase and sale of fixed income and equity securities which are closely related to Ryan Beck’s customer activities. Investment banking revenue is principally derived from transactions with financial institutions and emerging growth and middle market company clients. Commission revenue is primarily derived from the purchase and sale of securities on behalf of individual and institutional investors.
          The following table is a condensed income statement summarizing Ryan Beck’s results of operations (in thousands):

	For the Years			Change	Change
	Ended December 31,			2005 vs	2004 vs
	2005	2004	2003	2004	2003
Net interest income:
Interest on trading securities	$14,511	$11,351	$10,437	$3,160	$914
Interest expense	(3,419)	(924)	(1,283)	(2,495)	359

Net interest income	11,092	10,427	9,154	665	1,273

Non-interest income:
Principal transactions	100,287	90,415	95,519	9,872	(5,104)
Investment banking	45,528	48,245	27,728	(2,717)	20,517
Commissions	83,074	89,289	85,176	(6,215)	4,113
Other	9,911	3,855	2,516	6,056	1,339

Non-interest income	238,800	231,804	210,939	6,996	20,865

Non-interest expense:
Employee compensation and benefits	165,325	158,868	147,358	6,457	11,510
Occupancy and equipment	15,816	15,429	12,707	387	2,722
Advertising and promotion	5,418	4,735	3,291	683	1,444
Professional fees	6,706	5,482	10,467	1,224	(4,985)
Communications	13,554	12,527	13,783	1,027	(1,256)
Floor broker and clearing fees	9,118	9,835	9,227	(717)	608
Other	7,204	6,184	6,691	1,020	(507)

Non-interest expense	223,141	213,060	203,524	10,081	9,536

Income from continuing operations before income taxes	26,751	29,171	16,569	(2,420)	12,602
Income taxes	(10,095)	(11,688)	(6,924)	1,593	(4,764)

Income from continuing operations	$16,656	$17,483	$9,645	$(827)	$7,838

For the Year Ended December 31, 2005 Compared to the Same 2004 Period:
          Ryan Beck’s income from continuing operations declined 5%, primarily as a result of decreased investment banking revenues, increased expenditures associated with new lines of business, and expansion and openings of branches. The investment banking revenue decrease was partially offset by an increase of 11% in principal transactions during the year.
          Net interest income increased 6% from 2004. The improvement in net interest income primarily resulted from Ryan Beck’s participation in interest income associated with approximately $237 million of customer margin debit balances and fees earned in connection with approximately $1.2 billion in customer money market account balances.

          Principal transaction revenue increased 11% from 2004. This increase was primarily due to an increase in the firm’s equity and corporate trading revenues, as well as a large mutual to stock transaction during the second quarter of 2005 in which principal gross sales credits in excess of $16.5 million were recorded by Ryan Beck.
          Investment banking revenue decreased 6% from 2004. The decrease was largely attributable to a decrease in consulting, merger and acquisition fees in 2005, which are largely transaction based.
          Commission revenue decreased 7% from 2004. The decrease is largely due to a decrease in agency transaction volume in 2005.
          Other income is comprised primarily of rebates received on customer money market balances and other service fees earned in connection with the firm’s brokerage activities.
          Employee compensation and benefits increased 4% from 2004. This increase was primarily attributed to an increase during 2005 in the firm’s compensation costs associated with significant expansion and related hiring in the firm’s capital market business including institutional sales and trading, equity and research and recruiting of financial consultants in Ryan Beck’s private client group. Employee compensation and benefits includes transitional compensation, principally enhanced payouts, upfront loans and deferred compensation in connection with the Company’s expansion efforts. Transitional compensation represents approximately $3.2 million of total employee compensation and benefits for the year ended December 31, 2005.
          Occupancy and rent expenses have increased 3% from 2004. This increase is primarily due to the additional offices opened to accommodate the firm’s growth in 2005.
          Advertising and promotion expense increased 14% from 2004. This increase was primarily attributed to an increase in travel and entertainment expenses due to the expansion of the firm’s capital markets business during 2005.
          Professional fees increased 22% from 2004. The increase was primarily due to increases in legal expenses as well as fees associated with additional internal and external audit services and consulting services associated with various administrative projects.
          Communication expense increased 8% from 2004. This increase was primarily due to the addition of branch locations in both 2004 and 2005 and the increase in capital markets personnel in 2005.
          Floor broker and clearing fees decreased 7% from 2004 as a result of a decrease in transactional business in 2005.
          Other expenses increased 16% from 2004, reflecting an increase in recruiting expenses for additional personnel added in the firm’s capital market business during 2005.
For the Year Ended December 31, 2004 Compared to the Same 2003 Period:
          The improvement in income from continuing operations was primarily the result of higher investment banking revenues as well as increased revenue from the activities of Ryan Beck’s financial consultants.
          Investment banking revenue increased 74% from 2003. The improvement was largely attributable to the increase in merger and acquisition and advisory business in 2004 in both the financial institutions group and the middle market investment banking group. Ryan Beck’s Financial Institutions Group completed 22 transactions during 2004, versus 17 during 2003.
          The decrease in principal transaction revenue was primarily the result of reductions in trading revenue associated with the firm’s fixed income proprietary trading activity.

          Net interest income increased 14% from 2003. The improvement in net interest income primarily resulted from Ryan Beck’s participation in interest income associated with approximately $237 million of customer margin debit balances and fees earned in connection with approximately $1.2 billion in customer money market account balances.
          Commission revenue increased 5% in 2004. The improvement was largely due to the increased activity on the part of the firm’s retail client base as well as the increase in average production per financial consultant from $335,000 of gross revenues per financial consultant during 2003 to $373,000 during 2004.
          The increase in employee compensation and benefits of 8% from 2003 is primarily due to the increase in the firm’s bonuses which is correlated to the increased investment banking revenues from 2004.
          Occupancy and rent expenses have increased 21% from 2003. This increase is primarily due to the additional offices opened in 2004 and the leasing of back-office space associated with the relocation of Ryan Beck’s corporate headquarters.
          The increase in advertising and promotion expense was mainly attributable to expenses associated with the launch of Ryan Beck’s first formal advertising campaign designed to expand Ryan Beck’s exposure through print and television media.
          Professional fees decreased by 48% in 2004. The decrease is primarily due to legal settlements reached in 2004, including the settlement of the former Gruntal bankruptcy case, which resulted in a decrease in Ryan Beck’s legal reserve for 2004. Offsetting this decrease was the increase in professional fees associated with higher internal audit costs related to Ryan Beck’s compliance with the Sarbanes-Oxley Act of 2002.
          The decrease in communications and other expenses from 2003 related primarily to decreased communication costs due to the elimination of duplicate vendors and services previously carried as a result of the Gruntal transaction.

Parent Company Results of Operations
          The following table is a condensed income statement summarizing the parent company’s results of operations (in thousands):

	For the Years			Change	Change
	Ended December 31,			2005 vs	2004 vs
	2005	2004	2003	2004	2003
Net interest income (expense):
Interest on loans	$556	$1,751	$1,488	$(1,195)	$263
Interest on short term investments	1,701	756	234	945	522
Interest on junior subordinated debentures	(19,347)	(16,958)	(16,344)	(2,389)	(614)

Net interest income (expense)	(17,090)	(14,451)	(14,622)	(2,639)	171

Non-interest income:
Income from unconsolidated subsidiaries	621	485	425	136	60
Gains on securities activities	731	3,693	404	(2,962)	3,289
Litigation settlement	—	22,840	—	(22,840)	22,840
Investment banking expense	—	—	(635)	—	635
Other	1,172	512	—	660	512

Non-interest income	2,524	27,530	194	(25,006)	27,336

Non-interest expense:
Employee compensation and benefits	4,047	3,042	90	1,005	2,952
Advertising and promotion	422	289	—	133	289
Professional fees	1,179	1,708	1,500	(529)	208
Cost associated with debt redemption	—	—	1,648	—	(1,648)
Other	515	603	600	(88)	3

Non-interest expense	6,163	5,642	3,838	521	1,804

(Loss) income before income taxes	(20,729)	7,437	(18,266)	(28,166)	25,703
Income tax (expense) benefit	7,435	(2,692)	5,089	10,127	(7,781)

(Loss) income from continuing operations	$(13,294)	$4,745	$(13,177)	$(18,039)	$17,922

          Parent Company interest on loans during 2005 and 2004 represents interest income on loans to Levitt. Levitt repaid all of its borrowings from us during 2005 resulting in a decline in interest on loans during 2005 compared to 2004. Interest on loans for 2003 represents interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt. The $30 million loan to Levitt was repaid in May 2005. The $5 million Ryan Beck loan was repaid in September 2003.
          A portion of the funds received during 2005 from the repayments of the Levitt borrowings were invested in short term investments with a money manager. Interest on short term investments during 2005 and 2004 was primarily interest and dividends associated with a debt and equity portfolio managed by the money manager as well as earnings from a reverse repurchase account with BankAtlantic. The increase in short term investment interest income resulted from the investment of the proceeds from the repayments of the Levitt borrowings. Interest income on investments during the comparable 2003 period primarily was interest income recognized by the Company on the BankAtlantic reverse repurchase account.
          Interest expense for the years ended December 31, 2005, 2004 and 2003 consisted primarily of debt service on the Company’s junior subordinated debentures. The average balance of the Company’s junior subordinated debentures was $263.3 million during each of the years in the three year period ended December 31, 2005. The increase in the interest expense in 2004 and 2005 was primarily due to higher rates on variable rate junior subordinated debentures resulting from the increase in short term rates which began in June 2004. Of the $263.3 million of junior subordinated debentures, $128.9 million bear interest at variable rates which adjust quarterly.

          Income from unconsolidated subsidiaries during 2005 represents $556,000 of equity earnings from trusts formed to issue trust preferred securities and $65,000 of equity earnings in a rental real estate joint venture that was formed during the third quarter of 2005. The equity earnings from the trust is generated by an equivalent amount of interest that we pay on the Company’s junior subordinated debentures. Income from unconsolidated subsidiaries during 2004 and 2003 represents equity earnings from the trusts.
          The securities activities gain during 2005 reflects transactions by the money manager to rebalance the portfolio in response to changes in the equity markets. The securities activities during 2004 primarily represent gains from sales of exchanged traded mutual funds. The Company sold its mutual funds and invested the proceeds with the money manager. Securities activities during 2003 represent a gain realized on a liquidating dividend from an equity security.
          The litigation settlement in 2004 reflects proceeds from the settlement of litigation related to the Company’s prior investment of $15 million in a private technology company. Pursuant to that settlement, the Company sold its stock in the technology company to a third party investor group for $15 million in cash, the Company’s original cost, and the Company received consideration from the technology company for legal expenses and damages, which consisted of $1.7 million in cash and 378,160 shares of the Company’s Class A common stock returned by the technology company to the Company.
          The Company’s investment banking expense during the year ended December 31, 2003 resulted from fees paid by it to Ryan Beck in connection with Ryan Beck’s underwriting of offerings of trust preferred securities by the Company in 2003. These fees are included in Ryan Beck’s investment banking income in Ryan Beck’s business segment results of operations but were eliminated in the Company’s consolidated financial statements.
          The Company recorded compensation expense during 2005 and 2004 as a result of the allocation of investor relations, corporate and risk management compensation costs to the Company from BankAtlantic effective January 1, 2004. This expense was partially offset by fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC Financial Corporation, which are included in other income. Compensation expense during the 2003 periods primarily resulted from the issuance of Class A restricted stock to BankAtlantic employees and the amortization of a forgivable loan related to executive recruiting.
          Cost associated with debt redemption during 2003 resulted from the Company redeeming its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $916,000 call premium.
          The decreased professional fees during 2005 primarily resulted from lower fees associated with compliance with the Sarbanes Oxley Act during 2005 compared to 2004. The increase in professional fees during 2004 compared to 2003 resulted from expenses incurred to comply with the Sarbanes Oxley Act, partially offset by lower legal costs incurred in connection with the technology company litigation, which was settled in the first quarter of 2004.
BankAtlantic Bancorp Consolidated Financial Condition
          Total assets at December 31, 2005 were $6.5 billion compared to $6.4 billion at December 31, 2004. The changes in components of total assets from December 31, 2004 to December 31, 2005 are summarized below:
•	Higher cash and due from depository institution balances resulting from lower cash letter receivables;

•	Increase in securities owned and a decrease in due from clearing broker associated with Ryan Beck’s trading activities;

•	Decline in securities available for sale reflecting an investment strategy to limit asset growth in response to the relatively flat yield curve during 2005;

•	Higher investment securities balances associated with a decision to invest in tax exempt securities during the first quarter of 2005 as after tax yields on these securities were more attractive than alternative investments;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Decline in loan receivable balances associated with lower commercial real estate loan balances primarily resulting from a decision to cease condominium lending;

•	Increase in accrued interest receivable resulting from higher earning asset rates during 2005 compared to 2004;

•	Lower real estate inventory related to closing of units by the Riverclub real estate joint venture acquired by BankAtlantic in connection with a financial institution acquisition during 2002;

•	Increase in investment in unconsolidated subsidiaries due to an investment in a rental real estate joint venture during 2005;

•	Increase in office properties and equipment associated with the Company’s new corporate headquarters building and BankAtlantic’s branch renovation and expansion initiatives;

•	Increase in deferred tax asset primarily resulting from a decline in other comprehensive income;

•	Higher other assets related to an increase in outstanding forgivable notes issued in connection with Ryan Beck’s recruitment and retention program.
          The Company’s total liabilities at December 31, 2005 were $6.0 billion compared to $5.9 billion at December 31, 2004. The changes in components of total liabilities from December 31, 2004 to December 31, 2005 are summarized below:
•	Higher deposit account balances resulting from the growth in low-cost deposits associated with “Florida’s Most Convenient Bank” and totally free checking account initiatives;

•	Increase in secured borrowings associated with loan participations sold without recourse that are accounted for as borrowings;

•	Repayments of short term borrowings funded from low cost deposit growth and a decline in total assets;

•	Increase in development notes payable associated with the Riverclub real estate joint venture;

•	Declines in securities sold but not yet purchased and due from clearing agent resulting from Ryan Beck’s trading activities;

•	Increase in other liabilities associated with a $10 million reserve established for possible AML-BSA fines and penalties and an increase in deferred rent associated with operating leases executed for BankAtlantic’s branch and corporate facilities expansion.
          Stockholders’ equity at December 31, 2005 was $516.3 million compared to $469.3 million at December 31, 2004. The increase was primarily attributable to: earnings of $59.2 million, a $6.9 million increase in additional paid in capital from the issuance of common stock and associated tax benefits upon the exercise of stock options and a $239,000 reduction in restricted stock unearned compensation from amortization. The above increases in stockholders’ equity were partially offset by declaration of $8.9 million of common stock dividends, a $347,000 reduction in additional paid in capital resulting from the retirement of 90,000 shares of Ryan Beck’s common stock issued upon exercise of employee stock options, a $5.3 million change in accumulated other comprehensive income, net of income tax benefits, and a $4.7 million reduction in additional paid in capital related to the acceptance of Class A common stock as consideration for the payment of withholding taxes and the exercise price which were due upon the exercise of Class A stock options.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc.
          The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, the liquidation of equity securities and other investments it holds and management fees from subsidiaries and affiliates. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities, fund joint venture investments, pay dividends and fund operations. The Company’s annual debt service associated with its junior subordinated debentures and notes payable is approximately $19.3 million at December 31, 2005. The Company’s estimated current annual dividends to common shareholders are approximately $9.2 million. During the year ended December 31, 2005, the Company received $20.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and on the ability of BankAtlantic to pay dividends to the Company. The payment of dividends by BankAtlantic is subject to regulations and OTS approval and is based upon BankAtlantic’s regulatory capital levels and net income. In addition, Ryan Beck paid $5.0 million in dividends to the Company during the year ended December 31, 2004. Ryan Beck did not pay any dividends to the Company during 2005. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.
          In connection with the Levitt spin-off, a $30.0 million demand note owed by Levitt to the Company was converted to a five year term note and prior to the spin-off, Levitt declared an $8.0 million dividend to the Company payable in the form of a note. In March 2005, the $8.0 million note was paid in full and the $30.0 million note was paid down to $16.0 million. In May 2005, Levitt repaid the remaining $16 million on the $30 million note. The proceeds from the loan payments were invested in managed funds with a third party money manager. Investments in managed funds had a fair value of $93 million at December 31, 2005. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, or other business purposes. At December 31, 2005, these funds had a net unrealized gain of $7.3 million.
          In March 2005, the Company repaid the remaining $100,000 under a revolving credit facility with an independent financial institution. In May 2005, the Company entered into a modification agreement to the revolving credit facility reducing the commitment amount from $30 million to $20 million and extending the maturity date from March 1, 2005 to March 1, 2007. Subsequent to December 31, 2005, the line was reduced to $15 million. The credit facility contains customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. At December 31, 2005 the Company was in compliance with all loan covenants except with respect to the allowance for loan losses to total loans ratio. During February 2006, the loan agreement was amended and the Company is currently in compliance with the amended loan financial covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points.
          In September 2005, the Company entered into a revolving credit facility of $15 million with another independent financial institution. The credit facility contains customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. This loan is also secured by the common stock of BankAtlantic. At December 31, 2005 the Company was in compliance with all loan covenants.
BankAtlantic
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
          BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; and funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, acquisitions of properties and equipment, payments of operating expenses and payments of dividends to the

Company. The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic has utilized its FHLB line of credit to borrow $1.3 billion at December 31, 2005. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $1.2 billion at December 31, 2005. BankAtlantic has established lines of credit for up to $532.9 million with other banks to purchase federal funds of which $139.5 million was outstanding at December 31, 2005. BankAtlantic has also established a $6.3 million potential advance with the Federal Reserve Bank of Atlanta. During the 2005 third quarter, BankAtlantic became a participating institution in the Federal Reserve Treasury Investment Program. The U.S. Treasury at its discretion can deposit up to $50 million with BankAtlantic. Included in our federal funds purchased at December 31, 2005 was $24.7 million of short term borrowings associated with the program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At December 31, 2005, BankAtlantic had $78.3 million of outstanding brokered deposits.
          BankAtlantic’s commitments to originate and purchase loans at December 31, 2005 were $327.3 million and $6.7 million, respectively, compared to $259.8 million and $40.0 million, respectively, at December 31, 2004. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $0 and $4.0 million at December 31, 2005 and 2004, respectively. At December 31, 2005, total loan commitments represented approximately 7.2% of net loans receivable.
          At year-end 2005, BankAtlantic had investments and mortgage-backed securities of approximately $118.5 million pledged against securities sold under agreements to repurchase, $37.9 million pledged against public deposits and $51.9 million pledged against treasury tax and loan accounts.
          In 2004, BankAtlantic announced its de novo branch expansion strategy under which it opened 5 branches during 2005. At December 31, 2005, BankAtlantic has $5.3 million of commitment to purchase land for branch expansion. BankAtlantic had entered into operating land leases and has purchased various parcels of land for future branch construction throughout Florida. BankAtlantic plans to open approximately 14 branches during 2006 and relocate two branches, subject to required regulatory approvals. The estimated cost of opening and relocating these branches is approximately $46.4 million.
          A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2005. The total amount of principal repayments on loans and securities contractually due after December 31, 2006 was $4.7 billion, of which $1.7 billion have fixed interest rates and $3.0 billion have floating or adjustable interest rates. Actual principal repayments may differ from information shown below (in thousands):

	Outstanding
	on
	December 31,	For the Period Ending December 31, (1)
	2005	2006	2007-2008	2009-2013	2014-2018	2019-2023	>2024
Commercial real estate	$2,551,969	$1,101,662	$897,973	$321,909	$153,853	$72,612	$3,960
Residential real estate	2,045,593	33,935	36,489	39,691	172,306	254,375	1,508,797
Consumer (2)	541,518	3,108	2,270	30,730	343,242	162,168	—
Commercial business	170,485	99,423	25,663	40,267	5,132	—	—

Total loans	$5,309,565	$1,238,128	$962,395	$432,597	$674,533	$489,155	$1,512,757

Total securities available for sale (3)	$585,099	$5,410	$79,682	$52,526	$143,622	$51,225	$252,634

(1)	Does not include deductions for the undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.

(2)	Includes second mortgage loans.

(3)	Does not include $89.4 million of equity securities available for sale.
          Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2005 were (in thousands):

	Commercial	Real Estate
	Business	Construction	Total
One year or less	$159,015	$1,131,113	$1,290,128
Over one year, but less than five years	11,243	201,181	212,424
Over five years	227	7,505	7,732

	$170,485	$1,339,799	$1,510,284

Due After One Year:
Pre-determined interest rate	$11,470	$91,011	$102,481
Floating or adjustable interest rate	—	117,675	117,675

	$11,470	$208,686	$220,156

          BankAtlantic’s geographic loan concentration at December 31, 2005 was:

Florida	57%
California	11%
Northeast	8%
Other	24%

100%

          The loan concentration for BankAtlantic’s originated portfolio is primarily in Florida. The concentration in California, the Northeast, and other locations primarily relates to purchased wholesale residential real estate loans.
          At December 31, 2005, BankAtlantic met all applicable liquidity and regulatory capital requirements. At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At December 31, 2005:
Total risk-based capital	$512,664	11.50%	8.00%	10.00%
Tier 1 risk-based capital	$446,419	10.02%	4.00%	6.00%
Tangible capital	$446,419	7.42%	1.50%	1.50%
Core capital	$446,419	7.42%	4.00%	5.00%

At December 31, 2004:
Total risk-based capital	$476,600	10.80%	8.00%	10.00%
Tier 1 risk-based capital	$405,482	9.19%	4.00%	6.00%
Tangible capital	$405,482	6.83%	1.50%	1.50%
Core capital	$405,482	6.83%	4.00%	5.00%
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of

FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulation of Federal Savings Banks”.
Ryan Beck
          Ryan Beck’s primary sources of funds during the year ended December 31, 2005 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments and fees from customers. These funds were primarily utilized to pay operating expenses, and fund capital expenditures. As part of the Gruntal transaction in 2002, Ryan Beck acquired all of the membership interests in The GMS Group, LLC (“GMS”). During 2003, Ryan Beck sold GMS for $22.6 million, receiving cash proceeds of $9.0 million and a $13.6 million promissory note. The note is secured by the membership interests in GMS and requires GMS to maintain certain capital and financial ratios. During 2005 and 2004, the buyer made $3.0 million and $5.9 million, respectively, of principal repayments of the promissory note, which reduced the balance to $3.3 million at December 31, 2005.
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
          Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $41.2 million, which was $40.2 million in excess of its required net capital of $1.0 million at December 31, 2005.
          Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2005.
Consolidated Cash Flows
A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Net cash provided (used) by:
Operating activities	$57,339	$67,295	$100,327
Investing activities	118,615	(1,457,098)	147,773
Financing activities	(140,753)	1,404,981	(378,963)

Increase (decrease) in cash and cash equivalents	$35,201	$15,178	$(130,863)

          Cash flows from operating activities declined during 2005 compared to 2004 due primarily to lower net income.

          Cash flows from investing activities increased significantly primarily resulting from net repayments of loans receivable during 2005 compared to net originations of loans receivable during 2004 as well as lower securities purchased during 2005 compared to 2004.
          Cash flows from financing activities declined substantially during 2005 primarily due to repayment of FHLB advances as compared to 2004. The FHLB advances were repaid primarily from loan repayments.
          Cash flows from operating activities declined during 2004 compared to 2003 due primarily to a decrease in Ryan Beck’s clearing agent liability and the reduction in cash flows attributable to Levitt’s operations due to the December 31, 2003 spin-off. The above declines in cash flows were partially offset by a substantial decrease in real estate inventory as a result of the Levitt spin-off.
          Cash flows from investing activities decreased during 2004 compared to 2003 due to a substantial increase in loan purchases and originations and securities purchases.
          Cash flows from financing activities increased during 2004 compared to 2003 resulting primarily from additional FHLB advance and short-term borrowings used to fund loan and securities purchases. Also contributing to the increase in cash flows from financing activities was a substantial increase in low-cost deposits.
Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments
          The table below summarizes the Company’s loan commitments at December 31, 2005 (in thousands):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			After 5
Commercial Commitments	Committed	1 year	1-3 years	4-5 years	years
Lines of credit	$621,397	$119,639	$—	$—	$501,758
Standby letters of credit	67,868	67,868	—	—	—
Other commercial commitments	333,990	333,990	—	—	—

Total commercial commitments	$1,023,255	$521,497	$—	$—	$501,758

          Lines of credit are primarily revolving lines to home equity loan and business loan customers. The business loans to customers usually expire in less than one year and the home equity lines generally expire in 15 years.
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $49.8 million at December 31, 2005. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $18.1 million at December 31, 2005. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments, similar to other types of borrowings.
          Loan commitments are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.

          At December 31, 2005, the Company did not have off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.
     The table below summarizes the Company’s contractual obligations at December 31, 2005 (in thousands).

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$812,940	$662,535	$127,886	$21,943	$576
Long-term debt	440,628	66,816	76,157	3,416	294,239
Advances from FHLB (1)	1,283,532	762,532	409,000	32,000	80,000
Operating lease obligations	88,998	15,386	27,950	17,791	27,871
Pension obligation	13,004	890	1,893	2,549	7,672
Other obligations	35,540	10,440	8,000	5,900	11,200
Securities sold but not yet purchased	35,177	35,177	—	—	—

Total contractual cash obligations	$2,709,819	$1,553,776	$650,886	$83,599	$421,558

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities
          Long-term debt primarily consists of the junior subordinated debentures issued by the Company as well as BankAtlantic’s subordinated debentures, secured borrowings and mortgage backed bonds. Operating lease obligations represent minimum future lease payments in which the Company is the lessee for real estate and equipment leases.
          Securities sold but not yet purchased represent obligations of Ryan Beck to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices.
          The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2005. The payments represent the estimated benefit payments through 2015, of which the majority of the payments will be funded through plan assets. The table does not include estimated benefit payments after 2015. The actuarial present value of the projected accumulated benefit obligation was $29.4 million at December 31, 2005.
          The other obligations are legally binding agreements with vendors for the purchase of services, land and materials associated with the expansion and renovation of BankAtlantic’s branches as well as advertising, marketing and sponsorship contracts.
          During the years ended December 31, 2005 and 2004, actions were taken by Levitt with respect to the development of the property which was formerly BankAtlantic’s headquarters. Levitt’s efforts included the successful rezoning of the property and obtaining the permits necessary to develop the property for residential and commercial use. At December 31, 2005, BankAtlantic had agreed to reimburse Levitt $438,000 for the costs incurred by it in connection with the development of this project.
          Levitt has also sought as additional compensation from BankAtlantic a percentage of the increase in the value of the underlying property attributable to Levitt’s efforts based upon the proceeds to be received from BankAtlantic on the sale of the property to a third party. The timing and amount of such additional compensation, if any, has not yet been agreed upon.
          Ryan Beck’s customers’ securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of Ryan Beck and is responsible for execution, collection and payment of funds, and receipt and delivery of securities relative to customer transactions. Customers’ securities activities are transacted on a cash and margin basis. These transactions may expose Ryan Beck to off-balance-sheet risk, wherein the clearing broker may charge Ryan Beck for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. As the right to charge Ryan Beck has no maximum amount and applies to all trades executed through the clearing broker, Ryan Beck believes there is no maximum amount assignable to this right. At December 31, 2005, Ryan Beck recorded liabilities of approximately $13,000 with regard to this right. Ryan Beck has the right to pursue collection or performance from the counter parties who do not perform under their contractual obligations. Ryan Beck seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and ensure that customer transactions are executed properly by the clearing broker.
          Ryan Beck enters into various transactions involving derivatives and other off-balance sheet financial instruments. These financial instruments include futures, mortgage-backed to-be-announced securities (TBAs) and securities purchased and sold on a when-issued basis (when-issued securities). These derivative financial instruments are used to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. Derivative transactions are entered into for trading purposes or to economically hedge other positions or transactions.
          Ryan Beck enters into futures contracts and TBAs and when-issued securities, all of which provide for the delayed delivery of the underlying instrument. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Accordingly, futures contracts generally do not have credit risk. The credit risk for TBAs, options and when-issued securities is limited to the unrealized market valuation gains recorded in the statement of financial condition. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces such as volatility and changes in interest rates.
          Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and hedge market risk exposures. These financial instruments include securities sold, but not yet purchased and future contracts. Securities sold, but not yet purchased represent obligations of the Company to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company’s ultimate obligation may exceed the amount recognized in the Consolidated Statement of Financial Condition.
          Ryan Beck is engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is Ryan Beck’s policy to review, as necessary, the credit standing of each counterparty.
Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for contingencies, and assumptions used in the pro forma note disclosure for stock based compensation. The six accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations and (vi) accounting for contingencies. We have discussed the critical accounting estimates outlined below with our audit committee of our board of directors, and the audit committee has reviewed our disclosure. See note #1, Summary of Significant Accounting Policies to the “Notes to Consolidated Financial Statements”, for a detailed discussion of our significant accounting policies.
Allowance for loan losses
          The allowance for loan losses is maintained at an amount we consider adequate to absorb probable losses inherent in our loan portfolio. We have developed policies and procedures for evaluating our allowance for loan losses which consider all information available to us. However, we must rely on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances change the allowance for loan losses may decrease or increase significantly.
          The calculation of our allowance for loan losses consists of three components. The first component requires us to identify impaired loans based on management classification and, if necessary, assign a valuation allowance to the impaired loans. Valuation allowances are established using management estimates of the fair value of collateral and based on valuation models that present value estimated expected future cash flows. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. Most of our loans do not have an observable market price and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. This would include updated information that came to management’s attention about the loans or a change in the current economic environment. As a consequence of the estimates and assumptions required to calculate the first component of our allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.
          The second component of the allowance requires us to group loans that have similar credit risk characteristics so as to form a basis for predicting losses based on loss percentages and delinquency trends as it relates to the group. Management assigns an allowance to these groups of loans by utilizing data such as historical loss experiences, loan-to-value ratios, concentration of credit risk, and delinquency trends. Management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios. A subsequent change in data trends may result in material changes in this component of the allowance from period to period.
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
          Management believes that the allowance for loan losses reflects management’s best estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2005, our allowance for loan losses was $41 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product and the amount of our unassigned allowance. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans. These uncertainties are beyond management’s control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.
          We periodically analyze our loan portfolio by monitoring the loan mix, credit quality, historical trends and economic conditions. As a consequence, our allowance for loan losses estimates will change from period to period. A portion of the change in our loan loss estimates during the five year period ended December 31, 2005 resulted from changes in credit policies which focused our loan production on collateral based loans and the discontinuation of certain loan products. We believe that these changes reduced our allowance for loan losses as measured by the decline in our allowance to loan losses to total loans from 1.59% at December 31, 2001 to 0.88% at December 31, 2005. If our historical loss experience increased or decreased in the assigned portion of the allowance for loan losses by 25 basis points at December 31, 2005, we estimate that our pre-tax earnings would increase or decrease by approximately $11 million.
Valuation of securities and trading activities
          We record our securities available for sale, investment securities, trading securities and derivative instruments in our statement of financial condition at fair value. We use the following three methods for valuation: obtaining market price quotes, using a price matrix, and applying a management valuation model.
          The following table provides the sources of fair value for our securities, brokerage industry securities and derivatives instruments at December 31, 2005 (in thousands):

	National	Broker
	Market price	Price	Valuation
	Quotes	Quotes	Model	Total
Securities:
Mortgage-backed securities	$—	$381,540	$—	$381,540
Tax exempt securities	—	394,774	—	394,774
Other securities	—	—	588	588
U.S. Treasury notes	—	1,000	—	1,000
Equity securities	89,445	—	—	89,445

Total securities	89,445	777,314	588	867,347

Brokerage industry securities and derivatives:
Securities owned	180,292	—	—	180,292
Securities sold not yet purchased	(35,177)	—	—	(35,177)

Total Brokerage industry securities	145,115	—	—	145,115

Total	$234,560	$777,314	$588	$1,012,462

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
          We subscribe to a third-party service to obtain a pricing matrix to determine the fair value of our debt securities. The pricing matrix computes a fair value of debt securities based on the securities’ coupon rate, maturity date and estimates of future prepayment rates. The valuations obtained from the pricing matrix are not actual transactions and may not reflect the actual amount that would be realized upon sale. It is likely that we would obtain materially different results if different interest rate and prepayment assumptions were used in the valuation. We adjust our debt securities available for sale to fair value monthly with a corresponding increase or decrease, net of income taxes, to other comprehensive income. Debt securities held to maturity are recorded at historical cost with the fair value disclosed on our statement of financial condition. Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.
          At December 31, 2005, the fair value and unrealized loss associated with our securities was $867.3 million and $1.9 million, respectively. If interest rates were to decline by 200 basis points, we estimate that the fair value of our debt securities portfolio would increase by $81.5 million. In contrast, if interest rates were to increase by 200 basis points, we estimate that the fair value of our debt securities would decline by $77.3 million. The above changes in value are based on various assumptions concerning prepayment rates and shifts in the interest rate yield curve and do not take into account any mitigating steps that management might take in response to changes in interest rates. We are likely to obtain significantly different results if these assumptions were changed.
          Securities owned and securities sold but not yet purchased are accounted for at fair value with changes in fair value included in earnings. The fair value of these securities is determined by obtaining security values from various sources, including dealer price quotations and price quotations for similar instruments traded and management estimates. The majority of our securities owned are listed on national markets or market quotes can be obtained from brokers. The fair values of securities owned and securities sold but not yet purchased are highly volatile and are largely driven by general market conditions and changes in the market environment. The most significant factors affecting the valuation of securities owned and securities sold but not yet purchased is the lack of liquidity and credit quality of the issuer. Lack of liquidity results when trading in a position or a market sector has slowed significantly or ceased and quotes may not be available.
Impairment of Goodwill and Other Indefinite-live Intangible Assets
          We test goodwill for impairment annually. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The fair values of the reporting units are estimated using discounted cash flow present value techniques and management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At September 30, 2005 (our goodwill impairment testing date) the fair value of our reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of our reporting units declines below the carrying amount we would have to perform the second step of the impairment test. This step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on our financial statements. These unrecognized assets may result in a significant impairment of goodwill. At December 31, 2005, total goodwill was $76.7 million. The fair value of our bank operations and Ryan Beck reportable segments assigned goodwill exceeds the carrying value by $526 million and $80 million, respectively.
Impairment of Long-Lived Assets
          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows as well as evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation and amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques. At December 31, 2005, total property and equipment was $154.1 million.

          Our core deposit intangible assets are periodically reviewed for impairment at the branch level by reviewing the undiscounted cash flows by branch in order to assess recoverability. At December 31, 2005 our core deposit intangible asset was $8.4 million. The undiscounted cash flows of the branches assigned to the core deposit intangible asset exceeded its carrying amount at December 31, 2005.
          During the second quarter of 2005, we relocated our corporate headquarters and finalized a plan to raze the old corporate headquarters building and construct a branch on the site. As a consequence of the relocation and the expected demolition of the old corporate headquarters building we recorded an impairment charge of $3.7 million during the year ended December 31, 2005. The facilities are classified as “held and used”, as defined by FASB Statement No. 144 as a bank branch is operating on the site.
          During 2004, we finalized a plan to renovate the interior of BankAtlantic’s branches. As a result of the renovation plan, BankAtlantic shortened the estimated lives of branch fixed assets resulting in $1.5 million and $900,000 of accelerated depreciation and amortization during 2004 and 2005, respectively.
Accounting for Business Combinations
          The Company accounts for its business combinations based on the purchase method of accounting. The purchase method of accounting requires us to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.
Accounting for Contingencies
          Contingent liabilities consist of liabilities that we may incur in connection with Ryan Beck arbitration proceedings, litigation and regulatory and tax uncertainties arising from the conduct of our business activities. We have established reserves for legal, regulatory and other claims when it becomes probable that we will incur a loss and the loss is reasonably estimated. We have attorneys, consultants and other professionals assessing the probability of the estimated amounts. Changes in these assessments can lead to changes in the recorded reserves and the actual costs of resolving the claims may be substantially higher or lower than the amounts reserved for the claim. The reserving for contingencies is based on management’s judgment on uncertain events in which changes in circumstances could significantly affect the amounts recorded in the Company’s financial statements. At December 31, 2005, total reserves for contingent liabilities included in other liabilities were $10.7 million, including a $10 million reserve established during the fourth quarter of 2005 relating to the AML-BSA compliance matter (See “Item 1A. Risk Factors.”)
Dividends
          The availability of funds for dividend payments depends upon BankAtlantic’s and Ryan Beck’s ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. See “Regulation and Supervision – Limitation on Capital Distributions.”
          Subject to the results of operations and regulatory capital requirements for BankAtlantic and indenture restrictions, we will seek to declare regular quarterly cash dividends on our common stock.

BankAtlantic Bancorp Impact of Inflation
          The financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
          Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully under the section entitled “Consolidated Interest Rate Risk” In Item 7A below.”

Homebuilding & Real Estate Development
          Our Homebuilding & Real Estate Development segment consists of Levitt, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
“Executive Overview
          Management evaluates the performance and prospects of the Company and its subsidiaries using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, cost of sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes and net income. Non-financial measures used to evaluate both historical performance and our future prospects include number of homes delivered, the number and value of new orders executed, the number of housing starts, the average selling price of our homes and the number of homes delivered, the number of homes and acres in backlog (which we measure as homes or land subject to executed sales contracts) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. The Company’s ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating the Company’s future prospects as are general economic factors and interest rate trends. Some of the above measures are discussed in the following sections as they relate to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and we may from time to time utilize additional financial and non-financial information or may not use each of the measures listed above.
Outlook
          2005 was a transitional year. After posting record earnings in 2004 following several sequential years of strong growth, we identified certain organizational and infrastructure issues which needed to be addressed in order to support continued growth. We concluded that additional investment would be required to strengthen the management team, increase field construction capacity and competency and standardize policies and procedures to enhance operational consistency. While total revenue grew marginally in 2005, profitability declined reflecting our increased expenditures on infrastructure and a 16% decline in home deliveries in 2005. Higher average selling prices in 2005 enabled us to enter 2006 with a record backlog in dollar terms. We also enter 2006 with a stronger and more diversified inventory position as a result of the opening of several new communities and expansion into regions outside of the State of Florida.
          The competitive environment for homebuilding varies by region and also among our various communities, but market conditions in 2006 generally appear to have softened and homebuyers appear to be more cautious in their home purchases. We are increasing our investment in advertising and other promotional incentives, expanding third party broker programs and retraining our sales force with a view toward increasing traffic and improving conversion rates. We instituted improved quality control programs and customer satisfaction initiatives to improve the Company’s reputation, referral rate and competitive position. While historically we have been able to raise the prices of our new homes due to strong consumer demand, such strong pricing power appears to be weaker although opportunities to increase prices exist in certain regions and at some of our projects. We anticipate that the combination of relatively stable prices, higher marketing costs and rising construction costs could exert downward pressure on homebuilding margins in the future. In addition, we believe continued infrastructure investments will be necessary to fund projects launched in 2005 and to realize growth goals.

Impact of Historical Growth on Operations and Future Prospects
          Due in large part to stronger than expected sales of new homes in prior periods, we experienced production challenges in some of our homebuilding communities and our inventory of homes available for sale was greatly diminished. Those increased sales led to extended delivery cycles in 2004 and 2005 beyond our 12-month target. As a result of the extended delivery cycles and our depleted inventory levels, we slowed the pace of sales throughout our Florida communities beginning in late 2004. Current results of operations reflect the slower pace of sales. We engaged outside consultants to assist the Company in reviewing our organizational structure, production and operational practices. We expect that results of operations will benefit from the revised policies and practices starting in 2006. We continue to replenish our lot inventory in Florida, Georgia, Tennessee and South Carolina and new communities have recently opened in each of those locations. In addition, we have entered into contracts to acquire approximately 5,345 additional lots to support growth in 2006 and beyond. While the value of our backlog, reflecting higher average selling prices, has grown in comparison to December 31, 2004, the backlog of units decreased slightly as of December 31, 2005 from the 2004 level. The backlog is expected to grow in the future as our organizational and infrastructure improvements permit us to increase the pace of sales in association with the opening of additional communities. The average selling price of our homes continues to increase and our overall margin percentages have thus far resisted compression due primarily to the favorable selling conditions in the Florida markets where the majority of our operations are currently located; however, as noted above, there is no assurance that these conditions will continue in 2006.
Critical Accounting Policies and Estimates
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of revenues and expenses on the statements of income for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the valuation of real estate and estimated costs to complete construction, the valuation of carrying values of investments in joint ventures, the valuation of the fair market value of assets and liabilities in the application of the purchase method of accounting and the amount of the deferred tax asset valuation allowance. We have identified the following accounting policies that management views as critical to the accurate portrayal of our financial condition and results of operations.
Inventory of Real Estate
          Inventory of real estate includes land, land development costs, interest and other construction costs and is stated at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Estimated fair value is based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The valuation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property. Due to the large acreage of certain land holdings and the nature of our project development life cycles, disposition in the normal course of business is expected to extend over a number of years.
          Land and indirect land development costs are accumulated by specific area and allocated to various parcels or housing units using either specific identification or apportioned based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of tangible selling costs, prepaid local government fees and capitalized real estate taxes. Tangible selling costs are capitalized by communities and represent costs incurred throughout the selling period to aid in the sale of housing units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage. These tangible selling costs are capitalized and expensed to cost of sales of the benefited home sales. Start-up costs and other selling costs are expensed as incurred.

          The expected future costs of development are analyzed at least annually to determine the appropriate allocation factors to charge to the remaining inventory as cost of sales when such inventory is sold. During the long term project development cycles in our Land Division, such development costs are subject to more relative volatility than similar costs in homebuilding. Costs to complete infrastructure will be influenced by changes in direct costs associated with labor and materials, as well as changes in development orders and regulatory compliance.
Investments in Unconsolidated Subsidiaries
          We follow the equity method of accounting to record our interests in subsidiaries in which we do not own the majority of the voting stock and to record our investment in variable interest entities in which we are not the primary beneficiary. These entities consist of Bluegreen Corporation, joint ventures and statutory business trusts. The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize our share of the joint venture’s earnings or losses. Distributions received reduce the carrying amount of the investment. These investments are evaluated annually or as events or circumstances warrant for other than temporary declines in value. Evidence of other than temporary declines includes the inability of the joint venture or investee to sustain an earnings capacity that would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions.
Homesite Contracts and Consolidation of Variable Interest Entities
          In the ordinary course of business we enter into contracts to purchase homesites and land held for development. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. Our liability for nonperformance under such contracts is typically only the required deposits, and typically our deposits or letters of credit are less than 20% of the underlying purchase price. We do not have legal title to these assets. However, if certain conditions are met under the requirements of FASB Interpretation No. 46(R), the Company’s land contracts may create a variable interest for the Company, with the Company being identified as the primary beneficiary. If these conditions are met, interpretation no. 46 requires us to consolidate the assets (homesites) at their fair value. At December 31, 2005 there were no assets under these contracts consolidated in our financial statements.
Revenue Recognition
          Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when other sale and profit recognition criteria are satisfied as required under accounting principles generally accepted in the United States of America for real estate transactions. In order to properly match revenues with expenses, we estimate construction and land development costs incurred but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas. We monitor the accuracy of estimates by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and make modifications to the estimates based on these comparisons. We do not expect the estimation process to change in the future.
Capitalized Interest
          Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stage and during the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is amortized to cost of sales on the relative sales value method as related homes, and land are sold.

     Income Taxes
          The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax asset will not be realized.
     Consolidated Results of Operations

				2005	2004
	Year Ended December 31,			vs. 2004	vs. 2003
	2005	2004	2003	Change	Change
	(In thousands, except per share data)
Revenues
Sales of real estate	$558,112	549,652	283,058	8,460	266,594
Title and mortgage operations	3,750	4,798	2,466	(1,048)	2,332

Total revenues	561,862	554,450	285,524	7,412	268,926

Costs and expenses
Cost of sales of real estate	408,082	406,274	209,431	1,808	196,843
Selling, general and administrative expenses	87,639	71,001	42,027	16,638	28,974
Other expenses	4,855	7,600	1,924	(2,745)	5,676

Total costs and expenses	500,576	484,875	253,382	15,701	231,493

Earnings from Bluegreen Corporation	12,714	13,068	7,433	(354)	5,635
Earnings from joint ventures	69	6,050	483	(5,981)	5,567
Interest and other income	13,278	4,619	3,162	8,659	1,457

Income before income taxes	87,347	93,312	43,220	(5,965)	50,092
Provision for income taxes	32,436	35,897	16,400	(3,461)	19,497

Net income	$54,911	57,415	26,820	(2,504)	30,595

Basic earnings per share	$2.77	$3.10	$1.81	$(0.33)	$1.29
Diluted earnings per share (a)	$2.74	$3.04	$1.77	$(0.30)	$1.27

Weighted average shares outstanding	19,817	18,518	14,816	1,299	3,702
Diluted shares outstanding	19,929	18,600	14,816	1,329	3,784

(a)	Diluted earnings per share takes into account the dilution in earnings we recognize from Bluegreen as a result of outstanding securities issued by Bluegreen that enable the holders thereof to acquire shares of Bluegreen’s common stock.
     For the Year Ended December 31, 2005 Compared to the Same 2004 Period
          Consolidated net income decreased $2.5 million, or 4.4%, for the year ended December 31, 2005 as compared to 2004. The decrease in net income primarily resulted from a decrease in sales of real estate by our Homebuilding Division, coupled with an increase in overall selling, general and administrative expenses associated with our expansion into new markets, increased headcount, and our efforts to improve our organizational structure, production and operational practices. The impact of lower homebuilding revenue, higher spending on overhead, technology, training and infrastructure and lower earnings from joint ventures was partially mitigated by increases in sales by our Land Division and Levitt Commercial, as well as an increase in interest and other income.

          Our consolidated revenues from sales of real estate increased 1.5% to $558.1 million for the year ended December 31, 2005 from $549.7 million for the same 2004 period. This increase is attributable primarily to an increase in consolidated revenue from the Land Division which increased to $105.7 million in 2005 and an increase at Levitt Commercial from $5.6 million in 2004 to $14.7 million in 2005. These increases were partially offset by a decrease of $33.9 million in Homebuilding Division revenues as a result of fewer deliveries. The Land Division’s segment revenues of $96.2 million in 2004 include $24.4 million of sales to the Homebuilding Division which are eliminated in consolidation because they represent inter-company sales. The increase in the Land Division revenue is attributable primarily to the first quarter 2005 bulk sale for $64.7 million of five non-contiguous parcels of land consisting of 1,294 acres adjacent to our Tradition, Florida master-planned community.
          Selling, general and administrative expenses increased 23.4% to $87.6 million during 2005 compared to $71.0 million for the same 2004 period primarily as a result of higher employee compensation and benefits expenses and an increase in professional fees. As a percentage of total revenues, our selling, general and administrative expenses increased to 15.6% for 2005 from 12.8% for the year ended December 31, 2004. The increase in compensation expense was attributable to an increase in employee headcount associated with new hires in Central and South Florida (including the Company’s headquarters) and the continued expansion of homebuilding activities into North Florida, Georgia and South Carolina. Further, we incurred start-up costs such as advertising and administrative expenses associated with launching new communities in Atlanta, Georgia, Myrtle Beach, South Carolina and Nashville, Tennessee. The number of our full time employees increased to 640 at December 31, 2005, from 527 as of December 31, 2004. In addition, expenses incurred during the year ended December 31, 2005 reflect the full inclusion of Bowden’s operations, which operations were included commencing with its acquisition in May 2004. In connection with our initiatives to improve infrastructure, we incurred expenses associated with technology upgrades, training and human resource development and communications.
          We engaged consultants in 2005 to assist us in a detailed operational and organizational review. Following that detailed evaluation, we concluded that additional infrastructure investment and organizational change would be necessary in order to support growth objectives of the Homebuilding Division. As a result, the Company was organizationally restructured into regional teams with matrixed, multi-functional relationships. At the same time, we implemented numerous initiatives to support the new regional structure and increased infrastructure investment, which included recruiting additional managers, particularly in field operations; the evaluation, documentation, and implementation of industry best practices; the selection and implementation of a common technology platform; the development of curriculum and training programs; and formalized management communications relating to strategies and priorities. Overhead expense associated with this broad range of organizational and operational initiatives has increased, reflecting our higher employee headcount, retention of outside consultants and other direct program costs. We anticipate these higher levels of overhead expenses will continue into 2006 as the various programs are implemented and completed, and as a consequence selling, general and administrative expenses are expected to grow both in absolute dollar levels and as a percentage of total revenues throughout 2006.
          Interest incurred totaled $19.3 million and $11.1 million for 2005 and 2004, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable related to increases in our inventory of real estate and to an increase in interest rates associated with rising interest rate indices which impacted our variable rate indebtedness. Interest capitalized was $19.3 million for 2005 and $10.8 million for 2004. Cost of sales of real estate for the year ended December 31, 2005 and 2004 included previously capitalized interest of approximately $9.0 million and $9.9 million, respectively.
          The decrease in other expenses was primarily attributable to a decrease in hurricane expense, net of insurance recoveries. The expenses recorded to account for the estimated costs of remediating hurricane-related damage in our Florida Homebuilding and Land Divisions was $572,000 in 2005 compared with $4.4 million in 2004. This decrease in expense was partially offset by a one time additional reserve recorded to account for our share of costs associated with a litigation settlement, and a debt prepayment penalty incurred during the first quarter of 2005 at our Land Division.
          We recorded $12.7 million of earnings relating to our ownership interest in Bluegreen during the year ended December 31, 2005 as compared to $13.1 million for the year ended December 31, 2004. Before giving effect to the restatement discussed below, our earnings from Bluegreen were $15.0 million, net of purchase accounting adjustments.
     Bluegreen restated its financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2004 and 2003 due to certain misapplications of GAAP in the accounting for sales of the Company’s vacation ownership notes receivable and other related matters. The restatement accounts for the sales of notes receivable as on-balance sheet financing transactions as opposed to off-balance sheet sales transactions as Bluegreen had originally accounted for these transactions. Levitt recorded the cumulative effect of the restatement in the year ended December 31, 2005. This cumulative adjustment was recorded as a $2.4 million reduction of earnings from Bluegreen and a $1.1 million increase in our pro-rata share of unrealized gains recognized by Bluegreen. These adjustments resulted in a $1.3 million reduction to our investment in Bluegreen.
     Earnings from real estate joint ventures were $69,000 during 2005 compared to earnings of $6.0 million for 2004. In 2004, earnings from real estate joint ventures included the sale of an apartment complex and deliveries of homes and condominium units. During the year ended December 31, 2005, there were no unit deliveries by the Company’s joint ventures which were winding down operations.
     The increase in interest and other income of $8.7 million is primarily related to an increase in rental income, higher balances of interest-earning deposits at various financial institutions, a non-recurring contingent termination payment received from a previously dissolved partnership, and the reversal of accrued construction obligations associated with certain future infrastructure development requirements in our land division. The total increase in these items of approximately $10.1 million was offset by the absence of a one time $1.4 million reduction of a litigation reserve which was recorded in 2004. The $1.4 million reduction of a litigation reserve was the result of our successful appeal of a 2002 judgment which reversed the damages awarded by the trial jury and ordered a new trial to determine damages. The litigation reserve was reduced based on our assessment of the potential liability.
For the Year Ended December 31, 2004 Compared to the Same 2003 Period
     Consolidated net income increased $30.6 million, or 114%, for the year ended December 31, 2004 as compared to 2003. The increase in net income primarily resulted from an increase in sales of real estate by our Homebuilding and Land Divisions, from higher earnings from Bluegreen Corporation and from an increase in our earnings from our real estate joint venture activities.
     Our revenues from sales of real estate increased 94% to $549.7 million for the year ended December 31, 2004 from $283.1 million for the same 2003 period. This increase is attributable primarily to an increase in home deliveries from 1,011 homes delivered in 2003 to 2,126 homes delivered in 2004. Land sale revenues in 2004 included sales to the Homebuilding Division of $24.4 million. These inter-segment transactions were eliminated in consolidation and the profit recognized by the Land Division from these sales will be deferred until the Homebuilding Division delivers homes on these properties to third parties. At that time, consolidated cost of sales will be reduced by amount of Land Division profits that were deferred. Consolidated cost of sales was reduced by approximately $3.9 million in 2004 as a result of the recognition of previously deferred profits related to sales of land by our Land Division to our Homebuilding Division. Approximately $1.0 million of similarly deferred profits were recognized during 2003.
     Selling, general and administrative expenses increased during 2004 compared to the same 2003 period primarily as a result of higher employee compensation and benefits (including sales commissions and incentive bonuses), and increased insurance and professional service expenses. The increase in employee compensation and benefits expense was directly related to our new development projects in Central and South Florida, the expansion of homebuilding activities into North Florida and Georgia, the addition of Bowden and the increase in our home deliveries. The number of our full time employees increased to 527 at December 31, 2004 from 353 at December 31, 2003, and the number of part time employees declined slightly to 32 at December 31, 2004 from 34 at December 31, 2003. The increase in insurance and professional service expenses related primarily to costs associated with operating as an independent public company since the spin-off from BankAtlantic Bancorp. As a percentage of total revenues, selling, general and administrative expenses declined to 13% for 2004 from 15% in 2003.

     Interest incurred on notes and development bonds payable totaled $11.1 million and $7.9 million for 2004 and 2003, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable related to increases in our inventory of real estate. Interest capitalized was $10.8 million for 2004 and $7.7 million for 2003. Cost of sales of real estate for the year ended December 31, 2004 and 2003 included previously capitalized interest of approximately $9.9 million and $6.4 million, respectively.
     The increase in other expenses was primarily attributable to a $4.4 million charge, net of insurance recoveries, recorded to account for the estimated costs of remediating hurricane-related damage in our Florida Homebuilding and Land operations, as previously discussed.
     We recorded $13.1 million of earnings relating to our ownership interest in Bluegreen during the year ended December 31, 2004 as compared to $7.4 million for the year ended December 31, 2003. Our investment in Bluegreen was also reduced by $2.9 million during 2004 primarily to reflect the dilutive effect on our ownership interest of Bluegreen’s issuance of approximately 5.3 million shares of common stock in connection with the call for redemption of its 8.25% Convertible Subordinated Debentures and the exercise of stock options. At December 31, 2004 and 2003, our ownership interest in Bluegreen was 31% and 38%, respectively.
     Earnings from real estate joint ventures was $6.0 million during 2004 as compared to $483,000 for 2003. This increase in earnings in our real estate joint venture activities primarily resulted from gains recognized upon the sale of a joint venture’s property in Vero Beach, Florida, earnings associated with the delivery of condominium units by a joint venture project in Boca Raton, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. All three joint venture projects are sold out and their operations are essentially completed.
     The increase in interest and other income is primarily related to a $1.4 million reduction of a litigation reserve as a result of the Company’s successful appeal of a 2002 judgment
     The provision for income taxes increased $19.6 million, or 120%, to $36.0 million for 2004, due to increased earnings before taxes. The provision for income taxes for the year ended December 31, 2003 was net of a reduction in the deferred tax asset valuation allowance of approximately $418,000. Reductions in the deferred tax asset valuation allowance reduce the provision for income taxes for the year, thereby reducing the effective tax rate.

Homebuilding Division Results of Operations

				2005	2004
	Year Ended December 31,			vs. 2004	vs. 2003
	2005	2004	2003	Change	Change
	(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$438,367	472,296	222,257	(33,929)	250,039
Title and mortgage operations	3,750	4,798	2,466	(1,048)	2,332

Total revenues	442,117	477,094	224,723	(34,977)	252,371

Costs and expenses
Cost of sales of real estate	347,008	371,097	173,072	(24,089)	198,025
Selling, general and administrative expenses	57,403	50,806	29,478	6,597	21,328
Other expenses	3,606	7,015	1,493	(3,409)	5,522

Total costs and expenses	408,017	428,918	204,043	(20,901)	224,875

Earnings from joint ventures	104	3,518	480	(3,414)	3,038
Interest and other income	723	1,944	560	(1,221)	1,384

Income before income taxes	34,927	53,638	21,720	(18,711)	31,918
Provision for income taxes	12,691	20,658	7,964	(7,967)	12,694

Net income	$22,236	32,980	13,756	(10,744)	19,224

Operational data:
Homes delivered	1,789	2,126	1,011	(337)	1,115
Construction starts	1,662	2,294	1,593	(632)	701
Average selling price of homes delivered	$245,000	222,000	220,000	23,000	2,000
Margin percentage on homes delivered (a)	20.8%	21.4%	22.1%	-0.6%	-0.7%
New orders (units)	1,767	1,679	2,240	88	(561)
New orders (value)	$547,045	427,916	513,436	119,129	(85,520)
Backlog of homes (units)	1,792	1,814	2,053	(22)	(239)
Backlog of homes (value)	$557,325	448,647	458,771	108,678	(10,124)
Joint Ventures (excluded from above):
Homes delivered	—	146	18	(146)	128
Construction starts	—	—	43	—	(43)
New orders (units)	—	42	61	(42)	(19)
New orders (value)	$—	13,967	15,957	(13,967)	(1,990)
Backlog of homes (units)	—	—	104	—	(104)
Backlog of homes (value)	$—	—	27,478	—	(27,478)

(a) Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
     Homebuilding Division revenues declined by 7.3% in 2005 compared to the same period in 2004, reflecting fewer homes delivered in 2005 offset slightly by higher average selling prices. The Company’s sales performance in Florida in 2003 and 2004 exceeded our projections and production capacity. As a result, our delivery cycle in 2004 and 2005 extended beyond our 12-month target, and the number of homes we closed in 2005 declined 16% as compared to 2004. We have implemented changes to our organizational structure, production and operational practices in an attempt to shorten cycle times to enable us to deliver homes within 12 months. We believe that shorter delivery cycles will increase customer satisfaction, reduce the amount of time contracted homes are in backlog, and thereby reduce our exposure to rising costs.

     At December 31, 2005, our Homebuilding Division had a delivery backlog of 1,792 homes representing $557.3 million of future sales. The average sales price of the homes in backlog at December 31, 2005 of $311,000 is approximately 26% higher than the average sales price of the homes in backlog at December 31, 2004. This increase is attributable to rising prices based on the demand for homes, as well as the particular markets generating the backlog. While the backlog value is encouraging for our 2006 results, adverse economic trends such as rising interest rates, continued inflationary pressures and labor shortages could impact our Homebuilding Division in future periods. In 2005, the costs of lumber, steel, concrete and other building materials rose significantly. Additionally, labor costs rose during the year reflecting a shortage of sub-contractors in some of the markets in which we build. The redeployment of labor in Florida following two years of active hurricane seasons exacerbated the labor shortage in these markets. While we may be able to increase our future selling prices to absorb the increased costs, the sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend.
     We are also continuing to seek to expand our homebuilding activities in the Jacksonville, Florida, Atlanta, Georgia, Nashville, Tennessee and Myrtle Beach, South Carolina markets. Our first sales in Jacksonville, Nashville and Atlanta, aggregating 282 units in total, occurred in 2005. We anticipate revenues from deliveries in these markets will be recognized during the second half of 2006. Costs associated with expansion in new markets will remain at elevated levels during 2006.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     The value of new orders increased to $547.0 million for 2005 from $427.9 million in 2004 as a result of higher average sales prices and increased number of orders. Higher selling prices were primarily a reflection of the continued strength of the Florida market and the shift in our Tennessee operations away from the first-time entry level buyer to a higher end customer. New unit orders modestly increased to 1,767 units in 2005, from 1,679 units during 2004 as additional inventory became available for sale. Further, our expanded presence in Tennessee and Georgia contributed to new order flow. Construction starts declined in 2005 primarily due to the delayed sales and delayed scheduled construction cycles.
     Revenues from home sales decreased 7.2% to $438.4 million in 2005 from $472.3 million in 2004, due primarily to decreased home deliveries. While home deliveries in Tennessee increased to 451 units delivered from 343 units delivered during 2004, reflecting a full year of operations, home deliveries in Florida decreased to 1,338 units delivered from 1,783 units delivered during the same 2004 period. The decrease in Florida deliveries was attributable to the lower backlog at December 31, 2004, an increased emphasis on quality and customer service which delayed closings, as well as a reduction in construction starts during the year as discussed above. Construction cycle times generally improved, although some projects continued to experience subcontractor delays and project-related management issues.
     Cost of sales decreased by approximately 6.5% to $347.0 million in 2005 from $371.1 million in 2004. The decrease in cost of sales was attributable to fewer deliveries. Cost of sales as a percentage of related revenue was approximately 79.2% for the year ended December 31, 2005, as compared to approximately 78.6% for the year ended December 31, 2004. This slight increase was due primarily to increases in labor and raw material costs in 2005 and a higher percentage of homes sold in the Tennessee region, which produces lower margins than other regions and accounted for the higher cost of sales percentage. Deliveries in the Tennessee region represented 25% of 2005 total deliveries, compared with 16% in 2004. We are integrating the region onto the same technology platform as our other regions and are standardizing operating policies and procedures in an effort to improve margins and profitability in our Tennessee region. In addition, we are shifting our strategy in Tennessee from acquiring finished lots for smaller subdivisions to acquiring and developing raw land for “signature communities” which resemble our communities in other regions, and eventually introducing active adult communities to the Tennessee market.
     Selling, general and administrative expenses increased 13.0% to $57.4 million in 2005 from $50.8 million for 2004. In connection with our detailed operational and organizational review, we made significant expenditures for infrastructure investment we believe is necessary to support our growth objectives. Further, there were higher expenses as a result of the inclusion of Bowden expenses for the full year of 2005 compared with only eight months in 2004, and the higher costs associated with increasing headcount and market expansion. As a percentage of total revenues, our selling, general and administrative expense was approximately 13.0% during the twelve months ended December 31, 2005, compared to 10.6% during the same 2004 period. The increase was specifically attributable to increased employee compensation and benefits costs associated with new hires in Central and South Florida, and the continued expansion of homebuilding activities into the Jacksonville, Atlanta, Myrtle Beach and Nashville markets, incurring administrative start-up costs, including advertising.
     Interest incurred and capitalized on notes and mortgages payable totaled $12.1 million during 2005, compared to $6.5 million incurred and $6.3 million capitalized during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings and an increase in borrowings in 2005 associated with the Company’s purchases of land to replenish its inventory of homesites. At the time of a home sale, the related capitalized interest is charged to cost of sales. Cost of sales of real estate during 2005 and 2004 included previously capitalized interest of $6.3 million and $8.0 million, respectively.
     The decrease in other expenses of $3.4 million was primarily attributable to certain non-recurring expenses recorded in 2004, including a charge of $3.9 million, net of insurance recoveries, to account for the costs of remediating hurricane related damage in the Company’s Florida operations. In 2005, the Homebuilding Division did not incur any hurricane related expense. For 2005, other expenses were comprised of mortgage operations expense and an additional reserve recorded for our share of costs associated with a litigation settlement reached in a matter in which we were a joint venture partner.
     The decrease in interest and other income in 2005 is primarily related to a $1.4 million reduction of a litigation reserve recorded in 2004 as a result of our successful appeal of a 2002 judgment. The appellate court reversed the damages awarded by the trial jury and ordered a new trial to determine damages. The litigation reserve was reduced based on our assessment of the potential liability.
     We did not enter into any new joint venture development or other joint venture agreements in 2005. The decrease in earnings in joint ventures resulted primarily from the completion of unit deliveries in 2004 by a joint venture developing a condominium complex in Boca Raton, Florida. That joint venture delivered the final 146 condominium units during 2004. The final 4,100 square feet of commercial space in the project was delivered during the year ended December 31, 2005.
For the Year Ended December 31, 2004 Compared to the Same 2003 Period
     The value of new orders declined to $427.9 million for 2004, from $513.4 million in 2003. The decline in new orders was primarily the result of the absence of new community openings to offset stronger than expected order growth in prior periods and our intentional slowing of the pace of new home orders to help assure higher levels of customer satisfaction by meeting delivery schedules acceptable to our customers. Some of our Florida communities sold out faster than originally anticipated and new communities were not yet ready for sales. While this strengthened our backlog, we experienced a short-term decline in saleable inventory. New orders were also impacted by the adverse impact of four hurricanes in Florida during August and September. These factors led to a slowdown in sales in our Florida homebuilding operations in the third and fourth quarters of 2004, when new orders were placed for 489 homes, as compared with the record 1,212 new orders placed in the third and fourth quarters of 2003.
     Revenues from home sales increased 112% to $472.3 million in 2004 from $222.3 million in 2003, due primarily to an increase in home deliveries in communities that commenced deliveries in 2003 and from Bowden’s operations. During 2004, 2,126 homes were delivered at an average selling price of approximately $222,000, as compared to 1,011 homes delivered in 2003 at an average selling price of approximately $220,000. The modest increase in the average selling price of our homes was due primarily to a change in our product mix resulting from the inclusion of Bowden in 2004. The average selling price of the homes in our Florida communities increased by $15,000 over 2003 to $235,000. The average selling price of Bowden’s homes was $157,000.
     Cost of sales increased by approximately 114% to $371.1 million in 2004 from $173.1 million in 2003 due primarily to an increase in the number of home deliveries. Cost of sales as a percentage of related revenue was approximately 79% for the year ended December 31, 2004, as compared to approximately 78% for the year ended December 31, 2003. Increases in labor and raw material costs in 2004 were largely offset by increases in the selling prices of our homes. Cost of sales for 2004 also includes approximately $1.8 million of purchase accounting adjustments relating to the acquisition of Bowden.
     Selling, general and administrative expenses increased 72% to $50.8 million in 2004 from $29.5 million for 2003. The increase in selling, general and administrative expenses primarily resulted from the increase in home deliveries and the addition of Bowden, as well as an increase in compensation and benefits resulting from the continued expansion of our homebuilding operations. As a percentage of revenues, selling general and administrative expense was approximately 11% and 13% of total revenues in 2004 and 2003, respectively.
     Interest incurred totaled $6.5 million and $5.0 million for 2004 and 2003, respectively. The increase in interest incurred was primarily due to increases in borrowings associated with the assumption of debt in the Bowden acquisition and financing associated with new development projects. Interest capitalized for 2004 and 2003 totaled $6.3 million and $5.0 million, respectively. At the time of a home sale, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2004 and 2003 included previously capitalized interest of approximately $8.0 million and $4.3 million, respectively.
Land Division Results of Operations

				2005	2004
	Year Ended December 31,			vs. 2004	vs. 2003
	2005	2004	2003	Change	Change
		(Dollars in thousands)
Revenues
Sales of real estate	$105,658	96,200	55,038	9,458	41,162

Total revenues	105,658	96,200	55,038	9,458	41,162

Costs and expenses
Cost of sales of real estate	50,706	42,838	31,362	7,868	11,476
Selling, general and administrative expenses	12,395	10,373	7,549	2,022	2,824
Other expenses	1,177	561	224	616	337

Total costs and expenses	64,278	53,772	39,135	10,506	14,637

Interest and other income	9,008	1,671	2,261	7,337	(590)

Income before income taxes	50,388	44,099	18,164	6,289	25,935
Provision for income taxes	18,992	17,031	7,149	1,961	9,882

Net income	$31,396	27,068	11,015	4,328	16,053

Operational data:
Acres sold	1,647	1,212	1,337	435	(125)
Margin percentage (a)	52.0%	55.5%	43.0%	-3.5%	12.5%
Unsold acres	12,092	8,349	5,116	3,743	3,233
Backlog of land (acres)	238	1,833	1,433	(1,596)	400
Backlog of land (sales value)	$34,802	121,095	103,174	(86,293)	17,921

(a) Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
     Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida — St. Lucie West and Tradition™, Florida. Development activity in St. Lucie West is substantially complete, with 4 acres of inventory remaining at December 31, 2005, which are subject to firm sales contracts. The master-planned community, Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,858 net saleable acres. Approximately 1,548 acres had been sold and 234 were subject to firm sales contracts with various homebuilders as of December 31, 2005.
     During 2005, our Land Division purchased two parcels of land in Jasper County, South Carolina to develop a master-planned community for a combined purchase price of approximately $42.4 million. The master-planned community, Tradition™, South Carolina, now encompasses more than 5,300 total acres, including approximately 3,000 net saleable acres and is currently entitled to include up to 9,500 residential units and up to 1.5 million feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Development activity began in the fourth quarter of 2005.
     In addition to sales to third party homebuilders, the Land Division periodically sells residential land to the Homebuilding Division on a priority basis at intercompany prices that we believe approximate arms length pricing. The Land Division will also continue to sell undeveloped commercial property to commercial developers, but will be more active in internally developing certain projects.
     We calculate margin as sales of real estate minus cost of sales of real estate, and have historically realized between 40% and 60% margin on Land Division sales. Margins fluctuate based upon changing sales prices and costs attributable to the land sold. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the ultimate use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of development and carrying costs capitalized to the particular land parcel. Allocations to costs of sales involve management judgment and an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change for elements often beyond management control. Future margins will continue to vary in response to these and other market factors.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     Revenues from land sales increased 9.8% to $105.7 million in 2005 from $96.2 million in 2004. Margin on land sales in 2005 was approximately $55.0 million as compared to $53.4 million in 2004. During 2005, 1,647 acres were sold with an average margin of 52%, as compared to 1,212 acres sold with an average margin of 55.5% in 2004. The decline in average selling price per acre is attributable to the stage of entitlements of the parcels sold. We sold a greater percentage of undeveloped and unentitled land in 2005 relative to 2004. The decrease in margin is also attributable to the mix of acreage sold, with a decrease in commercial property sales at St. Lucie West. The margin percentage on the Tradition, Florida acreage tends to be lower due to the stage of the development and the higher proportion of residential sales (which generally have a lower margin) to commercial sales in the same period. While yielding a slightly lower margin percentage, the Land division generated more margin dollars which enhanced overall profitability. The most notable transaction during 2005 was the bulk sale for $64.7 million in the first quarter of five non-contiguous parcels of land adjacent to Tradition, Florida consisting of a total of 1,294 acres. During 2004, the Company sold 448 acres in Tradition, Florida to the Homebuilding Division which generated revenue of $23.4 million and margin of $14.4 million. This transaction, which is included in the above table for 2004, was eliminated in consolidation, and the associated profit was deferred. There were no land sales to the Homebuilding Division in 2005.
     Selling, general and administrative expenses increased 19.5% to $12.4 million during the year ended December 31, 2005 compared to $10.4 million for the same 2004 period. As a percentage of total revenues, selling, general and administrative expenses remained relatively flat increasing to 11.7% in 2005 from 10.8% in 2004. The slight increase was due to increased headcount as the number of Land Division employees increased to 48 in 2005 from 35 as of December 31, 2004 largely associated with our expansion at both Tradition, Florida and Tradition, South Carolina.
     Interest incurred for 2005 and 2004 was approximately $2.8 million and $2.0 million, respectively. The increase in interest incurred was primarily due to an increase in outstanding borrowings related to acquisition of land for Tradition, South Carolina. During 2005, interest capitalized was approximately $2.8 million, as compared with

$1.9 for 2004. At the time of land sales, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2005 and 2004 included previously capitalized interest of approximately $742,587 and $87,000, respectively.
     The increase in other expenses was primarily attributable to a $677,000 pre-payment penalty on debt repayment incurred during the first quarter of 2005. We repaid indebtedness under a line of credit using a portion of the proceeds of the bulk sale described above.
     The increase in interest and other income of $7.3 million is primarily related to the reversal of certain accrued construction obligations. During the fourth quarter of 2005, we reversed approximately $6.7 million in accrued construction obligations. These accrued construction obligations were recorded as property was sold to recognize our obligations to comply with future infrastructure development requirements of governmental entities. The reversal of these construction obligations was the result of changes made to the infrastructure development requirements by such governmental entities for certain projects. All payments and obligations related to the infrastructure development requirements for these projects were fulfilled as of December 31, 2005.
For the Year Ended December 31, 2004 Compared to the Same 2003 Period
     Revenues from land sales increased 75% to $96.2 million in 2004 from $55.0 million in 2003. Margin on land sales in 2004 was approximately $53.4 million as compared to $23.7 million in 2003. During 2004, 1,212 acres were sold with an average margin of 55%, as compared to 1,337 acres sold with an average margin of 43% in 2003. The lower margin percentage in 2003 was primarily the result of the bulk sale in July of approximately 1,000 acres of undeveloped land adjacent to Tradition, Florida in a single transaction to a developer that has been developed as golf courses. During 2004, the Land Division sold approximately 448 acres in Tradition, Florida to the Homebuilding Division which, for segment reporting purposes, generated revenue of $23.4 million and margin of $14.4 million. However, this transaction, which is included in the above table, is eliminated in consolidation. There were no sales by the Land Division to the Homebuilding Division in 2003.
     Selling, general and administrative expenses increased 37% to $10.4 million during the year ended December 31, 2004 as compared to $7.5 million for the same 2003 period. As a percentage of total revenues, selling, general and administrative expenses declined to 11% in 2004 from 14% in 2003.
     Interest incurred for 2004 and 2003 was approximately $2.0 million and $1.2 million, respectively. The increase in interest incurred was primarily due to an increase in outstanding borrowings related to acquisition of land for Tradition, Florida. During 2004, interest capitalized was approximately $1.9 million, as compared with $927,000 for 2003. At the time of land sales, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2004 and 2003 included previously capitalized interest of approximately $87,000 and $318,000, respectively.
     The increase in other expenses was primarily attributable to a $500,000 charge, net of insurance recoveries, recorded to account for the estimated costs of remediating hurricane-related damage, as previously discussed.

Other Operations Results of Operations

				2005	2004
	Year Ended December 31,			vs. 2004	vs. 2003
	2005	2004	2003	Change	Change
		(Dollars in thousands)
Revenues
Sales of real estate	$14,709	5,555	5,763	9,154	(208)

Total revenues	14,709	5,555	5,763	9,154	(208)

Costs and expenses
Cost of sales of real estate	12,520	6,255	6,021	6,265	234
Selling, general and administrative expenses	17,841	9,822	5,000	8,019	4,822
Other expenses	72	24	207	48	(183)

Total costs and expenses	30,433	16,101	11,228	14,332	4,873

Earnings from Bluegreen Corporation	12,714	13,068	7,433	(354)	5,635
(Loss) earnings from joint ventures	(35)	2,532	3	(2,567)	2,529
Interest and other income	4,106	1,004	341	3,102	663

Income before income taxes	1,061	6,058	2,312	(4,997)	3,746
Provision for income taxes	378	2,198	891	(1,820)	1,307

Net income	$683	3,860	1,421	(3,177)	2,439

     Other Operations include all other activities, including Levitt Commercial, Levitt Corporation general and administrative expenses, earnings from our investment in Bluegreen and earnings from investments in various real estate projects. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of December 31, 2005. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Should Bluegreen’s financial performance deteriorate, our earnings in Bluegreen would deteriorate concurrently and our results of operations would be adversely affected. Furthermore, a significant reduction in Bluegreen’s financial position might require that we test our investment in Bluegreen for impairment, which could result in charges against our future results of operations. For a complete discussion of Bluegreen’s results of operations and financial position, we refer you to Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     During the year ended 2005, Levitt Commercial delivered 44 flex warehouse units at two of its projects, generating revenues of $14.7 million as compared to 18 flex warehouse units in 2004, generating revenues of $5.6 million.
     We recorded $12.7 million of earnings relating to our ownership interest in Bluegreen during the year ended December 31, 2005 as compared to $13.1 million for the year ended December 31, 2004. Before giving effect to the restatement discussed below, our earnings from Bluegreen were $15.0 million, net of purchase accounting adjustments.
     Bluegreen restated its financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2004 and 2003 due to certain misapplications of GAAP in the accounting for sales of the Company’s vacation ownership notes receivable and other related matters. The restatement accounts for the sales of notes receivable as on-balance sheet financing transactions as opposed to off-balance sheet sales transactions as Bluegreen had originally accounted for these transactions. Levitt recorded the cumulative effect of the restatement in the year ended December 31, 2005. This cumulative adjustment was recorded as a $2.4 million reduction of earnings from Bluegreen and a $1.1 million increase in our pro-rata share of unrealized gains recognized by Bluegreen. These adjustments resulted in a $1.3 million reduction to our investment in Bluegreen.
     Selling, general and administrative and other expenses increased to $17.8 million during the year ended December 31, 2005 as compared to $9.8 million during the year ended December 31, 2004. In 2005, we incurred professional fees associated with the organizational review of production and operational practices and procedures as previously discussed. We expect we will continue to incur additional expenses associated with professional fees in varying amounts through 2006. Also contributing to the increase in selling, general and administrative expenses during the year ended 2005 were additional audit fees associated with Sarbanes Oxley and increased compensation and benefits expense resulting from in an increase in employees at the parent company. The increase in selling, general and administrative expenses is also attributable to increased compensation expense resulting from an increase from 22 employees in this segment at year end 2004 to 45 employees at year end 2005. The increased headcount was primarily related to parent company staffing in Human Resources, Project Management and administrative functions in preparation for our implementation of the Company’s strategic initiatives. In addition, incentives for all employees associated with achieving identified customer service goals accrued in the fourth quarter. Finally, in the fourth quarter of 2005, we incurred expenses associated with several company-wide information meetings to educate employees regarding the various organizational, information system, and operational changes scheduled to occur in 2005 and 2006.
     Losses from real estate joint ventures in 2005 were $35,000 as compared to $2.5 million of earnings in 2004. The earnings during 2004 were primarily related to the gain recognized by the sale of Grand Harbor, a rental apartment property in Vero Beach, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. During 2005, the joint ventures in which this operating segment participates had essentially completed their operations and were winding down as discussed above.
     Interest incurred in other operations was approximately $4.4 million and $2.6 million for the year ended December 31, 2005 and 2004, respectively. The increase in interest incurred was primarily associated with an increase in notes at the parent company associated with our Trust Preferred Securities offerings and an increase in the average interest rate on our borrowings. Interest capitalized for this business segment totaled $4.4 million and $2.6 million for the year ended December 31, 2005 and 2004, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments.
For the Year Ended December 31, 2004 Compared to the Same 2003 Period
     During the year ended December 31, 2004, Levitt Commercial delivered 18 flex warehouse units compared with 13 units delivered during the year ended December 31, 2003. Cost of sales of real estate includes amortization of interest previously capitalized in this business segment. The amount of previously capitalized interest amortized in cost of sales for the year ended December 31, 2004 and 2003 was $1.8 million and $1.5 million, respectively.
     We recorded $13.1 million of earnings relating to our ownership interest in Bluegreen during the year ended December 31, 2004 as compared to $7.4 million for the year ended December 31, 2003. Our investment in Bluegreen was also reduced by $2.9 million during 2004 primarily to reflect the dilutive effect on our ownership interest of Bluegreen’s issuance of approximately 5.3 million shares of common stock in connection with the call for redemption of its 8.25% Convertible Subordinated Debentures and the exercise of stock options. At December 31, 2004 and 2003, our ownership interest in Bluegreen was 31% and 38%, respectively.
     Selling, general and administrative and other expenses increased to $9.8 million during the year ended December 31, 2004 as compared to $5.0 million during the year ended December 31, 2003. This increase was primarily associated with increases in employee compensation and benefits resulting from higher average headcount, fees paid by the Company for administrative and other services provided pursuant to an agreement with BankAtlantic Bancorp, and other expenses related to being a public company. We did not incur significant costs associated with being a public company in 2003 because we were not subject to SEC reporting requirements at that time, or the requirements of the Sarbanes-Oxley Act of 2002.

     Earnings from real estate joint ventures in 2004 were $2.5 million as compared to $3,000 in 2003. The increase in earnings was due primarily to the gain recognized by a joint venture on the sale of a rental apartment project in Vero Beach, Florida and earnings associated with the delivery of homes by a joint venture project in West Palm Beach, Florida. Both joint venture projects are sold out and their operations are essentially completed.
     Interest incurred in Other Operations was approximately $2.6 million and $1.7 million for the year ended December 31, 2004 and 2003, respectively. The increase in interest incurred was primarily associated with increases in outstanding borrowings related to Levitt Commercial’s development activities, interest obligations under the $8.0 million note to BankAtlantic Bancorp relating to the spin-off, and the $3.2 million of outstanding Subordinated Investment Notes. Interest capitalized for this business segment totaled $2.6 million and $1.7 million for the year ended December 31, 2004 and 2003, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments.
FINANCIAL CONDITION
     We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations, will provide for our current liquidity needs for the foreseeable future.
     Our total assets at December 31, 2005 and 2004 were $895.7 million and $678.4 million, respectively. The increase in total assets primarily resulted from:
•	a net increase in inventory of real estate of approximately $197.8 million resulting from land acquisitions in Florida, Georgia, Tennessee and South Carolina by our Land and Homebuilding Divisions, and increases in land development and construction costs. These increases in inventory of real estate were partially offset by sales of homes and land;

•	a net increase of approximately $15.3 million in our investment in Bluegreen Corporation associated primarily with $15.0 million of earnings from Bluegreen (net of purchase accounting adjustments), $1.3 million from our pro rata share of unrealized gains associated with Bluegreen’s other comprehensive income and $121,000 associated with Bluegreen’s capital transactions, offset by the $1.3 million net cumulative effect of the restatement discussed above; and

•	an increase of $13.1 million in property and equipment associated with increased investment in the irrigation facility and commercial properties under construction in Tradition, Florida (including the buildings constructed and utilized by Core Communities as its offices and sales center) and hardware and software acquired for our technology infrastructure upgrade.
     The increase in total assets was partially offset by a net decrease in cash and cash equivalents of $12.0 million, which represents $134.7 million provided from financing, $132.5 million used in operations, and $14.1 million used in investing activities.
     Total liabilities at December 31, 2005 and 2004 were $545.9 million and $383.7 million, respectively.
     The increase in total liabilities primarily resulted from:
•	an increase of $8.7 million in customer deposits associated with our larger backlog at year end

•	a net increase in notes and mortgage notes payable of $85.6 million, primarily related to project debt associated with the 2005 land acquisitions described above, and an increase in junior subordinated debentures of $54.1 million.

•	an increase in the deferred tax liability of approximately $5.2 million which was primarily associated with our investment in Bluegreen.

LIQUIDITY AND CAPITAL RESOURCES
     We assess the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. During the year ended December 31, 2005, our primary sources of funds were the proceeds from the sale of real estate inventory, the issuance of trust preferred securities and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses.
     In 2005, the Company formed two statutory business trusts, Levitt Capital Trust I (“LCT I”) and Levitt Capital Trust II (“LCT II”), for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company. The issuance of trust preferred securities was part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933.
     On March 15, 2005, LCT I issued $22.5 million of trust preferred securities. The Trust used the proceeds from issuing trust preferred securities to purchase an identical amount of junior subordinated debentures (the “LCT I Debentures”) from the Company. Interest on the LCT I Debentures and distributions on the trust preferred securities are payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month London Interbank Offered Rate (“LIBOR”) until the scheduled maturity date of March 30, 2035. Distributions on the trust preferred securities will be cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the LCT I Debentures at maturity or their earlier redemption. The LCT I Debentures are redeemable five years from the issue date or sooner following certain specified events. In addition, we contributed $696,000 to the Trust in exchange for all of the Trust’s common securities and those proceeds were also used to purchase an identical amount of LCT I Debentures from the Company. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. We used the proceeds to repay approximately $22.0 million of indebtedness to affiliates.
     On May 4, 2005, LCT II issued $30.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures (the “LCT II Debentures) from the Company. Interest on the LCT II Debentures and distributions on the trust preferred securities are payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the LCT II Debentures at maturity or their earlier redemption. The LCT II Debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events. In addition, the Company contributed $928,000 to LCT II in exchange for all of its common securities and those proceeds were also used to purchase an identical amount of LCT II Debentures from the Company. The terms of the Trust’s common securities are nearly identical to the trust preferred securities. We used the proceeds from this transaction to repay approximately $16.0 million of indebtedness to affiliates and used the balance for general corporate purposes.
     The Company relies on third party financing to fund the acquisition and development of land. As disclosed in Note 10 to the Company’s financial statements, during the year ended December 31, 2005, our principal operating subsidiaries, Levitt and Sons and Core Communities, secured borrowing facilities with third party lenders to fund land acquisitions and development. As of December 31, 2005, these loan agreements provided in the aggregate for advances, subject to available collateral, on a revolving basis of up to $507.7 million, of which $408.0 million was outstanding. The loans are secured by mortgages on properties, including improvements. Principal payments are required as sales of the collateral are consummated. Our principal payment obligations with respect to our debt for the 12 months beginning December 31, 2005 are anticipated to total approximately $59.2 million. Approximately $44.7 million of the debt due in the next twelve months is construction-related financing which will be repaid with the proceeds from the sales of the properties under construction. Some of our borrowing agreements contain provisions that, among other things, require our subsidiaries to maintain certain financial ratios and a minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. Certain notes and mortgage notes provide that events of default include a change in ownership, management or executive management. At December 31, 2005, we were in compliance with all loan agreement financial requirements and covenants. The Company believes it has sufficient availability under its existing borrowing facilities and adequate access to additional borrowing facilities to meet its current contractual obligations.
     In addition to the liquidity provided by the trust preferred securities and the credit facilities described above, we expect to continue to fund our short-term liquidity requirements through net cash provided by operations and other financing activities and our available cash. We expect to meet our long-term liquidity requirements for items such as acquisitions and debt service and repayment obligations primarily with net cash provided by operations and long-term secured and unsecured indebtedness. As of December 31, 2005 and December 31, 2004, we had cash and cash equivalents of $115.4 million and $127.5 million, respectively.
     On each of January, 24, 2005, April 25, 2005, July 25, 2004, November 7, 2005 and January 23, 2006 our Board of Directors declared cash dividends of $0.02 per share on our Class A common stock and Class B common stock. These dividends were paid in February 2005, May 2005, August 2005, November 2005 and February 2006, respectively. The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operations and financial condition. We cannot give assurance that we will declare additional cash dividends in the future.
     We are subject to the usual financial and other obligations associated with entering into contracts for the purchase, development and sale of real estate in the ordinary course of business.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments when they are due. As of December 31, 2005, development districts in Tradition, Florida had $52.4 million of community development district bonds outstanding, and we owned approximately 47% of the property in those districts. During 2005, we recorded approximately $799,000 in assessments on property we owned in the districts. These costs were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
     We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Our original capital contributions were approximately $585,000. In 2004, we received an additional distribution that totaled approximately $1.1 million. In January 2006, we received a distribution of approximately $138,000. Accordingly, our potential obligation of indemnity after the January 2006 distribution is approximately $664,000. Based on the joint venture assets that secure the indebtedness, we do not believe it is likely that any payment will be required under the indemnity agreement.

     The following table summarizes our contractual obligations as of December 31, 2005 (in thousands):

		Payments due by period
		Less than	13 – 36	37 – 60	More than
Category	Total	12 Months	Months	Months	60 Months
Long-term debt obligations	$407,970	59,188	212,402	34,577	101,803
Interest payable on long-term debt	199,185	25,487	41,949	17,606	114,143
Operating lease obligations	8,065	1,965	2,920	1,454	1,726
Purchase obligations	154,000	142,683	11,317	—	—

Total obligations	$769,220	229,323	268,588	53,637	217,672

     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Interest payable on long-term debt includes the estimated future interest payments on our outstanding debt obligations calculated using the interest rates on these obligations as at December 31, 2005. Operating lease obligations consist of rent commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale; however our liability for not completing a purchase is generally limited to the deposit we made under the contract. At December 31, 2005, we had paid deposits of $4.4 million with respect to these purchase obligations.
Levitt Impact of Inflation
     The financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
     Inflation could have a long-term impact on us by contributing to increased costs of land, materials and labor, the net effect of which could require us to increase the sales prices of homes in order to preserve our profit margins. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates as well as increased materials and labor costs may reduce margins.”

New Accounting Pronouncements
     In February 2006 the FASB issued SFAS No. 155, (“Accounting for Certain Hybrid Financial Instruments”.) This Statement amends SFAS 133, (Accounting for Derivative Instruments and Hedging Activities”) to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued (or subject to a remeasurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006, with earlier adoption allowed as of the beginning of a fiscal year for which (annual or interim) financial statements have not yet been issued. Management is currently evaluating the requirements of this standard.
     In December 2005, FASB issued Staff Position (FSP) No. FSP SOP 94-6-1 “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” This FSP indicates terms in loan products that may give rise to a concentration of credit risk as that term is used in FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments.” Statement No. 107 requires disclosure about each significant concentration of credit risk in the notes to financial statements. The FSP is effective for annual periods ending after December 15, 2005. The Company implemented the disclosure requirements of this FSP as of December 31, 2005.
     In November 2005, FASB issued FSP No. 123 (R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards.” The FSP provides an alternative method as of the date that SFAS No. 123(R) is adopted for calculating the beginning balance of the pool of additional paid-in capital available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). On January 1, 2006, the date the Company adopted the accounting policies of SFAS No. 123(R), the Company elected the transition election of FSP No. 123 (R)-3.
     In November 2005, FASB issued FSP 115-1 and FAS 124-1, “Other-Than-Temporary Impairment and its Application to Certain Investments.” The FSP provides guidance for determining when an investment should be considered impaired, determining whether an impairment should be deemed other than temporary, and measuring an impairment loss. The FSP is effective for periods beginning after December 15, 2005. Management does not believe that the guidance is this FSP will have a material effect on the Company’s financial statements.
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
     In October 2005, FASB issued FSP No. FAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” The FSP outlines a practical accommodation for determining if a mutual understanding of the key terms and conditions of an award to an individual exists at the date the award is granted. The guidance of this FSP is effective upon adoption of Statement 123(R). Management believes that the guidance in this FSP will not have an effect on future stock option grants.
     In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate. The Statement is effective for fiscal years beginning after December 15, 2005. Management adopted the accounting policies of this Statement as of January 1, 2006. The adoption of this Statement did not have a material effect on the Company’s financial statements.
     In June 2005 the Emerging Issues Task Force (“EITF”) issued EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The Task Force reached a consensus that the general partners in a limited partnership are presumed to control the limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. This presumption can be overcome if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. The guidance in this issue is effective after June 29, 2005 for new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. The guidance in this issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for existing limited partnerships. Management does not believe that the Task Force consensus in EITF 04-05 will have a material effect on the Company’s financial statements.
     In December 2004, FASB issued SFAS No. 123 (revision) Share-based payments. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations, instead requiring all share-based payments to be accounted for using a fair value method. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application.” In March 29, 2005 the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses the staff’s views of the interaction between SFAS No. 123R, Share-Based Payment, and certain SEC rules and regulations. SAB No. 107 also addresses the valuation of share-based payment arrangements for public companies. Management adopted the Statement as of January 1, 2006 using the modified prospective application. Management estimates that cumulative compensation expense before tax to be recognized over the remaining life from currently unvested options at the adoption date will be approximately $17.1 million.
     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, and No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 04-2, Accounting for Real Estate Time-Sharing Transactions. SOP 04-2 was issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. Among other things, the new standard addresses the treatment of sales incentives provided by a seller to a buyer to consummate a transaction, the calculation of accounting for uncollectible notes receivable, the recognition of changes in inventory cost estimates, recovery or repossession of VOIs, selling and marketing costs, operations during holding periods, developer subsidies to property owners’ associations and upgrade and reload transactions. The new standard will also require a change in the classification of our provision for loan losses for vacation ownership receivables that are currently recorded as an expense, requiring that such amount be reflected as a reduction of revenue. Bluegreen currently estimates that the adoption of the SOP will result in one-time, non-cash, cumulative effect of change in accounting principle charge in the first quarter of 2006. This charge will consist primarily of deferred VOI sales, which are the result of providing buyers with certain purchase incentives and the treatment of Bluegreen’s Sampler Program. The Sampler Program gives purchasers an opportunity to utilize the Bluegreen’s vacation ownership product through a one-year allotment of Bluegreen Vacation Club points. In the event the Sampler purchaser subsequently purchases a vacation ownership interest from Bluegreen, a portion of the amount paid for their Sampler Package is credited toward the down payment on this subsequent purchase. Under the SOP, the credit given will result in the deferral of such sales until the minimum down payment amounts are received from the purchaser, typically through their required mortgage payments. Deferrals under the SOP are expected to be ongoing, with deferred Resorts sales being recognized in subsequent quarters once the required down payment amount is received. At this time, Bluegreen has not yet completed their evaluation of the charge.

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
     Because BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements an increase or decrease in the market price of their stock would not impact the financial statements. However, a significant change in the market price of either of these securities would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and of BFC’s directly held equity securities are important to the valuation and financing capability of BFC.
BankAtlantic Bancorp Consolidated Interest Rate Risk
     The amount of interest earning assets and interest-bearing liabilities expected to reprice or mature in each of the indicated periods was as follows (in thousands):

	As of December 31, 2005
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$108,345	143,853	115,881	368,720	736,799
Hybrids ARM less than 5 years	201,105	199,917	68,248	1,782	471,052
Hybrids ARM more than 5 years	192,063	193,864	168,954	275,873	830,754
Commercial loans	1,588,787	193,581	66,447	3,228	1,852,043
Small business loans	144,824	63,074	19,554	8,476	235,928
Consumer	512,477	4,670	3,920	14,961	536,028

Total loans	2,747,601	798,959	443,004	673,040	4,662,604

Investment securities
Tax exempt securities	6,304	2,132	19,485	364,209	392,130
Taxable investment securities	242,207	97,093	51,802	67,590	458,692
Tax certificates	163,726	—	—	—	163,726

Total investment securities	412,237	99,225	71,287	431,799	1,014,548

Total interest earning assets	3,159,838	898,184	514,291	1,104,839	5,677,152

Total non-earning assets	—	—	—	432,178	432,178

Total assets	$3,159,838	898,184	514,291	1,537,017	6,109,330

Total interest bearing liabilities	$2,723,748	844,077	291,394	1,614,248	5,473,467
Non-interest bearing liabilities	—	—	—	635,863	635,863

Total non-interest bearing liabilities and equity	$2,723,748	844,077	291,394	2,250,111	6,109,330

GAP (repricing difference)	$436,090	54,107	222,897	(509,409)
Cumulative GAP	$436,090	490,197	713,094	203,685
Repricing Percentage	7.14%	0.89%	3.65%	-8.34%

Cumulative Percentage	7.14%	8.02%	11.67%	3.33%

(1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.
     The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting BankAtlantic to significant interest rate risk because its assets and liabilities reprice at different times, market interest rates change differently among the rate indices and certain interest earning assets, primarily residential loans, may be prepaid before maturity as interest rates change.
     BankAtlantic has developed a model using standard industry software to measure its interest rate risk. The model performs a sensitivity analysis that measures the effect on its net interest income of changes in interest rates. The model measures the impact that parallel interest rate shifts of 100 and 200 basis points would have on our net interest income over a 12 month period.
     The model calculates the change in net interest income by:
i.	Calculating interest income and interest expense from existing assets and liabilities using current repricing, prepayment and volume assumptions,

ii.	Estimating the change in expected net interest income based on instantaneous and parallel shifts in the yield curve to determine the effect on net interest income; and

iii.	Calculating the percentage change in net interest income calculated in (i) and (ii).
     Management of BankAtlantic has made estimates of cash flow, prepayment, repricing and volume assumptions that it believes to be reasonable. Actual results will differ from the simulated results due to changes in interest rates that differ from the assumptions in the simulation model.
     Certain assumptions by BankAtlantic in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:
•	Interest rates,

•	Loan prepayment rates,

•	Deposit decay rates,

•	Re-pricing of certain borrowings

•	Reinvestment in earning assets.
     The prepayment assumptions used in the model are:

•	Fixed rate mortgages	12%
•	Fixed rate securities	8%
•	Tax certificates	10%
•	Adjustable rate mortgages	17%
•	Adjustable rate securities	16%
     Deposit runoff assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Money fund savings accounts decay rates	17%	17%	16%	14%
NOW and savings accounts decay rates	37%	32%	17%	17%

     Presented below is an analysis of BankAtlantic’s estimated net interest income over a twelve month period calculated utilizing the BankAtlantic’s model:
As of December 31, 2005

	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$258,020	1.47%
+100 bp	259,549	2.15
0	254,715	0.00
-100 bp	247,130	-3.37
-200 bp	232,813	-9.72
As of December 31, 2004

	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$232,987	3.41%
+100 bp	232,395	3.14
0	225,310	0.00
-100 bp	213,516	-5.23
-200 bp	200,288	-11.11
     BankAtlantic began utilizing this interest rate risk model in July 2005. This model enables BankAtlantic to evaluate the effect interest rate sensitivity has on net interest income as well as on net portfolio value. The prior interest rate risk model measured potential gains and losses only on net portfolio fair value. BankAtlantic believes that measuring the effect of interest rate changes on net interest income will enhance management’s ability to monitor interest rate risk. The December 31, 2004 amounts are also provided utilizing the new model.
Consolidated Equity Price Risk
     BFC and BankAtlantic Bancorp Parent Company maintain a portfolio of equity securities that subject us to equity pricing risks which would arise as the relative values of equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of available for sale equity securities at December 31, 2005 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$109,838	$18,306
10%	100,685	9,153
0%	91,532	—
-10%	82,379	(9,153)
-20%	73,226	(18,306)
     Excluded from the above table is $1.8 million of investments in other financial institutions held by BankAtlantic Bancorp and $5.0 million invested by BankAtlantic Bancorp in a limited partnership hedge fund specializing in bank equities, for which no current liquid market exists. Also excluded from the above table is $524,000 of investments held by BFC in private companies held by BFC and BFC’s $20.0 million investment in Benihana Series B Convertible Preferred Stock for which no current market is available. The ability to realize or liquidate these investments will depend on future market conditions and is subject to significant risk.
Ryan Beck Market Risk
     Ryan Beck’s market risk is the potential change in value of financial instruments caused by fluctuations in interest rates, equity prices, credit spreads or other market forces. The Company, through its broker/dealer subsidiary Ryan Beck, is exposed to market risk arising from trading and market making activities.
     Ryan Beck’s management monitors risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk (“VaR”) is the principal statistical method and measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. Substantially all the trading inventory is subject to measurement using VaR.
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
     The following table sets forth the high, low and average VaR for Ryan Beck for the year ended December 31, 2005:
(dollars in thousands)

	High	Low	Average

VaR	$443	$55	$206
Aggregate Long Value	195,123	64,358	96,676
Aggregate Short Value	97,793	15,772	40,261
     The following table sets forth the high, low and average VaR for Ryan Beck for the year ended December 31, 2004:
(dollars in thousands)

	High	Low	Average

VaR	$1,747	$11	$336
Aggregate Long Value	112,494	43,431	72,787
Aggregate Short Value	167,987	23,851	65,006
Levitt
Levitt is subject to interest rate risk on its long-term debt. At December 31, 2005, Levitt had $ 333.3 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR and $74.6 million in borrowings with fixed rates. Consequently, for debt tied to an indexed rate, changes in interest rates may affect Levitt earnings and cash flows, but generally would not impact the fair value of such debt. For fixed rate debt, changes interest rates generally affect the fair market value of the debt but not Levitt’s earnings or cash flow.

     The table below sets forth Levitt’s debt obligations, principal payments by scheduled maturity, weighted-average interest rates and estimated fair market value as of December 31, 2005 (dollars in thousands):

								Fair Market
								Value at
	Twelve months ended December 31,							December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005

Fixed rate debts:
Notes and mortgage payable (a)	735	2,091	872	208	219	70,511	74,636	70,591
Average interest rate	7.58%	7.58%	7.58%	7.57%	7.58%	7.59%	7.58%

Variable rate debts:
Notes and mortgage payable (b)	58,453	41,787	167,652	28,334	5,816	31,292	333,334	333,334
Average interest rate	7.35%	7.07%	6.67%	6.90%	7.27%	7.30%	6.77%

Total debt obligations	59,188	43,878	168,524	28,542	6,035	101,803	407,970	403,925

(a)	Fair value calculated based upon recent borrowings in same category of debt.

(b)	At December 31, 2005 Levitt’s total borrowings from BankAtlantic Bancorp was approximately $223,000.
     Based upon the amount of variable rate debt outstanding at December 31, 2005 and holding the variable rate debt balance constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $3.3 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[This Page Intentionally Left Blank]

BFC FINANCIAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP
Report of Independent Registered Public Accounting Firm of Ernst & Young LLP
     On the Consolidated Financial Statements of Bluegreen Corporation for the year ended December 31, 2005
Financial Statements:
Consolidated Statements of Financial Condition as of December 31, 2005 and 2004
Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2005
Consolidated Statements of Comprehensive Income for each of the years in the three year period ended December 31, 2005
Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2005
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2005
Notes to Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of BFC Financial Corporation:
We have completed integrated audits of BFC Financial Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.
Consolidated financial statements
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Bluegreen Corporation, an approximate 31 percent-owned equity investment, which were audited by other auditors whose report thereon has been furnished to us. Our opinion expressed herein, insofar as it relates to the Company’s net investment in (approximately $95.8 million and $80.6 million at December 31, 2005 and 2004, respectively) and equity in the net earnings of (approximately $12.7 million, $13.1 million, and $7.4 million for the years ended December 31, 2005, 2004 and 2003, respectively) Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that BFC Financial Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness related to controls over the segregation of duties performed by certain senior financial personnel, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of BFC Financial Corporation’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for savings and loan holding companies (OTS Form H-(b)11) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, the Company did not maintain effective controls over the segregation of duties performed by certain senior financial personnel. Specifically, the Company did not properly design controls to ensure adequate segregation of duties over the cash disbursement function, the journal entry process, and access to the financial reporting systems, resulting in the risk that these individuals could misappropriate cash or other Company assets, record unauthorized journal entries or alter the financial reporting systems. Furthermore, management did not have adequate documentation of the oversight and review of these individuals to compensate for the inadequate segregation of duties. This control deficiency existed in varying degrees at different locations, and while the control deficiency did not result in any adjustments to the annual or interim consolidated financial statements, it could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that BFC Financial Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, BFC Financial Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 29, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Bluegreen Corporation
We have audited the accompanying consolidated balance sheets of Bluegreen Corporation (the Company) as of December 31, 2004 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2003, 2004 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003, 2004 and 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bluegreen Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Certified Public Accountants
March 16, 2006
Miami, Florida

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Cash and due from depository institutions	$302,208	$208,627
Federal funds sold and other short-term investments	3,229	16,093
Securities owned (at fair value)	180,292	125,443
Securities available for sale (at fair value)	676,660	749,001
Investment securities and tax certificates (approximate fair value: $384,646 and $317,416)	384,968	317,891
Federal Home Loan Bank stock, at cost which approximates fair value	69,931	78,619
Loans receivable, net of allowance for loan losses of $41,830 and $47,082	4,632,104	4,561,073
Accrued interest receivable	41,496	35,995
Real estate held for development and sale	632,597	444,631
Investments in unconsolidated affiliates	110,124	89,090
Properties and equipment, net	198,433	160,997
Goodwill	77,981	77,981
Core deposit intangible asset	8,395	10,270
Due from clearing agent	—	16,619
Other assets	65,608	62,517

Total assets	$7,384,026	$6,954,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing deposits	$2,732,727	$2,566,804
Non-interest bearing deposits	1,019,949	890,398

Total deposits	3,752,676	3,457,202

Customer deposits on real estate held for sale	51,686	43,022
Advances from FHLB	1,283,532	1,544,497
Securities sold under agreements to repurchase	109,788	257,002
Federal funds purchased	139,475	105,000
Secured borrowings	138,270	—
Subordinated debentures, notes and bonds payable	392,784	278,605
Junior subordinated debentures	317,390	263,266
Securities sold not yet purchased	35,177	39,462
Due to clearing agent	24,486	—
Deferred tax liabilities, net	10,692	8,455
Other liabilities	248,468	220,433

Total liabilities	6,504,424	6,216,944

Noncontrolling interest	696,522	612,652

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2005 and 2004	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 29,949,612 in 2005 and 23,861,542 in 2004	278	217
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 4,285,413 in 2005 and 4,279,656 in 2004	41	41
Additional paid-in capital	97,223	50,962
Unearned compensation — restricted stock grants	(100)	—
Retained earnings	85,113	73,089

Total shareholders’ equity before accumulated other comprehensive income	182,555	124,309
Accumulated other comprehensive income	525	942

Total shareholders’ equity	183,080	125,251

Total liabilities and shareholders’ equity	$7,384,026	$6,954,847

See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Revenues
BFC Activities:
Interest and dividend income	$1,591	$659	$390
Other income, net	1,538	5,024	683

	3,129	5,683	1,073

Financial Services:
Interest and dividend income	359,513	258,181	260,621
Broker / dealer revenue	236,850	231,524	210,304
Other income	100,535	111,873	70,985

	696,898	601,578	541,910

Homebuilding & Real Estate Development:
Sales of real estate	558,112	549,652	283,058
Interest and dividend income	2,240	1,108	863
Other income	14,472	8,078	4,765

	574,824	558,838	288,686

	1,274,851	1,166,099	831,669

Costs and Expenses
BFC Activities:
Interest expense	346	393	373
Employee compensation and benefits	6,245	3,865	2,553
Impairment of securities	—	363	3,071
Other expenses	3,074	2,551	1,022

	9,665	7,172	7,019

Financial Services:
Interest expense, net of interest capitalized	144,980	87,471	111,989
Recovery of loan losses	(6,615)	(5,109)	(547)
Employee compensation and benefits	282,898	255,064	226,940
Occupancy and equipment	57,437	48,146	40,036
Impairment of office properties and equipment	3,706	—	257
Advertising and promotion	32,735	21,036	12,724
Amortization of intangible assets	1,627	1,715	1,772
Reserve for fines and penalties, compliance matters	10,000	—	—
Cost associated with debt redemption	—	11,741	12,543
Other expenses	81,708	74,351	74,600

	608,476	494,415	480,314

Homebuilding & Real Estate Development:
Cost of sales of real estate	407,190	403,900	209,431
Interest expense, net of interest capitalized	—	259	233
Employee compensation and benefits	42,489	35,321	19,845
Selling, general and administrative expenses	44,226	34,797	21,968
Other expenses	4,855	7,341	1,692

	498,760	481,618	253,169

	1,116,901	983,205	740,502
Equity in earnings from unconsolidated affiliates	13,404	19,603	10,126

Income before income taxes and noncontrolling interest	171,354	202,497	101,293
Provision for income taxes	70,256	84,103	44,226
Noncontrolling interest	91,144	103,994	51,093

Income from continuing operations	9,954	14,400	5,974
Discontinued operations, less income tax provision (benefit) of $1,707 in 2005, $(106) in 2004 and $(577) in 2003	2,820	(170)	1,048

Net income	12,774	14,230	7,022
5% Preferred Stock dividends	750	392	—

Net income available to common shareholders	$12,024	$13,838	$7,022

(Continued)
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Earnings per share:
Basic earnings per share from continuing operations	$0.32	$0.58	$0.26
Basic earnings per share from discontinued operations	0.10	(0.01)	0.05

Basic earnings per share	0.42	0.57	0.31

Diluted earnings per share from continuing operations	$0.29	$0.48	$0.21
Diluted earnings per share from discontinued operations	0.09	(0.01)	0.04

Diluted earnings per share	0.38	0.47	0.25

Basic weighted average number of common shares outstanding	28,952	24,183	22,818

Diluted weighted average number of common and common equivalent shares outstanding	31,219	27,806	26,031
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Net income	$12,774	14,230	$7,022

Other comprehensive income (loss), net of tax:
Unrealized (loss) gains on securities available for sale,	(365)	448	(988)
Minimum pension liability	(132)	(662)	1,018
Unrealized gain (loss) associated with investment in unconsolidated affiliates	152	(42)	121
Accumulated gains associated with cash flow hedges	—	—	315
Reclassification adjustment for cash flow hedges	—	—	70
Reclassification adjustment for net (gain) losses included in net income	(72)	(332)	126

	(417)	(588)	662

Comprehensive income	$12,357	13,642	$7,684

The components of other comprehensive (loss) income relate to the Company’s net unrealized gains (losses) on securities available for sale and the Company’s proportionate shares of non-wholly affiliates net unrealized gains (losses) on securities available for sale, net of income tax (benefit) provision of $(371) in 2005, $281 in 2004 and $(620) in 2003; the Company’s proportionate shares of non-wholly owned affiliates mininum pension liability, net of income tax (benefit) provision of $(83) in 2005, $(416) in 2004 and $639 in 2003; unrealized gains or (loss) associated with investments in unconsolidated real estate affiliates, net of income tax (benefit) provision of $104 in 2005, $(17) in 2004 and $38 in 2003 and the Company’s proportionate share of non-wholly owned affiliates accumulated gains associated with cash flow hedges, net of income tax of $198 in 2003.
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity
For each of the years in the three year period ended December 31, 2005
(In thousands)

				Unearned		Accumulated
				Compen-		Other
				sation		Compre-
	Class A	Class B	Additional	Restricted		hensive
	Common	Common	Paid-in	Stock	Retained	Income
	Stock	Stock	Capital	Grants	Earnings	(Loss)	Total
Balance, December 31, 2002	$58	$21	$24,077	$—	$52,387	$868	$77,411
Net income	—	—	—	—	7,022	—	7,022
Other comprehensive income, net of taxes	—	—	—	—	—	662	662
Net effect of subsidiaries capital transactions, net of taxes	—	—	(252)	—	—	—	(252)
Common stock splits	104	—	—	—	(104)	—	—
Issuance of common stock	1	2	279	—	—	—	282
Tax effect relating to the exercise of stock options	—	—	550	—	—	—	550

Balance, December 31, 2003	$163	$23	$24,654	$—	$59,305	$1,530	$85,675
Net income		—	—	—	14,230	—	14,230
Other comprehensive loss, net of taxes	—	—	—	—	—	(588)	(588)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	5,812	—	—	—	5,812
Retirement of Common Stock	—	(6)	(7,276)	—	—	—	(7,282)
Issuance of Common Stock	—	24	1,767	—	—	—	1,791
Issuance of 5% Preferred Stock	—	—	14,988	—	—	—	14,988
Cash dividends on 5% Preferred Stock	—	—	—	—	(392)	—	(392)
Common stock split	54	—	—	—	(54)	—	—
Tax effect relating to the exercise of stock options	—	—	11,017	—	—	—	11,017

Balance, December 31, 2004	$217	$41	$50,962	$—	$73,089	$942	$125,251
Net income	—	—	—	—	12,774	—	12,774
Other comprehensive loss, net of taxes	—	—	—	—	—	(417)	(417)
Issuance of Class A Common Stock, net of stock issuance costs	61	—	46,547	—	—	—	46,608
Issuance of Class A restricted stock	—	—	200	(200)	—	—	—
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	(474)	—	—	—	(474)
Cash dividends on 5% Preferred Stock	—	—	—	—	(750)	—	(750)
Amortization of unearned compensation on restricted stock grants	—	—	—	100	—	—	100
Tax effect relating to share-based compensation	—	—	(12)	—	—	—	(12)

Balance, December 31, 2005	$278	$41	$97,223	$(100)	$85,113	$525	$183,080

See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Operating activities:
Income from continuing operations	$9,954	$14,400	5,974
Income (loss) from discontinued operations	2,820	(170)	1,048
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Noncontrolling interest	91,144	103,994	51,093
(Recovery) provision for loan losses, real estate owned and tax certificates	(6,265)	(5,105)	1,465
Depreciation, amortization and accretion, net	18,508	17,577	19,167
Amortization of intangible assets	1,627	1,715	1,772
Securities activities, net	(847)	(7,198)	1,110
Impairment of securities	—	362	3,071
Net gain on transfer of net assets for settlement of note (Note 3)	(3,439)	—	—
Net gains on sale of real estate owned	(1,840)	(694)	(1,984)
Net gains on sales of loans held for sale	(742)	(483)	(122)
Net (gains) losses on sales of property and equipment	(277)	17	45
Gain on sale of branch	(922)	—	—
Distribution of earnings of unconsolidated affiliates	621	485	—
Equity earnings of unconsolidated affiliates	(13,404)	(19,603)	(10,126)
Increase in deferred tax liabilities, net	3,511	17,894	13,073
Litigation settlement	—	(23,987)	—
Cost associated with debt redemption	—	11,741	12,543
Impairment of properties and equipment	3,706	—	257
Reserve for fines and penalties, compliance matters	10,000	—	—
Increase of forgivable notes receivable, net	(6,999)	(8,079)	(6,260)
Originations and repayments of loans held for sale, net	(125,487)	(163,988)	(32,494)
Proceeds from sales of loans held for sale	128,337	171,192	44,739
Increase in real estate inventory	(191,610)	(142,511)	(55,206)
Increase in securities owned, net	(54,849)	(878)	(43,194)
(Decrease) increase in securities sold but not yet purchased	(4,285)	1,649	3,591
(Increase) decrease in accrued interest receivable	(5,501)	(8,093)	6,124
(Increase) decrease in other assets	2,556	(507)	(7,526)
Increase (decrease) in due to clearing agent	41,105	(25,202)	10,353
Increase in other liabilities	23,712	47,525	77,520

Net cash (used in) provided by operating activities	(78,866)	(17,947)	96,033

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	210,493	212,983	(205,209)
Purchase of investment securities and tax certificates	(278,509)	(311,825)	205,677
Purchase of securities available for sale	(227,179)	(677,050)	(279,127)
Proceeds from sales and maturities of securities available for sale	300,469	308,529	631,350
Purchases of FHLB stock	(29,870)	(49,923)	(7,021)
Redemption of FHLB stock	38,558	11,629	31,639
Repayments from investments in unconsolidated affiliates	447	10,084	—
Investment in real estate joint ventures	(6,228)	(127)	1,044
Net repayments (purchases and originations) of loans	105,186	(928,493)	(235,735)
Proceeds from sales of real estate owned	3,872	3,821	10,807
Proceeds from the sale of property and equipment	651	—	1,705
Additions to office property and equipment	(56,335)	(74,924)	(14,349)
Cash outflows from the sale of branch (Note 4)	(13,605)	—	—
Net cash proceeds (outflows) from the sale of Ryan Beck’s subsidiaries (Note 3)	—	(6,109)	9,955

Net cash provided by (used in) investing activities	47,950	(1,501,405)	150,736

(Continued)
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Financing activities:
Net increase in deposits	$313,190	399,060	137,587
Repayments of FHLB advances	(1,506,832)	(469,323)	(799,991)
Proceeds from FHLB advances	1,246,000	1,220,000	275,000
Net increase (decrease) in securities sold under agreements to repurchase	(147,214)	133,119	4,767
Net increase in federal funds purchased	34,475	105,000	—
Repayments of secured borrowings	(101,924)	—	—
Proceeds from secured borrowings	65,293
Repayment of notes and bonds payable	(266,432)	(227,621)	(112,563)
Proceeds from notes and bonds payable	388,781	325,401	134,016
Issuance of junior subordinated debentures	54,124	—	77,320
Retirement of subordinated notes and debentures	—	—	(70,855)
Change in noncontrolling interest	895	—	—
Payments for debt issuance costs	(3,498)	—	—
Proceeds from the issuance of BFC Class A Common Stock, net of issuance costs	46,436	—	—
Proceeds from the issuance of BFC common stock upon exercise of stock options	172	1,791	282
Payment by BFC of the minimum witholding tax upon exercise of stock option	—	(7,282)	—
5% Preferred Stock dividends paid	(750)	(392)	—
Proceeds from the issuance of 5% Preferred Stock, net of issuance cost	—	14,988	—
Issuance of Levitt Corporation common stock, net of issuance cost	—	114,769	—
Payment by BankAtlantic Bancorp of the minimum withholding tax upon exercise of stock options	(3,519)	(2,946)	—
Proceeds from issuance of BankAtlantic Bancorp Class A common stock	1,179	2,334	4,472
Purchase of BankAtlantic Bancorp subsidiary common stock	(491)	—	—
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(6,930)	(6,331)	(5,839)
Levitt common stock dividends paid to non-BFC shareholders	(1,322)	(661)	—
Venture Partneships distribution paid to non-BFC partners	—	(1,376)	—

Net cash provided by financing activities	111,633	1,600,530	(355,804)

Increase (decrease) in cash and cash equivalents	80,717	81,178	(109,035)
Cash and cash equivalents at beginning of period	224,720	143,542	252,577

Cash and cash equivalents at end of period	$305,437	$224,720	143,542

(Continued)
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Supplemental cash flow information:
Interest on borrowings and deposits, net of amounts capitalized	$143,499	$89,193	121,384
Income taxes paid	30,002	56,044	31,115
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to real estate owned	2,307	1,401	2,450
Net loan recoveries	1,797	5,524	(1,146)
Tax certificate net charge-offs	(377)	(427)	(203)
Decreases in current income taxes payable from the tax effect of fair value of employee stock options	4,538	6,610	2,264
Securities purchased pending settlement	6,183	25,546	—
Decrease in noncontrolling interest resulting from the retirement of BankAtlantic Bancorp Class A common stock obtained from litigation settlement	—	6,058	—
Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	—	409	—
(Decrease) increase in accumulated other comprehensive income, net of taxes	(417)	(588)	662
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(474)	5,812	(252)
(Decrease) increase in shareholders’ equity for the tax effect relating to share-based compensation	(12)	11,017	550
Fair value of assets acquired from acquisition of Bowden Building Corporation	—	26,463	—
Fair value of liabilities assumed from acquisition of Bowden Building Corporation	—	20,354	—
Decrease in real estate inventory to property and equipment	(1,809)	—	—
Increase in property and equipment from inventory	1,809	—	—
Note receivable issued in connection with the GMS sale	—	—	13,681
Acquisition goodwill adjustments	—	—	734
Securities held to maturity transferred to available for sale	—	—	14,505
Transfer of relocated branch to real estate held for sale	—	—	1,000
Increase in investments in unconsolidated affiliates related to deconsolidation of trusts formed to issue trust preferred securities	—	—	7,910
Increase in junior subordinated debentures related to trust deconsolidation	—	—	7,910
Transfer of guaranteed preferred beneficial interest in BankAtlantic Bancorp’s Junior Subordinated Debentures to junior subordinated debentures	—	—	180,375
Change in noncontrolling interest resulting from issuance of BankAtlantic Bancorp Class A common stock upon conversion of subordinated debentures	—	—	211
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
     Basis of Financial Statement Presentation — BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company with investments in companies engaged in retail and commercial banking, full service investment banking and brokerage, homebuilding, master planned community development and time share and vacation ownership. The Company also holds interests in an Asian themed restaurant chain and various real estate and venture capital investments. The Company’s principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). Through its control of BankAtlantic Bancorp, BFC has indirect controlling interests in BankAtlantic and its subsidiaries (“BankAtlantic”), including RB Holdings, Inc. and its subsidiaries (“Ryan Beck”). Through its control of Levitt, BFC has indirect controlling interests in Levitt and Sons, LLC and its subsidiaries (“Levitt and Sons”) and Core Communities, LLC and its subsidiaries (“Core Communities”) and an indirect non-controlling interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling investment in Benihana, Inc. (“Benihana”). As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
     In December 2005, I.R.E. BMOC, Inc. (“BMOC”), a wholly owned subsidiary of BFC, transferred its shopping center in full settlement of the mortgage note collateralized by the center. The financial information of BMOC is reported as discontinued operations in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2005. BMOC is not included in the Company’s Consolidated Statement of Financial Condition at December 31, 2005. During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, The GMS Group, LLC (“GMS”) and Cumberland Advisors (“Cumberland”). The financial information of GMS and Cumberland is not included in the Consolidated Statements of Financial Condition at December 31, 2005 and 2004 and is included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2003 as discontinued operations.
     BankAtlantic Bancorp (NYSE:BBX) is a diversified financial services holding company that offers a wide range of banking and investment products and services through its subsidiaries. BankAtlantic Bancorp’s principal assets include the capital stock of its wholly-owned subsidiaries BankAtlantic, its banking subsidiary and Ryan Beck, an investment banking firm. BankAtlantic was founded in 1952 and is a federally-insured savings bank headquartered in Fort Lauderdale, Florida. At December 31, 2005, BankAtlantic operated through a network of 78 branches located in Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services.
     Ryan Beck, founded in 1946 and acquired by BankAtlantic Bancorp in 1998, is a full service broker dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 42 offices in 14 states. Ryan Beck is an investment banking firm engaged in the underwriting, distribution and trading of equity, debt and tax-exempt securities. Ryan Beck also offers a full service, general securities brokerage business with investment and insurance products for retail and institutional clients and provides investment and wealth management advisory services for its customers. As an investment banking firm, Ryan Beck provides capital-raising and advisory services, in addition to mergers and acquisitions transaction management. Ryan Beck operates the majority of its business on a fully-disclosed basis through a clearing broker, Pershing, a Bank of New York Securities Company. RB Holdings, Inc. was formed in July 2003 as a holding company for Ryan Beck & Co., Inc.
     Levitt (NYSE:LEV) primarily develops single-family homes through Levitt and Sons and master-planned communities through Core Communities. Levitt engages in other real estate activities and investments in real estate projects in Florida. Levitt also owns approximately 31% of the outstanding common stock of Bluegreen, a New York Stock Exchange-listed (NYSE:BXG) company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites generally located around golf courses and other amenities. Levitt’s homebuilding division operates primarily in Florida, yet has recently commenced operations in Georgia, Tennessee and South Carolina while its land division conducts operations in Florida and South Carolina.
     Through December 31, 2003, Levitt was a wholly-owned subsidiary of BankAtlantic Bancorp. On December 31, 2003, Levitt was spun off to the shareholders of BankAtlantic Bancorp by declaring a stock dividend of all of BankAtlantic Bancorp’s shares of Levitt. As a consequence of the spin-off, our ownership position in Levitt on December 31, 2003 was

BFC Financial Corporation
Notes to Consolidated Financial Statements
initially identical to our ownership position in BankAtlantic Bancorp, including our control of more than 50% of the vote of these companies.
     As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, GAAP requires the consolidation of their financial results. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities as shown in the table below.
BFC’s ownership in BankAtlantic Bancorp and Levitt as of December 31, 2005 was as follows:

		Percent of	Percent
	Shares	Economic	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.90%	7.90%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.73%	54.90%
Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.62%	52.91%
     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of intangible and long-lived assets for impairment, evaluation of securities for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for contingencies, the valuation of real estate held for development, real estate joint venture investments and the cost to complete development work on real estate projects and assumptions used in the pro forma note disclosure for stock based compensation. In connection with the determination of the allowances for loan losses, real estate owned, and real estate held for development, management obtains independent appraisals for significant properties when it is deemed prudent.
     Certain amounts for prior years have been reclassified to conform to revised statement presentation for 2005.
     BankAtlantic performed a review on the classification of its loan participations in its financial statements. Based on the review BankAtlantic concluded that certain loan participations should be accounted for as secured borrowings instead of participations sold. As a consequence, certain participations that were previously recorded as participations sold aggregating to $174.9 million were corrected in the Company’s 2005 financial statements to reflect such amounts as loans receivable and secured borrowings. Prior period presentation was not revised to conform to the 2005 presentation as the amounts were not considered significant (see Note 15 for a further discussion.)
     Consolidation Policy — The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, majority-controlled subsidiaries, including BankAtlantic Bancorp and Levitt, majority-owned joint ventures and variable interest entities in which the Company’s subsidiaries are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). As a result of the implementation of FIN No. 46, BankAtlantic Bancorp consolidated a 50% owned joint venture and deconsolidated its wholly-owned statutory business trusts formed to issue trust preferred securities. The joint venture was acquired in connection with a financial institution acquisition and recorded at fair value on the acquisition date, resulting in no impact to the Company’s financial statements upon adoption of FIN No. 46. No gains and losses are recorded on the issuance of subsidiary common stock. All inter-company transactions and balances have been eliminated.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Cash Equivalents — Cash equivalents are cash, demand deposits at other financial institutions, federal funds sold, securities purchased under resell agreements and money market funds and other short-term investments with original maturities of 90 days or less. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days.
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
     Investment Securities — Investment securities are classified based on management’s intention on the date of purchase. Debt securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are stated at cost, net of unamortized premiums and unaccreted discounts.
     Debt securities not held for investment and marketable equity securities not accounted for under the equity method of accounting are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after applicable taxes, are recorded as a component of other comprehensive income.
     Declines in the value of individual held to maturity and available for sale securities that are considered other than temporary result in write-downs in earnings through securities activity, net of the individual securities to their fair value. The review for other-than-temporary declines takes into account current market conditions, trends and other key measures.
     Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses resulting from such fair value adjustments and from recording the results of sales are recorded in securities activities, net.
     The fair value of securities available for sale and trading securities are estimated by obtaining prices actively quoted on national markets, using a price matrix or applying management valuation models.
     Equity securities that do not have readily determinable fair values are carried at historical cost. These securities are evaluated for other than temporary declines in value, and, if impaired, the historical cost of the securities is written down to estimated fair value in earnings.
     Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividend income using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date. Gains or losses on the sale of securities are recognized using the specific identification method and are currently reported in other income.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
     Transfer of Loan Participations — BankAtlantic transfers participation rights in certain commercial real estate loans with servicing retained. These participation rights transfers are accounted for as loan sales when the transferred asset has been isolated from BankAtlantic and beyond the reach of BankAtlantic’s creditors, the transferee’s right to pledge or exchange the loan is not constrained and BankAtlantic does not have control over the loan. If the above criteria are not met, BankAtlantic accounts for the loan participation rights transfers as a secured borrowing.
     Impaired loans — Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.
     Allowance for Loan Losses — The allowance for loan losses reflects management’s estimate of probable incurred credit losses in the loan portfolios. Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.
     The allowance consists of three components. The first component of the allowance is for high-balance “non-homogenous” loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of classified loans. Once an individual loan is found to be impaired, a valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. Non-homogenous loans that are not impaired are assigned an allowance based on common characteristics with homogenous loans. The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage low-balance commercial loans and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of delinquency trends, analysis of historical losses, examination of loan to value ratios, review of changes in loan underwriting policies and industry indicators. The third component of the allowance is determined separately from the procedures outlined above. This component addresses certain industry and geographic concentrations, the view of regulators and changes in composition of the loan portfolio. Management believes the allowance for loan losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for loan losses. Actual losses incurred in the future are highly dependent upon future events, including the economic conditions of the geographic areas in which BankAtlantic holds loans.
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
     Consumer non-mortgage loans that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to fair value less estimated selling costs.
     Real Estate Owned (“REO”) — REO is recorded at the lower of cost or estimated fair value, less estimated selling costs when acquired. Write-downs required at the time of acquisition are charged to the allowance for loan losses or allowance for tax certificates. Expenditures for capital improvements are generally capitalized. Real estate acquired in settlement of loans or tax certificates are anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. Management obtains independent appraisals for significant properties.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Investment Banking Revenues — Investment banking revenues represent revenues from Ryan Beck. These revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Ryan Beck acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger and acquisition and financial advisory services. Investment banking management fees are recorded as earned, provided no contingency of payment exists. Sales concessions are recorded on trade date, and underwriting fees are recorded at the time the underwriting is completed.
          Securities Transactions — Proprietary securities transactions in regular-way trades are recorded on a trade date basis. Profit and loss arising from all securities transactions entered into for the account and risk of Ryan Beck are recorded on a trade date basis. Customers’ securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.
          Securities Owned and Securities Sold, But Not Yet Purchased — Securities owned and securities sold, but not yet purchased are associated with proprietary securities transactions entered into by Ryan Beck and are accounted for at fair value with changes in the fair value included in earnings. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, management’s estimates of amounts to be realized on settlement or management valuation models associated with securities that are not readily marketable.
          Real Estate Held for Development and Sale — This includes land, land development costs, interest and other construction costs associated with Levitt’s real estate inventory, BankAtlantic Bancorp’s investment in a real estate variable interest entity and BFC’s real estate property, an outlet center in North Carolina. BFC’s real estate property was deeded to the noteholder in December 2005. Inventory of real estate includes land, land development costs, interest and other construction costs and is stated at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Estimated fair value is based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The valuation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property. Due to large acreage of certain land holdings and the nature of our project development life cycles disposition in the normal course of business is expected to extend over a number of years.
          Land and indirect land development costs are accumulated by specific area and allocated to various parcels or housing units using either specific identification or apportioned based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of tangible selling costs, prepaid local government fees and capitalized real estate taxes. Tangible selling costs are capitalized by communities and represent costs incurred throughout the selling period to aid in the sale of housing units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage. These tangible selling costs are capitalized and expensed to cost of sales of the benefited home sales. Start-up costs and other selling expenses are expensed as incurred.
          The expected future costs of development are analyzed at least annually to determine the appropriate allocation factors to charge to the remaining inventory as cost of sales when such in inventory is sold.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Interest is capitalized at the effective rates paid on borrowings incurred for real estate inventory during the preconstruction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest amortized to cost of sales on the relative sales value method as related homes, land and units are sold. The following table is a summary of interest incurred on notes and mortgage notes payable and the amounts capitalized (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Interest expense	$166,469	$100,361	$121,479
Interest capitalized	(21,143)	(12,238)	(8,884)

Interest expense, net	$145,326	$88,123	$112,595

          Revenue and all related costs and expenses from home, land and commercial property sales are recognized at closing, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when other sale and profit recognition criteria are satisfied as required under generally accepted principles in the United States of America. In order to properly match revenues with expenses, estimation is made as to certain construction and land development costs incurred but not yet paid at the time of closing.
          Homesite Contracts and Consolidation of Variable Interest Entities —In the ordinary course of business Levitt enters into contracts to purchase homesites and land held for development. Option contracts allow Levitt to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. The liability for nonperformance under such contracts is typically only the required deposits,. Levitt does not have legal title to these assets. However, if certain conditions are met under the requirements of FASB Interpretation No. 46(R), the Levitt’s land contracts may create a variable interest for Levitt, with Levitt being identified as the primary beneficiary. If these certain conditions are met, FASB Interpretation No. 46(R) requires us to consolidate the assets (homesites) at their fair value. At December 31, 2005 there were no assets under these contracts consolidated in our financial statements.
          Investments in Unconsolidated Affiliates — The Company follows the equity method of accounting to record its interests in affiliates in which it does not own the majority of the voting stock and to record its investment in variable interest entities in which it is not the primary beneficiary. These entities consist of Bluegreen Corporation, joint ventures and statutory business trusts. The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the Company’s share of the joint venture’s earnings or losses. Distributions received reduce the carrying amount of the investment.
          Goodwill and Core Deposit Intangible Asset — Goodwill is recorded at the acquisition date of a business and tested for impairment annually at the reporting unit level, by comparing the fair value of the reporting unit to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill.
          Other intangible assets consist of core deposit intangible asset was initially recorded at fair value and then amortized over a useful life of ten years. The accumulated amortization on core deposit intangible asset was $6.7 million at December 31, 2005.
          Properties and Equipment — Properties and equipment consists primarily of office premises, office furniture and fixtures, computer equipment and water treatment and irrigation facilities. Land is carried at cost. Office properties, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 30 years for buildings and 3-10 years for equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets.
          Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred, and gains or losses on disposal of assets are reflected in current operations.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Impairment of long lived assets — The Company assesses its real estate inventory, as well as all long lived assets, for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be evaluated for impairment whenever events indicate that the carrying amount of an asset may not be recoverable based upon undiscounted future cash flows. These evaluations for impairment are impacted by estimates of future revenues, the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property. If an asset is determined to be impaired, the impairment reserve is recorded for the excess of the carrying amount of the asset over the fair value of the asset.
          Long-lived assets to be abandoned are considered held and used until disposed. The depreciable life of a long-lived asset to be abandoned is depreciated over its shortened depreciable life when an entity commits to a plan to abandon the asset before the end of its previously estimated useful life. An impairment loss is recognized at the date a long-lived asset is exchanged for a similar productive asset if the carrying amount of the asset exceeds its fair value. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less estimated selling costs and depreciation (amortization) is ceases.
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
          The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.
          Derivative Instruments — All derivatives are recognized on the statement of financial condition at their fair value. If the Company elects hedge accounting, the hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in earnings in the Company’s Consolidated Statements of Operations. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.
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
          Noncontrolling Interest— Noncontrolling interest reflects third parties’ ownership interest in entities that are consolidated and less than 100% owned.
          Accounting for Contingencies — Reserves for contingencies are recorded when it is probable that an asset has been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated.
          Earnings Per Share —Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options or restricted stock are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method. The diluted earnings per share computations take into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary’s common stock. The resulting net income amount is divided by the weighted average

BFC Financial Corporation
Notes to Consolidated Financial Statements
number of dilutive common shares outstanding, when dilutive. For all periods, the shares of the Company issued in connection with a 1984 acquisition are considered outstanding after elimination of the Company’s percentage ownership of the entity that received the shares issued in that acquisition.
          Brokered Deposits —Brokered deposits are accounted for at historical cost and discounts or premiums, if any, are amortized or accreted using the interest method over the term of the deposit.
          Stock-Based Compensation Plans — The Company maintains both qualifying and non-qualifying stock-based compensation plans for its employees and directors. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. No compensation is recognized in connection when option grants have an exercise price equal to the market value of the underlying common stock on the date of grant.
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

	For the Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003
Pro forma net income
Net income available to common shareholders, as reported	$12,024	$13,838	$7,022
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and noncontrolling interest	51	38	51
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and noncontrolling interest	(1,168)	(897)	(646)
			[a]aa[a][a][a][a][a] [a]a
Pro forma net income	$10,907	$12,979	$6,427

Earnings per share:
Basic as reported	$0.42	$0.57	$0.31

Basic pro forma	$0.38	$0.54	$0.28

Diluted as reported	$0.38	$0.47	$0.25

Diluted pro forma	$0.34	$0.44	$0.23

New Accounting Pronouncements:
          In February 2006 the FASB issued SFAS No. 155, (“Accounting for Certain Hybrid Financial Instruments”.) This Statement amends SFAS 133, (Accounting for Derivative Instruments and Hedging Activities”) to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued (or subject to a remeasurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006, with earlier adoption allowed as of the beginning of a fiscal year for which (annual or interim) financial statements have not yet been issued. Management is currently evaluating the requirements of this standard.
          In December 2005, FASB issued Staff Position (FSP) No. FSP SOP 94-6-1 “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” This FSP indicates terms in loan products that may give rise to a concentration of credit risk as that term is used in FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments.” Statement No. 107 requires disclosure about each significant concentration of credit risk in the notes to financial statements.

BFC Financial Corporation
Notes to Consolidated Financial Statements
The FSP is effective for annual periods ending after December 15, 2005. The Company implemented the disclosure requirements of this FSP as of December 31, 2005.
          In November 2005, FASB issued FSP No. 123 (R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards.” The FSP provides an alternative method as of the date that SFAS No. 123(R) is adopted for calculating the beginning balance of the pool of additional paid-in capital available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). On January 1, 2006, the date the Company adopted the accounting policies of SFAS No. 123(R), the Company elected the transition election of FSP No. 123 (R)-3.
          In November 2005, FASB issued FSP 115-1 and FAS 124-1, “Other-Than-Temporary Impairment and its Application to Certain Investments.” The FSP provides guidance for determining when an investment should be considered impaired, determining whether an impairment should be deemed other than temporary, and measuring an impairment loss. The FSP is effective for periods beginning after December 15, 2005. Management does not believe that the guidance is this FSP will have a material effect on the Company’s financial statements.
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
          In October 2005, FASB issued FSP No. FAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” The FSP outlines a practical accommodation for determining if a mutual understanding of the key terms and conditions of an award to an individual exists at the date the award is granted. The guidance of this FSP is effective upon adoption of Statement 123(R). Management believes that the guidance in this FSP will not have an effect on future stock option grants.
          In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate. The Statement is effective for fiscal years beginning after January 1, 2006. Management adopted the accounting policies of this Statement as of January 1, 2006. The adoption of this Statement did not have a material effect on the Company’s financial statements.
          In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (the Company’s fiscal year beginning January 1, 2006) using either a cumulative-effect-type adjustment or using a retrospective application. The adoption of EITF 04-05 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
          In December 2004, FASB issued SFAS No. 123 (revision) Share-based payments. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement eliminated the

BFC Financial Corporation
Notes to Consolidated Financial Statements
accounting for share-based transactions under APB No. 25 and its related interpretations, instead requiring all share-based payments to be accounted for using a fair value method. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application.” In March 29, 2005 the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses the staff’s views of the interaction between SFAS No. 123R, Share-Based Payment, and certain SEC rules and regulations. SAB No. 107 also addresses the valuation of share-based payment arrangements for public companies. Management adopted the Statement as of January 1, 2006 using the modified prospective application. Management estimates that cumulative compensation expense before tax to be recognized over the remaining life from currently unvested options at the adoption date will be approximately $17.1 million over the next five years.
          In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67”.) This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”),. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. Effective January 1, 2006, Bluegreen is required to adopt SOP 04-02. Bluegreen has indicated that the adoption of SOP 04-02 will result in one-time, non-cash, cumulative effect of change in accounting principle charge in the first quarter of 2006, however, the adjustment will not be determined until Bluegreen finalizes its first quarter financial results. Accordingly, the Company cannot estimate the effect of Bluegreen’s adoption of SOP 04-2 on the Company’s interest in earnings from Bluegreen.
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
          The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Inter-segment transactions consist of cash and cash equivalents and securities sold under agreements to repurchase transactions entered into at BankAtlantic; loans due to BankAtlantic and BankAtlantic Bancorp; interest income and interest expense; underwriting fees and advisory fees; and shared services for back-office support functions with respect to human resources, risk management, project planning, system support and investor and public relation are eliminated for consolidated presentation.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
          The Company evaluates segment performance based on net segment income (loss) from continuing operations after tax. The table below is segment information for income from continuing operations, after tax, for each of the years in the three year period ended December 31, 2005 (in thousands):

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2005	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$558,112	$—	$558,112
Interest and dividend income	1,623	360,405	2,556	(1,240)	363,344
Broker/dealer revenue	—	238,800	—	(1,950)	236,850
Other income	1,750	101,678	14,472	(1,355)	116,545

	3,373	700,883	575,140	(4,545)	1,274,851

Costs and Expenses:
Cost of sale of real estate	—	—	408,082	(892)	407,190
Interest expense, net	346	145,328	—	(348)	145,326
Recovery for loan losses	—	(6,615)	—	—	(6,615)
Other expenses	9,750	470,111	92,494	(1,355)	571,000

	10,096	608,824	500,576	(2,595)	1,116,901

	(6,723)	92,059	74,564	(1,950)	157,950
Equity in earnings from unconsolidated affiliates	—	621	12,783	—	13,404

Income (loss) before income taxes	(6,723)	92,680	87,347	(1,950)	171,354
Provision (benefit) for income taxes	5,130	33,498	32,436	(808)	70,256

Income (loss) before non controlling interest	(11,853)	59,182	54,911	(1,142)	101,098
Noncontrolling interest in income of consolidated subsidiaries	6	46,246	45,786	(894)	91,144

Income (loss) from continuing operations	$(11,859)	$12,936	$9,125	$(248)	$9,954

At December 31, 2005
Total assets	$54,118	$6,471,411	$895,673	$(37,176)	$7,384,026

BFC Financial Corporation
Notes to Consolidated Financial Statements

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2004	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$549,652	$—	$549,652
Interest and dividend income	680	260,555	1,338	(2,625)	259,948
Broker/dealer revenue	—	231,804	—	(280)	231,524
Other income	5,335	112,500	8,078	(938)	124,975

	6,015	604,859	559,068	(3,843)	1,166,099

Costs and Expenses:
Cost of sale of real estate	—	—	406,274	(2,374)	403,900
Interest expense, net	393	87,722	259	(251)	88,123
Recovery for loan losses	—	(5,109)	—	—	(5,109)
Other expenses	7,187	412,053	78,269	(1,218)	496,291

	7,580	494,666	484,802	(3,843)	983,205

	(1,565)	110,193	74,266	—	182,894
Equity in earnings from unconsolidated Subsidiaries	—	485	19,118	—	19,603

(Loss) income before income taxes	(1,565)	110,678	93,384	—	202,497
Provision for income taxes	8,171	39,910	36,022	—	84,103

Income (loss) from continuing operations before noncontrolling interest	(9,736)	70,768	57,362	—	118,394
Noncontrolling interest in income of consolidated subsidiaries	1,822	55,074	47,098	—	103,994

(Loss) income from continuing operations	$(11,558)	$15,694	$10,264	$—	$14,400

Total assets at December 31, 2004	$26,596	$6,356,777	$678,467	$(106,993)	$6,954,847

			Homebuilding	Adjusting
	BFC	Financial	and Real Estate	and
2003	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$283,058	$—	$283,058
Interest and dividend income	390	261,849	863	(1,228)	261,874
Broker/dealer revenue	—	210,304	—	—	210,304
Other income	897	70,985	4,765	(214)	76,433

	1,287	543,138	288,686	(1,442)	831,669

Costs and Expenses:
Cost of sale of real estate	—	—	209,431	—	209,431
Interest expense, net	373	113,217	233	(1,228)	112,595
Recovery for loan losses	—	(547)	—	—	(547)
Other expenses	6,646	368,872	43,718	(213)	419,023

	7,019	481,542	253,382	(1,441)	740,502

	(5,732)	61,596	35,304	(1)	91,167
Equity in earnings from unconsolidated Subsidiaries	—	425	7,916	1,785	10,126

(Loss) income before income taxes	(5,732)	62,021	43,220	1,784	101,293
Provision for income taxes	3,774	23,424	16,400	628	44,226

(Loss) income from continuing operations before noncontrolling interest	(9,506)	38,597	26,820	1,156	57,067
Noncontrolling interest in income (loss) of consolidated subsidiaries	(1,401)	31,709	20,785	—	51,093

(Loss) income from continuing operations	(8,105)	6,888	6,035	1,156	5,974

Total assets at December 31, 2003	$14,388	$4,831,549	$393,505	$(103,207)	$5,136,235

BFC Financial Corporation
Notes to Consolidated Financial Statements
3. Discontinued Operations
BFC
          I.R.E BMOC, Inc (“BMOC”), a wholly owned subsidiary of BFC, owned an outlet center located in Burlington, North Carolina that was acquired in 1985. In November 2004, a tenant occupying 21% of the square footage of the shopping center vacated the premises. The loss of this tenant caused BMOC to operate at a negative cash flow. Because of the negative cash flow, the mortgage was not paid in accordance with its terms; rather, cash flow to the extent available from the shopping center was paid to the lender. The noteholder on September 14, 2005 filed a Notice of Hearing Prior to Foreclosure of Deed of Trust which among other things indicated that the shopping center was scheduled to be sold on November 29, 2005. On December 19, 2005, the shopping center was transferred to the lender in full settlement of the note of $8.2 million. The Company’s income from the transfer of the shopping center was approximately $5.1 million before tax which is included in discontinued operations in the Company’s statements of operations for the year ended December 31, 2005.
          BMOC’s components of earnings (loss) from discontinued operations for each of the years in the three year period ended December 31, 2005 is as follows (in thousands):

	2005	2004	2003
BFC Activities — Revenues
Other income	$117	$502	$635
BFC Activities — Expenses
Interest expense	736	778	790
Gain on disposition	5,146	—	—

Income (loss) from discontinued operations	4,527	(276)	(155)
Provision (benefit) for income taxes	1,707	(106)	(60)

Income (loss) from discontinued operations, net of tax	$2,820	$(170)	$(95)

          The assets and liabilities associated with BMOC’s discontinued operations included in the Company’s statement of financial condition as of December 31, 2004 consisted of the following (in thousands):

Investment in real estate, net	$3,355
Other assets	556

Total assets	$3,911

Mortgage payable	$8,232
Other liabilities	143

Total liabilities	$8,375

Ryan Beck
          During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, The GMS Group, LLC (“GMS”) and Cumberland Advisors. The above transactions were presented as discontinued operations in our statements of operations for the year ended December 31, 2003.
          As part of Ryan Beck’s acquisition of certain of the assets and assumption of certain of the liabilities of Gruntal & Co, LLC, in April 2002, Ryan Beck acquired all of the membership interests in The GMS Group, L.L.C. (“GMS”). After its acquisition, GMS was operated as an independent business unit. After a receipt of an offer by GMS’s management to purchase GMS from Ryan Beck, Ryan Beck sold its entire membership interest in GMS to GMS Group Holdings Corp. (“Buyer”) in August 2003 for $22.6 million. The Buyer was formed by the management of GMS along with other investors. Ryan Beck received cash proceeds from the sale of $9.0 million and a $13.6 million secured promissory note issued by the Buyer with recourse to the management of GMS. The note is secured by the membership interest in GMS and contains covenants that require GMS to maintain certain capital and financial ratios. If these covenants are not maintained, Ryan Beck can exercise its rights of default under the note, including pursuing the sale of the collateral. Ryan Beck did not recognize any gain or loss associated with the transaction. The promissory note is at a federal funds rate plus an applicable margin and

BFC Financial Corporation
Notes to Consolidated Financial Statements
is payable in 27 equal quarterly installments continuing until June 2010 with a final payment in September 2010. At December 31, 2005 and 2004, the outstanding balance of the promissory note was $3.3 million and $6.1 million, respectively.
          During the second quarter of 2003, Ryan Beck sold its entire interest in Cumberland Advisors, Inc. for $1.5 million and recognized a $228,000 loss.
          The components of earnings from discontinued operations of GMS and Cumberland Advisors, Inc. for the year ended December 31, 2003 is as follows (in thousands):

(in thousands)	2003
Revenues:
Interest income	$6,279
Investment banking income	17,782
Other	1,375

25,436

Expenses:
Interest expense	1,039
Employee compensation and benefits	17,377
Other	6,394

24,810

Income before income taxes	626
(Benefit) for income taxes	(517)

Income from discontinued operations, net of tax	$1,143

          The following table summarizes the assets and liabilities sold or transferred associated with discontinued operations of GMS and Cumberland Advisors, Inc. and the cash proceeds received or transferred for the year ended December 31, 2003 (in thousands):

Cash	$815
Securities owned	105,083
Property and equipment	559
Goodwill	1,204
Other assets	5,479
Securities sold but not yet purchased	(3,781)
Due to clearing agent	(80,561)
Other liabilities	(4,347)

Net assets sold or transferred	24,451
Notes receivable — GMS Holdings, Inc.	(13,681)
Cash sold	(815)

Net cash proceeds received	$9,955

BFC Financial Corporation
Notes to Consolidated Financial Statements
4. Branch Sale
          In January 2005, BankAtlantic sold a branch to an unrelated financial institution.
          The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the branch sale (in thousands).

Amount
Assets sold:
Loans	$2,235
Property and equipment	733
Liabilities transferred:
Deposits	(17,716)
Accrued interest payable	(27)

Net assets sold	(14,775)
Write-off of core deposit intangible assets	248
Gain on sale of branch (1)	922

Net cash outflows from sale of branch	$(13,605)

(1)	The gain on sale of branch is included in other income in the Company’s Consolidated Statements of Operations.
5. Available for Sale Securities, Investment Securities, Tax Certificates and Short-Term Investments
The following tables summarize available-for-sale securities, investment securities and tax certificates (in thousands):

	Available for Sale
	December 31, 2005				December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value	Cost	Appreciation	Depreciation	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$337,381	$1,547	$4,749	$334,179	$401,566	$3,848	$1,587	$403,827
Real estate mortgage investment conduits	49,797	—	2,436	47,361	96,938	188	436	96,690

Total mortgage -backed securities	387,178	1,547	7,185	381,540	498,504	4,036	2,023	500,517

Investment Securities:
Tax-exempt securities	204,441	325	2,795	201,971	219,322	2,062	1,030	220,354
Other bonds	588	—	—	588	585	—	—	585
U.S. Treasury notes	998	2	—	1,000	—	—	—	—
Equity securities	82,296	9,265	—	91,561	23,141	4,404	—	27,545

Total investment securities	288,323	9,592	2,795	295,120	243,048	6,466	1,030	248,484

Total	$675,501	$11,139	$9,980	$676,660	$741,552	$10,502	$3,053	$749,001

	Investment Securities and Tax Certificates
	December 31, 2005				December 31, 2004
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value
Tax certificates (1) —
Net of allowance of $3,271 and $3,297, respectively	$163,726	$—	$—	$163,726	$166,731	$—	$—	$166,731
Tax-exempt securities	193,918	313	1,428	192,803	133,562	302	777	133,087
Investment securities (2)	27,324	793	—	28,117	17,253	345	—	17,598

	$384,968	$1,106	$1,428	$384,646	$317,546	$647	$777	$317,416

(1)	Management considers estimated fair value equivalent to book value for tax certificates since these securities have no readily traded market and are deemed to approximate fair value.

(2)	Investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale and investment securities with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:

Mortgage-backed securities	$156,852	$(2,110)	$101,168	$(2,639)	$258,020	$(4,749)
Real estate mortgage investment Conduits	12,210	(346)	35,151	(2,090)	47,361	(2,436)

Tax exempt securities	107,089	(1,209)	49,657	(1,586)	156,746	(2,795)

Total securities available for sale	276,151	(3,665)	185,976	(6,315)	462,127	(9,980)

Investment securities

Tax exempt securities	116,393	(1,132)	11,982	(296)	128,375	(1,428)

Total	$392,544	$(4,797)	$197,958	$(6,611)	$590,502	$(11,408)

          Unrealized losses on securities outstanding greater than twelve months at December 31, 2005 were caused by interest rate increases. The cash flows of these securities are guaranteed by government sponsored enterprises and state municipalities. Management expects that the securities would not be settled at a price less than the carrying amount. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2005.
          Unrealized losses on securities outstanding less than twelve months at December 31, 2005 were also caused by interest rate increases. These securities are guaranteed by government agencies and state municipalities and are of high credit quality. Since these securities are of high credit quality and the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2005.
          The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale and investment securities with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:

Mortgage-backed securities	$91,091	$(1,256)	$52,253	$(331)	$143,344	$(1,587)
Real estate mortgage investment conduits	71,705	(436)	—	—	71,705	(436)

Tax exempt securities	71,523	(1,030)	—	—	71,523	(1,030)

Total securities available for sale	234,319	(2,722)	52,253	(331)	286,572	(3,053)

Investment securities

Tax exempt securities	78,585	(777)	—	—	78,585	(777)

Total	$312,904	$(3,499)	$52,253	$(331)	$365,157	$(3,830)

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The scheduled maturities of debt securities and tax certificates were (in thousands):

	Debt Securities		Tax Certificates and
	Available for Sale		Investment Securities
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
December 31, 2005 (1) (2) (3)	Cost	Value	Cost	Value
Due within one year	$5,429	$5,410	$163,726	$163,726
Due after one year, but within five years	90,319	89,311	—	—
Due after five years, but within ten years	122,187	120,617	975	967
Due after ten years	375,270	369,761	192,943	191,836

Total	$593,205	$585,099	$357,644	$356,529

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (1 year or less).

(3)	Amounts include $356 million of callable tax exempt securities with call dates ranging from 2006 to 2015.
          Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Balance, beginning of period	$3,297	$2,870	$1,873

Charge-offs	(979)	(491)	(869)
Recoveries	603	918	666

Net (charge-offs) recoveries	(376)	427	(203)

Provision charged to operations	350	—	1,200

Balance, end of period	$3,271	$3,297	$2,870

The components of gains and losses on sales of securities were (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Gross gains on securities activities	$917	$7,162	$900
Gross losses on securities activities	(18)	—	(1,961)
Unrealized gain on future contract	12	36	—
Unrealized loss on future contract	(6)	—	(49)

Net gains (losses) on the sales of securities available for sale (1)	$905	$7,198	$(1,110)

(1)	Net gains (losses) on sales of securities available for sale is reported in other income in the Company’s Financial Services and BFC Activities of approximately $847,000 and $58,000, respectively.
          Proceeds from sales of securities available for sale were $127.9 million, $99.1 million and $41.2 million during the years ended December 31, 2005, 2004 and 2003, respectively. Included in other income gross losses on securities activities, net during the year ended December 31, 2003 was $1.9 million of realized losses related to the settlement of interest rate swap contracts.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The Company’s securities owned consisted of the following (in thousands):

	December 31,
	2005	2004
Debt obligations:
States and municipal obligations	$76,568	$10,824
Corporate debt	3,410	10,093
Obligations of U.S. Government agencies	45,827	57,659
Equity securities	23,645	18,042
Mutual funds and other	28,359	27,898
Certificates of deposit	2,483	927

Total	$180,292	$125,443

          Securities owned at December 31, 2005 and 2004 were primarily associated with Ryan Beck’s trading activities conducted both as principal and as agent on behalf of the firm and individual and institutional investor clients. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck realized income from principal transactions of $100.3 million, $90.4 million and $95.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.
          In the ordinary course of business, Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. The clearing broker may rehypothecate all of Ryan Beck’s securities owned. As of December 31, 2005 balances due to the clearing broker were $24.5 million and as of December 31, 2004, balances due from the clearing broker were $16.6 million.
          Securities sold, but not yet purchased consisted of the following (in thousands):

	December 31,
	2005	2004
Corporate equity	$3,780	$3,498
Corporate bonds	1,332	9,958
State and municipal obligations	41	269
Obligations of U.S. Government agencies	29,653	25,384
Certificates of deposits	371	353

	$35,177	$39,462

          Securities sold, but not yet purchased are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance-sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.
          During the year ended December 31, 2005, Ryan Beck established the Kronos Fund, LP (“Partnership”), a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The Partnership is a hedge fund that primarily trades equity securities. The Partnership is consolidated into Ryan Beck Investment Management, LLC (the “General Partner”), a wholly owned subsidiary of RB Holdings, who has control over the Partnership. Included in securities owned and securities sold but not yet purchased was $3.4 million and $1.3 million, respectively, associated with the Partnership.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following table provides information on securities purchased under resell agreements (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Ending Balance	$—	$—	$—
Maximum outstanding at any month end within period	—	—	160,000
Average amount invested during period	—	—	31,589
Average yield during period	—%	—	0.60
          The underlying securities associated with the securities purchased under resell agreements during the year ended December 31, 2003 were held by BankAtlantic.
          The following table provides information on Federal Funds sold (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Ending Balance	$1,057	$5,100	$—
Maximum outstanding at any month end within period	8,648	54,530	83,000
Average amount invested during period	4,275	6,282	$16,499
Average yield during period	1.87%	0.75%	1.01%
     As of December 31, 2005 and 2004, BankAtlantic had $2.2 million and $11.0 million, respectively, invested in money market accounts with unrelated brokers.
     The estimated fair value of securities and short term investments pledged for the following obligations were (in thousands):

	December 31,
	2005	2004
Treasury tax and loan	$51,911	$1,784
Repurchase agreements	118,527	312,171
Public deposits	37,923	53,838

	$208,361	$367,793

          The counterparty to the repurchase agreements has the right to engage in other repurchase transactions with the pledged securities but must deliver the pledged securities to BankAtlantic at the termination of the agreement.
6. Benihana Convertible Preferred Stock Investment
          Benihana has operated teppanyaki-style restaurants in the United States for 40 years and has exclusive rights to own, develop and license Benihana and Benihana Grill restaurants in the United States, Central and South America and the islands of the Caribbean. Benihana is a NASDAQ-listed company with two listed classes of common shares: Common Stock (BNHN) and Class A Common Stock (BNHNA). John E. Abdo, Vice Chairman of the Company’s Board of Directors, is a member of Benihana’s Board of Directors. Further, Darwin Dornbush, a member of Levitt’s Board of Directors is a director and corporate secretary of Benihana.
          During the quarter ended June 30, 2004, the Company entered into an agreement with Benihana Inc., to purchase an aggregate of 800,000 shares of Series B Convertible Preferred Stock (“Convertible Preferred Stock”) for $25.00 per share. On July 1, 2004, the Company funded the first tranche of Convertible Preferred Stock in the amount of $10.0 million for the purchase of 400,000 shares and on August 4, 2005 the Company purchased the remaining 400,000 shares of Convertible Preferred Stock in the amount of $10.0 million. The shares of Convertible Preferred Stock are convertible into Benihana Common Stock at a conversion price of $19.00 per share, subject to adjustment from time to time upon certain defined events. The shares of the Convertible Preferred Stock have voting rights on “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the

BFC Financial Corporation
Notes to Consolidated Financial Statements
holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter commencing September 30, 2004. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless the holders of a majority of the outstanding Convertible Preferred Stock elect to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. In addition, the Convertible Preferred Stock may be redeemed by Benihana for a limited period beginning three years from the date of issue if the price of Benihana’s Common Stock is at least $38.00 for sixty consecutive trading days. Based upon Benihana’s currently outstanding capital stock, the Convertible Preferred Stock if converted would represent approximately 23% of Benihana voting and 10% of Benihana economic interest. The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost.
7. Loans Receivable
The loan portfolio consisted of the following components (in thousands) :

	December 31,
	2005	2004
Real estate loans:
Residential	$2,043,055	$2,065,658
Construction and development	1,339,576	1,454,048
Commercial	1,066,598	1,082,294
Small business	151,924	123,740
Other loans:
Home equity	513,813	457,058
Commercial business	89,752	91,505
Small business — non-mortgage	83,429	66,679
Consumer loans	21,469	14,540
Deposit overdrafts	5,694	3,894
Residential loans held for sale	2,538	4,646
Other loans	2,071	3,364
Discontinued loan products (1)	1,207	8,285

Total gross loans	5,321,126	5,375,711
Adjustments:
Undisbursed portion of loans in process	(649,296)	(767,804)
Premiums related to purchased loans	5,566	6,609
Deferred fees	(3,231)	(5,812)
Deferred profit on commercial real estate loans	(231)	(549)
Allowance for loan and lease losses	(41,830)	(47,082)

Loans receivable — net	$4,632,104	$4,561,073

(1)	Discontinued loan products consist of lease financings and indirect consumer loans. These loan products were discontinued during prior periods.
     At December 31, 2005, loans to Levitt from BankAtlantic had an outstanding balance of approximately $223,000. At December 31, 2004, loans to Levitt from BankAtlantic and BankAtlantic Bancorp had an outstanding balance of approximately $8.6 million and $38.0 million, respectively. These inter-company loans and related interest were eliminated in consolidation.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     BankAtlantic’s loan portfolio had the following geographic concentration at December 31, 2005:

Florida	57%
California	11%
Northeast	8%
Other	24%

100%

     Loans held for sale consisted of loans originated by BankAtlantic (primarily loans that qualify under the Community Reinvestment Act) designated as held for sale and loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loans during the 14 day period and accordingly earns the interest income during the period. The sales price is negotiated quarterly for all loans sold during the quarter.
     The following summarizes the allowance for loan losses (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Balance, beginning of period	$47,082	$46,667	$49,094
Loans charged-off	(2,694)	(4,076)	(11,723)
Recoveries of loans previously charged-off	4,057	9,600	10,577

Net recoveries (charge-offs)	1,363	5,524	(1,146)
Allowance for loan losses, acquired	—	—	(734)
Net provision credited to operations	(6,615)	(5,109)	(547)

Balance, end of period	$41,830	$47,082	$46,667

     The following summarizes impaired loans (in thousands):

	December 31, 2005		December 31, 2004
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$386	$193	$247	$123
Impaired loans without specific valuation allowances	6,878	—	8,123	—

Total	$7,264	$193	$8,370	$123

     The average gross recorded investment in impaired loans was $6.8 million, $10.3 million and $16.3 million during the years ended December 31, 2005, 2004 and 2003, respectively.
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Contracted interest income	$343	$464	$666
Interest income recognized	(192)	(192)	(396)

Foregone interest income	$151	$272	$270

Non-performing assets consist of non-accrual loans, non-accrual tax certificates, and real estate owned. Non-accrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower’s ability to repay principal or interest. Non-accrual tax certificates are tax deeds or certificates in which interest recognition has been suspended due to the

BFC Financial Corporation
Notes to Consolidated Financial Statements
aging of the certificate or deed.
     The following summarizes non-performing assets (in thousands):

	December 31,
	2005	2004	2003
Non-accrual — tax certificates	$388	$381	$894

Non-accrual — loans
Residential	5,981	5,538	9,777
Commercial real estate and business	340	340	52
Small business	9	88	155
Lease financing	—	727	25
Consumer	471	1,210	794

Total non-accrual loans	6,801	7,903	10,803

Real estate owned	967	692	2,422

Total non-performing assets	$8,156	$8,976	$14,119

     The following summarizes other potential problem loans (in thousands):

	December 31,
	2005	2004	2003
Loans contractually past due 90 days or more and still accruing	$—	$—	$135
Performing impaired loans, net of specific allowances	193	320	180
Restructured loans	77	24	1,387

Total potential problem loans	$270	$344	$1,702

     Loans contractually past due 90 days or more and still accruing interest represent loans that have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans. Performing impaired loans are impaired loans which are still accruing interest. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. There were no commitments to lend additional funds on non-performing loans and BankAtlantic has $105,000 of commitments to lend additional funds to potential problem loans at December 31, 2005.
     Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$(75)	$(137)	$(1,122)
Provisions for losses on REO	—	(5)	(812)
Net gains on sales	1,840	694	1,984

Total income from real estate acquired	$1,765	$552	$50

     There were no write downs of real estate acquired during the year ended December 31, 2005. During the years ended December 31, 2004 and 2003, real estate acquired write downs were $5,000 and $812,000, respectively.

BFC Financial Corporation
Notes to Consolidated Financial Statements
8. Accrued Interest Receivable
     Accrued interest receivable consisted of (in thousands):

	December 31,
	2005	2004
Loans receivable	$26,113	$22,141
Investment securities and tax certificates	10,929	9,527
Securities available for sale	4,454	4,327

Accrued interest receivable	$41,496	$35,995

9. Properties and Equipment
     Properties and equipment was comprised of (in thousands):

	December 31,
	2005	2004
Land	$35,364	$28,958
Buildings and improvements	120,059	105,174
Furniture and equipment	105,716	79,455
Water irrigation facilities	7,150	5,844

Total	268,289	219,431
Less accumulated depreciation	69,856	58,434

Properties and equipment — net	$198,433	$160,997

     During the year ended December 31, 2005, BankAtlantic opened its new Corporate Center, which serves as BankAtlantic Bancorp’s, Levitt and the Company’s corporate headquarters. As a result of the relocation of the corporate headquarter and the expected demolition of the former corporate headquarter building, an impairment charge for $3.7 million was recorded during the year ended December 31, 2005. The building and equipment were previously included in the Financial Services segment.
     Depreciation expense was $16.4 million, $13.2 million and $11.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Included in furniture and equipment at December 31, 2005 and 2004 was $6.1 million and $5.4 million, respectively, of unamortized software costs. Included in depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $2.1 million, $1.6 million and $1.4 million, respectively, of software cost amortization.
10. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	December 31,
	2005	2004
Land and land development costs	$467,747	$302,383
Construction costs	120,830	112,292
Other capitalized costs	43,860	24,020
Other real estate	160	5,936

Total	$632,597	$444,631

     Real estate held for development and sale consisted of the combined real estate assets of Levitt and its subsidiaries as well as real assets of a 50% owned real estate joint venture (“Riverclub”) in which BankAtlantic Bancorp is the primary beneficiary. Also included in other real estate held for development and sale is BFC’s real estate BMOC’s shopping center, unsold land at the commercial development known as Center Port in Pompano Beach, Florida and $2.5 million associated with branch banking facilities.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     On December 19, 2005, the shopping center was transferred to the lender in full settlement of the outstanding note balance of $8.2 million (See Note 3.)
11. Investments in and Advances to Unconsolidated Affiliates
     The consolidated statements of financial condition include the following amounts for investments in and advance to unconsolidated affiliates (in thousands):

	December 31,
	2005	2004
Investment in Bluegreen Corporation	$95,828	$80,572
Investments in real estate joint ventures	195	608
Investment in rental property joint venture	4,554	—
BankAtlantic Bancorp investment in statutory business trusts	7,910	7,910
Levitt investment in statutory business trusts	1,637	—

	$110,124	$89,090

     The consolidated statements of operations include the following amounts for equity earnings from unconsolidated affiliates (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Equity in Bluegreen earnings	$12,714	$13,068	$9,085
Equity in joint ventures (loss) earnings	69	6,050	616
Earnings from statutory trusts	621	485	425

	$13,404	$19,603	$10,126

     Investments in and advances to unconsolidated subsidiaries consisted of Levitt’s investment in Bluegreen, Levitt’s investments in real estate joint ventures and statutory business trusts that were formed solely to issue trust preferred securities; BankAtlantic Bancorp’s investment in a rental real estate joint venture and eleven statutory business trusts that were formed to issue trust preferred securities.
     During 2005, BankAtlantic Bancorp invested in a rental real estate joint venture. The business purpose of this joint venture is to manage certain rental property with the intent to sell the property in the foreseeable future. BankAtlantic Bancorp receives an 8% preferred return on its investment and 35% of any profits after return of BankAtlantic Bancorp’s investment and the preferred return. In January 2006, BankAtlantic Bancorp recorded a gain of approximately $600,000 associated with the sale of the underlying rental property in the joint venture.
     Levitt owns approximately 9.5 million shares of the common stock of Bluegreen Corporation representing approximately 31% of Bluegreen’s outstanding common stock. Levitt accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize Levitt’s interest in Bluegreen’s earnings or losses. The difference between a) Levitt’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of Levitt’s equity in earnings of Bluegreen as reflected in the financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of Levitt’s acquisition of Bluegreen’s stock. Bluegreen issued approximately 4.1 million shares of common stock during 2004 in connection with the call for redemption of $34.1 million of its 8.25% Convertible Subordinated Debentures (the “Debentures”). In addition, during the year ended December 31, 2004, approximately 1.2 million shares of Bluegreen common stock were issued upon the exercise of stock options. The issuance of these approximately 5.3 million shares reduced Levitt’s ownership interest in Bluegreen from 38% to 31%. Levitt’s investment in Bluegreen was reduced by approximately $2.9 million primarily to reflect the dilutive effect of these transactions.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     In connection with the securitization of certain of its receivables in December 2005, Bluegreen undertook a review of the prior accounting treatment for certain of its existing and prior notes receivable purchase facilities (together the “Purchase Facilities”). As a result of that review, on December 15, 2005, Bluegreen determined that it would restate its consolidated financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2003 and 2004 due to certain misapplications of GAAP in the accounting for sales of Bluegreen’s vacation ownership notes receivable and other related matters. The restatement accounts for the sales of notes receivable as on-balance sheet financing transactions as opposed to off-balance sheet sales transactions as Bluegreen had originally accounted for these transactions pursuant to Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Accordingly, Bluegreen’s consolidated financial statements have been restated to (1) remove the gain on sale of notes receivable and retained interest in notes receivable sold previously recognized, (2) re-recognize the original notes receivable sold and the related interest income for the periods outstanding, and (3) recognize debt for the cash proceeds received from the Purchase Facilities and the related interest expense for the periods outstanding.
     Levitt recorded the cumulative effect of the restatement in the year ended December 31, 2005. This cumulative adjustment was recorded as a $2.4 million reduction of earnings from Bluegreen and a $1.1 million increase in our pro-rata share of unrealized gains recognized by Bluegreen. These adjustments resulted in a $1.3 million reduction to our investment in Bluegreen.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Bluegreen’s restated condensed consolidated restated financial statements are presented below (in thousands):
Condensed Consolidated Balance Sheet
(In thousands)

	December 31,
	2005	2004
Total assets	$694,243	658,411

Total liabilities	371,069	391,336
Minority interest	9,508	6,009
Total shareholders’ equity	313,666	261,066

Total liabilities and shareholders’ equity	$694,243	658,411

Condensed Consolidated Statements of Income
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Revenues	$684,156	630,728	445,093
Cost and expenses	603,624	557,462	409,508
Provision for income taxes	29,142	26,642	12,418
Minority interest	4,839	4,065	3,330

Net income	$46,551	42,559	19,837

     BankAtlantic Bancorp’s statutory business trusts’ Condensed Combined Statements of Financial Condition as of December 31, 2005 and 2004 and Condensed Combined Statements of Operation for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	December 31,
	2005	2004
Statement of Financial Condition
Junior subordinated debentures	$263,266	$263,266
Other assets	820	694

Total Assets	$264,086	$263,960

Trust preferred securities	$255,375	$255,375
Other liabilities	801	675

Total Liabilities	256,176	256,050

Common securities	7,910	7,910

Total Liabilities and Equity	$264,086	$263,960

	For the Years Ended December 31,
	2005	2004	2003
Statement of Operations
Interest income from subordinated debentures	$18,538	$16,161	$14,534
Interest expense	(17,982)	(15,676)	(14,109)

Net income	$556	$485	$425

BFC Financial Corporation
Notes to Consolidated Financial Statements
     For the years ended December 31, 2005, 2004 and 2003 BankAtlantic Bancorp received dividends from unconsolidated affiliates of $621,000, $485,000 and $425,000.
12. Deposits
     The weighted average nominal interest rate payable on deposit accounts at December 31, 2005 and 2004 was 1.26 % and 0.87%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	December 31,
	2005		2004
	Amount	Percent	Amount	Percent
Interest free checking	$1,019,949	27.18%	$890,398	25.75%
Insured money fund savings
1.76% at December 31, 2005,
1.05% at December 31, 2004,	846,441	22.56	875,422	25.32
NOW accounts
0.50% at December 31, 2005,
0.30% at December 31, 2004,	755,708	20.14	658,137	19.04
Savings accounts
0.46% at December 31, 2005,
0.28% at December 31, 2004,	313,889	8.36	270,001	7.81

Total non-certificate accounts	2,935,987	78.24	2,693,958	77.92

Certificate accounts:
Less than 2.00%	20,546	0.55	302,319	8.74
2.01% to 3.00%	181,589	4.84	327,958	9.49
3.01% to 4.00%	475,750	12.67	74,439	2.15
4.01% to 5.00%	130,288	3.47	21,357	0.62
5.01% to 6.00%	4,767	0.13	34,988	1.01

Total certificate accounts	812,940	21.66	761,061	22.01

Total deposit accounts	3,748,927	99.90	3,455,019	99.93

Premium on brokered deposits	(35)	(0.00)	(308)	(0.01)
Fair value adjustment related to acquisitions	—	—	16	0.00
Interest earned not credited to deposit accounts	3,784	0.10	2,475	0.08

Total	$3,752,676	100.00%	$3,457,202	100.00%

     Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Money fund savings and NOW accounts	$16,592	$10,860	$11,142
Savings accounts	909	652	856
Certificate accounts — below $100,000	12,676	8,126	10,914
Certificate accounts, $100,000 and above	10,225	8,873	13,457
Less early withdrawal penalty	(318)	(156)	(180)

Total	$40,084	$28,355	$36,189

BFC Financial Corporation
Notes to Consolidated Financial Statements
     At December 31, 2005, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ending December 31,
	2006	2007	2008	2009	2010	Thereafter
0.00% to 2.00%	$17,253	$2,242	$422	$384	$96	$149
2.01% to 3.00%	162,503	14,780	3,188	997	122	—
3.01% to 4.00%	395,628	45,924	22,315	6,114	5,348	420
4.01% to 5.00%	84,378	28,735	8,293	6,977	1,905	—
5.01% and greater	2,773	1,673	314	—	—	7

Total	$662,535	$93,354	$34,532	$14,472	$7,471	$576

     Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2005
3 months or less	$142,901
4 to 6 months	89,290
7 to 12 months	73,346
More than 12 months	57,430

Total	$362,967

     Included in certificate accounts at December 31, was (in thousands):

	2005	2004
Brokered deposits	$77,898	$140,116
Public deposits	63,767	114,052

Total institutional deposits	$141,665	$254,168

     BankAtlantic Bancorp also has $398,000 and $0 brokered deposits included in transaction accounts at December 31, 2005 and 2004, respectively.
     Ryan Beck acted as principal dealer in obtaining $19.7 million and $20.6 million of the brokered deposits outstanding as of December 31, 2005 and 2004, respectively. BankAtlantic has various relationships for obtaining brokered deposits which provide for an alternative source of borrowings, when and if needed.

BFC Financial Corporation
Notes to Consolidated Financial Statements
13. Advances from Federal Home Loan Bank and Federal Funds Purchased
Advances from Federal Home Loan Bank (“FHLB”) (dollars in thousands):

Payable During Year	Year		December 31
Ending December 31,	Callable	Interest Rate	2005	2004
2005		1.86%	$—	$7,500
2006		1.89%	2,083	10,417
2008		5.14% to 5.67%	409,000	409,000
2010		5.84% to 6.34%	32,000	32,000
2011		4.50% to 5.05%	80,000	50,000

Total fixed rate advances			523,083	508,917

European callable fixed rate advances — 2011	2005	5.05%	—	30,000

Bermuda callable fixed rate advances — 2009	2006	4.46%	10,000	10,000

2005		2.13% to 2.57%	—	870,000
2006		1.18% to 2.39%	—	125,000
2006		4.11% to 4.51%	650,000	—

Total adjustable rate advances			650,000	995,000

2009	2006	4.14%	25,000	—
2010	2006	3.71%	25,000	—
2012	2006	3.71% to 4.14%	50,000	—

Flipper callable adjustable rate advances			100,000	—

Purchase accounting fair value adjustments			449	580

Total FHLB advances			$1,283,532	$1,544,497

Average cost during period			4.04%	3.93%

Average cost end of period			4.76%	3.41%

     European callable advances give the FHLB the option to reprice the advance at a specific future date. Bermuda callable advances give the FHLB the option to reprice the advance anytime from the call date until the payable date. Once the FHLB exercises its call option, the Company has the option to convert to a three month London Interbank Offered Rate (“LIBOR”) based floating rate advance, pay off the advance or convert to another fixed rate advance. A flipper callable adjustable rate advance bears interest at a LIBOR-based floating rate which adjusts quarterly. After one year the advances have a weighted average fixed rate of 3.77%. The FHLB, after one year, has an option to convert the borrowing to a LIBOR-based rate that adjusts quarterly. If the FHLB makes such an election, BankAtlantic will have the right to pre-pay the advances at no penalty or premium.
     At December 31, 2005, $2.1 billion of 1-4 family residential loans, $218.5 million of commercial real estate loans and $506.0 million of consumer loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances.
     BankAtlantic’s line of credit with the FHLB is limited to 40% of BankAtlantic’s assets, subject to available collateral, and has a maximum term of 10 years.
     As of December 31, 2005, BankAtlantic pledged $7.6 million of consumer loans to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential advances of $6.3 million. The FRB line of credit has not yet been utilized by the Company.
     During the year ended December 31, 2004, BankAtlantic prepaid $108 million of fixed rate FHLB advances. As a result of the prepayments, BankAtlantic incurred prepayment penalties of $11.7 million.
     During the year ended December 31, 2003, BankAtlantic repaid $325 million of fixed rate FHLB advances that would have matured within 24 months and incurred a prepayment penalty of $10.9 million.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Federal Funds Purchased and Treasury Borrowings :
     BankAtlantic has $532.9 million of lines of credit with other banking institutions for the purchase of federal funds. During the year ended December 31, 2005, BankAtlantic began participating in a treasury tax and lien program with the Department of Treasury. Under this program, the Treasury, at its option, can invest up to $50 million with BankAtlantic at a federal funds rate less 25 basis points. At December 31, 2005, the outstanding balance under this program was $24.7 million. The following table provides information on federal funds purchased and Treasury borrowings at December 31 (dollars in thousands):

	2005	2004	2003
Ending balance	$139,475	$105,000	$—
Maximum outstanding at any month-end within period	$181,065	$105,000	$180,000
Average amount outstanding during period	$124,605	$47,661	$60,179
Average cost during period	3.42%	2.47%	1.29%
14. Securities Sold Under Agreements to Repurchase
     Securities sold under agreements to repurchase represent transactions whereby BankAtlantic sells a portion of its current investment portfolio (usually MBS’s and REMIC’s) at a negotiated rate and agrees to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by investment securities. Customer repurchase agreements are not insured by the FDIC. At December 31, 2005 and 2004, BankAtlantic’s outstanding balances of customer repurchase agreements were $116.0 million and $99.6 million, respectively. Institutional repurchase agreements outstanding at December 31, 2005 and 2004 were $0 and $197.0 million, respectively. BankAtlantic’s outstanding balance of customer repurchase agreements includes transactions with Levitt and BFC in the aggregate of $6.2 million and $39.3 million as of December 31, 2005 and 2004, respectively. Interest expense in connection with Levitt’s and BFC’s deposits was approximately $348,000 and $251,000 for the year ended December 31, 2005 and 2004, respectively. These transactions have the same terms as other BankAtlantic repurchase agreements and were eliminated in the Company’s Consolidated Financial Statements.
     The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Maximum borrowing at any month-end within the period	$287,088	$374,824	$365,042
Average borrowing during the period	$185,111	$189,398	$193,068
Average interest cost during the period	2.88%	1.26%	1.11%
Average interest cost at end of the period	4.10%	2.16%	0.73%

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
		Estimated		Average
	Amortized	Fair	Repurchase	Interest
	Cost	Value	Balance	Rate
December 31, 2005 (1)
Mortgage-backed securities	$84,023	$83,376	$77,229	4.10%
REMIC	37,241	35,151	32,559	4.10

Total	$121,264	$118,527	$109,788	4.10%

December 31, 2004 (1)
Mortgage-backed securities	$213,824	$215,904	$175,316	2.09%
REMIC	96,644	96,267	81,685	2.30

Total	$310,468	$312,171	$257,002	2.16%

(1)	At December 31, 2005 and 2004, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.
     All repurchase agreements existing at December 31, 2005 matured and were repaid in January 2006. These securities were held by unrelated broker dealers.

BFC Financial Corporation
Notes to Consolidated Financial Statements
15. Subordinated Debentures, Notes and Bonds Payable, Trust Preferred Securities and Secured Borrowings
     The following subordinated debentures, notes and bonds payable were outstanding at December 31, 2005 and 2004 (dollars in thousands):

	Issue	December 31,		Interest	Maturity
	Date	2005	2004	Rate	Date
BFC Borrowings
Revolving Line of Credit	Various	—	10,483	LIBOR +2.80	April 30, 2006
Mortgage payables	Various	69	8,776	6.00%	June 2009

Total BFC borrowings		69	19,259

BankAtlantic Bancorp Borrowings
Bank line of credit	9/19/2005	—	—	Prime -.50	September 15, 2006
Bank line of credit	08/24/2000	—	100	Prime - .50%	March 1, 2007

Total BankAtlantic Bancorp borrowings		$—	$100

BankAtlantic Borrowings
Subordinated debentures (1)	10/29/2002	$22,000	$22,000	LIBOR + 3.45%	November 7, 2012
Development notes	3/22/2002	7,651	1,036	Prime + 1.00%	August 28, 2006
Development notes	3/22/2002	468	4,647	Prime + .75%	May 1, 2006
Mortgage-Backed Bond	3/22/2002	8,973	9,958	(2)	September 30, 2013

BankAtlantic Borrowings		$39,092	$37,641

BankAtlantic secured borrowings	Various	138,270	—	Floating	Various

Total BankAtlantic borrowings		177,362	37,641

Levitt Borrowings

Homebuilding- mortgage notes payable	Various	$114,687	$141,697	From Prime - 0.50% to Prime + 0.50%	Range from February 2006 to September 2009
Homebuilding mortgage notes payable due to BankAtlantic	Various	223	8,621	Prime	March 2006
Borrowing base facilities	Various	143,100	—	From LIBOR + 2.00% to LIBOR + 2.40%	Range from August 2008 to December 2008
Land acquisition mortgage notes payable	Various	48,936	48,000	From Fixed 6.88% to LIBOR + 2.80%	Range from June 2011 to October 2019
Land construction mortgage notes payable	Various	13,012	4,475	From LIBOR + 1.75% to LIBOR + 2.00%	Range from March 2006 to June 2008
Land acquisition and construction mortgage notes payable	Various	3,875	7,447	From LIBOR + 2.50% to LIBOR + 2.75%	Range from July 2006 to September 2007
Other borrowings	Various	7	254	Fixed 5.99%	April 2007
Line of credit	Various	14,500	—	Prime	September 2006
Promissory note payable		—	16,500	LIBOR + 1.50%	April 2005
Other mortgage notes payable		12,374	—	Fixed 5.47%	April 2015
Subordinated investment notes		3,132	3,232	Fixed from 6.50% to 8.75%	Range from January 2006 to February 2008
Other operations borrowings due to BankAtlantic Bancorp		—	38,000	Prime + 0.25% escalation every six months	December 2008

Total Levitt borrowings		$353,846	$268,226

Inter-Company borrowings eliminated (3)		(223)	(46,621)

Total		$531,054	$278,605

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.

(3)	Loans between Levitt and BankAtlantic amounting to $223,000 and $46.6 million at December 31, 2005 and 2004, respectively were eliminated in consolidation.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     BankAtlantic Bancorp and Levitt had the following junior subordinated debentures outstanding at December 31, 2005 (in thousands):

					Beginning
					Optional
	Issue	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Rate	Date	Date
BankAtlantic Bancorp
Subordinated Debentures Trust II	03/05/2002	$57,088	8.50%	03/31/2032	03/31/2007
Subordinated Debentures Trust III	06/26/2002	25,774	LIBOR + 3.45% (1)	06/26/2032	06/26/2007
Subordinated Debentures Trust IV	09/26/2002	25,774	LIBOR + 3.40% (1)	09/26/2032	09/26/2007
Subordinated Debentures Trust V	09/27/2002	10,310	LIBOR + 3.40% (1)	09/30/2032	09/27/2007
Subordinated Debentures Trust VI	12/10/2002	15,450	LIBOR + 3.35% (1)	12/10/2032	12/10/2007
Subordinated Debentures Trust VII	12/19/2002	25,774	LIBOR + 3.25% (1)	12/19/2032	12/19/2007
Subordinated Debentures Trust VIII	12/19/2002	15,464	LIBOR + 3.35% (1)	01/07/2033	12/19/2007
Subordinated Debentures Trust IX	12/19/2002	10,310	LIBOR + 3.35% (1)	01/07/2033	12/19/2007
Subordinated Debentures Trust X	03/26/2003	51,548	6.40% (2)	03/26/2033	03/26/2008
Subordinated Debentures Trust XI	04/10/2003	10,310	6.45% (2)	04/24/2033	04/24/2008
Subordinated Debentures Trust XII	03/27/2003	15,464	6.65% (2)	04/07/2033	04/07/2008

Total BankAtlantic Bancorp		263,266

Levitt
Levitt Capital Trust I (“LCT I”)	03/15/2005	23,196	8.11% (2)	03/30/2035	03/15/2010
Levitt Capital Trust II (“LCT II”)	05/04/2005	30,928	8.09% (2)	06/30/2035	05/04/2010

Total Levitt		54,124

Total Junior Subordinated Debentures		$317,390

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	Adjusts to floating LIBOR rate five years from the issue date.
     At December 31, 2005 and 2004, $7.5 million and $6.7 million, respectively, of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures and junior subordinated debentures were included in other assets in the Company’s statements of financial condition.
     Annual maturities of Junior Subordinated Debentures and other debt outstanding at December 31, 2005 are as follows (in thousands):

Amount
Year ended December 31,
2006	$125,798
2007	81,083
2008	196,704
2009	39,366
2010	9,451
Thereafter	396,042

$848,444

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic Bancorp Junior Subordinated Debentures
     BankAtlantic Bancorp has formed eleven statutory business trusts (“Trusts”) for the purpose of issuing Trust Preferred Securities (“trust preferred securities”) and investing the proceeds thereof in junior subordinated debentures of BankAtlantic Bancorp. The trust preferred securities are fully and unconditionally guaranteed by BankAtlantic Bancorp. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to BankAtlantic Bancorp to purchase junior subordinated debentures from BankAtlantic Bancorp. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. BankAtlantic Bancorp has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. To date no interest has been deferred. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. BankAtlantic Bancorp has the right to redeem the junior subordinated debentures five years from the issue date and also has the right to redeem the junior subordinated debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after the redemption date and therefore cause a mandatory redemption of the trust preferred securities. The exercise of such right is subject to BankAtlantic Bancorp having received regulatory approval if required under applicable capital guidelines or regulatory policies. In addition, BankAtlantic Bancorp has the right, at any time, to shorten the maturity of the junior subordinated debentures to a date not earlier than the redemption date. Exercise of this right is also subject to BankAtlantic Bancorp having received regulatory approval, if required under applicable capital guidelines or regulatory policies.
BankAtlantic Bancorp Revolving Credit Facilities
     In March 2005, BankAtlantic Bancorp repaid the remaining $100,000 under a revolving credit facility with an independent financial institution. In May 2005, BankAtlantic Bancorp entered into a modification agreement to the revolving credit facility reducing the commitment amount from $30 million to $20 million and extending the maturity date from March 1, 2005 to March 1, 2007. In February 2006, the credit facility commitment was reduced to $15 million. The credit facility contains customary covenants, including financial covenants relating to BankAtlantic’s regulatory capital and maintenance by BankAtlantic of certain loan loss reserves, and is secured by the common stock of BankAtlantic. At December 31, 2005 BankAtlantic Bancorp was in compliance with all loan covenants except with respect to the allowance for loan losses to total loans ratio in which the covenants were revised in February 2006. BankAtlantic Bancorp was in compliance with the revised covenants.
     In September 2005, BankAtlantic Bancorp entered into a revolving credit facility of $15 million with an independent financial institution. The credit facility contains customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. This loan is also secured by the common stock of BankAtlantic. At December 31, 2005 BankAtlantic Bancorp was in compliance with all loan covenants.
BankAtlantic Other Borrowings
     BankAtlantic assumed a $15.9 million mortgage-backed bond in connection with a financial institution acquisition during 2002. BankAtlantic pledged $13.6 million of residential loans as collateral for this bond at December 31, 2005.
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
     The development notes are the obligation of a real estate joint venture that was acquired in connection with a financial institution acquisition during 2002. The notes are secured by construction of specific homes. The notes are with unrelated financial institutions with interest rates ranging from prime plus 0.75% to prime plus 1% with interest rate floors ranging from 5.00% to 5.75%. These notes mature in 2006. BankAtlantic’s wholly-owned subsidiary has a 50% interest in the real estate joint venture. The joint venture is a variable interest entity and is consolidated in the Company’s consolidated financial statements.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     BankAtlantic has entered into loan participation agreements in order to fund large balance loans and to limit its credit risk to one borrower. These agreements require other lenders to fund a portion of the loans on a non-recourse basis and BankAtlantic continues to service the loan. The other lenders may or may not have the right to sell, transfer or pledge their participation during the life of the contract. In accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” loan participation arrangements that satisfy various criteria which include giving the participant the right to sell, transfer or pledge its participation are accounted for as loan sales. Loan participation arrangements that limit the participants’ ability to sell, transfer or pledge the participation are accounted for as secured borrowings. At December 31, 2005, the outstanding balance of participations sold was $220.5 million of which $138.3 million were accounted for as secured borrowings and $82.2 million were accounted for as loan sales.
BankAtlantic Bancorp Indentures
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
Levitt Borrowings
     Levitt’s homebuilding division has entered into various loan agreements to provide financing for the acquisition, site improvements and construction of residential units. As of December 31, 2005 and 2004, these loan agreements provided for advances on a revolving loan basis up to a maximum outstanding balance of $147.2 million and $327.3 million, respectively. The loans are collateralized by mortgages on respective properties including improvements. Notes and mortgage notes payable were collateralized by inventory of real estate with net carrying values aggregating $168.9 million and $260.3 million at December 31, 2005 and 2004, respectively. Certain mortgage notes contain provisions for accelerating the payment of principal as individual homes are sold. Certain notes and mortgage notes also provide that events of default may include a change in ownership, management or executive management.
     Levitt and Sons entered into revolving credit facilities with third party lenders for borrowings of up to $210.0 million, subject to borrowing base limitations based on the value and type of collateral provided. Advances under the facilities bear interest, at Levitt and Sons’ option, at either (i) the lender’s Prime Rate less 50 basis points or (ii) 30-day LIBOR plus a spread of between 200 and 240 basis points, depending on the facility. Accrued interest is due monthly and these lines mature at various dates in 2008. As of December 31, 2005 the outstanding balance on these facilities was approximately $143.1 million and provided for advances on a revolving loan basis up to a maximum outstanding balance of $145.7 million. The loans are collateralized by mortgages on respective properties including improvements. The facilities were collateralized by inventory of real estate with net carrying values aggregating $212.1 million at December 31, 2005.
     At December 31, 2005 and 2004 land acquisition mortgage notes payable and construction mortgage notes payable are collateralized by inventory of real estate and property and equipment with net carrying values aggregating $129.0 million and $106.5 million December 31, 2005 and 2004, respectively. Additional credit agreements are available with a financial institution to provide up to $40.0 million for land acquisition and development of which $10.3 million is currently utilizable based on available collateral and $30 million under a revolving credit facility. The facilities mature in April 2007. At December 31, 2005, no amounts were outstanding on either facility.
     Levitt Corporation entered into a mortgage note payable agreement with a financial institution in March 2005 to repay the bridge loan used to temporarily fund the Levitt’s purchase of the office building in Fort Lauderdale. This note payable is collateralized by the office building that Levitt currently intends to utilize as its principal executive offices which Levitt expects to occupy in 2006. The note payable incurs interest at a fixed 5.47% rate, contains a balloon payment provision of approximately $10.4 million at maturity, and matures in March 2015.
     Inter-company loans to Levitt from BankAtlantic were $223,000 and $8.6 million at December 31, 2005 and 2004, respectively. Inter-company loans to Levitt from BankAtlantic Bancorp were $0 and $38.0 million at December 31, 2005 and 2004, respectively. The above inter-company loans were eliminated in consolidation.
     Some of Levitt’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios and a minimum net worth. These covenants may have the effect of limiting the

BFC Financial Corporation
Notes to Consolidated Financial Statements
amount of debt that Levitt’s subsidiaries can incur in the future and restricting the payment of dividends from Levitt’s subsidiaries to Levitt Corporation. At December 31, 2005 and 2004, Levitt was in compliance with all loan agreement financial covenants.
Levitt Junior Subordinated Debentures
     In March 2005, Levitt Capital Trust I issued $22.5 million of trust preferred securities to third parties and $696,000 of trust common securities to Levitt and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month LIBOR until the scheduled maturity date of March 30, 2035. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.
     In May 2005, Levitt Capital Trust II issued $30.0 million of trust preferred securities to third parties and $928,000 of trust common securities to Levitt and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.
BFC Borrowings
     All mortgage payables and other borrowings are from unaffiliated parties. On July 22, 2005, BFC amended its $14.0 million Revolving Line of Credit Promissory Note with City National Bank of Florida, (“CNB”) as lender, by extending the maturity date to April 30, 2006. In June 2005, the $10.5 million outstanding balance on the line of credit was paid in full, leaving an available balance of $14.0 million. The outstanding balance at December 31, 2005 and 2004 was $0 and $10.5 million, respectively. Pledged as collateral is 491,097 shares of Levitt Class A Common Stock and 1,187,687 shares of BankAtlantic Bancorp Class A Common Stock.
     At December 31, 2005 and 2004 approximately $0 and $8.2 million of the mortgage payables related to BMOC shopping center with an interest rate of 9.2% and maturity date in May 2007. On December 19, 2005, the BMOC shopping center was transferred to the lender in full settlement of the note of $8.2 million. See Note 3 – Discontinued Operations. At December 31, 2005 and 2004, approximately $69,000 and $544,000 respectively, of the mortgage payables related to a mortgage receivable in connection with the sale of properties previously owned by the Company, with interest rates at 6% and maturity dates ranging from 2009 through 2010.
     Included in other liabilities at December 31, 2005 and 2004 is approximately $4.8 million representing amounts due in connection with the settlement of a class action litigation that arose in connection with exchange transactions that the Company entered into in 1989 and 1991.

BFC Financial Corporation
Notes to Consolidated Financial Statements
16. Income Taxes
     The provision for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Continuing operations	$70,256	$84,103	$44,226
Discontinued operations	1,707	(106)	(577)

Total provision for income taxes	$71,963	$83,997	$43,649

Continuing operations:
Current:
Federal	$57,108	$56,616	$27,200
State	9,637	9,487	4,287

	66,745	66,103	31,487

Deferred:
Federal	3,293	16,647	12,739
State	218	1,353	(0)

	3,511	18,000	12,739

Provision for income taxes	$70,256	$84,103	$44,226

     The Company’s actual provision for income taxes from continuing operations differs from the Federal expected income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2005 (1)		2004 (1)		2003 (1)
Income tax provision at expected federal income tax rate of 35%	$59,974	35.00%	$70,874	35.00%	$35,453	35.00%
Increase (decrease) resulting from:
Taxes related to subsidiaries not consolidated for income tax purposes	7,524	4.39%	8,423	4.16%	5,818	5.74%
Tax-exempt interest income	(5,646)	(3.29%)	(2,298)	(1.13%)	(267)	(0.26%)
Provision (benefit) for state taxes, net of federal effect	6,592	3.85%	7,088	3.50%	3,997	3.95%
Non-deductible fines and penalties				3,500	2.04%	—
Change in State tax valuation allowance	777	(0.45%)	94	(0.05%)	(1,168)	(1.15%)
Change in valuation allowance for deferred tax assets	—	—	—	—	(418)	(0.41%)
Levitt spin-off nondeductible	—	—	90	0.04%	1,275	1.26%
Low income housing tax credits	(549)	(0.32%)	(468)	(0.23%)	(555)	(0.55%)
Other – net	(1,916)	(1.12%)	300	(0.15%)	91	0.09%

Provision for income taxes	$70,256	41.00%	$84,103	41.53%	$44,226	43.66%

(1)	Expected tax is computed based upon income (loss) from continuing operations before noncontrolling interest.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	Years Ended December 31,
	2005	2004	2003
Deferred tax assets:
Allowance for loans, REO, tax certificate losses and other reserves, for financial statement purposes	$20,234	$21,166	$27,833
Federal and State net operating loss carryforward	25,612	22,735	9,277
Compensation expensed for financial statement and deferred for tax purposes	10,225	4,746	3,754
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	5,762	5,948	3,880
Accumulated other comprehensive income	4,057	606	—
Purchase accounting adjustments from real estate acquisitions	399	1,152	3,011
Income recognized for tax purposes and deferred for financial statement purposes	4,426	1,692	—
Other	3,240	3,982	4,897

Total gross deferred tax assets	73,955	62,027	52,651
Less valuation allowance	3,341	2,564	2,470

Total deferred tax assets	70,614	59,463	50,181

Deferred tax liabilities:
Subsidiaries not consolidated for income tax purposes	55,302	48,273	36,006
Investment in Bluegreen	15,167	9,282	5,533
Deferred loan income	1,452	1,190	885
Change in investment of unconsolidated real estate affiliates	—	—	—
Purchase accounting adjustments for bank acquisitions	2,219	1,920	2,229
Accumulated other comprehensive income	591	363	3,887
Prepaid pension expense	2,454	2,517	2,607
Depreciation for tax greater than book	665	1,146	—
Property and equipment	1,397	1,132	—
Securities owned recorded at fair value for financial statement and historical cost for tax purposes	931	1,216	1,327
Other	1,129	879	602

Total gross deferred tax liabilities	81,306	67,918	53,076

Net deferred tax asset (liability)	(10,692)	(8,455)	(2,895)
Plus (less) net deferred tax asset (liability) at beginning of period	8,455	2,895	(12,119)
Acquired net deferred tax asset, net of valuation allowance	—	595	—
Increase (decrease) in deferred tax liability from BFC’s tax effect relating to exercise stock option	12	(11,016)	(550)
(Decrease) increase in deferred tax liability from subsidiaries other capital transactions	(259)	3,650	776
(Decrease) increase in accumulated other comprehensive income	(261)	(369)	416
Increase (decrease) in Levitt’s accumulated other comprehensive income	978	(1,291)	361
(Decrease) increase in BankAtlantic Bancorp accumulated other comprehensive income	(3,451)	(3,903)	1,019

(Provision) for deferred income taxes	(5,218)	(17,894)	(12,993)
Provision (benefit) for deferred income taxes — discontinued operations	1,707	(106)	(60)
Reduction in deferred tax asset associated with GMS sale	—	—	314

(Provision) for deferred income taxes — continuing operations	$(3,511)	$(18,000)	$(12,739)

BFC Financial Corporation
Notes to Consolidated Financial Statements
Activity in the deferred tax asset valuation allowance was (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Balance, beginning of period	$2,564	$2,470	$4,369
Utilization of acquired tax benefits	—	—	(418)
Increase (reduction) in state deferred tax valuation allowance	777	94	(1,168)
Other decreases and reclassifications	—	—	(313)
Balance, end of period	$3,341	$2,564	$2,470

     Except as discussed below, management believes that it will have sufficient taxable income of the appropriate character in future years to realize the net deferred tax assets. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required at December 31, 2005, 2004 and 2003 as it was management’s assessment that, based on available information, it is more likely than not that certain State net operating loss carry forwards (“NOL”) included in the Company’s deferred tax assets will not be realized. A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred income tax asset that is expected to be realized.
     At December 31, 2005, BankAtlantic Bancorp had NOL’s of $93 million for state tax purposes primarily associated with BankAtlantic Bancorp and Leasing Technology, Inc (a wholly-owned subsidiary of BankAtlantic.) BankAtlantic Bancorp files separate State income tax returns in each State jurisdiction. BankAtlantic Bancorp has incurred taxable losses during the past six years resulting from its debt obligations and Leasing Technology Inc. has incurred significant losses associated with its lease financing activities. As a consequence, BankAtlantic Bancorp management believes that it is more likely than not that the State NOL associated with these companies will not be realized.
     Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2005, BankAtlantic Bancorp had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be owed.
     BankAtlantic Bancorp and Levitt are not included in the Company’s consolidated tax return. At December 31, 2005, the Company (excluding BankAtlantic Bancorp and Levitt, which was included in BankAtlantic Bancorp’s 2003 consolidated tax return) had estimated state and federal net operating loss carry forwards as follows (in thousands):

Expiration
Year	State	Federal
2006	$429	$—
2007	4,235	4,557
2008	2,332	3,322
2011	1,662	1,831
2012	669	984
2021	806	1,422
2022	824	1,515
2023	2,008	3,792
2024	28,059	34,714
2025	4,794	5,932

	$45,818	$58,069

BFC Financial Corporation
Notes to Consolidated Financial Statements
17. Stock Option Plans and Restricted Stock
BFC’s Stock Option Plans and Restricted Stock
     In May 2005 at the Annual Meeting of Shareholders of BFC Financial Corporation the Company’s shareholders approved the BFC Financial Corporation 2005 Stock Incentive Plan. The 2005 Plan provides up to 3,000,000 shares of Class A Common Stock which may be issued through restricted stock awards and upon the exercise of options granted under the 2005 Plan. The Company may grant incentive stock options only to its employees (as defined in the 2005 Plan). The Company may grant non-qualified stock options and restricted stock awards to directors, independent contractors and agents as well as employees.
     During July 2005, the Board of Directors granted stock options (both incentive stock options and non-qualified stock options) to acquire an aggregate of 231,500 shares of Class A Common Stock under the 2005 Plan. The options vest five years from the grant date and expire ten years after the grant date and have an exercise price equal to the closing market price of the Class A Common Stock on the date of the grant. Also, during July 2005, the Board of Directors established a non-employee director compensation plan. Under the plan, Directors elected to receive an aggregate of 22,524 shares of restricted stock. Restricted stock will be granted in Class A Common Stock under the Company’s 2005 Plan and will vest monthly over the 12-month service period.
     BFC’s 1993 Plan provided for the grant of stock options to purchase shares of the Company’s Class B Common Stock. The plan provides for the grant of both incentive stock options and non-qualifying options. The exercise price of a stock option will not be less than the fair market value of the Common Stock on the date of the grant and the maximum term of the option was ten years. No further grants can be made under this Plan.
     The following table sets forth information on outstanding options:

	Outstanding
	Options	Price per Share
Outstanding at December 31, 2002	8,504,787	$0.43	to	$3.68
Issued	554,547	$1.84	to	$1.84
Exercised	(605,222)	$0.43	to	$0.47

Outstanding at December 31, 2003	8,454,112	$0.44	to	$3.68
Issued	307,427	$7.68	to	$8.40
Exercised	(3,521,419)	$0.44	to	$3.68

Outstanding at December 31, 2004	5,240,120	$1.45	to	$8.40
Issued	231,500	$8.92	to	$8.92
Exercised	(113,153)	$1.45	to	$2.14
Forfeited	(58,898)	$1.84	to	$8.40

Outstanding at December 31, 2005	5,299,569
Exercisable at December 31, 2005	4,293,509

Available for grant at December 31, 2005	2,745,976

	For the Years Ended December 31,
	2005	2004	2003
Weighted average exercise price of options outstanding	$2.92	$2.63	$1.54
Weighted average exercise price of options exercised	$1.53	$0.51	$0.47
Weighted average price of options forfeited	$3.74	$—	$—
     The option model used to calculate the fair value of the options granted was the Black-Scholes model with the following grant date fair values and assumptions:

BFC Financial Corporation
Notes to Consolidated Financial Statements

		Weighted Average
	Number of			Risk Free	Expected		Expected
Date of	Options	Grant Date	Exercise	Interest	Life	Expected	Dividend
Grant	Granted	Fair Value	Price	Rate	(years)	Volatility	Yield
2/7/2003	554,547	$1.31	$1.84	4.50%	7.0	72.36%	0%
1/5/2004	29,301	$4.68	$7.68	4.40%	7.5	53.36%	0%
7/28/2004	262,501	$6.02	$8.40	4.61%	10.0	57.63%	0%
10/4/2004	15,625	$4.32	$8.40	3.44%	5.0	56.06%	0%
7/11/2005	231,500	$4.71	$8.92	4.61%	7.5	41.38%	0%

*	Both non-qualified and incentive stock options were granted.
The employee turnover was considered to be none.
     The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.84 to $1.68	2,352,282	1.5 years	$1.57	2,352,282	$1.57
$1.69 to $2.52	1,003,769	5.3 years	$1.97	505,386	$2.11
$2.53 to $4.20	1,410,841	2.0 years	$3.68	1,410,841	$3.68
$4.21 to $8.92	532,677	9.0 years	$8.59	25,000	$8.40

	5,299,569	3.1 years	$2.92	4,293,509	$2.37

     The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.84 to $1.68	2,449,441	2.5 years	$1.57	2,449,441	$1.57
$1.69 to $2.52	1,030,294	6.3 years	$1.97	517,867	$2.11
$2.53 to $4.20	1,452,958	2.9 years	$3.68	1,452,958	$3.68
$4.21 to $8.40	307,427	9.4 years	$8.33	25,000	$8.40

	5,240,120	3.8 years	$2.63	4,445,266	$2.36

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.44 to $.84	3,435,393	.7 years	$0.45	3,435,393	$0.45
$.85 to $1.68	2,470,718	3.5 years	$1.57	2,470,718	$1.57
$1.69 to $2.52	1,052,923	7.2 years	$1.98	42,120	$1.84
$2.53 to $4.20	1,495,078	3.9 years	$3.68	1,495,078	$3.68

	8,454,112	2.9 years	$1.54	7,443,309	$1.48

     The discussion that follows relates to BankAtlantic Bancorp’s and Levitt’s restricted stock and common stock option plans.
BankAtlantic Bancorp Restricted Stock
     In December 1998, BankAtlantic Bancorp adopted a Restricted Stock Incentive Plan (“BankAtlantic Bancorp-Ryan Beck Restricted Stock Incentive Plan”) to provide additional incentives to officers and key employees of its subsidiary, Ryan Beck. The Plan provided up to 862,500 shares of BankAtlantic Bancorp restricted Class A common stock, of which not more than 287,500 shares may be granted to any one person. The Plan allows the Board of Directors of BankAtlantic Bancorp to impose an annual cap on awards. During the year ended December 31, 2003, BankAtlantic Bancorp issued 12,500 shares of restricted stock. There were no restricted shares issued under the Plan during the years ending December 31, 2005 and 2004. During the years ended December 31, 2005, 2004 and 2003, 16,287, 0 and 33,760 shares, respectively, of restricted stock vested and there were no restricted shares outstanding under this Plan at December 31, 2005.
     During the year ended December 31, 2005, BankAtlantic Bancorp issued to non-employee directors 9,268 shares of restricted Class A common stock. The restricted stock was issued under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The restricted stock vests monthly over a 12 month period and 4,634 shares of restricted stock under these grants remained subject to vesting at December 31, 2005.
     At December 31, 2005, 128,000 shares of restricted Class A common stock previously awarded to key employees of BankAtlantic were outstanding and remained subject to vesting. During the years ended December 31, 2005, 2004 and 2003, 19,500, 19,500 and 21,000 shares, respectively, of restricted shares previously awarded, vested. None of these restricted share awards were approved by security holders.

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic Bancorp Stock Option Plans

	Stock Option Plans
	Maximum	Shares	Class of	Vesting		Type of
	Term (3)	Authorized (6)	Stock	Requirements		Options (5)
1996 Stock Option Plan	10 years	2,246,094	A	5 Years	(1)	ISO, NQ
1998 Ryan Beck Option Plan	10 years	362,417	A		(4)	ISO, NQ
1998 Stock Option Plan	10 years	920,000	A	5 Years	(1)	ISO, NQ
1999 Non-qualifying Stock Option Plan	10 years	862,500	A		(2)	NQ
1999 Stock Option Plan	10 years	862,500	A		(2)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	1,704,148	A	Immediately		NQ
2001 Amended and Restated Stock Option Plan	10 years	3,918,891	A	5 Years	(1)	ISO, NQ
2005 Restricted Stock and Option Plan	10 years	6,000,000	A	5 Years	(1)	ISO, NQ

(1)	Vesting is established by BankAtlantic Bancorp Compensation Committee in connection with each grant of options. All directors’ stock options vest immediately.

(2)	Vesting is established by BankAtlantic Bancorp Compensation Committee.

(3)	All outstanding options must be exercised no later than 10 years after their grant date.

(4)	Upon acquisition of Ryan Beck BankAtlantic Bancorp assumed all options outstanding under Ryan Beck’s existing stock option plans at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the 1998 Ryan Beck option plan and the plan will terminate when the outstanding options are exercised or expire.

(5)	ISO — Incentive Stock Option

NQ — Non-qualifying Stock Option

(6)	During 2001 shares underlying options available for grant under all stock options plans except the 2001 stock option plan were canceled. During 2005 restricted stock and options available for grant under the 2001 stock option plan were canceled.
     In May 2005 at the Annual Meeting of Shareholders of BankAtlantic Bancorp, Inc, the shareholders approved the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The Plan provides up to 6,000,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan.
The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity:

Class A
Outstanding
Options
Outstanding at December 31, 2002	7,449,348
Exercised	(1,301,470)
Forfeited	(224,781)
Issued	1,015,123

Outstanding at December 31, 2003	6,938,220
Exercised	(1,461,678)
Forfeited	(77,797)
Issued	776,100

Outstanding at December 31, 2004	6,174,845
Exercised	(923,140)
Forfeited	(71,023)
Issued	858,571

Outstanding at December 31, 2005	6,039,253

Available for grant at December 31, 2005	5,139,911

	For the Years Ended December 31,
	2005	2004	2003
Weighted average exercise price of options outstanding	$9.08	$6.79	$4.62
Weighted average exercise price of options exercised	$2.52	$2.56	$4.10
Weighted average price of options forfeited	$11.13	$8.15	$5.14

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The method used to calculate the fair value of the options granted was the Black-Scholes model with the following grant date fair values and assumptions:

		Weighted Average
	Number of			Risk Free		Expected
Year of	Options	Grant Date	Exercise	Interest	Expected	Dividend
Grant	Granted	Fair Value	Price	Rate	Volatility	Yield
2003	1,015,123	$3.66	$7.45	3.34%	50.00%	1.27%
2004	776,100	$8.42	$18.20	4.32%	41.00%	0.73%
2005	858,571	$7.27	$18.74	4.10%	31.00%	0.76%
     The employee turnover factor was 2.00%, 1.00% and 6.00% for stock options during the year ended December 31, 2005, 2004 and 2003, respectively. The expected life for options issued for each of the years in the three year period ended December 31, 2005 was 7.0 years.
     The following table summarizes information about fixed stock options outstanding at December 31, 2005:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/05	Contractual Life	Price	at 12/31/05	Price
A	$1.92 to $3.83	1,405,105	3.4 years	$3.22	722,036	$3.45
A	$3.84 to $6.70	1,180,961	2.4 years	4.98	1,179,459	4.98
A	$6.71 to $9.36	1,811,822	6.7 years	7.98	65,310	8.01
A	$9.37 to $19.02	1,641,365	8.9 years	18.32	89,415	15.42

		6,039,253	5.7 years	$9.08	2,056,220	$4.99

     The following table summarizes information about fixed stock options outstanding at December 31, 2004:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/04	Contractual Life	Price	at 12/31/04	Price
A	$1.73 to $ 1.91	620,358	0.3 years	$1.77	620,358	$1.77
A	$1.92 to $ 3.83	1,533,561	4.3 years	3.19	469,150	3.71
A	$3.84 to $ 6.70	1,347,449	3.4 years	4.94	1,345,947	4.94
A	$6.71 to $ 9.36	1,897,377	7.6 years	8.00	108,416	8.03
A	$9.37 to $18.20	776,100	9.5 years	18.20	35,000	18.20

		6,174,845	5.4 years	$6.79	2,578,871	$4.28

     The following table summarizes information about fixed stock options outstanding at December 31, 2003:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/03	Contractual Life	Price	at 12/31/03	Price
A	$1.73 to 1.91	1,673,384	0.9 years	$1.77	1,281,013	$1.77
A	$1.92 to 3.83	1,563,844	5.3 years	3.19	368,829	3.71
A	$3.84 to 6.70	1,752,835	4.5 years	4.89	725,370	5.00
A	$6.71 to 9.36	1,948,157	8.7 years	8.00	82,995	8.38

		6,938,220	5.0 years	$4.62	2,458,207	$3.23

BFC Financial Corporation
Notes to Consolidated Financial Statements
Ryan Beck Stock Option Plan
     The following is a summary of Ryan Beck’s common stock option activity:

RB Holdings
Outstanding
Options
Outstanding at December 31, 2002	1,477,500
Exercised	—
Forfeited	(22,500)
Issued	75,000

Outstanding at December 31, 2003	1,530,000
Exercised	(90,000)
Forfeited	(15,000)
Issued	820,500

Outstanding at December 31, 2004	2,245,500
Exercised	—
Forfeited	(198,500)
Issued	22,000

Outstanding at December 31, 2005	2,069,000

Available for grant at December 31, 2005	368,500

     In March 2002, Ryan Beck’s Board of Directors granted to certain executives options to acquire an aggregate of 1,155,000 shares of Ryan Beck common stock at an exercise price of $1.60. The exercise price was below the $1.68 fair value at the date of grant. All of the options issued under this grant vested immediately. Additionally, in June 2002, options to acquire 322,500 shares of Ryan Beck common stock were granted with an exercise price equal to the fair value at the date of grant ($1.68), all of which vest four years from the grant date. During 2003, options to acquire 75,000 shares of Ryan Beck common stock were granted with an exercise price equal to the fair value at the date of grant ($3.36), all of which vest four years from the grant date. In March 2004, options were granted to acquire an aggregate of 798,500 shares of Ryan Beck common stock at an exercise price equal to fair value at the date of grant ($5.26), and in July 2004, options were granted to acquire 22,000 shares of Ryan Beck common stock at an exercise price equal to fair value at the date of grant ($5.28), all of which vest four years from the grant date and expire ten years from the grant date. In January 2005, options were granted to acquire 22,000 shares of Ryan Beck common stock at an exercise price equal to fair value at the date of grant ($5.46), all of which vest four years from the grant date and expire ten years from the grant date. In June 2004, options to acquire 90,000 shares of Ryan Beck common stock were exercised at a price of $1.60 per share. During the years ended December 31, 2005, 2004 and 2003, options to acquire 198,500, 15,000 and 22,500 shares of Ryan Beck common stock were forfeited with a weighted average exercise price of $5.26, $3.73, and $1.68, respectively.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
Levitt Restricted Stock and Stock Option Plan
     On May 11, 2004, Levitt’s Shareholders approved the 2003 Levitt Corporation Stock Incentive Plan (“Plan”). Under the Plan, the maximum number of shares with respect to which stock option and restricted stock awards may be granted is 1,500,000. The maximum term of options granted under the plan is 10 years, and the vesting period is established by the compensation committee in connection with each grant.
Restricted Stock
     During the year ended December 31, 2005, Levitt granted 6,887 restricted shares of its Class A common stock to non-employee directors under the Levitt Corporation 2004 Stock Incentive Plan. The restricted stock vests monthly over a 12 month period and 3,444 shares of restricted stock under these grants remained unvested at December 31, 2005. Unearned stock compensation was recorded within shareholders’ equity at the date of award based on the $31.95 price of the common shares on the date of grant and the unearned compensation is being amortized on a straight-line basis over the one year vesting period. Total amortized compensation expense for year ended December 31, 2005 was $110,000.
Stock Options
     Stock Option activity under the Levitt Plan for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price	of Options	Price
Options outstanding at beginning of year	725,250	$20.54	—	$—	—	$—
Granted	594,826	$31.64	757,500	$20.52	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited	(14,900)	$21.76	(32,250)	$20.15	—	$—

Options outstanding at end of year	1,305,176	$25.59	725,250	$20.54		$—

Options exercisable at end of year	55,176	$22.33	45,000	$20.15	—	$—

Stock available for equity compensation Grants at end of year	187,937		774,750		—

Weighted average fair market value Per share of options granted during The year under SFAS No. 123	$15.19		$11.94		$—

     The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding		Options Exercisable
		Remaining		Exercise
Exercise Price	Options	Contractual Life	Options	Price
$19.28 – $22.49	629,100	8.0	45,000	$20.15
$22.50 – $25.70	120,750	8.9	—	—
$25.71 – $32.13	555,326	9.4	10,176	$31.95

	1,305,176	8.7	55,176	$22.33

BFC Financial Corporation
Notes to Consolidated Financial Statements
18. Pension, Profit Sharing Plan, 401(k) Plans and Deferred Retirement Agreement
BFC Profit Sharing Plan
     The Company has an employee’s profit sharing plan which provides for contributions to a fund of a defined amount, but not to exceed the amount permitted under the Internal Revenue Code as deductible expense. The provision charged to operations was approximately $50,000 for each of the years ended December 31, 2005, 2004 and 2003. Contributions are funded on a current basis.
BFC Deferred Retirement Agreement
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
BankAtlantic Pension Plan
     At December 31, 1998, BankAtlantic froze its defined benefit pension plan (“Plan”). All participants in the Plan ceased accruing service benefits beyond that date and became vested. BankAtlantic is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees.
     The following tables set forth the Plan’s funded status and the minimum pension liability included in the consolidated statements of financial condition (in thousands):

	December 31,
	2005	2004
Projected benefit obligation at the beginning of the year	$26,234	$23,094
Interest cost	1,565	1,508
Actuarial loss	2,361	2,421
Benefits paid	(779)	(789)

Projected benefit obligation at end of year	$29,381	$26,234

	December 31,
	2005	2004
Fair value of Plan assets at the beginning of year	$25,097	$23,927
Actual return on Plan assets	1,833	1,959
Employer contribution	—	—
Benefits paid	(779)	(789)

Fair value of Plan assets as of actuarial date	$26,151	$25,097

BFC Financial Corporation
Notes to Consolidated Financial Statements

	December 31,
	2005	2004
Actuarial present value of projected benefit obligation for service rendered to date	$(29,381)	$(26,234)
Plan assets at fair value as of the actuarial date	26,151	25,097

(Unfunded) accumulated benefit obligation (1)	(3,230)	(1,137)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	9,917	7,661

Prepaid pension cost (2)	$6,687	$6,524

(1)	The measurement date for the accumulated benefit obligation was December 31, 2005 and 2004. The unfunded accumulated benefit obligation was recorded in other liabilities in the Company’s consolidated statement of financial condition.
(2)	The prepaid pension cost was reversed into other comprehensive income and a minimum pension liability was recorded for the unfunded accumulated benefit obligation.
     For the years ended December 31, 2005 and 2004, BankAtlantic Bancorp recorded a minimum pension liability in other comprehensive income associated with the unfunded accumulated benefit obligation as follows (in thousands):

	December 31,
	2005	2004
Change in prepaid pension cost	$—	$(6,524)
Change in minimum pension liability	(2,093)	(1,137)
Change in deferred tax assets	942	2,758
Other adjustments	162	—

Decrease in other comprehensive income	$(989)	$(4,903)

     Net pension expense includes the following components (in thousands):

	For the Years Ended
	2005	2004	2003
Service cost benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,565	1,508	1,485
Expected return on plan assets	(2,100)	(1,998)	(1,470)
Amortization of unrecognized net gains and losses	698	723	1,212

Net periodic pension expense (1)	$163	$233	$1,227

(1)	Periodic pension expense is included as an increase in compensation expense.
     The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended
	December 31,
	2005	2004	2003
Weighted average discount rate	5.50%	6.00%	6.75%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	8.50%

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds, and the reduction in the discount rate at December 31, 2005 reflects historically low interest rate trends related to these bonds. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2005. BankAtlantic contributed $750,000 to the Plan during the year ended December 31, 2003. BankAtlantic did not make any contributions to the Plan during the years ended December 31, 2005 and 2004. BankAtlantic will not be required to contribute to the Plan for the year ending December 31, 2006.
     BankAtlantic’s pension plan weighted-average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

	Plan Assets
	At December 31,
	2005	2004
Equity securities	76.19%	76.62%
Debt securities	20.54	21.57
Cash	3.27	1.81

Total	100.00%	100.00%

     The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is closely monitored to ensure that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2005, 9.4% of the Plan’s assets were invested in the aggressive growth category.
     The Plan’s targeted asset allocation is 66% equity securities, 30% debt securities and 4% cash during the year ended December 31, 2005. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Pension
Expected Future Service	Benefits
2006	$890
2007	913
2008	980
2009	1,177
2010	1,372
Years 2011-2015	7,672
     There are large increases in annual benefit payouts expected in 2009 and 2010 when four key employees reach normal retirement age.

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic 401(k) Plan
The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Employee Salary Contribution Limit (1)	$14	$13	$12
Percentage of Salary Limitation	75%	75%	75%
Total Match Contribution (2)	$2,037	$1,790	$1,558
Vesting of Employer Match	Immediate	Immediate	Immediate

(1)	For the 2005, 2004 and 2003 plan year, employees over the age of 50 were entitled to contribute $18,000, $16,000 and $14,000, respectively.
(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.
BankAtlantic Profit Sharing Plan
     At January 1, 2003, BankAtlantic established the BankAtlantic Profit Sharing Stretch Plan (the “Plan”) for all employees of BankAtlantic and its subsidiaries. The profit sharing awards are paid in cash quarterly and are based on achieving specific performance goals. Included in employee compensation and benefits in the consolidated statement of operations during the years ended December 31, 2005, 2004 and 2003 was $4.4 million, $5.7 million and $3.6 million, respectively, of expenses associated with the Plan.
Ryan Beck 401 (k) Savings Plan
     Ryan Beck’s employees may contribute up to 25% of their eligible earnings, subject to certain limitations, to the Ryan Beck 401(k) Savings Plan. In 2003, Ryan Beck began an employer match of 50% on the first 6% of contributions for salaried employees. Additionally, Ryan Beck awarded an additional 0%, 2% and 1% of contributions for salaried employees as a discretionary match during the years ended December 31, 2005, 2004 and 2003, respectively. Included in employee compensation and benefits on the consolidated statement of operations was $502,000, $1.6 million and $332,000 of operating and employer contribution expenses related to the 401(k) Savings Plan during the years ended December 31, 2005, 2004 and 2003, respectively.
Ryan Beck & Co., Inc., Deferred Compensation and Supplemental Retirement Plans
     During the year ended December 31, 2002, Ryan Beck established the Ryan Beck & Co., Inc. Voluntary Deferred Compensation Plan for certain employees whereby the employee may elect to defer a portion of his or her compensation for a minimum of 3 years or until retirement. These contributions are fully vested. The obligations under the terms of this plan are not required to be funded. The obligations are unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected measurement options chosen by each participant. Ryan Beck has elected to invest partially in the mutual fund options chosen by the participants to manage the market risk of this obligation. As of December 31, 2005 and 2004 the deferred compensation participant value totaled $21.5 million and $17.0 million, respectively. For the same periods, the deferred compensation liability under this plan totaled $17.3 million and $14.4 million, respectively.
     During the year ended December 31, 2005, Ryan Beck established a New Deferred Incentive Compensation Plan in which Ryan Beck allocates an award to the plan based on a formula, its discretion or a negotiated employment letter. Depending on the type of the award and the date of allocation to the plan, there is a 3, 5 or 7 year vesting period. As of December 31, 2005 and 2004 the deferred compensation participant value totaled $14.7 million and $7.4 million, respectively. For the same periods, the deferred compensation liability under this plan totaled $5.9 million and $4.1 million, respectively.
     During 2004, Ryan Beck amended the Ryan Beck & Co., Inc. Supplemental Bonus Plan whereby Ryan Beck established incentive deferred compensation which vests over multiple years. During the years ended December 31, 2005, 2004, and 2003, Ryan Beck awarded deferred bonuses under this Plan of $0, $1.0 million and $0, respectively. The 2004 awards vest and are payable in three equal installments on the first business day in January 2006, 2007 and 2008.

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
     Included in employee compensation and benefits expense in the consolidated statement of operations for the years ended December 31, 2005, 2004 and 2003 was $6.3 million, $3.8 million and $2.6 million, respectively, associated with the above deferred compensation Plans.
Ryan Beck & Co., Inc., Recruitment and Retention Program
     Ryan Beck has a recruitment and retention plan for certain financial consultants, key employees and others. Pursuant to this plan the participants received forgivable notes of $8.6 million, $8.0 million and $6.3 million during the years ended December 31, 2005, 2004 and 2003, respectively. Each forgivable note will generally have a term of five to seven years. A pro-rata portion of the principal amount of the note is forgiven each month over the five or seven year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck. Included in other assets as of December 31, 2005 and 2004 were $18.7 million and $16.7 million, respectively, of forgivable notes. Included in employee compensation and benefits expense in the Company’s consolidated statement of operations for the years ended December 31, 2005, 2004 and 2003 was $4.9 million, $5.4 million and $4.9 million, respectively, of forgivable note amortization.
Levitt 401 (k) Savings Plan
     Levitt has a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed three months of service and have reached the age of 18 are eligible to participate. During the years ended December 31, 2005 and 2004, Levitt’s employees participated in the Levitt Corporation Security Plus Plan and the Levitt’s contributions amounted to $1.1 million and $857,000 respectively. During the year ended December 31, 2003, Levitt’s employees participated in the BankAtlantic Security Plus Plan and Levitt’s contributions amounted to $495,000. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of income.
19. Commitments and Contingencies
     The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under non-cancellable leases with a remaining term of at least one year at December 31, 2005, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2006	$17,099
2007	16,374
2008	14,163
2009	11,593
2010	7,299
Thereafter	27,957

Total	$94,485

	For the Years Ended December 31,
(In thousands)	2005	2004	2003
Rental expense for premises and equipment	$21,365	$20,231	$18,603

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Commitments and Financial instruments with off-balance sheet risk were (in thousands):

	December 31,
	2005	2004
BFC Activities
Commitment to acquire Benihana Preferred Stock	$—	$10,000
Financial Services
Commitments to sell fixed rate residential loans	13,634	19,537
Commitments to sell variable rate residential loans	4,438	6,588
Forward contract to purchase mortgage-backed securities	—	3,947
Commitments to purchase variable rate residential loans	6,689	40,015
Commitments to originate loans held for sale	16,220	21,367
Commitments to originate loans held to maturity	311,081	238,429
Commitments to extend credit, including the undisbursed portion of loans in process	1,151,054	1,170,191
Commitments to purchase branch facilities land	5,334	—
Standby letters of credit	67,868	55,605
Commercial lines of credit	119,639	121,688
Homebuilding & Real Estate Development
Commitments to purchase properties for development	186,200	208,315
BFC Activities
     BFC has entered into guaranty agreements in connection with the purchase of two shopping centers in South Florida by limited liability companies. Cypress Creek Capital, a wholly owned subsidiary of BFC, has a one percent general partner interest in the limited partnership that has a 15 percent interest in both limited liability companies. Cypress Creek Capital does not control or have the ability to make major decisions without the consent of all partners. Pursuant to the guaranty agreements, BFC guarantees certain aspects of a nonrecourse loan. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $21.7 million, the amount of the indebtedness. However, based on the value of the assets securing the indebtedness, it is reasonably likely that no payment will be required under the agreements. Other than this guarantee, the remaining instruments indicated above are direct commitments of BankAtlantic Bancorp or Levitt and their subsidiaries.
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
     Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $64.0 million of commitments to extend credit at a fixed interest rate and $1.4 billion of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $49.8 million at December 31, 2005. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the

BFC Financial Corporation
Notes to Consolidated Financial Statements
payment of goods and services. These types of standby letters of credit had a maximum exposure of $18.1 million at December 31, 2005. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2005 was $183,000 of unearned guarantee fees. There were no obligations recorded in the financial statements associated with these guarantees.
     BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $60.8 million and $51.3 million at December 31, 2005 and 2004, respectively.
     As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2005, BankAtlantic was in compliance with this requirement, with an investment of approximately $69.9 million in stock of the FHLB of Atlanta.
     During the year ended December 31, 2004 BankAtlantic identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act (“AML-BSA”), and cooperated with its regulators and other federal agencies concerning those deficiencies. Management believes that BankAtlantic is currently in compliance with all AML-BSA laws and regulations. Based on the prior compliance deficiencies and the experiences of other financial institutions that were fined for compliance deficiencies, management established a $10 million reserve as of December 31, 2005 for possible fines and penalties from government agencies with respect to these compliance matters.
     BankAtlantic Bancorp, through its ownership of Ryan Beck, is subject to the risks of investment banking. Ryan Beck’s customers’ securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of Ryan Beck and is responsible for execution, collection and payment of funds, and receipt and delivery of securities relative to customer transactions. Customers’ securities activities are transacted on a cash and margin basis. These transactions may expose Ryan Beck to off-balance-sheet risk, wherein the clearing broker may charge Ryan Beck for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. As the right to charge Ryan Beck has no maximum amount and applies to all trades executed through the clearing broker, Ryan Beck believes there is no maximum amount assignable to this right. At December 31, 2005, Ryan Beck recorded liabilities of approximately $13,000 with regard to this right. Ryan Beck has the right to pursue collection or performance from the counter parties who do not perform under their contractual obligations. Ryan Beck seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and ensure that customer transactions are executed properly by the clearing broker.
     Ryan Beck enters into various transactions involving derivatives and other off-balance sheet financial instruments. These financial instruments include futures, mortgage-backed to-be-announced securities (TBAs) and securities purchased and sold on a when-issued basis (when-issued securities). These derivative financial instruments are used to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. Derivative transactions are entered into for trading purposes or to economically hedge other positions or transactions.
     Ryan Beck enters into futures contracts and TBAs and when-issued securities, all of which provide for the delayed delivery of the underlying instrument. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Accordingly, futures contracts generally do not have credit risk. The credit risk for TBAs, options and when-issued securities is limited to the unrealized market valuation gains recorded in the statement of financial condition. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces such as volatility and changes in interest rates.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Ryan Beck is engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, BankAtlantic Bancorp may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is BankAtlantic Bancorp’s policy to review, as necessary, the credit standing of each counterparty.
Homebuilding & Real Estate Development
     Levitt is obligated to fund homeowner association operating deficits incurred by its communities under development. This obligation ends upon turnover of the association to the residents of the community.
     Tradition Development Company, LLC, a wholly-owned subsidiary of Core Communities (“TDC”), entered into an advertising agreement with the operator of a Major League Baseball team pursuant to which, among other advertising rights, TDC obtained royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port St. Lucie and the naming rights to that complex. Unless otherwise renewed, the agreement terminates on December 31, 2013; provided, however, upon payment of a specified buy-out fee and compliance with other contractual procedures, TDC has the right to terminate the agreement on or after December 31, 2008. Required cumulative payments under the agreement through December 31, 2013 are approximately $2.5 million.
     Levitt is subject to obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. At December 31, 2005, Levitt had commitments to purchase properties for development for an agreement purchase price of $186.2 million, of which approximately $32.2 million is subject to due diligence and satisfaction of certain requirements and conditions, as well as the obtaining of financing. The following table summarizes certain information relating to outstanding purchase contracts (unaudited):

	Purchase	Units/	Expected
	Price	Acres	Closing
Homebuilding Division	$186.2 million	2,692 Units	2006-2007
     At December 31, 2005, cash deposits of approximately $4.5 million secured Levitt’s commitments under these contracts.
     At December 31, 2005 Levitt had outstanding surety bonds and letters of credit of approximately $97.5 million related primarily to its obligations to various governmental entities to construct improvements in Levitt’s various communities. Levitt estimates that approximately $66.3 million of work remains to complete these improvements. Levitt does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     Levitt has entered into an indemnity agreement with a joint venture partner relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Levitt’s liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds its original capital and other contributions. Levitt’s obligation of indemnity is approximately $664,000. Based on the joint venture assets that secure the indebtedness, Levitt does not believe it is likely that any payment will be required under the indemnity agreement.
Development Bonds
     In connection with the development of certain projects, community development or improvement districts have been established and may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Levitt pays a portion of the revenues, fees, and assessments levied by the districts on the properties Levitt still owns that are benefited by the improvements. Levitt may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing. These costs are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     The amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities totaled $81.8 million and $74.5 million at December 31, 2005 and 2004 respectively. Bond Obligations at December 31, 2005 mature from 2025 to 2035.
     In accordance with Emerging Issues Task Force Issue 91-10 (“EITF 91-10”), Accounting for Special Assessments and Tax Increment Financing, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     At December 31, 2005 and 2004, we recorded no liability associated with outstanding CDD bonds as the assessments are not both fixed and determinable.
20. Regulatory Matters
     The Company is a unitary savings bank holding company that owns approximately 15% and 100%, respectively of the outstanding BankAtlantic Bancorp Class A and Class B Common Stock, in the aggregate representing approximately 22% of all the outstanding BankAtlantic Bancorp Common Stock. BankAtlantic Bancorp is the holding company for BankAtlantic by virtue of its ownership of 100% of the outstanding BankAtlantic common stock. BFC is subject to regulatory oversight and examination by the OTS as discussed herein with respect to BankAtlantic Bancorp. BankAtlantic Bancorp is a unitary savings bank holding company subject to regulatory oversight and examination by the OTS, including normal supervision and reporting requirements. The Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). BankAtlantic Bancorp is also subject to the reporting and other requirements of the Exchange Act.
     BankAtlantic’s deposits are insured by the FDIC for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic’s financial statements. At December 31, 2005, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.
     The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to the Company which are based on an institution’s regulatory capital levels and its net income. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2005, this capital distribution limitation was $91.5 million. During the years ended December 31, 2005, 2004 and 2003 BankAtlantic paid $20 million, $15 million and $20 million, respectively, of dividends to the Company.
     Ryan Beck paid $5 million in dividends to BankAtlantic Bancorp during the year ended December 31, 2004. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.
     BankAtlantic’s actual capital amounts and ratios are presented in the table (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total risk-based capital	$512,664	11.50%	$356,526	8.00%	$445,657	10.00%
Tier I risk-based capital	$446,419	10.02%	$178,263	4.00%	$267,394	6.00%
Tangible capital	$446,419	7.42%	$90,235	1.50%	$90,235	1.50%
Core capital	$446,419	7.42%	$240,627	4.00%	$300,784	5.00%
As of December 31, 2004:
Total risk-based capital	$476,600	10.80%	$352,886	8.00%	$441,107	10.00%
Tier I risk-based capital	$405,482	9.19%	$176,443	4.00%	$264,664	6.00%
Tangible capital	$405,482	6.83%	$89,030	1.50%	$89,030	1.50%
Core capital	$405,482	6.83%	$237,413	4.00%	$296,766	5.00%
     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was

BFC Financial Corporation
Notes to Consolidated Financial Statements
approximately $41.2 million, which was $40.2 million in excess of its required net capital of $1.0 million at December 31, 2005.
     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2005.
21. Legal Proceedings
     On July 2, 2004, Benihana of Tokyo, Inc. a major shareholder of Benihana filed suit against Benihana, Inc., the members of the Benihana Board of Directors and BFC Financial Corporation, seeking to rescind BFC’s transaction with Benihana. Benihana of Tokyo, a major shareholder of Benihana, Inc., claimed the transaction was created for the sole or primary purpose of diluting the stock interest of Benihana of Tokyo. It further claimed that, in light of the relationship of certain members of the Benihana Board with BFC, the Benihana Board breached the fiduciary duties owed to the Benihana shareholders. The Complaint also alleged that through BFC’s Vice-Chairman and a member of Levitt’s Board, both as members of Benihana Board, BFC has aided and abetted in the Board’s breaches of fiduciary duty. On December 8, 2005, the Delaware Court of Chancery rejected all claims asserted by Benihana of Tokyo ruling that Benihana, Inc. and its board of directors fulfilled its fiduciary responsibilities in approving and completing the BFC investment transaction. Thereafter, Benihana of Tokyo filed an appeal with respect to the decision of the Chancery Court.
     On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against Levitt. The suit purports to be a class action on behalf of 95 named plaintiffs residing in approximately 65 homes located in one of Levitt’s communities in Central Florida. The complaint alleges: breach of contract, breach of implied covenant of good faith and fair dealing; failure to disclose latent defects; breach of express warranty; breach of implied warranty; violation of building code; deceptive and unfair trade practices; negligent construction; and negligent design. Plaintiffs seek certification as a class, or in the alternative to divide into sub-classes, unspecified damages alleged to range from $50,000 to $400,000 per house, costs and attorneys’ fees. Plaintiffs seek a trial by jury. On February 15, 2006, the parties filed a Joint Stipulation for Abatement of Lawsuit Pending Compliance with Chapter 558, Florida Statutes and Order Approving Same (“Joint Stipulation”). Court approval of the Joint Stipulation is pending.
     In October 2005, the Levitt’s subsidiary, Levitt and Sons, LLC, reached a settlement of all claims previously pending in the law suit filed by Smith & Company in December 2000 (the “Smith Settlement”) against a joint venture in which Levitt and Sons, LLC had an equity interest. In connection with the Smith Settlement, Levitt paid and recorded a charge of $830,000, principally to cover attorneys’ fees and settlement costs in the case.
     In the ordinary course of business, the Company and its subsidiaries are parties to other lawsuits as plaintiff or defendant involving its bank operations lending, tax certificates, securities sales, brokerage and underwriting, acquisitions and real estate development activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes results of operations or financial position will not be materially impacted by the resolution of these matters.
22. Parent Company Financial Information
     The accounting policies of BFC’s Parent Company are generally the same as those described in the summary of significant accounting policies. The Company’s investments in venture partnerships, BankAtlantic Bancorp, Levitt Corporation and wholly-owned subsidiaries in the Parent Company’s financial statements are presented under the equity method of accounting. BFC’s Condensed Statements of Financial Condition at December 31, 2005 and 2004, Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005 are shown below:

BFC Financial Corporation
Notes to Consolidated Financial Statements
BFC Financial Corporation
Parent Company Condensed Statements of Financial Condition
(In thousands)

	December 31,
Assets	2005	2004
Cash and cash equivalents	$26,683	$1,520
Investment securities	2,034	1,800
Investment in Benihana, Inc.	20,000	10,000
Investment in venture partnerships	950	971
Investment in BankAtlantic Bancorp, Inc.	112,218	103,125
Investment in Levitt Corporation	58,111	48,983
Investment in and advances to wholly owned subsidiaries (a)	1,631	31,867
Loans receivable	2,071	3,364
Other assets	960	2,596

Total assets	$224,658	$204,226

Liabilities and Shareholders’ Equity

Note payable	$—	$10,483
Advances from and negative basis in wholly owned subsidiaries (a)	462	34,636
Other liabilities	7,417	6,828
Deferred income taxes	33,699	27,028

Total liabilities	41,578	78,975

Total shareholders’ equity	183,080	125,251

Total liabilities and shareholders’ equity	$224,658	$204,226

Condensed Statements of Operations
For Each of the Years in the Three Year Period Ended December 31, 2005
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Revenues	$1,775	$3,514	$1,051
Expenses (a)	14,904	6,717	3,954

(Loss) before undistributed earnings from subsidiaries	(13,129)	(3,203)	(2,903)
Equity from earnings in BankAtlantic Bancorp	12,689	15,694	15,222
Equity from earnings in Levitt	9,125	10,265	—
Equity from earnings in other subsidiaries (a)	6,671	(35)	(1,428)

Income before income taxes	15,356	22,721	10,891
Provision for income taxes	5,402	8,321	3,774

Income from continuing operations	9,954	14,400	7,117
Discontinued operations, net of tax	2,820	(170)	(95)

Net income	12,774	14,230	7,022
5% Preferred Stock dividends	750	392	—

Net Income available to common shareholders	$12,024	$13,838	$7,022

BFC Financial Corporation
Notes to Consolidated Financial Statements
Condensed Statements of Cash Flows
For Each of the Years in the Three Year Period Ended December 31, 2005
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Operating Activities:
Net cash used in operating activities	(2,189)	(6,087)	(2,358)

Investing Activities:
Dividends from subsidiaries	2,254	2,074	1,686
Capital contribution to subsidiaries	—	(1,000)	—
Distribution from venture partnerships	—	1,423	344
Decrease in securities available for sale	—	—	785
Additions to office property and equipment	(29)	—	—
Investment in Benihana convertible preferred stock	(10,000)	(10,000)	—

Net cash (used in) provided by investing activities	(7,775)	(7,503)	2,815

Financing Activities:
Borrowing	1,000	4,468	—
Repayment of borrowings	(11,483)	—	—
Proceeds from issuance of Class A Common Stock net of issuance costs	46,188	—	282
Proceeds from issuance of 5% Preferred Stock, net of issuance cost	—	14,988	—
Proceeds from issuance of Common Stock upon exercise of stock option	172	1,791	—
Retirement of common stock	—	(7,281)	—
5% Preferred Stock dividends paid	(750)	(392)	—

Net cash provided by financing activities	35,127	13,574	282

Increase in cash and cash equivalents	25,163	(16)	739
Cash at beginning of period	1,520	1,536	797

Cash at end of period	$26,683	$1,520	$1,536

Supplementary disclosure of non-cash investing and financing activities
Interest paid on borrowings	$320	$357	$333
Net (decrease) increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(474)	5,812	(252)
(Decrease) increase in accumulated other comprehensive income, net of taxes	(417)	(588)	662
(Decrease) increase in shareholders’ equity for the tax effect related to the exercise of employee stock options	(12)	11,017	550
Decrease in advances due from wholly-owned subsidiaries	(23,744)	—	—
Dividends from wholly-owned subsidiaries	23,744	—	—
Levitt investment transfer from BankAtlantic Bancorp resulting from the spin-off transaction	—	—	27,885
(a)	The significant declines in investments in wholly owned subsidiaries and advances to wholly owned subsidiaries results from dividends or forgiveness of debt, respectively, being recorded by inactive subsidiaries. During the year ended December 31, 2005, expenses includes the write-off of wholly-owned subsidiaries’ inter-company advances of approximately $6.6 million, and the equity from earnings in other subsidiaries includes the earnings recognized by BFC’s wholly-owned subsidiaries. These inter-company advances were eliminated in consolidation.

BFC Financial Corporation
Notes to Consolidated Financial Statements
23. Selected Quarterly Results (Unaudited)
     The following tables summarize the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands except for per share data):

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$363,375	$307,830	$300,938	$302,708	$1,274,851
Costs and expenses	288,840	267,502	268,758	291,801	1,116,901

	74,535	40,328	32,180	10,907	157,950
Equity in earnings from unconsolidated affiliates	2,359	4,908	5,886	251	13,404

Income before income taxes and noncontrolling interest	76,894	45,236	38,066	11,158	171,354
Provision for income taxes	32,019	18,707	14,328	5,202	70,256
Noncontrolling interest in income of consolidated subsidiaries	40,366	23,708	21,589	5,481	91,144

Income from continuing operations	4,509	2,821	2,149	475	9,954
(Loss) income from discontinued operations, net of tax	(108)	(90)	(92)	3,110	2,820

Net income	4,401	2,731	2,057	3,585	12,774
5% Preferred Stock dividends	188	187	187	188	750

Net income available to common shareholders	$4,213	$2,544	$1,870	$3,397	$12,024

Basic earnings per share from continuing operations	$0.16	$0.10	$0.06	$0.01	$0.32
Basic earnings per share from discontinued operations	—	—	—	0.10	0.10

Basic earnings per share	$0.16	$0.10	$0.06	$0.11	$0.42

Diluted earnings per share from continuing operations	$0.14	$0.08	$0.05	$0.01	$0.28
Basic earnings per share from discontinued operations	—	—	—	0.09	0.09

Diluted earnings per share	$0.14	$0.08	$0.05	$0.10	$0.37

Basic weighted average number of common shares outstanding	25,750	26,381	31,751	31,829	28,952

Diluted weighted average number of common shares outstanding	28,336	28,902	34,121	33,625	31,219

BFC Financial Corporation
Notes to Consolidated Financial Statements

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$264,488	$289,566	$280,046	$331,999	$1,166,099
Costs and expenses	217,111	243,739	238,789	283,566	983,205

Income before income taxes and noncontrolling interest	47,377	45,827	41,257	48,433	182,894
Equity in earnings from unconsolidated affiliates	5,811	5,023	5,888	2,881	19,603

Income before income taxes and noncontrolling interest	53,188	50,850	47,145	51,314	202,497
Provision for income taxes	22,202	21,967	19,144	20,790	84,103
Noncontrolling interest in income of consolidated subsidiaries	26,622	25,575	24,291	27,506	103,994

Income from continuing operations	4,364	3,308	3,710	3,018	14,400
(Loss) income from discontinued operations, net of tax	8	(47)	(50)	(81)	(170)

Net income	4,372	3,261	3,660	2,937	14,230
5% Preferred Stock dividends	—	17	187	188	392

Net income available to common shareholders	$4,372	$3,244	$3,473	$2,749	$13,838

Basic earnings per share from continuing operations	$0.18	$0.13	$0.14	$0.12	$0.58
Basic earnings per share from discontinued operations	—	—	—	(0.01)	(0.01)

Basic earnings per share	$0.18	$0.13	$0.14	$0.11	$0.57

Diluted earnings per share from continuing operations	$0.15	$0.11	$0.12	$0.10	$0.48
Diluted earnings per share from discontinued operations	—	—	—	(0.01)	(0.01)

Diluted earnings per share	$0.15	$0.11	$0.12	$0.09	$0.47

Basic weighted average number of common shares outstanding	23,824	24,195	24,215	24,507	24,183

Diluted weighted average number of common shares outstanding	27,706	27,795	27,761	27,892	27,806

24. Estimated Fair Value of Financial Instruments
     The information set forth below provides disclosure of the estimated fair value of the Company’s financial instruments presented in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.
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
     The fair value of performing loans, except residential mortgage and adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the

BFC Financial Corporation
Notes to Consolidated Financial Statements
interest rate risk inherent in the loan. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows, which are adjusted for national historical prepayment estimates. The discount rate is based on secondary market sources and is adjusted to reflect differences in servicing and credit costs.
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
     Under SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is considered the same as book value. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates offered by BankAtlantic for similar remaining maturities.
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
     The fair value of secured borrowings is its carrying amount.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table presents information for the Company’s financial instruments at December 31, 2005 and 2004 (in thousands):

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$305,437	$305,437	$224,720	$224,720
Securities available for sale	676,660	676,660	749,001	749,001
Securities owned	180,292	180,292	125,443	125,443
Investment securities	384,968	384,646	317,891	317,416
Federal home loan bank stock	69,931	69,931	78,619	78,619
Loans receivable including loans held for sale, net	4,632,104	4,602,181	4,561,073	4,568,883

Financial liabilities:
Deposits	$3,752,676	$3,755,089	$3,457,202	$3,451,853
Short term borrowings	249,263	249,263	362,002	361,986
Advances from FHLB	1,283,532	1,288,012	1,544,497	1,564,188
Securities sold but not yet purchased	35,177	35,177	39,462	39,462
Secured borrowings	138,270	138,270	—	—
Subordinated debentures, notes and bonds payable	392,784	388,535	278,605	277,998
Junior subordinated debentures	317,390	313,560	263,266	265,955
     (a) Short term borrowings includes securities sold under agreements to repurchase and federal funds Purchased
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not significant. (See Note 19 for the contractual amounts of BankAtlantic’s financial instrument commitments).
Derivatives
     During the year ended December 31, 2000, BankAtlantic entered into a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The forward contract was held for trading purposes and recorded at fair value with changes in fair value included in earnings. In May 2005, the forward contract was settled with BankAtlantic acquiring $3.5 million of adjustable rate residential loans.
     BankAtlantic also created cash flow hedges by entering into interest rate swap contracts to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company’s statement of operations for the year ended December 31, 2002. BankAtlantic terminated the above mentioned interest rate swap contracts with a notional amount of $75 million during the year ended December 31, 2003 and recognized a $1.9 million loss included in securities activities, net in the Company’s statement of operations.
     Commitments to originate residential loans held for sale and to sell residential loans are derivatives. The fair value of these derivatives was not included in the Company’s financial statements as the amount was not considered significant. These derivatives relate to a loan origination program with an independent mortgage company whereby the mortgage company purchases the originated loans from BankAtlantic 14 days after the funding date at a price negotiated quarterly for all loans sold during the quarter.
     Ryan Beck generally utilizes US treasury bond and note futures as economic hedges against its municipal bond trading portfolio. The financial futures are recorded at fair value with changes in fair value included in earnings. At December 31, 2005 Ryan Beck sold 245 US treasury contracts with a notional amount of $26.5 million. At December 31, 2005 and 2004 there were no derivatives designated as accounting hedges.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Concentration of Credit Risk
     BankAtlantic purchases residential loans located throughout the country. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2005, BankAtlantic’s residential loan portfolio included $781 million of interest-only loans with the collateral primarily located in California and surrounding states. BankAtlantic manages this credit risk by purchasing interest-only loans to only the most credit worthy borrowers with loan-to-value and total debt to income ratios within agency guidelines.
25. Earnings (Loss) per Share
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2005, 2004 and 2003 .

	For the Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003
Basic earnings per share
Numerator:
Income from continuing operations	9,954	14,400	$5,974
Less: Preferred stock dividends	750	392	—

Income available to common shareholders	9,204	14,008	5,974
Discontinued operations, net of taxes	2,820	(170)	1,048

Net income available to common shareholders	$12,024	$13,838	$7,022

Denominator:
Weighted average number of common shares outstanding	31,345	26,576	25,211
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	28,952	24,183	22,818

Basic earnings per share:
Earnings per share from continuing operations	$0.32	$0.58	$0.26
Earnings per share from discontinued operations	0.10	(0.01)	0.05

Basic earnings per share	$0.42	$0.57	$0.31

Diluted earnings per share
Numerator
Income available to common shareholders	$9,204	$14,008	$5,974
Effect of securities issuable by subsidiaries	(342)	(780)	(505)

Income available after assumed dilution	$8,862	$13,228	$5,469

Discontinued operations, net of taxes	$2,820	$(170)	$1,048
Effect of securities issuable by subsidiaries	—	—	(17)

Discontinued operations, net of taxes after assumed dilution	$2,820	$(170)	$1,031

Net income available after assumed dilution	$11,682	$13,058	$6,500

Denominator
Weighted average number of common shares outstanding	31,345	26,576	25,211
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)
Common stock equivalents resulting from stock-based compensation	2,267	3,623	3,213

Diluted weighted average shares outstanding	31,219	27,806	26,031

Diluted earnings per share
Earnings per share from continuing operations	$0.28	$0.48	$0.21
Earnings per share from discontinued operations	0.09	(0.01)	0.04

Diluted earnings per share	$0.37	$0.47	$0.25

26. Certain Relationships and Related Party Transactions
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
     BFC, BankAtlantic Bancorp, Levitt and Bluegreen share certain office premises and employee services, pursuant to the arrangements described below.
     BankAtlantic Bancorp maintained service arrangements with BFC and Levitt, pursuant to which BankAtlantic Bancorp provided the following back-office support functions to Levitt and BFC: human resources, risk management, project planning, system support and investor and public relation services. For such services BankAtlantic Bancorp was compensated for such services on a percentage of cost basis. BankAtlantic Bancorp also provides office space to Levitt and BFC on a month-to-month basis and receives reimbursements for overhead based on market rates. The amounts paid or received may not be representative of the amounts that would be paid or received in an arms-length transaction and such fees were eliminated in the Company’s Consolidated Statements of Operations.
     The table below sets forth the service fees, office overhead fees provided by BankAtlantic Bancorp to Levitt, BFC and Bluegreen (in thousands):

	For the Year Ended December 31, 2005
(in thousands)	BFC	Levitt	Bluegreen	Total

Service fees and office overhead	$368	$883	$78	$1,329
Total	$368	$883	$78	$1,329

	For the Year Ended December 31, 2004
(in thousands)	BFC	Levitt	Total

Service fees and office overhead	$124	$604	$728

     During the year ended December 31, 2005, BFC sold 5,957,555 shares of its Class A Common Stock in an underwritten public offering at a price of $8.50 per share. Included in broker/dealer revenue in the Company’s statement of operations for the year ended December 31, 2005 was $1.95 million associated with Ryan Beck’s participation as lead underwriter in this offering. Additionally during the year ended December 31, 2004, the Company paid Ryan Beck $280,000 for advisory service. The amounts paid or received may not be representative of the amounts that would be paid or received in an arms-length transaction. Such fees were eliminated in the Company’s Consolidated Statements of Operations.
     BankAtlantic provided certain administrative services to Bluegreen in 2003 without receipt of payment for such services.
     Effective January 1, 2006, certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Such employees will be utilized by BankAtlantic Bancorp, BankAtlantic, Levitt, Ryan Beck, Bluegreen and BFC and their costs will be allocated to such entities based upon the usage by the respective entities.
     During the year ended December 31, 2005 and 2004, Bluegreen provided risk management services to BankAtlantic Bancorp. The value of these services received by BankAtlantic Bancorp was calculated based on a percentage of cost basis.
     During the years ended December 31, 2005 and 2004, actions were taken by Levitt with respect to the development of certain property owned by BankAtlantic. Levitt’s efforts included the successful rezoning of the property and obtaining the permits necessary to develop the property for residential and commercial use. At December 31, 2005, BankAtlantic had agreed to reimburse Levitt $438,000 for the costs incurred by it in connection with the development of this project.
     Levitt has also sought as additional compensation from BankAtlantic a percentage of the increase in the value of the underlying property attributable to Levitt’s efforts based upon the proceeds to be received from BankAtlantic on the sale of the property to a third party. The timing and amount of such additional compensation, if any, has not yet been agreed upon.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The table below shows property development and risk management consulting services performed by Levitt and Bluegreen to BankAtlantic Bancorp:

	For the Year Ended December 31, 2005
(in thousands)	Levitt	Bluegreen	Total
Property development	$438	$—	$438
Risk management	—	218	218

Total	$438	$218	$656

	For the Year Ended December 31, 2004
(in thousands)	Levitt	Bluegreen	Total

Property development	$40	$—	$40
Risk management	—	100	100

Total	$40	$100	$140

     During the year ended December 31, 2004, BFC provided accounting, general and administrative services to Levitt. The value of the services provided to Levitt was approximately $311,000. In 2005 Cypress Creek Capital received $127,000 in consulting fees for assisting Core Communities in obtaining financing of certain properties.
     In connection with the spin-off of Levitt as of December 31, 2003, BankAtlantic Bancorp converted an outstanding $30.0 million demand note owed by Levitt to BankAtlantic Bancorp to a five year term note and prior to the spin-off, BankAtlantic Bancorp transferred its 4.9% ownership interest in Bluegreen Corporation to Levitt in exchange for a $5.5 million note and additional shares of Levitt common stock (which additional shares were distributed as part of the spin-off transaction.) Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a five year note. The $5.5 million note was repaid during the year ended December 31, 2004 and the remaining two notes were repaid during the year ended December 31, 2005.
     Included in loans receivable in the Company’s Consolidated Statement of Condition at December 31, 2005 and 2004 were $223,000 and $8.6 million, respectively, of construction loans to Levitt secured by land and improvements. Included in interest income in the Company’s Consolidated Statement of Operations for the years ended December 31, 2005 and 2004 was $0.9 million and $2.6 million, respectively, of interest income related to loans to Levitt. These amounts were eliminated in consolidation.
     BankAtlantic’s securities sold under agreements to repurchase include transactions with Levitt and BFC in the aggregate of $6.2 million and $39.3 million as of December 31, 2005 and 2004, respectively. The interest in connection with the above accounts of approximately $348,000 and $251,000 for the year ended December 31, 2005 and 2004, respectively, and repurchase balance of $6.2 million and $39.3 million were not included in the Company’s financial statements as those amounts were eliminated in consolidation. These transactions have the same terms as other BankAtlantic repurchase agreements.
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”), a law firm to which Bruno DiGiulian, a director of BankAtlantic Bancorp, is of counsel. Fees aggregating $206,800 were paid by BankAtlantic Bancorp to Ruden, McClosky during the year ended December 31, 2005. In addition, fees aggregating $1.3 million were paid to Ruden, McClosky by Levitt in 2005. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.
     In February 2001, Alan B. Levan, Chairman, President and Chief Executive Officer of the Company and John E. Abdo, Vice Chairman of the Company, each borrowed $500,000 from the Company on a recourse basis and Glen R. Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company, each borrowed $50,000 on a non-recourse basis in each case to make investments in a technology company sponsored by the Company. In July 2002, John E. Abdo borrowed an additional $3.0 million from the Company on a recourse basis. All borrowings bear interest at the prime rate plus 1%, which interest is, except for interest on the Abdo borrowing, payable annually. The entire principal balance under the borrowings, except for the Abdo borrowing, is due in February 2006. The Abdo borrowing requires monthly interest payments, is due on demand and is secured by 2,127,470 shares of Class A Stock and 370,750 shares of Class B Stock. Mr.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Levan repaid his advance in full in December 2004. Amounts outstanding at December 31, 2005 were $1,990,000 from Mr. Abdo, $19,151 from Mr. Gilbert and $24,854 from Mr. Pertnoy. Amounts outstanding at December 31, 2004 were $0 from Mr. Levan, $3,282,758 from Mr. Abdo, $19,151 from Mr. Gilbert and $24,854 from Mr. Pertnoy. In February 2006 Mr. Gilbert and Mr. Pertnoy paid in full their outstanding loan balance and in March 2006, Mr. Abdo paid his loan down to $1.5 million.
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
     Since 2002, Levitt has utilized certain services of Conrad & Scherer, a law firm in which William R. Scherer, a member of the Levitt’s Board of Directors, is a member. Levitt paid fees aggregating $914,000, $110,00 and $79,000 to this firm during the years ended December 31, 2005, 2004 and 2003, respectively.
     Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments.
     The Company has a 49.5% interest and affiliates and third parties have a 50.5% interest in a limited partnership formed in 1979, for which the Company’s Chairman serves as the individual General Partner. The partnership’s primary asset is real estate subject to net lease agreements. The Company’s cost for this investment, approximately $441,000, was written off in 1990 due to the bankruptcy of the entity leasing the real estate. During the year 2004 the Company received distribution of approximately $25,000 from the partnership and none in 2005.
     Included in BFC’s other assets at December 31, 2005 and 2004 were approximately $131,000 and $101,000, respectively, due from affiliates.
27. Noncontrolling Interest
     At December 31, 2005 and 2004, noncontrolling interest was approximately $696.1 million and $612.7 million, respectively. The following table summarizes the noncontrolling interest held by others in our subsidiaries (in thousands):

	December 31,
	2005	2004
BankAtlantic Bancorp	$404,118	$366,140
Levitt	291,675	245,756
Joint Venture Partnerships	729	756

	$696,522	$612,652

28. Shareholders’ Equity, Common Stock, 5% Cumulative Convertible Preferred Stock and Dividends
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
     The Company’s authorized capital stock includes 10 million shares of preferred stock at a par value of $.01 per share. On June 7, 2004 the Board of Directors of the Company designated 15,000 shares of the preferred stock as 5% Cumulative Convertible Preferred Stock (the “5% Preferred Stock”) and on June 21, 2004 sold the shares of the 5% Preferred Stock to an investor group in a private offering. The 5% Preferred Stock has a stated value of $1,000 per share, with conversion rights into the Company’s Class A Common Stock subject to and upon compliance with certain provisions. The shares of 5% Preferred Stock may be redeemed at the option of the Company, at any time and from time to time on or after April 30, 2005, at redemption prices (the “Redemption Price”) ranging from $1,050 per share for the year 2005 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the Redemption Price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock are entitled to receive when and as declared by the Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. The 5% Preferred Stock has no voting rights except as required by Florida law. Since inception the Company has paid the 5% Preferred Stock dividend.
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
     There are no restrictions on the payment of cash dividends by BFC. BFC has never paid cash dividends. We issued a 25% stock dividend on March 7, 2005, March 1, 2004 and May 25, 2004, each of which was payable in shares of Class A Common Stock.
     There are restrictions on the payment of dividends by BankAtlantic to BankAtlantic Bancorp and in certain circumstances on the payment of dividends by BankAtlantic Bancorp to its common shareholders, including BFC. The

BFC Financial Corporation
Notes to Consolidated Financial Statements
primary source of funds for payment by BankAtlantic Bancorp of dividends to BFC is currently dividend payments received by BankAtlantic Bancorp from BankAtlantic and Ryan Beck, both of which are limited by regulations applicable to them.
     Commencing in July 2004, Levitt’s Board of Directors has declared quarterly cash dividends of $0.02 per share on its Class A common stock and Class B common stock. Levitt’s Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operations and financial condition. Levitt cannot assure you that they will declare additional cash dividends in the future. BFC received approximately $66,000 at the time of each of Levitt’s dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005 because of the material weakness in internal control over financial reporting discussed below.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting also includes controls over the preparation of financial statements in accordance with the instruction to the consolidated financial statements for savings and loan holding companies (OTS Form H-(b)11) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     In connection with management’s assessment of the Company’s internal control over financial reporting, the Company identified a control deficiency as of December 31, 2005 relating to controls over the segregation of duties performed by certain senior financial personnel. Specifically, the Company did not properly design controls to ensure adequate segregation of duties over the cash disbursement function, the journal entry process, and access to our financial reporting systems, resulting in the risk that these individuals could misappropriate cash or other Company assets, record unauthorized journal entries or alter our financial reporting systems. Furthermore, management did not have adequate documentation of the oversight and review of these individuals to compensate for the inadequate segregation of duties. This control deficiency existed in varying degrees at different locations, and while the control deficiency did not result in any adjustments to the annual or interim consolidated financial statements, it could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness and as a consequence our internal control over financial reporting was ineffective as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as stated in their report which appears in this Annual Report on Form 10-K. See “Financial Statements and Supplementary Data.”
Remediation of Material Weakness
     Subsequent to December 31, 2005, the Company has implemented controls to restrict the responsibilities and financial reporting system access of these individuals.
     The Company believes that these corrective actions have addressed the material weakness described above. The Company is in the process of developing procedures for the testing of these controls to determine if the material weakness has been remediated and currently expects that testing of these controls will be substantially completed prior to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Alan B. Levan	/s/ Glen R. Gilbert

Alan B. Levan	Glen R. Gilbert
Chief Executive Officer	Chief Financial Officer
March 29, 2006	March 29, 2006
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
Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP dated March 29, 2006.
Report of Independent Registered Public Accounting Firm of Ernst & Young LLP.
Consolidated Statements of Financial Condition as of December 31, 2005 and 2004.
Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2005.
Consolidated Statements of Comprehensive Income for each of the years in the three year period ended December 31, 2005.

Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2005.
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2005.
Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 2005.
     (2) Financial Statement Schedules
All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

     (3) Exhibits
     The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit Number	Description	Reference

3.1	Articles of Incorporation, as amended and restated	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997

3.2	Amendment to Articles of Incorporation, as amended and restated	Exhibit 4 of Registrant’s Registration Statement on Form 8-K filed June 18, 2002 and Appendix A of Registrant’s Schedule 14c filed January 18, 2005

3.3	By-laws	Exhibit 3.2 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997

10.1	BFC Financial Corporation 2005 Stock Incentive Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 18, 2005

12.1	Statement re computation of ratios — Ratio of earnings to fixed charges	Filed with this Report.

21.1	Subsidiaries of the registrant	Filed with this Report

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report

23.2	Consent of Ernst & Young LLP	Filed with this Report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION

March 29, 2006	By: /s/ Alan B. Levan

Alan B. Levan, Chairman of the Board,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 29, 2006
Alan B. Levan	Chairman of the Board, President and Chief Executive Officer

/s/ Glen R. Gilbert		March 29, 2006
Glen R. Gilbert	Executive Vice President And Chief Financial Officer

/s/ John E. Abdo John E. Abdo	Vice Chairman of the Board	March 29, 2006

/s/ D. Keith Cobb D. Keith Cobb	Director	March 29, 2006

/s/ Earl Pertnoy Earl Pertnoy	Director	March 29, 2006

/s/ Oscar J. Holzmann Oscar J. Holzmann	Director	March 29, 2006

/s/ Neil A. Sterling Neil A. Sterling	Director	March 29, 2006

INDEX TO EXHIBITS

Exhibit	Description

12.1	Statement re: computation of ratios — Ratio of earnings to fixed charges

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002